Form 10-Q
period 2014-03-31
CBS OUTDOOR AMERICAS INC.
filed 2014-05-08
CIK 1579877

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the transition period from	to
Commission File Number: 001-36367
CBS OUTDOOR AMERICAS INC.
(Exact name of registrant as specified in its charter)

Maryland	46-4494703
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

405 Lexington Avenue, 17th Floor New York, NY	10174
(Address of principal executive offices)	(Zip Code)
(212) 297-6400
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     ☐ Yes        ☒ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).        ☒ Yes     ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐ Yes    ☒ No

As of May 7, 2014, the number of shares outstanding of the registrant’s common stock was 120,000,000.

CBS OUTDOOR AMERICAS INC.
QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2014

PART 1

Item 1.    Financial Statements.

CBS OUTDOOR AMERICAS INC.
Consolidated Statements of Financial Position
(Unaudited)

	As of
(in millions)	March 31, 2014	December 31, 2013
Assets:
Current assets:
Cash and cash equivalents	$113.9	$29.8
Receivables, less allowance ($15.0 in 2014 and $15.7 in 2013)	155.2	178.8
Deferred income tax assets, net	24.6	24.5
Prepaid lease and transit franchise costs	113.0	62.7
Other prepaid expenses	19.6	15.5
Other current assets	11.5	5.9
Total current assets	437.8	317.2
Property and equipment, net (Note 4)	733.6	755.4
Goodwill	1,863.2	1,865.7
Intangible assets (Note 5)	349.5	364.4
Other assets	74.3	52.8
Total assets	$3,458.4	$3,355.5

Liabilities:
Current liabilities:
Accounts payable	$59.2	$80.0
Accrued compensation	13.2	28.2
Accrued lease costs	14.1	17.7
Other accrued expenses	49.6	37.8
Deferred revenues	30.0	22.9
Other current liabilities	31.5	25.6
Total current liabilities	197.6	212.2
Long-term debt (Note 8)	1,598.0	—
Deferred income tax liabilities, net	279.5	288.5
Asset retirement obligation (Note 6)	31.9	31.7
Other liabilities	65.9	68.7
Total liabilities	2,172.9	601.1

Commitments and contingencies (Note 14)

Stockholders’ equity/invested equity (Note 10):
Common stock (2014 - 450.0 shares authorized, and 97.0 shares issued
and outstanding; 2013 - no shares authorized, issued or outstanding)	1.0	—
Additional paid-in capital	1,350.3	—
Retained earnings	7.3	—
Invested capital	—	2,829.5
Accumulated other comprehensive loss	(73.1)	(75.1)
Total stockholders’ equity	1,285.5	—
Total invested equity	—	2,754.4
Total liabilities and stockholders’ equity/invested equity	$3,458.4	$3,355.5

See accompanying notes to unaudited consolidated financial statements.

CBS OUTDOOR AMERICAS INC.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended
	March 31,
(in millions, except per share amounts)	2014	2013
Revenues:
Billboard	$207.7	$205.3
Transit and other	80.2	73.9
Total revenues	287.9	279.2
Expenses:
Operating	163.5	162.2
Selling, general and administrative	50.6	43.2
Net gain on dispositions	(0.9)	(9.8)
Depreciation	26.1	26.0
Amortization	21.9	22.9
Total expenses	261.2	244.5
Operating income	26.7	34.7
Interest expense	(12.5)	(0.1)
Other expense, net	(0.5)	(0.1)
Income before provision for income taxes and equity in earnings of investee companies	13.7	34.5
Provision for income taxes	(5.9)	(14.9)
Equity in earnings of investee companies, net of tax	0.6	0.3
Net income	$8.4	$19.9

Net income per common share:
Basic	$0.09	$0.21
Diluted	$0.09	$0.21

Weighted average shares outstanding:
Basic	97.0	97.0
Diluted	97.0	97.0

See accompanying notes to unaudited consolidated financial statements.

CBS OUTDOOR AMERICAS INC.
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended
	March 31,
(in millions)	2014	2013
Net income	$8.4	$19.9
Other comprehensive income (loss), net of tax:
Cumulative translation adjustments	1.8	(2.3)
Amortization of net actuarial loss	0.2	0.2
Total other comprehensive income (loss), net of tax	2.0	(2.1)
Total comprehensive income	$10.4	$17.8

See accompanying notes to unaudited consolidated financial statements.

CBS OUTDOOR AMERICAS INC.
Consolidated Statements of Invested Equity/Stockholders’ Equity
(Unaudited)

(in millions, except per share amounts)	Shares of Common Stock	Common Stock ($0.01 per share par value)	Additional Paid-In Capital	Retained Earnings	Invested Capital	Accumulated Other Comprehensive Loss	Total Invested Equity/ Stockholders’ Equity
Balance as of December 31, 2012	—	$—	$—	$—	$2,909.9	$(66.0)	$2,843.9
Net income	—	—	—	—	19.9	—	19.9
Net distribution to CBS	—	—	—	—	(2.5)	—	(2.5)
Other comprehensive loss	—	—	—	—	—	(2.1)	(2.1)
Balance as of March 31, 2013	—	$—	$—	$—	$2,927.3	$(68.1)	$2,859.2

Balance as of December 31, 2013	—	$—	$—	$—	$2,829.5	$(75.1)	$2,754.4
Net income	—	—	—	7.3	1.1	—	8.4
Other comprehensive income	—	—	—	—	—	2.0	2.0
Conversion to stockholders’ equity (Note 10)	97.0	1.0	2,829.6	—	(2,830.6)	—	—
Distribution of debt proceeds to CBS ($15.71 per share)	—	—	(1,523.8)	—	—	—	(1,523.8)
Net contribution from CBS	—	—	44.5	—	—	—	44.5
Balance as of March 31, 2014	97.0	$1.0	$1,350.3	$7.3	$—	$(73.1)	$1,285.5

See accompanying notes to unaudited consolidated financial statements.

CBS OUTDOOR AMERICAS INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31,
(in millions)	2014	2013
Operating activities:
Net income	$8.4	$19.9
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation and amortization	48.0	48.9
Deferred tax benefit	(6.8)	(3.7)
Stock-based compensation	1.8	1.6
Provision for doubtful accounts	0.7	(1.1)
Net gain on dispositions	(0.9)	(9.8)
Equity in earnings of investee companies, net of tax	(0.6)	(0.3)
Distributions from investee companies	3.0	1.0
Amortization of deferred financing costs	0.7	—
Change in assets and liabilities, net of investing and financing activities	(54.0)	(46.7)
Net cash flow provided by operating activities	0.3	9.8

Investing activities:
Capital expenditures	(8.2)	(6.0)
Acquisitions	—	(7.8)
Proceeds from dispositions	0.5	10.9
Net cash flow used for investing activities	(7.7)	(2.9)

Financing activities:
Proceeds from long-term debt borrowings	1,598.0	—
Deferred financing fees	(24.3)	—
Excess tax benefit from stock-based compensation	—	3.6
Distribution of net debt proceeds to CBS	(1,523.8)	—
Net cash contribution from (distribution to) CBS	42.2	(8.4)
Other	(0.1)	—
Net cash flow provided by (used for) financing activities	92.0	(4.8)

Effect of exchange rate changes on cash and cash equivalents	(0.5)	0.3
Net increase in cash and cash equivalents	84.1	2.4
Cash and cash equivalents at beginning of period	29.8	20.2
Cash and cash equivalents at end of period	$113.9	$22.6

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$4.8	$1.4

See accompanying notes to unaudited consolidated financial statements.

CBS OUTDOOR AMERICAS INC.
Notes to Consolidated Financial Statements
(Unaudited)

Note 1. Description of Business and Basis of Presentation

Description of Business

CBS Outdoor Americas Inc. (the “Company”) and its subsidiaries (collectively, “we,” “us” or “our”) was formed as an indirect wholly owned subsidiary of CBS Corporation (“CBS”). We provide advertising space (“displays”) on out-of-home advertising structures and sites in the U.S., Canada and Latin America. Our portfolio includes billboard displays, which are predominantly located in densely populated major metropolitan areas and along high-traffic expressways and major commuting routes. We also have a number of exclusive multi-year contracts to operate advertising displays in municipal transit systems. We have displays in all of the 25 largest markets in the U.S. and over 180 markets across the U.S., Canada and Latin America. We manage our business through two segments - United States (“U.S.”) and International. As of March 31, 2014, we were an indirect wholly owned subsidiary of CBS.

On April 2, 2014, we completed an initial public offering (the “IPO”) of 23,000,000 shares of our common stock, including 3,000,000 shares of our common stock sold pursuant to the underwriters’ option to purchase additional shares. (See Note 2. Initial Public Offering.) As of April 2, 2014, CBS indirectly owned approximately 81% of the outstanding shares of our common stock. CBS has advised us that it currently intends to dispose of all of the shares of our common stock that it indirectly owns through a tax-free split-off (the “split-off”) in 2014, pursuant to which CBS will offer its stockholders the option to exchange their shares of CBS common stock for shares of our common stock in an exchange offer. If CBS does not proceed with the split-off, it could elect to dispose of our common stock in a number of different types of transactions, including open market sales, sales to one or more third parties or pro rata distributions of our shares to CBS’ stockholders or a combination of these transactions. All of these actions are subject to customary approvals, and there are no assurances that such transactions will be completed.

On April 16, 2014, CBS received a favorable private letter ruling from the Internal Revenue Service (“IRS”) with respect to our plan to convert to a real estate investment trust (“REIT”). After completion of the split-off, we intend to elect to be taxed as a REIT for U.S. federal income tax purposes. However, depending on how CBS elects to proceed with the split-off, we may cease to be a member of the CBS consolidated tax group prior to the effective date of the split-off. In such circumstance, we may make our REIT election effective as of the day after we cease to be a member of the CBS consolidated tax group.

On April 28, 2014, we announced that our board of directors approved a quarterly dividend of $0.37 per share. The dividend is payable on June 30, 2014, to stockholders of record of our common stock on June 9, 2014.

Basis of Presentation and Use of Estimates

The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules of the Securities and Exchange Commission (the “SEC”). In the opinion of our management, the accompanying unaudited financial statements reflect all adjustments, consisting of normal and recurring adjustments, necessary for a fair statement of our financial position, results of operations and cash flows for the periods presented. Certain previously reported amounts have been reclassified to conform with the current presentation. These financial statements should be read in conjunction with the more detailed financial statements and notes thereto, included in our prospectus, filed on March 28, 2014.

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amount of revenues and expenses during the reporting period. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Our prior period financial statements were presented on a “carve-out” basis from CBS’s consolidated financial statements based on the historical results of operations, cash flows, assets and liabilities attributable to its Outdoor Americas operating segment. Management believes that the assumptions and estimates used in the preparation of the underlying consolidated financial statements are reasonable. However, the consolidated financial statements herein do not necessarily reflect what our financial position, results of operations or cash flows would have been if we had been a stand-alone company during the periods

CBS OUTDOOR AMERICAS INC.
Notes to Consolidated Financial Statements
(Unaudited)

presented. As a result, historical financial information is not necessarily indicative of our future results of operations, financial position or cash flows.

Note 2. Initial Public Offering

On March 27, 2014, our registration statement on Form S-11 related to our IPO of our common stock was declared effective by the SEC and on March 28, 2014, our common stock began trading on the New York Stock Exchange under the symbol “CBSO.” On April 2, 2014, we completed an IPO of 23,000,000 shares of our common stock, including 3,000,000 shares of our common stock sold pursuant to the underwriters’ option to purchase additional shares, at a price of $28.00 per share for total net proceeds, after underwriting discounts and commissions, of $615.0 million. Of the total net proceeds, $515.0 million was transferred to a wholly owned subsidiary of CBS as partial consideration for the contribution of the entities comprising CBS’ Outdoor Americas operating segment to us. The remaining $100.0 million was retained by us and will be used to pay the cash portion of the distribution to our stockholders of historical earnings and profits, which will be required when we elect to be taxed as a REIT after the completion of the split-off. Following the final payment of this required earnings and profits distribution, we will pay to CBS, or CBS will pay to us, as applicable, the difference between the actual cash portion of the distribution and the $100.0 million retained by us.

As the IPO was completed in April 2014, this transaction is not reflected in the consolidated financial statements as of March 31, 2014.

Note 3. New Accounting Standards

Adoption of New Accounting Standards

Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists

During the three months ended March 31, 2014, we adopted the Financial Accounting Standards Board’s (the “FASB’s”) guidance on the presentation of the reserve for uncertain tax positions when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. This guidance requires the reserve for uncertain tax positions to be presented in the financial statements as a reduction to the deferred tax asset for a tax loss or other tax carryforward that would be applied in the settlement of the uncertain tax position. This guidance did not have a material effect on our consolidated financial statements.

Obligations Resulting from Joint and Several Liability Arrangements

During the three months ended March 31, 2014, we adopted FASB guidance on the recognition, measurement and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date. Under this guidance, we are required to measure our obligations under such arrangements as the sum of the amount we agreed to pay in the arrangement among our co-obligors and any additional amount we expect to pay on behalf of our co-obligors. We are also required to disclose the nature and amount of the obligation. This guidance did not have a material effect on our consolidated financial statements.

Recent Pronouncements

Service Concession Arrangements

In January 2014, the FASB issued guidance on the accounting for service concession arrangements with public sector entities. This guidance specifies that an operating entity should not account for a service concession arrangement as a lease and the infrastructure used in a service concession arrangement should not be recognized as property, plant and equipment. This guidance applies when the public sector entity controls the services that the operating entity must provide within the infrastructure and also controls any residual interest in the infrastructure at the end of the term of the arrangement. We are currently evaluating the impact of this guidance, which is effective for reporting periods beginning after December 15, 2014, on our consolidated financial statements.

CBS OUTDOOR AMERICAS INC.
Notes to Consolidated Financial Statements
(Unaudited)

Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity

In April 2014, the FASB issued guidance on reporting discontinued operations and disclosures of disposals of components of an entity. The new guidance changes the requirements, including additional disclosures, for reporting discontinued operations which may include a component of an entity or a group of components of an entity, or a business or nonprofit activity. Under the new guidance, a discontinued operation is defined as a disposal of a component or group of components that is disposed of or is classified as held for sale and represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. This guidance is effective for interim periods and annual periods beginning after December 31, 2014. Early adoption is permitted, but only for disposals that have not been reported in financial statements previously issued or available for issuance. We are currently evaluating the impact of this guidance on our consolidated financial statements.

Note 4. Property and Equipment

The table below presents the balances of major classes of assets and accumulated depreciation.

		As of
(in millions)	Estimated Useful Lives	March 31, 2014	December 31, 2013
Land		$88.5	$88.6
Building and improvements	20 to 40 years	45.4	45.0
Advertising structures	5 to 20 years	1,658.7	1,662.3
Furniture, equipment and other	3 to 10 years	78.5	77.2
Construction in progress		12.0	18.9
		1,883.1	1,892.0
Less: accumulated depreciation		1,149.5	1,136.6
Property and equipment, net		$733.6	$755.4

Depreciation expense was $26.1 million for the three months ended March 31, 2014, and $26.0 million for the three months ended March 31, 2013.

Note 5. Intangible Assets

Our identifiable intangible assets primarily consist of acquired permits and leasehold agreements and franchise agreements which grant us the right to operate out-of-home structures in specified locations and the right to provide advertising space on railroad and municipal transit properties. Identifiable intangible assets are amortized on a straight-line basis over their estimated useful life, which is the respective life of the agreement that in some cases includes historical experience of renewals.

Our identifiable intangible assets consist of the following:

(in millions)	Gross	Accumulated Amortization	Net
As of March 31, 2014:
Permits and leasehold agreements	$880.7	$(667.9)	$212.8
Franchise agreements	461.9	(326.2)	135.7
Other intangible assets	2.1	(1.1)	1.0
Total intangible assets	$1,344.7	$(995.2)	$349.5

As of December 31, 2013:
Permits and leasehold agreements	$880.6	$(659.0)	$221.6
Franchise agreements	462.4	(320.7)	141.7
Other intangible assets	2.1	(1.0)	1.1
Total intangible assets	$1,345.1	$(980.7)	$364.4

CBS OUTDOOR AMERICAS INC.
Notes to Consolidated Financial Statements
(Unaudited)

All of our intangible assets, except goodwill, are subject to amortization. Amortization expense was $21.9 million for the three months ended March 31, 2014, and $22.9 million for the three months ended March 31, 2013, which includes the amortization of direct lease acquisition costs of $7.0 million for the three months ended March 31, 2014, and $7.8 million for the three months ended March 31, 2013. Direct lease acquisition costs are amortized on a straight-line basis over the related customer lease term, which generally ranges from four weeks to one year.

Note 6. Asset Retirement Obligation

The following table sets forth the change in the asset retirement obligations associated with our advertising structures located on leased properties. The obligation is calculated based on the assumption that all of our advertising structures will be removed within the next 50 years. The estimated annual costs to dismantle and remove the structures upon the termination or non-renewal of our leases are consistent with our historical experience.

(in millions)
As of December 31, 2013	$31.7
Accretion expense	0.5
Additions	0.2
Liabilities settled	(0.2)
Foreign currency translation adjustments	(0.3)
As of March 31, 2014	$31.9

Note 7. Related Party Transactions

CBS Corporation

These financial statements include charges from CBS for services, such as tax, internal audit, cash management, insurance, technology systems and other services. In addition, prior to 2014, CBS provided benefits to our employees, including certain post-employment benefits, medical, dental, life and disability insurance and participation in a 401(k) savings plan. Charges for these services and benefits are reflected in the consolidated financial statements based on the specific identification of costs, assets and liabilities or based on various allocation methods, including factors such as headcount, time and effort spent on matters relating to us, and the number of CBS operating entities benefiting from such services. Charges for these services and benefits have been included in Selling, general and administrative expenses in the accompanying Consolidated Statements of Operations and totaled $6.4 million in the three months ended March 31, 2014, and $17.7 million in the same prior-year period. Also included in these charges are professional fees associated with our planned election to be taxed as a REIT. Our expenses as a stand-alone company may be different from those reflected in the Consolidated Statements of Operations prior to the IPO. Effective January 1, 2014, our employees began participating in employee benefit plans maintained by us. As a result, there were no benefits provided by CBS in the three months ended March 31, 2014. In addition, during 2014, certain other services previously provided by CBS have been transitioned to us.

As of March 31, 2014, receivables from CBS were $0.4 million and payables to CBS were $2.5 million, which were included in Other current assets and Other current liabilities, respectively, on our Consolidated Statement of Financial Position. As of December 31, 2013, there were no receivables or payables from CBS on our Consolidated Statement of Financial Position.

On April 2, 2014, we entered into a transition services agreement with CBS, pursuant to which CBS will temporarily provide us with certain services (including legal, finance, information technology, insurance, tax and employment functions), and we will provide certain limited services to CBS. Also on April 2, 2014, we entered into a license agreement with a wholly owned subsidiary of CBS, pursuant to which we have the right to use “CBS” in the corporate names of the Company and our subsidiaries for up to 90 days after the split-off and have the right to use the “CBS” mark and logo on our advertising billboards for up to 18 months after the split-off.

Prior to the incurrence of indebtedness on January 31, 2014, intercompany transactions between CBS and us were considered to be effectively settled in cash in the financial statements. The net effect of the settlement of these intercompany transactions, in addition to cash transfers to and from CBS, are reflected in Net cash contribution from (distribution to) CBS on the Condensed Consolidated Statements of Cash Flows and Net contribution from (distribution to) CBS on the Consolidated Statements of

CBS OUTDOOR AMERICAS INC.
Notes to Consolidated Financial Statements
(Unaudited)

Invested Equity/Stockholders’ Equity. The amounts on these financial statement line items differ due to non-cash transactions, such as stock-based compensation expense.

For advertising spending placed by CBS and its subsidiaries, we recognized total revenues of $1.9 million for the three months ended March 31, 2014, and $2.5 million for the three months ended March 31, 2013.

Other Related Parties

Viacom Inc. is controlled by National Amusements, Inc., the controlling stockholder of CBS. Revenues recognized for advertising spending placed by various subsidiaries of Viacom Inc. were $1.6 million for the three months ended March 31, 2014, and $2.4 million for the three months ended March 31, 2013.

We have a 50% ownership interest in two joint ventures that operate transit shelters in Los Angeles and Vancouver. These ventures are accounted for as equity investments. These investments totaled $22.4 million as of March 31, 2014, and $24.1 million as of December 31, 2013, and are included in Other assets on the Consolidated Statements of Financial Position. We provide management services to these joint ventures. Management fees earned from these joint ventures were immaterial for all periods presented.

Note 8. Long-Term Debt

Long-term debt consists of the following:

	As of
(in millions, except percentages)	March 31, 2014	December 31, 2013
Term loan, due 2021	$798.0	$—
Senior unsecured notes:
5.250% senior unsecured notes, due 2022	400.0	—
5.625% senior unsecured notes, due 2024	400.0	—
Total senior unsecured notes	800.0	—
Total long-term debt	$1,598.0	$—

Weighted average cost of debt	4.2%	—%

Term Loan

On January 31, 2014, two of our wholly owned subsidiaries, CBS Outdoor Americas Capital LLC (“Capital LLC”) and CBS Outdoor Americas Capital Corporation (“Finance Corp,” and together with Capital LLC, the “Borrowers”), borrowed $800.0 million under a term loan due in 2021 (the “Term Loan,” together with the Revolving Credit Facility (as defined below), the “Senior Credit Facilities”). The Senior Credit Facilities are governed by a credit agreement, dated as of January 31, 2014, (the “Credit Agreement”). The Term Loan is unconditionally guaranteed by us and our material existing and future direct and indirect wholly owned domestic subsidiaries (except the Borrowers), subject to certain exceptions. The Term Loan is secured, subject to certain exceptions, by substantially all of the assets of the Borrowers and the guarantors, including a first-priority pledge of all the capital stock of our subsidiaries directly held by the Borrowers and the guarantors under the Term Loan.

The Term Loan bears interest at a rate per annum equal to 2.25% plus the greater of the London Interbank Offered Rate (“LIBOR”) or 0.75%. The interest rate on the Term Loan was 3.00% per annum as of March 31, 2014. Interest on the term loan is payable at the end of each LIBOR period, but in no event less frequently than quarterly. The Term Loan was issued at a discount of $2.0 million, which we are amortizing through Interest expense on the Consolidated Statement of Operations over the life of the Term Loan.

CBS OUTDOOR AMERICAS INC.
Notes to Consolidated Financial Statements
(Unaudited)

Senior Unsecured Notes

Also on January 31, 2014, the Borrowers issued $400.0 million aggregate principal amount of 5.250% Senior Unsecured Notes due 2022 and $400.0 million aggregate principal amount of 5.625% Senior Unsecured Notes due 2024 (together, the “Senior Notes”) in a private placement. The Senior Notes are fully and unconditionally guaranteed on a senior unsecured basis by the Company and each of its direct and indirect wholly owned domestic subsidiaries that guarantee the Senior Credit Facilities. Interest on the Senior Notes is payable on May 15 and November 15 of each year, beginning on May 15, 2014.

On or after February 15, 2017, the Borrowers may redeem at any time, or from time to time, some or all of the 5.250% Senior Unsecured Notes due 2022, and on or after February 15, 2019, the Borrowers may also redeem at any time, or from time to time, some or all of the 5.625% Senior Unsecured Notes due 2024. Prior to such dates, the Borrowers may redeem some or all of the Senior Notes subject to a customary make-whole premium. In addition, prior to February 15, 2017, the Borrowers may redeem up to 35% of the aggregate principal amount of each series of Senior Notes with the proceeds of certain equity offerings.

Pursuant to a registration rights agreement dated January 31, 2014, we and the Borrowers have agreed to use commercially reasonable efforts to cause a registration statement to become effective with the SEC relating to an offer to exchange the Senior Notes for registered Senior Notes having substantially identical terms, or, in certain cases, to register the Senior Notes for resale. If we and the Borrowers do not register or exchange the Senior Notes per the terms of the registration rights agreement, the Borrowers will be required to pay additional interest to the holders of the Senior Notes under certain circumstances.

Revolving Credit Facility

On January 31, 2014, the Borrowers also entered into a $425.0 million Revolving Credit Facility, which matures in 2019 (the “Revolving Credit Facility”). Borrowing rates under the Revolving Credit Facility are based on LIBOR plus a margin based on our Consolidated Net Secured Leverage Ratio, which is the ratio of (i) our consolidated secured debt (less up to $150.0 million of unrestricted cash) to (ii) our Consolidated EBITDA (as defined in the Credit Agreement) for the trailing four consecutive quarters. Interest on the Revolving Credit Facility is payable at the end of each LIBOR period, but in no event less frequently than quarterly. The commitment fee based on the amount of unused commitments under the Revolving Credit Facility for the three months ended March 31, 2014, was immaterial. As of March 31, 2014, there were no outstanding borrowings under the Revolving Credit Facility. The Revolving Credit Facility is unconditionally guaranteed by us and our material existing and future direct and indirect wholly owned domestic subsidiaries (except the Borrowers), subject to certain exceptions. The Revolving Credit Facility is secured, subject to certain exceptions, by substantially all of the assets of the Borrowers and the guarantors, including a first-priority pledge of all the capital stock of our subsidiaries directly held by the Borrowers and the guarantors under the Revolving Credit Facility.

The Credit Agreement contains certain customary affirmative and negative covenants. The terms of the Revolving Credit Facility require that we maintain a Maximum Consolidated Net Secured Leverage Ratio of no greater than 3.5 to 1.0. If we elect to be taxed as a REIT, the Maximum Consolidated Net Secured Leverage Ratio will increase to 4.0 to 1.0. As of March 31, 2014, our Maximum Consolidated Net Secured Leverage Ratio was 1.6 to 1.0. The Credit Agreement requires, in connection with the incurrence of certain indebtedness, that we maintain a Consolidated Total Leverage Ratio, which is the ratio of our consolidated total debt to our Consolidated EBITDA for the trailing four consecutive quarters, of no greater than 6.0 to 1.0. As of March 31, 2014, our Consolidated Total Leverage Ratio was 3.8 to 1.0.

Letter of Credit Facility

On January 31, 2014, the Borrowers also entered into a letter of credit facility, pursuant to which we may obtain letters of credit from time to time in an aggregate outstanding face amount of up to $80.0 million. After the first year, the letter of credit facility will automatically extend for successive one-year periods unless either the Borrowers or the issuing bank under it elect not to extend it. The letter of credit facility is unconditionally guaranteed by us and our material existing and future direct and indirect wholly owned domestic subsidiaries (except the Borrowers), subject to certain exceptions, and is secured on an equal and ratable basis by the same collateral that secures the Senior Credit Facilities. The fee under the letter of credit facility for the three months ended March 31, 2014, was immaterial.

CBS OUTDOOR AMERICAS INC.
Notes to Consolidated Financial Statements
(Unaudited)

Deferred Financing Costs

We deferred $29.1 million in fees and expenses associated with the Senior Credit Facilities, Senior Notes and letter of credit facility. We are amortizing the deferred fees through Interest expense on the Consolidated Statement of Operations over the term of each debt facility.

Use of Proceeds

On January 31, 2014, we transferred approximately $1.5 billion of the combined proceeds from the Term Loan and the Senior Notes to a wholly owned subsidiary of CBS, which is an amount equal to the net proceeds from the total indebtedness less $50.0 million, which remained with us for general corporate purposes.

Fair Value

Under the fair value hierarchy, observable inputs such as unadjusted quoted prices in active markets for identical assets or liabilities are defined as Level 1; observable inputs other than quoted prices included within Level 1 that are either directly or indirectly observable for the asset or liability are defined as Level 2; and unobservable inputs for the asset or liability are defined as Level 3. The aggregate fair value of our debt, which is estimated based on quoted market prices of similar liabilities, was approximately $1.6 billion as of March 31, 2014. The fair value of our debt is classified as Level 2.

Note 9. Accumulated Other Comprehensive Income

(in millions)	Cumulative Translation Adjustments	Net Actuarial Gain (Loss)	Accumulated Other Comprehensive Income (Loss)
As of December 31, 2013	$(69.2)	$(5.9)	$(75.1)
Other comprehensive income before reclassifications	1.8	—	1.8
Amortization of actuarial losses reclassified to net income	—	0.2	0.2
Other comprehensive income	1.8	0.2	2.0
As of March 31, 2014	$(67.4)	$(5.7)	$(73.1)

As of December 31, 2012	$(54.3)	$(11.7)	$(66.0)
Other comprehensive income before reclassifications	(2.3)	—	(2.3)
Amortization of actuarial losses reclassified to net income	—	0.2	0.2
Other comprehensive income (loss), net of tax	(2.3)	0.2	(2.1)
As of March 31, 2013	$(56.6)	$(11.5)	$(68.1)

Note 10. Equity

On January 15, 2014, 100 shares of our common stock were issued to CBS. On March 14, 2014, our board of directors declared a 970,000 to 1 stock split. As a result of the stock split, the 100 shares of our common stock then outstanding were converted into 97,000,000 shares of our common stock. The effects of the stock split have been applied retroactively. For purposes of calculating earnings per share, 97,000,000 shares were considered outstanding for all periods presented.

On March 27, 2014, our registration statement on Form S-11 related to our IPO of our common stock was declared effective by the SEC. On April 2, 2014, we completed an IPO of 23,000,000 shares of our common stock, including 3,000,000 shares of our common stock sold pursuant to the underwriters’ option to purchase additional shares, at a price of $28.00 per share. Our total shares issued and outstanding upon completion of the IPO was 120,000,000. (See Note 2. Initial Public Offering.)

As of March 31, 2014, 450,000,000 shares of our common stock, par value $0.01 per share, were authorized; 97,000,000 shares were issued and outstanding; and 50,000,000 shares of our preferred stock, par value $0.01 per share, were authorized with no shares issued and outstanding.

As of April 2, 2014, CBS owns approximately 81% of the outstanding shares of our common stock.

CBS OUTDOOR AMERICAS INC.
Notes to Consolidated Financial Statements
(Unaudited)

On March 25, 2014, our board of directors granted CBS and certain of its affiliates a waiver of the ownership restrictions contained in our charter, subject to certain initial and ongoing conditions designed to protect our status as a REIT.

Note 11. Stock-Based Compensation

On March 18, 2014, our board of directors approved the Omnibus Stock Incentive Plan (the “Stock Plan”) and reserved 8,000,000 shares of our common stock for stock-based awards. Under the Stock Plan, the board of directors is authorized to grant awards of options to purchase shares of our common stock, stock appreciation rights, restricted and unrestricted stock, restricted share units (“RSUs”), dividend equivalents, performance awards, including performance-based restricted share units (“PRSUs”), and other equity-related awards and cash payments to all of our employees and non-employee directors and employees of our subsidiaries. In addition, consultants and advisors who perform services for us and our subsidiaries may, under certain conditions, receive grants under our Stock Plan.

The Stock Plan also provides for the treatment of awards held by our employees that were originally granted under various CBS stock plans. Prior to our IPO, certain of our employees were granted awards of RSUs, PRSUs and stock options for CBS Class B common stock under the CBS equity incentive plans. At the time of the IPO, substantially all outstanding RSUs and PRSUs for CBS Class B common stock (the “CBS RSUs”) were converted into RSUs and PRSUs for our common stock (the “Outdoor RSUs”) under the Stock Plan.

Compensation expense for RSUs is determined based upon the market price of the shares underlying the awards on the date of grant and expensed over the vesting period, which is generally a three- to four-year service period. For PRSU awards, the number of shares an employee earns may range from 0% to 120% based on the outcome of a one year performance condition. Compensation expense is recorded based on the probable outcome of the performance condition. On an annual basis, the board of directors will review actual performance and certify the degree to which performance goals applicable to the award have been met. Forfeitures of RSUs are estimated on the date of grant based on historical forfeiture rates. On an annual basis, adjustments are made to compensation expense based on actual forfeiture and the forfeiture rates are revised as necessary.

The following table summarizes our stock-based compensation expense for the three months ended March 31, 2014 and 2013.

	Three Months Ended
	March 31,
(in millions)	2014	2013
RSUs and PRSUs	$1.6	$1.5
Stock options	0.2	0.1
Stock-based compensation expense, before income taxes	1.8	1.6
Tax benefit	(0.8)	(0.7)
Stock-based compensation expense, net of tax	$1.0	$0.9

As of March 31, 2014, total unrecognized compensation cost related to non-vested RSUs and PRSUs was $22.5 million, which is expected to be recognized over a weighted average period of 2.8 years, and total unrecognized compensation cost related to non-vested stock options was $1.6 million, which is expected to be recognized over a weighted average period of 2.8 years.

CBS OUTDOOR AMERICAS INC.
Notes to Consolidated Financial Statements
(Unaudited)

RSUs and PRSUs

On March 27, 2014, 256,172 non-vested CBS RSUs held by our employees were converted into 561,021 non-vested Outdoor RSUs. The number of RSUs was converted at a ratio of approximately 2.2 to 1.0 in order to preserve the fair value of the awards both before and after conversion.

The following table summarizes the activity of the RSUs and PRSUs issued to our employees.

	CBS RSUs		Outdoor RSUs
	Activity	Weighted Average Per Share Grant Date Fair Market Value	Activity	Weighted Average Per Share Grant Date Fair Market Value
Non-vested as of December 31, 2013	472,490	$32.09
Employee transfers and grants	11,875	34.66
Vested	(157,723)	22.51
Forfeited	(2,909)	37.67
Non-vested before conversion	323,733	36.80
CBS RSUs converted to Outdoor RSUs	(256,172)	37.77
Non-vested Outdoor RSUs converted from CBS RSUs			561,021	$17.24
Non-vested CBS RSUs not being converted to Outdoor RSUs(a)	67,561	33.16
Granted:
RSUs			361,861	28.26
PRSUs			151,270	28.95
Non-vested as of March 31, 2014	67,561	33.16	1,074,152	22.60

(a)	Reflects RSUs which vested in April 2014.

Stock Options

CBS’ stock options held by our employees will remain outstanding until the split-off. At the time of the split-off, each CBS option held by our employees will be converted into an option under the Stock Plan to purchase our common stock with substantially equivalent terms, except that the number of shares of our common stock subject to each converted stock option award and the exercise price of each converted stock option award will be adjusted in order to preserve the intrinsic value of the award at the time of conversion. The following table summarizes the activity of CBS’ stock options issued to our employees.

	Stock Options	Weighted Average Grant Date Fair Market Value
Outstanding as of December 31, 2013	399,581	$29.30
Exercised	(103,176)	24.68
Forfeited	(38,064)	30.79
Outstanding as of March 31, 2014	258,341	30.92

Exercisable as of March 31, 2014	117,308	17.70

CBS OUTDOOR AMERICAS INC.
Notes to Consolidated Financial Statements
(Unaudited)

Note 12. Retirement Benefits

The following table presents the components of net periodic pension cost and amounts recognized in other comprehensive income (loss) for our pension plans:

	Three Months Ended
	March 31,
(in millions)	2014	2013
Components of net periodic pension cost:
Service cost	$0.3	$0.4
Interest cost	0.6	0.5
Expected return on plan assets	(0.7)	(0.6)
Amortization of actuarial losses(a)	0.2	0.3
Net periodic pension cost	$0.4	$0.6

(a)	Reflects amounts reclassified from accumulated other comprehensive income (loss) to net income.

In the three months ended March 31, 2014, we contributed $0.3 million to our pension plans. In 2014, we expect to contribute approximately $2.0 million to our pension plans.

Note 13. Income Taxes

Our U.S. operating results have been included in consolidated federal, and certain state and local income tax returns filed by CBS. The income tax expense reflected in the Consolidated Statements of Operations, deferred tax assets and liabilities included in the Consolidated Statements of Financial Position and income tax payments reflected in the Condensed Consolidated Statements of Cash Flows have been prepared as if these amounts were calculated on a separate tax return basis for us. We believe that the assumptions and estimates used to determine these tax amounts are reasonable. However, the consolidated financial statements herein may not necessarily reflect our income tax expense or tax payments in the future, or what our tax amounts would have been if we had been a stand-alone company during the periods presented.

On April 2, 2014, we entered into a tax matters agreement, which governs the respective rights, responsibilities and obligations of CBS and us with respect to tax liabilities and benefits, tax attributes, the preparation and filing of tax returns, the control of audits and other tax proceedings, and other matters regarding taxes for the periods during which we are a member of the CBS consolidated tax group.

Our effective income tax rate represents a combined annual effective tax rate for federal, state, local and foreign taxes applied to interim operating results.

The effective income tax rate was 43.1% for the three months ended March 31, 2014, and 43.2% for the three months ended March 31, 2013.

Note 14. Commitments and Contingencies

Off-Balance Sheet Commitments

Our off-balance sheet commitments primarily consist of operating lease arrangements and guaranteed minimum franchise payments. These arrangements result from our normal course of business and represent obligations that are payable over several years.

We have long-term operating leases for office space, billboard sites and equipment, which expire at various dates. Certain leases contain renewal and escalation clauses.

We have agreements with municipalities and transit operators which entitle us to operate advertising displays within their transit systems, including on the interior and exterior of rail and subway cars and buses, as well as on benches, transit shelters, street kiosks, and transit platforms. Under most of these franchise agreements, the franchisor is entitled to receive the greater of a percentage of the relevant revenues, net of agency fees, or a specified guaranteed minimum annual payment.

CBS OUTDOOR AMERICAS INC.
Notes to Consolidated Financial Statements
(Unaudited)

Letters of Credit

We have indemnification obligations with respect to letters of credit and surety bonds primarily used as security against non-performance in the normal course of business. The outstanding letters of credit and surety bonds approximated $81.3 million as of March 31, 2014, of which $1.2 million was indemnified by CBS, and $78.3 million as of December 31, 2013, all of which was indemnified by CBS, and were not recorded on the Consolidated Statements of Financial Position. Upon the renewal of our lease and franchise agreements, and upon the entry into new arrangements with respect to our letters of credit and surety bonds, our letters of credit and surety bonds will no longer be indemnified by CBS.

Legal Matters

On an ongoing basis, we are engaged in lawsuits and governmental proceedings and respond to various investigations, inquiries, notices and claims from national, state and local governmental and other authorities (collectively, “litigation”). Litigation is inherently uncertain and always difficult to predict. Although it is not possible to predict with certainty the eventual outcome of any litigation, in our opinion, none of our current litigation is expected to have a material adverse effect on our results of operations, financial position or cash flows.

Note 15. Segment Information

The following tables set forth our financial performance by segment. We manage our operations through two segments—U.S. and International.

	Three Months Ended
	March 31,
(in millions)	2014	2013
Revenues:
U.S.	$255.0	$245.2
International	32.9	34.0
Total revenues	$287.9	$279.2

We present Operating income (loss) before Depreciation, Amortization, Net gain (loss) on dispositions and Stock-based compensation expense (“Adjusted OIBDA”) as the primary measure of profit and loss for our operating segments in accordance with FASB guidance for segment reporting.

CBS OUTDOOR AMERICAS INC.
Notes to Consolidated Financial Statements
(Unaudited)

	Three Months Ended
	March 31,
(in millions)	2014	2013
Net income	$8.4	$19.9
Provision for income taxes	5.9	14.9
Equity in earnings of investee companies, net of tax	(0.6)	(0.3)
Interest expense	12.5	0.1
Other expense, net	0.5	0.1
Operating income	26.7	34.7
Net gain on dispositions	(0.9)	(9.8)
Depreciation and amortization	48.0	48.9
Stock-based compensation(a)	1.8	1.6
Total Adjusted OIBDA	$75.6	$75.4

Adjusted OIBDA:
U.S.	$80.3	$80.1
International	1.1	0.6
Corporate	(5.8)	(5.3)
Total Adjusted OIBDA	$75.6	$75.4

(a)	Stock-based compensation is classified as a Corporate expense.

	Three Months Ended
	March 31,
(in millions)	2014	2013
Operating income (loss):
U.S.	$40.0	$48.2
International	(5.7)	(6.6)
Corporate	(7.6)	(6.9)
Total operating income	$26.7	$34.7

Net (gain) loss on dispositions:
U.S.	$(0.8)	$(9.9)
International	(0.1)	0.1
Total gain on dispositions	$(0.9)	$(9.8)

Depreciation and amortization:
U.S.	$41.1	$41.8
International	6.9	7.1
Total depreciation and amortization	$48.0	$48.9

Capital expenditures:
U.S.	$7.0	$5.3
International	1.2	0.7
Total capital expenditures	$8.2	$6.0

CBS OUTDOOR AMERICAS INC.
Notes to Consolidated Financial Statements
(Unaudited)

	As of
(in millions)	March 31, 2014	December 31, 2013
Assets:
U.S.	$3,054.0	$3,027.6
International	305.4	327.9
Corporate	99.0	—
Total assets	$3,458.4	$3,355.5

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following management’s discussion and analysis of financial condition and results of operations (“MD&A”) should be read in conjunction with the audited consolidated financial statements and the notes thereto appearing in our prospectus filed with the Securities and Exchange Commission (the “SEC”) on March 28, 2014, and the unaudited consolidated financial statements and the notes thereto included in this Quarterly Report on Form 10-Q. This MD&A contains forward-looking statements that involve numerous risks and uncertainties. The forward-looking statements are subject to a number of important factors, including, but not limited to, those factors discussed in the section entitled “Risk Factors” in our prospectus filed with the SEC on March 28, 2014, and the section entitled “Cautionary Note Regarding Forward-Looking Statements” in this Quarterly Report on Form 10-Q, that could cause our actual results to differ materially from the results described herein or implied by such forward-looking statements.

Our prior period unaudited financial statements and the notes thereto, included in this Quarterly Report on Form 10-Q, were presented on a “carve-out” basis from the consolidated financial statements of CBS Corporation (“CBS”), our indirect parent, using the historical results of operations, cash flows, assets and liabilities attributable to CBS’s Outdoor Americas operating segment and include allocations of expenses from CBS. These allocations reflect significant assumptions, and the financial statements do not necessarily reflect what our financial position, results of operations or cash flows would have been had we been a stand-alone company during the periods presented. As a result, historical financial information is not necessarily indicative of our future results of operations, financial position or cash flows.

Overview

CBS Outdoor Americas Inc. (the “Company”) and subsidiaries (collectively, “we,” “us” or “our”) was formed as an indirect wholly owned subsidiary of CBS. We provide advertising space (“displays”) on out-of-home advertising structures and sites in the United States (the “U.S.”), Canada and Latin America. We manage our business through two segments - U.S. and International. As of March 31, 2014, we were wholly owned by CBS.

On April 2, 2014, we completed an initial public offering (the “IPO”) of 23,000,000 shares of our common stock, including 3,000,000 shares of our common stock sold pursuant to the underwriters’ option to purchase additional shares. (See the “Overview: Our Initial Public Offering” section of this MD&A.) As a result of these transactions, CBS indirectly owns approximately 81% of the outstanding shares of our common stock. CBS has advised us that it currently intends to dispose of all of the shares of our common stock that it indirectly owns through a tax-free split-off (the “split-off”) in 2014, pursuant to which CBS will offer its stockholders the option to exchange their shares of CBS common stock for shares of our common stock in an exchange offer. On April 16, 2014, CBS received a favorable private letter ruling from the Internal Revenue Service (the “IRS”) with respect to our plan to convert to a real estate investment trust (a “REIT”). After completion of the split-off, we intend to elect to be taxed as a REIT for U.S. federal income tax purposes.

Business

We are one of the largest lessors of advertising space on out-of-home advertising structures and sites across the U.S., Canada and Latin America. The majority of our inventory is billboard displays, which are primarily located on the most heavily traveled highways and roadways in the top Nielsen Media Research’s Designated Marketing Areas; and we operate a transit advertising display network with exclusive multi-year contracts with municipalities in large cities across the U.S. In total, we have displays in all of the 25 largest markets in the U.S. and over 180 markets in the U.S., Canada and Latin America. Our top market, high profile location focused portfolio includes sites such as the Bay Bridge in San Francisco, Sunset Boulevard in Los Angeles, and both Grand Central Station and Times Square in New York. With newly deployed metrics (“TAB Out of Home Ratings”), we are able to provide advertisers with the actual audience, in terms of audience size and demographic composition that is exposed to individual signs. The combination of location and audience delivery is a selling proposition unique to the out-of-home industry. The breadth and depth of our portfolio provides our customers with a multitude of options to address a wide range of marketing objectives from national, brand-building campaigns to hyper local businesses who want to drive customers to their retail location “one mile down the road.”

We believe that out-of-home advertising is an attractive form of advertising as our displays are ALWAYS ON™ and cannot be turned off, skipped or fast-forwarded, and that it provides our customers with a differentiated advertising solution at an attractive price point relative to other forms of advertising. In addition to leasing displays, we provide other value-added services to our customers, such as pre-campaign category research, creative design support and post-campaign tracking and analytics. We use a real-time mobile operations reporting system that enables proof of performance to customers. We have a diversified base of customers across various industries. During the three months ended March 31, 2014, our largest categories of advertisers were retail, television and professional services, which represented 9%, 8% and 7% of our total U.S. revenues, respectively.

We manage our business through the following two segments:

United States. As of March 31, 2014, we had the largest number of advertising displays of any out-of-home advertising company operating in the 25 largest markets in the U.S. Our U.S. segment generated 20% of its revenues in the New York City metropolitan area for the three months ended March 31, 2014, and 18% for the three months ended March 31, 2013, and generated 12% in the Los Angeles metropolitan area for each of the three months ended March 31, 2014, and 2013. For the three months ended March 31, 2014, our U.S. segment generated $255.0 million of Revenues and $80.3 million of Operating income before Depreciation, Amortization, Net gains (losses) on dispositions and Stock-based compensation (“Adjusted OIBDA”). For the three months ended March 31, 2013, our U.S. segment generated $245.2 million of Revenues and $80.1 million of Adjusted OIBDA. (See the “Segment Results of Operations” section of this MD&A.)

International. Our International segment includes our operations in Canada and Latin America, including Mexico, Argentina, Brazil, Chile and Uruguay. For the three months ended March 31, 2014 our International segment generated $32.9 million of Revenues and $1.1 million of Adjusted OIBDA. For the three months ended March 31, 2013, our International segment generated $34.0 million of Revenues and $0.6 million of Adjusted OIBDA.

Our Initial Public Offering

On March 27, 2014, our registration statement on Form S-11 related to our IPO of our common stock was declared effective by the SEC. On April 2, 2014, we completed an IPO of 23,000,000 shares of our common stock, including 3,000,000 shares of our common stock sold pursuant to the underwriters’ option to purchase additional shares, at a price of $28.00 per share for total net proceeds, after underwriting discounts and commissions, of $615.0 million. Of the total net proceeds, $515.0 million was transferred to a wholly owned subsidiary of CBS as partial consideration for the contribution of the entities comprising CBS’ Outdoor Americas operating segment to us. The remaining $100.0 million was retained by us and will be used to pay the cash portion of the distribution to our stockholders of historical earnings and profits, which will be required when we elect to be taxed as a REIT after the completion of the split-off. Following the final payment of this required earnings and profits distribution, we will pay to CBS, or CBS will pay to us, as applicable, the difference between the actual cash portion of the distribution and the $100.0 million retained by us.

After the completion of the IPO, CBS indirectly owns approximately 81% of the outstanding shares of our common stock.

CBS has advised us that the split-off is expected to be consummated in 2014. If CBS does not proceed with the split-off, it could elect to dispose of our common stock in a number of different types of transactions, including open market sales, sales to one or more third parties or pro rata distributions of our shares to CBS’s stockholders or a combination of these transactions. All of these actions are subject to customary approvals, and there are no assurances that such transactions will be completed.

Economic Environment

Our revenues and operating results are sensitive to fluctuations in advertising expenditures, general economic conditions and other external events beyond our control.

Business Environment

We operate in a highly competitive industry. Increasing the number of digital billboard displays in our most heavily trafficked locations is an important element of our organic growth strategy. Digital billboard displays generate approximately three to four times more revenue per display on average than traditional static billboard displays and are attractive to our customers because they allow for the development of richer and more visually engaging messages, as well as provide our customers with the flexibility both to target audiences by time of day and to quickly launch new advertising campaigns.

Our revenues and profits may fluctuate due to seasonal advertising patterns and influences on advertising markets. Typically, our revenues and profits are highest in the fourth quarter, during the holiday shopping season, and lowest in the first quarter, as advertisers cut back on spending following the holiday shopping season.

Our large-scale portfolio allows our customers to reach a national audience and also provides the flexibility to tailor campaigns to specific regions or markets. For each of the three months ended March 31, 2014 and 2013, we generated approximately 37% of our U.S. revenues from national advertising campaigns.

Our Tax Status

We are, and, until CBS ceases to own at least 80% of our outstanding common stock, we will remain, a member of CBS’s consolidated tax group and will be taxable as a regular domestic C corporation for U.S. federal income tax purposes (i.e., we will be subject to taxation at regular corporate rates). Pursuant to the tax matters agreement that we entered into with CBS, we are liable to pay CBS for any taxes imposed on or relating to us while we are a member of the CBS consolidated tax group.

On April 16, 2014, CBS received a favorable private letter ruling from the IRS with respect to our plan to convert to a REIT. Following the split-off, we intend to elect and qualify to be taxed as a REIT (the “REIT election”), and we, together with one or more of our subsidiaries, will jointly elect to treat such subsidiaries as taxable REIT subsidiaries. CBS has advised us that the split-off is expected to be consummated in 2014. We expect to make the REIT election for our taxable year beginning the day after the effective date of the split-off and ending December 31, 2014. However, depending on how CBS elects to proceed with the split-off, we may cease to be a member of the CBS consolidated tax group prior to the effective date of the split-off. In such circumstance, we may make our REIT election effective as of the day after we cease to be a member of the CBS consolidated tax group.

Key Performance Indicators

Our management reviews our performance by focusing on the indicators described below.

Several of our key performance indicators are not prepared in conformity with Generally Accepted Accounting Principles in the United States of America (“GAAP”). We believe these non-GAAP performance indicators are meaningful supplemental measures of our operating performance and should not be considered in isolation of, or as a substitute for, their most directly comparable GAAP financial measures.

In addition, in the first quarter of 2014, we incurred $4.9 million of costs associated with operating as a stand-alone public company ($3.8 million incrementally over 2013) and $12.4 million of interest expense relating to our entry into the Senior Credit Facilities (as defined herein) and the issuance of the Senior Notes (as defined herein). In the first quarter of 2013, we incurred a significant net gain of $9.8 million on the disposition of most of our billboards in Salt Lake City in exchange for billboards in New Jersey. In an effort to help users evaluate our operating performance for three months ended March 31, 2014 and 2013, where indicated, we present Operating income, Net income, Adjusted OIBDA, Funds from Operations (“FFO”) and Adjusted FFO (“AFFO”) and related adjusted weighted average per share amounts for the first quarter of 2013 on a comparable basis.

	Three Months Ended March 31,
(in millions)	2014	2013	% Change
Revenues	$287.9	$279.2	3%
Constant dollar revenues(a)	287.9	275.7	4
Operating income
Reported	26.7	34.7	(23)
2013 on a comparable basis	26.7	21.1	27
Adjusted OIBDA(b):
Reported	75.6	75.4	—
2013 on a comparable basis	75.6	71.6	6
FFO(b):
Reported	50.3	57.1	(12)
2013 on a comparable basis	50.3	47.9	5
AFFO(b):
Reported	40.8	46.5	(12)
2013 on a comparable basis	40.8	38.0	7
Net income:
Reported	8.4	19.9	(58)
2013 on a comparable basis(c)	8.4	5.0	68

(a)
Revenues on a constant dollar basis is calculated as reported revenues excluding the impact of foreign currency exchange rates between periods. We provide constant dollar revenues to understand the underlying growth rate of revenue excluding the impact of changes in foreign currency exchange rates between periods, which are not under management’s direct control. Our management believes constant dollar revenues are useful to users because it enables them to better understand the level of growth of our business period to period. Since constant dollar revenues is not a measure calculated in accordance with GAAP, it should not be considered in isolation of, or as a substitute for, revenues as an indicator of operating performance. Constant dollar revenues, as we calculate it, may not be comparable to similarly titled measures employed by other companies.

(b)
See the “Reconciliation Tables” section of this MD&A for a reconciliation of Operating income to Adjusted OIBDA, Net income to FFO and AFFO, and results for the three months ended March 31, 2013, on a comparable basis.

(c)	See the “Net income” section of this MD&A for a reconciliation of 2013 Net income to 2013 Net income on a comparable basis.

Adjusted OIBDA

We calculate Adjusted OIBDA as Operating income before Depreciation, Amortization, Net gains (losses) on dispositions and Stock-based compensation. We calculate Adjusted OIBDA margin by dividing Adjusted OIBDA by total revenues. We use Adjusted OIBDA and Adjusted OIBDA margin to evaluate our operating performance. Adjusted OIBDA and Adjusted OIBDA margin are among the primary measures we use for managing our business, and for planning and forecasting future periods, as each is an important indicator of our operational strength and business performance. Our management believes users are best served if the information that is made available to them allows them to align their analysis and evaluation of our operating results along the same lines that our management uses in managing, planning and executing our business strategy. Our management also believes that the presentations of Adjusted OIBDA and Adjusted OIBDA margin, as supplemental measures, are useful in evaluating our business because eliminating items that have less bearing on our operating performance highlight trends in our business that may not otherwise be apparent when relying solely on GAAP financial measures. It is management’s opinion that these supplemental measures provide users with an important perspective on our operating performance and also make it easier for users to compare our results with other companies that have different financing and capital structures or tax rates.

FFO and AFFO

We calculate FFO in accordance with the definition established by the National Association of Real Estate Investment Trusts (“NAREIT”). FFO reflects net income adjusted to exclude gains and losses from the sale of real estate assets, depreciation and amortization of real estate assets and amortization of direct lease acquisition costs, as well as the same adjustments for our equity-based investments, as applicable. We calculate AFFO as FFO adjusted to include cash paid for direct lease acquisition costs as such costs are generally amortized over a period ranging from four weeks to one year and therefore are incurred on a regular basis. AFFO also includes cash paid for maintenance capital expenditures since these are routine uses of cash that are necessary for our operations. In addition, AFFO excludes certain non-cash items, including non-real estate depreciation and amortization, deferred income taxes, stock-based compensation expense, accretion expense, the non-cash effect of straight-line rent and deferred financing costs. We believe that adjusting for these items provides a better measure of our operating performance. We use FFO and AFFO measures for managing our business and for planning and forecasting future periods, and each is an important indicator of our operational strength and business performance, especially compared to other REITs. Our management believes users are best served if the information that is made available to them allows them to align their analysis and evaluation of our operating results along the same lines that our management uses in managing, planning and executing our business strategy. Our management also believes that the presentations of FFO, AFFO, and FFO and AFFO per adjusted weighted average share, as supplemental measures, are useful in evaluating our business because eliminating items that have less bearing on the operating performance of REITs highlight trends in our business that may not otherwise be apparent when relying solely on GAAP financial measures. It is management’s opinion that these supplemental measures provide users with an important perspective on our operating performance and also make it easier to compare our results to other companies in our industry, as well as to REITs.

Adjusted Weighted Average Shares

We present weighted average shares on an adjusted basis of 120,000,000 shares to give effect to 23,000,000 shares issued on April 2, 2014, from the IPO in addition to the 97,000,000 shares outstanding as of March 31, 2014, for basic and diluted earnings per share (“EPS”). We also present FFO, AFFO and Net income per adjusted weighted average share. Our management believes that these presentations are useful in evaluating our business because they allow users to evaluate our per share results after giving effect to the issuance of shares of our common stock in connection with our initial public offering, which increased our outstanding shares of common stock.

Comparable Basis for 2013 Adjustments

We calculate Operating income, Net income, Adjusted OIBDA, FFO and AFFO, and related per adjusted weighted average share amounts, for the three months ended March 31, 2013, on a comparable basis by adjusting to exclude a significant net gain of $9.8 million incurred in the first quarter of 2013 on the disposition of most of our billboards in Salt Lake City in exchange for billboards in New Jersey, and to include $3.8 million of incremental costs associated with operating as a stand-alone public company incurred in the first quarter of 2014 and $12.4 million of interest expense relating to our entry into the Senior Credit Facilities (as defined herein) and the issuance of the Senior Notes (as defined herein), which were also incurred in the first quarter of 2014. Our management believes these adjusted presentations are useful in evaluating our business because they allow users to compare our operating performance for the first quarter of 2013 against the operating performance of the first quarter of 2014, including certain significant costs arising as a result of our separation from CBS.

Since adjusted weighted average shares, Adjusted OIBDA, Adjusted OIBDA margin, FFO, AFFO, FFO and AFFO per adjusted weighted average share and, on a comparable basis for 2013, Operating income, Net income, Adjusted OIBDA, FFO and AFFO and related per adjusted weighted average share amounts, are not measures calculated in accordance with GAAP, they should not be considered in isolation of, or as a substitute for, weighted average shares outstanding for basic and diluted EPS, Operating income, Net income and Revenues, and the related weighted average per share amounts, the most directly comparable GAAP financial measures, as indicators of operating performance. These measures, as we calculate them, may not be comparable to similarly titled measures employed by other companies. In addition, these measures do not necessarily represent funds available for discretionary use and are not necessarily a measure of our ability to fund our cash needs.

Reconciliation Tables

The following table reconciles Operating income to Adjusted OIBDA, and Net income to FFO and AFFO. The table also reconciles 2013 Adjusted OIBDA, FFO and AFFO to 2013 Adjusted OIBDA, FFO and AFFO on a comparable basis and includes FFO and AFFO per adjusted weighted average share (2013 on a comparable basis).

	Three Months Ended
	March 31,
(in millions, except per share amounts)	2014	2013
Operating income	$26.7	$34.7
Net gain on dispositions	(0.9)	(9.8)
Depreciation	26.1	26.0
Amortization	21.9	22.9
Stock-based compensation	1.8	1.6
Adjusted OIBDA	75.6	75.4
Incremental stand-alone costs(a)	—	(3.8)
Adjusted OIBDA, 2013 on a comparable basis	$75.6	$71.6

Net income	$8.4	$19.9
Depreciation of billboard advertising structures	24.2	24.2
Amortization of real estate related intangible assets	10.7	10.7
Amortization of direct lease acquisition costs	7.0	7.8
Net gain on disposition of billboard advertising structures, net of tax	(0.2)	(5.7)
Adjustment related to equity based investments	0.2	0.2
FFO	50.3	57.1
Incremental stand-alone costs, net of tax(a)	—	(2.2)
Incremental interest expense, net of tax(b)	—	(7.0)
FFO, 2013 on a comparable basis	$50.3	$47.9

FFO	$50.3	$57.1
Adjustment for deferred income taxes	(6.9)	(7.8)
Cash paid for direct lease acquisition costs	(8.5)	(9.4)
Maintenance capital expenditures	(3.0)	(2.0)
Other depreciation	1.9	1.8
Other amortization	4.2	4.4
Stock-based compensation	1.8	1.6
Non-cash effect of straight-line rent	(0.2)	0.2
Accretion expense	0.5	0.6
Amortization of deferred financing costs	0.7	—
AFFO	40.8	46.5
Incremental stand-alone costs, net of tax(a)	—	(2.2)
Incremental interest expense, net of tax(b)	—	(7.0)
Amortization of deferred financing costs	—	0.7
AFFO, 2013 on a comparable basis	$40.8	$38.0

FFO, 2013 on a comparable basis, per adjusted weighted average share(c)	$0.42	$0.40
AFFO, 2013 on a comparable basis, per adjusted weighted average share(c)	$0.34	$0.32
Adjusted weighted average shares(c)	120.0	120.0
Weighted average shares for basic and diluted EPS(d)	97.0	97.0

(a)	Adjustment to reflect incremental costs to operate as a stand-alone company at the same level as 2014.

(b)	Adjustment to reflect incremental interest expense, net of tax, at the same level as 2014.

(c)
Adjusted weighted average shares of 120,000,000 includes 23,000,000 shares issued on April 2, 2014, from the IPO in addition to the 97,000,000 shares outstanding as of March 31, 2014 for basic and diluted EPS. (See the “Overview: Our Initial Public Offering” section of this MD&A.)

(d)
On March 14, 2014, our board of directors declared a 970,000 to 1 stock split. As a result of the stock split, the 100 shares of our common stock then outstanding were converted into 97,000,000 shares of our common stock. The effects of the stock split have been applied retroactively to all reported periods for EPS purposes.

FFO for the three months ended March 31, 2014, of $50.3 million decreased 12% compared to the same prior-year period, primarily due to higher interest costs, net of tax, of $7.0 million and incremental stand-alone costs, net of tax, of $2.2 million.
AFFO for the three months ended March 31, 2014, was $40.8 million, a decrease of 12% compared to the same prior-year period. On a 2013 comparable basis, FFO increased 5% and AFFO increased 7% in the first quarter of 2014. AFFO per adjusted weighted average shares for basic EPS was $0.34 per share for the three months ended March 31, 2014, and AFFO, 2013 on a comparable basis, was $0.32 per share.

Revenues

We derive Revenues primarily from providing advertising space to customers on our advertising structures and sites. Our contracts with customers generally cover periods ranging from four weeks to one year. Revenues from billboard displays are recognized as rental income on a straight-line basis over the contract term. Transit and other revenues are recognized as earned, which is typically ratably over the contract period. For space provided to advertisers through the use of an advertising agency whose commission is calculated based on a stated percentage of gross advertising spending, our Revenues are reported net of agency commissions.

				(in constant dollars)(b)
	Three Months Ended			Three Months
	March 31,		%	Ended	%
(in millions, except percentages)	2014	2013	Change	March 31, 2013	Change
Revenues:
Billboard	$207.7	$205.3	1%	$202.5	3%
Transit and other	80.2	73.9	9	73.2	10
Total revenues	$287.9	$279.2	3	$275.7	4

Same-site revenues(a)	$286.3	$276.4	4
Non-comparable revenues	1.6	2.8	(43)
Total revenues	$287.9	$279.2	3

(a)
Same-site revenues are adjusted to exclude revenues attributable to any billboards or transit agreements which were not in place for both periods in their entirety, as a result of new acquisitions, new agreements, divestitures, and non-renewals (“non-comparable revenues”). We provide same-site revenues to understand the underlying growth rate of revenue excluding the impact of non-comparable revenues. Our management believes same-site revenues is useful to users because it enables them to better understand the level of growth of our business period to period. Since same-site revenues is not a measure calculated in accordance with GAAP, it should not be considered in isolation of, or as a substitute for, revenues as an indicator of operating performance. Same-site revenues, as we calculate it, may not be comparable to similarly titled measures employed by other companies.

(b)	Revenues on a constant dollar basis is calculated as reported revenues excluding the impact of foreign currency exchange rates between periods.

Total revenues increased $8.7 million, or 3%, and same-site revenues increased $9.9 million, or 4%, in the three months ended March 31, 2014, compared to the same prior-year period. Our constant dollar revenues increased 4% compared to the same prior-year period.

Total billboard revenues increased $2.4 million, or 1%, in the three months ended March 31, 2014, compared to the same prior-year period, principally driven by growth in average revenue per display (yield) attributable to the conversion of traditional static billboard displays to digital billboard displays, partially offset by foreign currency exchange losses of $2.8 million. In constant dollars, billboard revenues increased $5.2 million, or 3%.

Total transit and other revenues increased $6.3 million, or 9%, in the three months ended March 31, 2014, compared to the same prior-year period, driven by higher revenues in 2014 from the television and movie industries and stronger local sales in the New York metropolitan area.

Expenses

	Three Months Ended
	March 31,		%
(in millions, except percentages)	2014	2013	Change
Expenses:
Operating	$163.5	$162.2	1%
Selling, general and administrative	50.6	43.2	17
Net gain on dispositions	(0.9)	(9.8)	(91)
Depreciation	26.1	26.0	—
Amortization	21.9	22.9	(4)
Total expenses	$261.2	$244.5	7

Operating Expenses

	Three Months Ended
	March 31,		%
(in millions, except percentages)	2014	2013	Change
Operating expenses:
Billboard property lease	$69.1	$71.9	(4)%
Transit franchise	44.2	42.5	4
Posting, maintenance and other	50.2	47.8	5
Total operating expenses	$163.5	$162.2	1

Billboard property lease expenses represented 33% of billboard revenues in the three months ended March 31, 2014, and 35% in the three months ended March 31, 2013. Transit franchise expenses represented 67% of transit revenues for each of the three months ended March 31, 2014, and 2013.

Posting, maintenance and other expenses as a percentage of Revenues were 17% for each of the three months ended March 31, 2014 and 2013. Posting, maintenance and other expenses increased $2.4 million, or 5%, in the three months ended March 31, 2014, compared to the same prior-year period, principally due to higher production and installation costs and an increase in property taxes.

Selling, General and Administrative Expenses (“SG&A”)

SG&A expenses represented 18% of Revenues for the three months ended March 31, 2014, and 15% for the same prior-year period. SG&A expenses increased $7.4 million, or 17%, in the three months ended March 31, 2014, compared to the same prior-year period, primarily due to incremental stand-alone costs of $3.8 million, a higher provision for bad debt relative to last year, which benefited from an improved trend in receivable collections, and increased compensation-related expenses, partially offset by lower costs associated with our planned conversion to a REIT.

Net Gain on Dispositions

Net gain on dispositions was $0.9 million for the three months ended March 31, 2014, and includes a gain of $0.6 million related to the divestiture of a transit shelter operation in Los Angeles. Net gain on dispositions for the three months ended March 31, 2013, represented a gain of $9.8 million from the disposition of most of our billboards in Salt Lake City in exchange for billboards in New Jersey.

Depreciation

Depreciation in the three months ended March 31, 2014, was comparable to the same prior-year period.

Amortization

Amortization decreased $1.0 million, or 4% in the three months ended March 31, 2014, compared to the same prior-year period, principally driven by lower amortization due to dispositions in 2013. Amortization expense includes the amortization of direct lease acquisition costs of $7.0 million in the three months ended March 31, 2014, and $7.8 million in the same prior-year period. Capitalized direct lease acquisition costs were $7.3 million in the three months ended March 31, 2014, and $7.5 million in the same prior-year period.

Interest expense

Interest expense was $12.5 million for the three months ended March 31, 2014. We incurred indebtedness of $1.6 billion on January 31, 2014. See the “Liquidity and Capital Resources” section of this MD&A.

Provision for Income Taxes

Our income tax provisions for three months ended March 31, 2014 and 2013, were calculated on a separate tax return basis, even though our U.S. operating results were included in the consolidated federal, and certain state and local income tax returns of CBS. CBS manages its tax position for the benefit of the entire portfolio of its businesses and, as such, the assumptions, methodologies and calculations made for purposes of determining our tax provision and related tax accounts in the consolidated financial statements herein may differ from those made by CBS and, in addition, are not necessarily reflective of the tax strategies that we would have followed as a separate stand-alone company.

The provision for income taxes was $5.9 million for the three months ended March 31, 2014, and $14.9 million for the three months ended March 31, 2013, reflecting an effective income tax rate of 43.1% for the three months ended March 31, 2014 and 43.2% for the three months ended March 31, 2013.

Net income

The following table is a reconciliation of reported results for the three months ended March 31, 2013, to results on a comparable basis to 2014. For a discussion of comparable basis for 2013 adjustments, see the “Key Performance Indicators” section of this MD&A.

	Three Months Ended March 31,
	2013					2014
(in millions, except per share amounts)	Reported	Net Gain on Dispositions (a)	Stand-Alone Costs (b)	Interest Expense (c)	Comparable to 2014	Reported (e)
Revenues	$279.2	$—	$—	$—	$279.2	$287.9
Operating	162.2				162.2	163.5
Selling, general and administrative	43.2		3.8		47.0	50.6
Net gain on dispositions	(9.8)	9.8			—	(0.9)
Depreciation	26.0				26.0	26.1
Amortization	22.9				22.9	21.9
Operating income	34.7	(9.8)	(3.8)	—	21.1	26.7
Interest expense	(0.1)			(12.4)	(12.5)	(12.5)
Other expense, net	(0.1)				(0.1)	(0.5)
Income before provision for income taxes and equity in earnings of investee companies	34.5	(9.8)	(3.8)	(12.4)	8.5	13.7
Provision for income taxes	(14.9)	4.1	1.6	5.4	(3.8)	(5.9)
Equity in earnings of investee companies, net of tax	0.3				0.3	0.6
Net income	$19.9	$(5.7)	$(2.2)	$(7.0)	$5.0	$8.4
Net income per common share:
Basic	$0.21				$0.05	$0.09
Diluted	$0.21				$0.05	$0.09

Weighted average shares outstanding:
Basic	97.0				97.0	97.0
Diluted	97.0				97.0	97.0

Net income per adjusted weighted average share(d)					$0.04	$0.07
Adjusted weighted average shares(d)					120.0	120.0

(a)	Adjustment to exclude Net gain on dispositions.

(b)	Adjustment to reflect incremental stand-alone costs at 2014 level.

(c)	Adjustment to reflect incremental interest expense at 2014 level.

(d)
Adjusted weighted average shares of 120,000,000 includes 23,000,000 shares issued on April 2, 2014, from the IPO in addition to the 97,000,000 shares outstanding as of March 31, 2014, for basic and diluted EPS. (See the “Overview: Our Initial Public Offering” section of this MD&A.)

(e)	Net income, excluding Net gain on dispositions, net of tax, for the three months ended March 31, 2014, is $7.9 million.

For the three months ended March 31, 2014, Net income was $8.4 million, a decrease of $11.5 million compared to the same prior-year period, primarily due to a $5.7 million after-tax gain on the disposition of most of our billboards in Salt Lake City in 2013 and the incurrence of after-tax interest expense of $7.0 million in 2014. Weighted average shares outstanding as of March 31, 2014, reflect our ownership by CBS and does not reflect the completion of the IPO in April 2014.

Net income for the three months ended March 31, 2014 increased 68% over net income for the three months ended March 31, 2013, on a comparable basis of $5.0 million, after excluding the after-tax gain in 2013 and reflecting the same after-tax interest cost and stand-alone costs as those incurred in the first quarter of 2014. Net income per adjusted weighted average share, using the post-IPO share count of 120,000,000 shares, was $0.07 per share for the three months ended March 31, 2014, and Net income per adjusted weighted average share for the three months ended March 31, 2013, on a comparable basis was $0.04 per share.

Segment Results of Operations

We present Adjusted OIBDA as the primary measure of profit and loss for our operating segments in accordance with Financial Accounting Standards Board (the “FASB”) guidance for segment reporting. See the “Key Performance Indicators” section of this MD&A.

The following table presents our Revenues, Adjusted OIBDA, Operating income (loss) and Depreciation and Amortization by segment, for the three months ended March 31, 2014 and 2013.

	Three Months Ended
	March 31,
(in millions)	2014	2013
Revenues:
United States	$255.0	$245.2
International	32.9	34.0
Total revenues	287.9	279.2
Foreign currency exchange impact	—	(3.5)
Constant dollar revenues(a)	$287.9	$275.7

Operating income	$26.7	$34.7
Net gain on dispositions	(0.9)	(9.8)
Depreciation	26.1	26.0
Amortization	21.9	22.9
Stock-based compensation(b)	1.8	1.6
Adjusted OIBDA	$75.6	$75.4

Adjusted OIBDA:
United States	$80.3	$80.1
International	1.1	0.6
Corporate	(5.8)	(5.3)
Total Adjusted OIBDA	$75.6	$75.4

Operating income (loss):
United States	$40.0	$48.2
International	(5.7)	(6.6)
Corporate	(7.6)	(6.9)
Total operating income	$26.7	$34.7

(a)	Revenues on a constant dollar basis is calculated as reported revenues excluding the impact of foreign currency exchange rates between periods.

(b)	Stock-based compensation is classified as a Corporate expense.

United States

	Three Months Ended
	March 31,		%
(in millions, except percentages)	2014	2013	Change
Revenues:
Billboard	$182.2	$178.4	2%
Transit and other	72.8	66.8	9
Total revenues	255.0	245.2	4

Same-site revenues(a)	$253.4	$242.4	5
Non-comparable revenues	1.6	2.8	(43)
Total revenues	255.0	245.2	4
Operating expenses	(139.0)	(136.1)	2
Selling, general and administrative expenses	(35.7)	(29.0)	23
Adjusted OIBDA	$80.3	$80.1	—

Operating income	$40.0	$48.2	(17)
Net gain on dispositions	(0.8)	(9.9)	(92)
Depreciation and amortization	41.1	41.8	(2)
Adjusted OIBDA	$80.3	$80.1	—

(a)
Same-site revenues are adjusted to exclude revenues attributable to any billboards or transit agreements which were not in place for both periods in their entirety, as a result of new acquisitions, new agreements, divestitures, and non-renewals (“non-comparable revenues”).

Total U.S. revenues increased $9.8 million, or 4%, and U.S. same-site revenues increased $11.0 million, or 5% in the first quarter of 2014 compared to the same prior-year period. Total revenue growth was led by increases in our New Jersey and New York markets, which increased a total of $7.9 million. For each of the three months ended March 31, 2014 and 2013, we generated approximately 37% of our U.S. revenues from national advertising campaigns.

Revenues from U.S. billboards increased $3.8 million, or 2%, in the three months ended March 31, 2014, compared to the same prior-year period, reflecting growth in average revenue per display (yield) attributable to the conversion of traditional static billboard displays to digital billboard displays, and an increase in average rates.

Transit and other revenues in the U.S. increased $6.0 million, or 9%, in the three months ended March 31, 2014 compared to the same prior-year period, reflecting higher revenues in 2014 from the television and movie industries and stronger local sales in the New York metropolitan area.

U.S. operating and SG&A expenses increased $2.9 million and $6.7 million, or 2% and 23%, respectively, in the three months ended March 31, 2014, compared to the same prior-year period, primarily due to incremental stand-alone costs, a higher provision for bad debt relative to last year, which benefited from an improved trend in receivable collections, increased compensation-related expenses and higher transit franchise expenses due to the increase in transit revenues.

U.S. Adjusted OIBDA increased $0.2 million in the three months ended March 31, 2014, while the three months ended March 31, 2014, includes $1.7 million of incremental stand-alone costs. Adjusted OIBDA margin decreased to 31% in the three months ended March 31, 2014, from 33% in the same prior-year period.

International

				(in constant dollars)(b)
	Three Months Ended			Three Months
	March 31,		%	Ended	%
(in millions, except percentages)	2014	2013	Change	March 31, 2013	Change
Revenues:
Billboard	$25.5	$26.9	(5)%	$24.1	6%
Transit and other	7.4	7.1	4	6.4	16
Total revenues	32.9	34.0	(3)	$30.5	8

Same-site revenues(a)	$32.9	$34.0	(3)
Non-comparable revenues	—	—	*
Total revenues	$32.9	$34.0	(3)

Canada	$16.5	$15.7	5	$14.4	15
Latin America	16.4	18.3	(10)	16.1	2
Total revenues	32.9	34.0	(3)	30.5	8
Operating expenses	(24.5)	(26.1)	(6)	(23.3)	5
Selling, general and administrative expenses	(7.3)	(7.3)	—	(6.5)	12
Adjusted OIBDA	$1.1	$0.6	83	$0.7	57

Operating loss	$(5.7)	$(6.6)	(14)
Net (gain) loss on dispositions	(0.1)	0.1	*
Depreciation and amortization	6.9	7.1	(3)
Adjusted OIBDA	$1.1	$0.6	83

*	Calculation is not meaningful.

(a)
Same-site revenues are adjusted to exclude revenues attributable to any billboards or transit agreements which were not in place for both periods in their entirety, as a result of new acquisitions, new agreements, divestitures, and non-renewals (“non-comparable revenues”).

(b)	Revenues on a constant dollar basis is calculated as reported revenues excluding the impact of foreign currency exchange rates between periods.

Total international revenues decreased $1.1 million, or 3%, in the three months ended March 31, 2014, compared to the same prior-year period, reflecting the negative impact of foreign exchange. In constant dollars, total international revenues increased 8%, driven by an increase in Canada of 15% and an increase in Latin America of 2%.

International operating expenses decreased $1.6 million, or 6%, in the three months ended March 31, 2014, compared to the same prior-year period, while selling, general and administrative expenses were comparable to the prior-year period, primarily driven by the impact of foreign exchange rate changes, partially offset by higher costs from the timing of severance expenses in 2013.

International Adjusted OIBDA increased $0.5 million, or 83%, in the three months ended March 31, 2014, compared to the same prior-year period, driven by the increase in revenues, partially offset by higher expenses, both on a constant dollar basis. In constant dollars, international Adjusted OIBDA increased $0.4 million, or 57%, compared to the same prior-year period.

Corporate

Corporate expenses primarily include expenses associated with employees who provide centralized services. Corporate expenses, excluding stock-based compensation, were $5.8 million in the three months ended March 31, 2014 and $5.3 million in the three months ended March 31, 2013, reflecting incremental stand-alone costs of $2.1 million, partially offset by lower costs associated with our planned conversion to a REIT.

Liquidity and Capital Resources

	As of
(in millions, except percentages)	March 31, 2014	December 31, 2013	% Change
Assets:
Cash and cash equivalents	$113.9	$29.8	*%
Receivables, less allowance ($15.0 in 2014 and $15.7 in 2013)	155.2	178.8	(13)
Deferred income tax assets, net	24.6	24.5	—
Prepaid lease and transit franchise costs	113.0	62.7	80
Other prepaid expenses	19.6	15.5	26
Other current assets	11.5	5.9	95
Total current assets	$437.8	$317.2	38
Liabilities:
Accounts payable	$59.2	$80.0	(26)
Accrued compensation	13.2	28.2	(53)
Accrued lease costs	14.1	17.7	(20)
Other accrued expenses	49.6	37.8	31
Deferred revenues	30.0	22.9	31
Other current liabilities	31.5	25.6	23
Total current liabilities	$197.6	$212.2	(7)
Working capital	$240.2	$105.0	129

*	Calculation is not meaningful.

We continually project anticipated cash requirements for our operating, investing and financing needs as well as cash flows generated from operating activities available to meet these needs. Our short-term cash requirements primarily include payments for operating leases, franchise rights, capital expenditures, interest and dividends. Additionally, our short-term cash requirements will also include dividends to be paid to our stockholders relating to our election to be taxed as a REIT, representing the required distribution of historical earnings and profits. Funding for short-term cash needs will come primarily from our cash on hand, operating cash flows and borrowing capacity under our Revolving Credit Facility.

Our long-term cash needs include principal payments on outstanding indebtedness and payments for acquisitions. Funding for long-term cash needs will come from our cash on hand, operating cash flows, our ability to issue debt and equity securities, and borrowing capacity under our Revolving Credit Facility.

In the three months ended March 31, 2014, we incurred indebtedness of $1.6 billion.

Historically, we participated in CBS’s centralized cash management system. Under this system, on a daily basis, any excess cash we generated was automatically transferred to CBS and any additional daily cash flow needs were funded by CBS. As such, CBS benefited from the positive cash flow we generated, and CBS also provided us with sufficient daily liquidity to fund our ongoing cash needs. As a result, we have historically required minimal cash on hand. As of January 31, 2014, such participation ceased.

On April 2, 2014, we completed an IPO of 23,000,000 shares of our common stock, including 3,000,000 shares of our common stock sold pursuant to the underwriters’ option to purchase additional shares, at a price of $28.00 per share for total net proceeds, after underwriting discounts and commissions, of $615.0 million. Of the total net proceeds, $515.0 million was transferred to a wholly owned subsidiary of CBS as partial consideration for the contribution of the entities comprising CBS’ Outdoor Americas operating segment to us. The remaining $100.0 million was retained by us and will be used to pay the cash portion of the distribution to our stockholders of historical earnings and profits, which will be required when we elect to be taxed as a REIT after the completion of the split-off. Following the final payment of this required earnings and profits distribution, we will pay to CBS, or CBS will pay to us, as applicable, the difference between the actual cash portion of the distribution and the $100.0 million retained by us.

On April 28, 2014, we announced that our board of directors approved a quarterly dividend of $0.37 per share. The dividend is payable on June 30, 2014, to stockholders of record of our common stock on June 9, 2014.

Debt

Long-term debt consists of the following:

	As of
(in millions, except percentages)	March 31, 2014	December 31, 2013
Term loan, due 2021	$798.0	$—
Senior unsecured notes:
5.250% senior unsecured notes, due 2022	400.0	—
5.625% senior unsecured notes, due 2024	400.0	—
Total senior unsecured notes	800.0	—
Total long-term debt	$1,598.0	$—

Weighted average cost of debt	4.2%	—%

	Payments Due by Period
(in millions)	Total	2014	2015-2016	2017-2018	2019 and thereafter
Long-term debt	$1,600.0	$—	$—	$—	$1,600.0
Interest	563.3	52.6	135.7	135.7	239.3
Total	$2,163.3	$52.6	$135.7	$135.7	$1,839.3

Term Loan

On January 31, 2014, two of our wholly owned subsidiaries, CBS Outdoor Americas Capital LLC (“Capital LLC”) and CBS Outdoor Americas Capital Corporation (“Finance Corp,” and together with Capital LLC, the “Borrowers”), borrowed $800.0 million under a term loan due in 2021 (the “Term Loan,” together with the Revolving Credit Facility (as defined below), the “Senior Credit Facilities”). The Senior Credit Facilities are governed by a credit agreement, dated as of January 31, 2014, (the “Credit Agreement”). The Term Loan is unconditionally guaranteed by us and our material existing and future direct and indirect wholly owned domestic subsidiaries (except the Borrowers), subject to certain exceptions. The Term Loan is secured, subject to certain exceptions, by substantially all of the assets of the Borrowers and the guarantors, including a first-priority pledge of all the capital stock of our subsidiaries directly held by the Borrowers and the guarantors under the Term Loan.

The Term Loan bears interest at a rate per annum equal to 2.25% plus the greater of the London Interbank Offered Rate (“LIBOR”) or 0.75%. The interest rate on the Term Loan was 3.00% per annum as of March 31, 2014. Interest on the term loan is payable at the end of each LIBOR period, but in no event less frequently than quarterly. The Term Loan was issued at a discount of $2.0 million, which we are amortizing through Interest expense on the Consolidated Statement of Operations over the life of the Term Loan.

Senior Unsecured Notes

Also on January 31, 2014, the Borrowers issued $400.0 million aggregate principal amount of 5.250% Senior Unsecured Notes due 2022 and $400.0 million aggregate principal amount of 5.625% Senior Unsecured Notes due 2024 (together, the “Senior Notes”) in a private placement. The Senior Notes are fully and unconditionally guaranteed on a senior unsecured basis by the Company and each of its direct and indirect domestic subsidiaries that guarantee the Senior Credit Facilities. Interest on the Senior Notes is payable on May 15 and November 15 of each year, beginning on May 15, 2014.

On or after February 15, 2017, the Borrowers may redeem at any time, or from time to time, some or all of the 5.250% Senior Unsecured Notes due 2022, and on or after February 15, 2019, the Borrowers may also redeem at any time, or from time to time, some or all of the 5.625% Senior Unsecured Notes due 2024. Prior to such dates, the Borrowers may redeem some or all of the Senior Notes subject to a customary make-whole premium. In addition, prior to February 15, 2017, the Borrowers may redeem up to 35% of the aggregate principal amount of each series of Senior Notes with the proceeds of certain equity offerings.

Pursuant to a registration rights agreement dated January 31, 2014, we and the Borrowers have agreed to use commercially reasonable efforts to cause a registration statement to become effective with the SEC relating to an offer to exchange the Senior

Notes for registered Senior Notes having substantially identical terms, or, in certain cases, to register the Senior Notes for resale. If we and the Borrowers do not register or exchange the Senior Notes per the terms of the registration rights agreement, the Borrowers will be required to pay additional interest to the holders of the Senior Notes under certain circumstances.

Revolving Credit Facility

On January 31, 2014, the Borrowers also entered into a $425.0 million Revolving Credit Facility, which matures in 2019 (the “Revolving Credit Facility”). Borrowing rates under the Revolving Credit Facility are based on LIBOR plus a margin based on our Consolidated Net Secured Leverage Ratio, which is the ratio of (i) our consolidated secured debt (less up to $150.0 million of unrestricted cash) to (ii) our Consolidated EBITDA (as defined in the Credit Agreement) for the trailing four consecutive quarters. Interest on the Revolving Credit Facility is payable at the end of each LIBOR period, but in no event less frequently than quarterly. The commitment fee based on the amount of unused commitments under the Revolving Credit Facility for the three months ended March 31, 2014, was immaterial. As of March 31, 2014, there were no outstanding borrowings under the Revolving Credit Facility. The Revolving Credit Facility is unconditionally guaranteed by us and our material existing and future direct and indirect wholly owned domestic subsidiaries (except the Borrowers), subject to certain exceptions. The Revolving Credit Facility is secured, subject to certain exceptions, by substantially all of the assets of the Borrowers and the guarantors, including a first-priority pledge of all the capital stock of our subsidiaries directly held by the Borrowers and the guarantors under the Revolving Credit Facility.

The Credit Agreement contains certain customary affirmative and negative covenants. The terms of the Revolving Credit Facility require that we maintain a Maximum Consolidated Net Secured Leverage Ratio of no greater than 3.5 to 1.0. If we elect to be taxed as a REIT, the Maximum Consolidated Net Secured Leverage Ratio will increase to 4.0 to 1.0. As of March 31, 2014, our Maximum Consolidated Net Secured Leverage Ratio was 1.6 to 1.0. The Credit Agreement requires, in connection with the incurrence of certain indebtedness, that we maintain a Consolidated Total Leverage Ratio, which is the ratio of our consolidated total debt to our Consolidated EBITDA for the trailing four consecutive quarters, of no greater than 6.0 to 1.0. As of March 31, 2014, our Consolidated Total Leverage Ratio was 3.8 to 1.0.

Letter of Credit Facility

On January 31, 2014, the Borrowers also entered into a letter of credit facility, pursuant to which we may obtain letters of credit from time to time in an aggregate outstanding face amount of up to $80.0 million. After the first year, the letter of credit facility will automatically extend for successive one-year periods unless either the Borrowers or the issuing bank under it elect not to extend it. The letter of credit facility is unconditionally guaranteed by us and our material existing and future direct and indirect wholly owned domestic subsidiaries (except the Borrowers), subject to certain exceptions, and is secured on an equal and ratable basis by the same collateral that secure the Senior Credit Facilities.The fee under the letter of credit facility for the three months ended March 31, 2014, was immaterial.

Deferred Financing Costs

We deferred $29.1 million in fees and expenses associated with the Senior Credit Facilities, Senior Notes and letter of credit facility, which are included in Other current assets and Other Assets on the Consolidated Statement of Financial Position. We are amortizing the deferred fees through Interest expense on the Consolidated Statement of Operations over the term of each debt facility.

Use of Proceeds

On January 31, 2014, we transferred approximately $1.5 billion of the combined proceeds from the Term Loan and the Senior Notes to a wholly owned subsidiary of CBS, which is an amount equal to the net proceeds from the total indebtedness less $50.0 million, which remained with us for general corporate purposes.

Cash Flows

The following table sets forth our cash flows for the three months ended March 31, 2014 and 2013.

	Three Months Ended
	March 31,		%
(in millions, except percentages)	2014	2013	Change
Cash provided by operating activities	$0.3	$9.8	(97)%
Cash used for investing activities	(7.7)	(2.9)	166
Cash provided by (used for) financing activities	92.0	(4.8)	*
Effect of exchange rate changes on cash and cash equivalents	(0.5)	0.3	*
Net increase to cash and cash equivalents	$84.1	$2.4	*

*	Calculation is not meaningful.

Cash provided by operating activities decreased $9.5 million in the three months ended March 31, 2014, compared to the same prior-year period, principally driven by the timing of collections from customers and the timing of international tax payments.

Historically, we have been a part of the consolidated federal and certain state and local income tax returns filed by CBS. Our assumed income tax payments reflected in the Condensed Consolidated Statements of Cash Flows have been prepared as if these amounts were calculated on a separate tax return basis, with us as the taxpayer. Assumed cash payments for income taxes of $4.8 million in the three months ended March 31, 2014, and $1.4 million in the three months ended March 31, 2013, include operating cash taxes of $4.8 million in the three months ended March 31, 2014, and $5.0 million in the three months ended March 31, 2013, offset by excess tax benefits from stock-based compensation of $3.6 million in the three months ended March 31, 2013, which are presented as cash flows from financing activities.

Cash used for investing activities increased $4.8 million in the three months ended March 31, 2014, compared to the same prior-year period. In the three months ended March 31, 2014, we incurred $8.2 million in capital expenditures related to growth and maintenance and received $0.5 million in proceeds from dispositions. In the three months ended March 31, 2013, we incurred $6.0 million in capital expenditures related to growth and maintenance and received proceeds from dispositions of $10.9 million, which was partially offset by payments for acquisitions of $7.8 million related to the disposition of most of our billboards in Salt Lake City in exchange for billboards in New Jersey.

The following table presents our capital expenditures for the three months ended March 31, 2014 and 2013.

	Three Months Ended
	March 31,		%
(in millions, except percentages)	2014	2013	Change
Growth	$5.2	$4.0	30%
Maintenance	3.0	2.0	50
Total capital expenditures	$8.2	$6.0	37

Capital expenditures increased $2.2 million, or 37%, in the three months ended March 31, 2014, compared to the same prior-year period, driven by growth in digital billboard displays and increased investments in information technology.

For the full year of 2014, we expect our capital expenditures to be approximately $65.0 million, which will be used primarily for growth in digital billboard displays, as well as to improve the quality or extend the life of our U.S. billboards.

Cash provided by financing activities was $92.0 million in the three months ended March 31, 2014, compared to Cash used for financing activities of $4.8 million in the same prior-year period. In the three months ended March 31, 2014, we retained $50.0 million related to the incurrence of $1.6 billion of indebtedness on January 31, 2014, and received $42.2 million of net capital contributions from CBS. In the three months ended March 31, 2013, we made a net capital distribution to CBS of $8.4 million, which was partially offset by an excess tax benefit from stock-based compensation of $3.6 million.

Off-Balance Sheet Arrangements

We have indemnification obligations with respect to letters of credit and surety bonds primarily used as security against non-performance in the normal course of business. The outstanding letters of credit and surety bonds approximated $81.3 million as of March 31, 2014, of which $1.2 million was indemnified by CBS, and $78.3 million as of December 31, 2013, all of which was indemnified by CBS, and were not recorded on the Consolidated Statements of Financial Position. Upon the renewal of our lease and franchise agreements, and upon the entry into new arrangements with respect to our letters of credit and surety bonds, our letters of credit and surety bonds will no longer be indemnified by CBS.

Accounting Standards

Adoption of New Accounting Standards

Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists

During the three months ended March 31, 2014, we adopted the FASB’s guidance on the presentation of the reserve for uncertain tax positions when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. This guidance requires the reserve for uncertain tax positions to be presented in the financial statements as a reduction to the deferred tax asset for a tax loss or other tax carryforward that would be applied in the settlement of the uncertain tax position. This guidance did not have a material effect on our consolidated financial statements.

Obligations Resulting from Joint and Several Liability Arrangements

During the three months ended March 31, 2014, we adopted FASB guidance on the recognition, measurement and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date. Under this guidance, we are required to measure our obligations under such arrangements as the sum of the amount we agreed to pay in the arrangement among our co-obligors and any additional amount we expect to pay on behalf of our co-obligors. We are also required to disclose the nature and amount of the obligation. This guidance did not have a material effect on our consolidated financial statements.

Recent Pronouncements

Service Concession Arrangements

In January 2014, the FASB issued guidance on the accounting for service concession arrangements with public sector entities. This guidance specifies that an operating entity should not account for a service concession arrangement as a lease and the infrastructure used in a service concession arrangement should not be recognized as property, plant and equipment. This guidance applies when the public sector entity controls the services that the operating entity must provide within the infrastructure and also controls any residual interest in the infrastructure at the end of the term of the arrangement. We are currently evaluating the impact of this guidance, which is effective for reporting periods beginning after December 15, 2014, on our consolidated financial statements.

Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity

In April 2014, the FASB issued guidance on reporting discontinued operations and disclosures of disposals of components of an entity. The new guidance changes the requirements including additional disclosures, for reporting discontinued operations which may include a component of an entity or a group of components of an entity, or a business or nonprofit activity. Under the new guidance, a discontinued operation is defined as a disposal of a component or group of components that is disposed of or is classified as held for sale and represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. This guidance is effective for interim periods and annual periods beginning after December 31, 2014. Early adoption is permitted, but only for disposals that have not been reported in financial statements previously issued or available for issuance. We are currently evaluating the impact of this guidance on our consolidated financial statements.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

We have made statements in this MD&A and other sections of this Quarterly Report on Form 10-Q that are forward-looking statements within the meaning of the federal securities laws, including the Private Securities Litigation Reform Act of 1995. In particular, statements pertaining to our capital resources, portfolio performance and results of operations contain forward-

looking statements. You can identify forward-looking statements by the use of forward-looking terminology such as “believes,” “expects,” “could,” “may,” “might,” “will,” “should,” “seeks,” “likely,” “intends,” “plans,” “projects,” “predicts,” “estimates” or “anticipates” or the negative of these words and phrases or similar words or phrases that are predictions of or indicate future events or trends and that do not relate solely to historical matters. You can also identify forward-looking statements by discussions of strategy, plans or intentions.

Forward-looking statements involve numerous risks and uncertainties and you should not rely on them as predictions of future events. Forward-looking statements depend on assumptions, data or methods that may be incorrect or imprecise and we may not be able to realize them. We do not guarantee that the transactions and events described will happen as described (or that they will happen at all). The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:

•	Declines in advertising and general economic conditions;

•	Competition;

•	Government regulation;

•	Our inability to increase the number of digital advertising displays in our portfolio;

•	Taxes, fees and registration requirements;

•	Our ability to obtain and renew key municipal concessions on favorable terms;

•	Decreased government compensation for the removal of lawful billboards;

•	Content-based restrictions on outdoor advertising;

•	Environmental, health and safety laws and regulations;

•	Seasonal variations;

•	Future acquisitions and other strategic transactions;

•	Our limited operating history as an independent public company;

•	Dependence on our management team and advertising executives;

•	We may not realize the expected benefits from the separation of our business from CBS;

•	We have substantial indebtedness, which could adversely affect our financial condition;

•
The terms of the credit agreement governing the Senior Credit Facilities and the indenture governing the Senior Notes restrict our current and future operations, particularly our ability to incur additional debt that we may need to fund initiatives in response to changes in our business, the industries in which we operate, the economy and governmental regulations;

•	Incurrence of additional debt, including secured debt;

•	Interest rate risk exposure from our variable-rate indebtedness;

•	Hedging transactions;

•	Asset impairment charges for goodwill;

•	Diverse risks in our international business;

•	Breach of security measures;

•	We are controlled by CBS, whose interests may conflict with ours or yours;

•	We have a limited right to use the CBS brand name and logo;

•	Fewer stock exchange corporate governance requirements and protections due to our reliance on “controlled company” exemptions;

•	Delays in the completion of the separation from CBS or the nonoccurrence of the separation;

•	Funds for future capital needs;

•	The financial information included in our filings with the SEC may not be a reliable indicator of our future results;

•	Different results than if we were a stand-alone public company;

•	Transfers of our common stock by CBS;

•	Competition from CBS;

•	Legislative, administrative, regulatory or other actions affecting REITs, including positions taken by the IRS;

•	Our failure to qualify, or remain qualified, to be taxed as a REIT;

•	REIT ownership limits;

•	Dividends payable by REITs do not qualify for the reduced tax rates available for some dividends;

•	REIT distribution requirements;

•	Availability of external sources of capital;

•	We may face other tax liabilities that reduce our cash flows;

•	Complying with REIT requirements may cause us to liquidate investments or forgo otherwise attractive opportunities;

•	Our ability to assign certain contracts to a taxable REIT subsidiary;

•	Our planned use of taxable REIT subsidiaries may cause us to fail to qualify to be taxed as a REIT;

•	Our ability to hedge effectively;

•	Paying the cash portion of the earnings and profits allocated to us by CBS as a distribution and/or taxable dividends in common stock and cash;

•	Failure to meet the REIT income tests as a result of receiving non-qualifying rental income;

•	Even if we qualify to be taxed as a REIT, and we sell assets, we could be subject to tax on any unrealized net built-in gains in the assets held before electing to be treated as a REIT;

•	The IRS may deem the gains from sales of our outdoor advertising assets to be subject to a 100% prohibited transaction tax;

•	Our lack of an operating history as a REIT; and

•	Volatile market price and trading volumes.

While forward-looking statements reflect our good-faith beliefs, they are not guarantees of future performance. All forward-looking statements in this Quarterly Report on Form 10-Q apply as of the date of this report or as of the date they were made and, except as required by applicable law, we disclaim any obligation to publicly update or revise any forward-looking statement to reflect changes in underlying assumptions or factors of new information, data or methods, future events or other changes. For a further discussion of these and other factors that could impact our future results, performance or transactions, see the section entitled “Risk Factors” of our prospectus, filed with the SEC on March 28, 2014. We note these factors for investors as permitted by the Private Securities Litigation Reform Act of 1995. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider any such list to be a complete set of all potential risks or uncertainties.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to commodity prices and foreign currency exchange rates, and to a limited extent, interest rates and credit risks.

Commodity Price Risk

We incur various operating costs that are subject to price risk caused by volatility in underlying commodity values. Commodity price risk is present in electricity costs associated with powering our digital billboard displays and lighting our traditional static billboard displays at night.

We do not currently use derivatives or other financial instruments to mitigate our exposure to commodity price risk. However, we do enter into contracts with commodity providers to limit our exposure to commodity price fluctuations. For the year ended December 31, 2013, such contracts accounted for 7.8% of our total utility costs. As of March 31, 2014, we have active electricity purchase agreements with fixed contract rates for locations throughout Illinois, New York and Texas, which expire in September 2014, August 2014, and July 2018, respectively.

Foreign Exchange Risk

Foreign currency translation risk is the risk that exchange rate gains or losses arise from translating foreign entities’ statements of earnings and statement of financial position from functional currency to our reporting currency (the U.S. Dollar) for consolidation purposes. Although certain of our transactions are denominated in the Canadian Dollar, the Mexican Peso, the Argentine Peso, the Brazilian Real, the Chilean Peso and the Uruguayan Peso, substantially all of our transactions are denominated in the U.S. Dollar, therefore reducing our risk to currency translation exposures.

We do not currently use derivatives or other financial instruments to mitigate foreign currency risk based on our limited exposure to currencies other than the U.S. Dollar, although we may do so in the future.

Interest Rate Risk

We are subject to interest rate risk to the extent we have variable-rate debt outstanding including under our Senior Credit Facilities. As of March 31, 2014, we had an $800.0 million variable-rate Term Loan due 2021 outstanding, which has an initial interest rate of 3.0% per year. An increase or decrease of 1/8% in our interest rate on the Term Loan will change our annualized interest expense by approximately $1.0 million. We do not currently use derivatives or other financial instruments to mitigate interest rate risk, although we may do so in the future.

Credit Risk

In the opinion of our management, credit risk is limited due to the large number of customers and advertising agencies utilized. We perform credit evaluations on our customers and agencies and believe that the allowances for doubtful accounts are adequate. We do not currently use derivatives or other financial instruments to mitigate credit risk.

Item 4.    Controls and Procedures.

As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we have carried out an evaluation, under the supervision of and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures for the periods covered by this report were effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission’s rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

PART II

Item 1. Legal Proceedings.

On an ongoing basis, we are engaged in lawsuits and governmental proceedings and respond to various investigations, inquiries, notices and claims from national, state and local governmental and other authorities (collectively, “litigation”). Litigation is inherently uncertain and always difficult to predict. Although it is not possible to predict with certainty the eventual outcome of any litigation, in our opinion, none of our current litigation is expected to have a material adverse effect on our results of operations, financial position or cash flows.

Item 1A. Risk Factors.

We have disclosed the risk factors affecting our business, results of operations and financial condition in the section entitled “Risk Factors” in our prospectus filed with the Securities and Exchange Commission on March 28, 2014. There have been no material changes from the risk factors previously disclosed.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On March 27, 2014, our registration statement on Form S-11 (File No. 333-189643) related to our initial public offering of 20,000,000 shares of our common stock (the “IPO”) was declared effective by the Securities and Exchange Commission (the “SEC”) and on March 28, 2014, we began trading on the New York Stock Exchange. On March 28, 2014, the underwriters (represented by Goldman, Sachs & Co., J.P. Morgan Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Morgan Stanley & Co. LLC) exercised their option to purchase additional shares of our common stock at the IPO price, resulting in the issuance of 3,000,000 additional shares of our common stock. On April 2, 2014, we completed the IPO, and the exercise of the underwriters’ option to purchase additional shares, at a price of $28.00 per share for net proceeds of $615.0 million, after deducting underwriting discounts and commissions of $29.0 million. Of the total net proceeds, $515.0 million was transferred to a wholly owned subsidiary of CBS as partial consideration for the contribution of the entities comprising CBS’s Outdoor Americas operating segment to us. The remaining $100.0 million was retained by us and will be used to pay the cash portion of the distribution to our stockholders of historical earnings and profits, which will be required when we elect to be taxed as a REIT in the future. Following the final payment of this required earnings and profits distribution, we will pay to CBS, or CBS will pay to us, as applicable, the difference between the actual cash portion of the distribution and the $100.0 million retained by us.

(in millions, except per share amounts)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Remaining Authorizations
January 1, 2014 through January 31, 2014	—	—	—	—
February 1, 2014 through February 28, 2014	—	—	—	—
March 1, 2014 through March 31, 2014	—	—	—	—
Total	—	—	—	—

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.
See Exhibit Index immediately following the signature page hereto, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CBS Outdoor Americas Inc.

By:	/s/ Donald R. Shassian
	Name:	Donald R. Shassian
	Title:	Executive Vice President and
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Date: May 8, 2014

Exhibit Index

Exhibit Number	Description

2.1
Agreement and Plan of Reorganization, dated as of January 15, 2014 (incorporated herein by reference to Exhibit 2.1 to the CBS Outdoor Americas Inc.’s Registration Statement on Form S-11 (File No. 333-189643), filed on January 31, 2014)

2.2
Master Separation Agreement, dated as of April 2, 2014, by and between CBS Outdoor Americas Inc. and CBS Corporation (incorporated herein by reference to Exhibit 2.1 to CBS Outdoor Americas Inc.’s Current Report on Form 8-K, filed on April 2, 2014)

3.1
Articles of Amendment and Restatement of CBS Outdoor Americas Inc. effective March 28, 2014 (incorporated herein by reference to Exhibit 3.1 to CBS Outdoor Americas Inc.’s Current Report on Form 8-K, filed on April 2, 2014)

3.2
Amended and Restated Bylaws of CBS Outdoor Americas Inc. effective March 28, 2014 (incorporated herein by reference to Exhibit 3.2 to CBS Outdoor Americas Inc.’s Current Report on Form 8-K, filed on April 2, 2014)

4.1
Indenture for Senior Notes, dated as of January 31, 2014 (incorporated herein by reference to Exhibit 4.1 to CBS Outdoor Americas Inc.’s Registration Statement on Form S-11 (File No. 333-189643), filed on January 31, 2014)

4.2
Registration Rights Agreement for Senior Notes, dated as of January 31, 2014 (incorporated herein by reference to Exhibit 4.2 to CBS Outdoor Americas Inc.’s Registration Statement on Form S-11 (File No. 333-189643), filed on January 31, 2014)

10.1
Tax Matters Agreement, dated as of April 2, 2014, by and between CBS Outdoor Americas Inc. and CBS Corporation (incorporated herein by reference to Exhibit 10.1 to CBS Outdoor Americas Inc.’s Current Report on Form 8-K, filed on April 2, 2014)

10.2
Transition Services Agreement, dated as of April 2, 2014, by and between CBS Outdoor Americas Inc. and CBS Corporation (incorporated herein by reference to Exhibit 10.2 to CBS Outdoor Americas Inc.’s Current Report on Form 8-K, filed on April 2, 2014)

10.3
Registration Rights Agreement, dated as of April 2, 2014, by and between CBS Outdoor Americas Inc. and CBS Corporation (incorporated herein by reference to Exhibit 10.4 to CBS Outdoor Americas Inc.’s Current Report on Form 8-K, filed on April 2, 2014)

10.4
License Agreement dated as of April 2, 2014, by and between CBS Outdoor Americas Inc. and CBS Broadcasting Inc. (incorporated herein by reference to Exhibit 10.3 to CBS Outdoor Americas Inc.’s Current Report on Form 8-K, filed on April 2, 2014)

10.5
Form of Director Indemnification Agreement (incorporated herein by reference to Exhibit 10.5 to CBS Outdoor Americas Inc.’s Registration Statement on Form S-11 (File No. 333-189643), filed on February 18, 2014)

10.6
Credit Agreement, dated as of January 31, 2014 (incorporated herein by reference to Exhibit 10.6 to CBS Outdoor Americas Inc.’s Registration Statement on Form S-11 (File No. 333-189643), filed on January 31, 2014)

10.7
CBS Outdoor Americas Inc. Omnibus Incentive Plan effective March 27, 2014 (incorporated herein by reference to Exhibit 10.6 to CBS Outdoor Americas Inc.’s Current Report on Form 8-K, filed on April 2, 2014)

10.8
CBS Outdoor Americas Inc. Executive Bonus Plan effective March 27, 2014 (incorporated herein by reference to Exhibit 10.7 to CBS Outdoor Americas Inc.’s Current Report on Form 8-K, filed on April 2, 2014)

10.9
CBS Outdoor Americas Inc. Excess 401(K) Plan, effective as of January 1, 2014 (incorporated herein by reference to Exhibit 10.9 to CBS Outdoor Americas Inc.’s Registration Statement on Form S-11 (File No. 333-189643), filed on February 18, 2014)

10.10
Employment Agreement with Richard Sauer, dated as of February 17, 2014 (incorporated herein by reference to Exhibit 10.15 to CBS Outdoor Americas Inc.’s Registration Statement on Form S-11 (File No. 333-189643), filed on February 18, 2014)

10.11	Form of Certificate and Terms and Conditions for Performance-Based Restricted Share Units Awards with Time Vesting

Exhibit Number	Description
10.12	Form of Certificate and Terms and Conditions for Restricted Share Units Awards with Time Vesting

10.13	Form of Certificate and Terms and Conditions for Restricted Share Units Awards with Time Vesting for Directors of CBS Outdoor Americas Inc.

10.14	Summary of CBS Outdoor Americas Inc. Compensation for Outside Directors

31.1	Certification of the Chief Executive Officer of CBS Outdoor Americas Inc. pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of CBS Outdoor Americas Inc. pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer of CBS Outdoor Americas Inc. furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002.

32.2	Certification of the Chief Financial Officer of CBS Outdoor Americas Inc. furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Calculation Linkbase

101.DEF*	XBRL Taxonomy Definition Document

101.LAB*	XBRL Taxonomy Label Linkbase

101.PRE*	XBRL Taxonomy Presentation Linkbase

*	XBRL information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Act of 1934.