Form 10-Q
period 2014-06-30
CBS OUTDOOR AMERICAS INC.
filed 2014-08-07
CIK 1579877

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     ☒ Yes        ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).        ☒ Yes     ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐ Yes    ☒ No

As of August 6, 2014, the number of shares outstanding of the registrant’s common stock was 120,000,000.

CBS OUTDOOR AMERICAS INC.
QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2014

PART 1

Item 1.    Financial Statements.

CBS OUTDOOR AMERICAS INC.
Consolidated Statements of Financial Position
(Unaudited)

	As of
(in millions)	June 30, 2014	December 31, 2013
Assets:
Current assets:
Cash and cash equivalents	$223.4	$29.8
Receivables, less allowance ($15.3 in 2014 and $15.7 in 2013)	169.6	178.8
Deferred income tax assets, net	24.6	24.5
Prepaid lease and transit franchise costs	96.1	62.7
Other prepaid expenses	22.7	15.5
Other current assets	14.1	5.9
Total current assets	550.5	317.2
Property and equipment, net (Note 4)	721.3	755.4
Goodwill	1,864.8	1,865.7
Intangible assets (Note 5)	335.2	364.4
Other assets	72.2	52.8
Total assets	$3,544.0	$3,355.5

Liabilities:
Current liabilities:
Accounts payable	$60.4	$80.0
Accrued compensation	16.4	28.2
Accrued lease costs	15.7	17.7
Other accrued expenses	51.5	37.8
Deferred revenues	26.3	22.9
Other current liabilities	32.8	25.6
Total current liabilities	203.1	212.2
Long-term debt (Note 8)	1,598.1	—
Deferred income tax liabilities, net	275.7	288.5
Asset retirement obligation (Note 6)	32.4	31.7
Other liabilities	65.6	68.7
Total liabilities	2,174.9	601.1

Commitments and contingencies (Note 15)

Stockholders’ equity/invested equity (Note 10):
Common stock (2014 - 450.0 shares authorized, and 120.0 shares issued
and outstanding; 2013 - no shares authorized, issued or outstanding)	1.2	—
Additional paid-in capital	1,452.9	—
Distribution in excess of earnings	(15.2)	—
Invested capital	—	2,829.5
Accumulated other comprehensive loss	(69.8)	(75.1)
Total stockholders’ equity	1,369.1	—
Total invested equity	—	2,754.4
Total liabilities and stockholders’ equity/invested equity	$3,544.0	$3,355.5

See accompanying notes to unaudited consolidated financial statements.

CBS OUTDOOR AMERICAS INC.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions, except per share amounts)	2014	2013	2014	2013
Revenues:
Billboard	$245.3	$241.4	$453.0	$446.7
Transit and other	89.1	91.3	169.3	165.2
Total revenues	334.4	332.7	622.3	611.9
Expenses:
Operating	171.6	171.4	335.1	333.6
Selling, general and administrative	55.4	49.8	106.0	93.0
Net (gain) loss on dispositions	—	0.1	(0.9)	(9.7)
Depreciation	26.5	25.9	52.6	51.9
Amortization	22.6	22.7	44.5	45.6
Total expenses	276.1	269.9	537.3	514.4
Operating income	58.3	62.8	85.0	97.5
Interest expense	(18.5)	—	(31.0)	(0.1)
Other expense, net	—	(0.1)	(0.5)	(0.2)
Income before provision for income taxes and equity in earnings of investee companies	39.8	62.7	53.5	97.2
Provision for income taxes	(17.6)	(27.1)	(23.5)	(42.0)
Equity in earnings of investee companies, net of tax	0.2	0.8	0.8	1.1
Net income	$22.4	$36.4	$30.8	$56.3

Net income per common share:
Basic	$0.19	$0.30	$0.28	$0.52
Diluted	$0.19	$0.30	$0.28	$0.52

Weighted average shares outstanding:
Basic	119.7	119.7	108.4	108.4
Diluted	119.9	119.9	108.6	108.6

Dividends declared per common share	$0.37	$—	$0.37	$—

See accompanying notes to unaudited consolidated financial statements.

CBS OUTDOOR AMERICAS INC.
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
(in millions)	2014	2013	2014	2013
Net income	$22.4	$36.4	$30.8	$56.3
Other comprehensive income (loss), net of tax:
Cumulative translation adjustments	3.3	(9.9)	5.1	(12.2)
Amortization of net actuarial loss	—	0.1	0.2	0.3
Total other comprehensive income (loss), net of tax	3.3	(9.8)	5.3	(11.9)
Total comprehensive income	$25.7	$26.6	$36.1	$44.4

See accompanying notes to unaudited consolidated financial statements.

CBS OUTDOOR AMERICAS INC.
Consolidated Statements of Invested Equity/Stockholders’ Equity
(Unaudited)

(in millions, except per share amounts)	Shares of Common Stock	Common Stock ($0.01 per share par value)	Additional Paid-In Capital	Distribution in Excess of Earnings	Invested Capital	Accumulated Other Comprehensive Loss	Total Invested Equity/ Stockholders’ Equity
Balance as of December 31, 2012	—	$—	$—	$—	$2,909.9	$(66.0)	$2,843.9
Net income	—	—	—	—	56.3	—	56.3
Other comprehensive loss	—	—	—	—	—	(11.9)	(11.9)
Net distribution to CBS	—	—	—	—	(54.2)	—	(54.2)
Balance as of June 30, 2013	—	$—	$—	$—	$2,912.0	$(77.9)	$2,834.1

Balance as of December 31, 2013	—	$—	$—	$—	$2,829.5	$(75.1)	$2,754.4
Net income	—	—	—	29.7	1.1	—	30.8
Other comprehensive income	—	—	—	—	—	5.3	5.3
Initial public offering (“IPO”)	23.0	0.2	614.8	—	—	—	615.0
Share-based payments:
Amortization	—	—	2.8	—	—	—	2.8
Conversion to stockholders’ equity (Note 10)	97.0	1.0	2,829.6	—	(2,830.6)	—	—
Distribution of debt and IPO proceeds to CBS	—	—	(2,038.8)	—	—	—	(2,038.8)
Dividends ($0.37 per share)	—	—	—	(44.9)	—	—	(44.9)
Net contribution from CBS	—	—	44.5	—	—	—	44.5
Balance as of June 30, 2014	120.0	$1.2	$1,452.9	$(15.2)	$—	$(69.8)	$1,369.1

See accompanying notes to unaudited consolidated financial statements.

CBS OUTDOOR AMERICAS INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30,
(in millions)	2014	2013
Operating activities:
Net income	$30.8	$56.3
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation and amortization	97.1	97.5
Deferred tax benefit	(12.9)	(4.8)
Stock-based compensation	4.7	3.2
Provision for doubtful accounts	1.6	(0.3)
Net gain on dispositions	(0.9)	(9.7)
Equity in earnings of investee companies, net of tax	(0.8)	(1.1)
Distributions from investee companies	3.2	2.2
Amortization of deferred financing costs and debt discount	1.9	—
Change in assets and liabilities, net of investing and financing activities	(59.9)	(73.5)
Net cash flow provided by operating activities	64.8	69.8

Investing activities:
Capital expenditures	(19.1)	(14.9)
Acquisitions	—	(9.6)
Proceeds from dispositions	0.5	10.9
Net cash flow used for investing activities	(18.6)	(13.6)

Financing activities:
Proceeds from IPO	615.0	—
Proceeds from long-term debt borrowings	1,598.0	—
Deferred financing fees	(24.4)	—
Excess tax benefit from stock-based compensation	—	5.4
Distribution of debt and IPO proceeds to CBS	(2,038.8)	—
Net cash contribution from (distribution to) CBS	42.2	(63.4)
Dividends	(44.4)	—
Net cash flow provided by (used for) financing activities	147.6	(58.0)

Effect of exchange rate changes on cash and cash equivalents	(0.2)	(0.2)
Net increase (decrease) in cash and cash equivalents	193.6	(2.0)
Cash and cash equivalents at beginning of period	29.8	20.2
Cash and cash equivalents at end of period	$223.4	$18.2

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$28.3	$46.5
Cash paid for interest	$19.0	$—

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

On April 16, 2014, CBS received a favorable private letter ruling from the Internal Revenue Service (“IRS”) with respect to certain issues relevant to our qualification as a real estate investment trust (“REIT”). On July 16, 2014, we ceased to be a member of the CBS consolidated tax group and on July 17, 2014, we began operating in a manner that will allow us to qualify as a REIT for U.S. federal income tax purposes for the tax year commencing July 17, 2014, and ending December 31, 2014.

As of June 30, 2014, CBS indirectly owned approximately 81% of the outstanding shares of our common stock.

On July 16, 2014, CBS completed a registered offer to exchange 97,000,000 shares of our common stock that were owned by CBS for outstanding shares of CBS Class B common stock (the “Exchange Offer”). In connection with the Exchange Offer, CBS disposed of all of its shares of our common stock and as of July 16, 2014, we were separated from CBS (the “Separation”) and were no longer a subsidiary of CBS.

On July 20, 2014, we entered into a definitive agreement to acquire certain outdoor advertising businesses from Van Wagner Communications, LLC (“Van Wagner”), for $690.0 million in cash. (See Note 17. Subsequent Events.)

On August 5, 2014, we announced that our board of directors approved a quarterly dividend of $0.37 per share. The dividend is payable on September 30, 2014, to stockholders of record of our common stock on September 9, 2014.

Basis of Presentation and Use of Estimates

The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules of the Securities and Exchange Commission (the “SEC”). In the opinion of our management, the accompanying unaudited financial statements reflect all adjustments, consisting of normal and recurring adjustments, necessary for a fair presentation of our financial position, results of operations and cash flows for the periods presented. Certain previously reported amounts have been reclassified to conform with the current presentation. These financial statements should be read in conjunction with the more detailed financial statements and notes thereto, included in our prospectus, filed with the SEC on July 7, 2014.

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

Our 2013 financial statements were presented on a “carve-out” basis from CBS’s consolidated financial statements based on the historical results of operations, cash flows, assets and liabilities attributable to its Outdoor Americas operating segment. Management believes that the assumptions and estimates used in the preparation of the underlying consolidated financial statements are reasonable. However, the consolidated financial statements herein do not necessarily reflect what our financial position, results of operations or cash flows would have been if we had been a stand-alone company during the periods

CBS OUTDOOR AMERICAS INC.
Notes to Consolidated Financial Statements
(Unaudited)

presented. As a result, historical financial information is not necessarily indicative of our future results of operations, financial position or cash flows.

Note 2. Initial Public Offering

On March 27, 2014, our registration statement on Form S-11 related to our IPO of our common stock was declared effective by the SEC and on March 28, 2014, our common stock began trading on the New York Stock Exchange under the symbol “CBSO.” On April 2, 2014, we completed an IPO of 23,000,000 shares of our common stock, including 3,000,000 shares of our common stock sold pursuant to the underwriters’ option to purchase additional shares, at a price of $28.00 per share for total net proceeds, after underwriting discounts and commissions, of $615.0 million. Of the total net proceeds, $515.0 million was transferred to a wholly owned subsidiary of CBS as partial consideration for the contribution of the entities comprising CBS’s Outdoor Americas operating segment to us. The remaining $100.0 million was retained by us and will be used to pay the cash portion of the distribution to our stockholders of historical earnings and profits, in accordance with REIT tax requirements. Following the final payment of this required earnings and profits distribution, we will pay to CBS, or CBS will pay to us, as applicable, the difference between the actual cash portion of the distribution and the $100.0 million retained by us.

Note 3. New Accounting Standards

Adoption of New Accounting Standards

Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists

During the six months ended June 30, 2014, we adopted the Financial Accounting Standards Board’s (the “FASB’s”) guidance on the presentation of the reserve for uncertain tax positions when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. This guidance requires the reserve for uncertain tax positions to be presented in the financial statements as a reduction to the deferred tax asset for a tax loss or other tax carryforward that would be applied in the settlement of the uncertain tax position. This guidance did not have a material effect on our consolidated financial statements.

Obligations Resulting from Joint and Several Liability Arrangements

During the six months ended June 30, 2014, we adopted FASB guidance on the recognition, measurement and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date. Under this guidance, we are required to measure our obligations under such arrangements as the sum of the amount we agreed to pay in the arrangement among our co-obligors and any additional amount we expect to pay on behalf of our co-obligors. We are also required to disclose the nature and amount of the obligation. This guidance did not have a material effect on our consolidated financial statements.

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

CBS OUTDOOR AMERICAS INC.
Notes to Consolidated Financial Statements
(Unaudited)

Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity

In April 2014, the FASB issued guidance on reporting discontinued operations and disclosures of disposals of components of an entity. The new guidance changes the requirements, including additional disclosures, for reporting discontinued operations which may include a component of an entity or a group of components of an entity, or a business or nonprofit activity. Under the new guidance, a discontinued operation is defined as a disposal of a component or group of components that is disposed of or is classified as held for sale and represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. This guidance is effective for interim periods and annual periods beginning after December 31, 2014. Early adoption is permitted, but only for disposals that have not been reported in financial statements previously issued or available for issuance. This guidance is not expected to have a material effect on our consolidated financial statements.

Revenue from Contracts with Customers

In May 2014, the FASB issued principles-based guidance addressing revenue recognition issues. The guidance may be applied to all contracts with customers regardless of industry-specific or transaction specific fact patterns. This guidance is to be applied retrospectively and is effective for interim and annual periods beginning after December 15, 2016. Early adoption is not permitted. We are currently evaluating the impact of this guidance on our consolidated financial statements.

Note 4. Property and Equipment

The table below presents the balances of major classes of assets and accumulated depreciation.

		As of
(in millions)	Estimated Useful Lives	June 30, 2014	December 31, 2013
Land		$88.6	$88.6
Building and improvements	20 to 40 years	46.7	45.0
Advertising structures	5 to 20 years	1,677.0	1,662.3
Furniture, equipment and other	3 to 10 years	79.7	77.2
Construction in progress		14.7	18.9
		1,906.7	1,892.0
Less: accumulated depreciation		1,185.4	1,136.6
Property and equipment, net		$721.3	$755.4

Depreciation expense was $26.5 million for the three months ended June 30, 2014, and $25.9 million for the three months ended June 30, 2013. Depreciation expense was $52.6 million for the six months ended June 30, 2014, and $51.9 million for the six months ended June 30, 2013.

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

CBS OUTDOOR AMERICAS INC.
Notes to Consolidated Financial Statements
(Unaudited)

Our identifiable intangible assets consist of the following:

(in millions)	Gross	Accumulated Amortization	Net
As of June 30, 2014:
Permits and leasehold agreements	$881.9	$(678.0)	$203.9
Franchise agreements	445.8	(315.5)	130.3
Other intangible assets	2.1	(1.1)	1.0
Total intangible assets	$1,329.8	$(994.6)	$335.2

As of December 31, 2013:
Permits and leasehold agreements	$880.6	$(659.0)	$221.6
Franchise agreements	462.4	(320.7)	141.7
Other intangible assets	2.1	(1.0)	1.1
Total intangible assets	$1,345.1	$(980.7)	$364.4

All of our intangible assets, except goodwill, are subject to amortization. Amortization expense was $22.6 million for the three months ended June 30, 2014, and $22.7 million for the three months ended June 30, 2013, which includes the amortization of direct lease acquisition costs of $8.4 million for the three months ended June 30, 2014, and $7.7 million for the three months ended June 30, 2013. Amortization expense was $44.5 million for the six months ended June 30, 2014, and $45.6 million for the six months ended June 30, 2013, which includes the amortization of direct lease acquisition costs of $15.4 million for the six months ended June 30, 2014, and $15.5 million for the six months ended June 30, 2013. Direct lease acquisition costs are amortized on a straight-line basis over the related customer lease term, which generally ranges from four weeks to one year.

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

(in millions)
As of December 31, 2013	$31.7
Accretion expense	1.1
Additions	0.2
Liabilities settled	(0.5)
Foreign currency translation adjustments	(0.1)
As of June 30, 2014	$32.4

CBS OUTDOOR AMERICAS INC.
Notes to Consolidated Financial Statements
(Unaudited)

Note 7. Related Party Transactions

CBS Corporation

Our financial statements as of and for the six months ended June 30, 2014, include charges from CBS for services, such as tax, internal audit, cash management, insurance, technology systems and other services. In addition, prior to 2014, CBS provided benefits to our employees, including certain post-employment benefits, medical, dental, life and disability insurance and participation in a 401(k) savings plan. Charges for these services and benefits are reflected in the consolidated financial statements based on the specific identification of costs, assets and liabilities or based on various allocation methods, including factors such as headcount, time and effort spent on matters relating to us, and the number of CBS operating entities benefiting from such services. Charges for these services and benefits have been included in Selling, general and administrative expenses in the accompanying Consolidated Statements of Operations and totaled $2.8 million in the three months ended June 30, 2014, and $13.0 million in the same prior-year period. Charges for these services and benefits totaled $9.2 million in the six months ended June 30, 2014, and $30.7 million in the same prior-year period. Also included in these charges are professional fees associated with our planned election to be taxed as a REIT. Our expenses as a stand-alone company may be different from those reflected in the Consolidated Statements of Operations prior to the IPO. Effective January 1, 2014, our employees began participating in employee benefit plans maintained by us. As a result, there were no benefits provided by CBS in the six months ended June 30, 2014. In addition, during 2014, certain other services previously provided by CBS have been transitioned to us.

As of June 30, 2014, receivables from CBS were $2.9 million and payables to CBS were $1.2 million, which were included in Other current assets and Other current liabilities, respectively, on our Consolidated Statement of Financial Position. As of December 31, 2013, there were no receivables or payables from CBS on our Consolidated Statement of Financial Position.

On April 2, 2014, we entered into a transition services agreement with CBS, pursuant to which CBS will temporarily provide us with certain services (including legal, finance, information technology, insurance, tax and employment functions), and we will provide certain limited services to CBS. Also on April 2, 2014, we entered into a license agreement with a wholly owned subsidiary of CBS, pursuant to which we have the right to use “CBS” in the corporate names of the Company and our subsidiaries and have the right to use the “CBS” mark and logo on our advertising billboards. On July 16, 2014, we amended the transition services agreement to extend the time periods in which CBS will provide the transition services described above to September 30, 2014, the six months following the Separation or the twelve months following the Separation, as applicable depending on the services being provided. Also on July 16, 2014, we amended the license agreement to extend the time period in which we have the right to use “CBS” in the corporate names of the Company and our subsidiaries to December 31, 2014, and have the right to use the “CBS” mark and logo on our advertising displays to March 31, 2016.

Prior to the incurrence of indebtedness on January 31, 2014, intercompany transactions between CBS and us were considered to be effectively settled in cash in the financial statements. The net effect of the settlement of these intercompany transactions, in addition to cash transfers to and from CBS, are reflected in Net cash contribution from (distribution to) CBS on the Condensed Consolidated Statements of Cash Flows and Net contribution from (distribution to) CBS on the Consolidated Statements of Invested Equity/Stockholders’ Equity. The amounts on these financial statement line items differ due to non-cash transactions, such as stock-based compensation expense.

For advertising spending placed by CBS and its subsidiaries, we recognized total revenues of $5.1 million for the three months ended June 30, 2014, and $2.5 million for the same prior-year period. For the six months ended June 30, 2014, we recognized total revenues of $7.0 million related to advertising spending placed by CBS and its subsidiaries and $5.0 million for the same prior-year period.

On July 16, 2014, CBS completed the Separation and as a result of this transaction, CBS and their affiliates ceased to be related parties.

Other Related Parties

Viacom Inc. is controlled by National Amusements, Inc., the controlling stockholder of CBS. Revenues recognized for advertising spending placed by various subsidiaries of Viacom Inc. were $2.0 million for the three months ended June 30, 2014, and $2.6 million for the same prior-year period. For the six months ended June 30, 2014, we recognized total revenues of $3.6 million for advertising spending placed by various subsidiaries of Viacom and $5.0 million for the same prior-year period.

CBS OUTDOOR AMERICAS INC.
Notes to Consolidated Financial Statements
(Unaudited)

We have a 50% ownership interest in two joint ventures that operate transit shelters in Los Angeles and Vancouver. These ventures are accounted for as equity investments. These investments totaled $22.0 million as of June 30, 2014, and $24.1 million as of December 31, 2013, and are included in Other assets on the Consolidated Statements of Financial Position. We provide management services to these joint ventures.

Note 8. Long-Term Debt

Long-term debt consists of the following:

	As of
(in millions, except percentages)	June 30, 2014	December 31, 2013
Term loan, due 2021	$798.1	$—
Senior unsecured notes:
5.250% senior unsecured notes, due 2022	400.0	—
5.625% senior unsecured notes, due 2024	400.0	—
Total senior unsecured notes	800.0	—
Total long-term debt	$1,598.1	$—

Weighted average cost of debt	4.2%	—%

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

The Term Loan bears interest at a rate per annum equal to 2.25% plus the greater of the London Interbank Offered Rate (“LIBOR”) or 0.75%. The interest rate on the Term Loan was 3.00% per annum as of June 30, 2014. Interest on the term loan is payable at the end of each LIBOR period, but in no event less frequently than quarterly. The Term Loan was issued at a discount which we are amortizing through Interest expense on the Consolidated Statement of Operations over the life of the Term Loan. As of June 30, 2014, $1.9 million remains unamortized.

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

Pursuant to a registration rights agreement dated January 31, 2014, we and the Borrowers have agreed to use commercially reasonable efforts to cause a registration statement to become effective with the SEC by January 31, 2015, relating to an offer to exchange the Senior Notes for registered Senior Notes having substantially identical terms, or, in certain cases, to register the

CBS OUTDOOR AMERICAS INC.
Notes to Consolidated Financial Statements
(Unaudited)

Senior Notes for resale. If we and the Borrowers do not register or exchange the Senior Notes pursuant to the terms of the registration rights agreement, the Borrowers will be required to pay additional interest to the holders of the Senior Notes under certain circumstances.

Revolving Credit Facility

On January 31, 2014, the Borrowers also entered into a $425.0 million Revolving Credit Facility, which matures in 2019 (the “Revolving Credit Facility”). Borrowing rates under the Revolving Credit Facility are based on LIBOR plus a margin based on our Consolidated Net Secured Leverage Ratio, which is the ratio of (i) our consolidated secured debt (less up to $150.0 million of unrestricted cash) to (ii) our Consolidated EBITDA (as defined in the Credit Agreement) for the trailing four consecutive quarters. Interest on the Revolving Credit Facility is payable at the end of each LIBOR period, but in no event less frequently than quarterly. The commitment fee based on the amount of unused commitments under the Revolving Credit Facility in the six months ended June 30, 2014, was $0.9 million. As of June 30, 2014, there were no outstanding borrowings under the Revolving Credit Facility. In June 2014, we issued a letter of credit of approximately $0.1 million against the Revolving Credit Facility and in July 2014, we issued a letter of credit for approximately $19.3 million against the Revolving Credit Facility in connection with the renewal of a transit franchise agreement. The Revolving Credit Facility is unconditionally guaranteed by us and our material existing and future direct and indirect wholly owned domestic subsidiaries (except the Borrowers), subject to certain exceptions. The Revolving Credit Facility is secured, subject to certain exceptions, by substantially all of the assets of the Borrowers and the guarantors, including a first-priority pledge of all the capital stock of our subsidiaries directly held by the Borrowers and the guarantors under the Revolving Credit Facility.

The Credit Agreement contains certain customary affirmative and negative covenants. As of June 30, 2014, the terms of the Revolving Credit Facility require that we maintain a Maximum Consolidated Net Secured Leverage Ratio of no greater than 3.5 to 1.0. On September 30, 2014, as an entity being taxed as a REIT, we will be required to maintain a Maximum Consolidated Net Secured Leverage Ratio of no greater than 4.0 to 1.0. As of June 30, 2014, our Maximum Consolidated Net Secured Leverage Ratio was 1.6 to 1.0. The Credit Agreement requires, in connection with the incurrence of certain indebtedness, that we maintain a Consolidated Total Leverage Ratio, which is the ratio of our consolidated total debt to our Consolidated EBITDA for the trailing four consecutive quarters, of no greater than 6.0 to 1.0. As of June 30, 2014, our Consolidated Total Leverage Ratio was 3.9 to 1.0.

Letter of Credit Facility

On January 31, 2014, the Borrowers also entered into a letter of credit facility, pursuant to which we may obtain letters of credit from time to time in an aggregate outstanding face amount of up to $80.0 million. After the first year, the letter of credit facility will automatically extend for successive one-year periods unless either the Borrowers or the issuing bank under it elect not to extend it. The letter of credit facility is unconditionally guaranteed by us and our material existing and future direct and indirect wholly owned domestic subsidiaries (except the Borrowers), subject to certain exceptions, and is secured on an equal and ratable basis by the same collateral that secures the Senior Credit Facilities. The fee under the letter of credit facility in the six months ended June 30, 2014, was immaterial.

Deferred Financing Costs

We deferred $29.2 million in fees and expenses associated with the Senior Credit Facilities, Senior Notes and letter of credit facility. We are amortizing the deferred fees through Interest expense on the Consolidated Statement of Operations over the term of each debt facility.

Use of Proceeds

On January 31, 2014, we transferred approximately $1.5 billion of the combined proceeds from the Term Loan and the Senior Notes to a wholly owned subsidiary of CBS, which is an amount equal to the net proceeds from the total indebtedness less $50.0 million, which remained with us for general corporate purposes.

CBS OUTDOOR AMERICAS INC.
Notes to Consolidated Financial Statements
(Unaudited)

Fair Value

Under the fair value hierarchy, observable inputs such as unadjusted quoted prices in active markets for identical assets or liabilities are defined as Level 1; observable inputs other than quoted prices included within Level 1 that are either directly or indirectly observable for the asset or liability are defined as Level 2; and unobservable inputs for the asset or liability are defined as Level 3. The aggregate fair value of our debt, which is estimated based on quoted market prices of similar liabilities, was approximately $1.6 billion as of June 30, 2014. The fair value of our debt is classified as Level 2.

Note 9. Accumulated Other Comprehensive Income

(in millions)	Cumulative Translation Adjustments	Net Actuarial Gain (Loss)	Accumulated Other Comprehensive Income (Loss)
As of December 31, 2013	$(69.2)	$(5.9)	$(75.1)
Other comprehensive income before reclassifications	5.1	—	5.1
Amortization of actuarial losses reclassified to net income	—	0.2	0.2
Total other comprehensive income, net of tax	5.1	0.2	5.3
As of June 30, 2014	$(64.1)	$(5.7)	$(69.8)

As of December 31, 2012	$(54.3)	$(11.7)	$(66.0)
Other comprehensive income before reclassifications	(12.2)	—	(12.2)
Amortization of actuarial losses reclassified to net income	—	0.3	0.3
Total other comprehensive income (loss), net of tax	(12.2)	0.3	(11.9)
As of June 30, 2013	$(66.5)	$(11.4)	$(77.9)

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

As of June 30, 2014, 450,000,000 shares of our common stock, par value $0.01 per share, were authorized; 120,000,000 shares were issued and outstanding; and 50,000,000 shares of our preferred stock, par value $0.01 per share, were authorized with no shares issued and outstanding.

Note 11. Stock-Based Compensation

On March 18, 2014, our board of directors approved the Omnibus Stock Incentive Plan (the “Stock Plan”) and reserved 8,000,000 shares of our common stock for stock-based awards. Under the Stock Plan, the board of directors is authorized to grant awards of options to purchase shares of our common stock (the “Outdoor Options”), stock appreciation rights, restricted and unrestricted stock, restricted share units (“RSUs”), dividend equivalents, performance awards, including performance-based restricted share units (“PRSUs”), and other equity-related awards and cash payments to all of our employees and non-employee directors and employees of our subsidiaries. In addition, consultants and advisors who perform services for us and our subsidiaries may, under certain conditions, receive grants under our Stock Plan.

CBS OUTDOOR AMERICAS INC.
Notes to Consolidated Financial Statements
(Unaudited)

RSUs and PRSUs accrue dividend equivalents in amounts equal to the regular cash dividends paid on our common stock and will be paid in either cash or stock. Accrued dividend equivalents payable in stock shall convert to shares of our common stock on the date of vesting.

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

Compensation expense for RSUs is determined based upon the market price of the shares underlying the awards on the date of grant and expensed over the vesting period, which is generally a three- to four-year service period. For PRSU awards, the number of shares an employee earns may range from 0% to 120% based on the outcome of a one year performance condition. Compensation expense is recorded based on the probable outcome of the performance condition. On an annual basis, the board of directors will review actual performance and certify the degree to which performance goals applicable to the award have been met. Forfeitures of RSUs are estimated on the date of grant based on historical forfeiture rates. On an annual basis, adjustments are made to compensation expense based on actual forfeitures and the forfeiture rates are revised as necessary.

The following table summarizes our stock-based compensation expense for the three months and six months ended June 30, 2014 and 2013.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2014	2013	2014	2013
RSUs and PRSUs	$2.7	$1.4	$4.3	$2.9
Stock options	0.2	0.2	0.4	0.3
Stock-based compensation expense, before income taxes	2.9	1.6	4.7	3.2
Tax benefit	(1.3)	(0.6)	(2.1)	(1.3)
Stock-based compensation expense, net of tax	$1.6	$1.0	$2.6	$1.9

As of June 30, 2014, total unrecognized compensation cost related to non-vested RSUs and PRSUs was $24.0 million, which is expected to be recognized over a weighted average period of 3.0 years, and total unrecognized compensation cost related to non-vested stock options was $1.4 million, which is expected to be recognized over a weighted average period of 2.6 years.

CBS OUTDOOR AMERICAS INC.
Notes to Consolidated Financial Statements
(Unaudited)

RSUs and PRSUs

On March 27, 2014, 256,172 non-vested CBS RSUs held by our employees were converted into 561,021 non-vested Outdoor RSUs. The number of RSUs was converted at a ratio of approximately 2.2 to 1.0 to preserve the fair value of the awards both before and after conversion.

The following table summarizes the activity of the RSUs and PRSUs issued to our employees.

	CBS RSUs		Outdoor RSUs
	Activity	Weighted Average Per Share Grant Date Fair Market Value	Activity	Weighted Average Per Share Grant Date Fair Market Value	RSU and PRSU Dividend Equivalents
Non-vested as of December 31, 2013	472,490	$32.09
Employee transfers and grants	11,875	34.66
Vested	(157,723)	22.51
Forfeited	(2,909)	37.67
Non-vested before conversion	323,733	36.80
CBS RSUs converted to Outdoor RSUs	(256,172)	37.77
Non-vested Outdoor RSUs converted from CBS RSUs			561,021	$17.24
Non-vested CBS RSUs not converted to Outdoor RSUs(a)	67,561	33.16
Granted:
RSUs			466,912	29.50
PRSUs			154,967	29.39
Dividend equivalents					4,623
Vested:
RSUs	(67,561)	33.16	(52)	29.50
Forfeitures:
RSUs			(10,689)	21.68
Non-vested as of June 30, 2014	—	—	1,172,159	23.67	4,623

(a)	Reflects CBS RSUs which vested in April 2014.

Stock Options

The following table summarizes the activity of CBS’ stock options issued to our employees.

	CBS Stock Options	CBS Weighted Average Exercise Price
Outstanding as of December 31, 2013	399,581	$29.30
Exercised	(107,249)	24.50
Forfeited	(38,167)	30.78
Outstanding as of June 30, 2014	254,165	31.10

Exercisable as of June 30, 2014	113,132	17.61

CBS OUTDOOR AMERICAS INC.
Notes to Consolidated Financial Statements
(Unaudited)

On July 16, 2014, 219,741 outstanding CBS stock options held by our active employees were converted into 409,207 Outdoor Options. The CBS stock options were converted at a ratio of approximately 1.9 to 1.0 to preserve the intrinsic value of the award at the time of conversion.

Note 12. Retirement Benefits

The following table presents the components of net periodic pension cost and amounts recognized in other comprehensive income (loss) for our pension plans:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2014	2013	2014	2013
Components of net periodic pension cost:
Service cost	$0.4	$0.5	$0.7	$0.9
Interest cost	0.5	0.5	1.1	1.0
Expected return on plan assets	(0.6)	(0.6)	(1.3)	(1.2)
Amortization of actuarial losses(a)	—	0.2	0.2	0.5
Net periodic pension cost	$0.3	$0.6	$0.7	$1.2

(a)	Reflects amounts reclassified from accumulated other comprehensive income (loss) to net income.

In the six months ended June 30, 2014, we contributed $0.8 million to our pension plans. In 2014, we expect to contribute approximately $2.0 million to our pension plans.

Note 13. Income Taxes

As of June 30, 2014, our U.S. operating results have been included in consolidated federal, and certain state and local income tax returns filed by CBS. The income tax expense reflected in the Consolidated Statements of Operations, deferred tax assets and liabilities included in the Consolidated Statements of Financial Position and income tax payments reflected in the Condensed Consolidated Statements of Cash Flows have been prepared as if these amounts were calculated on a separate tax return basis for us. We believe that the assumptions and estimates used to determine these tax amounts are reasonable. However, the consolidated financial statements herein may not necessarily reflect our income tax expense or tax payments, or what our tax amounts would have been if we had been a stand-alone company during the periods presented.

On April 2, 2014, we entered into a tax matters agreement, which governs the respective rights, responsibilities and obligations of CBS and us with respect to tax liabilities and benefits, tax attributes, the preparation and filing of tax returns, the control of audits and other tax proceedings, and other matters regarding taxes for the periods during which we are a member of the CBS consolidated tax group. The tax matters agreement also separately allocates among the parties any tax liability arising as a result of any failure of the Separation to qualify as a tax-free transaction based on actions taken during the two-year period following the Separation. On July 16, 2014, we ceased to be a member of the CBS consolidated tax group and on July 17, 2014, we began operating in a manner that will allow us to qualify as a REIT for U.S. federal income tax purposes for the tax year commencing July 17, 2014, and ending December 31, 2014. In the third quarter of 2014, as a result of our REIT conversion, a non-cash charge of substantially all Deferred income tax liabilities, net, will be reversed into Net income. As a result of our REIT conversion, our expected effective tax rate for the second half of 2014 will be substantially lower.

Our effective income tax rate represents a combined annual effective tax rate for federal, state, local and foreign taxes applied to interim operating results.

The effective income tax rate was 44.2% in the three months ended June 30, 2014, and 43.9% in the six months ended June 30, 2014. The effective income tax rate was 43.2% in both the three months and six months ended June 30, 2013.

CBS OUTDOOR AMERICAS INC.
Notes to Consolidated Financial Statements
(Unaudited)

The following table sets forth the change in the reserve for uncertain tax positions, excluding related accrued interest and penalties.

(in millions)
As of December 31, 2013	$4.0
Reductions for prior year tax positions	(2.8)
As of June 30, 2014	$1.2

Reductions for prior year tax positions includes $2.1 million of liabilities which were transferred to CBS pursuant to our tax matters agreement. The reduction in this liability did not impact our provision for income taxes during the period. The reserve for uncertain tax positions of $1.2 million as of June 30, 2014, includes $0.8 million which would affect our effective income tax rate if and when recognized in future years.

Note 14. Earnings Per Share (“EPS”)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2014	2013	2014	2013
Net income	$22.4	$36.4	$30.8	$56.3

Weighted average shares for basic EPS	119.7	119.7	108.4	108.4
Dilutive potential shares from grants of RSUs and PRSUs	0.2	0.2	0.2	0.2
Weighted average shares for diluted EPS	119.9	119.9	108.6	108.6

Note 15. Commitments and Contingencies

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

Letters of Credit

We have indemnification obligations with respect to letters of credit and surety bonds primarily used as security against non-performance in the normal course of business. The outstanding letters of credit and surety bonds approximated $80.9 million as of June 30, 2014, of which $1.2 million was indemnified by CBS, and $78.3 million as of December 31, 2013, all of which was indemnified by CBS, and were not recorded on the Consolidated Statements of Financial Position. In July 2014, we entered into new arrangements with respect to our letters of credit and surety bonds and all of our letters of credit and surety bonds are no longer indemnified by CBS.

Legal Matters

On an ongoing basis, we are engaged in lawsuits and governmental proceedings and respond to various investigations, inquiries, notices and claims from national, state and local governmental and other authorities (collectively, “litigation”). Litigation is inherently uncertain and always difficult to predict. Although it is not possible to predict with certainty the

CBS OUTDOOR AMERICAS INC.
Notes to Consolidated Financial Statements
(Unaudited)

eventual outcome of any litigation, in our opinion, none of our current litigation is expected to have a material adverse effect on our results of operations, financial position or cash flows.

Note 16. Segment Information

The following tables set forth our financial performance by segment. We manage our operations through two segments—U.S. and International.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2014	2013	2014	2013
Revenues:
U.S.	$291.1	$285.9	$546.1	$531.1
International	43.3	46.8	76.2	80.8
Total revenues	$334.4	$332.7	$622.3	$611.9

We present Operating income (loss) before Depreciation, Amortization, Net gain (loss) on dispositions and Stock-based compensation expense (“Adjusted OIBDA”) as the primary measure of profit and loss for our operating segments in accordance with FASB guidance for segment reporting.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2014	2013	2014	2013
Net income	$22.4	$36.4	$30.8	$56.3
Provision for income taxes	17.6	27.1	23.5	42.0
Equity in earnings of investee companies, net of tax	(0.2)	(0.8)	(0.8)	(1.1)
Interest expense	18.5	—	31.0	0.1
Other expense, net	—	0.1	0.5	0.2
Operating income	58.3	62.8	85.0	97.5
Net (gain) loss on dispositions	—	0.1	(0.9)	(9.7)
Depreciation and amortization	49.1	48.6	97.1	97.5
Stock-based compensation(a)	2.9	1.6	4.7	3.2
Total Adjusted OIBDA	$110.3	$113.1	$185.9	$188.5

Adjusted OIBDA:
U.S.	$106.4	$106.5	$186.7	$186.6
International	9.5	11.5	10.6	12.1
Corporate	(5.6)	(4.9)	(11.4)	(10.2)
Total Adjusted OIBDA	$110.3	$113.1	$185.9	$188.5

(a)	Stock-based compensation is classified as a Corporate expense.

CBS OUTDOOR AMERICAS INC.
Notes to Consolidated Financial Statements
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2014	2013	2014	2013
Operating income (loss):
U.S.	$64.2	$65.2	$104.2	$113.4
International	2.6	4.1	(3.1)	(2.5)
Corporate	(8.5)	(6.5)	(16.1)	(13.4)
Total operating income	$58.3	$62.8	$85.0	$97.5

Net (gain) loss on dispositions:
U.S.	$—	$0.1	$(0.8)	$(9.8)
International	—	—	(0.1)	0.1
Total gain on dispositions	$—	$0.1	$(0.9)	$(9.7)

Depreciation and amortization:
U.S.	$42.2	$41.2	$83.3	$83.0
International	6.9	7.4	13.8	14.5
Total depreciation and amortization	$49.1	$48.6	$97.1	$97.5

Capital expenditures:
U.S.	$9.7	$8.0	$16.7	$13.3
International	1.2	0.9	2.4	1.6
Total capital expenditures	$10.9	$8.9	$19.1	$14.9

	As of
(in millions)	June 30, 2014	December 31, 2013
Assets:
U.S.	$3,006.3	$3,027.6
International	313.3	327.9
Corporate	224.4	—
Total assets	$3,544.0	$3,355.5

Note 17. Subsequent Events

Pending Acquisition

On July 20, 2014, we entered into a definitive Membership Interest Purchase Agreement (the “Purchase Agreement”) with Van Wagner, Van Wagner Twelve Holdings, LLC (the “Seller”) and Richard M. Schaps, pursuant to which we will acquire certain outdoor advertising businesses from Van Wagner (the “Acquired Business”) for $690.0 million in cash, subject to working capital and other adjustments (the “Transaction”). The consummation of the Transaction is subject to customary closing conditions, including, among others, regulatory approvals. The Transaction is expected to close following the satisfaction of all closing conditions, including regulatory approvals. In connection with the execution of the Purchase Agreement, on July 20, 2014, we entered into a commitment letter (the “Commitment Letter”) with Wells Fargo Securities, LLC and WF Investment Holdings, LLC (together, the “Lender”), pursuant to which, for a period of 300 days, the Lender committed to provide a senior unsecured bridge term loan facility in an aggregate principal amount of $715.0 million for the purpose of financing all or a portion of the cash consideration for the Transaction and to pay related fees and expenses (the “Bridge Facility”). We currently intend to finance the Transaction and related fees and expenses with cash on hand and the proceeds from the issuance of debt securities.

CBS OUTDOOR AMERICAS INC.
Notes to Consolidated Financial Statements
(Unaudited)

Executive Departure

On July 23, 2014, we announced that Wally Kelly, President and Chief Operating Officer, will be leaving the Company.  As a result, we expect to record a severance charge of $6.3 million in the third quarter of 2014.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following management’s discussion and analysis of financial condition and results of operations (“MD&A”) should be read in conjunction with the audited consolidated financial statements and the notes thereto appearing in our prospectus filed with the Securities and Exchange Commission (the “SEC”) on July 7, 2014, and the unaudited consolidated financial statements and the notes thereto included in this Quarterly Report on Form 10-Q. This MD&A contains forward-looking statements that involve numerous risks and uncertainties. The forward-looking statements are subject to a number of important factors, including, but not limited to, those factors discussed in the sections entitled “Risk Factors” in this Quarterly Report on Form 10-Q and in our prospectus filed with the SEC on July 7, 2014, and the section entitled “Cautionary Statement Regarding Forward-Looking Statements” in this Quarterly Report on Form 10-Q, that could cause our actual results to differ materially from the results described herein or implied by such forward-looking statements.

Our prior period unaudited financial statements and the notes thereto, included in this Quarterly Report on Form 10-Q, were presented on a “carve-out” basis from the consolidated financial statements of CBS Corporation (“CBS”) using the historical results of operations, cash flows, assets and liabilities attributable to CBS’s Outdoor Americas operating segment and include allocations of expenses from CBS. These allocations reflect significant assumptions, and the financial statements do not necessarily reflect what our financial position, results of operations or cash flows would have been had we been a stand-alone company during the periods presented. As a result, historical financial information is not necessarily indicative of our future results of operations, financial position or cash flows.

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

On April 16, 2014, CBS received a favorable private letter ruling from the Internal Revenue Service (the “IRS”) with respect to certain issues relevant to our qualification as a real estate investment trust (a “REIT”). On July 16, 2014, we ceased to be a member of the CBS consolidated tax group and on July 17, 2014, we began operating in a manner that will allow us to qualify as a REIT for U.S. federal income tax purposes for the tax year commencing July 17, 2014, and ending December 31, 2014.

As of June 30, 2014, CBS indirectly owned approximately 81% of the outstanding shares of our common stock.

On July 16, 2014, CBS completed a registered offer to exchange 97,000,000 shares of our common stock that were owned by CBS for outstanding shares of CBS Class B common stock (the “Exchange Offer”). In connection with the Exchange Offer, CBS disposed of all of its shares of our common stock and as of July 16, 2014, we were separated from CBS (the “Separation”) and were no longer a subsidiary of CBS.

On July 20, 2014, we entered into a definitive agreement to acquire certain outdoor advertising businesses from Van Wagner Communications, LLC (“Van Wagner”), for $690.0 million in cash. (See the “Overview: Pending Acquisition” section of this MD&A.)

Business

We are one of the largest providers of advertising space on out-of-home advertising structures and sites across the U.S., Canada and Latin America. The majority of our inventory is billboard displays, which are primarily located on the most heavily traveled highways and roadways in the top Nielsen Media Research Designated Marketing Areas; and we operate a transit advertising displays with exclusive multi-year contracts with municipalities in large cities across the U.S. In total, we have displays in all of the 25 largest markets in the U.S. and over 180 markets in the U.S., Canada and Latin America. Our top market, high profile location focused portfolio includes sites such as the Bay Bridge in San Francisco, Sunset Boulevard in Los Angeles, and both Grand Central Station and Times Square in New York. With newly deployed metrics (“TAB Out of Home Ratings”), we are able to provide advertisers with the actual audience, in terms of audience size and demographic composition that is exposed to individual signs. The combination of location and audience delivery is a selling proposition unique to the out-of-home industry.

The breadth and depth of our portfolio provides our customers with a multitude of options to address a wide range of marketing objectives from national, brand-building campaigns to hyper-local businesses that want to drive customers to their retail location “one mile down the road.”

We believe that out-of-home advertising is an attractive form of advertising as our displays are ALWAYS ON™ and cannot be turned off, skipped or fast-forwarded, and that it provides our customers with a differentiated advertising solution at an attractive price point relative to other forms of advertising. In addition to leasing displays, we provide other value-added services to our customers, such as pre-campaign category research, creative design support and post-campaign tracking and analytics. We use a real-time mobile operations reporting system that enables proof of performance to customers. We have a diversified base of customers across various industries. During the three months ended June 30, 2014, our largest categories of advertisers were retail, professional services and television, which represented 10%, 8% and 7% of our total U.S. revenues, respectively. During the six months ended June 30, 2014, our largest categories of advertisers were retail, healthcare/pharmaceuticals and television, which represented 9%, 8% and 8% of our total U.S. revenues, respectively.

We manage our business through the following two segments:

United States. As of June 30, 2014, we had the largest number of advertising displays of any out-of-home advertising company operating in the 25 largest markets in the U.S. Our U.S. segment generated 19% of its revenues in the New York City metropolitan area in each of the three months ended June 30, 2014 and 2013, and generated 12% in the Los Angeles metropolitan area in the three months ended June 30, 2014, and 13% in the three months ended June 30, 2013. Our U.S. segment generated 19% of its revenues in the New York City metropolitan area in each of the six months ended June 30, 2014 and 2013, and generated 12% in the Los Angeles metropolitan area in each of the six months ended June 30, 2014 and 2013. In the three months ended June 30, 2014, our U.S. segment generated $291.1 million of Revenues and $106.4 million of Operating income before Depreciation, Amortization, Net gains (losses) on dispositions and Stock-based compensation (“Adjusted OIBDA”). In the three months ended June 30, 2013, our U.S. segment generated $285.9 million of Revenues and $106.5 million of Adjusted OIBDA. In the six months ended June 30, 2014, our U.S. segment generated $546.1 million of Revenues and $186.7 million of Adjusted OIBDA. In the six months ended June 30, 2013, our U.S. segment generated $531.1 million of Revenues and $186.6 million of Adjusted OIBDA. (See the “Segment Results of Operations” section of this MD&A.)

International. Our International segment includes our operations in Canada and Latin America, including Mexico, Argentina, Brazil, Chile and Uruguay. In the three months ended June 30, 2014, our International segment generated $43.3 million of Revenues and $9.5 million of Adjusted OIBDA. In the three months ended June 30, 2013, our International segment generated $46.8 million of Revenues and $11.5 million of Adjusted OIBDA. In the six months ended June 30, 2014, our International segment generated $76.2 million of Revenues and $10.6 million of Adjusted OIBDA. In the six months ended June 30, 2013, our International segment generated $80.8 million of Revenues and $12.1 million of Adjusted OIBDA.

Our Initial Public Offering

On March 27, 2014, our registration statement on Form S-11 related to our IPO of our common stock was declared effective by the SEC. On April 2, 2014, we completed an IPO of 23,000,000 shares of our common stock, including 3,000,000 shares of our common stock sold pursuant to the underwriters’ option to purchase additional shares, at a price of $28.00 per share for total net proceeds, after underwriting discounts and commissions, of $615.0 million. Of the total net proceeds, $515.0 million was transferred to a wholly owned subsidiary of CBS as partial consideration for the contribution of the entities comprising CBS’ Outdoor Americas operating segment to us. The remaining $100.0 million was retained by us and will be used to pay the cash portion of the distribution to our stockholders of historical earnings and profits, in accordance with REIT tax requirements. Following the final payment of this required earnings and profits distribution, we will pay to CBS, or CBS will pay to us, as applicable, the difference between the actual cash portion of the distribution and the $100.0 million retained by us.

Pending Acquisition

On July 20, 2014, we entered into a definitive Membership Interest Purchase Agreement (the “Purchase Agreement”) with Van Wagner, Van Wagner Twelve Holdings, LLC (the “Seller”) and Richard M. Schaps, pursuant to which we will acquire certain outdoor advertising businesses from Van Wagner (the “Acquired Business”) for $690.0 million in cash, subject to working capital and other adjustments (the “Transaction”). The consummation of the Transaction is subject to customary closing conditions, including, among others, regulatory approvals. The Transaction is expected to close following the satisfaction of all closing conditions, including regulatory approvals. In connection with the execution of the Purchase

Agreement, on July 20, 2014, we entered into a commitment letter (the “Commitment Letter”) with Wells Fargo Securities, LLC and WF Investment Holdings, LLC (together, the “Lender”), pursuant to which, for a period of 300 days , the Lender committed to provide a senior unsecured bridge term loan facility in an aggregate principal amount of $715.0 million for the purpose of financing all or a portion of the cash consideration for the Transaction and to pay related fees and expenses (the “Bridge Facility”). We currently intend to finance the Transaction and related fees and expenses with cash on hand and the proceeds from the issuance of debt securities.

Total 2013 revenues of the Acquired Business were $206.0 million. Substantially all of these revenues will be derived from REIT eligible assets.

Executive Departure

On July 23, 2014, we announced that Wally Kelly, President and Chief Operating Officer, will be leaving the Company.  As a result, we expect to record a severance charge of $6.3 million in the third quarter of 2014.

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

Our large-scale portfolio allows our customers to reach a national audience and also provides the flexibility to tailor campaigns to specific regions or markets. In each of the three months and six months ended June 30, 2014 and 2013, we generated approximately 37% of our U.S. revenues from national advertising campaigns.

Our Tax Status

As of June 30, 2014, we were a member of CBS’s consolidated tax group and were taxable as a regular domestic C corporation for U.S. federal income tax purposes (i.e., we were subject to taxation at regular corporate rates). Pursuant to the tax matters agreement that we entered into with CBS, we are liable to pay CBS for any taxes imposed on or relating to us while we are a member of the CBS consolidated tax group. The tax matters agreement also separately allocates among the parties any tax liability arising as a result of any failure of the Separation to qualify as a tax-free transaction based on actions taken during the two-year period following the Separation. After the Separation, CBS ceased to own at least 80% of our outstanding common stock, and as a result, we were no longer a member of CBS’s consolidated tax group.

On April 16, 2014, CBS received a favorable private letter ruling from the IRS with respect to our plan to convert to a REIT. In connection with the Separation, on July 17, 2014, we began operating in a manner that will allow us to qualify as a REIT for U.S. federal income tax purposes for the tax year commencing July 17, 2014, and ending December 31, 2014, and we, together with one or more of our subsidiaries, jointly began operating such subsidiaries as taxable REIT subsidiaries. In the third quarter of 2014, as a result of our REIT conversion, a non-cash charge of substantially all Deferred income tax liabilities, net, will be reversed into Net income.

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

In addition, in the three months ended June 30, 2014, we incurred $6.4 million of costs associated with operating as a stand-alone public company ($5.2 million incrementally over 2013) and $18.5 million of interest expense relating to our entry into the Senior Credit Facilities (as defined herein) and the issuance of the Senior Notes (as defined herein). In the six months ended June 30, 2014, we incurred $11.5 million of costs associated with operating as a stand-alone public company ($9.0 million incrementally over 2013) and $30.9 million of interest expense relating to our entry into the Senior Credit Facilities (as defined herein) and the issuance of the Senior Notes (as defined herein). In the six months ended June 30, 2013, we incurred a significant net gain of $9.8 million on the disposition of most of our billboards in Salt Lake City in exchange for billboards in New Jersey. In an effort to help users evaluate our operating performance for three months and six months ended June 30, 2014 and 2013, where indicated, we present Operating income, Net income, Adjusted OIBDA, Funds from Operations (“FFO”) and Adjusted FFO (“AFFO”) and related adjusted weighted average per share amounts for the applicable 2013 periods on a comparable basis.

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions, except percentages)	2014	2013	% Change	2014	2013	% Change
Revenues	$334.4	$332.7	1%	$622.3	$611.9	2%
Constant dollar revenues(a)	334.4	329.1	2	622.3	604.8	3
Operating income
Reported	58.3	62.8	(7)	85.0	97.5	(13)
2013 on a comparable basis	58.3	57.7	1	85.0	78.8	8
Adjusted OIBDA(b):
Reported	110.3	113.1	(2)	185.9	188.5	(1)
2013 on a comparable basis	110.3	107.9	2	185.9	179.5	4
FFO(b):
Reported	66.4	79.4	(16)	116.7	136.5	(15)
2013 on a comparable basis	66.4	65.1	2	116.7	113.0	3
AFFO(b):
Reported	58.0	75.3	(23)	98.8	121.8	(19)
2013 on a comparable basis	58.0	62.2	(7)	98.8	100.2	(1)
Net income:
Reported	22.4	36.4	(38)	30.8	56.3	(45)
2013 on a comparable basis(c)	22.4	22.2	1	30.8	27.2	13

(a)
Revenues on a constant dollar basis are calculated as reported revenues excluding the impact of foreign currency exchange rates between periods. We provide constant dollar revenues to understand the underlying growth rate of revenue excluding the impact of changes in foreign currency exchange rates between periods, which are not under management’s direct control. Our management believes constant dollar revenues are useful to users because it enables them to better understand the level of growth of our business period to period. Since constant dollar revenues are not calculated in accordance with GAAP, they should not be considered in isolation of, or as a substitute for, revenues as an indicator of operating performance. Constant dollar revenues, as we calculate them, may not be comparable to similarly titled measures employed by other companies.

(b)
See the “Reconciliation Tables” section of this MD&A for a reconciliation of Operating income to Adjusted OIBDA, Net income to FFO and AFFO, and results in the three months and six months ended June 30, 2013, on a comparable basis.

(c)	See the “Net income” section of this MD&A for a reconciliation of 2013 Net income to 2013 Net income on a comparable basis.

Adjusted OIBDA

We calculate Adjusted OIBDA as Operating income before Depreciation, Amortization, Net gains (losses) on dispositions and Stock-based compensation. We calculate Adjusted OIBDA margin by dividing Adjusted OIBDA by total revenues. Adjusted OIBDA and Adjusted OIBDA margin are among the primary measures we use for managing our business, evaluating our operating performance and planning and forecasting future periods, as each is an important indicator of our operational strength and business performance. Our management believes users of our financial data are best served if the information that is made available to them allows them to align their analysis and evaluation of our operating results along the same lines that our management uses in managing, planning and executing our business strategy. Our management also believes that the presentations of Adjusted OIBDA and Adjusted OIBDA margin, as supplemental measures, are useful in evaluating our business because eliminating certain non-comparable items highlight operational trends in our business that may not otherwise be apparent when relying solely on GAAP financial measures. It is management’s opinion that these supplemental measures provide users with an important perspective on our operating performance and also make it easier for users to compare our results with other companies that have different financing and capital structures or tax rates.

FFO and AFFO

We calculate FFO in accordance with the definition established by the National Association of Real Estate Investment Trusts (“NAREIT”). FFO reflects net income adjusted to exclude gains and losses from the sale of real estate assets, depreciation and amortization of real estate assets and amortization of direct lease acquisition costs, as well as the same adjustments for our equity-based investments, as applicable. We calculate AFFO as FFO adjusted to include cash paid for direct lease acquisition costs as such costs are generally amortized over a period ranging from four weeks to one year and therefore are incurred on a regular basis. AFFO also includes cash paid for maintenance capital expenditures since these are routine uses of cash that are necessary for our operations. In addition, AFFO excludes certain non-cash items, including non-real estate depreciation and amortization, deferred income taxes, stock-based compensation expense, accretion expense, the non-cash effect of straight-line rent and amortization of deferred financing costs. We use FFO and AFFO measures for managing our business and for planning and forecasting future periods, and each is an important indicator of our operational strength and business performance, especially compared to other REITs. Our management believes users are best served if the information that is made available to them allows them to align their analysis and evaluation of our operating results along the same lines that our management uses in managing, planning and executing our business strategy. Our management also believes that the presentations of FFO, AFFO, and FFO and AFFO per adjusted weighted average share, as supplemental measures, are useful in evaluating our business because adjusting results to reflect items that have more bearing on the operating performance of REITs highlight trends in our business that may not otherwise be apparent when relying solely on GAAP financial measures. It is management’s opinion that these supplemental measures provide users with an important perspective on our operating performance and also make it easier to compare our results to other companies in our industry, as well as to REITs.

Adjusted Weighted Average Shares

We present weighted average shares on an adjusted basis for basic earnings per share (“EPS”) to give effect to the 23,000,000 shares issued on April 2, 2014, in connection with the IPO and the 97,000,000 shares outstanding after our stock split, and on an adjusted basis for diluted EPS to also give effect to dilutive potential shares from grants of restricted share units (“RSUs”) and performance-based RSUs (“PRSUs”). We also present FFO, AFFO and Net income per adjusted weighted average share for basic and diluted EPS. Our management believes that these presentations are useful in evaluating our business because they allow users to evaluate our per share results after giving effect to the issuance of shares of our common stock in connection with our initial public offering, which increased our outstanding shares of common stock.

Comparable Basis for 2013 Adjustments

We calculate Operating income, Net income, Adjusted OIBDA, FFO and AFFO, and related per adjusted weighted average share amounts, in the three months and six months ended June 30, 2013, on a comparable basis by adjusting to exclude net gains (loss) on dispositions incurred in the three months and six months ended June 30, 2013, which included a significant net gain of $9.8 million incurred in the first six months of 2013 on the disposition of most of our billboards in Salt Lake City in exchange for billboards in New Jersey, and to include incremental costs associated with operating as a stand-alone public company of $5.2 million incurred in the three months ended June 30, 2014, and $9.0 million in the six months ended June 30, 2014, and interest expense of $18.5 million incurred in the three months ended June 30, 2014, and $30.9 million in the six months ended June 30, 2014, relating to our entry into the Senior Credit Facilities (as defined herein) and the issuance of the Senior Notes (as defined herein) in the first quarter of 2014. Our management believes these adjusted presentations are useful in evaluating our business because they allow users to compare our operating performance for 2013 against the operating performance of the periods presented for 2014, including certain significant costs arising as a result of our separation from CBS.

Since adjusted weighted average shares, Adjusted OIBDA, Adjusted OIBDA margin, FFO and AFFO, FFO, AFFO and Net income per adjusted weighted average share for basic and diluted EPS and, on a comparable basis for 2013, Operating income, Net income, Adjusted OIBDA, FFO and AFFO and related per adjusted weighted average share amounts, are not measures calculated in accordance with GAAP, they should not be considered in isolation of, or as a substitute for, weighted average shares outstanding for basic and diluted EPS, Operating income, Net income, Revenues and Net income per common share for basic and diluted EPS, the most directly comparable GAAP financial measures, as indicators of operating performance. These measures, as we calculate them, may not be comparable to similarly titled measures employed by other companies. In addition, these measures do not necessarily represent funds available for discretionary use and are not necessarily a measure of our ability to fund our cash needs.

Reconciliation of Non-GAAP Financial Measures

The following table reconciles Operating income to Adjusted OIBDA, and Net income to FFO and AFFO. The table also reconciles 2013 Adjusted OIBDA, FFO and AFFO to 2013 Adjusted OIBDA, FFO and AFFO on a comparable basis and includes FFO and AFFO per adjusted weighted average share (2013 on a comparable basis).

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions, except per share amounts)	2014	2013	2014	2013
Operating income	$58.3	$62.8	$85.0	$97.5
Net gain on dispositions	0.0	0.1	(0.9)	(9.7)
Depreciation	26.5	25.9	52.6	51.9
Amortization	22.6	22.7	44.5	45.6
Stock-based compensation	2.9	1.6	4.7	3.2
Adjusted OIBDA	110.3	113.1	185.9	188.5
Incremental stand-alone costs(a)	—	(5.2)	—	(9.0)
Adjusted OIBDA, 2013 on a comparable basis	$110.3	$107.9	$185.9	$179.5

Net income	$22.4	$36.4	$30.8	$56.3
Depreciation of billboard advertising structures	24.6	24.2	48.8	48.4
Amortization of real estate related intangible assets	10.8	10.8	21.5	21.5
Amortization of direct lease acquisition costs	8.4	7.7	15.4	15.5
Net gain on disposition of billboard advertising structures, net of tax	—	0.1	(0.2)	(5.6)
Adjustment related to equity based investments	0.2	0.2	0.4	0.4
FFO	66.4	79.4	116.7	136.5
Incremental stand-alone costs, net of tax(a)	—	(3.1)	—	(5.3)
Incremental interest expense, net of tax(b)	—	(11.2)	—	(18.2)
FFO, 2013 on a comparable basis	$66.4	$65.1	$116.7	$113.0

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions, except per share amounts)	2014	2013	2014	2013
FFO	$66.4	$79.4	$116.7	$136.5
Adjustment for deferred income taxes	(6.0)	(1.1)	(12.9)	(8.9)
Cash paid for direct lease acquisition costs	(7.7)	(7.3)	(16.2)	(16.7)
Maintenance capital expenditures	(4.4)	(4.3)	(7.4)	(6.3)
Other depreciation	1.9	1.7	3.8	3.5
Other amortization	3.4	4.2	7.6	8.6
Stock-based compensation	2.9	1.6	4.7	3.2
Non-cash effect of straight-line rent	(0.3)	0.4	(0.5)	0.6
Accretion expense	0.6	0.7	1.1	1.3
Amortization of deferred financing costs	1.2	—	1.9	—
AFFO	58.0	75.3	98.8	121.8
Incremental stand-alone costs, net of tax(a)	—	(3.1)	—	(5.3)
Incremental interest expense, net of tax(b)	—	(11.2)	—	(18.2)
Amortization of deferred financing costs	—	1.2	—	1.9
AFFO, 2013 on a comparable basis	$58.0	$62.2	$98.8	$100.2

FFO, 2013 on a comparable basis, per adjusted weighted average share(c):
Basic	$0.55	$0.54	$0.97	$0.94
Diluted	$0.55	$0.54	$0.97	$0.94

AFFO, 2013 on a comparable basis, per adjusted weighted average share(c):
Basic	$0.48	$0.52	$0.82	$0.84
Diluted	$0.48	$0.52	$0.82	$0.83

Adjusted weighted average shares(c):
Basic	120.0	120.0	120.0	120.0
Diluted	120.2	120.2	120.2	120.2

Weighted average shares outstanding(d):
Basic	119.7	119.7	108.4	108.4
Diluted	119.9	119.9	108.6	108.6

(a)	Adjustment to reflect incremental costs to operate as a stand-alone company at the same level as 2014.

(b)	Adjustment to reflect incremental interest expense, net of tax, at the same level as 2014.

(c)
Adjusted weighted average shares includes the 23,000,000 shares issued on April 2, 2014, in connection with the IPO and the 97,000,000 shares outstanding after our stock split(d) for basic EPS. (See the “Overview: Our Initial Public Offering” section of this MD&A.) Adjusted weighted average shares for diluted EPS also includes dilutive potential shares from grants of RSUs and PRSUs.

(d)
On March 14, 2014, our board of directors declared a 970,000 to 1 stock split. As a result of the stock split, the 100 shares of our common stock then outstanding were converted into 97,000,000 shares of our common stock. The effects of the stock split have been applied retroactively to all reported periods for EPS purposes.

FFO in the three months ended June 30, 2014, of $66.4 million decreased 16% compared to the same prior-year period, primarily due to higher interest costs, net of tax, of $11.2 million and incremental stand-alone costs, net of tax, of $3.1 million.
AFFO in the three months ended June 30, 2014, was $58.0 million, a decrease of 23% compared to the same prior-year period. On a 2013 comparable basis, FFO increased 2% and AFFO decreased 7% in the three months ended June 30, 2014. AFFO per adjusted weighted average share for basic EPS was $0.48 per share and diluted EPS was $0.48 per share in the three months ended June 30, 2014, and AFFO, 2013 on a comparable basis, was $0.52 per share for basic EPS and $0.52 per share for diluted EPS. The decline in AFFO and AFFO per adjusted weighted average share for the three months ended June 30, 2014, compared to the same prior-year period, on a comparable basis, was primarily due to the differences in depreciation and stock-based compensation-related tax deductions between years. The impact of income taxes on our financial results will change commencing in the third quarter of 2014 with our REIT conversion.

FFO in the six months ended June 30, 2014, of $116.7 million decreased 15% compared to the same prior-year period, primarily due to higher interest costs, net of tax, of $18.2 million and incremental stand-alone costs, net of tax, of $5.3 million.
AFFO in the six months ended June 30, 2014, was $98.8 million, a decrease of 19% compared to the same prior-year period. On a 2013 comparable basis, FFO increased 3% and AFFO decreased 1% in the six months ended June 30, 2014. AFFO per adjusted weighted average share for basic EPS was $0.82 per share and diluted EPS was $0.82 per share in the six months ended June 30, 2014, and AFFO, 2013 on a comparable basis, was $0.84 per share for basic and diluted EPS. The decline in AFFO and AFFO per adjusted weighted average share for the six months ended June 30, 2014, compared to the same prior-year period, on a comparable basis, was primarily due to the differences in depreciation and stock-based compensation-related tax deductions between years. The impact of income taxes on our financial results will change commencing in the third quarter of 2014 with our REIT conversion.

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

				(in constant dollars)(b)					(in constant dollars)(b)
				Three					Six
				Months					Months
(in millions,	Three Months Ended			Ended		Six Months Ended			Ended
except	June 30,		%	June 30,	%	June 30,		%	June 30,	%
percentages)	2014	2013	Change	2013	Change	2014	2013	Change	2013	Change
Revenues:
Billboard	$245.3	$241.4	2%	$238.8	3%	$453.0	$446.7	1%	$441.2	3%
Transit and other	89.1	91.3	(2)	90.3	(1)	169.3	165.2	2	163.6	3
Total revenues	$334.4	$332.7	1	$329.1	2	$622.3	$611.9	2	$604.8	3

Same-site revenues(a)	$332.7	$328.0	1			$618.7	$603.2	3
Non-comparable revenues	1.7	4.7	(64)			3.6	8.7	(59)
Total revenues	$334.4	$332.7	1			$622.3	$611.9	2

(a)
Same-site revenues are adjusted to exclude revenues attributable to any billboards or transit agreements which were not in place for both periods in their entirety, as a result of new acquisitions, new agreements, divestitures, and non-renewals (“non-comparable revenues”). We provide same-site revenues to understand the underlying growth rate of revenue excluding the impact of non-comparable revenues. Our management believes same-site revenues are useful to users because they enable them to better understand the level of growth of our business period to period. Since same-site revenues are not calculated in accordance with GAAP, they should not be considered in isolation of, or as a substitute for, revenues as an indicator of operating performance. Same-site revenues, as we calculate them, may not be comparable to similarly titled measures employed by other companies.

(b)	Revenues on a constant dollar basis are calculated as reported revenues excluding the impact of foreign currency exchange rates between periods.

Total revenues increased $1.7 million, or 1%, and same-site revenues increased $4.7 million, or 1%, in the three months ended June 30, 2014, compared to the same prior-year period. Our constant dollar revenues for the three months ended June 30, 2014, increased 2% compared to the same prior-year period. Total revenues increased $10.4 million, or 2%, and same-site revenues increased $15.5 million, or 3%, in the six months ended June 30, 2014, compared to the same prior-year period. Non-comparable revenues primarily reflect the November 2013 sale of our transit shelter operations in the greater Los Angeles area and the April 2014 non-renewal of an unprofitable contract. Our constant dollar revenues for the six months ended June 30, 2014, increased 3% compared to the same prior-year period.

Total billboard revenues increased $3.9 million, or 2%, in the three months ended June 30, 2014, compared to the same prior-year period, principally driven by growth in average revenue per display (yield) attributable to the conversion of traditional static billboard displays to digital billboard displays, partially offset by foreign currency exchange losses of $2.6 million and lower ad spending in Mexico. In constant dollars, billboard revenues increased $6.5 million, or 3%. Total billboard revenues increased $6.3 million, or 1%, in the six months ended June 30, 2014, compared to the same prior-year period, principally driven by growth in average revenue per display (yield) attributable to the conversion of traditional static billboard displays to digital billboard displays, partially offset by foreign currency exchange losses of $5.5 million. In constant dollars, billboard revenues increased $11.8 million, or 3%.

Total transit and other revenues decreased $2.2 million, or 2%, in the three months ended June 30, 2014, compared to the same prior-year period, driven by the sale of our transit shelter operations in the greater Los Angeles area, the non-renewal of an unprofitable contract and softer market conditions in national advertising. Total transit and other revenues increased $4.1 million, or 2%, in the six months ended June 30, 2014, compared to the same prior-year period, driven by higher revenues in 2014 from the healthcare/pharmaceuticals and television industry and local sales in the New York metropolitan area, partially offset by lower revenues in 2014 from the beer/liquor industry, the sale of our transit shelter operations in the greater Los Angeles area, the non-renewal of an unprofitable contract and softer market conditions in national advertising.

Expenses

	Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%
(in millions, except percentages)	2014	2013	Change	2014	2013	Change
Expenses:
Operating	$171.6	$171.4	—%	$335.1	$333.6	—%
Selling, general and administrative	55.4	49.8	11	106.0	93.0	14
Net (gain) loss on dispositions	—	0.1	*	(0.9)	(9.7)	(91)
Depreciation	26.5	25.9	2	52.6	51.9	1
Amortization	22.6	22.7	—	44.5	45.6	(2)
Total expenses	$276.1	$269.9	2	$537.3	$514.4	4

*	Calculation is not meaningful.

Operating Expenses

	Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%
(in millions, except percentages)	2014	2013	Change	2014	2013	Change
Operating expenses:
Billboard property lease	$72.5	$71.5	1%	$141.6	$143.4	(1)%
Transit franchise	46.9	47.2	(1)	91.1	89.7	2
Posting, maintenance and other	52.2	52.7	(1)	102.4	100.5	2
Total operating expenses	$171.6	$171.4	—	$335.1	$333.6	—

Billboard property lease expenses represented 30% of billboard revenues in each of the three months ended June 30, 2014 and 2013. Transit franchise expenses represented 63% of transit revenues in the three months ended June 30, 2014, and 60% for the same prior-year period. Billboard property lease expenses represented 31% of billboard revenues in the six months ended June 30, 2014, and 32% in the same prior-year period. Transit franchise expenses represented 65% of transit revenues in the six months ended June 30, 2014, and 63% for the same prior-year period.

Posting, maintenance and other expenses as a percentage of Revenues were 16% in each of the three months ended June 30, 2014 and 2013. Posting, maintenance and other expenses decreased $0.5 million, or 1%, in the three months ended June 30, 2014, compared to the same prior-year period, principally due to lower production and installation costs. Posting, maintenance and other expenses as a percentage of Revenues were 16% in each of the six months ended June 30, 2014 and 2013. Posting, maintenance and other expenses increased $1.9 million, or 2%, in the six months ended June 30, 2014, compared to the same prior-year period, principally due to higher production and installation costs and an increase in property taxes.

Selling, General and Administrative Expenses (“SG&A”)

SG&A expenses represented 17% of Revenues in the three months ended June 30, 2014, and 15% for the same prior-year period. SG&A expenses increased $5.6 million, or 11%, in the three months ended June 30, 2014, compared to the same prior-year period, primarily due to incremental stand-alone costs of $5.2 million and increased compensation-related expenses, partially offset by lower costs associated with our planned conversion to a REIT. SG&A expenses represented 17% of Revenues in the six months ended June 30, 2014, and 15% for the same prior-year period. SG&A expenses increased $13.0 million, or 14%, in the six months ended June 30, 2014, compared to the same prior-year period, primarily due to incremental stand-alone costs of $9.0 million, a higher provision for bad debt relative to last year, which benefited from an improved trend in receivable collections, and increased compensation-related expenses, partially offset by lower costs associated with our planned conversion to a REIT.

Net Gain on Dispositions

Net gain on dispositions was $0.9 million in the six months ended June 30, 2014, and includes a gain of $0.6 million related to the divestiture of a transit shelter operation in the greater Los Angeles area. Net gain on dispositions in the six months ended June 30, 2013, includes a gain of $9.8 million from the disposition of most of our billboards in Salt Lake City in exchange for billboards in New Jersey.

Depreciation

Depreciation increased $0.6 million, or 2.3%, in the three months ended June 30, 2014, compared to the same prior-year period, due primarily to higher depreciation associated with the increased number of digital billboards. Depreciation increased $0.7 million, or 1.3%, in the six months ended June 30, 2014, compared to the same prior-year period, due primarily to higher depreciation associated with the increased number of digital billboards.

Amortization

Amortization decreased $0.1 million in the three months ended June 30, 2014, compared to the same prior-year period, principally driven by lower amortization due to dispositions in 2013. Amortization expense includes the amortization of direct lease acquisition costs of $8.4 million in the three months ended June 30, 2014, and $7.7 million in the same prior-year period. Capitalized direct lease acquisition costs were $8.4 million in the three months ended June 30, 2014, and $7.8 million in the same prior-year period. Amortization decreased $1.1 million, or 2% in the six months ended June 30, 2014, compared to the same prior-year period, principally driven by lower amortization due to dispositions in 2013. Amortization expense includes the amortization of direct lease acquisition costs of $15.4 million in the six months ended June 30, 2014, and $15.5 million in the same prior-year period. Capitalized direct lease acquisition costs were $15.7 million in the six months ended June 30, 2014, and $15.3 million in the same prior-year period.

Interest expense

Interest expense was $18.5 million in the three months ended June 30, 2014, and $31.0 million in the six months ended June 30, 2014. We incurred indebtedness of $1.6 billion on January 31, 2014. (See the “Liquidity and Capital Resources” section of this MD&A.)

Provision for Income Taxes

Our income tax provisions in the three months and six months ended June 30, 2014 and 2013, were calculated on a separate tax return basis, even though our U.S. operating results were included in the consolidated federal, and certain state and local income tax returns of CBS. CBS manages its tax position for the benefit of the entire portfolio of its businesses and, as such, the assumptions, methodologies and calculations made for purposes of determining our tax provision and related tax accounts in the consolidated financial statements herein may differ from those made by CBS and, in addition, are not necessarily reflective of the tax strategies that we would have followed as a separate stand-alone company.

The provision for income taxes was $17.6 million in the three months ended June 30, 2014, and $27.1 million for the same prior-year period, reflecting an effective income tax rate of 44.2% in the three months ended June 30, 2014 and 43.2% for the same prior-year period. The provision for income taxes was $23.5 million in the six months ended June 30, 2014, and $42.0 million for the same prior year period, reflecting an effective income tax rate of 43.9% in the six months ended June 30, 2014 and 43.2% for the same prior-year period. As a result of our REIT conversion, our expected effective tax rate for the second half of 2014 will be substantially lower.

Net income

The following tables are reconciliations of reported results in the three months and six months ended June 30, 2013, to results on a comparable basis to 2014. For a discussion of comparable basis for 2013 adjustments, see the “Key Performance Indicators” section of this MD&A.

	Three Months Ended June 30,
	2013					2014
(in millions, except per share amounts)	Reported	Net Loss on Dispositions (a)	Stand-Alone Costs (b)	Interest Expense (c)	Comparable to 2014	Reported
Revenues	$332.7	$—	$—	$—	$332.7	$334.4
Operating	171.4				171.4	171.6
Selling, general and administrative	49.8		5.2		55.0	55.4
Net loss on dispositions	0.1	(0.1)			—	—
Depreciation	25.9				25.9	26.5
Amortization	22.7				22.7	22.6
Operating income	62.8	0.1	(5.2)	—	57.7	58.3
Interest expense	—			(18.5)	(18.5)	(18.5)
Other expense, net	(0.1)				(0.1)	—
Income before provision for income taxes and equity in earnings of investee companies	62.7	0.1	(5.2)	(18.5)	39.1	39.8
Provision for income taxes	(27.1)	—	2.1	7.3	(17.7)	(17.6)
Equity in earnings of investee companies, net of tax	0.8				0.8	0.2
Net income	$36.4	$0.1	$(3.1)	$(11.2)	$22.2	$22.4
Net income per common share:
Basic	$0.30				$0.19	$0.19
Diluted	$0.30				$0.19	$0.19

Weighted average shares outstanding:
Basic	119.7				119.7	119.7
Diluted	119.9				119.9	119.9

Net income per adjusted weighted average share(d):
Basic					$0.19	$0.19
Diluted					$0.18	$0.19

Adjusted weighted average shares(d):
Basic					120.0	120.0
Diluted					120.2	120.2

(a)	Adjustment to exclude Net loss on dispositions.

(b)	Adjustment to reflect incremental stand-alone costs at 2014 level.

(c)	Adjustment to reflect incremental interest expense at 2014 level.

(d)
Adjusted weighted average shares includes the 23,000,000 shares issued on April 2, 2014, in connection with the IPO and the 97,000,000 shares outstanding after our stock split for basic EPS. (See the “Overview: Our Initial Public Offering” section of this MD&A.) Adjusted weighted average shares for diluted EPS also includes dilutive potential shares from grants of RSUs and PRSUs.

	Six Months Ended June 30,
	2013					2014
(in millions, except per share amounts)	Reported	Net Gain on Dispositions (a)	Stand-Alone Costs (b)	Interest Expense (c)	Comparable to 2014	Reported (e)
Revenues	$611.9	$—	$—	$—	$611.9	$622.3
Operating	333.6				333.6	335.1
Selling, general and administrative	93.0		9.0		102.0	106.0
Net gain on dispositions	(9.7)	9.7			—	(0.9)
Depreciation	51.9				51.9	52.6
Amortization	45.6				45.6	44.5
Operating income	97.5	(9.7)	(9.0)	—	78.8	85.0
Interest expense	(0.1)			(30.9)	(31.0)	(31.0)
Other expense, net	(0.2)				(0.2)	(0.5)
Income before provision for income taxes and equity in earnings of investee companies	97.2	(9.7)	(9.0)	(30.9)	47.6	53.5
Provision for income taxes	(42.0)	4.1	3.7	12.7	(21.5)	(23.5)
Equity in earnings of investee companies, net of tax	1.1				1.1	0.8
Net income	$56.3	$(5.6)	$(5.3)	$(18.2)	$27.2	$30.8
Net income per common share:
Basic	$0.52				$0.25	$0.30
Diluted	$0.52				$0.25	$0.30

Weighted average shares outstanding:
Basic	108.4				108.4	108.4
Diluted	108.6				108.4	108.6

Net income per adjusted weighted average share(d):
Basic					$0.23	$0.26
Diluted					$0.23	$0.26

Adjusted weighted average shares(d):
Basic					120.0	120.0
Diluted					120.2	120.2

(a)	Adjustment to exclude Net gain on dispositions.

(b)	Adjustment to reflect incremental stand-alone costs at 2014 level.

(c)	Adjustment to reflect incremental interest expense at 2014 level.

(d)
Adjusted weighted average shares of 120,000,000 includes the 23,000,000 shares issued on April 2, 2014, in connection with the IPO and the 97,000,000 shares outstanding after our stock split for basic EPS. (See the “Overview: Our Initial Public Offering” section of this MD&A.) Adjusted weighted average shares for diluted EPS also includes dilutive potential shares from grants of RSUs and PRSUs.

(e)	Net income, excluding Net gain on dispositions, net of tax, in the six months ended June 30, 2014, is $30.3 million.

In the three months ended June 30, 2014, Net income was $22.4 million, a decrease of $14 million compared to the same prior-year period, primarily due to the incurrence of after-tax interest expense of $11.2 million and after-tax incremental stand alone costs of $3.1 million in 2014. In the six months ended June 30, 2014, Net income was $30.8 million, a decrease of $25.5 million compared to the same prior-year period, primarily due to the incurrence of after-tax interest expense of $18.2 million in 2014, a $5.6 million after-tax gain on the disposition of most of our billboards in Salt Lake City in 2013 and after-tax incremental stand-alone costs of $5.3 million, partially offset by higher revenues.

Net income in the three months ended June 30, 2014, decreased 1% from net income in the three months ended June 30, 2013, on a comparable basis of $22.2 million, after reflecting the same after-tax interest cost and stand-alone costs as those incurred in the second quarter of 2014. Net income per common share for basic and diluted EPS was $0.19 per share in both the three months ended June 30, 2014 and the three months ended June 30, 2013, on a comparable basis. Net income in the six months ended June 30, 2014, increased 13% over net income in the six months ended June 30, 2013, on a comparable basis of $27.2 million, after excluding the after-tax gain in 2013 and reflecting the same after-tax interest cost and stand-alone costs as those incurred in the first six months of 2014. Net income per adjusted weighted average share for basic and diluted EPS was $0.26 per share in the six months ended June 30, 2014, and Net income per adjusted weighted average share for basic and diluted EPS in the six months ended June 30, 2013, on a comparable basis was $0.23 per share.

Segment Results of Operations

We present Adjusted OIBDA as the primary measure of profit and loss for our operating segments in accordance with Financial Accounting Standards Board (the “FASB”) guidance for segment reporting. (See the “Key Performance Indicators” section of this MD&A.)

The following table presents our Revenues, Adjusted OIBDA, Operating income (loss) and Depreciation and Amortization by segment, in the three months and six months ended June 30, 2014 and 2013.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2014	2013	2014	2013
Revenues:
United States	$291.1	$285.9	$546.1	$531.1
International	43.3	46.8	76.2	80.8
Total revenues	334.4	332.7	622.3	611.9
Foreign currency exchange impact	—	(3.6)	—	(7.1)
Constant dollar revenues(a)	$334.4	$329.1	$622.3	$604.8

Operating income	$58.3	$62.8	$85.0	$97.5
Net gain on dispositions	—	0.1	(0.9)	(9.7)
Depreciation	26.5	(14.0)	52.6	12.0
Amortization	22.6	62.6	44.5	85.5
Stock-based compensation(b)	2.9	1.6	4.7	3.2
Adjusted OIBDA	$110.3	$113.1	$185.9	$188.5

Adjusted OIBDA:
United States	$106.4	$106.5	$186.7	$186.6
International	9.5	11.5	10.6	12.1
Corporate	(5.6)	(4.9)	(11.4)	(10.2)
Total Adjusted OIBDA	$110.3	$113.1	$185.9	$188.5

Operating income (loss):
United States	$64.2	$65.2	$104.2	$113.4
International	2.6	4.1	(3.1)	(2.5)
Corporate	(8.5)	(6.5)	(16.1)	(13.4)
Total operating income	$58.3	$62.8	$85.0	$97.5

(a)	Revenues on a constant dollar basis are calculated as reported revenues excluding the impact of foreign currency exchange rates between periods.

(b)	Stock-based compensation is classified as a Corporate expense.

United States

	Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%
(in millions, except percentages)	2014	2013	Change	2014	2013	Change
Revenues:
Billboard	$211.6	$204.8	3%	$393.8	$383.2	3%
Transit and other	79.5	81.1	(2)	152.3	147.9	3
Total revenues	$291.1	$285.9	2	$546.1	$531.1	3

Same-site revenues(a)	$289.4	$281.2	3	$542.5	$522.4	4
Non-comparable revenues	1.7	4.7	(64)	3.6	8.7	(59)
Total revenues	291.1	285.9	2	546.1	531.1	3
Operating expenses	(145.7)	(144.3)	1	(284.7)	(280.4)	2
SG&A expenses	(39.0)	(35.1)	11	(74.7)	(64.1)	17
Adjusted OIBDA	$106.4	$106.5	—	$186.7	$186.6	—

Operating income	$64.2	$65.2	(2)	$104.2	$113.4	(8)
Net gain on dispositions	—	0.1	*	(0.8)	(9.8)	(92)
Depreciation and amortization	42.2	41.2	2	83.3	83.0	—
Adjusted OIBDA	$106.4	$106.5	—	$186.7	$186.6	—

*	Calculation is not meaningful.

(a)
Same-site revenues are adjusted to exclude revenues attributable to any billboards or transit agreements which were not in place for both periods in their entirety, as a result of new acquisitions, new agreements, divestitures, and non-renewals (“non-comparable revenues”).

Total U.S. revenues increased $5.2 million, or 2%, and U.S. same-site revenues increased $8.2 million, or 3% in the three months ended June 30, 2014, compared to the same prior-year period. Non-comparable revenues primarily reflect the November 2013 sale of our transit shelter operations in the greater Los Angeles area and the April 2014 non-renewal of an unprofitable contract. Total revenue growth was led by increases in the television, healthcare/pharmaceuticals and retail categories. Total U.S. revenues increased $15.0 million, or 3%, and U.S. same-site revenues increased $20.1 million, or 4% in the six months ended June 30, 2014, compared to the same prior-year period. Total revenue growth was led by increases in the healthcare/pharmaceuticals, television and professional services categories. For each of the three months and six months ended June 30, 2014 and 2013, we generated approximately 37% of our U.S. revenues from national advertising campaigns.

Revenues from U.S. billboards increased $6.8 million, or 3%, in the three months ended June 30, 2014, compared to the same prior-year period, reflecting growth in average revenue per display (yield) attributable to the conversion of traditional static billboard displays to digital billboard displays. Revenues from U.S. billboards increased $10.6 million, or 3%, in the six months ended June 30, 2014, compared to the same prior-year period, reflecting growth in average revenue per display (yield) attributable to the conversion of traditional static billboard displays to digital billboard displays.

Transit and other revenues in the U.S. decreased $1.6 million, or 2%, in the three months ended June 30, 2014 compared to the same prior-year period, reflecting the sale of our transit shelter operations in the greater Los Angeles area, the non-renewal of an unprofitable contract, and softer market conditions in national advertising, partially offset by higher revenues from the television industry and local sales in the New York metropolitan area. Transit and other revenues in the U.S. increased $4.4 million, or 3%, in the six months ended June 30, 2014, compared to the same prior-year period, reflecting higher revenues in 2014 from the healthcare/pharmaceuticals and television industries and local sales in the New York metropolitan area, partially offset by lower revenues in 2014 from the beer/liquor industry, the sale of our transit shelter operations in the greater Los Angeles area, the non-renewal of an unprofitable contract and softer market conditions in national advertising.

U.S. operating and SG&A expenses increased $1.4 million and $3.9 million, or 1% and 11%, respectively, in the three months ended June 30, 2014, compared to the same prior-year period, primarily due to incremental stand-alone costs of $2.1 million and increased compensation-related expenses, partially offset by lower transit franchise expenses due to the decrease in transit revenues. U.S. operating and SG&A expenses increased $4.3 million and $10.6 million, or 2% and 17%, respectively, in the six months ended June 30, 2014, compared to the same prior-year period, primarily due to incremental stand-alone costs, a higher provision for bad debt relative to last year, which benefited from an improved trend in receivable collections, increased compensation-related expenses and higher transit franchise expenses due to the increase in transit revenues.

U.S. Adjusted OIBDA decreased $0.1 million in the three months ended June 30, 2014, while the three months ended June 30, 2014, includes $2.1 million of incremental stand-alone costs. Adjusted OIBDA margin of 37% in the three months ended June 30, 2014, was comparable to the same prior-year period. U.S. Adjusted OIBDA increased $0.1 million in the six months ended June 30, 2014, while the six months ended June 30, 2014, includes $2.9 million of incremental stand-alone costs. Adjusted OIBDA margin decreased to 34% in the six months ended June 30, 2014, from 35% in the same prior-year period.

International

				(in constant dollars)(b)					(in constant dollars)(b)
				Three					Six
				Months					Months
	Three Months Ended			Ended		Six Months Ended			Ended
(in millions, except	June 30,		%	June 30,	%	June 30,		%	June 30,	%
percentages)	2014	2013	Change	2013	Change	2014	2013	Change	2013	Change
Revenues:
Billboard	$33.7	$36.6	(8)%	$34.0	(1)	$59.2	$63.5	(7)%	$58.0	2%
Transit and other	9.6	10.2	(6)	9.2	4	17.0	17.3	(2)	15.7	8
Total revenues	$43.3	$46.8	(7)	$43.2	—	$76.2	$80.8	(6)	$73.7	3

Same-site revenues(a)	$43.3	$46.8	(7)			$76.2	$80.8	(6)
Non-comparable revenues	—	—	*			—	—	*
Total revenues	$43.3	$46.8	(7)			$76.2	$80.8	(6)

Canada	$24.5	$24.9	(2)	23.4	5	$41.0	$40.6	1	$37.7	9
Latin America	18.8	21.9	(14)	19.8	(5)	35.2	40.2	(12)	36.0	(2)
Total revenues	43.3	46.8	(7)	43.2	—	76.2	80.8	(6)	73.7	3
Operating expenses	(25.9)	(27.1)	(4)	(24.6)	5	(50.4)	(53.2)	(5)	(48.0)	5
SG&A expenses	(7.9)	(8.2)	(4)	(7.4)	7	(15.2)	(15.5)	(2)	(13.8)	10
Adjusted OIBDA	$9.5	$11.5	(17)	$11.2	(15)	$10.6	$12.1	(12)	$11.9	(11)

Operating income (loss)	$2.6	$4.1	(37)			$(3.1)	$(2.5)	24
Net (gain) loss on dispositions	—	—	*			(0.1)	0.1	*
Depreciation and amortization	6.9	7.4	(7)			13.8	14.5	(5)
Adjusted OIBDA	$9.5	$11.5	(17)			$10.6	$12.1	(12)

*	Calculation is not meaningful.

(a)
Same-site revenues are adjusted to exclude revenues attributable to any billboards or transit agreements which were not in place for both periods in their entirety, as a result of new acquisitions, new agreements, divestitures, and non-renewals (“non-comparable revenues”).

(b)	Revenues on a constant dollar basis are calculated as reported revenues excluding the impact of foreign currency exchange rates between periods.

Total international revenues decreased $3.5 million, or 7%, in the three months ended June 30, 2014, compared to the same prior-year period, reflecting the negative impact of foreign exchange. In constant dollars, total international revenues were comparable to prior year, driven by an increase in Canada of 5%, offset by a decrease in Latin America of 5%. Total international revenues decreased $4.6 million, or 6%, in the six months ended June 30, 2014, compared to the same prior-year period, reflecting the negative impact of foreign exchange. In constant dollars, total international revenues increased 3%, driven by an increase in Canada of 9%, partially offset by a decrease in Latin America of 2%.

International operating expenses decreased $1.2 million, or 4%, in the three months ended June 30, 2014, compared to the same prior-year period, due primarily to the impact of foreign exchange rates, partially offset by an increase in billboard property and transit franchise lease costs in Canada and South America. International SG&A expenses decreased $0.3 million, or 4%, in the three months ended June 30, 2014, compared to the prior-year period, primarily driven by the impact of foreign exchange rate changes. International operating expenses decreased $2.8 million, or 5%, in the six months ended June 30, 2014, compared to the same prior-year period, driven by the impact of foreign exchange rates, partially offset by an increase in billboard property and transit franchise lease costs in Canada and South America. International SG&A expenses decreased $0.3 million, or 2%, compared to the prior-year period, primarily driven by the impact of foreign exchange rate changes, partially offset by the timing of severance payments in 2013.

International Adjusted OIBDA decreased $2.0 million, or 17%, in the three months ended June 30, 2014, compared to the same prior-year period, driven by higher expenses, on a constant dollar basis. In constant dollars, international Adjusted OIBDA decreased $1.7 million in the three months ended June 30, 2014, or 15%, compared to the same prior-year period. International Adjusted OIBDA decreased $1.5 million, or 12%, in the six months ended June 30, 2014, compared to the same prior-year period, driven by the decrease in revenues and higher expenses, both on a constant dollar basis. In constant dollars, international Adjusted OIBDA decreased $1.3 million in the six months ended June 30, 2014, or 11%, compared to the same prior-year period.

Corporate

Corporate expenses primarily include expenses associated with employees who provide centralized services. Corporate expenses, excluding stock-based compensation, were $5.6 million in the three months ended June 30, 2014 and $4.9 million in the same prior-year period, reflecting incremental stand-alone costs of $3.1 million, partially offset by lower costs associated with our planned conversion to a REIT. Corporate expenses, excluding stock-based compensation, were $11.4 million in the six months ended June 30, 2014 and $10.2 million in the same prior-year period, reflecting incremental stand-alone costs of $6.3 million, partially offset by lower costs associated with our planned conversion to a REIT.

Liquidity and Capital Resources

	As of
(in millions, except percentages)	June 30, 2014	December 31, 2013	% Change
Assets:
Cash and cash equivalents	$223.4	$29.8	*%
Receivables, less allowance ($15.3 in 2014 and $15.7 in 2013)	169.6	178.8	(5)
Deferred income tax assets, net	24.6	24.5	—
Prepaid lease and transit franchise costs	96.1	62.7	53
Other prepaid expenses	22.7	15.5	46
Other current assets	14.1	5.9	139
Total current assets	$550.5	$317.2	74
Liabilities:
Accounts payable	$60.4	$80.0	(25)
Accrued compensation	16.4	28.2	(42)
Accrued lease costs	15.7	17.7	(11)
Other accrued expenses	51.5	37.8	36
Deferred revenues	26.3	22.9	15
Other current liabilities	32.8	25.6	28
Total current liabilities	$203.1	$212.2	(4)
Working capital	$347.4	$105.0	*

*	Calculation is not meaningful.

We continually project anticipated cash requirements for our operating, investing and financing needs as well as cash flows generated from operating activities available to meet these needs. Our short-term cash requirements primarily include payments for operating leases, franchise rights, capital expenditures, interest and dividends. Funding for short-term cash needs will come primarily from our cash on hand, operating cash flows and borrowing capacity under our Revolving Credit Facility (as defined below). Additionally, our short-term cash requirements will also include a one-time dividend for our historical earnings and profits (the “E&P Purge”) to be paid relating to our election to be taxed as a REIT. Funding for the E&P Purge will come from $100.0 million retained by us from our IPO proceeds. Following the final payment of the E&P Purge, we will pay to CBS, or CBS will pay to us, as applicable, the difference between the actual cash portion of the distribution and the $100.0 million retained by us.

Our long-term cash needs include principal payments on outstanding indebtedness. Funding for long-term cash needs will come from our cash on hand, operating cash flows, our ability to issue debt and equity securities, and borrowing capacity under our Revolving Credit Facility.

In the six months ended June 30, 2014, we incurred indebtedness of $1.6 billion.

In addition, as part of our growth strategy, we frequently evaluate strategic opportunities to acquire new businesses and assets. Consistent with this strategy, we are currently evaluating a number of potential “tuck-in” acquisitions of privately held companies, which transactions could be funded through cash on hand, additional borrowings, equity or other securities, or some combination thereof. In the second quarter of 2014, we announced an agreement for a “tuck-in” acquisition of advertising structures in the city of Chicago, Illinois, and the surrounding metropolitan area. We expect to complete this transaction in the second half of 2014. In the third quarter of 2014, we announced that we entered into the Purchase Agreement to acquire certain outdoor advertising businesses from Van Wagner for $690.0 million in cash, which we currently intend to finance with cash on hand and proceeds from the issuance of additional long-term debt securities. We expect to complete the Transaction following the satisfaction of all closing conditions, including regulatory approvals.

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

On April 2, 2014, we completed an IPO of 23,000,000 shares of our common stock, including 3,000,000 shares of our common stock sold pursuant to the underwriters’ option to purchase additional shares, at a price of $28.00 per share for total net proceeds, after underwriting discounts and commissions, of $615.0 million. Of the total net proceeds, $515.0 million was transferred to a wholly owned subsidiary of CBS as partial consideration for the contribution of the entities comprising CBS’ Outdoor Americas operating segment to us. The remaining $100.0 million was retained by us and will be used to pay the cash portion of the E&P Purge, which we expect to pay by January 31, 2015. Following the final payment of the E&P Purge, we will pay to CBS, or CBS will pay to us, as applicable, the difference between the actual cash portion of the distribution and the $100.0 million retained by us.

On August 5, 2014, we announced that our board of directors approved a quarterly dividend of $0.37 per share. The dividend is payable on September 30, 2014, to stockholders of record of our common stock on September 9, 2014.

Debt

Long-term debt consists of the following:

	As of
(in millions, except percentages)	June 30, 2014	December 31, 2013
Term loan, due 2021	$798.1	$—
Senior unsecured notes:
5.250% senior unsecured notes, due 2022	400.0	—
5.625% senior unsecured notes, due 2024	400.0	—
Total senior unsecured notes	800.0	—
Total long-term debt	$1,598.1	$—

Weighted average cost of debt	4.2%	—%

	Payments Due by Period
(in millions)	Total	2014	2015-2016	2017-2018	2019 and thereafter
Long-term debt	$1,600.0	$—	$—	$—	$1,600.0
Interest	563.3	52.6	135.7	135.7	239.3
Total	$2,163.3	$52.6	$135.7	$135.7	$1,839.3

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

The Term Loan bears interest at a rate per annum equal to 2.25% plus the greater of the London Interbank Offered Rate (“LIBOR”) or 0.75%. The interest rate on the Term Loan was 3.00% per annum as of June 30, 2014. Interest on the term loan is payable at the end of each LIBOR period, but in no event less frequently than quarterly. The Term Loan was issued at a discount which we are amortizing through Interest expense on the Consolidated Statement of Operations over the life of the Term Loan. As of June 30, 2014, $1.9 million remains unamortized.

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

Pursuant to a registration rights agreement dated January 31, 2014, we and the Borrowers have agreed to use commercially reasonable efforts to cause a registration statement to become effective with the SEC by January 31, 2015, relating to an offer to exchange the Senior Notes for registered Senior Notes having substantially identical terms, or, in certain cases, to register the Senior Notes for resale. If we and the Borrowers do not register or exchange the Senior Notes pursuant to the terms of the registration rights agreement, the Borrowers will be required to pay additional interest to the holders of the Senior Notes under certain circumstances.

Revolving Credit Facility

On January 31, 2014, the Borrowers also entered into a $425.0 million Revolving Credit Facility, which matures in 2019 (the “Revolving Credit Facility”). Borrowing rates under the Revolving Credit Facility are based on LIBOR plus a margin based on our Consolidated Net Secured Leverage Ratio, which is the ratio of (i) our consolidated secured debt (less up to $150.0 million of unrestricted cash) to (ii) our Consolidated EBITDA (as defined in the Credit Agreement) for the trailing four consecutive quarters. Interest on the Revolving Credit Facility is payable at the end of each LIBOR period, but in no event less frequently than quarterly. The commitment fee based on the amount of unused commitments under the Revolving Credit Facility in the six months ended June 30, 2014, was $0.9 million. As of June 30, 2014, there were no outstanding borrowings under the Revolving Credit Facility. In June 2014, we issued a letter of credit of approximately $0.1 million against the Revolving Credit Facility and in July 2014, we issued a letter of credit for $19.3 million against the Revolving Credit Facility in connection with the renewal of a transit franchise agreement. The Revolving Credit Facility is unconditionally guaranteed by us and our material existing and future direct and indirect wholly owned domestic subsidiaries (except the Borrowers), subject to certain exceptions. The Revolving Credit Facility is secured, subject to certain exceptions, by substantially all of the assets of the Borrowers and the guarantors, including a first-priority pledge of all the capital stock of our subsidiaries directly held by the Borrowers and the guarantors under the Revolving Credit Facility.

The Credit Agreement contains certain customary affirmative and negative covenants. As of June 30, 2014, the terms of the Revolving Credit Facility require that we maintain a Maximum Consolidated Net Secured Leverage Ratio of no greater than 3.5 to 1.0. On September 30, 2014, as an entity being taxed as a REIT, we will be required to maintain a Maximum Consolidated Net Secured Leverage Ratio of no greater than 4.0 to 1.0. As of June 30, 2014, our Maximum Consolidated Net Secured Leverage Ratio was 1.6 to 1.0. The Credit Agreement requires, in connection with the incurrence of certain indebtedness, that we maintain a Consolidated Total Leverage Ratio, which is the ratio of our consolidated total debt to our Consolidated EBITDA for the trailing four consecutive quarters, of no greater than 6.0 to 1.0. As of June 30, 2014, our Consolidated Total Leverage Ratio was 3.9 to 1.0.

Letter of Credit Facility

On January 31, 2014, the Borrowers also entered into a letter of credit facility, pursuant to which we may obtain letters of credit from time to time in an aggregate outstanding face amount of up to $80.0 million. After the first year, the letter of credit facility will automatically extend for successive one-year periods unless either the Borrowers or the issuing bank under it elect not to extend it. The letter of credit facility is unconditionally guaranteed by us and our material existing and future direct and indirect wholly owned domestic subsidiaries (except the Borrowers), subject to certain exceptions, and is secured on an equal and ratable basis by the same collateral that secure the Senior Credit Facilities.The fee under the letter of credit facility in the three months and six months ended June 30, 2014, was immaterial.

Deferred Financing Costs

We deferred $29.2 million in fees and expenses associated with the Senior Credit Facilities, Senior Notes and letter of credit facility, which are included in Other current assets and Other Assets on the Consolidated Statement of Financial Position. We are amortizing the deferred fees through Interest expense on the Consolidated Statement of Operations over the term of each debt facility.

Use of Proceeds

On January 31, 2014, we transferred approximately $1.5 billion of the combined proceeds from the Term Loan and the Senior Notes to a wholly owned subsidiary of CBS, which is an amount equal to the net proceeds from the total indebtedness less $50.0 million, which remained with us for general corporate purposes.

Cash Flows

The following table sets forth our cash flows in the six months ended June 30, 2014 and 2013.

	Six Months Ended
	June 30,		%
(in millions, except percentages)	2014	2013	Change
Cash provided by operating activities	$64.8	$69.8	(7)%
Cash used for investing activities	(18.6)	(13.6)	37
Cash provided by (used for) financing activities	147.6	(58.0)	*
Effect of exchange rate changes on cash and cash equivalents	(0.2)	(0.2)	—
Net increase to cash and cash equivalents	$193.6	$(2.0)	*

*	Calculation is not meaningful.

Cash provided by operating activities decreased $5.0 million in the six months ended June 30, 2014, compared to the same prior-year period, principally driven by lower net income, partially offset by interest accrued on the 2014 debt borrowings and the timing of tax payments.

Historically, we have been a part of the consolidated federal and certain state and local income tax returns filed by CBS. Our assumed income tax payments reflected in the Condensed Consolidated Statements of Cash Flows have been prepared as if these amounts were calculated on a separate tax return basis, with us as the taxpayer. Assumed cash payments for income taxes were $28.3 million in the six months ended June 30, 2014. Assumed cash payments for income taxes of $46.5 million in the six months ended June 30, 2013, include operating cash taxes of $51.9 million, offset by excess tax benefits from stock-based compensation of $5.4 million, which are presented as cash flows from financing activities.

Cash used for investing activities increased $5.0 million in the six months ended June 30, 2014, compared to the same prior-year period. In the six months ended June 30, 2014, we incurred $19.1 million in capital expenditures and received $0.5 million in proceeds from dispositions. In the six months ended June 30, 2013, we incurred $14.9 million in capital expenditures and received proceeds from dispositions of $10.9 million, which was partially offset by payments for acquisitions of $9.6 million related to the disposition of most of our billboards in Salt Lake City in exchange for billboards in New Jersey.

The following table presents our capital expenditures in the six months ended June 30, 2014 and 2013.

	Six Months Ended
	June 30,		%
(in millions, except percentages)	2014	2013	Change
Growth	$11.7	$8.6	36%
Maintenance	7.4	6.3	17
Total capital expenditures	$19.1	$14.9	28

Capital expenditures increased $4.2 million, or 28%, in the six months ended June 30, 2014, compared to the same prior-year period, driven by growth in digital billboard displays and increased investments in information technology.

For the full year of 2014, we expect our capital expenditures to be approximately $65.0 million, which will be used primarily for growth in digital billboard displays, as well as to improve the quality or extend the life of our U.S. billboards.

Cash provided by financing activities was $147.6 million in the six months ended June 30, 2014, compared to Cash used for financing activities of $58.0 million in the same prior-year period. In the six months ended June 30, 2014, we retained $100.0 million related to our IPO in the second quarter of 2014, retained $50.0 million related to the incurrence of $1.6 billion of indebtedness on January 31, 2014, received $42.2 million of net capital contributions from CBS and paid dividends of $44.4 million. In the six months ended June 30, 2013, we made a net capital distribution to CBS of $63.4 million, which was partially offset by an excess tax benefit from stock-based compensation of $5.4 million.

Off-Balance Sheet Arrangements

We have indemnification obligations with respect to letters of credit and surety bonds primarily used as security against non-performance in the normal course of business. The outstanding letters of credit and surety bonds approximated $80.9 million as of June 30, 2014, of which $1.2 million was indemnified by CBS, and $78.3 million as of December 31, 2013, all of which was indemnified by CBS, and were not recorded on the Consolidated Statements of Financial Position. In July 2014, we entered into new arrangements with respect to our letters of credit and surety bonds and all of our letters of credit and surety bonds are no longer indemnified by CBS.

Accounting Standards

Adoption of New Accounting Standards

Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists

During the six months ended June 30, 2014, we adopted the FASB’s guidance on the presentation of the reserve for uncertain tax positions when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. This guidance requires the reserve for uncertain tax positions to be presented in the financial statements as a reduction to the deferred tax asset for a tax loss or other tax carryforward that would be applied in the settlement of the uncertain tax position. This guidance did not have a material effect on our consolidated financial statements.

Obligations Resulting from Joint and Several Liability Arrangements

During the six months ended June 30, 2014, we adopted FASB guidance on the recognition, measurement and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date. Under this guidance, we are required to measure our obligations under such arrangements as the sum of the amount we agreed to pay in the arrangement among our co-obligors and any additional amount we expect to pay on behalf of our co-obligors. We are also required to disclose the nature and amount of the obligation. This guidance did not have a material effect on our consolidated financial statements.

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

Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity

In April 2014, the FASB issued guidance on reporting discontinued operations and disclosures of disposals of components of an entity. The new guidance changes the requirements including additional disclosures, for reporting discontinued operations which may include a component of an entity or a group of components of an entity, or a business or nonprofit activity. Under the new guidance, a discontinued operation is defined as a disposal of a component or group of components that is disposed of or is classified as held for sale and represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. This guidance is effective for interim periods and annual periods beginning after December 31, 2014. Early adoption is permitted, but only for disposals that have not been reported in financial statements previously issued or available for issuance. This guidance is not expected to be material to our consolidated financial statements.

Revenue from Contracts with Customers

In May 2014, the FASB issued principles-based guidance addressing revenue recognition issues. The guidance may be applied to all contracts with customers regardless of industry-specific or transaction specific fact patterns. This guidance is to be applied retrospectively and is effective for interim and annual periods beginning after December 15, 2016. Early adoption is not permitted. We are currently evaluating the impact of this guidance on our consolidated financial statements.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

We have made statements in this MD&A and other sections of this Quarterly Report on Form 10-Q that are forward-looking statements within the meaning of the federal securities laws, including the Private Securities Litigation Reform Act of 1995. You can identify forward-looking statements by the use of forward-looking terminology such as “believes,” “expects,” “could,” “would,” “may,” “might,” “will,” “should,” “seeks,” “likely,” “intends,” “plans,” “projects,” “predicts,” “estimates” or “anticipates” or the negative of these words and phrases or similar words or phrases that are predictions of or indicate future events or trends and that do not relate solely to historical matters. You can also identify forward-looking statements by discussions of strategy, plans or intentions relating to the Transaction and any potential benefits of the Transaction, our REIT status, capital resources, portfolio performance and results of operations.

Forward-looking statements involve numerous risks and uncertainties and you should not rely on them as predictions of future events. Forward-looking statements depend on assumptions, data or methods that may be incorrect or imprecise and may not be able to be realized. We do not guarantee that the transactions and events described will happen as described (or that they will happen at all). The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:

•	Declines in advertising and general economic conditions;

•	Competition;

•	Government regulation;

•	Our inability to increase the number of digital advertising displays in our portfolio;

•	Taxes, fees and registration requirements;

•	Our ability to obtain and renew key municipal concessions on favorable terms;

•	Decreased government compensation for the removal of lawful billboards;

•	Content-based restrictions on outdoor advertising;

•	Environmental, health and safety laws and regulations;

•	Seasonal variations;

•	Risks related to future acquisitions and other strategic transactions;

•	The closing conditions of the Transaction, including regulatory approvals, may not be satisfied in the expected timeframe or at all;

•	Integrating the Acquired Business may be more difficult, costly or time consuming than expected and the anticipated benefits and cost savings of the Transaction may not be fully realized;

•	Unknown risks inherent in the Transaction, or certain assumptions with respect to the Acquired Business that may prove to be inaccurate;

•	We expect to incur significant additional indebtedness to finance the Transaction, which may limit our operating flexibility and opportunities;

•	Termination of the Purchase Agreement could negatively impact us and the price of our common stock;

•	Time and resources to comply with rules and regulations as a stand-alone public company;

•	We have and will continue to incur incremental costs as a stand-alone public company;

•	Dependence on our management team and advertising executives;

•	The ability of our board of directors to cause us to issue additional shares of stock without stockholder approval;

•	Certain provisions of Maryland law may limit the ability of a third party to acquire control of us;

•	Our rights and the rights of our stockholders to take action against our directors and officers are limited;

•	We have substantial indebtedness, which could adversely affect our financial condition;

•
The terms of the credit agreement governing the Senior Credit Facilities and the indenture governing the Senior Notes restrict our current and future operations, particularly our ability to incur additional debt that we may need to fund initiatives in response to changes in our business, the industries in which we operate, the economy and governmental regulations;

•	Incurrence of additional debt;

•	Interest rate risk exposure from our variable-rate indebtedness;

•	Hedging transactions;

•	Establishing an operating partnership;

•	Asset impairment charges for goodwill;

•	Diverse risks in our international business;

•	Breach of security measures;

•	We have a limited right to use the CBS mark and logo;

•	The financial information included in our filings with the SEC may not be a reliable indicator of our future results;

•	Cash available for distributions;

•	Legislative, administrative, regulatory or other actions affecting REITs, including positions taken by the IRS;

•	Our failure to qualify, or remain qualified, to be taxed as a REIT;

•	REIT ownership limits;

•	Dividends payable by REITs do not qualify for the reduced tax rates available for some dividends;

•	REIT distribution requirements;

•	Availability of external sources of capital;

•	We may face other tax liabilities that reduce our cash flows;

•	Complying with REIT requirements may cause us to liquidate investments or forgo otherwise attractive opportunities;

•	Our ability to contribute certain contracts to a taxable REIT subsidiary (“TRS”);

•	Our planned use of TRSs may cause us to fail to qualify to be taxed as a REIT;

•	Our ability to hedge effectively;

•	Paying the E&P Purge and/or taxable dividends in common stock and cash;

•	Failure to meet the REIT income tests as a result of receiving non-qualifying rental income;

•	Even if we qualify to be taxed as a REIT, and we sell assets, we could be subject to tax on any unrealized net built-in gains in the assets held before electing to be treated as a REIT;

•	The IRS may deem the gains from sales of our outdoor advertising assets to be subject to a 100% prohibited transaction tax;

•	Our lack of an operating history as a REIT;

•
If the Separation, together with certain related transactions, does not qualify as a transaction that is generally tax-free for U.S. federal income tax purposes, CBS and us could be subject to significant tax liabilities and, in certain circumstances, we could be required to indemnify CBS for material taxes pursuant to indemnification obligations under the tax matters agreement; and

•
We may not be able to engage in desirable strategic or capital-raising transactions following the Separation, and we could be liable for adverse tax consequences resulting from engaging in significant strategic or capital-raising transactions.

While forward-looking statements reflect our good-faith beliefs, they are not guarantees of future performance. All forward-looking statements in this Quarterly Report on Form 10-Q apply as of the date of this report or as of the date they were made and, except as required by applicable law, we disclaim any obligation to publicly update or revise any forward-looking statement to reflect changes in underlying assumptions or factors of new information, data or methods, future events or other changes. For a further discussion of these and other factors that could impact our future results, performance or transactions, see the sections entitled “Risk Factors” in this Quarterly Report on Form 10-Q and in our prospectus filed with the SEC on July 7, 2014. We note these factors for investors as permitted by the Private Securities Litigation Reform Act of 1995. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider any such list to be a complete set of all potential risks or uncertainties.

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

We do not currently use derivatives or other financial instruments to mitigate our exposure to commodity price risk. However, we do enter into contracts with commodity providers to limit our exposure to commodity price fluctuations. For the year ended December 31, 2013, such contracts accounted for 7.8% of our total utility costs. As of June 30, 2014, we have active electricity purchase agreements with fixed contract rates for locations throughout Illinois, New York and Texas, which expire in September 2014, August 2014, and July 2018, respectively.

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

Interest Rate Risk

We are subject to interest rate risk to the extent we have variable-rate debt outstanding including under our Senior Credit Facilities. As of June 30, 2014, we had an $800.0 million variable-rate Term Loan due 2021 outstanding, which has an initial interest rate of 3.0% per year. An increase or decrease of 1/8% in our interest rate on the Term Loan will change our annualized interest expense by approximately $1.0 million. We do not currently use derivatives or other financial instruments to mitigate interest rate risk, although we may do so in the future.

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

Item 1A. Risk Factors.

We have disclosed the risk factors affecting our business, results of operations and financial condition in the section entitled “Risk Factors” in our prospectus filed with the SEC on July 7, 2014. There have been no material changes from the risk factors previously disclosed, other than disclosed below.

Risks Relating to the Transaction

The closing conditions of the Transaction, including regulatory approvals, may not be satisfied in the expected timeframe or at all, which could have an adverse effect on us or the Acquired Business.

The Transaction is subject to certain closing conditions, some of which may be outside of our control. There can be no certainty, nor can we provide any assurance, that these closing conditions will be satisfied or, if satisfied, when they will be satisfied. The inability to satisfy closing conditions could delay or cause us or the Seller to abandon the Transaction, which could have an adverse effect on us or the Acquired Business.

Integrating the Acquired Business may be more difficult, costly or time consuming than expected and the anticipated benefits and cost savings of the transaction may not be fully realized.

The success of the Transaction, including the realization of anticipated benefits and cost savings, will depend, in part, on our ability to successfully combine the Acquired Business with our business. It is possible that the integration process, the alignment of standards, controls, procedures, culture and policies between our business and the Acquired Business or the uncertainty about the effect of the Transaction could result in the loss by us or the Acquired Business of billboard leases, franchises, advertisers or key employees, the disruption of our ongoing businesses or the ongoing business of the Acquired Business, or our inability to fully achieve the anticipated benefits and cost savings of the Transaction on a timely basis, or at all, any of which could have an adverse effect on us or the Acquired Business before or after completion of the Transaction. Further, we may incur greater than anticipated costs and expenditures to integrate the Acquired Business with our business and integration efforts may divert management attention and resources, which could have an adverse effect on us or the Acquired Business before or after completion of the Transaction.

There may be unknown risks inherent in the Transaction, or certain assumptions with respect to the Acquired Business may prove to be inaccurate, which could result in a material adverse effect on our business.

Although we have conducted a due diligence review of the Acquired Business, we may not be aware of all of the risks associated with the Acquired Business and certain of our assumptions with respect to the Acquired Business may prove to be inaccurate. Any discovery of adverse or inaccurate information concerning the Acquired Business could result in unexpected litigation or regulatory exposure, unfavorable accounting treatment, unexpected increases in taxes due, a loss of anticipated tax benefits or other adverse effects on our business, operating results or financial condition. While we are entitled to seek indemnification in certain circumstances, successfully asserting indemnification or enforcing such indemnification could be costly and time consuming or may not be successful at all.

We expect to incur significant additional indebtedness to finance the Transaction, which may limit our operating flexibility and opportunities.

We currently expect to finance the Transaction with cash on hand and the proceeds from the issuance of $640 million aggregate principal amount of debt securities, and, only to the extent necessary, borrowings under the Bridge Facility. If we are unable to issue debt securities, and are forced to borrow under the Bridge Facility, we would be subject to the interest rates and other financial terms for indebtedness incurred pursuant to the Bridge Facility or to replace or refinance any indebtedness incurred under the Bridge Facility, which are generally be less favorable than the capital markets financing arrangements that we contemplate. In addition, the Bridge Facility imposes various covenants and restrictions upon us that would apply in the event we obtained financing under it.

Incurrence of additional indebtedness may have an adverse effect on our financial condition and may limit our ability to obtain financing in the future. Additionally, we will have to dedicate a significant portion of our cash flow from operations to make payments on this indebtedness, thereby reducing the availability of cash flow to fund capital expenditures, to pursue other acquisitions or investments, and for general corporate purposes, and to plan for, or react to, changes in or challenges relating to the economy, our business and our industry. Further, if we fail to realize the expected benefits from the Transaction, it may make it more difficult for us to service our indebtedness in the future, which could adversely affect our business, financial condition or results of operations.

Termination of the Purchase Agreement could negatively impact us and the price of our common stock.

If the Purchase Agreement is terminated, there may be various consequences. For example, our businesses may have been impacted adversely by the failure to pursue other beneficial opportunities due to management’s focus on the Transaction, without realizing any of the anticipated benefits of completing the Transaction. Additionally, if the Purchase Agreement is terminated, the market price of our common stock could decline to the extent that the current market price reflects an assumption that the Transaction will be completed. In addition, we have incurred and will incur substantial expenses in connection with the negotiation and completion of the Transaction. If the Transaction is not completed, we would have recognized these expenses without realizing the expected benefits of the Transaction.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On March 27, 2014, our registration statement on Form S-11 (File No. 333-189643) related to our initial public offering of 20,000,000 shares of our common stock (the “IPO”) was declared effective by the Securities and Exchange Commission (the “SEC”) and on March 28, 2014, we began trading on the New York Stock Exchange. On March 28, 2014, the underwriters (represented by Goldman, Sachs & Co., J.P. Morgan Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Morgan Stanley & Co. LLC) exercised their option to purchase additional shares of our common stock at the IPO price, resulting in the issuance of 3,000,000 additional shares of our common stock. On April 2, 2014, we completed the IPO, and the issuance of shares pursuant to the exercise of the underwriters’ option to purchase additional shares, at a price of $28.00 per share for net proceeds of $615.0 million, after deducting underwriting discounts and commissions of $29.0 million. Of the total net proceeds, $515.0 million was transferred to a wholly owned subsidiary of CBS as partial consideration for the contribution of the entities comprising CBS’s Outdoor Americas operating segment to us. The remaining $100.0 million was retained by us and will be used to pay the cash portion of the distribution to our stockholders of historical earnings and profits (the “E&P Purge”), in accordance with REIT tax requirements, which we expect to pay by January 31, 2015. Following the final payment of the E&P Purge, we will pay to CBS, or CBS will pay to us, as applicable, the difference between the actual cash portion of the distribution and the $100.0 million retained by us.

(in millions, except per share amounts)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Remaining Authorizations
April 1, 2014 through April 30, 2014	—	—	—	—
May 1, 2014 through May 31, 2014	—	—	—	—
June 1, 2014 through June 30, 2014	—	—	—	—
Total	—	—	—	—

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

Date: August 7, 2014

EXHIBIT INDEX

Exhibit Number	Description

2.1
Agreement and Plan of Reorganization, dated as of January 15, 2014, by and among CBS Corporation, CBS Outdoor Americas Inc. and CBS Radio Media Corporation (incorporated herein by reference to Exhibit 2.1 to CBS Outdoor Americas Inc.’s Registration Statement on Form S-11 (File No. 333-189643), filed on January 31, 2014).+

2.2
Master Separation Agreement, dated as of April 2, 2014, by and between CBS Outdoor Americas Inc. and CBS Corporation (incorporated herein by reference to Exhibit 2.1 to CBS Outdoor Americas Inc.’s Current Report on Form 8-K, filed on April 2, 2014).+

2.3
Membership Interest Purchase Agreement, dated as of July 20, 2014, by and among CBS Outdoor Americas Inc., CBS Outdoor LLC, Van Wagner Communications, LLC, Van Wagner Twelve Holdings, LLC and Richard M. Schaps (incorporated herein by reference to Exhibit 2.1 to CBS Outdoor Americas Inc.’s Current Report on Form 8-K, filed on July 21, 2014).+

3.1
Articles of Amendment and Restatement of CBS Outdoor Americas Inc. effective March 28, 2014 (incorporated herein by reference to Exhibit 3.1 to CBS Outdoor Americas Inc.’s Current Report on Form 8-K, filed on April 2, 2014).

3.2
Amended and Restated Bylaws of CBS Outdoor Americas Inc. effective March 28, 2014 (incorporated herein by reference to Exhibit 3.2 to CBS Outdoor Americas Inc.’s Current Report on Form 8-K, filed on April 2, 2014).

4.1
Indenture, dated as of January 31, 2014, by and among CBS Outdoor Americas Capital LLC, CBS Outdoor Americas Capital Corporation, the guarantors named therein and Deutsche Bank Trust Company Americas
 (incorporated herein by reference to Exhibit 4.1 to CBS Outdoor Americas Inc.’s Registration Statement on Form S-11 (File No. 333-189643), filed on January 31, 2014).

4.2
Registration Rights Agreement, dated as of January 31, 2014, by and among CBS Outdoor Americas Capital LLC, CBS Outdoor Americas Capital Corporation, the guarantors named therein and Deutsche Bank Securities Inc., Wells Fargo Securities, LLC and Citigroup Global Markets Inc. (incorporated herein by reference to Exhibit 4.2 to CBS Outdoor Americas Inc.’s Registration Statement on Form S-11 (File No. 333-189643), filed on January 31, 2014).

10.1
Tax Matters Agreement, dated as of April 2, 2014, by and between CBS Outdoor Americas Inc. and CBS Corporation (incorporated herein by reference to Exhibit 10.1 to CBS Outdoor Americas Inc.’s Current Report on Form 8-K, filed on April 2, 2014).

10.2
Transition Services Agreement, dated as of April 2, 2014, by and between CBS Outdoor Americas Inc. and CBS Corporation (incorporated herein by reference to Exhibit 10.2 to CBS Outdoor Americas Inc.’s Current Report on Form 8-K, filed on April 2, 2014).

10.3
Registration Rights Agreement, dated as of April 2, 2014, by and between CBS Outdoor Americas Inc. and CBS Corporation (incorporated herein by reference to Exhibit 10.4 to CBS Outdoor Americas Inc.’s Current Report on Form 8-K, filed on April 2, 2014).

10.4
License Agreement, dated as of April 2, 2014, by and between CBS Outdoor Americas Inc. and CBS Broadcasting Inc. (incorporated herein by reference to Exhibit 10.3 to CBS Outdoor Americas Inc.’s Current Report on Form 8-K, filed on April 2, 2014).

10.5
Form of Director Indemnification Agreement (incorporated herein by reference to Exhibit 10.5 to CBS Outdoor Americas Inc.’s Registration Statement on Form S-11 (File No. 333-189643), filed on February 18, 2014).

10.6
Commitment Letter, dated as of July 20, 2014, between CBS Outdoor Americas Capital LLC, CBS Outdoor Americas Capital Corporation, CBS Outdoor Americas Inc., Wells Fargo Securities, LLC and WF Investment Holdings, LLC (incorporated herein by reference to Exhibit 10.1 to CBS Outdoor Americas Inc.’s Current Report on Form 8-K, filed on July 21, 2014).

10.7
Amended and Restated Transition Services Agreement, dated as of July 16, 2014, by and between CBS Outdoor Americas Inc. and CBS Corporation (incorporated herein by reference to Exhibit 10.1 to CBS Outdoor Americas Inc.’s Current Report on Form 8-K, filed on July 16, 2014).

10.8
Amended and Restated License Agreement, dated as of July 16, 2014, by and between CBS Outdoor Americas Inc. and CBS Broadcasting Inc. (incorporated herein by reference to Exhibit 10.2 to CBS Outdoor Americas Inc.’s Current Report on Form 8-K, filed on July 16, 2014).

Exhibit Number	Description
31.1	Certification of the Chief Executive Officer of CBS Outdoor Americas Inc. pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of CBS Outdoor Americas Inc. pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer of CBS Outdoor Americas Inc. furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002.

32.2	Certification of the Chief Financial Officer of CBS Outdoor Americas Inc. furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Calculation Linkbase

101.DEF*	XBRL Taxonomy Definition Document

101.LAB*	XBRL Taxonomy Label Linkbase

101.PRE*	XBRL Taxonomy Presentation Linkbase

*	XBRL information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

+
Schedules, annexes and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish supplementally to the SEC a copy of any omitted schedule, annex or exhibit upon request.