Form 10-Q
period 2014-09-30
CBS OUTDOOR AMERICAS INC.
filed 2014-11-07
CIK 1579877

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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

As of November 6, 2014, the number of shares outstanding of the registrant’s common stock was 120,010,814.

CBS OUTDOOR AMERICAS INC.
QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2014

PART 1

Item 1.    Financial Statements.

CBS OUTDOOR AMERICAS INC.
Consolidated Statements of Financial Position
(Unaudited)

	As of
(in millions)	September 30, 2014	December 31, 2013
Assets:
Current assets:
Cash and cash equivalents	$272.2	$29.8
Receivables, less allowance ($14.9 in 2014 and $15.7 in 2013)	175.6	178.8
Deferred income tax assets, net	2.0	24.5
Prepaid lease and transit franchise costs	75.9	62.7
Other prepaid expenses	22.7	15.5
Other current assets	12.4	5.9
Total current assets	560.8	317.2
Property and equipment, net (Note 4)	704.4	755.4
Goodwill	1,860.4	1,865.7
Intangible assets (Note 5)	320.1	364.4
Other assets	77.1	52.8
Total assets	$3,522.8	$3,355.5

Liabilities:
Current liabilities:
Accounts payable	$54.3	$80.0
Accrued compensation	28.4	28.2
Accrued interest	28.4	0.1
Accrued lease costs	18.1	17.7
Other accrued expenses	42.6	37.7
Deferred revenues	25.7	22.9
Other current liabilities	40.4	25.6
Total current liabilities	237.9	212.2
Long-term debt (Note 8)	1,598.2	—
Deferred income tax liabilities, net	22.8	288.5
Asset retirement obligation (Note 6)	32.3	31.7
Other liabilities	64.6	68.7
Total liabilities	1,955.8	601.1

Commitments and contingencies (Note 16)

Stockholders’ equity/invested equity (Note 10):
Common stock (2014 - 450.0 shares authorized, and 120.0 shares issued
and outstanding; 2013 - no shares authorized, issued or outstanding)	1.2	—
Additional paid-in capital	1,456.6	—
Retained earnings	188.4	—
Invested capital	—	2,829.5
Accumulated other comprehensive loss	(79.2)	(75.1)
Total stockholders’ equity	1,567.0	—
Total invested equity	—	2,754.4
Total liabilities and stockholders’ equity/invested equity	$3,522.8	$3,355.5
See accompanying notes to unaudited consolidated financial statements.

CBS OUTDOOR AMERICAS INC.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions, except per share amounts)	2014	2013	2014	2013
Revenues:
Billboard	$237.2	$239.1	$690.2	$685.8
Transit and other	99.3	99.1	268.6	264.3
Total revenues	336.5	338.2	958.8	950.1
Expenses:
Operating	177.2	170.9	512.3	504.5
Selling, general and administrative	55.1	53.8	161.1	146.8
Restructuring charges	6.2	—	6.2	—
Acquisition costs	1.4	—	1.4	—
Net gain on dispositions	(0.5)	(0.1)	(1.4)	(9.8)
Depreciation	26.7	26.4	79.3	78.3
Amortization	22.8	22.6	67.3	68.2
Total expenses	288.9	273.6	826.2	788.0
Operating income	47.6	64.6	132.6	162.1
Interest income (expense), net	(26.3)	0.1	(57.3)	—
Other income (expense), net	—	0.2	(0.5)	—
Income before benefit (provision) for income taxes and equity in earnings of investee companies	21.3	64.9	74.8	162.1
Benefit (provision) for income taxes	226.4	(28.5)	202.9	(70.5)
Equity in earnings of investee companies, net of tax	0.6	0.8	1.4	1.9
Net income	$248.3	$37.2	$279.1	$93.5

Net income per common share:
Basic	$2.07	$0.31	$2.49	$0.83
Diluted	$2.06	$0.31	$2.47	$0.83

Weighted average shares outstanding:
Basic	120.0	120.0	112.3	112.3
Diluted	120.7	120.7	112.8	112.8

Dividends declared per common share	$0.37	$—	$0.74	$—

See accompanying notes to unaudited consolidated financial statements.

CBS OUTDOOR AMERICAS INC.
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
(in millions)	2014	2013	2014	2013
Net income	$248.3	$37.2	$279.1	$93.5
Other comprehensive income (loss), net of tax:
Cumulative translation adjustments	(8.2)	(0.1)	(3.1)	(12.3)
Amortization of net actuarial loss	—	0.1	0.2	0.4
Deferred tax rate adjustment	(1.2)	—	(1.2)	—
Total other comprehensive income (loss), net of tax	(9.4)	—	(4.1)	(11.9)
Total comprehensive income	$238.9	$37.2	$275.0	$81.6

See accompanying notes to unaudited consolidated financial statements.

CBS OUTDOOR AMERICAS INC.
Consolidated Statements of Invested Equity/Stockholders’ Equity
(Unaudited)

(in millions, except per share amounts)	Shares of Common Stock	Common Stock ($0.01 per share par value)	Additional Paid-In Capital	Retained Earnings	Invested Capital	Accumulated Other Comprehensive Loss	Treasury Stock, at Cost	Total Invested Equity/ Stockholders’ Equity
Balance as of December 31, 2012	—	$—	$—	$—	$2,909.9	$(66.0)	$—	$2,843.9
Net income	—	—	—	—	93.5	—	—	93.5
Other comprehensive loss	—	—	—	—	—	(11.9)	—	(11.9)
Net distribution to CBS	—	—	—	—	(126.9)	—	—	(126.9)
Balance as of September 30, 2013	—	$—	$—	$—	$2,876.5	$(77.9)	$—	$2,798.6

Balance as of December 31, 2013	—	$—	$—	$—	$2,829.5	$(75.1)	$—	$2,754.4
Net income	—	—	—	278.0	1.1	—	—	279.1
Other comprehensive income	—	—	—	—	—	(4.1)	—	(4.1)
Initial public offering (“IPO”)	23.0	0.2	614.8	—	—	—	—	615.0
Stock-based payments:
Amortization	—	—	9.0	—	—	—	—	9.0
Shares paid for tax withholding for stock-based payments	—	—	—	—	—	—	(0.1)	(0.1)
Retirement of treasury stock	—	—	(0.1)	—	—	—	0.1	—
Conversion to stockholders’ equity (Note 10)	97.0	1.0	2,829.6	—	(2,830.6)	—	—	—
Distribution of debt and IPO proceeds to CBS	—	—	(2,038.8)	—	—	—	—	(2,038.8)
Dividends ($0.74 per share)	—	—	—	(89.6)	—	—	—	(89.6)
Net contribution from CBS	—	—	42.1	—	—	—	—	42.1
Balance as of September 30, 2014	120.0	$1.2	$1,456.6	$188.4	$—	$(79.2)	$—	$1,567.0

See accompanying notes to unaudited consolidated financial statements.

CBS OUTDOOR AMERICAS INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,
(in millions)	2014	2013
Operating activities:
Net income	$279.1	$93.5
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation and amortization	146.6	146.5
Deferred tax (benefit) liability	(246.4)	4.7
Stock-based compensation	10.9	5.8
Provision for doubtful accounts	2.3	0.3
Net gain on dispositions	(1.4)	(9.8)
Equity in earnings of investee companies, net of tax	(1.4)	(1.9)
Distributions from investee companies	3.2	3.9
Amortization of deferred financing costs and debt discount	10.7	—
Change in assets and liabilities, net of investing and financing activities	(19.1)	(64.3)
Net cash flow provided by operating activities	184.5	178.7

Investing activities:
Capital expenditures	(43.6)	(41.5)
Acquisitions	—	(10.7)
Proceeds from dispositions	2.3	11.1
Net cash flow used for investing activities	(41.3)	(41.1)

Financing activities:
Proceeds from IPO	615.0	—
Proceeds from long-term debt borrowings	1,598.0	—
Deferred financing fees	(24.8)	—
Excess tax benefit from stock-based compensation	—	5.5
Distribution of debt and IPO proceeds to CBS	(2,038.8)	—
Net cash contribution from (distribution to) CBS	39.8	(138.6)
Dividends	(88.8)	—
Net cash flow provided by (used for) financing activities	100.4	(133.1)

Effect of exchange rate changes on cash and cash equivalents	(1.2)	(0.6)
Net increase in cash and cash equivalents	242.4	3.9
Cash and cash equivalents at beginning of period	29.8	20.2
Cash and cash equivalents at end of period	$272.2	$24.1

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$31.4	$75.3
Cash paid for interest	$25.6	$—

Non-cash investing and financing activities:
Accrued purchases of property and equipment	$3.5	$1.7

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

On April 16, 2014, CBS received a private letter ruling from the Internal Revenue Service (“IRS”) with respect to certain issues relevant to our ability to qualify as a real estate investment trust (“REIT”). On July 16, 2014, we ceased to be a member of the CBS consolidated tax group and on July 17, 2014, we began operating in a manner that will allow us to qualify as a REIT for U.S. federal income tax purposes for the tax year commencing July 17, 2014, and ending December 31, 2014.

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

On October 1, 2014, we completed our acquisition of certain outdoor advertising businesses (the “Acquired Business”) from Van Wagner Communications, LLC, now known as OA VW LLC (“Van Wagner”), for $690.0 million in cash, plus working capital adjustments (the “Acquisition”). The Acquisition was funded with the net proceeds from the issuance and sale of the New Senior Notes (as defined in Note 18. Subsequent Events) and cash on hand. In the three months and nine months ended September 30, 2014, we recorded $7.6 million of commitment and other fees in Interest expense in the Consolidated Statement of Operations associated with a lender commitment to provide a senior unsecured bridge term loan facility for the purpose of financing the Acquisition in the event we did not complete the offering of the New Senior Notes.

On October 20, 2014, we announced the re-branding of the Company to “OUTFRONT media.” Our common stock will begin trading on the New York Stock Exchange under the symbol “OUT,” and our legal name will change, effective November 20, 2014.

On October 29, 2014, we announced that our board of directors approved a quarterly dividend of $0.37 per share. The dividend is payable on December 15, 2014, to stockholders of record of our common stock on November 18, 2014.

On October 29, 2014, our board of directors approved a special dividend of approximately $547.7 million to our stockholders in connection with our conversion to a REIT. The special dividend is payable on December 31, 2014, to stockholders of record on November 20, 2014. The special dividend is the amount of our accumulated earnings and profits as of July 17, 2014, the date we began operating in a manner that will allow us to qualify as a REIT for U.S. federal income tax purposes (the “E&P Purge”). Stockholders will have the option to elect to receive their special dividend in all cash or all stock. However, the aggregate amount of cash to be distributed will be approximately $109.5 million. As stated in Note 2. Initial Public Offering, a portion ($100.0 million) of the IPO proceeds was retained by us and will be applied to the cash portion of the E&P Purge. CBS will transfer the balance of the cash portion of the E&P Purge (approximately $9.5 million) to us prior to the special dividend to stockholders.

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

CBS OUTDOOR AMERICAS INC.
Notes to Consolidated Financial Statements
(Unaudited)

position, results of operations and cash flows for the periods presented. Certain previously reported amounts have been reclassified to conform with the current presentation. These financial statements should be read in conjunction with the more detailed financial statements and notes thereto, included in our prospectus, filed with the SEC on July 7, 2014.

We have revised the previously reported condensed consolidated Statement of Cash Flows for the nine months ended September 30, 2013. In prior periods, non-cash purchases of property and equipment were previously included within capital expenditures. The revision increased Net cash used in investing activities and increased Net cash provided by operating activities by $13.8 million for the nine months ended September 30, 2013. We do not believe that these misclassifications were material to the previously reported interim or annual financial statements. The above adjustments had no effect on previously reported Statements of Operations, Statements of Financial Position or Statements of Invested Equity/Stockholders' Equity. The impacted prior periods will be revised as they are presented in future filings.

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

Our 2013 financial statements were presented on a “carve-out” basis from CBS’s consolidated financial statements based on the historical results of operations, cash flows, assets and liabilities attributable to its Outdoor Americas operating segment. Management believes that the assumptions and estimates used in the preparation of the underlying consolidated financial statements are reasonable. However, the consolidated financial statements herein do not necessarily reflect what our financial position, results of operations or cash flows would have been if we had been a stand-alone company during the periods presented. As a result, such historical financial information is not necessarily indicative of our future results of operations, financial position or cash flows.

Note 2. Initial Public Offering

On March 27, 2014, our registration statement on Form S-11 related to our IPO of our common stock was declared effective by the SEC and on March 28, 2014, our common stock began trading on the New York Stock Exchange under the symbol “CBSO.” On April 2, 2014, we completed an IPO of 23,000,000 shares of our common stock, including 3,000,000 shares of our common stock sold pursuant to the underwriters’ option to purchase additional shares, at a price of $28.00 per share for total net proceeds, after underwriting discounts and commissions, of $615.0 million. Of the total net proceeds, $515.0 million was transferred to a wholly owned subsidiary of CBS as partial consideration for the contribution of the entities comprising CBS’s Outdoor Americas operating segment to us. The remaining $100.0 million was retained by us and will be applied to the cash portion of the E&P Purge to our stockholders.

Note 3. New Accounting Standards

Adoption of New Accounting Standards

Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists

During the nine months ended September 30, 2014, we adopted the Financial Accounting Standards Board’s (the “FASB’s”) guidance on the presentation of the reserve for uncertain tax positions when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. This guidance requires the reserve for uncertain tax positions to be presented in the financial statements as a reduction to the deferred tax asset for a tax loss or other tax carryforward that would be applied in the settlement of the uncertain tax position. This guidance did not have a material effect on our consolidated financial statements.

Obligations Resulting from Joint and Several Liability Arrangements

During the nine months ended September 30, 2014, we adopted FASB guidance on the recognition, measurement and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date. Under this guidance, we are required to measure our obligations under such arrangements as the sum

CBS OUTDOOR AMERICAS INC.
Notes to Consolidated Financial Statements
(Unaudited)

of the amount we agreed to pay in the arrangement among our co-obligors and any additional amount we expect to pay on behalf of our co-obligors. We are also required to disclose the nature and amount of the obligation. This guidance did not have a material effect on our consolidated financial statements.

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

Note 4. Property and Equipment

The table below presents the balances of major classes of assets and accumulated depreciation.

		As of
(in millions)	Estimated Useful Lives	September 30, 2014	December 31, 2013
Land		$88.4	$88.6
Building and improvements	20 to 40 years	47.5	45.0
Advertising structures	5 to 20 years	1,662.4	1,662.3
Furniture, equipment and other	3 to 10 years	76.1	77.2
Construction in progress		15.7	18.9
		1,890.1	1,892.0
Less: accumulated depreciation		1,185.7	1,136.6
Property and equipment, net		$704.4	$755.4

Depreciation expense was $26.7 million for the three months ended September 30, 2014, and $26.4 million for the three months ended September 30, 2013. Depreciation expense was $79.3 million for the nine months ended September 30, 2014, and $78.3 million for the nine months ended September 30, 2013.

CBS OUTDOOR AMERICAS INC.
Notes to Consolidated Financial Statements
(Unaudited)

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

Our identifiable intangible assets consist of the following:

(in millions)	Gross	Accumulated Amortization	Net
As of September 30, 2014:
Permits and leasehold agreements	$876.0	$(681.0)	$195.0
Franchise agreements	442.1	(317.9)	124.2
Other intangible assets	2.1	(1.2)	0.9
Total intangible assets	$1,320.2	$(1,000.1)	$320.1

As of December 31, 2013:
Permits and leasehold agreements	$880.6	$(659.0)	$221.6
Franchise agreements	462.4	(320.7)	141.7
Other intangible assets	2.1	(1.0)	1.1
Total intangible assets	$1,345.1	$(980.7)	$364.4

All of our intangible assets, except goodwill, are subject to amortization. Amortization expense was $22.8 million for the three months ended September 30, 2014, and $22.6 million for the three months ended September 30, 2013, which includes the amortization of direct lease acquisition costs of $8.8 million for the three months ended September 30, 2014, and $7.2 million for the three months ended September 30, 2013. Amortization expense was $67.3 million for the nine months ended September 30, 2014, and $68.2 million for the nine months ended September 30, 2013, which includes the amortization of direct lease acquisition costs of $24.2 million for the nine months ended September 30, 2014, and $22.7 million for the nine months ended September 30, 2013. Direct lease acquisition costs are amortized on a straight-line basis over the related customer lease term, which generally ranges from four weeks to one year.

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

(in millions)
As of December 31, 2013	$31.7
Accretion expense	1.7
Additions	0.2
Liabilities settled	(0.8)
Foreign currency translation adjustments	(0.5)
As of September 30, 2014	$32.3

CBS OUTDOOR AMERICAS INC.
Notes to Consolidated Financial Statements
(Unaudited)

Note 7. Related Party Transactions

CBS Corporation

Our financial statements as of and for the nine months ended September 30, 2014, include charges from CBS for services, such as tax, internal audit, cash management, insurance, technology systems and other services. In addition, prior to 2014, CBS provided benefits to our employees, including certain post-employment benefits, medical, dental, life and disability insurance and participation in a 401(k) savings plan. Charges for these services and benefits are reflected in the consolidated financial statements based on the specific identification of costs, assets and liabilities or based on various allocation methods, including factors such as headcount, time and effort spent on matters relating to us, and the number of CBS operating entities benefiting from such services. Charges for these services and benefits have been included in Selling, general and administrative expenses in the accompanying Consolidated Statements of Operations and totaled $0.3 million in the three months ended September 30, 2014, and $18.0 million in the same prior-year period. Charges for these services and benefits totaled $9.5 million in the nine months ended September 30, 2014, and $48.7 million in the same prior-year period. Also included in these charges are professional fees associated with our planned election to be taxed as a REIT. Our expenses as a stand-alone company may be different from those reflected in the Consolidated Statements of Operations prior to the IPO. Effective January 1, 2014, our employees began participating in employee benefit plans maintained by us. As a result, there were no benefits provided by CBS in the nine months ended September 30, 2014. In addition, during 2014, certain other services previously provided by CBS have been transitioned to us.

As of September 30, 2014, receivables from CBS were $0.3 million and payables to CBS were $1.0 million, which were included in Other current assets and Other current liabilities, respectively, on our Consolidated Statement of Financial Position. As of December 31, 2013, there were no receivables or payables from CBS on our Consolidated Statement of Financial Position.

On April 2, 2014, we entered into a transition services agreement with CBS, pursuant to which CBS will temporarily provide us with certain services (including legal, finance, information technology, insurance, tax and employment functions), and we will provide certain limited services to CBS. Also on April 2, 2014, we entered into a license agreement with a wholly owned subsidiary of CBS, pursuant to which we have the right to use “CBS” in the corporate names of the Company and our subsidiaries and have the right to use the “CBS” mark and logo on our advertising billboards. On July 16, 2014, we amended the transition services agreement to extend the time periods in which CBS will provide the transition services described above to January 16, 2015 or to July 16, 2015, as applicable depending on the services being provided. Also on July 16, 2014, we amended the license agreement to extend the time period in which we have the right to use “CBS” in the corporate names of the Company and our subsidiaries to December 31, 2014, and have the right to use the “CBS” mark and logo on our advertising displays to March 31, 2016. On October 20, 2014, we announced the re-branding of the Company to “OUTFRONT media.” Our common stock will begin trading on the New York Stock Exchange under the symbol “OUT,” and our legal name will change, effective November 20, 2014.

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

For advertising spending placed by CBS and its subsidiaries, we recognized total revenues of $7.5 million, of which $0.7 million was before the Separation, for the three months ended September 30, 2014, and $7.3 million for the same prior-year period. For the nine months ended September 30, 2014, we recognized total revenues of $14.5 million, of which $7.7 million was before the Separation, related to advertising spending placed by CBS and its subsidiaries and $12.3 million for the same prior-year period.

On July 16, 2014, CBS completed the Separation and as a result of this transaction, CBS and their affiliates ceased to be related parties.

CBS OUTDOOR AMERICAS INC.
Notes to Consolidated Financial Statements
(Unaudited)

Other Related Parties

Viacom Inc. is controlled by National Amusements, Inc., the controlling stockholder of CBS. On July 16, 2014, CBS completed the Separation and as a result of this transaction, Viacom Inc. ceased to be a related party. Revenues recognized for advertising spending placed by various subsidiaries of Viacom Inc. were $2.4 million, of which $0.7 million was before the Separation, for the three months ended September 30, 2014, and $0.6 million for the same prior-year period. For the nine months ended September 30, 2014, we recognized total revenues of $6.0 million, of which $4.3 million was before the Separation, for advertising spending placed by various subsidiaries of Viacom and $5.6 million for the same prior-year period.

We have a 50% ownership interest in two joint ventures that operate transit shelters in Los Angeles and Vancouver. These ventures are accounted for as equity investments. These investments totaled $22.6 million as of September 30, 2014, and $24.1 million as of December 31, 2013, and are included in Other assets on the Consolidated Statements of Financial Position. We provide sales and management services to these joint ventures.

Note 8. Long-Term Debt

Long-term debt consists of the following:

	As of
(in millions, except percentages)	September 30, 2014	December 31, 2013
Term loan, due 2021	$798.2	$—
Senior unsecured notes:
5.250% senior unsecured notes, due 2022	400.0	—
5.625% senior unsecured notes, due 2024	400.0	—
Total senior unsecured notes	800.0	—
Total long-term debt	$1,598.2	$—

Weighted average cost of debt	4.2%	—%

Term Loan

On January 31, 2014, two of our wholly owned subsidiaries, CBS Outdoor Americas Capital LLC (“Capital LLC”) and CBS Outdoor Americas Capital Corporation (“Finance Corp,” and together with Capital LLC, the “Borrowers”), borrowed $800.0 million under a term loan due in 2021 (the “Term Loan,” together with the Revolving Credit Facility (as defined below), the “Senior Credit Facilities”). The Senior Credit Facilities are governed by a credit agreement, dated as of January 31, 2014 (the “Credit Agreement”). The Term Loan is unconditionally guaranteed by us and our material existing and future direct and indirect wholly owned domestic subsidiaries (except the Borrowers), subject to certain exceptions. The Term Loan is secured, subject to certain exceptions, by substantially all of the assets of the Borrowers and the guarantors, including a first-priority pledge of all the capital stock of our subsidiaries directly held by the Borrowers and the guarantors under the Term Loan.

The Term Loan bears interest at a rate per annum equal to 2.25% plus the greater of the London Interbank Offered Rate (“LIBOR”) or 0.75%. The interest rate on the Term Loan was 3.00% per annum as of September 30, 2014. Interest on the term loan is payable at the end of each LIBOR period, but in no event less frequently than quarterly. The Term Loan was issued at a discount which we are amortizing through Interest expense on the Consolidated Statement of Operations over the life of the Term Loan. As of September 30, 2014, $1.8 million remains unamortized.

Senior Unsecured Notes

On January 31, 2014, the Borrowers issued $400.0 million aggregate principal amount of 5.250% Senior Unsecured Notes due 2022 and $400.0 million aggregate principal amount of 5.625% Senior Unsecured Notes due 2024 (together, the “Senior Notes”) in a private placement. The Senior Notes are fully and unconditionally guaranteed on a senior unsecured basis by the Company and each of its direct and indirect wholly owned domestic subsidiaries that guarantee the Senior Credit Facilities. Interest on the Senior Notes is payable on May 15 and November 15 of each year.

CBS OUTDOOR AMERICAS INC.
Notes to Consolidated Financial Statements
(Unaudited)

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

Pursuant to a registration rights agreement dated January 31, 2014, we and the Borrowers have agreed to use commercially reasonable efforts to cause a registration statement to become effective with the SEC by January 31, 2015, related to an offer to exchange the Senior Notes for registered Senior Notes having substantially identical terms, or, in certain cases, to register the Senior Notes for resale. If we and the Borrowers do not register or exchange the Senior Notes pursuant to the terms of the registration rights agreement, the Borrowers will be required to pay additional interest to the holders of the Senior Notes under certain circumstances.

Revolving Credit Facility

On January 31, 2014, the Borrowers also entered into a $425.0 million Revolving Credit Facility, which matures in 2019 (the “Revolving Credit Facility”). Borrowing rates under the Revolving Credit Facility are based on LIBOR plus a margin based on our Consolidated Net Secured Leverage Ratio, which is the ratio of (i) our consolidated secured debt (less up to $150.0 million of unrestricted cash) to (ii) our Consolidated EBITDA (as defined in the Credit Agreement) for the trailing four consecutive quarters. Interest on the Revolving Credit Facility is payable at the end of each LIBOR period, but in no event less frequently than quarterly. The commitment fee based on the amount of unused commitments under the Revolving Credit Facility in the nine months ended September 30, 2014, was $1.4 million. As of September 30, 2014, there were no outstanding borrowings under the Revolving Credit Facility. As of September 30, 2014, we had issued letters of credit totaling approximately $20.5 million against the Revolving Credit Facility. The Revolving Credit Facility is unconditionally guaranteed by us and our material existing and future direct and indirect wholly owned domestic subsidiaries (except the Borrowers), subject to certain exceptions. The Revolving Credit Facility is secured, subject to certain exceptions, by substantially all of the assets of the Borrowers and the guarantors, including a first-priority pledge of all the capital stock of our subsidiaries directly held by the Borrowers and the guarantors under the Revolving Credit Facility.

The Credit Agreement contains certain customary affirmative and negative covenants. As of September 30, 2014, the terms of the Revolving Credit Facility require that as an entity being taxed as a REIT, we are required to maintain a Maximum Consolidated Net Secured Leverage Ratio of no greater than 4.0 to 1.0. As of September 30, 2014, our Maximum Consolidated Net Secured Leverage Ratio was 1.6 to 1.0. The Credit Agreement requires, in connection with the incurrence of certain indebtedness, that we maintain a Consolidated Total Leverage Ratio, which is the ratio of our consolidated total debt to our Consolidated EBITDA for the trailing four consecutive quarters, of no greater than 6.0 to 1.0. As of September 30, 2014, our Consolidated Total Leverage Ratio was 3.9 to 1.0.

Letter of Credit Facility

On January 31, 2014, the Borrowers also entered into a letter of credit facility, pursuant to which we may obtain letters of credit from time to time in an aggregate outstanding face amount of up to $80.0 million. After the first year, the letter of credit facility will automatically extend for successive one-year periods unless either the Borrowers or the issuing bank under it elect not to extend it. The letter of credit facility is unconditionally guaranteed by us and our material existing and future direct and indirect wholly owned domestic subsidiaries (except the Borrowers), subject to certain exceptions, and is secured on an equal and ratable basis by the same collateral that secures the Senior Credit Facilities. The fee under the letter of credit facility in the nine months ended September 30, 2014, was immaterial. On October 1, 2014, we issued letters of credit totaling approximately $10.2 million related to operations of the Acquired Business against the letter of credit facility.

Deferred Financing Costs

We deferred $29.3 million in fees and expenses associated with the Senior Credit Facilities, Senior Notes and letter of credit facility. We are amortizing the deferred fees through Interest expense on the Consolidated Statement of Operations over the term of each debt facility.

CBS OUTDOOR AMERICAS INC.
Notes to Consolidated Financial Statements
(Unaudited)

Use of Proceeds

On January 31, 2014, we transferred approximately $1.5 billion of the combined proceeds from the Term Loan and the Senior Notes to a wholly owned subsidiary of CBS, which is an amount equal to the net proceeds from the total indebtedness less $50.0 million, which remained with us for general corporate purposes.

Fair Value

Under the fair value hierarchy, observable inputs such as unadjusted quoted prices in active markets for identical assets or liabilities are defined as Level 1; observable inputs other than quoted prices included within Level 1 that are either directly or indirectly observable for the asset or liability are defined as Level 2; and unobservable inputs for the asset or liability are defined as Level 3. The aggregate fair value of our debt, which is estimated based on quoted market prices of similar liabilities, was approximately $1.6 billion as of September 30, 2014. The fair value of our debt is classified as Level 2.

Note 9. Accumulated Other Comprehensive Income

(in millions)	Cumulative Translation Adjustments	Net Actuarial Gain (Loss)	Accumulated Other Comprehensive Income (Loss)
As of December 31, 2013	$(69.2)	$(5.9)	$(75.1)
Other comprehensive income before reclassifications	(3.1)	—	(3.1)
Amortization of actuarial losses reclassified to net income	—	0.2	0.2
Deferred tax rate adjustment	—	(1.2)	(1.2)
Total other comprehensive income, net of tax	(3.1)	(1.0)	(4.1)
As of September 30, 2014	$(72.3)	$(6.9)	$(79.2)

As of December 31, 2012	$(54.3)	$(11.7)	$(66.0)
Other comprehensive income before reclassifications	(12.3)	—	(12.3)
Amortization of actuarial losses reclassified to net income	—	0.4	0.4
Total other comprehensive income (loss), net of tax	(12.3)	0.4	(11.9)
As of September 30, 2013	$(66.6)	$(11.3)	$(77.9)

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

As of September 30, 2014, 450,000,000 shares of our common stock, par value $0.01 per share, were authorized; 120,010,462 shares were issued and outstanding; and 50,000,000 shares of our preferred stock, par value $0.01 per share, were authorized with no shares issued and outstanding.

On October 29, 2014, our board of directors approved a special dividend of approximately $547.7 million to our stockholders in connection with our conversion to a REIT. The special dividend is payable on December 31, 2014, to stockholders of record as of November 20, 2014. The special dividend is the E&P Purge. Stockholders will have the option to elect to receive their special dividend in all cash or all stock. However, the aggregate amount of cash to be distributed will be approximately $109.5

CBS OUTDOOR AMERICAS INC.
Notes to Consolidated Financial Statements
(Unaudited)

million. As stated in Note 2. Initial Public Offering, a portion ($100.0 million) of the IPO proceeds was retained by us and will be applied to the cash portion of the E&P Purge. CBS will transfer the balance of the cash portion of the E&P Purge (approximately $9.5 million) to us prior to the special dividend to stockholders.

Note 11. Restructuring Charges

In the third quarter of 2014, we recorded a restructuring charge of $6.2 million associated with a management reorganization resulting in the departure of Wally Kelly, President and Chief Operating Officer, from the Company. The restructuring charge is comprised of severance charges, including stock-based compensation of $3.5 million. As of September 30, 2014, a restructuring reserve of $2.5 million is included in Other current liabilities in the Consolidating Statement of Financial Position.

Note 12. Stock-Based Compensation

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

The following table summarizes our stock-based compensation expense for the three months and nine months ended September 30, 2014 and 2013.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2014	2013	2014	2013
RSUs and PRSUs	$4.7	$2.5	$9.0	$5.4
Stock options	1.5	0.1	1.9	0.4
Stock-based compensation expense, before income taxes	6.2	2.6	10.9	5.8
Tax benefit	(0.7)	(1.1)	(2.8)	(2.4)
Stock-based compensation expense, net of tax	$5.5	$1.5	$8.1	$3.4

As of September 30, 2014, total unrecognized compensation cost related to non-vested RSUs and PRSUs was $20.6 million, which is expected to be recognized over a weighted average period of 2.9 years, and total unrecognized compensation cost related to non-vested stock options was $0.9 million, which is expected to be recognized over a weighted average period of 2.6 years.

CBS OUTDOOR AMERICAS INC.
Notes to Consolidated Financial Statements
(Unaudited)

RSUs and PRSUs

On March 27, 2014, 256,172 non-vested CBS RSUs held by our employees were converted into 561,021 non-vested Outdoor RSUs. The number of RSUs was converted at a ratio of approximately 2.2 to 1.0 to preserve the fair value of the awards both before and after conversion.

The following table summarizes the activity of the RSUs and PRSUs issued to our employees.

	CBS RSUs		Outdoor RSUs
	Activity	Weighted Average Per Share Grant Date Fair Market Value	Activity	Weighted Average Per Share Grant Date Fair Market Value	RSU and PRSU Dividend Equivalents
Non-vested as of December 31, 2013	472,490	$32.09
Employee transfers and grants	11,875	34.66
Vested	(157,723)	22.51
Forfeited	(2,909)	37.67
Non-vested before conversion	323,733	36.80
CBS RSUs converted to Outdoor RSUs	(256,172)	37.77
Non-vested Outdoor RSUs converted from CBS RSUs			561,021	$17.24
Non-vested CBS RSUs not converted to Outdoor RSUs(a)	67,561	33.16
Granted:
RSUs			478,311	29.59
PRSUs			168,468	29.70
Dividend equivalents					10,032
Vested:
RSUs	(67,561)	33.16	(5,848)	25.91
PRSUs			(6,955)	25.88
Forfeitures:
RSUs			(27,965)	24.39
PRSUs			(15,289)	26.39
Dividend equivalents					(2)
Non-vested as of September 30, 2014	—	—	1,151,743	23.78	10,030

(a)	Reflects CBS RSUs which vested in April 2014.

Stock Options

On July 16, 2014, 219,741 outstanding CBS stock options held by our active employees were converted into 409,207 Outdoor Options. Vested outstanding CBS stock options held by former employees of the Company were not converted into Outdoor Options. The CBS stock options were converted at a ratio of approximately 1.9 to 1.0 to preserve the intrinsic value of the award at the time of conversion.

CBS OUTDOOR AMERICAS INC.
Notes to Consolidated Financial Statements
(Unaudited)

The following table summarizes the activity of CBS’ stock options issued to our employees.

	CBS Stock Options	CBS Weighted Average Exercise Price	Outdoor Stock Options	Outdoor Weighted Average Exercise Price
Outstanding as of December 31, 2013	399,581	$29.30
Exercised	(123,260)	22.04
Forfeited or expired	(38,523)	30.75
CBS stock options converted to Outdoor stock options	(219,741)	33.27
Outstanding Outdoor stock options converted from CBS stock options			409,207	$17.87
Exercised			(2,426)	14.71
Forfeited or expired			(16,170)	23.08
Outstanding as of September 30, 2014	18,057	27.38	390,611	17.67

Exercisable as of September 30, 2014	18,057	27.38	166,234	12.29

Note 13. Retirement Benefits

The following table presents the components of net periodic pension cost and amounts recognized in other comprehensive income (loss) for our pension plans:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2014	2013	2014	2013
Components of net periodic pension cost:
Service cost	$0.4	$0.4	$1.1	$1.3
Interest cost	0.8	0.5	1.9	1.5
Expected return on plan assets	(0.8)	(0.6)	(2.1)	(1.8)
Amortization of actuarial losses(a)	0.1	0.3	0.3	0.8
Net periodic pension cost	$0.5	$0.6	$1.2	$1.8

(a)	Reflects amounts reclassified from accumulated other comprehensive income (loss) to net income.

In the nine months ended September 30, 2014, we contributed $1.9 million to our pension plans. In 2014, we expect to contribute approximately $2.0 million to our pension plans.

Note 14. Income Taxes

On July 16, 2014, we ceased to be a member of the CBS consolidated tax group and on July 17, 2014, we began operating in a manner that will allow us to qualify as a REIT for U.S. federal income tax purposes for the tax year commencing July 17, 2014, and ending December 31, 2014. In the third quarter of 2014, as a result of our REIT conversion, substantially all Deferred income tax liabilities, net, was reversed into Net income via a non-cash benefit of approximately $232.3 million. As a result of our REIT conversion, our expected effective tax rate for the second half of 2014 will be substantially lower than previous periods. Prior to July 17, 2014 our U.S. operating results were included in consolidated federal, and certain state and local income tax returns filed by CBS. The income tax expense reflected in the Consolidated Statements of Operations, deferred tax assets and liabilities included in the Consolidated Statements of Financial Position and income tax payments reflected in the Condensed Consolidated Statements of Cash Flows were prepared as if these amounts were calculated on a separate tax return basis for us. We believe that the assumptions and estimates used to determine these tax amounts were reasonable. However, the consolidated financial statements herein may not necessarily reflect our income tax expense or tax payments, or what our tax amounts would have been if we had been a stand-alone company during the periods prior to July 17, 2014.

CBS OUTDOOR AMERICAS INC.
Notes to Consolidated Financial Statements
(Unaudited)

As a REIT, we must distribute to our stockholders, for the tax year commencing July 17, 2014, and ending December 31, 2014, at least 90% of our REIT taxable income, determined without regard to the deduction for dividends paid and excluding net capital gain. To the extent that we satisfy the 90% distribution requirement, but distribute less than 100% of our taxable income, we will be subject to U.S. federal corporate income tax on the undistributed income. In addition, we are subject to a 4% nondeductible excise tax on the amount, if any, by which our distributions in any calendar year are less than a minimum amount specified under U.S. federal income tax laws. We intend to distribute net income to our stockholders in a manner to satisfy the REIT 90% distribution requirement and to avoid the 4% nondeductible excise tax.

On September 30, 2014, we distributed a quarterly dividend of $0.37 per share, which we anticipate will be taxed as ordinary income by our stockholders.

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

Excluding the non-cash benefit recorded as a result of our REIT conversion in 2014, the effective income tax rate was 27.7% in the three months ended September 30, 2014, and 43.9% in the three months ended September 30, 2013. Excluding the non-cash benefit recorded as a result of our REIT conversion in 2014, the effective income tax rate was 39.3% in the nine months ended September 30, 2014, and 43.5% in the nine months ended September 30, 2013.

The difference between income taxes expected at the U.S. federal statutory income tax rate of 35% and the provision for income taxes is summarized as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2014	2013	2014	2013
Taxes on income at U.S. statutory rate	$2.5	$22.7	$21.2	$56.7
State and local taxes, net of federal tax benefit	0.9	4.0	4.2	9.9
Effect of foreign operations	1.0	0.7	2.2	1.7
Reversal of deferred tax liability	(232.3)	—	(232.3)	—
Other, net	1.5	1.1	1.8	2.2
Provision for income taxes	$(226.4)	$28.5	$(202.9)	$70.5

The following table sets forth the change in the reserve for uncertain tax positions, excluding related accrued interest and penalties.

(in millions)
As of December 31, 2013	$4.0
Additions for current year tax positions	0.1
Reductions for prior year tax positions	(2.9)
As of September 30, 2014	$1.2

Reductions for prior year tax positions includes $2.1 million of liabilities which were transferred to CBS pursuant to our tax matters agreement. The reduction in this liability did not impact our provision for income taxes during the period. The reserve for uncertain tax positions of $1.2 million as of September 30, 2014, includes $0.8 million which would affect our effective income tax rate if and when recognized in future years.

CBS OUTDOOR AMERICAS INC.
Notes to Consolidated Financial Statements
(Unaudited)

Note 15. Earnings Per Share (“EPS”)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2014	2013	2014	2013
Net income	$248.3	$37.2	$279.1	$93.5

Weighted average shares for basic EPS	120.0	120.0	112.3	112.3
Dilutive potential shares from grants of RSUs, PRSUs and stock options(a)	0.7	0.7	0.5	0.5
Weighted average shares for diluted EPS	120.7	120.7	112.8	112.8

(a)	The potential impact of an aggregate 0.1 million granted RSUs, PRSUs and stock options for each of the three months and nine months ended September 30, 2014, was antidilutive.

Note 16. Commitments and Contingencies

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

Letters of Credit

We have indemnification obligations with respect to letters of credit and surety bonds primarily used as security against non-performance in the normal course of business. The outstanding letters of credit and surety bonds approximated $99.3 million as of September 30, 2014, of which none was indemnified by CBS, and $78.3 million as of December 31, 2013, all of which was indemnified by CBS, and were not recorded on the Consolidated Statements of Financial Position.

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

CBS OUTDOOR AMERICAS INC.
Notes to Consolidated Financial Statements
(Unaudited)

Note 17. Segment Information

The following tables set forth our financial performance by segment. We manage our operations through two segments—U.S. and International.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2014	2013	2014	2013
Revenues:
U.S.	$296.3	$296.5	$842.4	$827.6
International	40.2	41.7	116.4	122.5
Total revenues	$336.5	$338.2	$958.8	$950.1

We present Operating income (loss) before Depreciation, Amortization, Net gain (loss) on dispositions, Stock-based compensation, Restructuring charges and Acquisition costs (“Adjusted OIBDA”) as the primary measure of profit and loss for our operating segments in accordance with FASB guidance for segment reporting.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2014	2013	2014	2013
Net income	$248.3	$37.2	$279.1	$93.5
(Benefit) provision for income taxes	(226.4)	28.5	(202.9)	70.5
Equity in earnings of investee companies, net of tax	(0.6)	(0.8)	(1.4)	(1.9)
Interest expense (income), net	26.3	(0.1)	57.3	—
Other (income) expense, net	—	(0.2)	0.5	—
Operating income	47.6	64.6	132.6	162.1
Restructuring charges(a)	6.2	—	6.2	—
Acquisition costs(a)	1.4	—	1.4	—
Net gain on dispositions	(0.5)	(0.1)	(1.4)	(9.8)
Depreciation and amortization	49.5	49.0	146.6	146.5
Stock-based compensation(a)	2.7	2.6	7.4	5.8
Total Adjusted OIBDA	$106.9	$116.1	$292.8	$304.6

Adjusted OIBDA:
U.S.	$106.3	$113.6	$293.0	$300.2
International	6.3	7.9	16.9	20.0
Corporate	(5.7)	(5.4)	(17.1)	(15.6)
Total Adjusted OIBDA	$106.9	$116.1	$292.8	$304.6

(a)	Restructuring charges (including stock-based compensation of $3.5 million), costs related to the Acquisition and stock-based compensation are classified as Corporate expense.

CBS OUTDOOR AMERICAS INC.
Notes to Consolidated Financial Statements
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2014	2013	2014	2013
Operating income (loss):
U.S.	$64.3	$72.0	$168.5	$185.4
International	(0.7)	0.6	(3.8)	(1.9)
Corporate	(16.0)	(8.0)	(32.1)	(21.4)
Total operating income	$47.6	$64.6	$132.6	$162.1

Net (gain) loss on dispositions:
U.S.	$(0.5)	$(0.2)	$(1.3)	$(10.0)
International	—	0.1	(0.1)	0.2
Total gain on dispositions	$(0.5)	$(0.1)	$(1.4)	$(9.8)

Depreciation and amortization:
U.S.	$42.5	$41.8	$125.8	$124.8
International	7.0	7.2	20.8	21.7
Total depreciation and amortization	$49.5	$49.0	$146.6	$146.5

Capital expenditures:
U.S.	$12.8	$10.2	$37.4	$37.1
International	1.5	2.4	6.2	4.4
Total capital expenditures	$14.3	$12.6	$43.6	$41.5

	As of
(in millions)	September 30, 2014	December 31, 2013
Assets:
U.S.	$2,967.0	$3,027.6
International	297.3	327.9
Corporate	258.5	—
Total assets	$3,522.8	$3,355.5

CBS OUTDOOR AMERICAS INC.
Notes to Consolidated Financial Statements
(Unaudited)

Note 18. Subsequent Events

New Senior Unsecured Notes

On October 1, 2014, the Borrowers issued $150.0 million aggregate principal amount of 5.250% Senior Unsecured Notes due 2022 (the “New 2022 Senior Notes”) in a private placement. The New 2022 Senior Notes are of the same class and series as, and otherwise identical to, the 5.250% Senior Unsecured Notes due 2022 that were previously issued by the Borrowers on January 31, 2014 (see Note 8. Long-Term Debt). Interest on the New 2022 Senior Notes is payable on May 15 and November 15 of each year, beginning on November 15, 2014. The New 2022 Senior Notes were issued at a discount of $0.8 million, which we will amortize through Interest expense on the Consolidated Statement of Operations over the life of the New 2022 Senior Notes.

On October 1, 2014, the Borrowers also issued $450.0 million aggregate principal amount of 5.875% Senior Unsecured Notes due 2025 (the “2025 Senior Notes,” together with the “New 2022 Senior Notes,” the “New Senior Notes”) in a private placement. The New Senior Notes are fully and unconditionally guaranteed on a senior unsecured basis by the Company and each of its direct and indirect wholly owned domestic subsidiaries that guarantee the Senior Credit Facilities. Interest on the 2025 Senior Notes is payable on March 15 and September 15 of each year, beginning on March 15, 2015.

On or after February 15, 2017, the Borrowers may redeem at any time, or from time to time, some or all of the New 2022 Senior Notes and on or after September 15, 2019, the Borrowers may redeem at any time, or from time to time, some or all of the 2025 Senior Notes. Prior to such dates, the Borrowers may redeem some or all of the New Senior Notes subject to a customary make-whole premium. In addition, prior to February 15, 2017, the Borrowers may redeem up to 35% of the aggregate principal amount of the New 2022 Senior Notes and prior to September 15, 2017, the Borrowers may redeem up to 35% of the aggregate principal amount of the 2025 Senior Notes with the proceeds of certain equity offerings.

Pursuant to a registration rights agreement dated October 1, 2014, we and the Borrowers have agreed to use commercially reasonable efforts to cause a registration statement to become effective with the SEC by October 1, 2015, related to an offer to exchange the New Senior Notes for registered New Senior Notes having substantially identical terms, or, in certain cases, to register the New Senior Notes for resale. If we and the Borrowers do not register or exchange the New Senior Notes pursuant to the terms of the registration rights agreement, the Borrowers will be required to pay additional interest to the holders of the New Senior Notes under certain circumstances.

On October 1, 2014, we deferred $10.8 million of fees and expenses associated with the New Senior Notes. We will amortize the deferred fees through Interest expense on the Consolidated Statement of Operations over the term of the New Senior Notes. As of September 30, 2014, we had accrued $1.6 million of deferred financing costs associated with the New Senior Notes.

Acquisition

On October 1, 2014, we completed the Acquisition. The Acquisition was funded with the net proceeds from the issuance and sale of the New Senior Notes and cash on hand. The information required to perform the purchase price allocation is not yet available. As a result, the required Accounting Standards Codification 805 disclosures have not been made.

In addition, as of November 6, 2014, we completed “tuck-in” acquisitions of advertising structures in the city of Chicago, Illinois, and the surrounding metropolitan area, and two smaller tuck-in acquisitions for approximately $15.0 million in cash.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with our historical consolidated financial statements and the notes thereto appearing in our prospectus filed with the Securities and Exchange Commission (the “SEC”) on July 7, 2014, and the unaudited consolidated financial statements and the notes thereto included in this Quarterly Report on Form 10-Q. This MD&A contains forward-looking statements that involve numerous risks and uncertainties. The forward-looking statements are subject to a number of important factors, including, but not limited to, those factors discussed in the sections entitled “Risk Factors” in this Quarterly Report on Form 10-Q, in our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2014, and in our prospectus filed with the SEC on July 7, 2014, and the section entitled “Cautionary Statement Regarding Forward-Looking Statements” in this Quarterly Report on Form 10-Q, that could cause our actual results to differ materially from the results described herein or implied by such forward-looking statements.

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

On April 16, 2014, CBS received a favorable private letter ruling from the Internal Revenue Service (the “IRS”) with respect to certain issues relevant to our ability to qualify as a real estate investment trust (a “REIT”). On July 16, 2014, we ceased to be a member of the CBS consolidated tax group and on July 17, 2014, we began operating in a manner that will allow us to qualify as a REIT for U.S. federal income tax purposes for the tax year commencing July 17, 2014, and ending December 31, 2014.

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

On October 1, 2014, we completed our acquisition of certain outdoor advertising businesses (the “Acquired Business”) from Van Wagner Communications, LLC, now known as OA VW LLC (“Van Wagner”), for $690.0 million in cash, plus working capital adjustments (the “Acquisition”). (See the “Overview: Acquisition” section of this MD&A.)

On October 20, 2014, we announced the re-branding of the Company to “OUTFRONT media.” Our common stock will begin trading on the New York Stock Exchange under the symbol “OUT,” and our legal name will change, effective November 20, 2014.

On October 29, 2014, our board of directors approved a special dividend of approximately $547.7 million to our stockholders in connection with our conversion to a REIT. The special dividend is payable on December 31, 2014, to stockholders of record on November 20, 2014. The special dividend is the amount of our accumulated earnings and profits as of July 17, 2014, the date we began operating in a manner that will allow us to qualify as a REIT for U.S. federal income tax purposes (the “E&P Purge”). Stockholders will have the option to elect to receive their special dividend in all cash or all stock. However, the aggregate amount of cash to be distributed will be approximately $109.5 million. As stated in the “Overview: Our Initial Public Offering” section of this MD&A, a portion ($100.0 million) of the IPO proceeds was retained by us and will be applied to the cash portion of the E&P Purge. CBS will transfer the balance of the cash portion of the E&P Purge (approximately $9.5 million) to us prior to the special dividend to stockholders.

Business

We are one of the largest providers of advertising space on out-of-home advertising structures and sites across the U.S., Canada and Latin America. The majority of our inventory is billboard displays, which are primarily located on the most heavily traveled highways and roadways in the top Nielsen Designated Marketing Areas; and we operate transit advertising displays with exclusive multi-year contracts with municipalities in large cities across the U.S. In total, we have displays in all of the 25 largest markets in the U.S. and over 180 markets in the U.S., Canada and Latin America. Our top market, high profile location focused portfolio includes sites such as the Bay Bridge in San Francisco, Sunset Boulevard in Los Angeles, and both Grand Central Station and Times Square in New York. With TAB Out of Home Ratings, we are able to provide advertisers with the actual audience, in terms of size and demographic composition that is exposed to individual signs. The combination of location and audience delivery is a selling proposition unique to the out-of-home industry. The breadth and depth of our portfolio provides our customers with a multitude of options to address a wide range of marketing objectives from national, brand-building campaigns to hyper-local businesses that want to drive customers to their retail location “one mile down the road.”

We believe that out-of-home advertising is an attractive form of advertising as our displays are ALWAYS ON™ and cannot be turned off, skipped or fast-forwarded, and that it provides our customers with a differentiated advertising solution at an attractive price point relative to other forms of advertising. We also believe that out-of-home is effective as a “stand-alone” media form, and as an integral part of a multi-media campaign, providing enhancements to mobile, social and on-line advertising by amplifying small screen messaging. In addition to leasing displays, we provide other value-added services to our customers, such as pre-campaign category research, creative design support and post-campaign tracking and analytics. We use a real-time mobile operations reporting system that enables proof of performance to customers. We have a diversified base of customers across various industries. During the three months ended September 30, 2014, our largest categories of advertisers were television, retail and professional services, which represented 10%, 9% and 7% of our total U.S. revenues, respectively. During the nine months ended September 30, 2014, our largest categories of advertisers were retail, television and healthcare/pharmaceuticals, which represented 9%, 9% and 8% of our total U.S. revenues, respectively.

We manage our business through the following two segments:

United States. As of September 30, 2014, we had the largest number of advertising displays of any out-of-home advertising company operating in the 25 largest markets in the U.S. Our U.S. segment generated 21% of its revenues in the New York City metropolitan area in the three months ended September 30, 2014 and 20% in the three months ended September 30, 2013, and generated 13% in the Los Angeles metropolitan area in each of the three months ended September 30, 2014 and 2013. Our U.S. segment generated 20% of its revenues in the New York City metropolitan area in the nine months ended September 30, 2014 and 19% in the nine months ended September 30, 2013, and generated 13% in the Los Angeles metropolitan area in each of the nine months ended September 30, 2014 and 2013. In the three months ended September 30, 2014, our U.S. segment generated $296.3 million of Revenues and $106.3 million of Operating income before Depreciation, Amortization, Net gains (losses) on dispositions, Stock-based compensation, Restructuring charges and Acquisition costs (“Adjusted OIBDA”). In the three months ended September 30, 2013, our U.S. segment generated $296.5 million of Revenues and $113.6 million of Adjusted OIBDA. In the nine months ended September 30, 2014, our U.S. segment generated $842.4 million of Revenues and $293.0 million of Adjusted OIBDA. In the nine months ended September 30, 2013, our U.S. segment generated $827.6 million of Revenues and $300.2 million of Adjusted OIBDA. (See the “Segment Results of Operations” section of this MD&A.)

International. Our International segment includes our operations in Canada and Latin America, including Mexico, Argentina, Brazil, Chile and Uruguay. In the three months ended September 30, 2014, our International segment generated $40.2 million of Revenues and $6.3 million of Adjusted OIBDA. In the three months ended September 30, 2013, our International segment generated $41.7 million of Revenues and $7.9 million of Adjusted OIBDA. In the nine months ended September 30, 2014, our International segment generated $116.4 million of Revenues and $16.9 million of Adjusted OIBDA. In the nine months ended September 30, 2013, our International segment generated $122.5 million of Revenues and $20.0 million of Adjusted OIBDA.

Our Initial Public Offering

On March 27, 2014, our registration statement on Form S-11 related to our IPO of our common stock was declared effective by the SEC. On April 2, 2014, we completed an IPO of 23,000,000 shares of our common stock, including 3,000,000 shares of our common stock sold pursuant to the underwriters’ option to purchase additional shares, at a price of $28.00 per share for total net proceeds, after underwriting discounts and commissions, of $615.0 million. Of the total net proceeds, $515.0 million was transferred to a wholly owned subsidiary of CBS as partial consideration for the contribution of the entities comprising CBS’ Outdoor Americas operating segment to us. The remaining $100.0 million was retained by us and will be applied to the cash portion of the E&P Purge to our stockholders.

Acquisition

On October 1, 2014, we completed the Acquisition. The Acquisition was funded by the net proceeds from the issuance and sale of the New Senior Notes (as defined in the “Liquidity and Capital Resources: Debt” section of this MD&A) and cash on hand. In the three months and nine months ended September 30, 2014, we recorded $7.6 million of commitment and other fees in Interest expense in the Consolidated Statement of Operations associated with a lender commitment to provide a senior unsecured bridge term loan facility for the purpose of financing the Acquisition in the event we did not complete the offering of the New Senior Notes.

Executive Departure

In the third quarter of 2014, we recorded a restructuring charge of $6.2 million associated with a management reorganization resulting in the departure of Wally Kelly, President and Chief Operating Officer, from the Company. The restructuring charge is comprised of severance charges, including stock-based compensation of $3.5 million.

Economic Environment

Our revenues and operating results are sensitive to fluctuations in advertising expenditures, general economic conditions and other external events beyond our control.

Business Environment

We operate in a highly competitive industry. Increasing the number of digital billboard displays in our most heavily trafficked locations is an important element of our organic growth strategy. Digital billboard displays generate approximately three to four times more revenue per display on average than traditional static billboard displays and are attractive to our customers because they allow for the development of richer and more visually engaging messages, provide our customers with the flexibility both to target audiences by time of day and to quickly launch new advertising campaigns, and eliminate or greatly reduce production costs.

Our revenues and profits may fluctuate due to seasonal advertising patterns and influences on advertising markets. Typically, our revenues and profits are highest in the fourth quarter, during the holiday shopping season, and lowest in the first quarter, as advertisers cut back on spending following the holiday shopping season.

Our large-scale portfolio allows our customers to reach a national audience and also provides the flexibility to tailor campaigns to specific regions or markets. In each of the three months and nine months ended September 30, 2014 and 2013, we generated approximately 40% of our U.S. revenues from national advertising campaigns.

Our Tax Status

On April 16, 2014, CBS received a private letter ruling from the IRS with respect to certain issues relevant to our ability to qualify as a REIT. On July 16, 2014, we ceased to be a member of the CBS consolidated tax group and on July 17, 2014, we began operating in a manner that will allow us to qualify as a REIT for U.S. federal income tax purposes for the tax year commencing July 17, 2014, and ending December 31, 2014.

In the third quarter of 2014, as a result of our REIT conversion, substantially all Deferred income tax liabilities, net, was reversed into Net income via a non-cash benefit of approximately $232.3 million. As a result of our REIT conversion, our expected effective tax rate for the second half of 2014 will be substantially lower than previous periods. Prior to July 17, 2014, our U.S. operating results were included in consolidated federal, and certain state and local income tax returns filed by CBS.

The income tax expense reflected in the Consolidated Statements of Operations, deferred tax assets and liabilities included in the Consolidated Statements of Financial Position and income tax payments reflected in the Condensed Consolidated Statements of Cash Flows were prepared as if these amounts were calculated on a separate tax return basis for us. We believe that the assumptions and estimates used to determine these tax amounts were reasonable. However, the consolidated financial statements herein may not necessarily reflect our income tax expense or tax payments, or what our tax amounts would have been if we had been a stand-alone company during the periods prior to July 17, 2014.

As long as we remain qualified to be taxed as a REIT, we generally will not be subject to U.S. federal income tax on our REIT taxable income that we distribute to our stockholders. If we fail to qualify to be taxed as a REIT in any taxable year and do not qualify for certain statutory relief provisions, we will be subject to U.S. federal income tax at regular corporate rates and will be precluded from re-electing to be taxed as a REIT for the subsequent four taxable years following the year during which we lose our REIT qualification. Even if we qualify for taxation as a REIT, we may be subject to certain U.S. federal, state and local taxes on our income or property, and the income of our taxable REIT subsidiaries (“TRSs”) will be subject to taxation at regular corporate rates. Our qualification to be taxed as a REIT will depend upon our ability to meet on a continuing basis, through actual investment and operating results, various complex requirements under the Internal Revenue Code of 1986, as amended (the “Code”), related to, among other things, the sources of our gross income, the composition and values of our assets, our distribution levels and the diversity of ownership of our shares. We believe we are organized in conformity with the requirements for qualification and taxation as a REIT under the Code and that our manner of operation will enable us to meet the requirements for qualification and taxation as a REIT.

Prior to the Separation, we were a member of CBS’s consolidated tax group and were taxable as a regular domestic C corporation for U.S. federal income tax purposes (i.e., we were subject to taxation at regular corporate rates). Pursuant to the tax matters agreement that we entered into with CBS, we are liable to pay CBS for any taxes imposed on or related to us while we were a member of the CBS consolidated tax group. The tax matters agreement also separately allocates among the parties any tax liability arising as a result of any failure of the Separation to qualify as a tax-free transaction based on actions taken during the two-year period following the Separation. After the Separation, CBS ceased to own at least 80% of our outstanding common stock, and as a result, we were no longer a member of CBS’s consolidated tax group.

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

In the three months ended September 30, 2014, we incurred $7.0 million of costs associated with operating as a stand-alone public company ($5.2 million incrementally over 2013) and $26.4 million of interest expense relating to our entry into the Senior Credit Facilities (as defined herein) and the issuance of the Senior Notes (as defined herein). In the nine months ended September 30, 2014, we incurred $18.5 million of costs associated with operating as a stand-alone public company ($14.2 million incrementally over 2013) and $57.3 million of interest expense relating to our entry into the Senior Credit Facilities, the issuance of the Senior Notes, and the lender commitment to provide a senior unsecured bridge term loan facility for the purpose of financing the Acquisition in the event we did not complete the offering of the New Senior Notes. In the nine months ended September 30, 2013, we incurred a significant net gain of $9.8 million on the disposition of most of our billboards in Salt Lake City in exchange for billboards in New Jersey.

In an effort to help users evaluate our operating performance for three months and nine months ended September 30, 2014 and 2013, where indicated, we present Adjusted OIBDA, Funds from Operations (“FFO”) and Adjusted FFO (“AFFO”) and related per adjusted weighted average share amounts, on a comparable basis.

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions, except percentages)	2014	2013	% Change	2014	2013	% Change
Revenues	$336.5	$338.2	(1)%	$958.8	$950.1	1%
Constant dollar revenues(a)	336.5	335.9	—	958.8	940.7	2
Operating income	47.6	64.6	(26)	132.6	162.1	(18)
Adjusted OIBDA(b):
Reported	106.9	116.1	(8)	292.8	304.6	(4)
On a comparable basis	106.9	110.9	(4)	292.8	290.4	1
FFO(b):
Reported	292.6	80.3	264	409.3	216.8	89
On a comparable basis	67.2	61.0	10	183.9	174.0	6
AFFO(b):
Reported	70.2	78.2	(10)	166.1	196.4	(15)
On a comparable basis	70.2	67.7	4	166.1	164.3	1
Net income	248.3	37.2	567	279.1	93.5	199

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

(b)	See the “Reconciliation of Non-GAAP Financial Measures” section of this MD&A for a reconciliation of Operating income to Adjusted OIBDA, Net income to FFO and AFFO, and results on a comparable basis.

Adjusted OIBDA

We calculate Adjusted OIBDA as Operating income before Depreciation, Amortization, Net (gains) losses on dispositions, Stock-based compensation, Restructuring charges and Acquisition costs. We calculate Adjusted OIBDA margin by dividing Adjusted OIBDA by total revenues. Adjusted OIBDA and Adjusted OIBDA margin are among the primary measures we use for managing our business, evaluating our operating performance and planning and forecasting future periods, as each is an important indicator of our operational strength and business performance. Our management believes users of our financial data are best served if the information that is made available to them allows them to align their analysis and evaluation of our operating results along the same lines that our management uses in managing, planning and executing our business strategy. Our management also believes that the presentations of Adjusted OIBDA and Adjusted OIBDA margin, as supplemental measures, are useful in evaluating our business because eliminating certain non-comparable items highlight operational trends in our business that may not otherwise be apparent when relying solely on GAAP financial measures. It is management’s opinion that these supplemental measures provide users with an important perspective on our operating performance and also make it easier for users to compare our results with other companies that have different financing and capital structures or tax rates.

FFO and AFFO

We calculate FFO in accordance with the definition established by the National Association of Real Estate Investment Trusts (“NAREIT”). FFO reflects net income adjusted to exclude gains and losses from the sale of real estate assets, depreciation and amortization of real estate assets and amortization of direct lease acquisition costs, as well as the same adjustments for our equity-based investments, as applicable. We calculate AFFO as FFO adjusted to include cash paid for direct lease acquisition costs as such costs are generally amortized over a period ranging from four weeks to one year and therefore are incurred on a regular basis. AFFO also includes cash paid for maintenance capital expenditures since these are routine uses of cash that are necessary for our operations. In addition, AFFO excludes costs related to the Acquisition and restructuring charges, as well as certain non-cash items, including non-real estate depreciation and amortization, deferred income taxes, stock-based compensation expense, accretion expense, the non-cash effect of straight-line rent and amortization of deferred financing costs. We use FFO and AFFO measures for managing our business and for planning and forecasting future periods, and each is an important indicator of our operational strength and business performance, especially compared to other REITs. Our management believes users are best served if the information that is made available to them allows them to align their analysis and evaluation of our operating results along the same lines that our management uses in managing, planning and executing our business strategy. Our management also believes that the presentations of FFO, AFFO, and related per adjusted weighted average share amounts, as supplemental measures, are useful in evaluating our business because adjusting results to reflect items that have more bearing on the operating performance of REITs highlight trends in our business that may not otherwise be apparent when relying solely on GAAP financial measures. It is management’s opinion that these supplemental measures provide users with an important perspective on our operating performance and also make it easier to compare our results to other companies in our industry, as well as to REITs.

Adjusted Weighted Average Shares

We present weighted average shares on an adjusted basis for basic earnings per share (“EPS”) to give effect to the 23,000,000 shares issued on April 2, 2014, in connection with the IPO and the 97,000,000 shares outstanding after our stock split, and on an adjusted basis for diluted EPS to also give effect to dilutive potential shares from grants of restricted share units (“RSUs”), performance-based RSUs (“PRSUs”) and stock options. We also present FFO and AFFO per adjusted weighted average share for basic and diluted EPS. Our management believes that these presentations are useful in evaluating our business because they allow users to evaluate our basic and diluted per share results after giving effect to the issuance of shares of our common stock in connection with our initial public offering, which increased our outstanding shares of common stock.

Comparable Basis Adjustments

We calculate Adjusted OIBDA, FFO and AFFO, and related per adjusted weighted average share amounts, in the three months and nine months ended September 30, 2013 and 2014, on a comparable basis, by adjusting to (1) with respect to Adjusted OIBDA only, include incremental costs associated with operating as a stand-alone public company of $5.2 million incurred in the three months ended September 30, 2014, and $14.2 million in the nine months ended September 30, 2014, (2) with respect to FFO and AFFO, and related per adjusted weighted average share amounts, only, include incremental costs associated with operating as a stand-alone public company, net of tax, of $3.2 million incurred in the three months ended September 30, 2014, and $8.5 million in the nine months ended September 30, 2014, and interest expense, net of tax, of $16.1 million incurred in the three months ended September 30, 2014, and $34.3 million in the nine months ended September 30, 2014, relating to our entry into the Senior Credit Facilities, the issuance of the Senior Notes in the first quarter of 2014, and the lender commitment to provide a senior unsecured bridge term loan facility for the purpose of financing the Acquisition in the event we did not complete the offering of the New Senior Notes, (3) with respect to FFO and related per adjusted weighted average share amounts only, exclude restructuring charges, net of tax, of $5.6 million and costs related to the Acquisition, net of tax of $1.3 million incurred in the three months and nine months ended September 30, 2014, and an income tax benefit from the reversal of deferred tax liabilities due to our REIT conversion of $232.3 million, and (4) with respect to AFFO, and related per adjusted weighted average share amounts, only, include amortization of deferred financing costs of $8.8 million in the three months ended September 30, 2014, and $10.7 million incurred in the nine months ended September 30, 2014. Our management believes these adjusted presentations are useful in evaluating our business because they allow users to compare our operating performance for 2013 against the operating performance of the periods presented for 2014, taking into account certain significant costs arising as a result of the Separation and the Acquisition, as well as our REIT conversion.

Since adjusted weighted average shares, Adjusted OIBDA, Adjusted OIBDA margin, FFO and AFFO, FFO and AFFO per adjusted weighted average share for basic and diluted EPS and, on a comparable basis, Adjusted OIBDA, FFO and AFFO and related per adjusted weighted average share amounts, are not measures calculated in accordance with GAAP, they should not be considered in isolation of, or as a substitute for, weighted average shares outstanding for basic and diluted EPS, Operating income, Net income, Revenues and Net income per common share for basic and diluted EPS, the most directly comparable GAAP financial measures, as indicators of operating performance. These measures, as we calculate them, may not be comparable to similarly titled measures employed by other companies. In addition, these measures do not necessarily represent funds available for discretionary use and are not necessarily a measure of our ability to fund our cash needs.

Reconciliation of Non-GAAP Financial Measures

The following table reconciles Operating income to Adjusted OIBDA, and Net income to FFO and AFFO. The table also reconciles Adjusted OIBDA, FFO and AFFO to Adjusted OIBDA, FFO and AFFO, and related per adjusted weighted average share amounts, on a comparable basis.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions, except per share amounts)	2014	2013	2014	2013
Operating income	$47.6	$64.6	$132.6	$162.1
Restructuring charges(a)	6.2	—	6.2	—
Acquisition costs(b)	1.4	—	1.4	—
Net gain on dispositions	(0.5)	(0.1)	(1.4)	(9.8)
Depreciation	26.7	26.4	79.3	78.3
Amortization	22.8	22.6	67.3	68.2
Stock-based compensation(a)	2.7	2.6	7.4	5.8
Adjusted OIBDA	106.9	116.1	292.8	304.6
Incremental stand-alone costs(c)	—	(5.2)	—	(14.2)
Adjusted OIBDA on a comparable basis	$106.9	$110.9	$292.8	$290.4

Net income	$248.3	$37.2	$279.1	$93.5
Depreciation of billboard advertising structures	24.8	24.8	73.6	73.2
Amortization of real estate-related intangible assets	10.7	11.0	32.2	32.5
Amortization of direct lease acquisition costs	8.8	7.2	24.2	22.7
Net (gain) loss on disposition of billboard advertising structures, net of tax	(0.2)	(0.1)	(0.4)	(5.7)
Adjustment related to equity-based investments	0.2	0.2	0.6	0.6
FFO	292.6	80.3	409.3	216.8
Restructuring charges, net of tax(a)	5.6	—	5.6	—
Acquisition costs, net of tax(b)	1.3	—	1.3	—
Income tax benefit from reversal of deferred tax liabilities due to REIT conversion	(232.3)	—	(232.3)	—
Incremental stand-alone costs, net of tax(c)	—	(3.2)	—	(8.5)
Incremental interest expense, net of tax(d)	—	(16.1)	—	(34.3)
FFO on a comparable basis	$67.2	$61.0	$183.9	$174.0

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions, except per share amounts)	2014	2013	2014	2013
FFO	$292.6	$80.3	$409.3	$216.8
Adjustment for deferred income taxes	(233.5)	0.1	(246.4)	(8.8)
Cash paid for direct lease acquisition costs	(8.1)	(7.4)	(24.3)	(24.1)
Maintenance capital expenditures(g)	(5.1)	(4.3)	(15.4)	(14.2)
Restructuring charges - severance, net of tax	2.4	—	2.4	—
Acquisition costs, net of tax(b)	1.3	—	1.3	—
Other depreciation	1.9	1.6	5.7	5.1
Other amortization	3.3	4.4	10.9	13.0
Stock-based compensation	6.2	2.6	10.9	5.8
Non-cash effect of straight-line rent	(0.2)	0.4	(0.7)	1.0
Accretion expense	0.6	0.5	1.7	1.8
Amortization of deferred financing costs	8.8	—	10.7	—
AFFO	70.2	78.2	166.1	196.4
Incremental stand-alone costs, net of tax(c)	—	(3.2)	—	(8.5)
Incremental interest expense, net of tax(d)	—	(16.1)	—	(34.3)
Amortization of deferred financing costs	—	8.8	—	10.7
AFFO on a comparable basis	$70.2	$67.7	$166.1	$164.3

FFO on a comparable basis, per adjusted weighted average share(e):
Basic	$0.56	$0.51	$1.53	$1.45
Diluted	$0.56	$0.51	$1.53	$1.44

AFFO on a comparable basis, per adjusted weighted average share(e):
Basic	$0.59	$0.56	$1.38	$1.37
Diluted	$0.58	$0.56	$1.38	$1.36

Adjusted weighted average shares(e):
Basic	120.0	120.0	120.0	120.0
Diluted	120.7	120.7	120.5	120.5

Weighted average shares outstanding(f):
Basic	120.0	120.0	112.3	112.3
Diluted	120.7	120.7	112.8	112.8

(a)	Restructuring charges relate to the severance of an executive and includes stock-based compensation expenses of $3.5 million.

(b)	Adjustment to reflect costs related to the Acquisition.

(c)	Adjustment to reflect incremental costs to operate as a stand-alone company at the same level as 2014.

(d)	Adjustment to reflect incremental interest expense, net of tax, at the same level as 2014.

(e)
Adjusted weighted average shares includes the 23,000,000 shares issued on April 2, 2014, in connection with the IPO and the 97,000,000 shares outstanding after our stock split(f) for basic EPS. (See the “Overview: Our Initial Public Offering” section of this MD&A.) Adjusted weighted average shares for diluted EPS also includes dilutive potential shares from grants of RSUs, PRSUs and stock options.

(f)
On March 14, 2014, our board of directors declared a 970,000 to 1 stock split. As a result of the stock split, the 100 shares of our common stock then outstanding were converted into 97,000,000 shares of our common stock. The effects of the stock split have been applied retroactively to all reported periods for EPS purposes.

(g)	Prior period amounts have been revised to the current presentation to reflect non-cash purchases of property, plant and equipment.

FFO in the three months ended September 30, 2014, of $292.6 million increased 264% compared to the same prior-year period, primarily due to the reversal of $232.3 million of deferred income tax liabilities due to our change in tax status to that of a REIT, partially offset by higher interest costs, net of tax, of $16.1 million and incremental stand-alone costs, net of tax, of $3.2 million. AFFO in the three months ended September 30, 2014, was $70.2 million, a decrease of 10% compared to the same prior-year period. On a comparable basis, FFO increased 10% and AFFO increased 4% in the three months ended September 30, 2014. AFFO, and AFFO on a comparable basis, per adjusted weighted average share for basic and diluted EPS was $0.59 per share in the three months ended September 30, 2014. AFFO on a comparable basis per adjusted weighted average share was $0.56 for basic and diluted EPS in the three months ended September 30, 2013. The increase in FFO and FFO per adjusted weighted average share, on a comparable basis, for the three months ended September 30, 2014, compared to the same prior-year period, was primarily due to the decline in the effective tax rate in 2014. The decline in our effective tax rate is due to our conversion to a REIT, effective July 17, 2014. AFFO and AFFO per adjusted weighted average share for the three months ended September 30, 2014, on a comparable basis, increased 4% compared to the same prior-year period, due primarily to lower current income tax expense for the period, offset by a decline in pre-tax income and increases in cash paid for direct lease acquisition costs, maintenance capital expenditures and rent.

FFO in the nine months ended September 30, 2014, of $409.3 million increased 89% compared to the same prior-year period, primarily due to the reversal of $232.3 million of deferred income tax liabilities due to our change in tax status to that of a REIT, partially offset by higher interest costs, net of tax, of $34.3 million and incremental stand-alone costs, net of tax, of $8.5 million. AFFO in the nine months ended September 30, 2014, was $166.1 million, a decrease of 15% compared to the same prior-year period. On a comparable basis, FFO increased 6% and AFFO increased 1% in the nine months ended September 30, 2014, compared to the same prior-year period. AFFO on a comparable basis per adjusted weighted average share was $1.38 per share for basic and diluted EPS in the nine months ended September 30, 2014. AFFO on a comparable basis per adjusted weighted average share was $1.37 for basic EPS and $1.36 for diluted EPS in the nine months ended September 30, 2013. The increase in FFO and FFO per adjusted weighted average share, on a comparable basis, for the nine months ended September 30, 2014, compared to the same prior-year period, was primarily due to the decline in the effective tax rate in 2014. The decline in our effective tax rate is due to our conversion to a REIT, effective July 17, 2014. AFFO and AFFO per adjusted weighted average share for the nine months ended September 30, 2014, on a comparable basis, increased 1% compared to the same prior-year period, due primarily to lower current income tax expense for the period, offset by a decline in pre-tax income and increases in maintenance capital expenditures and rent.

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

				(in constant dollars)(b)					(in constant dollars)(b)
				Three					Nine
				Months					Months
(in millions,	Three Months Ended			Ended		Nine Months Ended			Ended
except	September 30,		%	September 30,	%	September 30,		%	September 30,	%
percentages)	2014	2013	Change	2013	Change	2014	2013	Change	2013	Change
Revenues:
Billboard	$237.2	$239.1	(1)%	$237.4	—%	$690.2	$685.8	1%	$678.6	2%
Transit and other	99.3	99.1	—	98.5	1	268.6	264.3	2	262.1	2
Total revenues	$336.5	$338.2	(1)	$335.9	—	$958.8	$950.1	1	$940.7	2

Same-site revenues(a)	$334.8	$332.6	1			$953.6	$935.9	2
Non-comparable revenues	1.7	5.6	(70)			5.2	14.2	(63)
Total revenues	$336.5	$338.2	(1)			$958.8	$950.1	1

(a)
Same-site revenues are adjusted to exclude revenues attributable to any billboards or transit agreements which were not in place for both periods in their entirety, as a result of new acquisitions, new agreements, divestitures, and non-renewals (“non-comparable revenues”). We provide same-site revenues to understand the underlying growth rate of revenue excluding the impact of non-comparable revenues. Our management believes same-site revenues are useful to users because it enables them to better understand the level of growth of our business period to period. Since same-site revenues are not calculated in accordance with GAAP, it should not be considered in isolation of, or as a substitute for, revenues as an indicator of operating performance. Same-site revenues, as we calculate it, may not be comparable to similarly titled measures employed by other companies.

(b)	Revenues on a constant dollar basis are calculated as reported revenues excluding the impact of foreign currency exchange rates between periods.

Total revenues decreased $1.7 million, or 1%, and same-site revenues increased $2.2 million, or 1%, in the three months ended September 30, 2014, compared to the same prior-year period. In constant dollars, revenues increased $0.6 million for the three months ended September 30, 2014, compared to the same prior-year period. Total revenues increased $8.7 million, or 1%, and same-site revenues increased $17.7 million, or 2%, in the nine months ended September 30, 2014, compared to the same prior-year period. Non-comparable revenues primarily reflect the November 2013 sale of our transit shelter operations in the greater Los Angeles area and the April 2014 non-renewal of an unprofitable contract. Our constant dollar revenues for the nine months ended September 30, 2014, increased 2% compared to the same prior-year period.

Total billboard revenues decreased $1.9 million, or 1%, in the three months ended September 30, 2014, compared to the same prior-year period, principally driven by foreign currency exchange losses of $1.7 million and a decline in average revenue per display (yield) attributable to softer market conditions in national advertising, partially offset by stronger local advertising sales and the conversion of traditional static billboard displays to digital billboard displays. In constant dollars, billboard revenues decreased $0.2 million for the three months ended September 30, 2014, compared to the same prior-year period. Total billboard revenues increased $4.4 million, or 1%, in the nine months ended September 30, 2014, compared to the same prior-year period, principally driven by growth in average revenue per display (yield) attributable to the conversion of traditional static billboard displays to digital billboard displays, partially offset by foreign currency exchange losses of $7.2 million. In constant dollars, billboard revenues increased $11.6 million, or 2%.

Total transit and other revenues increased $0.2 million in the three months ended September 30, 2014, compared to the same prior-year period, driven by higher revenues in 2014 from the television and healthcare/pharmaceuticals industries, partially offset by lower revenues in 2014 from the beer/liquor industry, the sale of our transit shelter operations in the greater Los Angeles area, the non-renewal of an unprofitable contract and softer market conditions in national advertising. Total transit and other revenues increased $4.3 million, or 2%, in the nine months ended September 30, 2014, compared to the same prior-year period, driven by higher revenues in 2014 from the healthcare/pharmaceuticals and television industries and local sales in the New York metropolitan area, partially offset by lower revenues in 2014 from the beer/liquor industry, the sale of our transit shelter operations in the greater Los Angeles area, the non-renewal of an unprofitable contract and softer market conditions in national advertising.

Expenses

	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
(in millions, except percentages)	2014	2013	Change	2014	2013	Change
Expenses:
Operating	$177.2	$170.9	4%	$512.3	$504.5	2%
Selling, general and administrative	55.1	53.8	2	161.1	146.8	10
Restructuring charges	6.2	—	*	6.2	—	*
Acquisition costs	1.4	—	*	1.4	—	*
Net (gain) loss on dispositions	(0.5)	(0.1)	*	(1.4)	(9.8)	(86)
Depreciation	26.7	26.4	1	79.3	78.3	1
Amortization	22.8	22.6	1	67.3	68.2	(1)
Total expenses	$288.9	$273.6	6	$826.2	$788.0	5

*	Calculation is not meaningful.

Operating Expenses

	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
(in millions, except percentages)	2014	2013	Change	2014	2013	Change
Operating expenses:
Billboard property lease	$72.7	$71.4	2%	$214.3	$214.8	—%
Transit franchise	52.7	48.5	9	143.8	138.2	4
Posting, maintenance and other	51.8	51.0	2	154.2	151.5	2
Total operating expenses	$177.2	$170.9	4	$512.3	$504.5	2

Billboard property lease expenses represented 31% of billboard revenues in the three months ended September 30, 2014 and 30% in the same prior-year period. Transit franchise expenses represented 63% of transit revenues in the three months ended September 30, 2014, and 56% in the same prior-year period. Billboard property lease expenses represented 31% of billboard revenues in each of the nine months ended September 30, 2014, and 2013. Transit franchise expenses represented 64% of transit revenues in the nine months ended September 30, 2014, and 60% for the same prior-year period. The increase in transit franchise expenses as a percentage of transit revenues in both periods is due primarily to the timing of accruals, principally in the New York market, compared to the corresponding prior-year periods.

Posting, maintenance and other expenses as a percentage of Revenues were 15% in each of the three months ended September 30, 2014 and 2013. Posting, maintenance and other expenses increased $0.8 million, or 2%, in the three months ended September 30, 2014, compared to the same prior-year period, principally due to higher production and installation costs. Posting, maintenance and other expenses as a percentage of Revenues were 16% in each of the nine months ended September 30, 2014 and 2013. Posting, maintenance and other expenses increased $2.7 million, or 2%, in the nine months ended September 30, 2014, compared to the same prior-year period, principally due to higher production and installation costs and an increase in property taxes.

Selling, General and Administrative Expenses (“SG&A”)

SG&A expenses represented 16% of Revenues in each of the three months ended September 30, 2014, and 2013. SG&A expenses increased $1.3 million, or 2%, in the three months ended September 30, 2014, compared to the same prior-year period, primarily due to incremental stand-alone costs of $5.2 million and increased compensation-related expenses, partially offset by the impact of foreign exchange. SG&A expenses represented 17% of Revenues in the nine months ended September 30, 2014, and 15% for the same prior-year period. SG&A expenses increased $14.3 million, or 10%, in the nine months ended September 30, 2014, compared to the same prior-year period, primarily due to incremental stand-alone costs of $14.2 million, a higher provision for bad debt relative to last year, as 2013 benefited from an improved trend in receivable collections, and increased compensation-related expenses, partially offset by lower costs associated with our conversion to a REIT.

Net Gain on Dispositions

Net gain on dispositions was $1.4 million in the nine months ended September 30, 2014, and includes a gain of $0.6 million related to the divestiture of a transit shelter operation in the greater Los Angeles area. Net gain on dispositions in the nine months ended September 30, 2013, includes a gain of $9.8 million from the disposition of most of our billboards in Salt Lake City in exchange for billboards in New Jersey.

Depreciation

Depreciation increased $0.3 million, or 1%, in the three months ended September 30, 2014, compared to the same prior-year period, due primarily to higher depreciation associated with the increased number of digital billboards. Depreciation increased $1.0 million, or 1%, in the nine months ended September 30, 2014, compared to the same prior-year period, due primarily to higher depreciation associated with the increased number of digital billboards.

Amortization

Amortization increased $0.2 million in the three months ended September 30, 2014, compared to the same prior-year period. Amortization expense includes the amortization of direct lease acquisition costs of $8.8 million in the three months ended September 30, 2014, and $7.2 million in the same prior-year period. Capitalized direct lease acquisition costs were $8.7 million in the three months ended September 30, 2014, and $7.5 million in the same prior-year period. Amortization decreased $0.9 million, or 1% in the nine months ended September 30, 2014, compared to the same prior-year period, principally driven by lower amortization due to dispositions in 2013. Amortization expense includes the amortization of direct lease acquisition costs of $24.2 million in the nine months ended September 30, 2014, and $22.7 million in the same prior-year period. Capitalized direct lease acquisition costs were $24.4 million in the nine months ended September 30, 2014, and $22.8 million in the same prior-year period.

Interest expense

Interest expense was $26.3 million in the three months ended September 30, 2014, and $57.3 million in the nine months ended September 30, 2014. We incurred indebtedness of $1.6 billion on January 31, 2014. (See the “Liquidity and Capital Resources” section of this MD&A.)

Benefit (Provision) for Income Taxes

Prior to the Separation, our income tax provisions were calculated on a separate tax return basis, even though our U.S. operating results were included in the consolidated federal, and certain state and local income tax returns of CBS. CBS manages its tax position for the benefit of the entire portfolio of its businesses and, as such, the assumptions, methodologies and calculations made for purposes of determining our tax provision and related tax accounts in the consolidated financial statements herein may differ from those made by CBS and, in addition, are not necessarily reflective of the tax strategies that we would have followed as a separate stand-alone company operating as a REIT.

As a REIT, we must distribute to our stockholders, for the tax year commencing July 17, 2014, and ending December 31, 2014, at least 90% of our REIT taxable income, determined without regard to the deduction for dividends paid and excluding net capital gain. To the extent that we satisfy the 90% distribution requirement, but distribute less than 100% of our taxable income, the we will be subject to U.S. federal corporate income tax on the undistributed income. In addition, we are subject to a 4% nondeductible excise tax on the amount, if any, by which our distributions in any calendar year are less than a minimum amount specified under U.S. federal income tax laws. We intend to distribute net income to our stockholders in a manner to satisfy the REIT 90% distribution requirement and to avoid the 4% nondeductible excise tax.

The benefit for income taxes was $226.4 million in the three months ended September 30, 2014, including the reversal of $232.3 million, representing substantially all Deferred income tax liabilities, net, as a result of our REIT conversion, and the provision for income taxes was $28.5 million for the same prior-year period. Excluding the non-cash benefit recorded as a result of our REIT conversion in 2014, the effective income tax rate was 27.7% in the three months ended September 30, 2014 and 43.9% for the same prior-year period. The benefit for income taxes was $202.9 million in the nine months ended September 30, 2014, including the reversal of $232.3 million, representing substantially all Deferred income tax liabilities, net, as a result of our REIT conversion, and the provision for income taxes was $70.5 million for the same prior year period. Excluding the non-cash benefit recorded as a result of our REIT conversion in 2014, the effective income tax rate was 39.3% in the nine months ended September 30, 2014 and 43.5% for the same prior-year period. As a result of our REIT conversion, our expected effective tax rate in the future will be substantially lower.

Net income

In the three months ended September 30, 2014, Net income was $248.3 million, an increase of $211.1 million compared to the same prior-year period, primarily due to the write-off of deferred taxes in connection with our conversion to a REIT, partially offset by the incurrence of after-tax interest expense, restructuring charges, after-tax incremental stand alone costs and costs related to the Acquisition in 2014. In the nine months ended September 30, 2014, Net income was $279.1 million, an increase of $185.6 million compared to the same prior-year period, primarily due to the write-off of deferred taxes in connection with our conversion to a REIT and higher revenues, partially offset by the incurrence of after-tax interest expense, after-tax incremental stand-alone costs, restructuring charges and costs related to the Acquisition in 2014, and an after-tax gain on the disposition of most of our billboards in Salt Lake City in 2013.

Segment Results of Operations

We present Adjusted OIBDA as the primary measure of profit and loss for our operating segments in accordance with Financial Accounting Standards Board (the “FASB”) guidance for segment reporting. (See the “Key Performance Indicators” section of this MD&A.)

The following table presents our Revenues, Adjusted OIBDA, Operating income (loss) and Depreciation and Amortization by segment, in the three months and nine months ended September 30, 2014 and 2013.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2014	2013	2014	2013
Revenues:
United States	$296.3	$296.5	$842.4	$827.6
International	40.2	41.7	116.4	122.5
Total revenues	336.5	338.2	958.8	950.1
Foreign currency exchange impact	—	(2.3)	—	(9.4)
Constant dollar revenues(a)	$336.5	$335.9	$958.8	$940.7

Operating income	$47.6	$64.6	$132.6	$162.1
Restructuring charges(b)	6.2	—	6.2	—
Acquisition costs(b)	1.4	—	1.4	—
Net gain on dispositions	(0.5)	(0.1)	(1.4)	(9.8)
Depreciation	26.7	26.4	79.3	78.3
Amortization	22.8	22.6	67.3	68.2
Stock-based compensation(b)	2.7	2.6	7.4	5.8
Adjusted OIBDA	$106.9	$116.1	$292.8	$304.6

Adjusted OIBDA:
United States	$106.3	$113.6	$293.0	$300.2
International	6.3	7.9	16.9	20.0
Corporate	(5.7)	(5.4)	(17.1)	(15.6)
Total Adjusted OIBDA	$106.9	$116.1	$292.8	$304.6

Operating income (loss):
United States	$64.3	$72.0	$168.5	$185.4
International	(0.7)	0.6	(3.8)	(1.9)
Corporate	(16.0)	(8.0)	(32.1)	(21.4)
Total operating income	$47.6	$64.6	$132.6	$162.1

(a)	Revenues on a constant dollar basis are calculated as reported revenues excluding the impact of foreign currency exchange rates between periods.

(b)	Restructuring charges, costs related to the Acquisition and stock-based compensation are classified as Corporate expenses.

United States

	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
(in millions, except percentages)	2014	2013	Change	2014	2013	Change
Revenues:
Billboard	$205.9	$206.6	—%	$599.7	$589.8	2%
Transit and other	90.4	89.9	1	242.7	237.8	2
Total revenues	$296.3	$296.5	—	$842.4	$827.6	2

Same-site revenues(a)	$294.6	$290.9	1	$837.2	$813.4	3
Non-comparable revenues	1.7	5.6	(70)	5.2	14.2	(63)
Total revenues	296.3	296.5	—	842.4	827.6	2
Operating expenses	(151.1)	(145.7)	4	(435.8)	(426.1)	2
SG&A expenses	(38.9)	(37.2)	5	(113.6)	(101.3)	12
Adjusted OIBDA	$106.3	$113.6	(6)	$293.0	$300.2	(2)

Operating income	$64.3	$72.0	(11)	$168.5	$185.4	(9)
Net gain on dispositions	(0.5)	(0.2)	150	(1.3)	(10.0)	(87)
Depreciation and amortization	42.5	41.8	2	125.8	124.8	1
Adjusted OIBDA	$106.3	$113.6	(6)	$293.0	$300.2	(2)

(a)
Same-site revenues are adjusted to exclude revenues attributable to any billboards or transit agreements which were not in place for both periods in their entirety, as a result of new acquisitions, new agreements, divestitures, and non-renewals (“non-comparable revenues”).

Total U.S. revenues decreased $0.2 million and U.S. same-site revenues increased $3.7 million, or 1% in the three months ended September 30, 2014, compared to the same prior-year period. Non-comparable revenues primarily reflect the November 2013 sale of our transit shelter operations in the greater Los Angeles area and the April 2014 non-renewal of an unprofitable contract. Total U.S. revenues increased $14.8 million, or 2%, and U.S. same-site revenues increased $23.8 million, or 3%, in the nine months ended September 30, 2014, compared to the same prior-year period. Total revenue growth was led by increases in the retail, television, healthcare/pharmaceuticals and professional services categories. In each of the three months and nine months ended September 30, 2014 and 2013, we generated approximately 40% of our U.S. revenues from national advertising campaigns.

Revenues from U.S. billboards decreased $0.7 million in the three months ended September 30, 2014, compared to the same prior-year period, reflecting a decline in average revenue per display (yield) attributable to softer market conditions in national advertising, partially offset by stronger local advertising sales and the conversion of traditional static billboard displays to digital billboard displays. Revenues from U.S. billboards increased $9.9 million, or 2%, in the nine months ended September 30, 2014, compared to the same prior-year period, reflecting growth in average revenue per display (yield) attributable to the conversion of traditional static billboard displays to digital billboard displays.

Transit and other revenues in the U.S. increased $0.5 million, or 1%, in the three months ended September 30, 2014 compared to the same prior-year period, reflecting higher revenues from the television and healthcare/pharmaceuticals industries and local sales in the New York metropolitan area, partially offset by lower revenues in 2014 from the beer/liquor industry, the sale of our transit shelter operations in the greater Los Angeles area, the non-renewal of an unprofitable contract and softer market conditions in national advertising. Transit and other revenues in the U.S. increased $4.9 million, or 2%, in the nine months ended September 30, 2014, compared to the same prior-year period, reflecting higher revenues in 2014 from the healthcare/pharmaceuticals and television industries and local sales in the New York metropolitan area, partially offset by lower revenues in 2014 from the beer/liquor industry, the sale of our transit shelter operations in the greater Los Angeles area, the non-renewal of an unprofitable contract and softer market conditions in national advertising.

U.S. operating and SG&A expenses increased $5.4 million and $1.7 million, or 4% and 5%, respectively, in the three months ended September 30, 2014, compared to the same prior-year period, primarily due to incremental stand-alone costs of $2.7 million, increased compensation-related expenses and higher transit franchise expenses due to the increase in transit revenues. U.S. operating and SG&A expenses increased $9.7 million and $12.3 million, or 2% and 12%, respectively, in the nine months ended September 30, 2014, compared to the same prior-year period, primarily due to incremental stand-alone costs, a higher provision for bad debt relative to last year, as 2013 benefited from an improved trend in receivable collections, increased compensation-related expenses, higher transit franchise expenses due to the increase in transit revenues, and the timing of accruals, principally in the New York market, compared to the corresponding prior-year periods.

U.S. Adjusted OIBDA decreased $7.3 million in the three months ended September 30, 2014, compared to the same prior-year period, while the three months ended September 30, 2014, includes $2.7 million of incremental stand-alone costs. Adjusted OIBDA margin decreased to 36% in the three months ended September 30, 2014, from 38% in the same prior-year period. U.S. Adjusted OIBDA decreased $7.2 million in the nine months ended September 30, 2014, compared to the same prior-year period, as the nine months ended September 30, 2014, includes $5.6 million of incremental stand-alone costs. Adjusted OIBDA margin decreased to 35% in the nine months ended September 30, 2014, from 36% in the same prior-year period.

International

				(in constant dollars)(b)					(in constant dollars)(b)
				Three					Nine
				Months					Months
	Three Months Ended			Ended		Nine Months Ended			Ended
(in millions, except	September 30,		%	September 30,	%	September 30,		%	September 30,	%
percentages)	2014	2013	Change	2013	Change	2014	2013	Change	2013	Change
Revenues:
Billboard	$31.3	$32.5	(4)%	$30.8	2%	$90.5	$96.0	(6)%	$88.8	2%
Transit and other	8.9	9.2	(3)	8.6	3	25.9	26.5	(2)	24.3	7
Total revenues	$40.2	$41.7	(4)	$39.4	2	$116.4	$122.5	(5)	$113.1	3

Same-site revenues(a)	$40.2	$41.7	(4)			$116.4	$122.5	(5)
Non-comparable revenues	—	—	*			—	—	*
Total revenues	$40.2	$41.7	(4)			$116.4	$122.5	(5)

Canada	$21.6	$22.8	(5)	$21.8	(1)	$62.6	$63.4	(1)	$59.5	5
Latin America	18.6	18.9	(2)	17.6	6	53.8	59.1	(9)	53.6	—
Total revenues	40.2	41.7	(4)	39.4	2	116.4	122.5	(5)	113.1	3
Operating expenses	(26.1)	(25.2)	4	(24.3)	7	(76.5)	(78.4)	(2)	(72.2)	6
SG&A expenses	(7.8)	(8.6)	(9)	(7.3)	7	(23.0)	(24.1)	(5)	(21.4)	7
Adjusted OIBDA	$6.3	$7.9	(20)	$7.8	(19)	$16.9	$20.0	(16)	$19.5	(13)

Operating income (loss)	$(0.7)	$0.6	(217)			$(3.8)	$(1.9)	100
Net (gain) loss on dispositions	—	0.1	*			(0.1)	0.2	*
Depreciation and amortization	7.0	7.2	(3)			20.8	21.7	(4)
Adjusted OIBDA	$6.3	$7.9	(20)			$16.9	$20.0	(16)

*	Calculation is not meaningful.

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

Total international revenues decreased $1.5 million, or 4%, in the three months ended September 30, 2014, compared to the same prior-year period, reflecting the negative impact of foreign exchange. In constant dollars, total international revenues increased 2%, driven by an increase in Latin America of 6%, partially offset by a decrease in Canada of 1%. Total international revenues decreased $6.1 million, or 5%, in the nine months ended September 30, 2014, compared to the same prior-year period, reflecting the negative impact of foreign exchange. In constant dollars, total international revenues increased 3%, driven by an increase in Canada of 5%.

International operating expenses increased $0.9 million, or 4%, in the three months ended September 30, 2014, compared to the same prior-year period, due primarily to an increase in billboard property and transit franchise lease costs in South America, partially offset by the impact of foreign exchange rates. International SG&A expenses decreased $0.8 million, or 9%, in the three months ended September 30, 2014, compared to the prior-year period, primarily driven by the impact of foreign exchange rate changes, partially offset by higher compensation-related expenses and a higher provision for bad debt relative to last year, as 2013 benefited from an improved trend in receivable collections. International operating expenses decreased $1.9 million, or 2%, in the nine months ended September 30, 2014, compared to the same prior-year period, driven by the impact of foreign exchange rates, partially offset by an increase in billboard property and transit franchise lease costs in Canada and South America. International SG&A expenses decreased $1.1 million, or 5%, compared to the prior-year period, primarily driven by the impact of foreign exchange rate changes, partially offset higher compensation-related expenses and commissions.

International Adjusted OIBDA decreased $1.6 million, or 20%, in the three months ended September 30, 2014, compared to the same prior-year period, driven by higher expenses, on a constant dollar basis. In constant dollars, international Adjusted OIBDA decreased $1.5 million in the three months ended September 30, 2014, or 19%, compared to the same prior-year period. International Adjusted OIBDA decreased $3.1 million, or 16%, in the nine months ended September 30, 2014, compared to the same prior-year period, driven by the decrease in revenues and higher expenses, both on a constant dollar basis. In constant dollars, international Adjusted OIBDA decreased $2.6 million in the nine months ended September 30, 2014, or 13%, compared to the same prior-year period.

Corporate

Corporate expenses primarily include expenses associated with employees who provide centralized services. Corporate expenses, excluding restructuring charges, costs related to the Acquisition and stock-based compensation, were $5.7 million in the three months ended September 30, 2014 and $5.4 million in the same prior-year period, reflecting incremental stand-alone costs of $2.5 million, partially offset by lower costs associated with our conversion to a REIT. Corporate expenses, excluding restructuring charges, costs related to the Acquisition and stock-based compensation, were $17.1 million in the nine months ended September 30, 2014 and $15.6 million in the same prior-year period, reflecting incremental stand-alone costs of $8.6 million, partially offset by lower costs associated with our conversion to a REIT.

Liquidity and Capital Resources

	As of
(in millions, except percentages)	September 30, 2014	December 31, 2013	% Change
Assets:
Cash and cash equivalents	$272.2	$29.8	*%
Receivables, less allowance ($14.9 in 2014 and $15.7 in 2013)	175.6	178.8	(2)
Deferred income tax assets, net	2.0	24.5	(92)
Prepaid lease and transit franchise costs	75.9	62.7	21
Other prepaid expenses	22.7	15.5	46
Other current assets	12.4	5.9	110
Total current assets	$560.8	$317.2	77
Liabilities:
Accounts payable	$54.3	$80.0	(32)
Accrued compensation	28.4	28.2	1
Accrued interest	28.4	0.1	*
Accrued lease costs	18.1	17.7	2
Other accrued expenses	42.6	37.7	13
Deferred revenues	25.7	22.9	12
Other current liabilities	40.4	25.6	58
Total current liabilities	$237.9	$212.2	12
Working capital	$322.9	$105.0	*

*	Calculation is not meaningful.

We continually project anticipated cash requirements for our operating, investing and financing needs as well as cash flows generated from operating activities available to meet these needs. Our short-term cash requirements primarily include payments for operating leases, franchise rights, capital expenditures, interest and dividends. Funding for short-term cash needs will come primarily from our cash on hand, operating cash flows and borrowing capacity under our Revolving Credit Facility (as defined below). Additionally, our short-term cash requirements will also include the E&P Purge. Funding for the cash portion of the E&P Purge will come from the $100.0 million retained by us from our IPO proceeds and $9.5 million to be transferred to us from CBS to cover the higher final cash amount due.

In addition, as part of our growth strategy, we frequently evaluate strategic opportunities to acquire new businesses and assets. Consistent with this strategy, we regularly evaluate potential acquisitions, ranging from small “tuck-in” transactions to larger acquisitions, which transactions could be funded through cash on hand, additional borrowings, equity or other securities, or some combination thereof. On October 1, 2014, we completed the Acquisition. The Acquisition was funded with the net proceeds from the issuance and sale of the New Senior Notes (as defined below) and cash on hand. In the second quarter of 2014, we announced an agreement for a “tuck-in” acquisition of advertising structures in the city of Chicago, Illinois, and the surrounding metropolitan area. We expect to complete this transaction and four smaller tuck-in acquisitions during the fourth quarter of 2014 for a total purchase price of approximately $20.0 million.

Our long-term cash needs include principal payments on outstanding indebtedness. Funding for long-term cash needs will come from our cash on hand, operating cash flows, our ability to issue debt and equity securities, and borrowing capacity under our Revolving Credit Facility.

As of September 30, 2014, we had indebtedness of $1.6 billion. On October 1, 2014, in connection with the Acquisition, we incurred additional indebtedness of $600.0 million.

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

On April 2, 2014, we completed an IPO of 23,000,000 shares of our common stock, including 3,000,000 shares of our common stock sold pursuant to the underwriters’ option to purchase additional shares, at a price of $28.00 per share for total net proceeds, after underwriting discounts and commissions, of $615.0 million. Of the total net proceeds, $515.0 million was transferred to a wholly owned subsidiary of CBS as partial consideration for the contribution of the entities comprising CBS’ Outdoor Americas operating segment to us. The remaining $100.0 million was retained by us and will be applied to the cash portion of the E&P Purge to our stockholders.

On October 29, 2014, we announced that our board of directors approved a quarterly dividend of $0.37 per share. The dividend is payable on December 15, 2014, to stockholders of record of our common stock on November 18, 2014.

On October 29, 2014, our board of directors approved a special dividend of approximately $547.7 million to our stockholders in connection with our conversion to a REIT. The special dividend is payable on December 31, 2014, to stockholders of record on November 20, 2014. The special dividend is the E&P Purge. Stockholders will have the option to elect to receive their special dividend in all cash or all stock. However, the aggregate amount of cash to be distributed will be approximately $109.5 million. As stated in the “Overview: Our Initial Public Offering” section of this MD&A, a portion ($100.0 million) of the IPO proceeds was retained by us and will be applied to the cash portion of the E&P Purge. CBS will transfer the balance of the cash portion of the E&P Purge (approximately $9.5 million) to us prior to the special dividend to stockholders.

Debt

Long-term debt consists of the following:

	As of
(in millions, except percentages)	September 30, 2014	December 31, 2013
Term loan, due 2021	$798.2	$—
Senior unsecured notes:
5.250% senior unsecured notes, due 2022	400.0	—
5.625% senior unsecured notes, due 2024	400.0	—
Total senior unsecured notes	800.0	—
Total long-term debt	$1,598.2	$—

Weighted average cost of debt	4.2%	—%

	Payments Due by Period
(in millions)	Total	2014	2015-2016	2017-2018	2019 and thereafter
Long-term debt	$1,600.0	$—	$—	$—	$1,600.0
Interest	563.3	52.6	135.7	135.7	239.3
Total	$2,163.3	$52.6	$135.7	$135.7	$1,839.3

Term Loan

On January 31, 2014, two of our wholly owned subsidiaries, CBS Outdoor Americas Capital LLC (“Capital LLC”) and CBS Outdoor Americas Capital Corporation (“Finance Corp,” and together with Capital LLC, the “Borrowers”), borrowed $800.0 million under a term loan due in 2021 (the “Term Loan,” together with the Revolving Credit Facility (as defined below), the “Senior Credit Facilities”). The Senior Credit Facilities are governed by a credit agreement, dated as of January 31, 2014 (the “Credit Agreement”). The Term Loan is unconditionally guaranteed by us and our material existing and future direct and indirect wholly owned domestic subsidiaries (except the Borrowers), subject to certain exceptions. The Term Loan is secured, subject to certain exceptions, by substantially all of the assets of the Borrowers and the guarantors, including a first-priority pledge of all the capital stock of our subsidiaries directly held by the Borrowers and the guarantors under the Term Loan.

The Term Loan bears interest at a rate per annum equal to 2.25% plus the greater of the London Interbank Offered Rate (“LIBOR”) or 0.75%. The interest rate on the Term Loan was 3.00% per annum as of September 30, 2014. Interest on the term loan is payable at the end of each LIBOR period, but in no event less frequently than quarterly. The Term Loan was issued at a discount which we are amortizing through Interest expense on the Consolidated Statement of Operations over the life of the Term Loan. As of September 30, 2014, $1.8 million remains unamortized.

Senior Unsecured Notes

On January 31, 2014, the Borrowers issued $400.0 million aggregate principal amount of 5.250% Senior Unsecured Notes due 2022 and $400.0 million aggregate principal amount of 5.625% Senior Unsecured Notes due 2024 (together, the “Senior Notes”) in a private placement. The Senior Notes are fully and unconditionally guaranteed on a senior unsecured basis by the Company and each of its direct and indirect domestic subsidiaries that guarantee the Senior Credit Facilities. Interest on the Senior Notes is payable on May 15 and November 15 of each year.

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

Pursuant to a registration rights agreement dated January 31, 2014, we and the Borrowers have agreed to use commercially reasonable efforts to cause a registration statement to become effective with the SEC by January 31, 2015, related to an offer to exchange the Senior Notes for registered Senior Notes having substantially identical terms, or, in certain cases, to register the Senior Notes for resale. If we and the Borrowers do not register or exchange the Senior Notes pursuant to the terms of the registration rights agreement, the Borrowers will be required to pay additional interest to the holders of the Senior Notes under certain circumstances.

New Senior Unsecured Notes

On October 1, 2014, the Borrowers issued $150.0 million aggregate principal amount of 5.250% Senior Unsecured Notes due 2022 (the “New 2022 Senior Notes”) in a private placement. The New 2022 Senior Notes are of the same class and series as, and otherwise identical to, the 5.250% Senior Unsecured Notes due 2022 that were previously issued by the Borrowers on January 31, 2014, (see—Senior Unsecured Notes above). Interest on the New 2022 Senior Notes is payable on May 15 and November 15 of each year, beginning on November 15, 2014. The New 2022 Senior Notes were issued at a discount of $0.8 million, which we will amortize through Interest expense on the Consolidated Statement of Operations over the life of the New 2022 Senior Notes.

On October 1, 2014, the Borrowers also issued $450.0 million aggregate principal amount of 5.875% Senior Unsecured Notes due 2025 (the “2025 Senior Notes,” together with the “New 2022 Senior Notes,” the “New Senior Notes”) in a private placement. The New Senior Notes are fully and unconditionally guaranteed on a senior unsecured basis by the Company and each of its direct and indirect wholly owned domestic subsidiaries that guarantee the Senior Credit Facilities. Interest on the 2025 Senior Notes is payable on March 15 and September 15 of each year, beginning on March 15, 2015.

On or after February 15, 2017, the Borrowers may redeem at any time, or from time to time, some or all of the New 2022 Senior Notes and on or after September 15, 2019, the Borrowers may redeem at any time, or from time to time, some or all of the 2025 Senior Notes. Prior to such dates, the Borrowers may redeem some or all of the New Senior Notes subject to a customary make-whole premium. In addition, prior to February 15, 2017, the Borrowers may redeem up to 35% of the aggregate principal amount of the New 2022 Senior Notes and prior to September 15, 2017, the Borrowers may redeem up to 35% of the aggregate principal amount of the 2025 Senior Notes with the proceeds of certain equity offerings.

Pursuant to a registration rights agreement dated October 1, 2014, we and the Borrowers have agreed to use commercially reasonable efforts to cause a registration statement to become effective with the SEC by October 1, 2015, related to an offer to exchange the New Senior Notes for registered New Senior Notes having substantially identical terms, or, in certain cases, to register the New Senior Notes for resale. If we and the Borrowers do not register or exchange the New Senior Notes pursuant to the terms of the registration rights agreement, the Borrowers will be required to pay additional interest to the holders of the New Senior Notes under certain circumstances.

Revolving Credit Facility

On January 31, 2014, the Borrowers also entered into a $425.0 million Revolving Credit Facility, which matures in 2019 (the “Revolving Credit Facility”). Borrowing rates under the Revolving Credit Facility are based on LIBOR plus a margin based on our Consolidated Net Secured Leverage Ratio, which is the ratio of (i) our consolidated secured debt (less up to $150.0 million of unrestricted cash) to (ii) our Consolidated EBITDA (as defined in the Credit Agreement) for the trailing four consecutive quarters. Interest on the Revolving Credit Facility is payable at the end of each LIBOR period, but in no event less frequently than quarterly. The commitment fee based on the amount of unused commitments under the Revolving Credit Facility in the nine months ended September 30, 2014, was $1.4 million. As of September 30, 2014, there were no outstanding borrowings under the Revolving Credit Facility. As of September 30, 2014, we had issued letters of credit totaling approximately $20.5 million against the Revolving Credit Facility. The Revolving Credit Facility is unconditionally guaranteed by us and our material existing and future direct and indirect wholly owned domestic subsidiaries (except the Borrowers), subject to certain exceptions. The Revolving Credit Facility is secured, subject to certain exceptions, by substantially all of the assets of the Borrowers and the guarantors, including a first-priority pledge of all the capital stock of our subsidiaries directly held by the Borrowers and the guarantors under the Revolving Credit Facility.

The Credit Agreement contains certain customary affirmative and negative covenants. As of September 30, 2014, the terms of the Revolving Credit Facility require that as an entity being taxed as a REIT, we will be required to maintain a Maximum Consolidated Net Secured Leverage Ratio of no greater than 4.0 to 1.0. As of September 30, 2014, our Maximum Consolidated Net Secured Leverage Ratio was 1.6 to 1.0. The Credit Agreement requires, in connection with the incurrence of certain indebtedness, that we maintain a Consolidated Total Leverage Ratio, which is the ratio of our consolidated total debt to our Consolidated EBITDA for the trailing four consecutive quarters, of no greater than 6.0 to 1.0. As of September 30, 2014, our Consolidated Total Leverage Ratio was 3.9 to 1.0.

Letter of Credit Facility

On January 31, 2014, the Borrowers also entered into a letter of credit facility, pursuant to which we may obtain letters of credit from time to time in an aggregate outstanding face amount of up to $80.0 million. After the first year, the letter of credit facility will automatically extend for successive one-year periods unless either the Borrowers or the issuing bank under it elect not to extend it. The letter of credit facility is unconditionally guaranteed by us and our material existing and future direct and indirect wholly owned domestic subsidiaries (except the Borrowers), subject to certain exceptions, and is secured on an equal and ratable basis by the same collateral that secure the Senior Credit Facilities.The fee under the letter of credit facility in the three months and nine months ended September 30, 2014, was immaterial. On October 1, 2014, we issued letters of credit totaling approximately $10.2 million related to operations of the Acquired Business against the letter of credit facility.

Deferred Financing Costs

We deferred $29.3 million in fees and expenses associated with the Senior Credit Facilities, Senior Notes and letter of credit facility, which are included in Other current assets and Other Assets on the Consolidated Statement of Financial Position. We are amortizing the deferred fees through Interest expense on the Consolidated Statement of Operations over the term of each debt facility.

On October 1, 2014, we deferred $10.8 million of fees and expenses associated with the New Senior Notes. We will amortize the deferred fees through Interest expense on the Consolidated Statement of Operations over the term of each debt facility. As of September 30, 2014, we had accrued $1.6 million of deferred financing costs associated with the New Senior Notes.

Use of Proceeds

On January 31, 2014, we transferred approximately $1.5 billion of the combined proceeds from the Term Loan and the Senior Notes to a wholly owned subsidiary of CBS, which is an amount equal to the net proceeds from the total indebtedness less $50.0 million, which remained with us for general corporate purposes.

The net proceeds from the issuance and sale of the New Senior Notes, together with cash on hand, were used to fund the Acquisition, which was completed on October 1, 2014.

Cash Flows

We have revised the previously reported condensed consolidated Statement of Cash Flows for the nine months ended September 30, 2013. In prior periods, non-cash purchases of property and equipment were previously included within capital expenditures. The revision increased Net cash used in investing activities and increased Net cash provided by operating activities by $13.8 million for the nine months ended September 30, 2013. We do not believe that these misclassifications were material to the previously reported interim or annual financial statements. The above adjustments had no effect on previously reported Statements of Operations, Statements of Financial Position or Statements of Invested Equity/Stockholders' Equity. The impacted prior periods will be revised as they are presented in future filings.

The following table sets forth our cash flows in the nine months ended September 30, 2014 and 2013.

	Nine Months Ended
	September 30,		%
(in millions, except percentages)	2014	2013	Change
Cash provided by operating activities	$184.5	$178.7	3%
Cash used for investing activities	(41.3)	(41.1)	—
Cash provided by (used for) financing activities	100.4	(133.1)	*
Effect of exchange rate changes on cash and cash equivalents	(1.2)	(0.6)	100
Net increase to cash and cash equivalents	$242.4	$3.9	*

*	Calculation is not meaningful.

Cash provided by operating activities increased $5.8 million in the nine months ended September 30, 2014, compared to the same prior-year period, principally driven by interest accrued on the 2014 debt borrowings and the timing of tax payments, partially offset by lower net income.

Prior to the Separation, we were a part of the consolidated federal and certain state and local income tax returns filed by CBS. Our assumed income tax payments reflected in the Condensed Consolidated Statements of Cash Flows were prepared as if these amounts were calculated on a separate tax return basis, with us as the taxpayer. After the Separation, we began operating in a manner that will allow us to qualify as a REIT for U.S. federal income tax purposes for the tax year commencing July 17, 2014, and ending December 31, 2014. Assumed cash payments for income taxes were $31.4 million in the nine months ended September 30, 2014. Assumed cash payments for income taxes of $75.3 million in the nine months ended September 30, 2013, include operating cash taxes of $80.8 million, offset by excess tax benefits from stock-based compensation of $5.5 million, which are presented as cash flows from financing activities.

Cash used for investing activities increased $0.2 million in the nine months ended September 30, 2014, compared to the same prior-year period. In the nine months ended September 30, 2014, we incurred $43.6 million in capital expenditures and received $2.3 million in proceeds from dispositions. In the nine months ended September 30, 2013, we incurred $41.5 million in capital expenditures and received proceeds from dispositions of $11.1 million, which was partially offset by payments for acquisitions of $10.7 million related to the disposition of most of our billboards in Salt Lake City in exchange for billboards in New Jersey.

The following table presents our capital expenditures in the nine months ended September 30, 2014 and 2013.

	Nine Months Ended
	September 30,		%
(in millions, except percentages)	2014	2013	Change
Growth	$28.2	$27.3	3%
Maintenance	15.4	14.2	8
Total capital expenditures	$43.6	$41.5	5

Capital expenditures increased $2.1 million, or 5%, in the nine months ended September 30, 2014, compared to the same prior-year period, driven by growth in digital billboard displays and increased investments in information technology.

For the full year of 2014, we expect our capital expenditures to be approximately $65.0 million, which will be used primarily for growth in digital billboard displays, to improve the quality or extend the life of our U.S. billboards, to change our imprints in connection with our new brand “OUTFRONT media” and to renovate certain office facilities.

Cash provided by financing activities was $100.4 million in the nine months ended September 30, 2014, compared to Cash used for financing activities of $133.1 million in the same prior-year period. In the nine months ended September 30, 2014, we retained $100.0 million related to our IPO in the second quarter of 2014, retained $50.0 million related to the incurrence of $1.6 billion of indebtedness on January 31, 2014, received $39.8 million of net capital contributions from CBS and paid dividends of $88.8 million. In the nine months ended September 30, 2013, we made a net capital distribution to CBS of $138.6 million, which was partially offset by an excess tax benefit from stock-based compensation of $5.5 million.

Off-Balance Sheet Arrangements

We have indemnification obligations with respect to letters of credit and surety bonds primarily used as security against non-performance in the normal course of business. The outstanding letters of credit and surety bonds approximated $99.3 million as of September 30, 2014, of which none was indemnified by CBS, and $78.3 million as of December 31, 2013, all of which was indemnified by CBS, and were not recorded on the Consolidated Statements of Financial Position.

Accounting Standards

Adoption of New Accounting Standards

Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists

During the nine months ended September 30, 2014, we adopted the FASB’s guidance on the presentation of the reserve for uncertain tax positions when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. This guidance requires the reserve for uncertain tax positions to be presented in the financial statements as a reduction to the deferred tax asset for a tax loss or other tax carryforward that would be applied in the settlement of the uncertain tax position. This guidance did not have a material effect on our consolidated financial statements.

Obligations Resulting from Joint and Several Liability Arrangements

During the nine months ended September 30, 2014, we adopted FASB guidance on the recognition, measurement and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date. Under this guidance, we are required to measure our obligations under such arrangements as the sum of the amount we agreed to pay in the arrangement among our co-obligors and any additional amount we expect to pay on behalf of our co-obligors. We are also required to disclose the nature and amount of the obligation. This guidance did not have a material effect on our consolidated financial statements.

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

We have made statements in this MD&A and other sections of this Quarterly Report on Form 10-Q that are forward-looking statements within the meaning of the federal securities laws, including the Private Securities Litigation Reform Act of 1995. You can identify forward-looking statements by the use of forward-looking terminology such as “believes,” “expects,” “could,” “would,” “may,” “might,” “will,” “should,” “seeks,” “likely,” “intends,” “plans,” “projects,” “predicts,” “estimates” or “anticipates” or the negative of these words and phrases or similar words or phrases that are predictions of or indicate future events or trends and that do not relate solely to historical matters. You can also identify forward-looking statements by discussions of strategy, plans or intentions related to our REIT status and our capital resources, portfolio performance and results of operations.

Forward-looking statements involve numerous risks and uncertainties and you should not rely on them as predictions of future events. Forward-looking statements depend on assumptions, data or methods that may be incorrect or imprecise and may not be able to be realized. We do not guarantee that the transactions and events described will happen as described (or that they will happen at all). The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:

•	Adjustments to the amount of the E&P Purge that could require an additional dividend to complete the Company’s accumulated earnings and profits distribution in accordance with REIT requirements;

•	The expected timing of completing our re-branding;

•	The anticipated benefits associated with our re-branding may not be realized;

•	Integrating the Acquired Business may be more difficult, costly or time consuming than expected and the anticipated benefits and cost savings of the Acquisition may not be fully realized;

•	Unknown risks inherent in the Acquisition, or certain assumptions with respect to the Acquired Business that may prove to be inaccurate;

•	Declines in advertising and general economic conditions;

•	Competition;

•	Government regulation;

•	Our inability to increase the number of digital advertising displays in our portfolio;

•	Taxes, fees and registration requirements;

•	Our ability to obtain and renew key municipal concessions on favorable terms;

•	Decreased government compensation for the removal of lawful billboards;

•	Content-based restrictions on outdoor advertising;

•	Environmental, health and safety laws and regulations;

•	Seasonal variations;

•	Risks related to future acquisitions and other strategic transactions;

•	Time and resources to comply with rules and regulations as a stand-alone public company;

•	Incremental costs incurred as a stand-alone public company;

•	Dependence on our management team and advertising executives;

•	The ability of our board of directors to cause us to issue additional shares of stock without stockholder approval;

•	Certain provisions of Maryland law may limit the ability of a third party to acquire control of us;

•	Our rights and the rights of our stockholders to take action against our directors and officers are limited;

•	Our substantial indebtedness;

•	Restrictions in the agreements governing our indebtedness;

•	Incurrence of additional debt;

•	Interest rate risk exposure from our variable-rate indebtedness;

•	Our ability to generate cash to service our indebtedness;

•	We may not realize the expected benefits of the Separation;

•	Hedging transactions;

•	Establishing an operating partnership;

•	Asset impairment charges for goodwill;

•	Diverse risks in our international business;

•	A breach of our security measures;

•	We have a limited right to use the CBS mark and logo;

•	The financial information included in our filings with the SEC may not be a reliable indicator of our future results;

•	Cash available for distributions;

•	Legislative, administrative, regulatory or other actions affecting REITs, including positions taken by the IRS;

•	Our failure to remain qualified to be taxed as a REIT;

•	REIT ownership limits;

•	Dividends payable by REITs generally do not qualify for the reduced tax rates available for some dividends;

•	REIT distribution requirements;

•	Availability of external sources of capital;

•	We may face other tax liabilities even if we remain qualified to be taxed as a REIT;

•	Complying with REIT requirements may cause us to liquidate investments or forgo otherwise attractive opportunities;

•	Our ability to contribute certain contracts to a taxable REIT subsidiary (“TRS”);

•	Our planned use of TRSs may cause us to fail to remain qualified to be taxed as a REIT;

•	Our ability to hedge effectively;

•	Stock price fluctuations resulting from sales of our common stock to cover taxes owed on dividends;

•	Failure to meet the REIT income tests as a result of receiving non-qualifying income;

•	Even if we remain qualified to be taxed as a REIT, and we sell assets, we could be subject to tax on any unrealized net built-in gains in the assets held before electing to be treated as a REIT;

•	The IRS may deem the gains from sales of our outdoor advertising assets to be subject to a 100% prohibited transaction tax;

•	Our lack of an operating history as a REIT; and

•
We may not be able to engage in desirable strategic or capital-raising transactions as a result of the Separation, and we could be liable for adverse tax consequences resulting from engaging in significant strategic or capital-raising transactions.

While forward-looking statements reflect our good-faith beliefs, they are not guarantees of future performance. All forward-looking statements in this Quarterly Report on Form 10-Q apply as of the date of this report or as of the date they were made and, except as required by applicable law, we disclaim any obligation to publicly update or revise any forward-looking statement to reflect changes in underlying assumptions or factors of new information, data or methods, future events or other changes. For a further discussion of these and other factors that could impact our future results, performance or transactions, see the sections entitled “Risk Factors” in this Quarterly Report on Form 10-Q, in our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2014, and in our prospectus filed with the SEC on July 7, 2014. We note these factors for investors as permitted by the Private Securities Litigation Reform Act of 1995. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider any such list to be a complete set of all potential risks or uncertainties.

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

We do not currently use derivatives or other financial instruments to mitigate our exposure to commodity price risk. However, we do enter into contracts with commodity providers to limit our exposure to commodity price fluctuations. For the year ended December 31, 2013, such contracts accounted for 7.8% of our total utility costs. As of September 30, 2014, we had an active electricity purchase agreement with fixed contract rates for locations throughout Texas, which expires in July 2018.

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

Interest Rate Risk

We are subject to interest rate risk to the extent we have variable-rate debt outstanding including under our Senior Credit Facilities. As of September 30, 2014, we had an $800.0 million variable-rate Term Loan due 2021 outstanding, which has an interest rate of 3.0% per year. An increase or decrease of 1/8% in our interest rate on the Term Loan will change our annualized interest expense by approximately $1.0 million. We do not currently use derivatives or other financial instruments to mitigate interest rate risk, although we may do so in the future.

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

Item 1A. Risk Factors.

We have disclosed the risk factors affecting our business, results of operations and financial condition in the section entitled “Risk Factors” on our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2014, and in our prospectus filed with the SEC on July 7, 2014. There have been no material changes from the risk factors previously disclosed.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On March 27, 2014, our registration statement on Form S-11 (File No. 333-189643) related to our initial public offering of 20,000,000 shares of our common stock (the “IPO”) was declared effective by the Securities and Exchange Commission (the “SEC”) and on March 28, 2014, we began trading on the New York Stock Exchange. On March 28, 2014, the underwriters (represented by Goldman, Sachs & Co., J.P. Morgan Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Morgan Stanley & Co. LLC) exercised their option to purchase additional shares of our common stock at the IPO price, resulting in the issuance of 3,000,000 additional shares of our common stock. On April 2, 2014, we completed the IPO, and the issuance of shares pursuant to the exercise of the underwriters’ option to purchase additional shares, at a price of $28.00 per share for net proceeds of $615.0 million, after deducting underwriting discounts and commissions of $29.0 million. Of the total net proceeds, $515.0 million was transferred to a wholly owned subsidiary of CBS as partial consideration for the contribution of the entities comprising CBS’s Outdoor Americas operating segment to us. The remaining $100.0 million was retained by us and will be applied to the cash portion of the special dividend in connection with our conversion to a REIT to our stockholders of historical earnings and profits as of July 17, 2014, the date we began operating as a REIT for U.S. federal income tax purposes (the “E&P Purge”). The special dividend is payable on December 31, 2014. CBS will fund the $9.5 million difference between the cash portion of the special dividend and the $100.0 million retained by us prior to payment of the E&P Purge.

(in millions, except per share amounts)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Remaining Authorizations
July 1, 2014 through July 31, 2014	—	—	—	—
August 1, 2014 through August 31, 2014	—	—	—	—
September 1, 2014 through September 30, 2014	—	—	—	—
Total	—	—	—	—

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
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Date: November 7, 2014

EXHIBIT INDEX

Exhibit Number	Description

2.1
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

4.3
Indenture, dated as of October 1, 2014, by and among CBS Outdoor Americas Capital LLC, CBS Outdoor Americas Capital Corporation, the guarantors named therein and Deutsche Bank Trust Company Americas (incorporated herein by reference to Exhibit 4.1 to CBS Outdoor Americas Inc.’s Current Report on Form 8-K, filed on October 2, 2014).

4.4
First Supplemental Indenture, dated as of October 1, 2014, by and among CBS Outdoor Americas Capital LLC, CBS Outdoor Americas Capital Corporation, the guarantors named therein and Deutsche Bank Trust Company Americas (incorporated herein by reference to Exhibit 4.2 to CBS Outdoor Americas Inc.’s Current Report on Form 8-K, filed on October 2, 2014).

10.1
Registration Rights Agreement, dated as of October 1, 2014, by and among CBS Outdoor Americas Capital LLC, CBS Outdoor Americas Capital Corporation, the guarantors named therein and Wells Fargo Securities, LLC and Goldman, Sachs & Co. (incorporated herein by reference to Exhibit 10.1 to CBS Outdoor Americas Inc.’s Current Report on Form 8-K, filed on October 2, 2014).

10.2	Employment Agreement with Andy Sriubas, dated as of July 28, 2014.

10.3
Commitment Letter, dated as of July 20, 2014, between CBS Outdoor Americas Capital LLC, CBS Outdoor Americas Capital Corporation, CBS Outdoor Americas Inc., Wells Fargo Securities, LLC and WF Investment Holdings, LLC (incorporated herein by reference to Exhibit 10.1 to CBS Outdoor Americas Inc.’s Current Report on Form 8-K, filed on July 21, 2014).

10.4
Amended and Restated Transition Services Agreement, dated as of July 16, 2014, by and between CBS Outdoor Americas Inc. and CBS Corporation (incorporated herein by reference to Exhibit 10.1 to CBS Outdoor Americas Inc.’s Current Report on Form 8-K, filed on July 16, 2014).

10.5
Amended and Restated License Agreement, dated as of July 16, 2014, by and between CBS Outdoor Americas Inc. and CBS Broadcasting Inc. (incorporated herein by reference to Exhibit 10.2 to CBS Outdoor Americas Inc.’s Current Report on Form 8-K, filed on July 16, 2014).

31.1	Certification of the Chief Executive Officer of CBS Outdoor Americas Inc. pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of CBS Outdoor Americas Inc. pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer of CBS Outdoor Americas Inc. furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002.

32.2	Certification of the Chief Financial Officer of CBS Outdoor Americas Inc. furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002.

101.INS*	XBRL Instance Document

Exhibit Number	Description

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Calculation Linkbase

101.DEF*	XBRL Taxonomy Definition Document

101.LAB*	XBRL Taxonomy Label Linkbase

101.PRE*	XBRL Taxonomy Presentation Linkbase

*	XBRL information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

+
Schedules, annexes and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish supplementally to the SEC a copy of any omitted schedule, annex or exhibit upon request.