Form 10-Q
period 2015-03-31
OUTFRONT Media Inc.
filed 2015-05-07
CIK 1579877

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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

As of May 5, 2015, the number of shares outstanding of the registrant’s common stock was 137,402,053.

OUTFRONT MEDIA INC.
QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2015

PART 1

Item 1.    Financial Statements.

OUTFRONT Media Inc.
Consolidated Statements of Financial Position
(Unaudited)

	As of
(in millions)	March 31, 2015	December 31, 2014
Assets:
Current assets:
Cash and cash equivalents	$56.0	$28.5
Receivables, less allowance ($13.8 in 2015 and $14.2 in 2014)	201.0	217.5
Deferred income tax assets, net	1.7	2.3
Prepaid lease and transit franchise costs	121.6	68.2
Other prepaid expenses	30.7	26.1
Other current assets	14.9	12.7
Total current assets	425.9	355.3
Property and equipment, net (Note 3)	770.4	782.9
Goodwill	2,146.2	2,154.2
Intangible assets (Note 4)	620.4	633.2
Other assets	94.3	98.0
Total assets	$4,057.2	$4,023.6

Liabilities:
Current liabilities:
Accounts payable	$69.0	$75.2
Accrued compensation	25.8	34.6
Accrued interest	27.3	18.0
Accrued lease costs	25.2	34.4
Other accrued expenses	44.4	47.4
Deferred revenues	33.2	18.6
Other current liabilities	24.4	27.0
Total current liabilities	249.3	255.2
Long-term debt (Note 7)	2,301.7	2,198.3
Deferred income tax liabilities, net	14.6	17.2
Asset retirement obligation (Note 5)	36.4	36.6
Other liabilities	67.2	70.8
Total liabilities	2,669.2	2,578.1

Commitments and contingencies (Note 15)

Stockholders’ equity (Note 8):
Common stock (2015 - 450.0 shares authorized, and 137.2 shares issued
and outstanding; 2014 - 450.0 shares authorized, and 136.6 issued and outstanding)	1.4	1.4
Additional paid-in capital	1,920.6	1,911.2
Distribution in excess of earnings	(430.8)	(377.0)
Accumulated other comprehensive loss	(103.2)	(90.1)
Total stockholders’ equity	1,388.0	1,445.5
Total liabilities and stockholders’ equity	$4,057.2	$4,023.6

See accompanying notes to unaudited consolidated financial statements.

OUTFRONT Media Inc.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended
	March 31,
(in millions, except per share amounts)	2015	2014
Revenues:
Billboard	$246.9	$205.1
Transit and other	97.0	82.8
Total revenues	343.9	287.9
Expenses:
Operating	198.8	163.5
Selling, general and administrative	61.7	50.6
Restructuring charges	0.6	—
Net gain on dispositions	(0.3)	(0.9)
Depreciation	28.7	26.1
Amortization	27.8	21.9
Total expenses	317.3	261.2
Operating income	26.6	26.7
Interest income (expense), net	(27.8)	(12.5)
Other income (expense), net	0.1	(0.5)
Income (loss) before benefit (provision) for income taxes and equity in earnings of investee companies	(1.1)	13.7
Benefit (provision) for income taxes	1.4	(5.9)
Equity in earnings of investee companies, net of tax	0.8	0.6
Net income	$1.1	$8.4

Net income per common share:
Basic	$0.01	$0.09
Diluted	$0.01	$0.09

Weighted average shares outstanding:
Basic	136.9	97.0
Diluted	137.6	97.0

Dividends declared per common share	$0.40	$—

See accompanying notes to unaudited consolidated financial statements.

OUTFRONT Media Inc.
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three months ended
	March 31,
(in millions)	2015	2014
Net income	$1.1	$8.4
Other comprehensive income (loss), net of tax:
Cumulative translation adjustments	(13.3)	1.8
Amortization of net actuarial loss	0.2	0.2
Total other comprehensive income (loss), net of tax	(13.1)	2.0
Total comprehensive income (loss)	$(12.0)	$10.4

See accompanying notes to unaudited consolidated financial statements.

OUTFRONT Media Inc.
Consolidated Statements of Invested Equity/Stockholders’ Equity
(Unaudited)

(in millions, except per share amounts)	Shares of Common Stock	Common Stock ($0.01 per share par value)	Additional Paid-In Capital	Retained Earnings (Distribution in Excess of Earnings)	Invested Capital	Accumulated Other Comprehensive Loss	Total Invested Equity/ Stockholders’ Equity
Balance as of December 31, 2013	—	$—	$—	$—	$2,829.5	$(75.1)	$2,754.4
Net income	—	—	—	7.3	1.1	—	8.4
Other comprehensive income	—	—	—	—	—	2.0	2.0
Conversion to stockholders’ equity	97.0	1.0	2,829.6	—	(2,830.6)	—	—
Distribution of debt proceeds to CBS	—	—	(1,523.8)	—	—	—	(1,523.8)
Net contribution from CBS	—	—	44.5	—	—	—	44.5
Balance as of March 31, 2014	97.0	$1.0	$1,350.3	$7.3	$—	$(73.1)	$1,285.5

Balance as of December 31, 2014	136.6	$1.4	$1,911.2	$(377.0)	$—	$(90.1)	$1,445.5
Net income	—	—	—	1.1	—	—	1.1
Other comprehensive loss	—	—	—	—	—	(13.1)	(13.1)
Stock-based payments:
Vesting of RSUs and PRSUs	0.3	—	—	—	—	—	—
Exercise of stock options	0.2	—	2.0	—	—	—	2.0
Amortization	—	—	4.1	—	—	—	4.1
Shares paid for tax withholding for stock-based payments	(0.1)	—	(3.1)	—	—	—	(3.1)
Distribution to investee company (see Note 8)	0.2	—	6.4	—	—	—	6.4
Dividends ($0.40 per share)	—	—	—	(54.9)	—	—	(54.9)
Balance as of March 31, 2015	137.2	$1.4	$1,920.6	$(430.8)	$—	$(103.2)	$1,388.0

See accompanying notes to unaudited consolidated financial statements.

OUTFRONT Media Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31,
(in millions)	2015	2014
Operating activities:
Net income	$1.1	$8.4
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation and amortization	56.5	48.0
Deferred tax benefit	(0.4)	(6.8)
Stock-based compensation	3.6	1.8
Provision for doubtful accounts	0.8	0.7
Accretion expense	0.6	0.5
Net gain on dispositions	(0.3)	(0.9)
Equity in earnings of investee companies, net of tax	(0.8)	(0.6)
Distributions from investee companies	0.7	3.0
Amortization of deferred financing costs and debt discount	1.5	0.7
Change in assets and liabilities, net of investing and financing activities	(57.5)	(47.0)
Net cash flow provided by operating activities	5.8	7.8

Investing activities:
Capital expenditures	(13.1)	(15.7)
Acquisitions	(9.9)	—
Net proceeds from dispositions	0.7	0.5
Net cash flow used for investing activities	(22.3)	(15.2)

Financing activities:
Proceeds from long-term debt borrowings - term loan and senior notes	—	1,598.0
Proceeds from long-term debt borrowings - new senior notes	103.8	—
Proceeds from borrowings under revolving credit facility	105.0	—
Repayments of borrowings under revolving credit facility	(105.0)	—
Deferred financing costs	(2.2)	(24.3)
Distribution of net debt proceeds to CBS	—	(1,523.8)
Net cash contribution from CBS	—	42.2
Proceeds from stock option exercises	2.0	—
Taxes withheld for stock-based compensation	(3.0)	—
Dividends	(54.9)	—
Other	(0.4)	(0.1)
Net cash flow provided by financing activities	45.3	92.0

Effect of exchange rate changes on cash and cash equivalents	(1.3)	(0.5)
Net increase in cash and cash equivalents	27.5	84.1
Cash and cash equivalents at beginning of period	28.5	29.8
Cash and cash equivalents at end of period	$56.0	$113.9

OUTFRONT Media Inc.
Condensed Consolidated Statements of Cash Flows (Continued)
(Unaudited)

	Three Months Ended
	March 31,
(in millions)	2015	2014
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$1.3	$4.8
Cash paid for interest	19.2	—

Non-cash investing and financing activities:
Accrued purchases of property and equipment	0.5	5.3
Issuance of stock for purchase of property and equipment	6.4	—

See accompanying notes to unaudited consolidated financial statements.

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)

Note 1. Description of Business and Basis of Presentation

Description of Business

OUTFRONT Media Inc. (the “Company”) and its subsidiaries (collectively, “we,” “us” or “our”) provides advertising space (“displays”) on out-of-home advertising structures and sites in the U.S., Canada and Latin America. Our portfolio includes billboard displays, which are predominantly located in densely populated major metropolitan areas and along high-traffic expressways and major commuting routes. We also have a number of exclusive multi-year contracts to operate advertising displays in municipal transit systems. We have displays in all of the 25 largest markets in the U.S. and over 180 markets across the U.S., Canada and Latin America. We manage our business through two segments - United States (“U.S.”) and International.

As of July 17, 2014, we began operating in a manner that will allow us to qualify as a real estate investment trust (“REIT”) for U.S. federal income tax purposes.

Basis of Presentation and Use of Estimates

The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules of the Securities and Exchange Commission (the “SEC”). In the opinion of our management, the accompanying unaudited financial statements reflect all adjustments, consisting of normal and recurring adjustments, necessary for a fair presentation of our financial position, results of operations and cash flows for the periods presented. Certain previously reported amounts within Revenues have been reclassified to conform with the current presentation. The impact of the reclassification is a reduction in “Billboard” revenues of $2.6 million and a corresponding increase in “Transit and other” revenues of $2.6 million for the three months ended March 31, 2014. These financial statements should be read in conjunction with the more detailed financial statements and notes thereto, included in our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on March 6, 2015.

We have revised the previously reported Condensed Consolidated Statement of Cash Flows for three months ended March 31, 2014. Historically, non-cash purchases of property and equipment were previously included within capital expenditures. The revision increased Net cash used in investing activities and increased Net cash provided by operating activities by $7.5 million for the three months ended March 31, 2014. We do not believe that these misclassifications were material to the previously reported interim financial statements. The above adjustments had no effect on previously reported Statements of Operations, Statements of Financial Position or Statements of Invested Equity/Stockholders' Equity.

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities as of the date of the financial statements, and the reported amount of revenues and expenses during the reporting period. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Note 2. New Accounting Standards

Adoption of New Accounting Standards

Service Concession Arrangements

During the first quarter of 2015, we adopted the Financial Accounting Standards Board’s (the “FASB’s”) guidance on the accounting for service concession arrangements with public sector entities. This guidance specifies that an operating entity should not account for a service concession arrangement as a lease and the infrastructure used in a service concession arrangement should not be recognized as property, plant and equipment. This guidance applies when the public sector entity controls the services that the operating entity must provide within the infrastructure and also controls any residual interest in the infrastructure at the end of the term of the arrangement. This guidance did not have a material effect on our financial statements.

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)

Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity

During the first quarter of 2015, we adopted the FASB guidance on reporting discontinued operations and disclosures of disposals of components of an entity. The new guidance changes the requirements, including additional disclosures, for reporting discontinued operations which may include a component of an entity or a group of components of an entity, or a business or nonprofit activity. Under the new guidance, a discontinued operation is defined as a disposal of a component or group of components that is disposed of or is classified as held for sale and represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. This guidance did not have a material effect on our consolidated financial statements.

Recent Pronouncements

Simplifying the Presentation of Debt Issuance Costs

In April 2015, the FASB issued principles-based guidance addressing the recognition of debt issuance costs related to a recognized debt liability. The guidance requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. This guidance is to be applied retrospectively and is effective for interim and annual periods beginning after December 15, 2015. Early adoption is permitted for financial statements that have not been previously issued. We do not expect this guidance to have a material effect on our financial statements.

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

Note 3. Property and Equipment

The table below presents the balances of major classes of assets and accumulated depreciation.

		As of
(in millions)	Estimated Useful Lives	March 31, 2015	December 31, 2014
Land		$92.0	$88.1
Building and improvements	20 to 40 years	46.0	47.0
Advertising structures	5 to 20 years	1,724.0	1,745.6
Furniture, equipment and other	3 to 10 years	78.8	78.1
Construction in progress		21.6	17.1
		1,962.4	1,975.9
Less: accumulated depreciation		1,192.0	1,193.0
Property and equipment, net		$770.4	$782.9

Depreciation expense was $28.7 million for the three months ended March 31, 2015, and $26.1 million for the three months ended March 31, 2014.

Note 4. Intangible Assets

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

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)

Our identifiable intangible assets consist of the following:

(in millions)	Gross	Accumulated Amortization	Net
As of March 31, 2015:
Permits and leasehold agreements	$1,121.8	$(685.3)	$436.5
Franchise agreements	473.7	(325.7)	148.0
Other intangible assets	39.9	(4.0)	35.9
Total intangible assets	$1,635.4	$(1,015.0)	$620.4

As of December 31, 2014:
Permits and leasehold agreements	$1,119.2	$(677.2)	$442.0
Franchise agreements	474.7	(321.1)	153.6
Other intangible assets	39.9	(2.3)	37.6
Total intangible assets	$1,633.8	$(1,000.6)	$633.2

All of our identifiable intangible assets, except goodwill, are subject to amortization. Amortization expense was $27.8 million for the three months ended March 31, 2015, and $21.9 million for the three months ended March 31, 2014, which includes the amortization of direct lease acquisition costs of $7.5 million for the three months ended March 31, 2015, and $7.0 million for the three months ended March 31, 2014. Direct lease acquisition costs are amortized on a straight-line basis over the related customer lease term, which generally ranges from four weeks to one year.

Note 5. Asset Retirement Obligation

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

(in millions)
As of December 31, 2014	$36.6
Accretion expense	0.6
Additions	0.1
Liabilities settled	(0.3)
Foreign currency translation adjustments	(0.6)
As of March 31, 2015	$36.4

Note 6. Related Party Transactions

We have a 50% ownership interest in two joint ventures that operate transit shelters in the greater Los Angeles area and Vancouver, and four joint ventures acquired in connection with the acquisition of certain outdoor advertising businesses (the “Acquired Business”) of Van Wagner Communications, LLC (the “Acquisition”), which operate billboards in New York and Boston. All of these ventures are accounted for as equity investments. These investments totaled $24.2 million as of March 31, 2015, and $27.0 million as of December 31, 2014, and are included in Other assets on the Consolidated Statements of Financial Position. We provided sales and management services to these joint ventures and recorded management fees in Revenues on the Consolidated Statement of Operations of $1.5 million in the three months ended March 31, 2015, and $0.9 million in the three months ended March 31, 2014.

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)

CBS Corporation (“CBS”)

On July 16, 2014, CBS disposed of all of its shares of our common stock and as of July 16, 2014, we were separated from CBS (the “Separation”) and CBS and their affiliates ceased to be related parties. Our Statement of Operations for the three months ended March 31, 2014, include charges from CBS for services, such as tax, internal audit, cash management, insurance, technology systems and other services. Charges for these services and benefits have been included in Selling, general and administrative expenses in the accompanying Consolidated Statements of Operations and totaled $6.4 million for the three months ended March 31, 2014. Also included in these 2014 charges are professional fees associated with our planned election to be taxed as a REIT. During 2014, all services previously provided by CBS have been transitioned to us.

For advertising spending placed by CBS and its subsidiaries, we recognized total revenues of $1.9 million for the three months ended March 31, 2014.

As of December 31, 2014, there were no receivables from CBS and payables to CBS were $0.2 million, which were included in Other current liabilities on our Consolidated Statement of Financial Position.

Viacom Inc. is controlled by National Amusements, Inc., the controlling stockholder of CBS. On July 16, 2014, as a result of the Separation, Viacom Inc. ceased to be a related party. Revenues recognized for advertising spending placed by various subsidiaries of Viacom Inc. were $1.6 million in the three months ended March 31, 2014.

Note 7. Long-Term Debt

Long-term debt consists of the following:

	As of
(in millions, except percentages)	March 31, 2015	December 31, 2014
Term loan, due 2021	$798.3	$798.3

Senior unsecured notes:
5.250% senior unsecured notes, due 2022	549.3	549.3
5.625% senior unsecured notes, due 2024	503.8	400.0
5.875% senior unsecured notes, due 2025	450.0	450.0
Total senior unsecured notes	1,503.1	1,399.3

Other	0.3	0.7
Total long-term debt	$2,301.7	$2,198.3

Weighted average cost of debt	4.7%	4.6%

Term Loan

The interest rate on the term loan due in 2021 (the “Term Loan”) was 3.00% per annum as of March 31, 2015. As of March 31, 2015, a discount of $1.7 million on the Term Loan remains unamortized. The discount is being amortized through Interest expense on the Consolidated Statement of Operations.

Senior Unsecured Notes

On February 3, 2015, we completed an exchange offer pursuant to which $550.0 million of the privately issued 5.250% Senior Unsecured Notes due 2022, $400.0 million of the privately issued 5.625% Senior Unsecured Notes due 2024, and $450.0 million of the privately issued 5.875% Senior Unsecured Notes due 2025, were exchanged for publicly registered senior unsecured notes having substantially identical terms.

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)

As of March 31, 2015, a discount of $0.7 million on $150.0 million of the 5.250% Senior Unsecured Notes due 2022, remains unamortized. The discount is being amortized through Interest expense on the Consolidated Statement of Operations.

On March 30, 2015, two of our wholly owned subsidiaries, Outfront Media Capital LLC (“Capital LLC”) and Outfront Media Capital Corporation (“Finance Corp,” and together with Capital LLC, the “Borrowers”), issued an additional $100.0 million aggregate principal amount of 5.625% Senior Unsecured Notes due 2024 (the “New 2024 Senior Notes”) in a private placement. The New 2024 Senior Notes are of the same class and series as, and otherwise identical to, the 5.625% Senior Unsecured Notes due 2024 that were previously issued by the Borrowers on January 31, 2014. Interest on the New 2024 Senior Notes is payable on May 15 and November 15 of each year, beginning on May 15, 2015 and deemed to have accrued from November 15, 2014. The New 2024 Senior Notes were issued at a premium of $3.8 million, which we will amortize through Interest expense on the Consolidated Statement of Operations over the life of the New 2024 Senior Notes.

Pursuant to a registration rights agreement dated March 30, 2015, we and the Borrowers have agreed to use commercially reasonable efforts to cause a registration statement to become effective with the SEC by March 30, 2016, related to an offer to exchange the New 2024 Senior Notes for registered New 2024 Senior Notes having substantially identical terms, or, in certain cases, to register the New 2024 Senior Notes for resale. If we and the Borrowers do not register or exchange the New 2024 Senior Notes pursuant to the terms of the registration right agreement, the Borrowers will be required to pay additional interest to the holders of the New 2024 Senior Notes under certain circumstances.

Revolving Credit Facility

We also have a $425.0 million revolving credit facility, which matures in 2019 (the “Revolving Credit Facility”).

As of March 31, 2015, there were no outstanding borrowings under the Revolving Credit Facility.

The commitment fee based on the amount of unused commitments under the Revolving Credit Facility was $0.4 million in each of the three months ended March 31, 2015 and 2014. As of March 31, 2015, we had issued letters of credit totaling approximately $30.5 million against the Revolving Credit Facility.

Debt Covenants

The credit agreement dated January 31, 2014, (the “Credit Agreement”), governing the Term Loan and the Revolving Credit Facility, and the indentures governing our senior unsecured notes contain customary affirmative and negative covenants, subject to certain exceptions, including but not limited to those that limit the Company’s and our subsidiaries’ abilities to (i) pay dividends on, repurchase or make distributions in respect to the Company’s or Capital LLC’s capital stock or make other restricted payments, and (ii) enter into agreements restricting certain subsidiaries’ ability to pay dividends or make other intercompany transfers.

The terms of the Credit Agreement require that, as long as any commitments remain outstanding under the Revolving Credit Facility, we maintain a Consolidated Net Secured Leverage Ratio, which is the ratio of (i) our consolidated secured debt (less up to $150.0 million of unrestricted cash) to (ii) our Consolidated EBITDA (as defined in the Credit Agreement) for the trailing four consecutive quarters, of no greater than 4.0 to 1.0. As of March 31, 2015, our Consolidated Net Secured Leverage Ratio was 1.6 to 1.0, as adjusted to give pro forma effect to the Acquisition in accordance with the Credit Agreement. The Credit Agreement also requires that, in connection with the incurrence of certain indebtedness, we maintain a Consolidated Total Leverage Ratio, which is the ratio of our consolidated total debt to our Consolidated EBITDA for the trailing four consecutive quarters, of no greater than 6.0 to 1.0. As of March 31, 2015, our Consolidated Total Leverage Ratio was 5.0 to 1.0, as adjusted to give pro forma effect to the Acquisition in accordance with the Credit Agreement.

Letter of Credit Facility

As of March 31, 2015, we issued letters of credit totaling approximately $69.6 million under our $80.0 million letter of credit facility. The fee under the letter of credit facility was immaterial in each of the three months ended March 31, 2015 and 2014.

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)

Deferred Financing Costs

As of March 31, 2015, we had deferred $37.4 million in fees and expenses associated with the Term Loan, Revolving Credit Facility, letter of credit facility and our senior unsecured notes. We are amortizing the deferred fees through Interest expense on the Consolidated Statement of Operations over the respective terms of the Term Loan, Revolving Credit Facility, letter of credit facility and our senior unsecured notes.

Fair Value

Under the fair value hierarchy, observable inputs such as unadjusted quoted prices in active markets for identical assets or liabilities are defined as Level 1; observable inputs other than quoted prices included within Level 1 that are either directly or indirectly observable for the asset or liability are defined as Level 2; and unobservable inputs for the asset or liability are defined as Level 3. The aggregate fair value of our debt, which is estimated based on quoted market prices of similar liabilities, was approximately $2.4 billion as of March 31, 2015. The fair value of our debt is classified as Level 2.

Note 8. Equity

As of March 31, 2015, 450,000,000 shares of our common stock, par value $0.01 per share, were authorized; 137,150,279 shares were issued and outstanding; and 50,000,000 shares of our preferred stock, par value $0.01 per share, were authorized with no shares issued and outstanding.

In the three months ended March 31, 2015, we issued 222,388 shares, valued at $6.4 million, of our common stock to J&M Holding Enterprises, Inc. (“J&M”), an affiliate of Videri Inc. (“Videri”), or Videri, as applicable, in connection with licenses and services to be received under a development and license agreement (the “Videri Agreement”) with J&M and Videri. We have capitalized the payments as construction in progress within Property and equipment, net, on the Consolidated Statement of Financial Position.

On April 30, 2015, we announced that our board of directors approved a quarterly cash dividend of $0.34 per share on our common stock, payable on June 30, 2015, to stockholders of record at the close of business on June 11, 2015.

Note 9. Restructuring Charges

In third and fourth quarters of 2014, we recorded an aggregate restructuring charge of $9.8 million associated with the reorganization of management and in the first quarter of 2015, we recorded a restructuring charge of $0.6 million associated with the elimination of a management position. The aggregate restructuring charge is comprised of severance charges, including stock-based compensation of $5.6 million. As of March 31, 2015, $2.7 million in restructuring reserves remained outstanding and is included in Other current liabilities on the Consolidated Statement of Financial Position.

Note 10. Acquisitions

In the three months ended March 31, 2015, we completed several small tuck-in acquisitions for $9.9 million.

On October 1, 2014, we completed the Acquisition for $690.0 million in cash, plus working capital adjustments.

Our Consolidated Statement of Operations for the three months ended March 31, 2015, includes $46.6 million of revenue from the Acquired Business.

The allocation of the purchase price of the Acquired Business is based on the fair value of assets acquired and liabilities assumed as of October 1, 2014, the effective date of the Acquisition. The preliminary purchase price allocation related to the Acquisition was not final as of December 31, 2014, and was based upon a preliminary valuation, which is subject to change as we obtain additional information, including information regarding fixed assets, intangible assets and certain liabilities.

The preliminary allocation of the purchase price presented below represents the effect of recording the preliminary estimates of the fair value of assets acquired and liabilities assumed as of the date of the Acquisition, based on the total transaction consideration of $690.0 million in cash, plus working capital adjustments. The following allocation of purchase price includes minor revisions to the preliminary allocation that was reported as of December 31, 2014 for property and equipment, goodwill

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)

and other assets, primarily due to adjustments for the valuation of property and equipment based upon additional information. These preliminary estimates will be revised in future periods. Any changes to the initial estimates of the fair value of the assets and liabilities will be recorded as adjustments to those assets and liabilities and residual amounts will be allocated to goodwill.

(in millions)	Purchase Price
Base purchase price	$690.0
Working capital and other adjustments	24.2
Estimated transaction consideration	$714.2

Current assets	$44.4
Property and equipment	86.4
Goodwill	296.4
Intangible assets(a)	316.6
Other assets	10.7
Current liabilities	(34.5)
Long-term debt(b)	(1.4)
Other liabilities	(4.4)
Total net assets acquired	$714.2

(a)	Intangible assets included with the preliminary purchase price allocation are as follows:

(in millions)	Estimated Useful Life	Intangible Assets Allocation
Permits and leasehold agreements	12 - 20 years	$244.0
Franchise agreements	4 - 15 years	34.8
Advertising relationships	7 years	16.0
Other	1 - 5 years	21.8
		$316.6

(b)
In conjunction with the Acquisition, we assumed a total of $1.4 million of long term debt, due to three unrelated third parties. The debt has varying maturities through June 1, 2021. As of March 31, 2015, we have prepaid several of the debt obligations, leaving a remaining balance of $0.6 million, with varying maturities through January 31, 2017.

Note 11. Stock-Based Compensation

The following table summarizes our stock-based compensation expense for the three months ended March 31, 2015 and 2014.

	Three Months Ended
	March 31,
(in millions)	2015	2014
Restricted stock units (“RSUs”) and performance-based RSUs (“PRSUs”)	$3.5	$1.6
Stock options	0.1	0.2
Stock-based compensation expense, before income taxes	3.6	1.8
Tax benefit	(0.3)	(0.8)
Stock-based compensation expense, net of tax	$3.3	$1.0

As of March 31, 2015, total unrecognized compensation cost related to non-vested RSUs and PRSUs was $31.9 million, which is expected to be recognized over a weighted average period of 2.7 years, and total unrecognized compensation cost related to non-vested stock options was $0.5 million, which is expected to be recognized over a weighted average period of 2.4 years.

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)

RSUs and PRSUs

The following table summarizes activity for the three months ended March 31, 2015, of RSUs and PRSUs issued to our employees.

	Activity	Weighted Average Per Share Grant Date Fair Market Value
Non-vested as of December 31, 2014	1,278,602	$21.92
Granted:
RSUs	388,506	29.83
PRSUs	225,694	29.83
Vested:
RSUs	(352,233)	23.22
PRSUs	(63,642)	30.47
Forfeitures:
RSUs	(13,509)	24.94
PRSUs	(25,751)	30.07
Non-vested as of March 31, 2015	1,437,667	25.77

Stock Options

The following table summarizes activity for the three months ended March 31, 2015, of stock options issued to our employees.

	Activity	Weighted Average Exercise Price
Outstanding as of December 31, 2014	450,890	$15.29
Exercised	(141,600)	14.67
Forfeited or expired	(14,393)	12.73
Outstanding as of March 31, 2015	294,897	15.72

Exercisable as of March 31, 2015	182,661	10.84

Note 12. Retirement Benefits

The following table presents the components of net periodic pension cost and amounts recognized in other comprehensive income (loss) for our pension plans:

	Three Months Ended
	March 31,
(in millions)	2015	2014
Components of net periodic pension cost:
Service cost	$0.3	$0.3
Interest cost	0.4	0.6
Expected return on plan assets	(0.5)	(0.7)
Amortization of actuarial losses(a)	0.2	0.2
Net periodic pension cost	$0.4	$0.4

(a)	Reflects amounts reclassified from accumulated other comprehensive income (loss) to net income.

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)

In the three months ended March 31, 2015, we contributed $0.5 million to our pension plans. In 2015, we expect to contribute approximately $2.2 million to our pension plans.

Note 13. Income Taxes

As of July 17, 2014, we believe we are organized in conformity with the requirements for qualification and taxation as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”) and, accordingly, we have not provided for U.S. federal income tax on our REIT taxable income that we distributed to our stockholders. We have elected to treat our subsidiaries that participate in certain non-REIT qualifying activities, and our foreign subsidiaries, as taxable REIT subsidiaries (“TRSs”). As such, we have provided for their federal, state and foreign income taxes.

As a result of our REIT conversion, our effective tax rate subsequent to the Separation was substantially lower than previous periods. Prior to the Separation, our income tax provisions were calculated on a separate tax return basis, with us as the taxpayer, even though our U.S. operating results were included in the consolidated federal, and certain state and local income tax returns of CBS. We believe that the assumptions and estimates used to determine these tax amounts were reasonable. However, the 2014 consolidated financial statements may not necessarily reflect our income tax expense or tax payments, or what our tax amounts would have been if we had been a stand-alone company operating as a REIT during the period prior to the Separation.

Our effective income tax rate represents a combined annual effective tax rate for federal, state, local and foreign taxes applied to interim operating results.

In the three months ended March 31, 2015, our effective tax rate differed from the U.S. federal statutory income tax rate primarily due to our REIT status, including the dividends paid deduction, and the effect of foreign operations. The income tax benefit in the three months ended March 31, 2015, was primarily related to a net loss from certain of our TRSs. Our effective income tax rate in the three months ended March 31, 2014, differed from the U.S. federal statutory income tax rate primarily due to the impact of state and local taxes, and the effect of foreign operations.

Note 14. Earnings Per Share (“EPS”)

	Three Months Ended
	March 31,
(in millions)	2015	2014
Net income	$1.1	$8.4

Weighted average shares for basic EPS	136.9	97.0
Dilutive potential shares from grants of RSUs, PRSUs and stock options(a)	0.7	—
Weighted average shares for diluted EPS	137.6	97.0

(a)	The potential impact of an aggregate 0.4 million granted RSUs, PRSUs and stock options for the three months ended March 31, 2015, was antidilutive.

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

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)

kiosks, and transit platforms. Under most of these franchise agreements, the franchisor is entitled to receive the greater of a percentage of the relevant revenues, net of agency fees, or a specified guaranteed minimum annual payment.

Letters of Credit

We have indemnification obligations with respect to letters of credit and surety bonds primarily used as security against non-performance in the normal course of business. The outstanding letters of credit and surety bonds approximated $113.2 million as of March 31, 2015, and were not recorded on the Consolidated Statements of Financial Position.

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

Note 16. Segment Information

The following tables set forth our financial performance by segment. We manage our operations through two segments—U.S. and International.

	Three Months Ended
	March 31,
(in millions)	2015	2014
Revenues:
U.S.	$313.9	$255.0
International	30.0	32.9
Total revenues	$343.9	$287.9

We present Operating income (loss) before Depreciation, Amortization, Net gain (loss) on dispositions, Stock-based compensation and Restructuring charges (“Adjusted OIBDA”) as the primary measure of profit and loss for our operating segments in accordance with FASB guidance for segment reporting.

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)

	Three Months Ended
	March 31,
(in millions)	2015	2014
Net income	$1.1	$8.4
(Benefit) provision for income taxes	(1.4)	5.9
Equity in earnings of investee companies, net of tax	(0.8)	(0.6)
Interest expense (income), net	27.8	12.5
Other (income) expense, net	(0.1)	0.5
Operating income	26.6	26.7
Restructuring charges	0.6	—
Net gain on dispositions	(0.3)	(0.9)
Depreciation and amortization	56.5	48.0
Stock-based compensation(a)	3.6	1.8
Total Adjusted OIBDA	$87.0	$75.6

Adjusted OIBDA:
U.S.	$94.4	$80.3
International	0.1	1.1
Corporate	(7.5)	(5.8)
Total Adjusted OIBDA	$87.0	$75.6

(a)	Stock-based compensation is classified as Corporate expenses.

	Three Months Ended
	March 31,
(in millions)	2015	2014
Operating income (loss):
U.S.	$43.9	$40.0
International	(6.2)	(5.7)
Corporate	(11.1)	(7.6)
Total operating income	$26.6	$26.7

Net (gain) loss on dispositions:
U.S.	$(0.4)	$(0.8)
International	0.1	(0.1)
Total gain on dispositions	$(0.3)	$(0.9)

Depreciation and amortization:
U.S.	$50.3	$41.1
International	6.2	6.9
Total depreciation and amortization	$56.5	$48.0

Capital expenditures:
U.S.	$12.1	$12.2
International	1.0	3.5
Total capital expenditures	$13.1	$15.7

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)

	As of
(in millions)	March 31, 2015	December 31, 2014
Assets:
U.S.	$3,725.1	$3,704.2
International	264.3	270.4
Corporate	67.8	49.0
Total assets	$4,057.2	$4,023.6

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)

Note 17. Condensed Consolidating Financial Information

We and our material existing and future direct and indirect 100% owned domestic subsidiaries (except the Borrowers under the Term Loan and the Revolving Credit Facility) guarantee the obligations under the Term Loan and the Revolving Credit Facility. Our senior unsecured notes are fully and unconditionally, and jointly and severally guaranteed on a senior unsecured basis by us and each of our direct and indirect wholly owned domestic subsidiaries that guarantees the Term Loan and the Revolving Credit Facility (see Note 7. Long-Term Debt). The following condensed consolidating schedules present financial information on a combined basis in conformity with the SEC’s Regulation S-X, Rule 3-10 for: (i) OUTFRONT Media Inc. (the “Parent Company”); (ii) Capital LLC (the “Subsidiary Issuer”); (iii) the guarantor subsidiaries; (iv) the non-guarantor subsidiaries; (v) elimination entries necessary to consolidate the Parent Company with the Subsidiary Issuer, the guarantor subsidiaries and non-guarantor subsidiaries; and (vi) the Parent Company on a consolidated basis. Finance Corp. is a co-issuer finance subsidiary with no assets or liabilities, and therefore has not been included in the tables below.

	As of March 31, 2015
(in millions)	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Current assets:
Cash and cash equivalents	$—	$20.4	$15.1	$20.5	$—	$56.0
Receivables, less allowance	—	—	174.6	26.4	—	201.0
Other current assets	—	5.7	138.5	24.7	—	168.9
Total current assets	—	26.1	328.2	71.6	—	425.9
Property and equipment, net	—	—	683.1	87.3	—	770.4
Goodwill	—	—	2,047.8	98.4	—	2,146.2
Intangible assets	—	—	620.3	0.1	—	620.4
Investment in subsidiaries	1,388.0	3,659.2	190.8	—	(5,238.0)	—
Other assets	—	31.7	55.7	6.9	—	94.3
Intercompany	—	—	70.5	58.6	(129.1)	—
Total assets	$1,388.0	$3,717.0	$3,996.4	$322.9	$(5,367.1)	$4,057.2

Total current liabilities	$—	$27.6	$188.2	$33.5	$—	$249.3
Long-term debt	—	2,301.4	0.3	—	—	2,301.7
Deferred income tax liabilities, net	—	—	—	14.6	—	14.6
Asset retirement obligation	—	—	28.6	7.8	—	36.4
Deficit in excess of investment of subsidiaries	—	—	2,271.2	—	(2,271.2)	—
Other liabilities	—	—	61.5	5.7	—	67.2
Intercompany	—	—	58.6	70.5	(129.1)	—
Total liabilities	—	2,329.0	2,608.4	132.1	(2,400.3)	2,669.2
Total stockholders’ equity	1,388.0	1,388.0	1,388.0	190.8	(2,966.8)	1,388.0
Total liabilities and stockholders’ equity	$1,388.0	$3,717.0	$3,996.4	$322.9	$(5,367.1)	$4,057.2

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)

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

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)

	Three Months Ended March 31, 2015
(in millions)	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Billboard	$—	$—	$221.1	$25.8	$—	$246.9
Transit and other	—	—	92.8	4.2	—	97.0
Total revenues	—	—	313.9	30.0	—	343.9
Expenses:
Operating	—	—	176.3	22.5	—	198.8
Selling, general and administrative	0.5	—	53.8	7.4	—	61.7
Restructuring charges	—	—	0.6	—	—	0.6
Net (gain) loss on dispositions	—	—	(0.4)	0.1	—	(0.3)
Depreciation	—	—	23.5	5.2	—	28.7
Amortization	—	—	26.8	1.0	—	27.8
Total expenses	0.5	—	280.6	36.2	—	317.3
Operating income (loss)	(0.5)	—	33.3	(6.2)	—	26.6
Interest income (expense), net	—	(27.8)	—	—	—	(27.8)
Other income (expense), net	—	—	—	0.1	—	0.1
Income (loss) before income tax benefit and equity in earnings of investee companies	(0.5)	(27.8)	33.3	(6.1)	—	(1.1)
Income tax benefit	—	—	0.3	1.1	—	1.4
Equity in earnings of investee companies, net of tax	1.6	29.4	(32.0)	0.3	1.5	0.8
Net income (loss)	$1.1	$1.6	$1.6	$(4.7)	$1.5	$1.1

Net income	$1.1	$1.6	$1.6	$(4.7)	$1.5	$1.1
Other comprehensive income (loss), net of tax:
Cumulative translation adjustments	—	—	—	(13.3)	—	(13.3)
Amortization of net actuarial loss	—	—	—	0.2	—	0.2
Other comprehensive income (loss), net of tax, recognized from investee companies	(13.1)	(13.1)	(13.1)	—	39.3	—
Total other comprehensive income (loss), net of tax	(13.1)	(13.1)	(13.1)	(13.1)	39.3	(13.1)
Total comprehensive income (loss)	$(12.0)	$(11.5)	$(11.5)	$(17.8)	$40.8	$(12.0)

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)

	Three Months Ended March 31, 2014
(in millions)	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Billboard	$—	$—	$176.9	$28.2	$—	$205.1
Transit and other	—	—	78.1	4.7	—	82.8
Total revenues	—	—	255.0	32.9	—	287.9
Expenses:
Operating	—	—	139.0	24.5	—	163.5
Selling, general and administrative	—	—	43.3	7.3	—	50.6
Net gain on dispositions	—	—	(0.8)	(0.1)	—	(0.9)
Depreciation	—	—	20.4	5.7	—	26.1
Amortization	—	—	20.7	1.2	—	21.9
Total expenses	—	—	222.6	38.6	—	261.2
Operating income	—	—	32.4	(5.7)	—	26.7
Interest income (expense), net	—	(12.4)	—	(0.1)	—	(12.5)
Other income (expense), net	—	—	—	(0.5)	—	(0.5)
Income (loss) before provision for income taxes and equity in earnings of investee companies	—	(12.4)	32.4	(6.3)	—	13.7
Provision for income taxes	—	—	(5.3)	(0.6)	—	(5.9)
Equity in earnings of investee companies, net of tax	8.4	20.8	(18.7)	0.1	(10.0)	0.6
Net income (loss)	$8.4	$8.4	$8.4	$(6.8)	$(10.0)	$8.4

Net income	$8.4	$8.4	$8.4	$(6.8)	$(10.0)	$8.4
Other comprehensive income (loss), net of tax:
Cumulative translation adjustments	—	—	—	1.8	—	1.8
Amortization of net actuarial loss	—	—	—	0.2	—	0.2
Other comprehensive income (loss), net of tax, recognized from investee companies	2.0	2.0	2.0	—	(6.0)	—
Total other comprehensive income (loss), net of tax	2.0	2.0	2.0	2.0	(6.0)	2.0
Total comprehensive income (loss)	$10.4	$10.4	$10.4	$(4.8)	$(16.0)	$10.4

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)

	Three Months Ended March 31, 2015
(in millions)	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash flow provided by (used for) operating activities	$(0.5)	$(17.1)	$9.1	$14.3	$—	$5.8
Investing activities:
Capital expenditures	—	—	(12.1)	(1.0)	—	(13.1)
Acquisitions	—	—	(9.9)	—	—	(9.9)
Net proceeds from dispositions	—	—	0.7	—	—	0.7
Net cash flow used for investing activities	—	—	(21.3)	(1.0)	—	(22.3)
Financing activities:
Proceeds from long-term debt borrowings - new senior notes	—	103.8	—	—	—	103.8
Proceeds from borrowings under revolving credit facility	—	105.0	—	—	—	105.0
Repayments of borrowings under revolving credit facility	—	(105.0)	—	—	—	(105.0)
Deferred financing costs	—	(2.2)	—	—	—	(2.2)
Proceeds from stock option exercises	2.0	—	—	—	—	2.0
Taxes withheld for stock-based compensation	—	—	(3.0)	—	—	(3.0)
Dividends	(54.9)	—	—	—	—	(54.9)
Intercompany	53.4	(75.6)	21.9	0.3	—	—
Other	—	—	(0.4)	—	—	(0.4)
Net cash flow provided by financing activities	0.5	26.0	18.5	0.3	—	45.3
Effect of exchange rate on cash and cash equivalents	—	—	—	(1.3)	—	(1.3)
Net increase (decrease) in cash and cash equivalents	—	8.9	6.3	12.3	—	27.5
Cash and cash equivalents at beginning of period	—	11.5	8.8	8.2	—	28.5
Cash and cash equivalents at end of period	$—	$20.4	$15.1	$20.5	$—	$56.0

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)

	Three Months Ended March 31, 2014
(in millions)	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash flow provided by operating activities	$—	$—	$5.8	$2.0	$—	$7.8
Investing activities:
Capital expenditures	—	—	(12.2)	(3.5)	—	(15.7)
Net proceeds from dispositions	—	—	0.3	0.2	—	0.5
Net cash flow used for investing activities	—	—	(11.9)	(3.3)	—	(15.2)
Financing activities:
Proceeds from long-term debt borrowings - term loan and senior notes	—	1,598.0	—	—	—	1,598.0
Deferred financing costs	—	(24.3)	—	—	—	(24.3)
Distribution of net debt proceeds to CBS	—	(1,523.8)	—	—	—	(1,523.8)
Net cash (distribution to)/contribution from CBS	2.4	—	39.8	—	—	42.2
Intercompany	(2.4)	20.5	(11.7)	(6.4)	—	—
Other	—	—	(0.1)	—	—	(0.1)
Net cash flow provided by (used for) financing activities	—	70.4	28.0	(6.4)	—	92.0
Effect of exchange rate on cash and cash equivalents	—	—	—	(0.5)	—	(0.5)
Net increase (decrease) in cash and cash equivalents	—	70.4	21.9	(8.2)	—	84.1
Cash and cash equivalents at beginning of period	—	—	2.1	27.7	—	29.8
Cash and cash equivalents at end of period	$—	$70.4	$24.0	$19.5	$—	$113.9

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with our historical consolidated financial statements and the notes thereto appearing in our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the Securities and Exchange Commission (the “SEC”) on March 6, 2015, and the unaudited consolidated financial statements and the notes thereto included in this Quarterly Report on Form 10-Q. This MD&A contains forward-looking statements that involve numerous risks and uncertainties. The forward-looking statements are subject to a number of important factors, including, but not limited to, those factors discussed in the sections entitled “Risk Factors” in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on March 6, 2015, and the section entitled “Cautionary Statement Regarding Forward-Looking Statements” in this Quarterly Report on Form 10-Q, that could cause our actual results to differ materially from the results described herein or implied by such forward-looking statements. Except as otherwise indicated or unless the context otherwise requires, all references in this Quarterly Report on Form 10-Q to “the Company,” “we,” “our,” “us” and “our company” mean OUTFRONT Media Inc., a Maryland corporation, and unless the context requires otherwise, its consolidated subsidiaries.

Overview

We provide advertising space (“displays”) on out-of-home advertising structures and sites in the United States (the “U.S.”), Canada and Latin America. We manage our business through two segments - U.S. and International.

As of July 17, 2014, we began operating in a manner that will allow us to qualify as a real estate investment trust (“REIT”) for U.S. federal income tax purposes.

Business

We are one of the largest providers of advertising space on out-of-home advertising structures and sites across the U.S., Canada and Latin America. Our inventory consists of billboard displays, which are primarily located on the most heavily traveled highways and roadways in top Nielsen Designated Marketing Areas and transit advertising displays with exclusive multi-year contracts with municipalities in large cities across the U.S. In total, we have displays in all of the 25 largest markets in the U.S. and over 180 markets in the U.S., Canada and Latin America. Our top market, high profile location focused portfolio includes sites such as the Bay Bridge in San Francisco, various locations along Sunset Boulevard in Los Angeles, and various sites in and around both Grand Central Station and Times Square in New York. With TAB Out of Home Ratings, we are able to provide advertisers with the actual audience, in terms of size and demographic composition that is exposed to individual signs. The combination of location and audience delivery is a relevant selling proposition for the out-of-home industry. The breadth and depth of our portfolio provides our customers with a multitude of options to address a wide range of marketing objectives from national, brand-building campaigns to hyper-local businesses that want to drive customers to their retail location “one mile down the road.”

We believe that out-of-home advertising is an attractive form of advertising as our displays are ALWAYS ON™, are always viewable and cannot be turned off, skipped or fast-forwarded, providing our customers with a differentiated advertising solution at an attractive price point relative to other forms of advertising. We also believe that out-of-home is effective as a “stand-alone” media form, and as an integral part of a multi-media campaign, enhancing mobile, social and on-line advertising by amplifying small screen messaging to broader audiences. In addition to leasing displays, we provide other value-added services to our customers, such as pre-campaign category research, consumer insights, creative design support and post-campaign tracking and analytics. We use a real-time mobile operations reporting system that facilitates proof of performance to customers. We have a diversified base of customers across various industries. During the three months ended March 31, 2015, our largest categories of advertisers were retail, television and healthcare/pharmaceuticals, which represented 10%, 8% and 8% of our total U.S. revenues, respectively. During the three months ended March 31, 2014, our largest categories of advertisers were retail, healthcare/pharmaceuticals and television, which represented 9%, 9% and 8% of our total U.S. revenues, respectively.

We manage our business through the following two segments:

United States. As of March 31, 2015, we had the largest number of advertising displays of any out-of-home advertising company operating in the 25 largest markets in the U.S. Our U.S. segment generated 27% of its revenues in the New York City metropolitan area in the three months ended March 31, 2015 and 20% in the three months ended March 31, 2014, and generated 14% in the Los Angeles metropolitan area in the three months ended March 31, 2015 and 12% in the three months ended March 31, 2014. In the three months ended March 31, 2015, our U.S. segment generated $313.9 million of Revenues and $94.4 million of Operating income before Depreciation, Amortization, Net gains (losses) on dispositions, Stock-based compensation and Restructuring charges (“Adjusted OIBDA”). In the three months ended March 31, 2014, our U.S. segment generated $255.0 million of Revenues and $80.3 million of Adjusted OIBDA. (See the “Segment Results of Operations” section of this MD&A.)

International. Our International segment includes our operations in Canada and Latin America, including Mexico, Argentina, Brazil, Chile and Uruguay. In the three months ended March 31, 2015, our International segment generated $30.0 million of Revenues and $0.1 million of Adjusted OIBDA. In the three months ended March 31, 2014, our International segment generated $32.9 million of Revenues and $1.1 million of Adjusted OIBDA.

Economic Environment

Our revenues and operating results are sensitive to fluctuations in advertising expenditures, general economic conditions and other external events beyond our control.

Business Environment

The outdoor advertising industry is fragmented, consisting of a large number of companies operating on a national basis, as well as hundreds of smaller regional and local companies operating a limited number of displays in a single or a few local geographic markets. We compete with these companies for both customers and structure and display locations. We also compete with other media, including broadcast and cable television, radio, print media, direct mail marketers, and increasingly, with on-line, mobile and social media advertising platforms. Increasing the number of digital billboard displays in our most heavily trafficked locations is an important element of our organic growth strategy, as digital billboard displays have the potential to attract additional business from both new and existing customers. We believe digital billboard displays are attractive to our customers because they allow for the development of richer and more visually engaging messages, provide our customers with the flexibility both to target audiences by time of day and to quickly launch new advertising campaigns, and eliminate or greatly reduce production costs. In addition, digital billboard displays enable us to run multiple advertisements on each display (up to eight per minute). As a result, digital billboard displays generate approximately three to four times more revenue per display on average than traditional static billboard displays, and digital billboard displays generate higher profits and cash flows than traditional static billboard displays.

Our revenues and profits may fluctuate due to seasonal advertising patterns and influences on advertising markets. Typically, our revenues and profits are highest in the fourth quarter, during the holiday shopping season, and lowest in the first quarter, as advertisers cut back on spending following the holiday shopping season.

Our large-scale portfolio allows our customers to reach a national audience and also provides the flexibility to tailor campaigns to specific regions or markets. In the three months ended March 31, 2015, we generated approximately 45% of our U.S. revenues from national advertising campaigns compared to approximately 40% in the three months ended March 31, 2014.

Our transit shelter and transit systems businesses require us to obtain and renew contracts with municipalities and other governmental entities. When these contracts expire, we generally must participate in highly competitive bidding processes in order to obtain a new contract. In November 2014, we were informed that we were not successful in our bid to renew the New York City phone kiosk contract which we obtained as part of the acquisition of certain outdoor advertising businesses of Van Wagner Communications, LLC (the “Acquisition”) on October 1, 2014, and our operation of these kiosks ceased during the first quarter of 2015. In the three months ended March 31, 2015, we generated revenue of $1.6 million related to these operations. Our transit contracts with the New York Metropolitan Transit Authority (the “MTA”), which represents 55% of our U.S. transit and other revenues, or 18% of our total U.S. revenues in the three months ended March 31, 2015, are scheduled to expire or are otherwise terminable by the MTA in 2015. We expect that a request for proposal will be issued by the MTA in mid-2015.

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

In the three months ended March 31, 2015, we incurred $8.4 million of costs associated with operating as a stand-alone public company ($3.4 million incrementally over 2014).

In an effort to help users evaluate our operating performance for the three months ended March 31, 2015 and 2014, where indicated, we present Adjusted OIBDA, Funds from Operations (“FFO”) and Adjusted FFO (“AFFO”) and related per adjusted weighted average share amounts, on a REIT-comparable basis.

	Three Months Ended March 31,
(in millions, except percentages)	2015	2014	% Change
Revenues	$343.9	$287.9	19%
Constant dollar revenues(a)	343.9	284.0	21
Operating income	26.6	26.7	—
Adjusted OIBDA(b):
Reported	87.0	75.6	15
On a REIT-comparable basis	87.0	72.2	20
FFO(b):
Reported	49.9	50.3	(1)
On a REIT-comparable basis	50.4	48.5	4
AFFO(b):
Reported	49.5	38.2	30
On a REIT-comparable basis	49.5	43.4	14
Net income	1.1	8.4	(87)

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

Adjusted OIBDA

We calculate Adjusted OIBDA as Operating income before Depreciation, Amortization, Net (gains) losses on dispositions, Stock-based compensation and Restructuring charges. We calculate Adjusted OIBDA margin by dividing Adjusted OIBDA by total revenues. Adjusted OIBDA and Adjusted OIBDA margin are among the primary measures we use for managing our business, evaluating our operating performance and planning and forecasting future periods, as each is an important indicator of our operational strength and business performance. Our management believes users of our financial data are best served if the information that is made available to them allows them to align their analysis and evaluation of our operating results along the same lines that our management uses in managing, planning and executing our business strategy. Our management also believes that the presentations of Adjusted OIBDA and Adjusted OIBDA margin, as supplemental measures, are useful in evaluating our business because eliminating certain non-comparable items highlight operational trends in our business that may not otherwise be apparent when relying solely on GAAP financial measures. It is management’s opinion that these supplemental measures provide users with an important perspective on our operating performance and also make it easier for users to compare our results with other companies that have different financing and capital structures or tax rates.

FFO and AFFO

We calculate FFO in accordance with the definition established by the National Association of Real Estate Investment Trusts (“NAREIT”). FFO reflects net income adjusted to exclude gains and losses from the sale of real estate assets, depreciation and amortization of real estate assets and amortization of direct lease acquisition costs, as well as the same adjustments for our equity-based investments, as applicable. We calculate AFFO as FFO adjusted to include cash paid for direct lease acquisition costs as such costs are generally amortized over a period ranging from four weeks to one year and therefore are incurred on a regular basis. AFFO also includes cash paid for maintenance capital expenditures since these are routine uses of cash that are necessary for our operations. In addition, AFFO excludes costs related to restructuring charges, as well as certain non-cash items, including non-real estate depreciation and amortization, deferred income taxes, stock-based compensation expense, accretion expense, the non-cash effect of straight-line rent and amortization of deferred financing costs. We use FFO and AFFO measures for managing our business and for planning and forecasting future periods, and each is an important indicator of our operational strength and business performance, especially compared to other REITs. Our management believes users are best served if the information that is made available to them allows them to align their analysis and evaluation of our operating results along the same lines that our management uses in managing, planning and executing our business strategy. Our management also believes that the presentations of FFO, AFFO, and related per adjusted weighted average share amounts, as supplemental measures, are useful in evaluating our business because adjusting results to reflect items that have more bearing on the operating performance of REITs highlight trends in our business that may not otherwise be apparent when relying solely on GAAP financial measures. It is management’s opinion that these supplemental measures provide users with an important perspective on our operating performance and also make it easier to compare our results to other companies in our industry, as well as to REITs.

Adjusted Weighted Average Shares

We present weighted average shares on an adjusted basis for basic earnings per share (“EPS”) to give effect to the 23,000,000 shares issued on April 2, 2014, in connection with the initial public offering (“IPO”), the 97,000,000 shares outstanding after our stock split and 16,536,001 shares issued in connection with the distribution of accumulated earnings and profits as of July 17, 2014, the date we began operating in a manner that will allow us to qualify as a REIT for U.S. federal income tax purposes(the “E&P Purge”), and on an adjusted basis for diluted EPS to also give effect to dilutive potential shares from grants of restricted share units (“RSUs”), performance-based RSUs (“PRSUs”) and stock options. Our management believes that these presentations are useful in evaluating our business because they allow users to evaluate our basic and diluted per share results after giving effect to the issuance of shares of our common stock in connection with our IPO and the E&P Purge, which increased our outstanding shares of common stock.

REIT-Comparable Basis Adjustments

We calculate Adjusted OIBDA, on a REIT-comparable basis, for the three months ended March 31, 2015 and 2014, by adjusting the three months ended March 31, 2014 to include incremental costs associated with operating as a stand-alone public company of $3.4 million, which were incurred in the three months ended March 31, 2015. We calculate FFO, AFFO and related per adjusted weighted average share amounts, on a REIT-comparable basis, for the three months ended March 31, 2015 and 2014, by adjusting to (1) include incremental costs associated with operating as a stand-alone public company, net of tax, of $3.1 million incurred in the three months ended March 31, 2015, and one month of interest expense, net of tax, of $6.2 million incurred in the three months ended March 31, 2015, relating to our entry into the Term Loan and the $425.0 million revolving credit facility, which matures in 2019 (the “Revolving Credit Facility”), and the issuance of $800.0 million of senior unsecured notes on January 31, 2014, and exclude income taxes that would not have been incurred had we been operating as a REIT in the three months ended March 31, 2014, (2) with respect to FFO and related per adjusted weighted average share amounts only, exclude Restructuring charges, net of tax, of $0.5 million incurred in the three months ended March 31, 2015, and (3) with respect to AFFO and related per adjusted weighted average share amounts only, include one month of amortization of deferred financing costs incurred in the three months ended March 31, 2015, of $0.4 million relating to our entry into the Term Loan and Revolving Credit Facility, and the issuance of $800.0 million of senior unsecured notes on January 31, 2014. Our management believes these adjusted presentations are useful in evaluating our business because they allow users to compare our operating performance for the three months ended March 31, 2015, against the operating performance for the three months ended March 31, 2014, taking into account certain significant costs arising as a result of our separation from CBS Corporation (“CBS”) on July 16, 2014 (the “Separation”), as well as the REIT tax treatment that would have applied had we been operating as a REIT for the periods presented.

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

	Three Months Ended
	March 31,
(in millions, except per share amounts)	2015	2014
Operating income	$26.6	$26.7
Restructuring charges	0.6	—
Net gain on dispositions	(0.3)	(0.9)
Depreciation	28.7	26.1
Amortization	27.8	21.9
Stock-based compensation	3.6	1.8
Adjusted OIBDA	87.0	75.6
Incremental stand-alone costs(a)	—	(3.4)
Adjusted OIBDA on a REIT-comparable basis	$87.0	$72.2

Net income	$1.1	$8.4
Depreciation of billboard advertising structures	26.8	24.2
Amortization of real estate-related intangible assets	14.4	10.7
Amortization of direct lease acquisition costs	7.5	7.0
Net (gain) loss on disposition of billboard advertising structures, net of tax	(0.3)	(0.2)
Adjustment related to equity-based investments	0.4	0.2
FFO	49.9	50.3
Restructuring charges, net of tax	0.5	—
Incremental stand-alone costs, net of tax(a)	—	(3.1)
Incremental interest expense, net of tax(b)	—	(6.2)
REIT tax adjustment(c)	—	7.5
FFO on a REIT-comparable basis	$50.4	$48.5

	Three Months Ended
	March 31,
(in millions, except per share amounts)	2015	2014
FFO	$49.9	$50.3
Adjustment for deferred income taxes	(0.4)	(6.9)
Cash paid for direct lease acquisition costs	(7.9)	(8.5)
Maintenance capital expenditures(f)	(6.5)	(5.6)
Restructuring charges - severance, net of tax	0.5	—
Other depreciation	1.9	1.9
Other amortization	5.9	4.2
Stock-based compensation	3.6	1.8
Non-cash effect of straight-line rent	0.4	(0.2)
Accretion expense	0.6	0.5
Amortization of deferred financing costs	1.5	0.7
AFFO	49.5	38.2
Incremental stand-alone costs, net of tax(a)	—	(3.1)
Incremental interest expense, net of tax(b)	—	(6.2)
Incremental amortization of deferred financing costs	—	0.4
REIT tax adjustment(c)	—	14.1
AFFO on a REIT-comparable basis	$49.5	$43.4

FFO on a REIT-comparable basis, per adjusted weighted average share(d):
Basic	$0.37	$0.36
Diluted	$0.37	$0.35

AFFO on a REIT-comparable basis, per adjusted weighted average share(d):
Basic	$0.36	$0.32
Diluted	$0.36	$0.32

Adjusted weighted average shares(d):
Basic	136.9	136.5
Diluted	137.6	137.2

Weighted average shares outstanding:
Basic	136.9	97.0
Diluted	137.6	97.0

(a)	Adjustment to reflect incremental costs to operate as a stand-alone company at the same level as 2015.

(b)	Adjustment to reflect incremental interest expense, net of tax, at the same level as 2015.

(c)	Adjustment to reflect tax balances as if we had been operating as a REIT for both years.

(d)
Adjusted weighted average shares includes the 23,000,000 shares issued on April 2, 2014, in connection with the IPO, the 97,000,000 shares outstanding after our stock split(e) and the 16,536,001 shares issued in connection with the E&P Purge for basic EPS. Adjusted weighted average shares for diluted EPS also includes dilutive potential shares from grants of RSUs, PRSUs and stock options.

(e)
On March 14, 2014, our board of directors declared a 970,000 to 1 stock split. As a result of the stock split, the 100 shares of our common stock then outstanding were converted into 97,000,000 shares of our common stock. The effects of the stock split have been applied retroactively to all reported periods for EPS purposes.

(f)	Prior period amounts have been revised to the current presentation to reflect non-cash purchases of property and equipment.

FFO in the three months ended March 31, 2015, of $49.9 million increased 1% compared to the same prior-year period, primarily due to the impact of the Acquisition, partially offset by higher interest costs and incremental stand-alone costs, net of tax, of $3.1 million. AFFO in the three months ended March 31, 2015, was $49.5 million, an increase of 30% compared to the same prior-year period. On a REIT-comparable basis, FFO increased 4% and AFFO increased 14% in the three months ended March 31, 2015, compared to the same prior-year period. AFFO on a REIT-comparable basis per adjusted weighted average share was $0.36 per share for basic and diluted EPS in the three months ended March 31, 2015. AFFO on a REIT-comparable basis per adjusted weighted average share was $0.32 for basic and diluted EPS in the three months ended March 31, 2014. The increase in FFO and FFO per adjusted weighted average share, on a REIT-comparable basis, for the three months ended March 31, 2015, compared to the same prior-year period, was primarily due to the Acquisition, partially offset by higher interest costs associated with the Acquisition and increased strategic business development expenses. AFFO and AFFO per adjusted weighted average share for the three months ended March 31, 2015, on a REIT-comparable basis, increased 14% compared to the same prior-year period, due primarily to the Acquisition, partially offset by higher interest costs associated with the Acquisition and increased strategic business development expenses.

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

				(in constant dollars)(b)
				Three
				Months
	Three Months Ended			Ended
	March 31,		%	March 31,	%
(in millions, except percentages)	2015	2014	Change	2014	Change
Revenues:
Billboard	$246.9	$205.1	20%	$201.8	22%
Transit and other	97.0	82.8	17	82.2	18
Total revenues	$343.9	$287.9	19	$284.0	21

Organic revenues(a):
Billboard	$205.2	$201.8	2	$201.8	2
Transit and other	91.8	81.4	13	81.4	13
Total organic revenues(a)	297.0	283.2	5	283.2	5
Non-organic revenues:
Billboard	41.7	3.3	*	—	*
Transit and other	5.2	1.4	*	0.8	*
Total non-organic revenues	46.9	4.7	*	0.8	*
Total revenues	$343.9	$287.9	19	$284.0	21

*	Calculation is not meaningful.

(a)
Organic revenues exclude revenues associated with significant acquisitions and divestitures, revenues associated with business lines we no longer operate, and the impact of foreign currency exchange rates (“non-organic revenues”). We provide organic revenues to understand the underlying growth rate of revenue excluding the impact of non-organic revenue items. Our management believes organic revenues are useful to users because it enables them to better understand the level of growth of our business period to period. Since organic revenues are not calculated in accordance with GAAP, it should not be considered in isolation of, or as a substitute for, revenues as an indicator of operating performance. Organic revenues, as we calculate it, may not be comparable to similarly titled measures employed by other companies.

(b)	Revenues on a constant dollar basis are calculated as reported revenues excluding the impact of foreign currency exchange rates between periods.

Total revenues increased $56.0 million, or 19%, and organic revenues increased $13.8 million, or 5%, in the three months ended March 31, 2015, compared to the same prior-year period. In constant dollars, revenues increased $59.9 million, or 21%, and organic revenues increased $13.8 million, or 5%, for the three months ended March 31, 2015, compared to the same prior-year period.

Non-organic revenues primarily reflects the Acquisition ($46.6 million) and the discontinuation of a business line in April 2014 ($0.8 million).

Total billboard revenues increased $41.8 million, or 20%, in the three months ended March 31, 2015, compared to the same prior-year period, principally driven by the impact of the Acquisition, the conversion of traditional static billboard displays to digital billboard displays and an increase in production and installation revenues, partially offset by a decline in average revenue per display (yield) and foreign currency exchange losses of $3.9 million. In constant dollars, billboard revenues increased $45.1 million, or 22%, primarily due to the impact of the Acquisition.

Total transit and other revenues increased $14.2 million, or 17%, in the three months ended March 31, 2015, compared to the same prior-year period, driven by the impact of the Acquisition, stronger market conditions in national advertising and higher revenues in 2015 from the financial services, telecom/utilities and professional services industries, partially offset by lower revenues in 2015 from the television and beer/liquor industries, a decline in revenues from our Sports Media division and the discontinuation of a business line in April 2014.

Expenses

	Three Months Ended
	March 31,		%
(in millions, except percentages)	2015	2014	Change
Expenses:
Operating	$198.8	$163.5	22%
Selling, general and administrative	61.7	50.6	22
Restructuring charges	0.6	—	*
Net gain on dispositions	(0.3)	(0.9)	(67)
Depreciation	28.7	26.1	10
Amortization	27.8	21.9	27
Total expenses	$317.3	$261.2	21

*	Calculation is not meaningful.

Operating Expenses

	Three Months Ended
	March 31,		%
(in millions, except percentages)	2015	2014	Change
Operating expenses:
Billboard property lease	$89.3	$64.3	39%
Transit franchise	52.3	44.2	18
Posting, maintenance and other	57.2	55.0	4
Total operating expenses	$198.8	$163.5	22

Billboard property lease expenses represented 36% of billboard revenues in the three months ended March 31, 2015, and 31% in the three months ended March 31, 2014. Transit franchise expenses represented 64% of transit revenues in the three months ended March 31, 2015, and 67% in the three months ended March 31, 2014. Billboard property lease and transit franchise expenses increased by $33.1 million in the three months ended March 31, 2015, compared to the same prior-year period. The increase in billboard property lease expenses was primarily due to the impact of the Acquisition. The increase in transit franchise expenses was primarily due to the increase in transit revenues.

Posting, maintenance and other expenses as a percentage of Revenues were 17% in the three months ended March 31, 2015, and 19% in the three months ended March 31, 2014. Posting, maintenance and other expenses increased $2.2 million, or 4%, in the three months ended March 31, 2015, compared to the same prior-year period, principally due to the impact of the Acquisition, and higher production and installation costs, which are typically billed to the advertiser and recorded as Revenues.

Selling, General and Administrative Expenses (“SG&A”)

SG&A expenses represented 18% of Revenues in each of the three months ended March 31, 2015 and 2014. SG&A expenses increased $11.1 million, or 22%, in the three months ended March 31, 2015, compared to the same prior-year period, primarily due to the impact of the Acquisition, incremental stand-alone costs of $3.4 million and increased strategic business development expenses of $2.5 million.

During 2014, we incurred incremental SG&A expenses related to additional public company expenses that did not apply to us historically. These incremental expenses were incurred throughout 2014 and accordingly, will impact 2015 on an annualized basis.

Depreciation

Depreciation increased $2.6 million, or 10%, in the three months ended March 31, 2015, compared to the same prior-year period, due primarily to higher depreciation associated with the increased number of digital billboards.

Amortization

Amortization increased $5.9 million, or 27% in the three months ended March 31, 2015, compared to the same prior-year period, principally driven by amortization related to the intangible assets associated with the Acquisition. Amortization expense includes the amortization of direct lease acquisition costs of $7.5 million in the three months ended March 31, 2015, and $7.0 million in the same prior-year period. Capitalized direct lease acquisition costs were $7.7 million in the three months ended March 31, 2015, and $7.3 million in the same prior-year period.

Interest Expense

Interest expense, net, was $27.8 million in the three months ended March 31, 2015, and $12.5 million in the three months ended March 31, 2014. We incurred $1.6 billion of indebtedness on January 31, 2014, $600 million of indebtedness on October 1, 2014 and $100.0 million of indebtedness on March 30, 2015 (see the “Liquidity and Capital Resources” section of this MD&A).

Benefit (Provision) for Income Taxes

The benefit for income taxes was $1.4 million in the three months ended March 31, 2015, and the provision for income taxes was $5.9 million for the same prior year period.

Net income

Net income decreased $7.3 million, or 87%, in the three months ended March 31, 2015, compared to the same prior-year period, primarily due to higher SG&A and interest expenses, partially offset by higher revenues and the impact of the Acquisition.

Segment Results of Operations

We present Adjusted OIBDA as the primary measure of profit and loss for our operating segments in accordance with Financial Accounting Standards Board (the “FASB”) guidance for segment reporting. (See the “Key Performance Indicators” section of this MD&A.)

The following table presents our Revenues, Adjusted OIBDA, Operating income (loss) and Depreciation and Amortization by segment, in the three months ended March 31, 2015 and 2014.

	Three Months Ended
	March 31,
(in millions)	2015	2014
Revenues:
United States	$313.9	$255.0
International	30.0	32.9
Total revenues	343.9	287.9
Foreign currency exchange impact	—	(3.9)
Constant dollar revenues(a)	$343.9	$284.0

Operating income	$26.6	$26.7
Restructuring charges	0.6	—
Net gain on dispositions	(0.3)	(0.9)
Depreciation	28.7	26.1
Amortization	27.8	21.9
Stock-based compensation(b)	3.6	1.8
Adjusted OIBDA	$87.0	$75.6

Adjusted OIBDA:
United States	$94.4	$80.3
International	0.1	1.1
Corporate	(7.5)	(5.8)
Total Adjusted OIBDA	$87.0	$75.6

Operating income (loss):
United States	$43.9	$40.0
International	(6.2)	(5.7)
Corporate	(11.1)	(7.6)
Total operating income	$26.6	$26.7

(a)	Revenues on a constant dollar basis are calculated as reported revenues excluding the impact of foreign currency exchange rates between periods.

(b)	Stock-based compensation is classified as Corporate expenses.

United States

	Three Months Ended
	March 31,		%
(in millions, except percentages)	2015	2014	Change
Revenues:
Billboard	$221.1	$176.9	25%
Transit and other	92.8	78.1	19
Total revenues	$313.9	$255.0	23

Organic revenues(a)
Billboard	$179.4	$176.9	1
Transit and other	87.6	77.3	13
Total organic revenues	267.0	254.2	5
Non-organic revenues
Billboard	41.7	—	*
Transit and other	5.2	0.8	*
Total non-organic revenues	46.9	0.8	*
Total revenues	313.9	255.0	23
Operating expenses	(176.3)	(139.0)	27
SG&A expenses	(43.2)	(35.7)	21
Adjusted OIBDA	$94.4	$80.3	18

Operating income	$43.9	$40.0	10
Restructuring charges	0.6	—	*
Net gain on dispositions	(0.4)	(0.8)	(50)
Depreciation and amortization	50.3	41.1	22
Adjusted OIBDA	$94.4	$80.3	18

*	Calculation is not meaningful.

(a)	Organic revenues are adjusted to exclude revenues associated with significant acquisitions and divestitures, and revenues associated with business lines we no longer operate (“non-organic revenues”).

Total U.S. revenues increased $58.9 million, or 23%, and U.S. organic revenues increased $12.8 million, or 5%, in the three months ended March 31, 2015, compared to the same prior-year period. Non-organic revenues primarily reflect the Acquisition in 2014 and the discontinuation of a business line in April 2014.

Total U.S. revenue growth was led by increases in the computers/internet, financial services and retail categories, reflecting the impact of the Acquisition ($46.6 million), and growth attributable to the conversion of traditional static billboard displays to digital billboard displays. In the three months ended March 31, 2015, we generated approximately 45% of our U.S. revenues from national advertising campaigns compared to approximately 40% in the three months ended March 31, 2014.

Revenues from U.S. billboards increased $44.2 million, or 25%, in the three months ended March 31, 2015, compared to the same prior-year period, reflecting the impact of the Acquisition, the conversion of traditional static billboard displays to digital billboard displays and an increase in production and installation revenues, partially offset by a decline in average revenue per display (yield).

Organic revenues from U.S. billboards increased $2.5 million, or 1%, in the three months ended March 31, 2015, compared to the same prior-year period, primarily due to the conversion of traditional static billboard displays to digital billboard displays and production and installation revenues.

Transit and other revenues in the U.S. increased $14.7 million, or 19%, in the three months ended March 31, 2015, compared to the same prior-year period, reflecting the impact of the Acquisition, stronger market conditions in national advertising and higher revenues in 2015 from the financial services, telecom/utilities and professional services industries, partially offset by lower revenues in 2015 from the television and beer/liquor industries, a decline in revenues from our Sports Media division and the discontinuation of a business line in April 2014.

Organic revenues from U.S. transit and other increased $10.3 million, or 13%, in the three months ended March 31, 2015, compared to the three months ended March 31, 2014.

U.S. operating and SG&A expenses increased $37.3 million and $7.5 million, or 27% and 21%, respectively, in the three months ended March 31, 2015, compared to the same prior-year period, primarily due to the impact of the Acquisition, higher transit franchise expenses due to the increase in transit revenues compared to the corresponding prior-year period, incremental stand-alone costs, increased compensation-related expenses and increased strategic business development expenses.

U.S. Adjusted OIBDA increased $14.1 million, or 17.6%, in the three months ended March 31, 2015, compared to the same prior-year period, primarily due to the impact of the Acquisition. Adjusted OIBDA margin decreased to 30% in the three months ended March 31, 2015, from 31% in the same prior-year period.

International

				(in constant dollars)(b)
				Three
				Months
	Three Months Ended			Ended
(in millions, except	March 31,		%	March 31,	%
percentages)	2015	2014	Change	2014	Change
Revenues:
Billboard	$25.8	$28.2	(9)%	$24.9	4%
Transit and other	4.2	4.7	(11)	4.1	2
Total revenues	$30.0	$32.9	(9)	$29.0	3

Organic revenues(a)
Billboard	$25.8	$24.9	4	$24.9	4
Transit and other	4.2	4.1	2	4.1	2
Total organic revenues	30.0	29.0	3	29.0	3
Non-organic revenues
Billboard	—	3.3	*	—	*
Transit and other	—	0.6	*	—	*
Total non-organic revenues	—	3.9	*	—	*
Total revenues	$30.0	$32.9	(9)	$29.0	3

Canada	$15.5	$16.5	(6)	$14.6	6
Latin America	14.5	16.4	(12)	14.4	1
Total revenues	30.0	32.9	(9)	29.0	3
Operating expenses	(22.5)	(24.5)	(8)	(21.7)	4
SG&A expenses	(7.4)	(7.3)	1	(6.4)	16
Adjusted OIBDA	$0.1	$1.1	(91)	$0.9	(89)

Operating loss	$(6.2)	$(5.7)	9
Net (gain) loss on dispositions	0.1	(0.1)	*
Depreciation and amortization	6.2	6.9	(10)
Adjusted OIBDA	$0.1	$1.1	(91)

*	Calculation is not meaningful.

(a)
Organic revenues exclude revenues associated with significant acquisitions and divestitures, revenues associated with business lines we no longer operate, and the impact of foreign currency exchange rates (“non-organic revenues”).

(b)	Revenues on a constant dollar basis are calculated as reported revenues excluding the impact of foreign currency exchange rates between periods.

Total International revenues decreased $2.9 million, or 9%, in the three months ended March 31, 2015, compared to the same prior-year period, reflecting the negative impact of foreign currency exchange rates. In constant dollars, total International revenues increased 3%, driven by an increase in Canada of 6%.

International operating expenses decreased $2.0 million, or 8%, in the three months ended March 31, 2015, compared to the same prior-year period, driven by the impact of foreign currency exchange rates, and an increase in billboard property and transit franchise lease costs in Canada and Latin America. International SG&A expenses increased $0.1 million, or 1%, compared to the prior-year period, primarily driven by higher compensation-related expenses and commissions.

International Adjusted OIBDA decreased $1.0 million, or 91%, in the three months ended March 31, 2015, compared to the same prior-year period, driven by higher expenses. In constant dollars, International Adjusted OIBDA decreased $0.8 million in the three months ended March 31, 2015, or 89%, compared to the same prior-year period.

Corporate

Corporate expenses primarily include expenses associated with employees who provide centralized services. Corporate expenses, excluding stock-based compensation, were $7.5 million in the three months ended March 31, 2015 and $5.8 million in the same prior-year period, reflecting incremental stand-alone costs of $2.9 million, offset by lower compensation-related expenses.

Liquidity and Capital Resources

	As of
(in millions, except percentages)	March 31, 2015	December 31, 2014	% Change
Assets:
Cash and cash equivalents	$56.0	$28.5	96%
Receivables, less allowance ($13.8 in 2015 and $14.2 in 2014)	201.0	217.5	(8)
Deferred income tax assets, net	1.7	2.3	(26)
Prepaid lease and transit franchise costs	121.6	68.2	78
Other prepaid expenses	30.7	26.1	18
Other current assets	14.9	12.7	17
Total current assets	425.9	355.3	20
Liabilities:
Accounts payable	69.0	75.2	(8)
Accrued compensation	25.8	34.6	(25)
Accrued interest	27.3	18.0	52
Accrued lease costs	25.2	34.4	(27)
Other accrued expenses	44.4	47.4	(6)
Deferred revenues	33.2	18.6	78
Other current liabilities	24.4	27.0	(10)
Total current liabilities	249.3	255.2	(2)
Working capital	$176.6	$100.1	76

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

As of March 31, 2015, we had indebtedness of $2.3 billion.

On April 30, 2015, we announced that our board of directors approved a quarterly cash dividend of $0.34 per share on our common stock, payable on June 30, 2015, to stockholders of record at the close of business on June 11, 2015.

Debt

Long-term debt consists of the following:

	As of
(in millions, except percentages)	March 31, 2015	December 31, 2014
Term loan, due 2021	$798.3	$798.3

Senior unsecured notes:
5.250% senior unsecured notes, due 2022	549.3	549.3
5.625% senior unsecured notes, due 2024	503.8	400.0
5.875% senior unsecured notes, due 2025	450.0	450.0
Total senior unsecured notes	1,503.1	1,399.3

Other	0.3	0.7
Total long-term debt	$2,301.7	$2,198.3

Weighted average cost of debt	4.7%	4.6%

	Payments Due by Period
(in millions)	Total	2015	2016-2017	2018-2019	2020 and thereafter
Long-term debt	$2,300.6	$0.2	$0.4	$—	$2,300.0
Interest	895.6	106.6	215.6	215.6	357.8
Total	$3,196.2	$106.8	$216.0	$215.6	$2,657.8

Term Loan

The interest rate on the Term Loan was 3.00% per annum as of March 31, 2015. As of March 31, 2015, a discount of $1.7 million on the Term Loan remains unamortized. The discount is being amortized through Interest expense on the Consolidated Statement of Operations.

Senior Unsecured Notes

On February 3, 2015, we completed an exchange offer pursuant to which $550.0 million of the privately issued 5.250% Senior Unsecured Notes due 2022, $400.0 million of the privately issued 5.625% Senior Unsecured Notes due 2024, and $450.0 million of the privately issued 5.875% Senior Unsecured Notes due 2025, were exchanged for publicly registered senior unsecured notes having substantially identical terms.

As of March 31, 2015, a discount of $0.7 million on $150.0 million of the 5.250% Senior Unsecured Notes due 2022, remains unamortized. The discount is being amortized through Interest expense on the Consolidated Statement of Operations.

On March 30, 2015, two of our wholly owned subsidiaries, Outfront Media Capital LLC (“Capital LLC”) and Outfront Media Capital Corporation (“Finance Corp,” and together with Capital LLC, the “Borrowers”), issued an additional $100.0 million aggregate principal amount of 5.625% Senior Unsecured Notes due 2024 (the “New 2024 Senior Notes”) in a private placement. The New 2024 Senior Notes are of the same class and series as, and otherwise identical to, the 5.625% Senior

Unsecured Notes due 2024 that were previously issued by the Borrowers on January 31, 2014. Interest on the New 2024 Senior Notes is payable on May 15 and November 15 of each year, beginning on May 15, 2015 and deemed to have accrued from November 15, 2014. The New 2024 Senior Notes were issued at a premium of $3.8 million, which we will amortize through Interest expense on the Consolidated Statement of Operations over the life of the New 2024 Senior Notes.

On March 30, 2015, a portion of the net proceeds of the New 2024 Senior Notes were used to repay all outstanding borrowings against the Revolving Credit Facility and the remainder was retained for general corporate purposes.

Pursuant to a registration rights agreement dated March 30, 2015, we and the Borrowers have agreed to use commercially reasonable efforts to cause a registration statement to become effective with the SEC by March 30, 2016, related to an offer to exchange the New 2024 Senior Notes for registered New 2024 Senior Notes having substantially identical terms, or, in certain cases, to register the New 2024 Senior Notes for resale. If we and the Borrowers do not register or exchange the New 2024 Senior Notes pursuant to the terms of the registration right agreement, the Borrowers will be required to pay additional interest to the holders of the New 2024 Senior Notes under certain circumstances.

Revolving Credit Facility

As of March 31, 2015, there were no outstanding borrowings under the Revolving Credit Facility.

The commitment fee based on the amount of unused commitments under the Revolving Credit Facility was $0.4 million in each of the three months ended March 31, 2015 and 2014. As of March 31, 2015, we had issued letters of credit totaling approximately $30.5 million against the Revolving Credit Facility.

Debt Covenants

The credit agreement dated January 31, 2014, (the “Credit Agreement”), governing the Term Loan and the Revolving Credit Facility, and the indentures governing our senior unsecured notes contain customary affirmative and negative covenants, subject to certain exceptions, including but not limited to those that limit the Company’s and our subsidiaries’ abilities to (i) pay dividends on, repurchase or make distributions in respect to the Company’s or Capital LLC’s capital stock or make other restricted payments, and (ii) enter into agreements restricting certain subsidiaries’ ability to pay dividends or make other intercompany transfers.

The terms of the Credit Agreement require that, as long as any commitments remain outstanding under the Revolving Credit Facility, we maintain a Consolidated Net Secured Leverage Ratio, which is the ratio of (i) our consolidated secured debt (less up to $150.0 million of unrestricted cash) to (ii) our Consolidated EBITDA (as defined in the Credit Agreement) for the trailing four consecutive quarters, of no greater than 4.0 to 1.0. As of March 31, 2015, our Consolidated Net Secured Leverage Ratio was 1.6 to 1.0, as adjusted to give pro forma effect to the Acquisition in accordance with the Credit Agreement. The Credit Agreement also requires that, in connection with the incurrence of certain indebtedness, we maintain a Consolidated Total Leverage Ratio, which is the ratio of our consolidated total debt to our Consolidated EBITDA for the trailing four consecutive quarters, of no greater than 6.0 to 1.0. As of March 31, 2015, our Consolidated Total Leverage Ratio was 5.0 to 1.0, as adjusted to give pro forma effect to the Acquisition in accordance with the Credit Agreement.

Letter of Credit Facility

As of March 31, 2015, we issued letters of credit totaling approximately $69.6 million under our $80.0 million letter of credit facility. The fee under the letter of credit facility was immaterial in each of the three months ended March 31, 2015 and 2014.

Deferred Financing Costs

As of March 31, 2015, we had deferred $37.4 million in fees and expenses associated with the Term Loan, Revolving Credit Facility, letter of credit facility and our senior unsecured notes. We are amortizing the deferred fees through Interest expense on the Consolidated Statement of Operations over the respective terms of the Term Loan, Revolving Credit Facility, letter of credit facility and our senior unsecured notes.

Cash Flows

We have revised the previously reported Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2014. In prior periods, non-cash purchases of property and equipment were previously included within capital expenditures. The revision increased Net cash used in investing activities and increased Net cash provided by operating activities by $7.5 million for the three months ended March 31, 2014. We do not believe that these misclassifications were material to the previously reported interim financial statements. The above adjustments had no effect on previously reported Statements of Operations, Statements of Financial Position or Statements of Invested Equity/Stockholders' Equity. The impacted prior periods will be revised as they are presented in future filings.

The following table sets forth our cash flows in the three months ended March 31, 2015 and 2014.

	Three Months Ended
	March 31,		%
(in millions, except percentages)	2015	2014	Change
Cash provided by operating activities	$5.8	$7.8	(26)%
Cash used for investing activities	(22.3)	(15.2)	47
Cash provided by financing activities	45.3	92.0	(51)
Effect of exchange rate changes on cash and cash equivalents	(1.3)	(0.5)	160
Net increase to cash and cash equivalents	$27.5	$84.1	(67)

Cash provided by operating activities decreased $2.0 million in the three months ended March 31, 2015, compared to the same prior-year period, principally driven by lower net income and higher interest paid on the 2014 and 2015 debt borrowings, partially offset by increased non-cash charges.

Cash used for investing activities increased $7.1 million in the three months ended March 31, 2015, compared to the same prior-year period. In the three months ended March 31, 2015, we incurred $13.1 million in capital expenditures, completed several small tuck-in acquisitions for $9.9 million and received $0.7 million in net proceeds from dispositions. In the three months ended March 31, 2014, we incurred $15.7 million in capital expenditures and received proceeds from dispositions of $0.5 million.

The following table presents our capital expenditures in the three months ended March 31, 2015 and 2014.

	Three Months Ended
	March 31,		%
(in millions, except percentages)	2015	2014	Change
Growth	$6.6	$10.1	(35)%
Maintenance	6.5	5.6	16
Total capital expenditures	$13.1	$15.7	(17)

Capital expenditures increased $2.6 million, or 17%, in the three months ended March 31, 2015, compared to the same prior-year period, driven by growth in digital billboard displays and increased investments in information technology.

For the full year of 2015, we expect our capital expenditures to be approximately $70.0 million, which will be used primarily for growth in digital billboard displays, to improve the quality or extend the life of our U.S. billboards and to renovate certain office facilities.

Cash provided by financing activities decreased $46.7 million in the three months ended March 31, 2015, compared to the same prior-year period. In the three months ended March 31, 2015, we incurred debt of $103.8 million and paid a quarterly cash dividend of $46.7 million and a special cash dividend of $8.2 million, comprised of a “top-up” of the 2014 annual dividend for REIT distributable income. In the three months ended March 31, 2014, we retained $50.0 million related to the incurrence of $1.6 billion of indebtedness on January 31, 2014, and had a net capital contribution from CBS of $42.2 million.

Off-Balance Sheet Arrangements

We have indemnification obligations with respect to letters of credit and surety bonds primarily used as security against non-performance in the normal course of business. The outstanding letters of credit and surety bonds approximated $113.2 million as of March 31, 2015, and were not recorded on the Consolidated Statements of Financial Position.

Accounting Standards

Adoption of New Accounting Standards

Service Concession Arrangements

During the first quarter of 2015, we adopted the FASB’s guidance on the accounting for service concession arrangements with public sector entities. This guidance specifies that an operating entity should not account for a service concession arrangement as a lease and the infrastructure used in a service concession arrangement should not be recognized as property, plant and equipment. This guidance applies when the public sector entity controls the services that the operating entity must provide within the infrastructure and also controls any residual interest in the infrastructure at the end of the term of the arrangement. This guidance did not have a material effect on our financial statements.

Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity

During the first quarter of 2015, we adopted the FASB guidance on reporting discontinued operations and disclosures of disposals of components of an entity. The new guidance changes the requirements, including additional disclosures, for reporting discontinued operations which may include a component of an entity or a group of components of an entity, or a business or nonprofit activity. Under the new guidance, a discontinued operation is defined as a disposal of a component or group of components that is disposed of or is classified as held for sale and represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. This guidance did not have a material effect on our consolidated financial statements.

Recent Pronouncements

Simplifying the Presentation of Debt Issuance Costs

In April 2015, the FASB issued principles-based guidance addressing the recognition of debt issuance costs related to a recognized debt liability. The guidance requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. This guidance is to be applied retrospectively and is effective for interim and annual periods beginning after December 15, 2015. Early adoption is permitted for financial statements that have not been previously issued. We do not expect this guidance to have a material effect on our financial statements.

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

While forward-looking statements reflect our good-faith beliefs, they are not guarantees of future performance. All forward-looking statements in this Quarterly Report on Form 10-Q apply as of the date of this report or as of the date they were made and, except as required by applicable law, we disclaim any obligation to publicly update or revise any forward-looking statement to reflect changes in underlying assumptions or factors of new information, data or methods, future events or other changes. For a further discussion of these and other factors that could impact our future results, performance or transactions, see the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on March 6, 2015. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider any such list to be a complete set of all potential risks or uncertainties.

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

We do not currently use derivatives or other financial instruments to mitigate our exposure to commodity price risk. However, we do enter into contracts with commodity providers to limit our exposure to commodity price fluctuations. For the year ended December 31, 2014, such contracts accounted for 4.0% of our total utility costs. As of March 31, 2015, we had an active electricity purchase agreement with fixed contract rates for locations throughout Texas, which expires in July 2018.

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

Interest Rate Risk

We are subject to interest rate risk to the extent we have variable-rate debt outstanding including under our Senior Credit Facilities. As of March 31, 2015, we had an $800.0 million variable-rate Term Loan due 2021 outstanding, which has an interest rate of 3.0% per year. An increase or decrease of 1/8% in our interest rate on the Term Loan will change our annualized interest expense by approximately $1.0 million. We do not currently use derivatives or other financial instruments to mitigate interest rate risk, although we may do so in the future.

Credit Risk

In the opinion of our management, credit risk is limited due to the large number of customers and advertising agencies utilized. We perform credit evaluations on our customers and agencies and believe that the allowances for doubtful accounts are adequate. We do not currently use derivatives or other financial instruments to mitigate credit risk.

Item 4.    Controls and Procedures.

As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management has carried out an evaluation, under the supervision of and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a -15(e)  of the Exchange Act, as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures for the periods covered by this report were effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission’s rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Item 1A. Risk Factors.

We have disclosed the risk factors affecting our business, results of operations and financial condition in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on March 6, 2015. There have been no material changes from the risk factors previously disclosed.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

On January 29, 2015, we issued 111,194 shares of our common stock to J&M Holding Enterprises, Inc. (“J&M”), an affiliate of Videri Inc. (“Videri”). Additionally, on February 26, 2015, we issued 74,129 shares, and on March 9, 2015, we issued 37,065 shares of our common stock to Videri, each in connection with licenses and services to be received under a development and license agreement with J&M and Videri. The shares were issued without registration in reliance on the exemption afforded by Rule 506 of Regulation D and Section 4(a)(2) of the Securities Act of 1933, as amended, as transactions not involving a public offering or general solicitation to accredited investors, with adequate Company information available.

Purchases of Equity Securities by the Issuer

	Total Number of Shares Purchased(a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Remaining Authorizations
January 1, 2015 through January 31, 2015	40,074	$26.75	—	—
February 1, 2015 through February 28, 2015	4,848	29.34	—	—
March 1, 2015 through March 31, 2015	6,946	30.01	—	—
Total	51,868	27.43	—	—

(a)	Reflects shares deemed to be surrendered to the Company in connection with tax withholding payments upon exercise of employee stock options at the related exercise prices.

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
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Date: May 7, 2015

EXHIBIT INDEX

Exhibit Number	Description

3.1
Articles of Amendment and Restatement of OUTFRONT Media Inc. effective March 28, 2014, as amended by the Articles of Amendment of OUTFRONT Media Inc. effective November 20, 2014 (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on November 20, 2014).

3.2	Amended and Restated Bylaws of OUTFRONT Media Inc. (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed on November 20, 2014).

4.1
Indenture, dated as of January 31, 2014, by and among CBS Outdoor Americas Capital LLC, CBS Outdoor Americas Capital Corporation, the guarantors named therein and Deutsche Bank Trust Company Americas
(including Form of Senior Notes) (incorporated herein by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-11 (File No. 333-189643), filed on January 31, 2014).

4.2
Third Supplemental Indenture, dated as of March 30, 2015, by and among Outfront Media Capital LLC, Outfront Media Capital Corporation, the guarantors named therein and Deutsche Bank Trust Company Americas (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on March 30, 2015).

10.1
Registration Rights Agreement, dated as of March 30, 2015, by and among Outfront Media Capital LLC, Outfront Media Capital Corporation, the guarantors named therein, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Morgan Stanley & Co. LLC (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on March 30, 2015).

10.2	OUTFRONT Media Inc. Amended and Restated Omnibus Stock Incentive Plan.

10.3	OUTFRONT Media Inc. Amended and Restated Executive Bonus Plan.

10.4
Form of Certificate and Terms and Conditions for Performance-Based Restricted Share Units Awards with Time Vesting granted under the OUTFRONT Media Inc. Amended and Restated Omnibus Stock Incentive Plan.

10.5	Form of Certificate and Terms and Conditions for Restricted Share Units Awards with Time Vesting granted under the CBS Outdoor Americas Inc. Omnibus Stock Incentive Plan on or after February 19, 2015.

31.1	Certification of the Chief Executive Officer of OUTFRONT Media Inc. pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of OUTFRONT Media Inc. pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer of OUTFRONT Media Inc. furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002.

32.2	Certification of the Chief Financial Officer of OUTFRONT Media Inc. furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Calculation Linkbase

101.DEF	XBRL Taxonomy Definition Document

101.LAB	XBRL Taxonomy Label Linkbase

101.PRE	XBRL Taxonomy Presentation Linkbase