Form 10-Q
period 2015-06-30
OUTFRONT Media Inc.
filed 2015-08-12
CIK 1579877

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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

As of August 5, 2015, the number of shares outstanding of the registrant’s common stock was 137,498,883.

OUTFRONT MEDIA INC.
QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2015

PART 1

Item 1.    Financial Statements.

OUTFRONT Media Inc.
Consolidated Statements of Financial Position
(Unaudited)

	As of
(in millions)	June 30, 2015	December 31, 2014
Assets:
Current assets:
Cash and cash equivalents	$68.4	$28.5
Receivables, less allowance ($13.8 in 2015 and $14.2 in 2014)	224.4	217.5
Deferred income tax assets, net	1.7	2.3
Prepaid lease and transit franchise costs	102.1	68.2
Other prepaid expenses	28.3	26.1
Other current assets	14.3	12.7
Total current assets	439.2	355.3
Property and equipment, net (Note 3)	747.8	782.9
Goodwill	2,144.0	2,154.2
Intangible assets (Note 4)	606.8	633.2
Other assets	91.5	98.0
Total assets	$4,029.3	$4,023.6

Liabilities:
Current liabilities:
Accounts payable	$66.0	$75.2
Accrued compensation	34.1	34.6
Accrued interest	19.8	18.0
Accrued lease costs	22.4	34.4
Other accrued expenses	36.7	47.4
Deferred revenues	30.5	18.6
Other current liabilities	26.8	27.0
Total current liabilities	236.3	255.2
Long-term debt (Note 7)	2,301.7	2,198.3
Deferred income tax liabilities, net	15.2	17.2
Asset retirement obligation (Note 5)	36.6	36.6
Other liabilities	69.2	70.8
Total liabilities	2,659.0	2,578.1

Commitments and contingencies (Note 15)

Stockholders’ equity (Note 8):
Common stock (2015 - 450.0 shares authorized, and 137.5 shares issued
and outstanding; 2014 - 450.0 shares authorized, and 136.6 issued and outstanding)	1.4	1.4
Additional paid-in capital	1,925.1	1,911.2
Distribution in excess of earnings	(455.3)	(377.0)
Accumulated other comprehensive loss	(100.9)	(90.1)
Total stockholders’ equity	1,370.3	1,445.5
Total liabilities and stockholders’ equity	$4,029.3	$4,023.6

See accompanying notes to unaudited consolidated financial statements.

OUTFRONT Media Inc.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions, except per share amounts)	2015	2014	2015	2014
Revenues:
Billboard	$280.1	$244.2	$527.0	$449.3
Transit and other	104.6	90.2	201.6	173.0
Total revenues	384.7	334.4	728.6	622.3
Expenses:
Operating	206.4	171.6	405.2	335.1
Selling, general and administrative	63.6	55.4	125.3	106.0
Restructuring charges	2.0	—	2.6	—
Net (gain) loss on dispositions	0.9	—	0.6	(0.9)
Depreciation	28.0	26.5	56.7	52.6
Amortization	29.2	22.6	57.0	44.5
Total expenses	330.1	276.1	647.4	537.3
Operating income	54.6	58.3	81.2	85.0
Interest expense, net	(28.9)	(18.5)	(56.7)	(31.0)
Other expense, net	(0.1)	—	—	(0.5)
Income before provision for income taxes and equity in earnings of investee companies	25.6	39.8	24.5	53.5
Provision for income taxes	(4.5)	(17.6)	(3.1)	(23.5)
Equity in earnings of investee companies, net of tax	1.1	0.2	1.9	0.8
Net income	$22.2	$22.4	$23.3	$30.8

Net income per common share:
Basic	$0.16	$0.19	$0.17	$0.28
Diluted	$0.16	$0.19	$0.17	$0.28

Weighted average shares outstanding:
Basic	137.4	119.7	137.1	108.4
Diluted	137.8	119.9	137.6	108.6

Dividends declared per common share	$0.34	$0.37	$0.74	$0.37

See accompanying notes to unaudited consolidated financial statements.

OUTFRONT Media Inc.
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
(in millions)	2015	2014	2015	2014
Net income	$22.2	$22.4	$23.3	$30.8
Other comprehensive income (loss), net of tax:
Cumulative translation adjustments	2.2	3.3	(11.1)	5.1
Amortization of net actuarial loss	0.1	—	0.3	0.2
Total other comprehensive income (loss), net of tax	2.3	3.3	(10.8)	5.3
Total comprehensive income	$24.5	$25.7	$12.5	$36.1

See accompanying notes to unaudited consolidated financial statements.

OUTFRONT Media Inc.
Consolidated Statements of Invested Equity/Stockholders’ Equity
(Unaudited)

(in millions, except per share amounts)	Shares of Common Stock	Common Stock ($0.01 per share par value)	Additional Paid-In Capital	Retained Earnings (Distribution in Excess of Earnings)	Invested Capital	Accumulated Other Comprehensive Loss	Total Invested Equity/ Stockholders’ Equity
Balance as of December 31, 2013	—	$—	$—	$—	$2,829.5	$(75.1)	$2,754.4
Net income	—	—	—	29.7	1.1	—	30.8
Other comprehensive income	—	—	—	—	—	5.3	5.3
Initial public offering (“IPO”)	23.0	0.2	614.8	—	—	—	615.0
Stock-based payments:
Amortization	—	—	2.8	—	—	—	2.8
Conversion to stockholders’ equity	97.0	1.0	2,829.6	—	(2,830.6)	—	—
Distribution of debt and IPO proceeds to CBS Corporation (“CBS”)	—	—	(2,038.8)	—	—	—	(2,038.8)
Dividends ($0.37 per share)	—	—	—	(44.9)	—	—	(44.9)
Net contribution from CBS	—	—	44.5	—	—	—	44.5
Balance as of June 30, 2014	120.0	$1.2	$1,452.9	$(15.2)	$—	$(69.8)	$1,369.1

Balance as of December 31, 2014	136.6	$1.4	$1,911.2	$(377.0)	$—	$(90.1)	$1,445.5
Net income	—	—	—	23.3	—	—	23.3
Other comprehensive loss	—	—	—	—	—	(10.8)	(10.8)
Stock-based payments:
Vesting of RSUs and PRSUs	0.4	—	—	—	—	—	—
Exercise of stock options	0.2	—	2.0	—	—	—	2.0
Amortization	—	—	8.5	—	—	—	8.5
Shares for tax withholding for stock-based payments	—	—	(6.4)	—	—	—	(6.4)
Issuance of stock for purchase of property and equipment (see Note 8)	0.3	—	9.8	—	—	—	9.8
Dividends ($0.74 per share)	—	—	—	(101.6)	—	—	(101.6)
Balance as of June 30, 2015	137.5	$1.4	$1,925.1	$(455.3)	$—	$(100.9)	$1,370.3

See accompanying notes to unaudited consolidated financial statements.

OUTFRONT Media Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30,
(in millions)	2015	2014
Operating activities:
Net income	$23.3	$30.8
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation and amortization	113.7	97.1
Deferred tax benefit	(0.9)	(12.9)
Stock-based compensation	8.0	4.7
Provision for doubtful accounts	1.8	1.6
Accretion expense	1.2	1.1
Net (gain) loss on dispositions	0.6	(0.9)
Equity in earnings of investee companies, net of tax	(1.9)	(0.8)
Distributions from investee companies	2.4	3.2
Amortization of deferred financing costs and debt discount and premium	2.9	1.9
Change in assets and liabilities, net of investing and financing activities	(77.0)	(50.8)
Net cash flow provided by operating activities	74.1	75.0

Investing activities:
Capital expenditures	(27.7)	(29.3)
Acquisitions	(10.2)	—
Net proceeds from dispositions	8.8	0.5
Net cash flow used for investing activities	(29.1)	(28.8)

Financing activities:
Proceeds from IPO	—	615.0
Proceeds from long-term debt borrowings - term loan and senior notes	—	1,598.0
Proceeds from long-term debt borrowings - new senior notes	103.8	—
Proceeds from borrowings under revolving credit facility	105.0	—
Repayments of borrowings under revolving credit facility	(105.0)	—
Deferred financing costs	(3.3)	(24.4)
Distribution of debt and IPO proceeds to CBS	—	(2,038.8)
Net cash contribution from CBS	—	42.2
Proceeds from stock option exercises	2.0	—
Taxes withheld for stock-based compensation	(3.8)	—
Dividends	(102.0)	(44.4)
Other	(0.6)	—
Net cash flow provided by (used for) financing activities	(3.9)	147.6

Effect of exchange rate changes on cash and cash equivalents	(1.2)	(0.2)
Net increase in cash and cash equivalents	39.9	193.6
Cash and cash equivalents at beginning of period	28.5	29.8
Cash and cash equivalents at end of period	$68.4	$223.4

OUTFRONT Media Inc.
Condensed Consolidated Statements of Cash Flows (Continued)
(Unaudited)

	Six Months Ended
	June 30,
(in millions)	2015	2014
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$1.9	$28.3
Cash paid for interest	52.0	19.0

Non-cash investing and financing activities:
Accrued purchases of property and equipment	2.5	2.6
Issuance of stock for purchase of property and equipment	9.8	—
Taxes withheld for stock-based compensation	2.6	—

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

Basis of Presentation and Use of Estimates

The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules of the Securities and Exchange Commission (the “SEC”). In the opinion of our management, the accompanying unaudited financial statements reflect all adjustments, consisting of normal and recurring adjustments, necessary for a fair presentation of our financial position, results of operations and cash flows for the periods presented. Consistent with the first quarter 2015, certain previously reported amounts within Revenues have been reclassified to conform with the current presentation. The impact of the reclassification is a reduction in “Billboard” revenues of $1.1 million and a corresponding increase in “Transit and other” revenues of $1.1 million for the three months ended June 30, 2014. The impact of the reclassification is a reduction in “Billboard” revenues of $3.7 million and a corresponding increase in “Transit and other” revenues of $3.7 million for the six months ended June 30, 2014. These financial statements should be read in conjunction with the more detailed financial statements and notes thereto, included in our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on March 6, 2015.

We have revised the previously reported Condensed Consolidated Statement of Cash Flows for six months ended June 30, 2014. Historically, non-cash purchases of property and equipment were included within capital expenditures. The revision increased Net cash used in investing activities and increased Net cash provided by operating activities by $10.2 million for the six months ended June 30, 2014. We do not believe that these misclassifications were material to the previously reported interim financial statements. The above adjustments had no effect on previously reported Statements of Operations, Statements of Financial Position or Statements of Invested Equity/Stockholders' Equity.

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

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)

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

Revenue from Contracts with Customers

In May 2014, the FASB issued principles-based guidance addressing revenue recognition issues. The guidance may be applied to all contracts with customers regardless of industry-specific or transaction specific fact patterns. In July 2015, the FASB deferred the effective date of the standard by one year. This guidance is to be applied retrospectively and is effective for interim and annual periods beginning after December 15, 2017. Early adoption is not permitted. We are currently evaluating the impact of this guidance on our consolidated financial statements.

Note 3. Property and Equipment

The table below presents the balances of major classes of assets and accumulated depreciation.

		As of
(in millions)	Estimated Useful Lives	June 30, 2015	December 31, 2014
Land		$91.6	$88.1
Buildings	20 to 40 years	47.0	47.0
Advertising structures	5 to 20 years	1,710.4	1,745.6
Furniture, equipment and other	3 to 10 years	83.1	78.1
Construction in progress		25.1	17.1
		1,957.2	1,975.9
Less: accumulated depreciation		1,209.4	1,193.0
Property and equipment, net		$747.8	$782.9

Depreciation expense was $28.0 million for the three months ended June 30, 2015, $26.5 million for the three months ended June 30, 2014, $56.7 million for the six months ended June 30, 2015, and $52.6 million for the six months ended June 30, 2014.

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)

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

Our identifiable intangible assets consist of the following:

(in millions)	Gross	Accumulated Amortization	Net
As of June 30, 2015:
Permits and leasehold agreements	$1,122.4	$(693.0)	$429.4
Franchise agreements	473.7	(330.5)	143.2
Other intangible assets	40.0	(5.8)	34.2
Total intangible assets	$1,636.1	$(1,029.3)	$606.8

As of December 31, 2014:
Permits and leasehold agreements	$1,119.2	$(677.2)	$442.0
Franchise agreements	474.7	(321.1)	153.6
Other intangible assets	39.9	(2.3)	37.6
Total intangible assets	$1,633.8	$(1,000.6)	$633.2

All of our identifiable intangible assets, except goodwill, are subject to amortization. Amortization expense was $29.2 million for the three months ended June 30, 2015, and $22.6 million for the three months ended June 30, 2014, which includes the amortization of direct lease acquisition costs of $9.2 million for the three months ended June 30, 2015, and $8.4 million for the three months ended June 30, 2014. Amortization expense was $57.0 million for the six months ended June 30, 2015, and $44.5 million for the six months ended June 30, 2014, which includes the amortization of direct lease acquisition costs of $16.7 million for the six months ended June 30, 2015, and $15.4 million for the six months ended June 30, 2014. Direct lease acquisition costs are amortized on a straight-line basis over the related customer lease term, which generally ranges from four weeks to one year.

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

(in millions)
As of December 31, 2014	$36.6
Accretion expense	1.2
Additions	0.1
Liabilities settled	(0.6)
Foreign currency translation adjustments	(0.7)
As of June 30, 2015	$36.6

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)

Note 6. Related Party Transactions

We have a 50% ownership interest in two joint ventures that operate transit shelters in the greater Los Angeles area and Vancouver, and four joint ventures acquired in connection with the acquisition of certain outdoor advertising businesses (the “Acquired Business”) of Van Wagner Communications, LLC (the “Acquisition”), which operate a total of 17 billboards in New York and Boston. All of these ventures are accounted for as equity investments. These investments totaled $23.6 million as of June 30, 2015, and $27.0 million as of December 31, 2014, and are included in Other assets on the Consolidated Statements of Financial Position. We provided sales and management services to these joint ventures and recorded management fees in Revenues on the Consolidated Statement of Operations of $1.8 million in the three months ended June 30, 2015, $2.1 million in the three months ended June 30, 2014, $3.3 million in the six months ended June 30, 2015, and $3.0 million in the six months ended June 30, 2014.

CBS Corporation (“CBS”)

On July 16, 2014, CBS disposed of all of its shares of our common stock and as of July 16, 2014, we were separated from CBS (the “Separation”) and CBS and their affiliates ceased to be related parties. Our Statement of Operations for the three months and six months ended June 30, 2014, include charges from CBS for services, such as tax, internal audit, cash management, insurance, technology systems and other services. Charges for these services and benefits have been included in Selling, general and administrative expenses in the accompanying Consolidated Statements of Operations and totaled $2.8 million for the three months ended June 30, 2014, and $9.2 million for the six months ended June 30, 2014. Also included in these 2014 charges are professional fees associated with our planned election to be taxed as a REIT. As of December 31, 2014, all services previously provided by CBS have been transitioned to us.

For advertising spending placed by CBS and its subsidiaries, we recognized total revenues of $5.1 million for the three months ended June 30, 2014, and $7.0 million for the six months ended June 30, 2014.

As of December 31, 2014, there were no receivables from CBS and payables to CBS were $0.2 million, which were included in Other current liabilities on our Consolidated Statement of Financial Position.

Viacom Inc. is controlled by National Amusements, Inc., the controlling stockholder of CBS. On July 16, 2014, as a result of the Separation, Viacom Inc. ceased to be a related party. Revenues recognized for advertising spending placed by various subsidiaries of Viacom Inc. were $2.0 million in the three months ended June 30, 2014, and $3.6 million in the six months ended June 30, 2014.

Note 7. Long-Term Debt

Long-term debt consists of the following:

	As of
(in millions, except percentages)	June 30, 2015	December 31, 2014
Term loan, due 2021	$798.4	$798.3

Senior unsecured notes:
5.250% senior unsecured notes, due 2022	549.3	549.3
5.625% senior unsecured notes, due 2024	503.6	400.0
5.875% senior unsecured notes, due 2025	450.0	450.0
Total senior unsecured notes	1,502.9	1,399.3

Other	0.4	0.7
Total long-term debt	$2,301.7	$2,198.3

Weighted average cost of debt	4.7%	4.6%

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)

Term Loan

The interest rate on the term loan due in 2021 (the “Term Loan”) was 3.0% per annum as of June 30, 2015. As of June 30, 2015, a discount of $1.6 million on the Term Loan remains unamortized. The discount is being amortized through Interest income (expense), net, on the Consolidated Statement of Operations.

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

As of June 30, 2015, a discount of $0.7 million on $150.0 million of the 5.250% Senior Unsecured Notes due 2022, remains unamortized. The discount is being amortized through Interest expense on the Consolidated Statement of Operations.

On March 30, 2015, two of our wholly owned subsidiaries, Outfront Media Capital LLC (“Capital LLC”) and Outfront Media Capital Corporation (“Finance Corp,” and together with Capital LLC, the “Borrowers”), issued an additional $100.0 million aggregate principal amount of 5.625% Senior Unsecured Notes due 2024 (the “New 2024 Senior Notes”) in a private placement. The New 2024 Senior Notes are of the same class and series as, and otherwise identical to, the 5.625% Senior Unsecured Notes due 2024 that were previously issued by the Borrowers on January 31, 2014. Interest on the New 2024 Senior Notes is payable on May 15 and November 15 of each year, beginning on May 15, 2015 and deemed to have accrued from November 15, 2014. As of June 30, 2015, a premium of $3.6 million on the New 2024 Senior Notes remains unamortized. The premium is being amortized through Interest income (expense), net, on the Consolidated Statement of Operations over the life of the New 2024 Senior Notes.

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

As of June 30, 2015, there were no outstanding borrowings under the Revolving Credit Facility.

The commitment fee based on the amount of unused commitments under the Revolving Credit Facility was $0.5 million in each of the three months ended June 30, 2015 and 2014. The commitment fee based on the amount of unused commitments under the Revolving Credit Facility was $0.9 million in each of the six months ended June 30, 2015 and 2014. As of June 30, 2015, we had issued letters of credit totaling approximately $30.6 million against the Revolving Credit Facility.

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

The terms of the Credit Agreement require that, as long as any commitments remain outstanding under the Revolving Credit Facility, we maintain a Consolidated Net Secured Leverage Ratio, which is the ratio of (i) our consolidated secured debt (less up to $150.0 million of unrestricted cash) to (ii) our Consolidated EBITDA (as defined in the Credit Agreement) for the trailing

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)

four consecutive quarters, of no greater than 4.0 to 1.0. As of June 30, 2015, our Consolidated Net Secured Leverage Ratio was 1.6 to 1.0, as adjusted to give pro forma effect to the Acquisition in accordance with the Credit Agreement. The Credit Agreement also requires that, in connection with the incurrence of certain indebtedness, we maintain a Consolidated Total Leverage Ratio, which is the ratio of our consolidated total debt to our Consolidated EBITDA for the trailing four consecutive quarters, of no greater than 6.0 to 1.0. As of June 30, 2015, our Consolidated Total Leverage Ratio was 5.1 to 1.0, as adjusted to give pro forma effect to the Acquisition in accordance with the Credit Agreement. As of June 30, 2015, we are in compliance with our debt covenants.

Letter of Credit Facility

As of June 30, 2015, we issued letters of credit totaling approximately $67.6 million under our $80.0 million letter of credit facility. The fee under the letter of credit facility was immaterial in each of the six months ended June 30, 2015 and 2014.

Deferred Financing Costs

As of June 30, 2015, we had deferred $36.1 million in fees and expenses associated with the Term Loan, Revolving Credit Facility, letter of credit facility and our senior unsecured notes. We are amortizing the deferred fees through Interest expense on the Consolidated Statement of Operations over the respective terms of the Term Loan, Revolving Credit Facility, letter of credit facility and our senior unsecured notes.

Fair Value

Under the fair value hierarchy, observable inputs such as unadjusted quoted prices in active markets for identical assets or liabilities are defined as Level 1; observable inputs other than quoted prices included within Level 1 that are either directly or indirectly observable for the asset or liability are defined as Level 2; and unobservable inputs for the asset or liability are defined as Level 3. The aggregate fair value of our debt, which is estimated based on quoted market prices of similar liabilities, was approximately $2.4 billion as of June 30, 2015. The fair value of our debt is classified as Level 2.

Note 8. Equity

As of June 30, 2015, 450,000,000 shares of our common stock, par value $0.01 per share, were authorized; 137,467,243 shares were issued and outstanding; and 50,000,000 shares of our preferred stock, par value $0.01 per share, were authorized with no shares issued and outstanding.

In the six months ended June 30, 2015, we issued 346,554 shares, valued at approximately $9.8 million, of our common stock to J&M Holding Enterprises, Inc. (“J&M”), an affiliate of Videri Inc. (“Videri”), or Videri, as applicable, in connection with licenses and services to be received under a development and license agreement (the “Videri Agreement”) with J&M and Videri. We have capitalized the payments, which are related to the development of software and equipment to be utilized within digital displays, as construction in progress within Property and equipment, net, on the Consolidated Statement of Financial Position.

On July 30, 2015, we announced that our board of directors approved a quarterly cash dividend of $0.34 per share on our common stock, payable on September 30, 2015, to stockholders of record at the close of business on September 10, 2015.

Note 9. Restructuring Charges

In third and fourth quarters of 2014, we recorded an aggregate restructuring charge of $9.8 million (including stock-based compensation of $5.6 million) associated with the reorganization of management and in the six months ended June 30, 2015, we recorded a restructuring charge of $2.6 million in our U.S. segment associated with the elimination of a management position, the elimination of positions in connection with the sale of assets and the consolidation of leased locations. As of June 30, 2015, $2.8 million in restructuring reserves remained outstanding and is included in Other current liabilities on the Consolidated Statement of Financial Position.

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)

Note 10. Acquisitions and Dispositions

Acquisitions

In the six months ended June 30, 2015, we completed several small acquisitions for $10.2 million.

On October 1, 2014, we completed the Acquisition for $690.0 million in cash, plus working capital adjustments.

Our Consolidated Statement of Operations for the three months ended June 30, 2015, includes $48.4 million of revenue from the Acquired Business and for the six months ended June 30, 2015, includes $95.0 million of revenue from the Acquired Business.

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

The preliminary allocation of the purchase price presented below represents the effect of recording the preliminary estimates of the fair value of assets acquired and liabilities assumed as of the date of the Acquisition, based on the total transaction consideration of $690.0 million in cash, plus working capital adjustments. The following allocation of purchase price includes minor revisions to the preliminary allocation that was reported as of December 31, 2014, for property and equipment, goodwill and other assets, primarily due to adjustments for the valuation of property and equipment based upon additional information. However, we have not reclassified our Statement of Financial Position as of December 31, 2014, for these revisions due to their immaterial impact on current and prior periods. These preliminary estimates may be revised in future periods. Any changes to the initial estimates of the fair value of the assets and liabilities will be recorded as adjustments to those assets and liabilities and residual amounts will be allocated to goodwill.

(in millions)	Purchase Price
Base purchase price	$690.0
Working capital and other adjustments	24.2
Estimated transaction consideration	$714.2

Current assets	$48.4
Property and equipment	73.3
Goodwill	298.9
Intangible assets(a)	325.2
Other assets	10.7
Current liabilities	(36.5)
Long-term debt(b)	(1.4)
Other liabilities	(4.4)
Total net assets acquired	$714.2

(a)	Intangible assets included with the preliminary purchase price allocation are as follows:

(in millions)	Estimated Useful Life	Intangible Assets Allocation
Permits and leasehold agreements	12 - 20 years	$252.0
Franchise agreements	4 - 15 years	35.3
Advertising relationships	7 years	16.0
Other	1 - 5 years	21.9
		$325.2

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)

(b)
In conjunction with the Acquisition, we assumed a total of $1.4 million of long term debt, due to three unrelated third parties. The debt had varying maturities through June 1, 2021. As of June 30, 2015, we have prepaid several of the debt obligations, leaving a remaining balance of $0.5 million, with varying maturities through January 31, 2017.

Dispositions

In the three months ended June 30, 2015, we disposed of substantially all of our assets in Puerto Rico and recorded a loss of $0.9 million in Net (gain) loss on dispositions on the Consolidated Statement of Operations.

Note 11. Stock-Based Compensation

The following table summarizes our stock-based compensation expense for the three months and six months ended June 30, 2015 and 2014.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2015	2014	2015	2014
Restricted stock units (“RSUs”) and performance-based RSUs (“PRSUs”)	$4.4	$2.7	$7.9	$4.3
Stock options	—	0.2	0.1	0.4
Stock-based compensation expense, before income taxes	4.4	2.9	8.0	4.7
Tax benefit	(0.4)	(1.3)	(0.7)	(2.1)
Stock-based compensation expense, net of tax	$4.0	$1.6	$7.3	$2.6

As of June 30, 2015, total unrecognized compensation cost related to non-vested RSUs and PRSUs was $28.1 million, which is expected to be recognized over a weighted average period of 2.4 years, and total unrecognized compensation cost related to non-vested stock options was $0.5 million, which is expected to be recognized over a weighted average period of 2.1 years.

RSUs and PRSUs

The following table summarizes activity for the six months ended June 30, 2015, of RSUs and PRSUs issued to our employees.

	Activity	Weighted Average Per Share Grant Date Fair Market Value
Non-vested as of December 31, 2014	1,278,602	$21.92
Granted:
RSUs	419,609	29.64
PRSUs	226,197	29.83
Vested:
RSUs	(458,074)	21.15
PRSUs	(65,669)	28.89
Forfeitures:
RSUs	(19,219)	25.07
PRSUs	(25,751)	26.42
Non-vested as of June 30, 2015	1,355,695	26.41

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)

Stock Options

The following table summarizes activity for the six months ended June 30, 2015, of stock options issued to our employees.

	Activity	Weighted Average Exercise Price
Outstanding as of December 31, 2014	450,890	$15.29
Exercised	(141,600)	14.67
Forfeited or expired	(14,393)	12.73
Outstanding as of June 30, 2015	294,897	15.72

Exercisable as of June 30, 2015	182,661	10.84

Note 12. Retirement Benefits

The following table presents the components of net periodic pension cost and amounts recognized in other comprehensive income (loss) for our pension plans:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2015	2014	2015	2014
Components of net periodic pension cost:
Service cost	$0.4	$0.4	$0.7	$0.7
Interest cost	0.5	0.5	0.9	1.1
Expected return on plan assets	(0.6)	(0.6)	(1.1)	(1.3)
Amortization of net actuarial losses(a)	0.2	—	0.4	0.2
Net periodic pension cost	$0.5	$0.3	$0.9	$0.7

(a)	Reflects amounts reclassified from accumulated other comprehensive income (loss) to net income.

In the six months ended June 30, 2015, we contributed $1.6 million to our pension plans. In 2015, we expect to contribute approximately $3.3 million to our pension plans.

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

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)

In the three months and six months ended June 30, 2015, our effective tax rate differed from the U.S. federal statutory income tax rate primarily due to our REIT status, including the dividends paid deduction, the impact of state and local taxes, and the effect of foreign operations. Our effective income tax rate in the three months and six months ended June 30, 2014, differed from the U.S. federal statutory income tax rate primarily due to the impact of state and local taxes, and the effect of foreign operations.

Note 14. Earnings Per Share (“EPS”)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2015	2014	2015	2014
Net income	$22.2	$22.4	$23.3	$30.8

Weighted average shares for basic EPS	137.4	119.7	137.1	108.4
Dilutive potential shares from grants of RSUs, PRSUs and stock options(a)	0.4	0.2	0.5	0.2
Weighted average shares for diluted EPS	137.8	119.9	137.6	108.6

(a)
The potential impact of an aggregate 0.2 million granted RSUs, PRSUs and stock options for the three months ended June 30, 2015, and an aggregate 0.1 million granted RSUs, PRSUs and stock options for the six months ended June 30, 2015, were antidilutive.

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

On July 22, 2015, we entered into an agreement with the Metropolitan Transportation Authority (the “MTA”) to extend our existing transit contract for providing advertising services throughout the New York City subway system from December 31, 2015, to December 31, 2016, unless earlier terminated by the MTA on or after July 1, 2016. On July 22, 2015, we also entered into an agreement with the MTA to modify our existing bus and commuter rail advertising contract to change the MTA’s right to terminate the contract at any time, to a right to terminate at any time on or after July 1, 2016, and the right to exclude billboards on the MTA’s properties from any termination. The December 31, 2016, expiration date of the bus and commuter rail advertising contract remains unchanged.

Letters of Credit

We have indemnification obligations with respect to letters of credit and surety bonds primarily used as security against non-performance in the normal course of business. The outstanding letters of credit and surety bonds approximated $115.7 million as of June 30, 2015, and were not recorded on the Consolidated Statements of Financial Position.

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)

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

Note 16. Segment Information

The following tables set forth our financial performance by segment. We manage our operations through two segments—U.S. and International.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2015	2014	2015	2014
Revenues:
U.S.	$346.1	$291.1	$660.0	$546.1
International	38.6	43.3	68.6	76.2
Total revenues	$384.7	$334.4	$728.6	$622.3

We present Operating income (loss) before Depreciation, Amortization, Net (gain) loss on dispositions, Stock-based compensation and Restructuring charges (“Adjusted OIBDA”) as the primary measure of profit and loss for our operating segments in accordance with FASB guidance for segment reporting.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2015	2014	2015	2014
Net income	$22.2	$22.4	$23.3	$30.8
Provision for income taxes	4.5	17.6	3.1	23.5
Equity in earnings of investee companies, net of tax	(1.1)	(0.2)	(1.9)	(0.8)
Interest expense, net	28.9	18.5	56.7	31.0
Other expense, net	0.1	—	—	0.5
Operating income	54.6	58.3	81.2	85.0
Restructuring charges	2.0	—	2.6	—
Net (gain) loss on dispositions	0.9	—	0.6	(0.9)
Depreciation and amortization	57.2	49.1	113.7	97.1
Stock-based compensation(a)	4.4	2.9	8.0	4.7
Total Adjusted OIBDA	$119.1	$110.3	$206.1	$185.9

Adjusted OIBDA:
U.S.	$121.0	$106.4	$215.4	$186.7
International	7.5	9.5	7.6	10.6
Corporate	(9.4)	(5.6)	(16.9)	(11.4)
Total Adjusted OIBDA	$119.1	$110.3	$206.1	$185.9

(a)	Stock-based compensation is classified as Corporate expenses.

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2015	2014	2015	2014
Operating income (loss):
U.S.	$67.1	$64.2	$111.0	$104.2
International	1.3	2.6	(4.9)	(3.1)
Corporate	(13.8)	(8.5)	(24.9)	(16.1)
Total operating income	$54.6	$58.3	$81.2	$85.0

Net (gain) loss on dispositions:
U.S.	$0.9	$—	$0.5	$(0.8)
International	—	—	0.1	(0.1)
Total (gain) loss on dispositions	$0.9	$—	$0.6	$(0.9)

Depreciation and amortization:
U.S.	$51.0	$42.2	$101.3	$83.3
International	6.2	6.9	12.4	13.8
Total depreciation and amortization	$57.2	$49.1	$113.7	$97.1

Capital expenditures:
U.S.	$13.6	$12.3	$25.7	$24.5
International	1.0	1.3	2.0	4.8
Total capital expenditures	$14.6	$13.6	$27.7	$29.3

	As of
(in millions)	June 30, 2015	December 31, 2014
Assets:
U.S.	$3,707.3	$3,704.2
International	266.4	270.4
Corporate	55.6	49.0
Total assets	$4,029.3	$4,023.6

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

	As of June 30, 2015
(in millions)	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Current assets:
Cash and cash equivalents	$—	$17.8	$26.2	$24.4	$—	$68.4
Receivables, less allowance	—	—	194.0	30.4	—	224.4
Other current assets	—	5.7	119.4	21.3	—	146.4
Total current assets	—	23.5	339.6	76.1	—	439.2
Property and equipment, net	—	—	663.1	84.7	—	747.8
Goodwill	—	—	2,046.0	98.0	—	2,144.0
Intangible assets	—	—	606.7	0.1	—	606.8
Investment in subsidiaries	1,370.3	3,637.4	192.6	—	(5,200.3)	—
Other assets	—	30.5	54.5	6.5	—	91.5
Intercompany	—	—	70.6	59.0	(129.6)	—
Total assets	$1,370.3	$3,691.4	$3,973.1	$324.4	$(5,329.9)	$4,029.3

Total current liabilities	$—	$19.7	$183.0	$33.6	$—	$236.3
Long-term debt	—	2,301.4	0.3	—	—	2,301.7
Deferred income tax liabilities, net	—	—	1.3	13.9	—	15.2
Asset retirement obligation	—	—	28.5	8.1	—	36.6
Deficit in excess of investment of subsidiaries	—	—	2,267.1	—	(2,267.1)	—
Other liabilities	—	—	63.6	5.6	—	69.2
Intercompany	—	—	59.0	70.6	(129.6)	—
Total liabilities	—	2,321.1	2,602.8	131.8	(2,396.7)	2,659.0
Total stockholders’ equity	1,370.3	1,370.3	1,370.3	192.6	(2,933.2)	1,370.3
Total liabilities and stockholders’ equity	$1,370.3	$3,691.4	$3,973.1	$324.4	$(5,329.9)	$4,029.3

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

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)

	Three Months Ended June 30, 2015
(in millions)	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Billboard	$—	$—	$246.9	$33.2	$—	$280.1
Transit and other	—	—	99.2	5.4	—	104.6
Total revenues	—	—	346.1	38.6	—	384.7
Expenses:
Operating	—	—	182.8	23.6	—	206.4
Selling, general and administrative	0.3	0.1	55.7	7.5	—	63.6
Restructuring charges	—	—	2.0	—	—	2.0
Net (gain) loss on dispositions	—	—	0.9	—	—	0.9
Depreciation	—	—	22.9	5.1	—	28.0
Amortization	—	—	28.1	1.1	—	29.2
Total expenses	0.3	0.1	292.4	37.3	—	330.1
Operating income (loss)	(0.3)	(0.1)	53.7	1.3	—	54.6
Interest income (expense), net	—	(28.9)	(0.1)	0.1	—	(28.9)
Other expense, net	—	—	—	(0.1)	—	(0.1)
Income (loss) before provision for income taxes and equity in earnings of investee companies	(0.3)	(29.0)	53.6	1.3	—	25.6
Provision for income taxes	—	—	(2.0)	(2.5)	—	(4.5)
Equity in earnings of investee companies, net of tax	22.5	51.5	(29.1)	0.3	(44.1)	1.1
Net income (loss)	$22.2	$22.5	$22.5	$(0.9)	$(44.1)	$22.2

Net income	$22.2	$22.5	$22.5	$(0.9)	$(44.1)	$22.2
Other comprehensive income (loss), net of tax:
Cumulative translation adjustments	—	—	—	2.2	—	2.2
Amortization of net actuarial loss	—	—	—	0.1	—	0.1
Other comprehensive income (loss), net of tax, recognized from investee companies	2.3	2.3	2.3	—	(6.9)	—
Total other comprehensive income (loss), net of tax	2.3	2.3	2.3	2.3	(6.9)	2.3
Total comprehensive income (loss)	$24.5	$24.8	$24.8	$1.4	$(51.0)	$24.5

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)

	Three Months Ended June 30, 2014
(in millions)	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Billboard	$—	$—	$207.2	$37.0	$—	$244.2
Transit and other	—	—	83.9	6.3	—	90.2
Total revenues	—	—	291.1	43.3	—	334.4
Expenses:
Operating	—	—	145.7	25.9	—	171.6
Selling, general and administrative	0.6	—	46.9	7.9	—	55.4
Depreciation	—	—	20.8	5.7	—	26.5
Amortization	—	—	21.4	1.2	—	22.6
Total expenses	0.6	—	234.8	40.7	—	276.1
Operating income (loss)	(0.6)	—	56.3	2.6	—	58.3
Interest income (expense), net	—	(18.7)	—	0.2	—	(18.5)
Income (loss) before provision for income taxes and equity in earnings of investee companies	(0.6)	(18.7)	56.3	2.8	—	39.8
Provision for income taxes	—	—	(16.5)	(1.1)	—	(17.6)
Equity in earnings of investee companies, net of tax	23.0	41.7	(16.8)	0.2	(47.9)	0.2
Net income (loss)	$22.4	$23.0	$23.0	$1.9	$(47.9)	$22.4

Net income	$22.4	$23.0	$23.0	$1.9	$(47.9)	$22.4
Other comprehensive income (loss), net of tax:
Cumulative translation adjustments	—	—	—	3.3	—	3.3
Other comprehensive income (loss), net of tax, recognized from investee companies	3.3	3.3	3.3	—	(9.9)	—
Total other comprehensive income (loss), net of tax	3.3	3.3	3.3	3.3	(9.9)	3.3
Total comprehensive income (loss)	$25.7	$26.3	$26.3	$5.2	$(57.8)	$25.7

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)

	Six Months Ended June 30, 2015
(in millions)	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Billboard	$—	$—	$468.0	$59.0	$—	$527.0
Transit and other	—	—	192.0	9.6	—	201.6
Total revenues	—	—	660.0	68.6	—	728.6
Expenses:
Operating	—	—	359.1	46.1	—	405.2
Selling, general and administrative	0.8	0.1	109.5	14.9	—	125.3
Restructuring charges	—	—	2.6	—	—	2.6
Net loss on dispositions	—	—	0.5	0.1	—	0.6
Depreciation	—	—	46.4	10.3	—	56.7
Amortization	—	—	54.9	2.1	—	57.0
Total expenses	0.8	0.1	573.0	73.5	—	647.4
Operating income (loss)	(0.8)	(0.1)	87.0	(4.9)	—	81.2
Interest income (expense), net	—	(56.7)	(0.1)	0.1	—	(56.7)
Income (loss) before provision for income taxes and equity in earnings of investee companies	(0.8)	(56.8)	86.9	(4.8)	—	24.5
Provision for income taxes	—	—	(1.7)	(1.4)	—	(3.1)
Equity in earnings of investee companies, net of tax	24.1	80.9	(61.1)	0.6	(42.6)	1.9
Net income (loss)	$23.3	$24.1	$24.1	$(5.6)	$(42.6)	$23.3

Net income	$23.3	$24.1	$24.1	$(5.6)	$(42.6)	$23.3
Other comprehensive income (loss), net of tax:
Cumulative translation adjustments	—	—	—	(11.1)	—	(11.1)
Amortization of net actuarial loss	—	—	—	0.3	—	0.3
Other comprehensive income (loss), net of tax, recognized from investee companies	(10.8)	(10.8)	(10.8)	—	32.4	—
Total other comprehensive income (loss), net of tax	(10.8)	(10.8)	(10.8)	(10.8)	32.4	(10.8)
Total comprehensive income (loss)	$12.5	$13.3	$13.3	$(16.4)	$(10.2)	$12.5

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)

	Six Months Ended June 30, 2014
(in millions)	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Billboard	$—	$—	$384.1	$65.2	$—	$449.3
Transit and other	—	—	162.0	11.0	—	173.0
Total revenues	—	—	546.1	76.2	—	622.3
Expenses:
Operating	—	—	284.7	50.4	—	335.1
Selling, general and administrative	0.6	—	90.2	15.2	—	106.0
Net gain on dispositions	—	—	(0.8)	(0.1)	—	(0.9)
Depreciation	—	—	41.2	11.4	—	52.6
Amortization	—	—	42.1	2.4	—	44.5
Total expenses	0.6	—	457.4	79.3	—	537.3
Operating income (loss)	(0.6)	—	88.7	(3.1)	—	85.0
Interest income (expense), net	—	(31.1)	—	0.1	—	(31.0)
Other expense, net	—	—	—	(0.5)	—	(0.5)
Income (loss) before provision for income taxes and equity in earnings of investee companies	(0.6)	(31.1)	88.7	(3.5)	—	53.5
Provision for income taxes	—	—	(21.8)	(1.7)	—	(23.5)
Equity in earnings of investee companies, net of tax	31.4	62.5	(35.5)	0.3	(57.9)	0.8
Net income (loss)	$30.8	$31.4	$31.4	$(4.9)	$(57.9)	$30.8

Net income	$30.8	$31.4	$31.4	$(4.9)	$(57.9)	$30.8
Other comprehensive income (loss), net of tax:
Cumulative translation adjustments	—	—	—	5.1	—	5.1
Amortization of net actuarial loss	—	—	—	0.2	—	0.2
Other comprehensive income (loss), net of tax, recognized from investee companies	5.3	5.3	5.3	—	(15.9)	—
Total other comprehensive income (loss), net of tax	5.3	5.3	5.3	5.3	(15.9)	5.3
Total comprehensive income (loss)	$36.1	$36.7	$36.7	$0.4	$(73.8)	$36.1

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)

	Six Months Ended June 30, 2015
(in millions)	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash flow provided by (used for) operating activities	$(0.8)	$(52.2)	$107.1	$20.0	$—	$74.1
Investing activities:
Capital expenditures	—	—	(25.7)	(2.0)	—	(27.7)
Acquisitions	—	—	(10.2)	—	—	(10.2)
Net proceeds from dispositions	—	—	8.8	—	—	8.8
Net cash flow used for investing activities	—	—	(27.1)	(2.0)	—	(29.1)
Financing activities:
Proceeds from long-term debt borrowings - new senior notes	—	103.8	—	—	—	103.8
Proceeds from borrowings under revolving credit facility	—	105.0	—	—	—	105.0
Repayments of borrowings under revolving credit facility	—	(105.0)	—	—	—	(105.0)
Deferred financing costs	—	(3.3)	—	—	—	(3.3)
Proceeds from stock option exercises	2.0	—	—	—	—	2.0
Taxes withheld for stock-based compensation	—	—	(3.8)	—	—	(3.8)
Dividends	(102.0)	—	—	—	—	(102.0)
Intercompany	100.8	(42.0)	(58.2)	(0.6)	—	—
Other	—	—	(0.6)	—	—	(0.6)
Net cash flow provided by (used for) financing activities	0.8	58.5	(62.6)	(0.6)	—	(3.9)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(1.2)	—	(1.2)
Net increase in cash and cash equivalents	—	6.3	17.4	16.2	—	39.9
Cash and cash equivalents at beginning of period	—	11.5	8.8	8.2	—	28.5
Cash and cash equivalents at end of period	$—	$17.8	$26.2	$24.4	$—	$68.4

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)

	Six Months Ended June 30, 2014
(in millions)	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash flow provided by (used for) operating activities	$(0.6)	$(18.8)	$102.6	$(8.2)	$—	$75.0
Investing activities:
Capital expenditures	—	—	(24.5)	(4.8)	—	(29.3)
Net proceeds from dispositions	—	—	0.3	0.2	—	0.5
Net cash flow used for investing activities	—	—	(24.2)	(4.6)	—	(28.8)
Financing activities:
Proceeds from IPO	615.0	—	—	—	—	615.0
Proceeds from long-term debt borrowings - term loan and senior notes	—	1,598.0	—	—	—	1,598.0
Deferred financing costs	—	(24.4)	—	—	—	(24.4)
Distribution of debt and IPO proceeds to CBS	(515.0)	(1,523.8)	—	—	—	(2,038.8)
Net cash contribution from CBS	—	—	42.2	—	—	42.2
Dividends	(44.4)	—	—	—	—	(44.4)
Intercompany	(55.0)	165.1	(114.3)	4.2	—	—
Net cash flow provided by (used for) financing activities	0.6	214.9	(72.1)	4.2	—	147.6
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(0.2)	—	(0.2)
Net increase (decrease) in cash and cash equivalents	—	196.1	6.3	(8.8)	—	193.6
Cash and cash equivalents at beginning of period	—	—	2.1	27.7	—	29.8
Cash and cash equivalents at end of period	$—	$196.1	$8.4	$18.9	$—	$223.4

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

Business

We are one of the largest providers of advertising space on out-of-home advertising structures and sites across the U.S., Canada and Latin America. Our inventory consists of billboard displays, which are primarily located on the most heavily traveled highways and roadways in top Nielsen Designated Marketing Areas and transit advertising displays with exclusive multi-year contracts with municipalities in large cities across the U.S. In total, we have displays in all of the 25 largest markets in the U.S. and over 180 markets in the U.S., Canada and Latin America. Our top market, high profile location focused portfolio includes sites such as the Bay Bridge in San Francisco, various locations along Sunset Boulevard in Los Angeles, and various sites in and around both Grand Central Station and Times Square in New York. With TAB Out of Home Ratings, we provide advertisers with the audience, in terms of size and demographic composition that is exposed to individual displays. The combination of location and audience delivery is a relevant selling proposition for the out-of-home industry. The breadth and depth of our portfolio provides our customers with a multitude of options to address a wide range of marketing objectives from national, brand-building campaigns to hyper-local businesses that want to drive customers to their retail location “one mile down the road.”

We believe that out-of-home advertising is an attractive form of advertising as our displays are ALWAYS ON™, are always viewable and cannot be turned off, skipped or fast-forwarded, providing our customers with a differentiated advertising solution at an attractive price point relative to other forms of advertising. We also believe that out-of-home is effective as a “stand-alone” medium, and as an integral part of a multi-media campaign, where it can extend the reach and frequency of traditional media (television, radio and print) and/or reinforce digital and on-line ad messaging. In addition to leasing displays, we provide other value-added services to our customers, such as pre-campaign category research, consumer insights, creative design support and post-campaign tracking and analytics. We use a real-time mobile operations reporting system that facilitates proof of performance to customers. We have a diversified base of customers across various industries. During the three months ended June 30, 2015, our largest categories of advertisers were retail, television and healthcare/pharmaceuticals, which represented 9%, 7% and 7% of our total U.S. revenues, respectively. During the three months ended June 30, 2014, our largest categories of advertisers were retail, professional services and television, which represented 10%, 8% and 7% of our total U.S. revenues, respectively. During the six months ended June 30, 2015, our largest categories of advertisers were retail, television and healthcare/pharmaceuticals, which represented 10%, 8% and 7% of our total U.S. revenues, respectively. During the six months ended June 30, 2014, our largest categories of advertisers were retail, healthcare/pharmaceuticals and television, which represented 9%, 8% and 8% of our total U.S. revenues, respectively.

We manage our business through the following two segments:

United States. As of June 30, 2015, we had the largest number of advertising displays of any out-of-home advertising company operating in the 25 largest markets in the U.S. Our U.S. segment generated 26% of its revenues in the New York City metropolitan area in the three months ended June 30, 2015, and 19% in the three months ended June 30, 2014, and generated 14% in the Los Angeles metropolitan area in the three months ended June 30, 2015, and 12% in the three months ended June 30, 2014. Our U.S. segment generated 27% of its revenues in the New York City metropolitan area in the six months ended June 30, 2015 and 19% in the six months ended June 30, 2014, and generated 14% in the Los Angeles metropolitan area in the six months ended June 30, 2015 and 12% in the six months ended June 30, 2014. In the three months ended June 30, 2015, our U.S. segment generated $346.1 million of Revenues and $121.0 million of Operating income before Depreciation, Amortization, Net (gain) loss on dispositions, Stock-based compensation and Restructuring charges (“Adjusted OIBDA”). In the three months ended June 30, 2014, our U.S. segment generated $291.1 million of Revenues and $106.4 million of Adjusted OIBDA. In the six months ended June 30, 2015, our U.S. segment generated $660.0 million of Revenues and $215.4 million of Adjusted OIBDA. In the six months ended June 30, 2014, our U.S. segment generated $546.1 million of Revenues and $186.7 million of Adjusted OIBDA. (See the “Segment Results of Operations” section of this MD&A.)

International. Our International segment includes our operations in Canada and Latin America, including Mexico, Argentina, Brazil, Chile and Uruguay. In the three months ended June 30, 2015, our International segment generated $38.6 million of Revenues and $7.5 million of Adjusted OIBDA. In the three months ended June 30, 2014, our International segment generated $43.3 million of Revenues and $9.5 million of Adjusted OIBDA. In the six months ended June 30, 2015, our International segment generated $68.6 million of Revenues and $7.6 million of Adjusted OIBDA. In the six months ended June 30, 2014, our International segment generated $76.2 million of Revenues and $10.6 million of Adjusted OIBDA.

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

Our large-scale portfolio allows our customers to reach a national audience and also provides the flexibility to tailor campaigns to specific regions or markets. In each of the three months and six months ended June 30, 2015, we generated approximately 46% of our U.S. revenues from national advertising campaigns compared to approximately 38% in each of the three months and six months ended June 30, 2014. The increases in revenues from national advertising campaigns in each of the three months and six months ended June 30, 2015, compared to the same prior-year periods are primarily due to the impact of the Acquisition.

Our transit businesses require us to obtain and renew contracts with municipalities and other governmental entities. When these contracts expire, we generally must participate in highly competitive bidding processes in order to obtain a new contract. In November 2014, we were informed that we were not successful in our bid to renew the New York City phone kiosk contract which we obtained as part of the acquisition of certain outdoor advertising businesses of Van Wagner Communications, LLC (the “Acquisition”) on October 1, 2014, and our operation of these kiosks ceased during the first quarter of 2015. In the six months ended June 30, 2015, we generated revenue of $1.6 million related to these operations. On July 22, 2015, we entered into an agreement with the Metropolitan Transportation Authority (the “MTA”) to extend our existing transit contract for providing advertising services throughout the New York City subway system from December 31, 2015, to December 31, 2016, unless earlier terminated by the MTA on or after July 1, 2016. On July 22, 2015, we also entered into an agreement with the MTA to modify our existing bus and commuter rail advertising contract to change the MTA’s right to terminate the contract at any time, to a right to terminate at any time on or after July 1, 2016, and the right to exclude billboards on the MTA’s properties from any termination. The December 31, 2016, expiration date of the bus and commuter rail advertising contract remains unchanged. Our transit contract with the MTA represents 55% of our U.S. transit and other revenues, or 17% of our total U.S. revenues, in the three months ended June 30, 2015, and 55% of our U.S. transit and other revenues, or 18% of our total U.S. revenues, in the six months ended June 30, 2015.

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

In the three months ended June 30, 2015, we incurred $8.0 million of costs associated with operating as a stand-alone public company ($1.6 million incrementally over 2014). In the six months ended June 30, 2015, we incurred $16.4 million of costs associated with operating as a stand-alone public company ($5.0 million incrementally over 2014).

In an effort to help users of our financial data evaluate our operating performance for the three months and six months ended June 30, 2015 and 2014, where indicated, we present Adjusted OIBDA, Funds from Operations (“FFO”) and Adjusted FFO (“AFFO”) and related per adjusted weighted average share amounts, on a REIT-comparable basis.

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions, except percentages)	2015	2014	% Change	2015	2014	% Change
Revenues	$384.7	$334.4	15%	$728.6	$622.3	17%
Constant dollar revenues(a)	384.7	328.8	17	728.6	612.8	19
Operating income	54.6	58.3	(6)	81.2	85.0	(4)
Adjusted OIBDA(b):
Reported	119.1	110.3	8	206.1	185.9	11
On a REIT-comparable basis	119.1	108.7	10	206.1	180.9	14
FFO(b):
Reported	71.9	66.4	8	121.8	116.7	4
On a REIT-comparable basis	73.4	79.2	(7)	123.8	127.7	(3)
AFFO(b):
Reported	71.4	57.7	24	120.9	95.9	26
On a REIT-comparable basis	71.4	77.7	(8)	120.9	121.1	—
Net income	22.2	22.4	(1)	23.3	30.8	(24)

(a)
Revenues on a constant dollar basis are calculated as reported revenues excluding the impact of foreign currency exchange rates between periods. We provide constant dollar revenues to understand the underlying growth rate of revenue excluding the impact of changes in foreign currency exchange rates between periods, which are not under management’s direct control. Our management believes constant dollar revenues are useful to users of our financial data because it enables them to better understand the level of growth of our business period to period. Since constant dollar revenues are not calculated in accordance with GAAP, they should not be considered in isolation of, or as a substitute for, revenues as an indicator of operating performance. Constant dollar revenues, as we calculate them, may not be comparable to similarly titled measures employed by other companies.

(b)
See the “Reconciliation of Non-GAAP Financial Measures” section of this MD&A for a reconciliation of Operating income to Adjusted OIBDA, Net income to FFO and AFFO, and results on a REIT-comparable basis.

Adjusted OIBDA

We calculate Adjusted OIBDA as Operating income before Depreciation, Amortization, Net (gains) losses on dispositions, Stock-based compensation and Restructuring charges. We calculate Adjusted OIBDA margin by dividing Adjusted OIBDA by total revenues. Adjusted OIBDA and Adjusted OIBDA margin are among the primary measures we use for managing our business, evaluating our operating performance and planning and forecasting future periods, as each is an important indicator of our operational strength and business performance. Our management believes users of our financial data are best served if the information that is made available to them allows them to align their analysis and evaluation of our operating results along the same lines that our management uses in managing, planning and executing our business strategy. Our management also believes that the presentations of Adjusted OIBDA and Adjusted OIBDA margin, as supplemental measures, are useful in evaluating our business because eliminating certain non-comparable items highlight operational trends in our business that may not otherwise be apparent when relying solely on GAAP financial measures. It is management’s opinion that these supplemental measures provide users of our financial data with an important perspective on our operating performance and also make it easier for users of our financial data to compare our results with other companies that have different financing and capital structures or tax rates.

FFO and AFFO

We calculate FFO in accordance with the definition established by the National Association of Real Estate Investment Trusts (“NAREIT”). FFO reflects net income adjusted to exclude gains and losses from the sale of real estate assets, depreciation and amortization of real estate assets and amortization of direct lease acquisition costs, as well as the same adjustments for our equity-based investments, as applicable. We calculate AFFO as FFO adjusted to include cash paid for direct lease acquisition costs as such costs are generally amortized over a period ranging from four weeks to one year and therefore are incurred on a regular basis. AFFO also includes cash paid for maintenance capital expenditures since these are routine uses of cash that are necessary for our operations. In addition, AFFO excludes costs related to restructuring charges, as well as certain non-cash items, including non-real estate depreciation and amortization, deferred income taxes, stock-based compensation expense, accretion expense, the non-cash effect of straight-line rent and amortization of deferred financing costs. We use FFO and AFFO measures for managing our business and for planning and forecasting future periods, and each is an important indicator of our operational strength and business performance, especially compared to other REITs. Our management believes users of our financial data are best served if the information that is made available to them allows them to align their analysis and evaluation of our operating results along the same lines that our management uses in managing, planning and executing our business strategy. Our management also believes that the presentations of FFO, AFFO, and related per adjusted weighted average share amounts, as supplemental measures, are useful in evaluating our business because adjusting results to reflect items that have more bearing on the operating performance of REITs highlight trends in our business that may not otherwise be apparent when relying solely on GAAP financial measures. It is management’s opinion that these supplemental measures provide users of our financial data with an important perspective on our operating performance and also make it easier to compare our results to other companies in our industry, as well as to REITs.

Adjusted Weighted Average Shares

We present weighted average shares on an adjusted basis for basic earnings per share (“EPS”) to give effect to the 23,000,000 shares issued on April 2, 2014, in connection with the initial public offering (“IPO”), the 97,000,000 shares outstanding after our stock split and 16,536,001 shares issued in connection with the distribution of accumulated earnings and profits as of July 17, 2014, the date we began operating in a manner that will allow us to qualify as a REIT for U.S. federal income tax purposes (the “E&P Purge”), and on an adjusted basis for diluted EPS to also give effect to dilutive potential shares from grants of restricted share units (“RSUs”), performance-based RSUs (“PRSUs”) and stock options. Our management believes that these presentations are useful in evaluating our business because they allow users of our financial data to evaluate our basic and diluted per share results after giving effect to the issuance of shares of our common stock in connection with our IPO and the E&P Purge, which increased our outstanding shares of common stock.

REIT-Comparable Basis Adjustments

We calculate Adjusted OIBDA, on a REIT-comparable basis, for the three months and six months ended June 30, 2015 and 2014, by adjusting the three months and six months ended June 30, 2014, to include incremental costs associated with operating as a stand-alone public company of $1.6 million, which were incurred in the three months ended June 30, 2015, and $5.0 million, which were incurred in the six months ended June 30, 2015. We calculate FFO, AFFO and related per adjusted weighted average share amounts, on a REIT-comparable basis, for the three months and six months ended June 30, 2015 and 2014, by adjusting (1) the three and six months ended June 30, 2014, to include incremental costs associated with operating as a stand-alone public company, net of tax, of $1.4 million incurred in the three months ended June 30, 2015, and $4.5 million incurred in the six months ended June 30, 2015, and, with respect to the six months ended June 30, 2014 only, one month of interest expense, net of tax, of $6.2 million incurred in the six months ended June 30, 2015, relating to our entry into the term loan due in 2021 (the “Term Loan”) and the issuance of $800.0 million of senior unsecured notes on January 31, 2014, and to exclude income taxes that would not have been incurred had we been operating as a REIT in the three and six months ended June 30, 2014, (2) the three and six months ended June 30, 2015, with respect to FFO and related per adjusted weighted average share amounts only, to exclude Restructuring charges, net of tax, of $1.5 million incurred in the three months ended June 30, 2015, and $2.0 million incurred in the six months ended June 30, 2015, and (3) the six months ended June 30, 2014, with respect to AFFO and related per adjusted weighted average share amounts only, to include one month of amortization of deferred financing costs incurred in the six months ended June 30, 2015, of $0.4 million relating to our entry into the Term Loan, the $425.0 million revolving credit facility, which matures in 2019 (the “Revolving Credit Facility”) and the issuance of $800.0 million of senior unsecured notes on January 31, 2014. Our management believes these adjusted presentations are useful in evaluating our business because they allow users of our financial data to compare our operating performance for the three months and six months ended June 30, 2015, against the operating performance for the three months and six months ended June 30, 2014, taking into account certain significant costs arising as a result of our separation from CBS Corporation (“CBS”) on July 16, 2014 (the “Separation”), as well as the REIT tax treatment that would have applied had we been operating as a REIT for the periods presented.

Since adjusted weighted average shares for basic and diluted EPS, Adjusted OIBDA, Adjusted OIBDA margin, FFO and AFFO, and, on a REIT-comparable basis, Adjusted OIBDA, FFO and AFFO and, in each case, as applicable, related per adjusted weighted average share amounts, are not measures calculated in accordance with GAAP, they should not be considered in isolation of, or as a substitute for, weighted average shares outstanding for basic and diluted EPS, Operating income, Net income, Revenues and Net income per common share for basic and diluted EPS, the most directly comparable GAAP financial measures, as indicators of operating performance. These measures, as we calculate them, may not be comparable to similarly titled measures employed by other companies. In addition, these measures do not necessarily represent funds available for discretionary use and are not necessarily a measure of our ability to fund our cash needs.

Reconciliation of Non-GAAP Financial Measures

The following table reconciles Operating income to Adjusted OIBDA, and Net income to FFO and AFFO. The table also reconciles Adjusted OIBDA, FFO and AFFO to Adjusted OIBDA, FFO and AFFO, and related per adjusted weighted average share amounts, on a REIT-comparable basis.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions, except per share amounts)	2015	2014	2015	2014
Operating income	$54.6	$58.3	$81.2	$85.0
Restructuring charges	2.0	—	2.6	—
Net (gain) loss on dispositions	0.9	—	0.6	(0.9)
Depreciation	28.0	26.5	56.7	52.6
Amortization	29.2	22.6	57.0	44.5
Stock-based compensation	4.4	2.9	8.0	4.7
Adjusted OIBDA	119.1	110.3	206.1	185.9
Incremental stand-alone costs(a)	—	(1.6)	—	(5.0)
Adjusted OIBDA on a REIT-comparable basis	$119.1	$108.7	$206.1	$180.9

Net income	$22.2	$22.4	$23.3	$30.8
Depreciation of billboard advertising structures	25.8	24.6	52.6	48.8
Amortization of real estate-related intangible assets	14.2	10.8	28.6	21.5
Amortization of direct lease acquisition costs	9.2	8.4	16.7	15.4
Net (gain) loss on disposition of billboard advertising structures, net of tax	0.5	—	0.2	(0.2)
Adjustment related to equity-based investments	—	0.2	0.4	0.4
FFO	71.9	66.4	121.8	116.7
Restructuring charges, net of tax	1.5	—	2.0	—
Incremental stand-alone costs, net of tax(a)	—	(1.4)	—	(4.5)
Incremental interest expense, net of tax(b)	—	—	—	(6.2)
REIT tax adjustment(c)	—	14.2	—	21.7
FFO on a REIT-comparable basis	$73.4	$79.2	$123.8	$127.7

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions, except per share amounts)	2015	2014	2015	2014
FFO	$71.9	$66.4	$121.8	$116.7
Adjustment for deferred income taxes	(0.5)	(6.0)	(0.9)	(12.9)
Cash paid for direct lease acquisition costs	(9.2)	(7.7)	(17.1)	(16.2)
Maintenance capital expenditures(f)	(6.6)	(4.7)	(13.1)	(10.3)
Restructuring charges - severance, net of tax	1.5	—	2.0	—
Other depreciation	2.2	1.9	4.1	3.8
Other amortization	5.8	3.4	11.7	7.6
Stock-based compensation	4.4	2.9	8.0	4.7
Non-cash effect of straight-line rent	(0.1)	(0.3)	0.3	(0.5)
Accretion expense	0.6	0.6	1.2	1.1
Amortization of deferred financing costs	1.4	1.2	2.9	1.9
AFFO	71.4	57.7	120.9	95.9
Incremental stand-alone costs, net of tax(a)	—	(1.4)	—	(4.5)
Incremental interest expense, net of tax(b)	—	—	—	(6.2)
Incremental amortization of deferred financing costs	—	—	—	0.4
REIT tax adjustment(c)	—	21.4	—	35.5
AFFO on a REIT-comparable basis	$71.4	$77.7	$120.9	$121.1

FFO on a REIT-comparable basis, per adjusted weighted average share(d):
Basic	$0.53	$0.58	$0.90	$0.94
Diluted	$0.53	$0.58	$0.90	$0.93

AFFO on a REIT-comparable basis, per adjusted weighted average share(d):
Basic	$0.52	$0.57	$0.88	$0.89
Diluted	$0.52	$0.57	$0.88	$0.89

Adjusted weighted average shares(d):
Basic	137.4	136.5	137.1	136.5
Diluted	137.8	136.7	137.6	136.7

Weighted average shares outstanding:
Basic	137.4	119.7	137.1	108.4
Diluted	137.8	119.9	137.6	108.6

(a)	Adjustment to reflect incremental costs to operate as a stand-alone company at the same level as 2015.

(b)	Adjustment to reflect incremental interest expense, net of tax, at the same level as 2015.

(c)	Adjustment to reflect tax balances as if we had been operating as a REIT for both years.

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

FFO in the three months ended June 30, 2015, of $71.9 million increased 8% compared to the same prior-year period, primarily due to the impact of the Acquisition, partially offset by higher interest costs and incremental stand-alone costs, net of tax, of

$1.4 million. AFFO in the three months ended June 30, 2015, was $71.4 million, an increase of 24% compared to the same prior-year period. On a REIT-comparable basis, FFO decreased 7% and AFFO decreased 8% in the three months ended June 30, 2015, compared to the same prior-year period. AFFO on a REIT-comparable basis per adjusted weighted average share was $0.52 per share for basic and diluted EPS in the three months ended June 30, 2015. AFFO on a REIT-comparable basis per adjusted weighted average share was $0.57 for basic and diluted EPS in the three months ended June 30, 2014. The decreases in FFO and FFO per adjusted weighted average share, on a REIT-comparable basis, for the three months ended June 30, 2015, compared to the same prior-year period, were primarily due to higher interest costs associated with the Acquisition and increased strategic business development expenses, partially offset by the impact of the Acquisition. The decreases in AFFO and AFFO per adjusted weighted average share for the three months ended June 30, 2015, on a REIT-comparable basis, compared to the same prior-year period, were primarily due to higher interest costs associated with the Acquisition and increased strategic business development expenses, partially offset by the Acquisition.

FFO in the six months ended June 30, 2015, of $121.8 million increased 4% compared to the same prior-year period, primarily due to the impact of the Acquisition, partially offset by higher interest costs and incremental stand-alone costs, net of tax, of $4.5 million. AFFO in the six months ended June 30, 2015, was $120.9 million, an increase of 26% compared to the same prior-year period. On a REIT-comparable basis, FFO decreased 3% and AFFO in the six months ended June 30, 2015, was comparable to the same prior-year period. AFFO on a REIT-comparable basis per adjusted weighted average share was $0.88 per share for basic and diluted EPS in the six months ended June 30, 2015. AFFO on a REIT-comparable basis per adjusted weighted average share was $0.89 for basic and diluted EPS in the six months ended June 30, 2014. The decrease in FFO and FFO per adjusted weighted average share, on a REIT-comparable basis, for the six months ended June 30, 2015, compared to the same prior-year period, was primarily due to higher interest costs associated with the Acquisition and increased strategic business development expenses, partially offset by the Acquisition. AFFO and AFFO per adjusted weighted average share for the six months ended June 30, 2015, on a REIT-comparable basis, were comparable to the same prior-year period, due primarily to higher interest costs associated with the Acquisition and increased strategic business development expenses, offset by the Acquisition.

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

				(in constant dollars)(b)					(in constant dollars)(b)
				Three					Six
				Months					Months
	Three Months Ended			Ended		Six Months Ended			Ended
(in millions, except	June 30,		%	June 30,	%	June 30,		%	June 30,	%
percentages)	2015	2014	Change	2014	Change	2015	2014	Change	2014	Change
Revenues:
Billboard	$280.1	$244.2	15%	$239.3	17%	$527.0	$449.3	17%	$441.1	19%
Transit and other	104.6	90.2	16	89.5	17	201.6	173.0	17	171.7	17
Total revenues	$384.7	$334.4	15	$328.8	17	$728.6	$622.3	17	$612.8	19

Organic revenues(a):
Billboard	$235.3	$237.6	(1)	$237.6	(1)	$439.1	$438.0	—	$438.0	—
Transit and other	100.3	89.0	13	89.0	13	192.1	170.4	13	170.4	13
Total organic revenues(a)	335.6	326.6	3	326.6	3	631.2	608.4	4	608.4	4
Non-organic revenues:
Billboard	44.8	6.6	*	1.7	*	87.9	11.3	*	3.1	*
Transit and other	4.3	1.2	*	0.5	*	9.5	2.6	*	1.3	*
Total non-organic revenues	49.1	7.8	*	2.2	*	97.4	13.9	*	4.4	*
Total revenues	$384.7	$334.4	15	$328.8	17	$728.6	$622.3	17	$612.8	19

*	Calculation is not meaningful.

(a)
Organic revenues exclude revenues associated with significant acquisitions and divestitures, revenues associated with business lines we no longer operate, and the impact of foreign currency exchange rates (“non-organic revenues”). We provide organic revenues to understand the underlying growth rate of revenue excluding the impact of non-organic revenue items. Our management believes organic revenues are useful to users of our financial data because it enables them to better understand the level of growth of our business period to period. Since organic revenues are not calculated in accordance with GAAP, it should not be considered in isolation of, or as a substitute for, revenues as an indicator of operating performance. Organic revenues, as we calculate it, may not be comparable to similarly titled measures employed by other companies.

(b)	Revenues on a constant dollar basis are calculated as reported revenues excluding the impact of foreign currency exchange rates between periods.

Total revenues increased $50.3 million, or 15%, and organic revenues increased $9.0 million, or 3%, in the three months ended June 30, 2015, compared to the same prior-year period. In constant dollars, revenues increased $55.9 million, or 17%, and organic revenues increased $9.0 million, or 3%, for the three months ended June 30, 2015, compared to the same prior-year period. Total revenues increased $106.3 million, or 17%, and organic revenues increased $22.8 million, or 4%, in the six months ended June 30, 2015, compared to the same prior-year period. In constant dollars, revenues increased $115.8 million, or 19%, and organic revenues increased $22.8 million, or 4%, for the six months ended June 30, 2015, compared to the same prior-year period.

Non-organic revenues primarily reflects the Acquisition ($48.4 million in the three months ended June 30, 2015 and $95.0 million in the six months ended June 30, 2015), the discontinuation of a business line in April 2014 ($0.5 million in the three months ended June 30, 2015, and $1.3 million in the six months ended June 30, 2015) and other acquisitions and dispositions.

Total billboard revenues increased $35.9 million, or 15%, in the three months ended June 30, 2015, compared to the same prior-year period, principally driven by the impact of the Acquisition, the conversion of traditional static billboard displays to digital billboard displays and an increase in production and installation revenues, partially offset by a decline in average revenue per display (yield) and foreign currency exchange losses of $4.9 million. In constant dollars, billboard revenues increased $40.8 million, or 17%, primarily due to the impact of the Acquisition. Total billboard revenues increased $77.7 million, or 17%, in the six months ended June 30, 2015, compared to the same prior-year period, principally driven by the impact of the Acquisition, the conversion of traditional static billboard displays to digital billboard displays and an increase in production and installation revenues, partially offset by a decline in average revenue per display (yield) and foreign currency exchange losses of $8.2 million. In constant dollars, billboard revenues increased $85.9 million, or 19%, primarily due to the impact of the Acquisition.

Total transit and other revenues increased $14.4 million, or 16%, in the three months ended June 30, 2015, compared to the same prior-year period, driven by the impact of the Acquisition, stronger market conditions in national and local advertising and higher revenues in 2015 from the healthcare/pharmaceuticals, real estate brokerage and food/non-alcoholic beverages industries, partially offset by lower revenues in 2015 from the computers/internet and beer/liquor industries. Total transit and other revenues increased $28.6 million, or 17%, in the six months ended June 30, 2015, compared to the same prior-year period, driven by the impact of the Acquisition, stronger market conditions in national advertising and higher revenues in 2015 from the real estate brokerage, professional services and healthcare/pharmaceuticals industries, partially offset by lower revenues in 2015 from the beer/liquor and television industries.

Expenses

	Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%
(in millions, except percentages)	2015	2014	Change	2015	2014	Change
Expenses:
Operating	$206.4	$171.6	20%	$405.2	$335.1	21%
Selling, general and administrative	63.6	55.4	15	125.3	106.0	18
Restructuring charges	2.0	—	*	2.6	—	*
Net (gain) loss on dispositions	0.9	—	*	0.6	(0.9)	*
Depreciation	28.0	26.5	6	56.7	52.6	8
Amortization	29.2	22.6	29	57.0	44.5	28
Total expenses	$330.1	$276.1	20	$647.4	$537.3	20

*	Calculation is not meaningful.

Operating Expenses

	Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%
(in millions, except percentages)	2015	2014	Change	2015	2014	Change
Operating expenses:
Billboard property lease	$93.2	$67.8	37%	$182.5	$132.1	38%
Transit franchise	54.7	46.9	17	107.0	91.1	17
Posting, maintenance and other	58.5	56.9	3	115.7	111.9	3
Total operating expenses	$206.4	$171.6	20	$405.2	$335.1	21

Billboard property lease expenses represented 33% of billboard revenues in the three months ended June 30, 2015, and 28% in the same prior-year period. Transit franchise expenses represented 62% of transit revenues in each of the three months ended June 30, 2015 and 2014. Billboard property lease and transit franchise expenses increased by $33.2 million in the three months ended June 30, 2015, compared to the same prior-year period. The increase in billboard property lease expenses in the three months ended June 30, 2015, was primarily due to the impact of the Acquisition. Excluding the Acquisition, billboard property lease expenses decreased slightly in the three months ended June 30, 2015. The increase in transit franchise expenses in the three months ended June 30, 2015, was primarily due to the increase in transit revenues. Billboard property lease expenses represented 35% of billboard revenues in the six months ended June 30, 2015, and 29% in the six months ended June 30, 2014. Transit franchise expenses represented 63% of transit revenues in the six months ended June 30, 2015, and 65% in the same prior-year period. Billboard property lease and transit franchise expenses increased by $66.3 million in the six months ended June 30, 2015, compared to the same prior-year period. The increase in billboard property lease expenses in the six months ended June 30, 2015, was primarily due to the impact of the Acquisition. The increase in transit franchise expenses in the six months ended June 30, 2015, was primarily due to the increase in transit revenues.

Posting, maintenance and other expenses as a percentage of Revenues were 15% in the three months ended June 30, 2015, and 17% in the same prior-year period. Posting, maintenance and other expenses increased $1.6 million, or 3%, in the three months ended June 30, 2015, compared to the same prior-year period, principally due to the impact of the Acquisition and higher production and installation costs, which are typically billed to the advertiser and recorded as Revenues, partially offset by a decrease in posting and materials expenses, and the impact of foreign currency exchange rates. Posting, maintenance and other expenses as a percentage of Revenues were 16% in the six months ended June 30, 2015, and 18% in the same prior-year period. Posting, maintenance and other expenses increased $3.8 million, or 3%, in the six months ended June 30, 2015, compared to the same prior-year period, principally due to the impact of the Acquisition and higher production and installation costs, which are typically billed to the advertiser and recorded as Revenues, partially offset by a decrease in posting, materials and utilities expenses, and the impact of foreign currency exchange rates.

Selling, General and Administrative Expenses (“SG&A”)

SG&A expenses represented 17% of Revenues in the three months ended June 30, 2015 and 17% in the same prior-year period. SG&A expenses increased $8.2 million, or 15%, in the three months ended June 30, 2015, compared to the same prior-year period, primarily due to the impact of the Acquisition, increased strategic business development expenses of $2.2 million and incremental stand-alone costs of $1.6 million. SG&A expenses represented 17% of Revenues in the six months ended June 30, 2015 and 17% in the same prior-year period. SG&A expenses increased $19.3 million, or 18%, in the six months ended June 30, 2015, compared to the same prior-year period, primarily due to the impact of the Acquisition, incremental stand-alone costs of $5.0 million and increased strategic business development expenses of $4.7 million.

Depreciation

Depreciation increased $1.5 million, or 6%, in the three months ended June 30, 2015, compared to the same prior-year period, due primarily to the impact of the Acquisition and higher depreciation associated with the increased number of digital billboards. Depreciation increased $4.1 million, or 8%, in the six months ended June 30, 2015, compared to the same prior-year period, due primarily to the impact of the Acquisition and higher depreciation associated with the increased number of digital billboards.

Amortization

Amortization increased $6.6 million, or 29% in the three months ended June 30, 2015, compared to the same prior-year period, principally driven by amortization related to the intangible assets associated with the Acquisition. Amortization expense includes the amortization of direct lease acquisition costs of $9.2 million in the three months ended June 30, 2015, and $8.4 million in the same prior-year period. Capitalized direct lease acquisition costs were $9.2 million in the three months ended June 30, 2015, and $8.4 million in the same prior-year period. Amortization increased $12.5 million, or 28% in the six months ended June 30, 2015, compared to the same prior-year period, principally driven by amortization related to the intangible assets associated with the Acquisition. Amortization expense includes the amortization of direct lease acquisition costs of $16.7 million in the six months ended June 30, 2015, and $15.4 million in the same prior-year period. Capitalized direct lease acquisition costs were $16.9 million in the six months ended June 30, 2015, and $15.7 million in the same prior-year period.

Interest Expense

Interest expense, net, was $28.9 million (including $1.4 million of deferred financing costs) in the three months ended June 30, 2015, and $18.5 million (including $1.2 million of deferred financing costs) in the same prior-year period. Interest expense, net, was $56.7 million (including $2.9 million of deferred financing costs) in the six months ended June 30, 2015, and $31.0 million (including $1.9 million of deferred financing costs) in the same prior-year period. We incurred $1.6 billion of indebtedness on January 31, 2014, $600.0 million of indebtedness on October 1, 2014 and $100.0 million of indebtedness on March 30, 2015 (see the “Liquidity and Capital Resources” section of this MD&A).

Provision for Income Taxes

The provision for income taxes was $4.5 million in the three months ended June 30, 2015, and $17.6 million for the same prior-year period. The provision for income taxes was $3.1 million in the six months ended June 30, 2015, and $23.5 million for the same prior-year period.

Net income

Net income in the three months ended June 30, 2015, decreased 1% compared to the same prior-year period, primarily due to the impact of the Acquisition on Revenues, Total expenses and Interest expense, net, and increased stand-alone costs and strategic business development expenses, partially offset by a lower provision for income taxes as a result of our REIT conversion. Net income decreased by $7.5 million, or 24%, in the six months ended June 30, 2015, compared to the same prior-year period, primarily due to the impact of the Acquisition on Revenues, Total expenses and Interest expense, net, increased stand-alone costs and strategic business development expenses, and increased interest expenses related to the Term Loan and the issuance of $800.0 million of senior unsecured notes on January 31, 2014, partially offset by a lower provision for income taxes as a result of our REIT conversion.

Segment Results of Operations

We present Adjusted OIBDA as the primary measure of profit and loss for our operating segments in accordance with Financial Accounting Standards Board (the “FASB”) guidance for segment reporting. (See the “Key Performance Indicators” section of this MD&A.)

The following table presents our Revenues, Adjusted OIBDA, Operating income (loss) and Depreciation and Amortization by segment, in the three months and six months ended June 30, 2015 and 2014.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2015	2014	2015	2014
Revenues:
United States	$346.1	$291.1	$660.0	$546.1
International	38.6	43.3	68.6	76.2
Total revenues	384.7	334.4	728.6	622.3
Foreign currency exchange impact	—	(5.6)	—	(9.5)
Constant dollar revenues(a)	$384.7	$328.8	$728.6	$612.8

Operating income	$54.6	$58.3	$81.2	$85.0
Restructuring charges	2.0	—	2.6	—
Net (gain) loss on dispositions	0.9	—	0.6	(0.9)
Depreciation	28.0	26.5	56.7	52.6
Amortization	29.2	22.6	57.0	44.5
Stock-based compensation(b)	4.4	2.9	8.0	4.7
Adjusted OIBDA	$119.1	$110.3	$206.1	$185.9

Adjusted OIBDA:
United States	$121.0	$106.4	$215.4	$186.7
International	7.5	9.5	7.6	10.6
Corporate	(9.4)	(5.6)	(16.9)	(11.4)
Total Adjusted OIBDA	$119.1	$110.3	$206.1	$185.9

Operating income (loss):
United States	$67.1	$64.2	$111.0	$104.2
International	1.3	2.6	(4.9)	(3.1)
Corporate	(13.8)	(8.5)	(24.9)	(16.1)
Total operating income	$54.6	$58.3	$81.2	$85.0

(a)	Revenues on a constant dollar basis are calculated as reported revenues excluding the impact of foreign currency exchange rates between periods.

(b)	Stock-based compensation is classified as Corporate expenses.

United States

	Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%
(in millions, except percentages)	2015	2014	Change	2015	2014	Change
Revenues:
Billboard	$246.9	$207.2	19%	$468.0	$384.1	22%
Transit and other	99.2	83.9	18	192.0	162.0	19
Total revenues	$346.1	$291.1	19	$660.0	$546.1	21

Organic revenues(a):
Billboard	$202.1	$205.5	(2)	$380.1	$381.0	—
Transit and other	94.9	83.4	14	182.5	160.7	14
Total organic revenues	297.0	288.9	3	562.6	541.7	4
Non-organic revenues:
Billboard	44.8	1.7	*	87.9	3.1	*
Transit and other	4.3	0.5	*	9.5	1.3	*
Total non-organic revenues	49.1	2.2	*	97.4	4.4	*
Total revenues	346.1	291.1	19	660.0	546.1	21
Operating expenses	(182.8)	(145.7)	25	(359.1)	(284.7)	26
SG&A expenses	(42.3)	(39.0)	8	(85.5)	(74.7)	14
Adjusted OIBDA	$121.0	$106.4	14	$215.4	$186.7	15

Operating income	$67.1	$64.2	5	$111.0	$104.2	7
Restructuring charges	2.0	—	*	2.6	—	*
Net (gain) loss on dispositions	0.9	—	*	0.5	(0.8)	*
Depreciation and amortization	51.0	42.2	21	101.3	83.3	22
Adjusted OIBDA	$121.0	$106.4	14	$215.4	$186.7	15

*	Calculation is not meaningful.

(a)	Organic revenues are adjusted to exclude revenues associated with significant acquisitions and divestitures, and revenues associated with business lines we no longer operate (“non-organic revenues”).

Total U.S. revenues increased $55.0 million, or 19%, and U.S. organic revenues increased $8.1 million, or 3%, in the three months ended June 30, 2015, compared to the same prior-year period. Total U.S. revenues increased $113.9 million, or 21%, and U.S. organic revenues increased $20.9 million, or 4%, in the six months ended June 30, 2015, compared to the same prior-year period. Non-organic revenues primarily reflect the Acquisition in 2014, the discontinuation of a business line in April 2014 and other acquisitions and dispositions.

Total U.S. revenue growth in the three months ended June 30, 2015, was led by increases in the movies, computers/internet and telecom/utilities categories, reflecting the impact of the Acquisition ($48.4 million), strong national and local revenues in transit, and growth attributable to the conversion of traditional static billboard displays to digital billboard displays, partially offset by a decline in average revenue per display (yield) in billboards. Total U.S. revenue growth in the six months ended June 30, 2015, was led by increases in the computers/internet, movies and retail categories, reflecting the impact of the Acquisition ($95.0 million), strong national and local revenues in transit, and growth attributable to the conversion of traditional static billboard displays to digital billboard displays, partially offset by a decline in average revenue per display (yield) in billboards. In each of the three months and six months ended June 30, 2015, we generated approximately 46% of our U.S. revenues from national advertising campaigns compared to approximately 38% in each of three months and six months ended June 30, 2014, reflecting the impact of the Acquisition.

Revenues from U.S. billboards increased $39.7 million, or 19%, in the three months ended June 30, 2015, compared to the same prior-year period, reflecting the impact of the Acquisition, the conversion of traditional static billboard displays to digital billboard displays and an increase in production and installation revenues, partially offset by a decline in average revenue per display (yield). Revenues from U.S. billboards increased $83.9 million, or 22%, in the six months ended June 30, 2015, compared to the same prior-year period, reflecting the impact of the Acquisition, the conversion of traditional static billboard displays to digital billboard displays and an increase in production and installation revenues, partially offset by a decline in average revenue per display (yield).

Organic revenues from U.S. billboards decreased $3.4 million, or 2%, in the three months ended June 30, 2015, compared to the same prior-year period, primarily due to decline in average revenue per display (yield), partially offset by the conversion of traditional static billboard displays to digital billboard displays and production and installation revenues. Organic revenues from U.S. billboards decreased $0.9 million in the six months ended June 30, 2015, compared to the same prior-year period, primarily due to decline in average revenue per display (yield), partially offset by the conversion of traditional static billboard displays to digital billboard displays and production and installation revenues. Sales performance in the three and six months ended June 30, 2015, compared to the same prior-year periods was negatively impacted by proactive organizational changes in certain markets.

Transit and other revenues in the U.S. increased $15.3 million, or 18%, in the three months ended June 30, 2015, compared to the same prior-year period, reflecting the impact of the Acquisition and stronger market conditions in national advertising for transit. The second quarter of 2015 also saw higher revenues from the healthcare/pharmaceuticals, real estate brokerage and food/non-alcoholic beverages industries, partially offset by lower revenues in 2015 from the computers/internet and beer/liquor industries. Transit and other revenues in the U.S. increased $30.0 million, or 19%, in the six months ended June 30, 2015, compared to the same prior-year period, reflecting the impact of the Acquisition and stronger market conditions in national advertising for transit. The first six months of 2015 also saw higher revenues from the real estate brokerage, professional services and healthcare/pharmaceuticals industries, partially offset by lower revenues in 2015 from the beer/liquor and television industries.

Organic revenues from U.S. transit and other increased $11.5 million, or 14%, in the three months ended June 30, 2015, compared to the same prior-year period. Organic revenues from U.S. transit and other increased $21.8 million, or 14%, in the six months ended June 30, 2015, compared to the same prior-year period. These increases were driven by increased advertiser demand for transit displays and an increase in average revenue per display (yield).

U.S. operating and SG&A expenses increased $37.1 million and $3.3 million, or 25% and 8%, respectively, in the three months ended June 30, 2015, compared to the same prior-year period, primarily due to the impact of the Acquisition, higher transit franchise expenses due to the increase in transit revenues compared to the corresponding prior-year period, incremental stand-alone costs, increased compensation-related expenses and increased strategic business development expenses. U.S. operating and SG&A expenses increased $74.4 million and $10.8 million, or 26% and 14%, respectively, in the six months ended June 30, 2015, compared to the same prior-year period, primarily due to the impact of the Acquisition, higher transit franchise expenses due to the increase in transit revenues compared to the corresponding prior-year period, incremental stand-alone costs, increased compensation-related expenses and increased strategic business development expenses.

U.S. Adjusted OIBDA increased $14.6 million, or 14%, in the three months ended June 30, 2015, compared to the same prior-year period, primarily due to the impact of the Acquisition. Adjusted OIBDA margin decreased to 35.0% in the three months ended June 30, 2015, from 37% in the same prior-year period. U.S. Adjusted OIBDA increased $28.7 million, or 15.4%, in the six months ended June 30, 2015, compared to the same prior-year period, primarily due to the impact of the Acquisition. Adjusted OIBDA margin decreased to 33% in the six months ended June 30, 2015, from 34% in the same prior-year period.

International

				(in constant dollars)(b)					(in constant dollars)(b)
				Three					Six
				Months					Months
	Three Months Ended			Ended		Six Months Ended			Ended
(in millions, except	June 30,		%	June 30,	%	June 30,		%	June 30,	%
percentages)	2015	2014	Change	2014	Change	2015	2014	Change	2014	Change
Revenues:
Billboard	$33.2	$37.0	(10)%	$32.1	3%	$59.0	$65.2	(10)%	$57.0	4%
Transit and other	5.4	6.3	(14)	5.6	(4)	9.6	11.0	(13)	9.7	(1)
Total revenues	$38.6	$43.3	(11)	$37.7	2	$68.6	$76.2	(10)	$66.7	3

Organic revenues(a):
Billboard	$33.2	$32.1	3	$32.1	3	$59.0	$57.0	4	$57.0	4
Transit and other	5.4	5.6	(4)	5.6	(4)	9.6	9.7	(1)	9.7	(1)
Total organic revenues	38.6	37.7	2	37.7	2	68.6	66.7	3	66.7	3
Non-organic revenues:
Billboard	$—	$4.9	*	$—	*	—	8.2	*	—	*
Transit and other	—	0.7	*	—	*	—	1.3	*	—	*
Total non-organic revenues	—	5.6	*	—	*	—	9.5	*	—	*
Total revenues	$38.6	$43.3	(11)	$37.7	2	$68.6	$76.2	(10)	$66.7	3

Canada	$21.5	$24.5	(12)	$21.7	(1)	$37.0	$41.0	(10)	$36.4	2
Latin America	17.1	18.8	(9)	16.0	7	31.6	35.2	(10)	30.3	4
Total revenues	38.6	43.3	(11)	37.7	2	68.6	76.2	(10)	66.7	3
Operating expenses	(23.6)	(25.9)	(9)	(22.5)	5	(46.1)	(50.4)	(9)	(44.2)	4
SG&A expenses	(7.5)	(7.9)	(5)	(6.8)	10	(14.9)	(15.2)	(2)	(13.2)	13
Adjusted OIBDA	$7.5	$9.5	(21)	$8.4	(11)	$7.6	$10.6	(28)	$9.3	(18)

Operating income (loss)	$1.3	$2.6	(50)			$(4.9)	$(3.1)	58
Net (gain) loss on dispositions	—	—	*			0.1	(0.1)	*
Depreciation and amortization	6.2	6.9	(10)			12.4	13.8	(10)
Adjusted OIBDA	$7.5	$9.5	(21)			$7.6	$10.6	(28)

*	Calculation is not meaningful.

(a)
Organic revenues exclude revenues associated with significant acquisitions and divestitures, revenues associated with business lines we no longer operate, and the impact of foreign currency exchange rates (“non-organic revenues”).

(b)	Revenues on a constant dollar basis are calculated as reported revenues excluding the impact of foreign currency exchange rates between periods.

Total International revenues decreased $4.7 million, or 11%, in the three months ended June 30, 2015, compared to the same prior-year period, reflecting the negative impact of foreign currency exchange rates. In constant dollars, total International revenues increased 2%, driven by an increase in Latin America of 7%. Total International revenues decreased $7.6 million, or 10%, in the six months ended June 30, 2015, compared to the same prior-year period, reflecting the negative impact of foreign currency exchange rates. In constant dollars, total International revenues increased 3%, driven by an increase in Latin America of 4% and Canada of 2%.

International operating expenses decreased $2.3 million, or 9%, in the three months ended June 30, 2015, compared to the same prior-year period, driven by the impact of foreign currency exchange rates, partially offset by an increase in billboard property and transit franchise lease costs in Canada and Latin America. International SG&A expenses decreased $0.4 million, or 5%, in the three months ended June 30, 2015, compared to the prior-year period, primarily driven by the impact of foreign exchange rates, partially offset by higher compensation-related expenses and commissions. International operating expenses decreased $4.3 million, or 9%, in the six months ended June 30, 2015, compared to the same prior-year period, driven by the impact of foreign currency exchange rates, partially offset by an increase in billboard property and transit franchise lease costs in Canada and Latin America. International SG&A expenses decreased $0.3 million, or 2%, in the six months ended June 30, 2015, compared to the prior-year period, primarily driven by the impact of foreign exchange, partially offset by higher compensation-related expenses and commissions.

International Adjusted OIBDA decreased $2.0 million, or 21%, in the three months ended June 30, 2015, compared to the same prior-year period, driven by higher expenses. In constant dollars, International Adjusted OIBDA decreased $0.9 million in the three months ended June 30, 2015, or 11%, compared to the same prior-year period. International Adjusted OIBDA decreased $3.0 million, or 28%, in the six months ended June 30, 2015, compared to the same prior-year period, driven by higher expenses. In constant dollars, International Adjusted OIBDA decreased $1.7 million in the six months ended June 30, 2015, or 18%, compared to the same prior-year period.

Corporate

Corporate expenses primarily include expenses associated with employees who provide centralized services. Corporate expenses, excluding stock-based compensation, were $9.4 million in the three months ended June 30, 2015 and $5.6 million in the same prior-year period, primarily reflecting increased strategic business development expenses of $1.6 million and incremental stand-alone costs of $1.5 million. Corporate expenses, excluding stock-based compensation, were $16.9 million in the six months ended June 30, 2015 and $11.4 million in the same prior-year period, primarily reflecting incremental stand-alone costs of $4.4 million and increased strategic business development expenses of $3.5 million, partially offset by lower compensation-related expenses.

Liquidity and Capital Resources

	As of
(in millions, except percentages)	June 30, 2015	December 31, 2014	% Change
Assets:
Cash and cash equivalents	$68.4	$28.5	140%
Receivables, less allowance ($13.8 in 2015 and $14.2 in 2014)	224.4	217.5	3
Deferred income tax assets, net	1.7	2.3	(26)
Prepaid lease and transit franchise costs	102.1	68.2	50
Other prepaid expenses	28.3	26.1	8
Other current assets	14.3	12.7	13
Total current assets	439.2	355.3	24
Liabilities:
Accounts payable	66.0	75.2	(12)
Accrued compensation	34.1	34.6	(1)
Accrued interest	19.8	18.0	10
Accrued lease costs	22.4	34.4	(35)
Other accrued expenses	36.7	47.4	(23)
Deferred revenues	30.5	18.6	64
Other current liabilities	26.8	27.0	(1)
Total current liabilities	236.3	255.2	(7)
Working capital	$202.9	$100.1	103

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

As of June 30, 2015, we had indebtedness of $2.3 billion.

On July 30, 2015, we announced that our board of directors approved a quarterly cash dividend of $0.34 per share on our common stock, payable on September 30, 2015, to stockholders of record at the close of business on September 10, 2015.

Debt

Long-term debt consists of the following:

	As of
(in millions, except percentages)	June 30, 2015	December 31, 2014
Term loan, due 2021	$798.4	$798.3

Senior unsecured notes:
5.250% senior unsecured notes, due 2022	549.3	549.3
5.625% senior unsecured notes, due 2024	503.6	400.0
5.875% senior unsecured notes, due 2025	450.0	450.0
Total senior unsecured notes	1,502.9	1,399.3

Other	0.4	0.7
Total long-term debt	$2,301.7	$2,198.3

Weighted average cost of debt	4.7%	4.6%

	Payments Due by Period
(in millions)	Total	2015	2016-2017	2018-2019	2020 and thereafter
Long-term debt	$2,300.6	$0.2	$0.4	$—	$2,300.0
Interest	895.6	106.6	215.6	215.6	357.8
Total	$3,196.2	$106.8	$216.0	$215.6	$2,657.8

Term Loan

The interest rate on the Term Loan was 3.0% per annum as of June 30, 2015. As of June 30, 2015, a discount of $1.6 million on the Term Loan remains unamortized. The discount is being amortized through Interest expense on the Consolidated Statement of Operations.

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

As of June 30, 2015, a discount of $0.7 million on $150.0 million of the 5.250% Senior Unsecured Notes due 2022, remains unamortized. The discount is being amortized through Interest expense on the Consolidated Statement of Operations.

On March 30, 2015, two of our wholly owned subsidiaries, Outfront Media Capital LLC (“Capital LLC”) and Outfront Media Capital Corporation (“Finance Corp,” and together with Capital LLC, the “Borrowers”), issued an additional $100.0 million aggregate principal amount of 5.625% Senior Unsecured Notes due 2024 (the “New 2024 Senior Notes”) in a private placement. The New 2024 Senior Notes are of the same class and series as, and otherwise identical to, the 5.625% Senior Unsecured Notes due 2024 that were previously issued by the Borrowers on January 31, 2014. Interest on the New 2024 Senior Notes is payable on May 15 and November 15 of each year, beginning on May 15, 2015 and deemed to have accrued from November 15, 2014. As of June 30, 2015, a premium of $3.6 million on the New 2024 Senior Notes remains unamortized. The premium is being amortized through Interest expense on the Consolidated Statement of Operations over the life of the New 2024 Senior Notes.

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

Revolving Credit Facility

As of June 30, 2015, there were no outstanding borrowings under the Revolving Credit Facility.

The commitment fee based on the amount of unused commitments under the Revolving Credit Facility was $0.5 million in each of the three months ended June 30, 2015 and 2014, and $0.9 million in each of the six months ended June 30, 2015 and 2014. As of June 30, 2015, we had issued letters of credit totaling approximately $30.6 million against the Revolving Credit Facility.

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

The terms of the Credit Agreement require that, as long as any commitments remain outstanding under the Revolving Credit Facility, we maintain a Consolidated Net Secured Leverage Ratio, which is the ratio of (i) our consolidated secured debt (less up to $150.0 million of unrestricted cash) to (ii) our Consolidated EBITDA (as defined in the Credit Agreement) for the trailing four consecutive quarters, of no greater than 4.0 to 1.0. As of June 30, 2015, our Consolidated Net Secured Leverage Ratio was 1.6 to 1.0, as adjusted to give pro forma effect to the Acquisition in accordance with the Credit Agreement. The Credit Agreement also requires that, in connection with the incurrence of certain indebtedness, we maintain a Consolidated Total Leverage Ratio, which is the ratio of our consolidated total debt to our Consolidated EBITDA for the trailing four consecutive quarters, of no greater than 6.0 to 1.0. As of June 30, 2015, our Consolidated Total Leverage Ratio was 5.1 to 1.0, as adjusted to give pro forma effect to the Acquisition in accordance with the Credit Agreement. As of June 30, 2015, we are in compliance with our debt covenants.

Letter of Credit Facility

As of June 30, 2015, we issued letters of credit totaling approximately $67.6 million under our $80.0 million letter of credit facility. The fee under the letter of credit facility was immaterial in each of the three months ended June 30, 2015 and 2014, and each of the six months ended June 30, 2015 and 2014.

Deferred Financing Costs

As of June 30, 2015, we had deferred $36.1 million in fees and expenses associated with the Term Loan, Revolving Credit Facility, letter of credit facility and our senior unsecured notes. We are amortizing the deferred fees through Interest expense on the Consolidated Statement of Operations over the respective terms of the Term Loan, Revolving Credit Facility, letter of credit facility and our senior unsecured notes.

Cash Flows

We have revised the previously reported Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2014. In prior periods, non-cash purchases of property and equipment were included within capital expenditures. The revision increased Net cash used in investing activities and increased Net cash provided by operating activities by $10.2 million for the six months ended June 30, 2014. We do not believe that these misclassifications were material to the previously reported interim financial statements. The above adjustments had no effect on previously reported Statements of Operations, Statements of Financial Position or Statements of Invested Equity/Stockholders' Equity. The impacted prior periods will be revised as they are presented in future filings.

The following table sets forth our cash flows in the six months ended June 30, 2015 and 2014.

	Six Months Ended
	June 30,		%
(in millions, except percentages)	2015	2014	Change
Cash provided by operating activities	$74.1	$75.0	(1)%
Cash used for investing activities	(29.1)	(28.8)	1
Cash provided by (used for) financing activities	(3.9)	147.6	(103)
Effect of exchange rate changes on cash and cash equivalents	(1.2)	(0.2)	*
Net increase to cash and cash equivalents	$39.9	$193.6	(79)

Cash provided by operating activities decreased $0.9 million in the six months ended June 30, 2015, compared to the same prior-year period, principally as a result of an increased use of working capital, driven by an increase in accounts receivables as of June 30, 2015, due to a higher percentage of national sales, which have a longer collection period, and a decrease in accrued rent and lower net income, partially offset by lower cash paid for income taxes as a result of our REIT conversion and the impact of the Acquisition.

Cash used for investing activities increased $0.3 million in the six months ended June 30, 2015, compared to the same prior-year period. In the six months ended June 30, 2015, we incurred $27.7 million in capital expenditures, completed several small tuck-in acquisitions for $10.2 million and received $8.8 million in net proceeds from dispositions primarily related to the disposition of substantially all of our assets in Puerto Rico. In the six months ended June 30, 2014, we incurred $29.3 million in capital expenditures and received proceeds from dispositions of $0.5 million.

The following table presents our capital expenditures in the six months ended June 30, 2015 and 2014.

	Six Months Ended
	June 30,		%
(in millions, except percentages)	2015	2014	Change
Growth	$14.6	$19.0	(23)%
Maintenance	13.1	10.3	27
Total capital expenditures	$27.7	$29.3	(5)

Capital expenditures increased $1.6 million, or 5%, in the six months ended June 30, 2015, compared to the same prior-year period, driven by increased investments in information technology, partially offset by a decline in digital billboard display spending.

For the full year of 2015, we expect our capital expenditures to be approximately $70.0 million, which will be used primarily for growth in digital billboard displays, to improve the quality or extend the life of our U.S. billboards and to renovate certain office facilities.

Cash used for financing activities was $3.9 million in the six months ended June 30, 2015, compared to Cash provided by financing activities of $147.6 million in the same prior-year period. In the six months ended June 30, 2015, we incurred debt of $103.8 million and paid quarterly cash dividends of $93.8 million and a special cash dividend of $8.2 million, comprised of a “top-up” of the 2014 annual dividend for REIT distributable income. In the six months ended June 30, 2014, we retained $100.0 million related to our IPO in the second quarter of 2014, $50.0 million related to the incurrence of $1.6 billion of indebtedness on January 31, 2014, received net capital contributions from CBS of $42.2 million and paid dividends of $44.4 million.

Off-Balance Sheet Arrangements

We have indemnification obligations with respect to letters of credit and surety bonds primarily used as security against non-performance in the normal course of business. The outstanding letters of credit and surety bonds approximated $115.7 million as of June 30, 2015, and were not recorded on the Consolidated Statements of Financial Position.

Accounting Standards

See Note 2. New Accounting Standards to the Consolidated Financial Statements for information about adoption of new accounting standards and recent accounting pronouncements.

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

We do not currently use derivatives or other financial instruments to mitigate our exposure to commodity price risk. However, we do enter into contracts with commodity providers to limit our exposure to commodity price fluctuations. For the year ended December 31, 2014, such contracts accounted for 4.0% of our total utility costs. As of June 30, 2015, we had an active electricity purchase agreement with fixed contract rates for locations throughout Texas, which expires in July 2018.

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

Interest Rate Risk

We are subject to interest rate risk to the extent we have variable-rate debt outstanding including under our Senior Credit Facilities. As of June 30, 2015, we had an $800.0 million variable-rate Term Loan due 2021 outstanding, which has an interest rate of 3.0% per year. An increase or decrease of 1/8% in our interest rate on the Term Loan will change our annualized interest expense by approximately $1.0 million. We do not currently use derivatives or other financial instruments to mitigate interest rate risk, although we may do so in the future.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

On April 29, 2015, we issued 68,569 shares and on June 29, 2015, we issued 55,597 shares of our common stock to Videri Inc. (“Videri”), each in connection with licenses and services to be received under a development and license agreement with Videri and J&M Holding Enterprises, Inc., an affiliate of Videri. The shares were issued without registration in reliance on the exemption afforded by Rule 506 of Regulation D and Section 4(a)(2) of the Securities Act of 1933, as amended, as transactions not involving a public offering or general solicitation to accredited investors, with adequate Company information available.

Purchases of Equity Securities by the Issuer

	Total Number of Shares Purchased(a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Remaining Authorizations
April 1, 2015 through April 30, 2015	5,177	$30.08	—	—
May 1, 2015 through May 31 2015	—	—	—	—
June 1, 2015 through June 30, 2015	—	—	—	—
Total	5,177	30.08	—	—

(a)	Reflects shares deemed to be surrendered to the Company in connection with tax withholding payments upon exercise of employee stock options at the related exercise prices.

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

Date: August 12, 2015

EXHIBIT INDEX

Exhibit Number	Description

3.1
Articles of Amendment and Restatement of OUTFRONT Media Inc. effective March 28, 2014, as amended by the Articles of Amendment of OUTFRONT Media Inc. effective November 20, 2014 (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-36367), filed on November 20, 2014).

3.2	Amended and Restated Bylaws of OUTFRONT Media Inc. (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K (File No. 001-36367), filed on November 20, 2014).

4.1
Indenture, dated as of January 31, 2014, by and among CBS Outdoor Americas Capital LLC, CBS Outdoor Americas Capital Corporation, the guarantors named therein and Deutsche Bank Trust Company Americas
(including the Form of Senior Notes) (incorporated herein by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-11 (File No. 333-189643), filed on January 31, 2014).

4.2
Third Supplemental Indenture, dated as of March 30, 2015, by and among Outfront Media Capital LLC, Outfront Media Capital Corporation, the guarantors named therein and Deutsche Bank Trust Company Americas (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, (File No. 001-36367), filed on March 30, 2015).

10.1
Summary of Compensation for Outside Directors, effective June 9, 2015 and July 1, 2015 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-36367), filed on June 11, 2015).

10.2
Form of Certificate and Terms and Conditions for Restricted Share Units Awards with Time Vesting for Directors granted under the OUTFRONT Media Inc. Amended and Restated Omnibus Stock Incentive Plan (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-36367), filed on June 11, 2015).

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