Form 10-Q
period 2015-09-30
OUTFRONT Media Inc.
filed 2015-11-05
CIK 1579877

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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

As of November 3, 2015, the number of shares outstanding of the registrant’s common stock was 137,574,646.

OUTFRONT MEDIA INC.
QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2015

PART 1

Item 1.    Financial Statements.

OUTFRONT Media Inc.
Consolidated Statements of Financial Position
(Unaudited)

	As of
(in millions)	September 30, 2015	December 31, 2014
Assets:
Current assets:
Cash and cash equivalents	$106.4	$28.5
Receivables, less allowance ($12.9 in 2015 and $14.2 in 2014)	227.1	217.5
Deferred income tax assets, net	1.5	2.3
Prepaid lease and transit franchise costs	81.5	68.2
Other prepaid expenses	32.3	26.1
Other current assets	14.5	12.7
Total current assets	463.3	355.3
Property and equipment, net (Note 3)	731.2	782.9
Goodwill	2,137.5	2,154.2
Intangible assets (Note 4)	587.6	633.2
Other assets	90.7	98.0
Total assets	$4,010.3	$4,023.6

Liabilities:
Current liabilities:
Accounts payable	$71.2	$75.2
Accrued compensation	37.4	34.6
Accrued interest	27.4	18.0
Accrued lease costs	23.2	34.4
Other accrued expenses	45.2	47.4
Deferred revenues	26.4	18.6
Other current liabilities	22.5	27.0
Total current liabilities	253.3	255.2
Long-term debt (Note 7)	2,301.7	2,198.3
Deferred income tax liabilities, net	15.1	17.2
Asset retirement obligation (Note 5)	36.2	36.6
Other liabilities	70.0	70.8
Total liabilities	2,676.3	2,578.1

Commitments and contingencies (Note 15)

Stockholders’ equity (Note 8):
Common stock (2015 - 450.0 shares authorized, and 137.5 shares issued
and outstanding; 2014 - 450.0 shares authorized, and 136.6 issued and outstanding)	1.4	1.4
Additional paid-in capital	1,929.3	1,911.2
Distribution in excess of earnings	(480.8)	(377.0)
Accumulated other comprehensive loss	(115.9)	(90.1)
Total stockholders’ equity	1,334.0	1,445.5
Total liabilities and stockholders’ equity	$4,010.3	$4,023.6

See accompanying notes to unaudited consolidated financial statements.

OUTFRONT Media Inc.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions, except per share amounts)	2015	2014	2015	2014
Revenues:
Billboard	$278.3	$239.7	$805.3	$689.0
Transit and other	108.4	96.8	310.0	269.8
Total revenues	386.7	336.5	1,115.3	958.8
Expenses:
Operating	209.3	177.2	614.5	512.3
Selling, general and administrative	67.2	55.1	192.5	161.1
Restructuring charges	—	6.2	2.6	6.2
Acquisition costs	—	1.4	—	1.4
Net (gain) loss on dispositions	—	(0.5)	0.6	(1.4)
Depreciation	28.4	26.7	85.1	79.3
Amortization	29.1	22.8	86.1	67.3
Total expenses	334.0	288.9	981.4	826.2
Operating income	52.7	47.6	133.9	132.6
Interest expense, net	(28.9)	(26.3)	(85.6)	(57.3)
Other expense, net	(0.4)	—	(0.4)	(0.5)
Income before benefit (provision) for income taxes and equity in earnings of investee companies	23.4	21.3	47.9	74.8
Benefit (provision) for income taxes	(3.9)	226.4	(7.0)	202.9
Equity in earnings of investee companies, net of tax	1.7	0.6	3.6	1.4
Net income	$21.2	$248.3	$44.5	$279.1

Net income per common share:
Basic	$0.15	$2.07	$0.32	$2.49
Diluted	$0.15	$2.06	$0.32	$2.47

Weighted average shares outstanding:
Basic	137.5	120.0	137.3	112.3
Diluted	137.9	120.7	137.8	112.8

Dividends declared per common share	$0.34	$0.37	$1.08	$0.74

See accompanying notes to unaudited consolidated financial statements.

OUTFRONT Media Inc.
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
(in millions)	2015	2014	2015	2014
Net income	$21.2	$248.3	$44.5	$279.1
Other comprehensive income (loss), net of tax:
Cumulative translation adjustments	(15.1)	(8.2)	(26.2)	(3.1)
Amortization of net actuarial loss	0.1	—	0.4	0.2
Deferred tax rate adjustment	—	(1.2)	—	(1.2)
Total other comprehensive loss, net of tax	(15.0)	(9.4)	(25.8)	(4.1)
Total comprehensive income	$6.2	$238.9	$18.7	$275.0

See accompanying notes to unaudited consolidated financial statements.

OUTFRONT Media Inc.
Consolidated Statements of Invested Equity/Stockholders’ Equity
(Unaudited)

(in millions, except per share amounts)	Shares of Common Stock	Common Stock ($0.01 per share par value)	Additional Paid-In Capital	Retained Earnings (Distribution in Excess of Earnings)	Invested Capital	Accumulated Other Comprehensive Loss	Total Invested Equity/ Stockholders’ Equity
Balance as of December 31, 2013	—	$—	$—	$—	$2,829.5	$(75.1)	$2,754.4
Net income	—	—	—	278.0	1.1	—	279.1
Other comprehensive loss	—	—	—	—	—	(4.1)	(4.1)
Initial public offering (“IPO”)	23.0	0.2	614.8	—	—	—	615.0
Stock-based payments:
Amortization	—	—	9.0	—	—	—	9.0
Shares for tax withholding for stock-based payments	—	—	(0.1)	—	—	—	(0.1)
Conversion to stockholders’ equity	97.0	1.0	2,829.6	—	(2,830.6)	—	—
Distribution of debt and IPO proceeds to CBS Corporation (“CBS”)	—	—	(2,038.8)	—	—	—	(2,038.8)
Dividends ($0.74 per share)	—	—	—	(89.6)	—	—	(89.6)
Net contribution from CBS	—	—	42.1	—	—	—	42.1
Balance as of September 30, 2014	120.0	$1.2	$1,456.6	$188.4	$—	$(79.2)	$1,567.0

Balance as of December 31, 2014	136.6	$1.4	$1,911.2	$(377.0)		$(90.1)	$1,445.5
Net income	—	—	—	44.5		—	44.5
Other comprehensive loss	—	—	—	—		(25.8)	(25.8)
Stock-based payments:
Vesting of RSUs and PRSUs	0.4	—	—	—		—	—
Exercise of stock options	0.2	—	2.0	—		—	2.0
Amortization	—	—	12.3	—		—	12.3
Shares for tax withholding for stock-based payments	—	—	(6.7)	—		—	(6.7)
Issuance of stock for purchase of property and equipment (see Note 8)	0.3	—	10.5	—		—	10.5
Dividends ($1.08 per share)	—	—	—	(148.3)		—	(148.3)
Balance as of September 30, 2015	137.5	$1.4	$1,929.3	$(480.8)		$(115.9)	$1,334.0

See accompanying notes to unaudited consolidated financial statements.

OUTFRONT Media Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,
(in millions)	2015	2014
Operating activities:
Net income	$44.5	$279.1
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation and amortization	171.2	146.6
Deferred tax benefit	(0.1)	(246.4)
Stock-based compensation	11.7	10.9
Provision for doubtful accounts	2.1	2.3
Accretion expense	1.9	1.7
Net (gain) loss on dispositions	0.6	(1.4)
Equity in earnings of investee companies, net of tax	(3.6)	(1.4)
Distributions from investee companies	2.7	3.2
Amortization of deferred financing costs and debt discount and premium	4.4	10.7
Change in assets and liabilities, net of investing and financing activities	(59.0)	(20.8)
Net cash flow provided by operating activities	176.4	184.5

Investing activities:
Capital expenditures	(43.0)	(43.6)
Acquisitions	(11.1)	—
Net proceeds from dispositions	8.8	2.3
Net cash flow used for investing activities	(45.3)	(41.3)

Financing activities:
Proceeds from IPO	—	615.0
Proceeds from long-term debt borrowings - term loan and senior notes	—	1,598.0
Proceeds from long-term debt borrowings - new senior notes	103.8	—
Proceeds from borrowings under revolving credit facility	105.0	—
Repayments of borrowings under revolving credit facility	(105.0)	—
Deferred financing costs	(3.3)	(24.8)
Distribution of debt and IPO proceeds to CBS	—	(2,038.8)
Net cash contribution from CBS	—	39.8
Proceeds from stock option exercises	2.0	—
Taxes withheld for stock-based compensation	(4.0)	—
Dividends	(148.7)	(88.8)
Other	(0.6)	—
Net cash flow provided by (used for) financing activities	(50.8)	100.4

Effect of exchange rate changes on cash and cash equivalents	(2.4)	(1.2)
Net increase in cash and cash equivalents	77.9	242.4
Cash and cash equivalents at beginning of period	28.5	29.8
Cash and cash equivalents at end of period	$106.4	$272.2

OUTFRONT Media Inc.
Condensed Consolidated Statements of Cash Flows (Continued)
(Unaudited)

	Nine Months Ended
	September 30,
(in millions)	2015	2014
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$4.9	$31.4
Cash paid for interest	71.9	25.6

Non-cash investing and financing activities:
Accrued purchases of property and equipment	5.2	3.5
Issuance of stock for purchase of property and equipment	10.5	—
Taxes withheld for stock-based compensation	2.7	—

See accompanying notes to unaudited consolidated financial statements.

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)

Note 1. Description of Business and Basis of Presentation

Description of Business

OUTFRONT Media Inc. (the “Company”) and its subsidiaries (collectively, “we,” “us” or “our”) provides advertising space (“displays”) on out-of-home advertising structures and sites in the United States (the “U.S.”), Canada and Latin America. Our portfolio includes billboard displays, which are predominantly located in densely populated major metropolitan areas and along high-traffic expressways and major commuting routes. We also have a number of exclusive multi-year contracts to operate advertising displays in municipal transit systems. We have displays in all of the 25 largest markets in the U.S. and over 180 markets across the U.S., Canada and Latin America. We manage our business through two segments - U.S. and International.

As of July 17, 2014, we began operating as a real estate investment trust (“REIT”) for U.S. federal income tax purposes.

Basis of Presentation and Use of Estimates

The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules of the Securities and Exchange Commission (the “SEC”). In the opinion of our management, the accompanying unaudited consolidated financial statements reflect all adjustments, consisting of normal and recurring adjustments, necessary for a fair presentation of our financial position, results of operations and cash flows for the periods presented. Consistent with the first quarter 2015, certain previously reported amounts within Revenues have been reclassified to conform with the current presentation. The impact of the reclassification is an increase in “Billboard” revenues of $2.5 million and a corresponding decrease in “Transit and other” revenues of $2.5 million for the three months ended September 30, 2014. The impact of the reclassification is a reduction in “Billboard” revenues of $1.2 million and a corresponding increase in “Transit and other” revenues of $1.2 million for the nine months ended September 30, 2014. These financial statements should be read in conjunction with the more detailed financial statements and notes thereto, included in our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on March 6, 2015.

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

Note 2. New Accounting Standards

Adoption of New Accounting Standards

Business Combinations

During the third quarter of 2015, we early adopted the Financial Accounting Standards Board’s (the “FASB’s”) guidance addressing provisional amounts for items in a business combination for which the accounting is incomplete by the end of the reporting period. The guidance requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined, calculated as if the accounting had been completed as of the acquisition date and the amounts disclosed either on the face of the financial statements or the notes. This guidance is to be applied prospectively and is effective for fiscal years beginning after December 15, 2015. This guidance did not have a material effect on our financial statements.

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

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)

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

Revenue from Contracts with Customers

In May 2014, the FASB issued principles-based guidance addressing revenue recognition issues. The guidance may be applied to all contracts with customers regardless of industry-specific or transaction-specific fact patterns. In July 2015, the FASB deferred the effective date of the standard by one year. This guidance is to be applied retrospectively and is effective for interim and annual periods beginning after December 15, 2017. Early adoption is permitted. We are currently evaluating the impact of this guidance on our consolidated financial statements.

Note 3. Property and Equipment

The table below presents the balances of major classes of assets and accumulated depreciation.

		As of
(in millions)	Estimated Useful Lives	September 30, 2015	December 31, 2014
Land		$91.6	$88.1
Buildings	20 to 40 years	46.2	47.0
Advertising structures	5 to 20 years	1,684.6	1,745.6
Furniture, equipment and other	3 to 10 years	84.9	78.1
Construction in progress		28.5	17.1
		1,935.8	1,975.9
Less: accumulated depreciation		1,204.6	1,193.0
Property and equipment, net		$731.2	$782.9

Depreciation expense was $28.4 million for the three months ended September 30, 2015, $26.7 million for the three months ended September 30, 2014, $85.1 million for the nine months ended September 30, 2015, and $79.3 million for the nine months ended September 30, 2014.

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)

Note 4. Intangible Assets

Our identifiable intangible assets primarily consist of acquired permits and leasehold agreements and franchise agreements that grant us the right to operate out-of-home structures in specified locations and the right to provide advertising space on railroad and municipal transit properties. Identifiable intangible assets are amortized on a straight-line basis over their estimated useful life, which in some cases includes historical experience of renewals.

Our identifiable intangible assets consist of the following:

(in millions)	Gross	Accumulated Amortization	Net
As of September 30, 2015:
Permits and leasehold agreements	$1,112.3	$(695.4)	$416.9
Franchise agreements	472.0	(333.8)	138.2
Other intangible assets	40.0	(7.5)	32.5
Total intangible assets	$1,624.3	$(1,036.7)	$587.6

As of December 31, 2014:
Permits and leasehold agreements	$1,119.2	$(677.2)	$442.0
Franchise agreements	474.7	(321.1)	153.6
Other intangible assets	39.9	(2.3)	37.6
Total intangible assets	$1,633.8	$(1,000.6)	$633.2

All of our identifiable intangible assets, except goodwill, are subject to amortization. Amortization expense was $29.1 million for the three months ended September 30, 2015, and $22.8 million for the three months ended September 30, 2014, which includes the amortization of direct lease acquisition costs of $9.4 million for the three months ended September 30, 2015, and $8.8 million for the three months ended September 30, 2014. Amortization expense was $86.1 million for the nine months ended September 30, 2015, and $67.3 million for the nine months ended September 30, 2014, which includes the amortization of direct lease acquisition costs of $26.1 million for the nine months ended September 30, 2015, and $24.2 million for the nine months ended September 30, 2014. Direct lease acquisition costs are amortized on a straight-line basis over the related customer lease term, which generally ranges from four weeks to one year.

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

(in millions)
As of December 31, 2014	$36.6
Accretion expense	1.9
Additions	0.1
Liabilities settled	(0.9)
Foreign currency translation adjustments	(1.5)
As of September 30, 2015	$36.2

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)

Note 6. Related Party Transactions

We have a 50% ownership interest in two joint ventures that operate transit shelters in the greater Los Angeles area and Vancouver, and four joint ventures acquired in connection with the acquisition of certain outdoor advertising businesses (the “Acquired Business”) of Van Wagner Communications, LLC (the “Acquisition”), which operate a total of 13 billboards in New York and Boston. All of these ventures are accounted for as equity investments. These investments totaled $24.9 million as of September 30, 2015, and $27.0 million as of December 31, 2014, and are included in Other assets on the Consolidated Statements of Financial Position. We provided sales and management services to these joint ventures and recorded management fees in Revenues on the Consolidated Statement of Operations of $2.0 million in the three months ended September 30, 2015, $1.8 million in the three months ended September 30, 2014, $5.3 million in the nine months ended September 30, 2015, and $4.8 million in the nine months ended September 30, 2014.

CBS Corporation (“CBS”)

On July 16, 2014, CBS disposed of all of its shares of our common stock and as of July 16, 2014, we were separated from CBS (the “Separation”) and CBS and their affiliates ceased to be related parties. Our Statement of Operations for the three and nine months ended September 30, 2014, include charges from CBS for services, such as tax, internal audit, cash management, insurance, technology systems and other services. Charges for these services and benefits have been included in Selling, general and administrative expenses in the accompanying Consolidated Statements of Operations and totaled $0.3 million for the three months ended September 30, 2014, and $9.5 million for the nine months ended September 30, 2014. Also included in these 2014 charges are professional fees associated with our planned election to be taxed as a REIT. As of December 31, 2014, all services previously provided by CBS have been transitioned to us.

For advertising spending placed by CBS and its subsidiaries, we recognized total revenues of $7.5 million, of which $0.7 million was before the Separation, for the three months ended September 30, 2014, and $14.5 million, of which $7.7 million was before the Separation, for the nine months ended September 30, 2014.

As of December 31, 2014, in connection with the Separation, there were no receivables from CBS and payables to CBS were $0.2 million, which were included in Other current liabilities on our Consolidated Statement of Financial Position.

Viacom Inc. is controlled by National Amusements, Inc., the controlling stockholder of CBS. On July 16, 2014, as a result of the Separation, Viacom Inc. ceased to be a related party. Revenues recognized for advertising spending placed by various subsidiaries of Viacom Inc. were $2.4 million, of which $0.7 million was before the Separation, in the three months ended September 30, 2014, and $6.0 million, of which $4.3 million was before the Separation, in the nine months ended September 30, 2014.

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)

Note 7. Long-Term Debt

Long-term debt consists of the following:

	As of
(in millions, except percentages)	September 30, 2015	December 31, 2014
Term loan, due 2021	$798.5	$798.3

Senior unsecured notes:
5.250% senior unsecured notes, due 2022	549.3	549.3
5.625% senior unsecured notes, due 2024	503.5	400.0
5.875% senior unsecured notes, due 2025	450.0	450.0
Total senior unsecured notes	1,502.8	1,399.3

Other	0.4	0.7
Total long-term debt	$2,301.7	$2,198.3

Weighted average cost of debt	4.7%	4.6%

Term Loan

The interest rate on the term loan due in 2021 (the “Term Loan”) was 3.0% per annum as of September 30, 2015. As of September 30, 2015, a discount of $1.5 million on the Term Loan remains unamortized. The discount is being amortized through Interest expense, net, on the Consolidated Statement of Operations.

On October 30, 2015, we made a payment of $50.0 million on the Term Loan.

Senior Unsecured Notes

As of September 30, 2015, a discount of $0.7 million on $150.0 million of the 5.250% Senior Unsecured Notes due 2022, remains unamortized. The discount is being amortized through Interest expense on the Consolidated Statement of Operations.

On March 30, 2015, two of our wholly owned subsidiaries, Outfront Media Capital LLC (“Capital LLC”) and Outfront Media Capital Corporation (“Finance Corp,” and together with Capital LLC, the “Borrowers”), issued an additional $100.0 million aggregate principal amount of 5.625% Senior Unsecured Notes due 2024 (the “New 2024 Senior Notes”) in a private placement. The New 2024 Senior Notes are of the same class and series as, and otherwise identical to, the 5.625% Senior Unsecured Notes due 2024 that were previously issued by the Borrowers on January 31, 2014. Interest on the New 2024 Senior Notes is payable on May 15 and November 15 of each year, beginning on May 15, 2015 and deemed to have accrued from November 15, 2014. As of September 30, 2015, a premium of $3.5 million on the New 2024 Senior Notes remains unamortized. The premium is being amortized through Interest expense, net, on the Consolidated Statement of Operations over the life of the New 2024 Senior Notes.

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

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)

As of September 30, 2015, there were no outstanding borrowings under the Revolving Credit Facility.

The commitment fee based on the amount of unused commitments under the Revolving Credit Facility was $0.5 million in each of the three months ended September 30, 2015 and 2014. The commitment fee based on the amount of unused commitments under the Revolving Credit Facility was $1.4 million in each of the nine months ended September 30, 2015 and 2014. As of September 30, 2015, we had issued letters of credit totaling approximately $31.1 million against the Revolving Credit Facility.

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

The terms of the Credit Agreement require that, as long as any commitments remain outstanding under the Revolving Credit Facility, we maintain a Consolidated Net Secured Leverage Ratio, which is the ratio of (i) our consolidated secured debt (less up to $150.0 million of unrestricted cash) to (ii) our Consolidated EBITDA (as defined in the Credit Agreement) for the trailing four consecutive quarters, of no greater than 4.0 to 1.0. As of September 30, 2015, our Consolidated Net Secured Leverage Ratio was 1.5 to 1.0. The Credit Agreement also requires that, in connection with the incurrence of certain indebtedness, we maintain a Consolidated Total Leverage Ratio, which is the ratio of our consolidated total debt to our Consolidated EBITDA for the trailing four consecutive quarters, of no greater than 6.0 to 1.0. As of September 30, 2015, our Consolidated Total Leverage Ratio was 5.1 to 1.0. As of September 30, 2015, we are in compliance with our debt covenants.

Letter of Credit Facility

As of September 30, 2015, we issued letters of credit totaling approximately $67.6 million under our $80.0 million letter of credit facility. The fee under the letter of credit facility was immaterial in each of the nine months ended September 30, 2015 and 2014.

Deferred Financing Costs

As of September 30, 2015, we had deferred $34.7 million in fees and expenses associated with the Term Loan, Revolving Credit Facility, letter of credit facility and our senior unsecured notes. We are amortizing the deferred fees through Interest expense on the Consolidated Statement of Operations over the respective terms of the Term Loan, Revolving Credit Facility, letter of credit facility and our senior unsecured notes.

Fair Value

Under the fair value hierarchy, observable inputs such as unadjusted quoted prices in active markets for identical assets or liabilities are defined as Level 1; observable inputs other than quoted prices included within Level 1 that are either directly or indirectly observable for the asset or liability are defined as Level 2; and unobservable inputs for the asset or liability are defined as Level 3. The aggregate fair value of our debt, which is estimated based on quoted market prices of similar liabilities, was approximately $2.3 billion as of September 30, 2015. The fair value of our debt is classified as Level 2.

Note 8. Equity

As of September 30, 2015, 450,000,000 shares of our common stock, par value $0.01 per share, were authorized; 137,506,040 shares were issued and outstanding; and 50,000,000 shares of our preferred stock, par value $0.01 per share, were authorized with no shares issued and outstanding.

In the nine months ended September 30, 2015, we issued 374,352 shares, valued at approximately $10.5 million, of our common stock to J&M Holding Enterprises, Inc. (“J&M”), an affiliate of Videri Inc. (“Videri”), or Videri, as applicable, in connection with licenses and services to be received under a development and license agreement (the “Videri Agreement”) with J&M and Videri. We have capitalized the payments, which are related to the development of software and equipment to be

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)

utilized within digital displays, as construction in progress within Property and equipment, net, on the Consolidated Statement of Financial Position.

On October 27, 2015, we issued an additional 68,570 shares, valued at approximately $1.6 million of our common stock to J&M and Videri, as applicable.

On October 28, 2015, we announced that our board of directors approved a quarterly cash dividend of $0.34 per share on our common stock, payable on December 31, 2015, to stockholders of record at the close of business on December 10, 2015.

Note 9. Restructuring Charges

In third and fourth quarters of 2014, we recorded an aggregate restructuring charge of $9.8 million (including stock-based compensation of $5.6 million) associated with the reorganization of management and in the nine months ended September 30, 2015, we recorded a restructuring charge of $2.6 million in our U.S. segment associated with the elimination of management positions, the elimination of positions in connection with the sale of assets and the consolidation of leased locations. As of September 30, 2015, $2.1 million in restructuring reserves remained outstanding and is included in Other current liabilities on the Consolidated Statement of Financial Position.

Note 10. Acquisitions and Dispositions

Acquisitions

In the nine months ended September 30, 2015, we completed several small acquisitions for $11.1 million.

On October 1, 2014, we completed the Acquisition for $690.0 million in cash, plus working capital adjustments.

Our Consolidated Statement of Operations for the three months ended September 30, 2015, includes $50.3 million of revenue from the Acquired Business and for the nine months ended September 30, 2015, includes $145.3 million of revenue from the Acquired Business.

The allocation of the purchase price of the Acquired Business is based on the fair value of assets acquired and liabilities assumed as of October 1, 2014, the effective date of the Acquisition.

The allocation of the purchase price presented below represents the effect of recording the estimates of the fair value of assets acquired and liabilities assumed as of the date of the Acquisition, based on the total transaction consideration of $690.0 million in cash, plus working capital adjustments. The following allocation of purchase price includes minor revisions to the preliminary allocation that was reported as of December 31, 2014, for property and equipment, goodwill and other assets, primarily due to adjustments for the valuation of property and equipment based upon additional information.

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)

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
		$325.2

(b)
In conjunction with the Acquisition, we assumed a total of $1.4 million of long term debt, due to three unrelated third parties. The debt had varying maturities through June 1, 2021. As of September 30, 2015, we have prepaid several of the debt obligations, leaving a remaining balance of $0.4 million, with varying maturities through January 31, 2017.

Dispositions

On October 31, 2015, we entered into an agreement with JCDecaux SA (“JC Decaux”), JCDecaux Latin America Investments Holding SL Unipersonal, a wholly-owned subsidiary of JCDecaux, and Corporacion Americana de Equipamientos Urbanos, S.L., a majority-owned subsidiary of JCDecaux, to sell all of our equity interests in certain of our subsidiaries (the “Transaction”),which hold all of the assets of our outdoor advertising business in Latin America, for $82.0 million in cash, subject to working capital and indebtedness adjustments. The consummation of the Transaction is expected to occur in the first half of 2016, subject to customary closing conditions, including regulatory approval.

In the second quarter of 2015, we disposed of substantially all of our assets in Puerto Rico and recorded a loss of $0.9 million in Net (gain) loss on dispositions on the Consolidated Statement of Operations.

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)

Note 11. Stock-Based Compensation

The following table summarizes our stock-based compensation expense for the three and nine months ended September 30, 2015 and 2014.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2015	2014	2015	2014
Restricted stock units (“RSUs”) and performance-based RSUs (“PRSUs”)	$3.6	$4.7	$11.5	$9.0
Stock options	0.1	1.5	0.2	1.9
Stock-based compensation expense, before income taxes	3.7	6.2	11.7	10.9
Tax benefit	(0.3)	(0.7)	(1.0)	(2.8)
Stock-based compensation expense, net of tax	$3.4	$5.5	$10.7	$8.1

As of September 30, 2015, total unrecognized compensation cost related to non-vested RSUs and PRSUs was $24.1 million, which is expected to be recognized over a weighted average period of 2.2 years, and total unrecognized compensation cost related to non-vested stock options was $0.4 million, which is expected to be recognized over a weighted average period of 1.9 years.

RSUs and PRSUs

The following table summarizes activity for the nine months ended September 30, 2015, of RSUs and PRSUs issued to our employees.

	Activity	Weighted Average Per Share Grant Date Fair Market Value
Non-vested as of December 31, 2014	1,278,602	$21.92
Granted:
RSUs	419,609	29.64
PRSUs	226,197	29.83
Vested:
RSUs	(468,765)	21.28
PRSUs	(75,460)	28.61
Forfeitures:
RSUs	(31,744)	25.41
PRSUs	(25,751)	26.42
Non-vested as of September 30, 2015	1,322,688	26.46

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)

Stock Options

The following table summarizes activity for the nine months ended September 30, 2015, of stock options issued to our employees.

	Activity	Weighted Average Exercise Price
Outstanding as of December 31, 2014	450,890	$15.29
Exercised	(141,600)	14.67
Forfeited or expired	(14,393)	12.73
Outstanding as of September 30, 2015	294,897	15.72

Exercisable as of September 30, 2015	208,515	12.77

Note 12. Retirement Benefits

The following table presents the components of net periodic pension cost and amounts recognized in other comprehensive income (loss) for our pension plans:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2015	2014	2015	2014
Components of net periodic pension cost:
Service cost	$0.4	$0.4	$1.1	$1.1
Interest cost	0.5	0.8	1.4	1.9
Expected return on plan assets	(0.5)	(0.8)	(1.6)	(2.1)
Amortization of net actuarial losses(a)	0.1	0.1	0.5	0.3
Amortization of transitional obligation	(0.1)	—	(0.1)	—
Net periodic pension cost	$0.4	$0.5	$1.3	$1.2

(a)	Reflects amounts reclassified from accumulated other comprehensive income (loss) to net income.

In the nine months ended September 30, 2015, we contributed $1.6 million to our pension plans. In 2015, we expect to contribute approximately $2.1 million to our pension plans.

Note 13. Income Taxes

On September 15, 2015, we filed our election to be taxed as a REIT for U.S. federal income tax purposes for the period July 17, 2014, through December 31, 2014, and all future calendar years. As of July 17, 2014, we were organized in conformity with the requirements for qualification and taxation as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”) and, accordingly, we have not provided for U.S. federal income tax on our REIT taxable income that we distributed to our stockholders. We have elected to treat our subsidiaries that participate in certain non-REIT qualifying activities, and our foreign subsidiaries, as taxable REIT subsidiaries (“TRSs”). As such, we have provided for their federal, state and foreign income taxes.

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

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)

Our effective income tax rate represents a combined annual effective tax rate for federal, state, local and foreign taxes applied to interim operating results.

In the three and nine months ended September 30, 2015, our effective tax rate differed from the U.S. federal statutory income tax rate primarily due to our REIT status, including the dividends paid deduction, the impact of state and local taxes, and the effect of foreign operations. Our effective income tax rate in the three and nine months ended September 30, 2014, differed from the U.S. federal statutory income tax rate primarily due to a non-cash benefit of $232.3 million recorded as a result of our REIT conversion in 2014, partially offset by the impact of state and local taxes, and the effect of foreign operations.

Note 14. Earnings Per Share (“EPS”)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2015	2014	2015	2014
Net income	$21.2	$248.3	$44.5	$279.1

Weighted average shares for basic EPS	137.5	120.0	137.3	112.3
Dilutive potential shares from grants of RSUs, PRSUs and stock options(a)	0.4	0.7	0.5	0.5
Weighted average shares for diluted EPS	137.9	120.7	137.8	112.8

(a)
The potential impact of an aggregate 0.6 million granted RSUs, PRSUs and stock options for the three months ended September 30, 2015, and an aggregate 0.1 million granted RSUs, PRSUs and stock options for the nine months ended September 30, 2015, were antidilutive. The potential impact of an aggregate 0.1 million granted RSUs, PRSUs and stock options for each of the three and nine months ended September 30, 2014, were antidilutive.

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

Letters of Credit

We have indemnification obligations with respect to letters of credit and surety bonds primarily used as security against non-performance in the normal course of business. The outstanding letters of credit and surety bonds approximated $111.8 million as of September 30, 2015, and were not recorded on the Consolidated Statements of Financial Position.

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

Note 16. Segment Information

The following tables set forth our financial performance by segment. We manage our operations through two segments—U.S. and International.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2015	2014	2015	2014
Revenues:
U.S.	$353.9	$296.3	$1,013.9	$842.4
International	32.8	40.2	101.4	116.4
Total revenues	$386.7	$336.5	$1,115.3	$958.8

We present Operating income (loss) before Depreciation, Amortization, Net (gain) loss on dispositions, Stock-based compensation, Restructuring charges and Acquisition costs (“Adjusted OIBDA”) as the primary measure of profit and loss for our operating segments in accordance with FASB guidance for segment reporting.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2015	2014	2015	2014
Net income	$21.2	$248.3	$44.5	$279.1
Provision (benefit) for income taxes	3.9	(226.4)	7.0	(202.9)
Equity in earnings of investee companies, net of tax	(1.7)	(0.6)	(3.6)	(1.4)
Interest expense, net	28.9	26.3	85.6	57.3
Other expense, net	0.4	—	0.4	0.5
Operating income	52.7	47.6	133.9	132.6
Restructuring charges	—	6.2	2.6	6.2
Acquisition costs(a)	—	1.4	—	1.4
Net (gain) loss on dispositions	—	(0.5)	0.6	(1.4)
Depreciation and amortization	57.5	49.5	171.2	146.6
Stock-based compensation(a)	3.7	2.7	11.7	7.4
Total Adjusted OIBDA	$113.9	$106.9	$320.0	$292.8

Adjusted OIBDA:
U.S.	$121.6	$106.3	$337.0	$293.0
International	3.9	6.3	11.5	16.9
Corporate	(11.6)	(5.7)	(28.5)	(17.1)
Total Adjusted OIBDA	$113.9	$106.9	$320.0	$292.8

(a)	Stock-based compensation and costs related to the Acquisition are classified as Corporate expenses.

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2015	2014	2015	2014
Operating income (loss):
U.S.	$69.9	$64.3	$180.9	$168.5
International	(1.9)	(0.7)	(6.8)	(3.8)
Corporate	(15.3)	(16.0)	(40.2)	(32.1)
Total operating income	$52.7	$47.6	$133.9	$132.6

Net (gain) loss on dispositions:
U.S.	$—	$(0.5)	$0.5	$(1.3)
International	—	—	0.1	(0.1)
Total (gain) loss on dispositions	$—	$(0.5)	$0.6	$(1.4)

Depreciation and amortization:
U.S.	$51.7	$42.5	$153.0	$125.8
International	5.8	7.0	18.2	20.8
Total depreciation and amortization	$57.5	$49.5	$171.2	$146.6

Capital expenditures:
U.S.	$13.8	$12.9	$39.5	$37.4
International	1.5	1.4	3.5	6.2
Total capital expenditures	$15.3	$14.3	$43.0	$43.6

	As of
(in millions)	September 30, 2015	December 31, 2014
Assets:
U.S.	$3,675.1	$3,704.2
International	244.7	270.4
Corporate	90.5	49.0
Total assets	$4,010.3	$4,023.6

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

	As of September 30, 2015
(in millions)	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Current assets:
Cash and cash equivalents	$—	$53.6	$31.5	$21.3	$—	$106.4
Receivables, less allowance	—	—	197.8	29.3	—	227.1
Other current assets	—	5.6	102.1	22.1	—	129.8
Total current assets	—	59.2	331.4	72.7	—	463.3
Property and equipment, net	—	—	656.9	74.3	—	731.2
Goodwill	—	—	2,046.1	91.4	—	2,137.5
Intangible assets	—	—	587.5	0.1	—	587.6
Investment in subsidiaries	1,334.0	3,574.4	173.3	—	(5,081.7)	—
Other assets	—	29.1	55.4	6.2	—	90.7
Intercompany	—	—	70.6	58.8	(129.4)	—
Total assets	$1,334.0	$3,662.7	$3,921.2	$303.5	$(5,211.1)	$4,010.3

Total current liabilities	$—	$27.4	$193.8	$32.1	$—	$253.3
Long-term debt	—	2,301.3	0.4	—	—	2,301.7
Deferred income tax liabilities, net	—	—	—	15.1	—	15.1
Asset retirement obligation	—	—	28.8	7.4	—	36.2
Deficit in excess of investment of subsidiaries	—	—	2,240.4	—	(2,240.4)	—
Other liabilities	—	—	65.0	5.0	—	70.0
Intercompany	—	—	58.8	70.6	(129.4)	—
Total liabilities	—	2,328.7	2,587.2	130.2	(2,369.8)	2,676.3
Total stockholders’ equity	1,334.0	1,334.0	1,334.0	173.3	(2,841.3)	1,334.0
Total liabilities and stockholders’ equity	$1,334.0	$3,662.7	$3,921.2	$303.5	$(5,211.1)	$4,010.3

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

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)

	Three Months Ended September 30, 2015
(in millions)	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Billboard	$—	$—	$250.3	$28.0	$—	$278.3
Transit and other	—	—	103.6	4.8	—	108.4
Total revenues	—	—	353.9	32.8	—	386.7
Expenses:
Operating	—	—	187.4	21.9	—	209.3
Selling, general and administrative	0.3	—	59.9	7.0	—	67.2
Depreciation	—	—	23.7	4.7	—	28.4
Amortization	—	—	28.0	1.1	—	29.1
Total expenses	0.3	—	299.0	34.7	—	334.0
Operating income (loss)	(0.3)	—	54.9	(1.9)	—	52.7
Interest expense, net	—	(28.9)	—	—	—	(28.9)
Other expense, net	—	—	—	(0.4)	—	(0.4)
Income (loss) before provision for income taxes and equity in earnings of investee companies	(0.3)	(28.9)	54.9	(2.3)	—	23.4
Provision for income taxes	—	—	(1.9)	(2.0)	—	(3.9)
Equity in earnings of investee companies, net of tax	21.5	50.4	(31.5)	0.3	(39.0)	1.7
Net income (loss)	$21.2	$21.5	$21.5	$(4.0)	$(39.0)	$21.2

Net income (loss)	$21.2	$21.5	$21.5	$(4.0)	$(39.0)	$21.2
Total other comprehensive loss, net of tax	(15.0)	(15.0)	(15.0)	(15.0)	45.0	(15.0)
Total comprehensive income (loss)	$6.2	$6.5	$6.5	$(19.0)	$6.0	$6.2

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)

	Three Months Ended September 30, 2014
(in millions)	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Billboard	$—	$—	$205.1	$34.6	$—	$239.7
Transit and other	—	—	91.2	5.6	—	96.8
Total revenues	—	—	296.3	40.2	—	336.5
Expenses:
Operating	—	—	151.5	25.7	—	177.2
Selling, general and administrative	0.3	—	46.6	8.2	—	55.1
Restructuring charges	—	—	6.2	—	—	6.2
Acquisition costs	—	—	1.4	—	—	1.4
Net gain on dispositions	—	—	(0.5)	—	—	(0.5)
Depreciation	—	—	21.0	5.7	—	26.7
Amortization	—	—	21.5	1.3	—	22.8
Total expenses	0.3	—	247.7	40.9	—	288.9
Operating income (loss)	(0.3)	—	48.6	(0.7)	—	47.6
Interest expense, net	—	(26.2)	(0.1)	—	—	(26.3)
Income (loss) before benefit (provision) for income taxes and equity in earnings of investee companies	(0.3)	(26.2)	48.5	(0.7)	—	21.3
Benefit (provision) for income taxes	—	—	227.0	(0.6)	—	226.4
Equity in earnings of investee companies, net of tax	248.6	274.8	(26.9)	0.1	(496.0)	0.6
Net income (loss)	$248.3	$248.6	$248.6	$(1.2)	$(496.0)	$248.3

Net income (loss)	$248.3	$248.6	$248.6	$(1.2)	$(496.0)	$248.3
Total other comprehensive loss, net of tax	(21.7)	(17.6)	(13.5)	(9.4)	52.8	(9.4)
Total comprehensive income (loss)	$226.6	$231.0	$235.1	$(10.6)	$(443.2)	$238.9

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)

	Nine Months Ended September 30, 2015
(in millions)	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Billboard	$—	$—	$718.3	$87.0	$—	$805.3
Transit and other	—	—	295.6	14.4	—	310.0
Total revenues	—	—	1,013.9	101.4	—	1,115.3
Expenses:
Operating	—	—	546.5	68.0	—	614.5
Selling, general and administrative	1.1	0.1	169.4	21.9	—	192.5
Restructuring charges	—	—	2.6	—	—	2.6
Net loss on dispositions	—	—	0.5	0.1	—	0.6
Depreciation	—	—	70.1	15.0	—	85.1
Amortization	—	—	82.9	3.2	—	86.1
Total expenses	1.1	0.1	872.0	108.2	—	981.4
Operating income (loss)	(1.1)	(0.1)	141.9	(6.8)	—	133.9
Interest income (expense), net	—	(85.6)	(0.1)	0.1	—	(85.6)
Other income (expense), net	—	—	—	(0.4)	—	(0.4)
Income (loss) before provision for income taxes and equity in earnings of investee companies	(1.1)	(85.7)	141.8	(7.1)	—	47.9
Provision for income taxes	—	—	(3.6)	(3.4)	—	(7.0)
Equity in earnings of investee companies, net of tax	45.6	131.3	(92.6)	0.9	(81.6)	3.6
Net income (loss)	$44.5	$45.6	$45.6	$(9.6)	$(81.6)	$44.5

Net income (loss)	$44.5	$45.6	$45.6	$(9.6)	$(81.6)	$44.5
Total other comprehensive loss, net of tax	(25.8)	(25.8)	(25.8)	(25.8)	77.4	(25.8)
Total comprehensive income (loss)	$18.7	$19.8	$19.8	$(35.4)	$(4.2)	$18.7

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)

	Nine Months Ended September 30, 2014
(in millions)	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Billboard	$—	$—	$589.2	$99.8	$—	$689.0
Transit and other	—	—	253.2	16.6	—	269.8
Total revenues	—	—	842.4	116.4	—	958.8
Expenses:
Operating	—	—	436.2	76.1	—	512.3
Selling, general and administrative	0.9	—	136.8	23.4	—	161.1
Restructuring charges	—	—	6.2	—	—	6.2
Acquisition costs	—	—	1.4	—	—	1.4
Net gain on dispositions	—	—	(1.3)	(0.1)	—	(1.4)
Depreciation	—	—	62.2	17.1	—	79.3
Amortization	—	—	63.6	3.7	—	67.3
Total expenses	0.9	—	705.1	120.2	—	826.2
Operating income (loss)	(0.9)	—	137.3	(3.8)	—	132.6
Interest income (expense), net	—	(57.3)	(0.1)	0.1	—	(57.3)
Other expense, net	—	—	—	(0.5)	—	(0.5)
Income (loss) before benefit (provision) for income taxes and equity in earnings of investee companies	(0.9)	(57.3)	137.2	(4.2)	—	74.8
Benefit (provision) for income taxes	—	—	205.2	(2.3)	—	202.9
Equity in earnings of investee companies, net of tax	280.0	337.3	(62.4)	0.4	(553.9)	1.4
Net income (loss)	$279.1	$280.0	$280.0	$(6.1)	$(553.9)	$279.1

Net income (loss)	$279.1	$280.0	$280.0	$(6.1)	$(553.9)	$279.1
Total other comprehensive loss, net of tax	(4.1)	(4.1)	(4.1)	(4.1)	12.3	(4.1)
Total comprehensive income (loss)	$275.0	$275.9	$275.9	$(10.2)	$(541.6)	$275.0

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)

	Nine Months Ended September 30, 2015
(in millions)	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash flow provided by (used for) operating activities	$(1.1)	$(72.0)	$230.9	$18.6	$—	$176.4
Investing activities:
Capital expenditures	—	—	(39.6)	(3.4)	—	(43.0)
Acquisitions	—	—	(11.1)	—	—	(11.1)
Net proceeds from dispositions	—	—	8.8	—	—	8.8
Net cash flow used for investing activities	—	—	(41.9)	(3.4)	—	(45.3)
Financing activities:
Proceeds from long-term debt borrowings - new senior notes	—	103.8	—	—	—	103.8
Proceeds from borrowings under revolving credit facility	—	105.0	—	—	—	105.0
Repayments of borrowings under revolving credit facility	—	(105.0)	—	—	—	(105.0)
Deferred financing costs	—	(3.3)	—	—	—	(3.3)
Proceeds from stock option exercises	2.0	—	—	—	—	2.0
Taxes withheld for stock-based compensation	—	—	(4.0)	—	—	(4.0)
Dividends	(148.7)	—	—	—	—	(148.7)
Intercompany	147.8	13.6	(161.7)	0.3	—	—
Other	—	—	(0.6)	—	—	(0.6)
Net cash flow provided by (used for) financing activities	1.1	114.1	(166.3)	0.3	—	(50.8)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(2.4)	—	(2.4)
Net increase in cash and cash equivalents	—	42.1	22.7	13.1	—	77.9
Cash and cash equivalents at beginning of period	—	11.5	8.8	8.2	—	28.5
Cash and cash equivalents at end of period	$—	$53.6	$31.5	$21.3	$—	$106.4

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)

	Nine Months Ended September 30, 2014
(in millions)	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash flow provided by (used for) operating activities	$(0.9)	$(25.6)	$213.9	$(2.9)	$—	$184.5
Investing activities:
Capital expenditures	—	—	(37.4)	(6.2)	—	(43.6)
Net proceeds from dispositions	—	—	2.1	0.2	—	2.3
Net cash flow used for investing activities	—	—	(35.3)	(6.0)	—	(41.3)
Financing activities:
Proceeds from IPO	615.0	—	—	—	—	615.0
Proceeds from long-term debt borrowings - term loan and senior notes	—	1,598.0	—	—	—	1,598.0
Deferred financing costs	—	(24.8)	—	—	—	(24.8)
Distribution of debt and IPO proceeds to CBS	(515.0)	(1,523.8)	—	—	—	(2,038.8)
Net cash contribution from CBS	—	—	39.8	—	—	39.8
Dividends	(88.8)	—	—	—	—	(88.8)
Intercompany	(10.3)	206.2	(197.0)	1.1	—	—
Net cash flow provided by (used for) financing activities	0.9	255.6	(157.2)	1.1	—	100.4
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(1.2)	—	(1.2)
Net increase (decrease) in cash and cash equivalents	—	230.0	21.4	(9.0)	—	242.4
Cash and cash equivalents at beginning of period	—	—	2.1	27.7	—	29.8
Cash and cash equivalents at end of period	$—	$230.0	$23.5	$18.7	$—	$272.2

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

As of July 17, 2014, we began operating as a real estate investment trust (“REIT”) for U.S. federal income tax purposes.

Business

We are one of the largest providers of advertising space on out-of-home advertising structures and sites across the U.S., Canada and Latin America. Our inventory consists of billboard displays, which are primarily located on the most heavily traveled highways and roadways in top Nielsen Designated Marketing Areas, and transit advertising displays with exclusive multi-year contracts with municipalities in large cities across the U.S. In total, we have displays in all of the 25 largest markets in the U.S. and over 180 markets in the U.S., Canada and Latin America. Our top market, high profile location focused portfolio includes sites such as the Bay Bridge in San Francisco, various locations along Sunset Boulevard in Los Angeles, and various sites in and around both Grand Central Station and Times Square in New York. With TAB Out of Home Ratings, we provide advertisers with the audience, in terms of size and demographic composition, that is exposed to individual displays. The combination of location and audience delivery is a relevant selling proposition for the out-of-home industry. The breadth and depth of our portfolio provides our customers with a multitude of options to address a wide range of marketing objectives from national, brand-building campaigns to hyper-local businesses that want to drive customers to their retail location “one mile down the road.”

We believe that out-of-home advertising is an attractive form of advertising as our displays are ALWAYS ON™, are always viewable and cannot be turned off, skipped or fast-forwarded, providing our customers with a differentiated advertising solution at an attractive price point relative to other forms of advertising. We also believe that out-of-home is effective as a “stand-alone” medium, and as an integral part of a multi-media campaign, where it can extend the reach and frequency of traditional media (television, radio and print) and/or reinforce digital and on-line ad messaging. In addition to leasing displays, we provide other value-added services to our customers, such as pre-campaign category research, consumer insights, creative design support and post-campaign tracking and analytics. We use a real-time mobile operations reporting system that facilitates proof of performance to customers for the majority of our business. We have a diversified base of customers across various industries. During the three months ended September 30, 2015, our largest categories of advertisers were television, retail and healthcare/pharmaceuticals, which represented 10%, 8% and 6% of our total U.S. revenues, respectively. During the three months ended September 30, 2014, our largest categories of advertisers were television, retail and healthcare/pharmaceuticals which represented 11%, 9% and 7% of our total U.S. revenues, respectively. During the nine months ended September 30, 2015, our largest categories of advertisers were retail, television and healthcare/pharmaceuticals, which represented 9%, 8% and 7% of our total U.S. revenues, respectively. During the nine months ended September 30, 2014, our largest categories of advertisers were retail, television and healthcare/pharmaceuticals, which represented 9%, 9% and 8% of our total U.S. revenues, respectively.

We manage our business through the following two segments:

United States. As of September 30, 2015, we had the largest number of advertising displays of any out-of-home advertising company operating in the 25 largest markets in the U.S. Our U.S. segment generated 26% of its revenues in the New York City metropolitan area in the three months ended September 30, 2015, and 21% in the three months ended September 30, 2014, and generated 15% in the Los Angeles metropolitan area in the three months ended September 30, 2015, and 13% in the three months ended September 30, 2014. Our U.S. segment generated 26% of its revenues in the New York City metropolitan area in the nine months ended September 30, 2015 and 20% in the nine months ended September 30, 2014, and generated 14% in the Los Angeles metropolitan area in the nine months ended September 30, 2015 and 13% in the nine months ended September 30, 2014. In the three months ended September 30, 2015, our U.S. segment generated $353.9 million of Revenues and $121.6 million of Operating income before Depreciation, Amortization, Net (gain) loss on dispositions, Stock-based compensation, Restructuring charges, and Acquisition costs (“Adjusted OIBDA”). In the three months ended September 30, 2014, our U.S. segment generated $296.3 million of Revenues and $106.3 million of Adjusted OIBDA. In the nine months ended September 30, 2015, our U.S. segment generated $1,013.9 million of Revenues and $337.0 million of Adjusted OIBDA. In the nine months ended September 30, 2014, our U.S. segment generated $842.4 million of Revenues and $293.0 million of Adjusted OIBDA. (See the “Segment Results of Operations” section of this MD&A.)

International. Our International segment includes our operations in Canada and Latin America, including Mexico, Argentina, Brazil, Chile and Uruguay. In the three months ended September 30, 2015, our International segment generated $32.8 million of Revenues and $3.9 million of Adjusted OIBDA. In the three months ended September 30, 2014, our International segment generated $40.2 million of Revenues and $6.3 million of Adjusted OIBDA. In the nine months ended September 30, 2015, our International segment generated $101.4 million of Revenues and $11.5 million of Adjusted OIBDA. In the nine months ended September 30, 2014, our International segment generated $116.4 million of Revenues and $16.9 million of Adjusted OIBDA.

On October 31, 2015, we entered into an agreement with JCDecaux SA (“JC Decaux”), JCDecaux Latin America Investments Holding SL Unipersonal, a wholly-owned subsidiary of JCDecaux, and Corporacion Americana de Equipamientos Urbanos, S.L., a majority-owned subsidiary of JCDecaux, to sell all of our equity interests in certain of our subsidiaries (the “Transaction”),which hold all of the assets of our outdoor advertising business in Latin America, for $82.0 million in cash, subject to working capital and indebtedness adjustments. The consummation of the Transaction is expected to occur in the first half of 2016, subject to customary closing conditions, including regulatory approval.

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

Our large-scale portfolio allows our customers to reach a national audience and also provides the flexibility to tailor campaigns to specific regions or markets. In the three months ended September 30, 2015, we generated approximately 48% of our U.S.

revenues from national advertising campaigns compared to approximately 42% in the three months ended September 30, 2014. In the nine months ended September 30, 2015, we generated approximately 46% of our U.S. revenues from national advertising campaigns compared to approximately 39% in the nine months ended September 30, 2014. The increases in revenues from national advertising campaigns in each of the three and nine months ended September 30, 2015, compared to the same prior-year periods are primarily due to the impact of the Acquisition.

Our transit businesses require us to obtain and renew contracts with municipalities and other governmental entities. When these contracts expire, we generally must participate in highly competitive bidding processes in order to obtain a new contract. In November 2014, we were informed that we were not successful in our bid to renew the New York City phone kiosk contract which we obtained as part of the acquisition of certain outdoor advertising businesses of Van Wagner Communications, LLC (the “Acquisition”) on October 1, 2014, and our operation of these kiosks ceased during the first quarter of 2015. In the nine months ended September 30, 2015, we generated revenue of $1.6 million related to these operations. On July 22, 2015, we entered into an agreement with the Metropolitan Transportation Authority (the “MTA”) to extend our existing transit contract for providing advertising services throughout the New York City subway system from December 31, 2015, to December 31, 2016, unless earlier terminated by the MTA on or after July 1, 2016. On July 22, 2015, we also entered into an agreement with the MTA to modify our existing bus and commuter rail advertising contract to change the MTA’s right to terminate the contract at any time, to a right to terminate at any time on or after July 1, 2016, and the right to exclude billboards on the MTA’s properties from any termination. The December 31, 2016, expiration date of the bus and commuter rail advertising contract remains unchanged. Our transit contract with the MTA represents 54% of our U.S. transit and other revenues, or 18% of our total U.S. revenues, in the three months ended September 30, 2015, and 55% of our U.S. transit and other revenues, or 18% of our total U.S. revenues, in the nine months ended September 30, 2015.

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

In the three months ended September 30, 2015, we incurred $8.1 million of costs associated with operating as a stand-alone public company ($1.0 million incrementally over 2014). In the nine months ended September 30, 2015, we incurred $24.5 million of costs associated with operating as a stand-alone public company ($6.0 million incrementally over 2014).

In an effort to help users of our financial data evaluate our operating performance for the three and nine months ended September 30, 2015 and 2014, where indicated, we present Adjusted OIBDA, Funds from Operations (“FFO”) and Adjusted FFO (“AFFO”) and related per adjusted weighted average share amounts, on a REIT-comparable basis.

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions, except percentages)	2015	2014	% Change	2015	2014	% Change
Revenues	$386.7	$336.5	15%	$1,115.3	$958.8	16%
Constant dollar revenues(a)	386.7	329.2	17	1,115.3	942.0	18
Operating income	52.7	47.6	11	133.9	132.6	1
Adjusted OIBDA(b):
Reported	113.9	106.9	7	320.0	292.8	9
On a REIT-comparable basis	113.9	105.9	8	320.0	286.8	12
FFO(b):
Reported	70.8	292.6	(76)	192.6	409.3	(53)
On a REIT-comparable basis	70.8	77.5	(9)	194.6	205.2	(5)
AFFO(b):
Reported	69.2	70.2	(1)	190.1	166.1	14
On a REIT-comparable basis	69.2	74.6	(7)	190.1	195.7	(3)
Net income	21.2	248.3	(91)	44.5	279.1	(84)

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

Adjusted OIBDA

We calculate Adjusted OIBDA as Operating income before Depreciation, Amortization, Net (gains) losses on dispositions, Stock-based compensation, Restructuring charges, and Acquisition costs. We calculate Adjusted OIBDA margin by dividing Adjusted OIBDA by total revenues. Adjusted OIBDA and Adjusted OIBDA margin are among the primary measures we use for managing our business, evaluating our operating performance and planning and forecasting future periods, as each is an important indicator of our operational strength and business performance. Our management believes users of our financial data are best served if the information that is made available to them allows them to align their analysis and evaluation of our operating results along the same lines that our management uses in managing, planning and executing our business strategy. Our management also believes that the presentations of Adjusted OIBDA and Adjusted OIBDA margin, as supplemental measures, are useful in evaluating our business because eliminating certain non-comparable items highlight operational trends in our business that may not otherwise be apparent when relying solely on GAAP financial measures. It is management’s opinion that these supplemental measures provide users of our financial data with an important perspective on our operating performance and also make it easier for users of our financial data to compare our results with other companies that have different financing and capital structures or tax rates.

FFO and AFFO

We calculate FFO in accordance with the definition established by the National Association of Real Estate Investment Trusts (“NAREIT”). FFO reflects net income adjusted to exclude gains and losses from the sale of real estate assets, depreciation and amortization of real estate assets and amortization of direct lease acquisition costs, as well as the same adjustments for our equity-based investments, as applicable. We calculate AFFO as FFO adjusted to include cash paid for direct lease acquisition costs as such costs are generally amortized over a period ranging from four weeks to one year and therefore are incurred on a regular basis. AFFO also includes cash paid for maintenance capital expenditures since these are routine uses of cash that are necessary for our operations. In addition, AFFO excludes costs related to the Acquisition and restructuring charges, as well as certain non-cash items, including non-real estate depreciation and amortization, deferred income taxes, stock-based compensation expense, accretion expense, the non-cash effect of straight-line rent and amortization of deferred financing costs. We use FFO and AFFO measures for managing our business and for planning and forecasting future periods, and each is an important indicator of our operational strength and business performance, especially compared to other REITs. Our management believes users of our financial data are best served if the information that is made available to them allows them to align their analysis and evaluation of our operating results along the same lines that our management uses in managing, planning and executing our business strategy. Our management also believes that the presentations of FFO, AFFO, and related per weighted average share and per adjusted weighted average share amounts, as supplemental measures, are useful in evaluating our business because adjusting results to reflect items that have more bearing on the operating performance of REITs highlight trends in our business that may not otherwise be apparent when relying solely on GAAP financial measures. It is management’s opinion that these supplemental measures provide users of our financial data with an important perspective on our operating performance and also make it easier to compare our results to other companies in our industry, as well as to REITs.

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

REIT-Comparable Basis Adjustments

We calculate Adjusted OIBDA, on a REIT-comparable basis, for the three and nine months ended September 30, 2015 and 2014, by adjusting the three and nine months ended September 30, 2014, to include incremental costs associated with operating as a stand-alone public company of $1.0 million, which were incurred in the three months ended September 30, 2015, and $6.0 million, which were incurred in the nine months ended September 30, 2015. We calculate FFO, AFFO and related per adjusted weighted average share amounts, on a REIT-comparable basis, for the three and nine months ended September 30, 2015 and 2014, by adjusting (1) the three and nine months ended September 30, 2014, to include incremental costs associated with operating as a stand-alone public company, net of tax, of $0.9 million incurred in the three months ended September 30, 2015, and $5.4 million incurred in the nine months ended September 30, 2015, and with respect to the nine months ended September 30, 2014, only, one month of interest expense, net of tax, of $6.2 million incurred in the nine months ended September 30, 2015, relating to our entry into the term loan due in 2021 (the “Term Loan”) and the issuance of $800.0 million of senior unsecured notes on January 31, 2014, and to exclude interest expense of $7.6 million incurred in the three and nine months ended September 30, 2014, related to an unused lender commitment to provide a senior unsecured bridge term loan facility associated with the Acquisition, income taxes that would not have been incurred had we been operating as a REIT in the three and nine months ended September 30, 2014, and with respect to FFO and related per adjusted weighted average share amounts only, an income tax benefit from the reversal of deferred tax liabilities due to our REIT conversion of $232.3 million, Restructuring charges, net of tax, of $5.6 million, incurred in the three and nine months ended September 30, 2014, and Acquisition costs, net of tax, of $1.3 million, incurred in the three and nine months ended September 30, 2014, (2) the nine months ended September 30, 2015, with respect to FFO and related per adjusted weighted average share amounts only, to exclude Restructuring charges, net of tax, of $2.0 million incurred in the nine months ended September 30, 2015, and (3) the three and nine months ended September 30, 2014, with respect to AFFO and related per adjusted weighted average share amounts only, to include one month of amortization of deferred financing costs incurred in the nine months ended September 30, 2015, relating to our entry into the Term Loan, the $425.0 million revolving credit facility, which matures in 2019 (the “Revolving Credit Facility”) and the issuance of $800.0 million of senior unsecured notes on January 31, 2014, and amortization of deferred financing costs incurred in the three and nine months ended September 30, 2014, related to an unused lender commitment to provide a senior unsecured bridge term loan facility associated with the Acquisition. Our management believes these adjusted presentations are useful in evaluating our business because they allow users of our financial data to compare our operating performance for the three and nine months ended September 30, 2015, against the operating performance for the three and nine months ended September 30, 2014, taking into account certain significant costs arising as a result of our separation from CBS Corporation (“CBS”) on July 16, 2014 (the “Separation”) and the Acquisition, as well as the REIT tax treatment that would have applied had we been operating as a REIT for the periods presented.

Since adjusted weighted average shares for basic and diluted EPS, Adjusted OIBDA, Adjusted OIBDA margin, FFO and AFFO, and, on a REIT-comparable basis, Adjusted OIBDA, FFO and AFFO and, in each case, as applicable, related per weighted average share and per adjusted weighted average share amounts, are not measures calculated in accordance with GAAP, they should not be considered in isolation of, or as a substitute for, weighted average shares outstanding for basic and diluted EPS, Operating income, Net income, Revenues and Net income per common share for basic and diluted EPS, the most directly comparable GAAP financial measures, as indicators of operating performance. These measures, as we calculate them, may not be comparable to similarly titled measures employed by other companies. In addition, these measures do not necessarily represent funds available for discretionary use and are not necessarily a measure of our ability to fund our cash needs.

Reconciliation of Non-GAAP Financial Measures

The following table reconciles Operating income to Adjusted OIBDA, and Net income to FFO and AFFO. The table also reconciles Adjusted OIBDA, FFO and AFFO to Adjusted OIBDA, FFO and AFFO, and related per adjusted weighted average share amounts, on a REIT-comparable basis.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions, except per share amounts)	2015	2014	2015	2014
Operating income	$52.7	$47.6	$133.9	$132.6
Restructuring charges	—	6.2	2.6	6.2
Acquisition costs	—	1.4	—	1.4
Net (gain) loss on dispositions	—	(0.5)	0.6	(1.4)
Depreciation	28.4	26.7	85.1	79.3
Amortization	29.1	22.8	86.1	67.3
Stock-based compensation	3.7	2.7	11.7	7.4
Adjusted OIBDA	113.9	106.9	320.0	292.8
Incremental stand-alone costs(a)	—	(1.0)	—	(6.0)
Adjusted OIBDA on a REIT-comparable basis	$113.9	$105.9	$320.0	$286.8

Net income	$21.2	$248.3	$44.5	$279.1
Depreciation of billboard advertising structures	26.1	24.8	78.7	73.6
Amortization of real estate-related intangible assets	13.9	10.7	42.5	32.2
Amortization of direct lease acquisition costs	9.4	8.8	26.1	24.2
Net (gain) loss on disposition of billboard advertising structures, net of tax	—	(0.2)	0.2	(0.4)
Adjustment related to equity-based investments	0.2	0.2	0.6	0.6
FFO	70.8	292.6	192.6	409.3
Restructuring charges, net of tax	—	5.6	2.0	5.6
Acquisition costs, net of tax(c)	—	1.3	—	1.3
Income tax benefit from reversal of deferred tax liabilities due to REIT conversion	—	(232.3)	—	(232.3)
Incremental stand-alone costs, net of tax(a)	—	(0.9)	—	(5.4)
Adjustment to Interest expense, net of tax(b)	—	7.6	—	1.4
REIT tax adjustment(c)	—	3.6	—	25.3
FFO on a REIT-comparable basis	$70.8	$77.5	$194.6	$205.2

FFO per weighted average shares outstanding:
Basic	$0.51	$2.44	$1.40	$3.64
Diluted	$0.51	$2.42	$1.40	$3.64

FFO on a REIT-comparable basis, per adjusted weighted average share(d):
Basic	$0.51	$0.57	$1.42	$1.50
Diluted	$0.51	$0.56	$1.41	$1.50

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions, except per share amounts)	2015	2014	2015	2014
FFO	$70.8	$292.6	$192.6	$409.3
Adjustment for deferred income taxes	0.8	(233.5)	(0.1)	(246.4)
Cash paid for direct lease acquisition costs	(9.4)	(8.1)	(26.5)	(24.3)
Maintenance capital expenditures	(7.4)	(5.1)	(20.5)	(15.4)
Restructuring charges - severance, net of tax	—	2.4	2.0	2.4
Acquisition costs, net of tax(c)	—	1.3	—	1.3
Other depreciation	2.3	1.9	6.4	5.7
Other amortization	5.8	3.3	17.5	10.9
Stock-based compensation	3.7	6.2	11.7	10.9
Non-cash effect of straight-line rent	0.4	(0.2)	0.7	(0.7)
Accretion expense	0.7	0.6	1.9	1.7
Amortization of deferred financing costs	1.5	8.8	4.4	10.7
AFFO	69.2	70.2	190.1	166.1
Incremental stand-alone costs, net of tax(a)	—	(0.9)	—	(5.4)
Adjustment to Interest expense, net of tax(b)	—	7.6	—	1.4
Incremental amortization of deferred financing costs	—	(7.6)	—	(7.2)
REIT tax adjustment(d)	—	5.3	—	40.8
AFFO on a REIT-comparable basis	$69.2	$74.6	$190.1	$195.7

AFFO per weighted average shares outstanding:
Basic	$0.50	$0.59	$1.38	$1.48
Diluted	$0.50	$0.58	$1.38	$1.48

AFFO on a REIT-comparable basis, per adjusted weighted average share(e):
Basic	$0.50	$0.55	$1.38	$1.43
Diluted	$0.50	$0.54	$1.38	$1.43

Adjusted weighted average shares(e):
Basic	137.5	136.5	137.3	136.5
Diluted	137.9	137.2	137.8	137.0

Weighted average shares outstanding:
Basic	137.5	120.0	137.3	112.3
Diluted	137.9	120.7	137.8	112.8

(a)	Adjustment to reflect incremental costs to operate as a stand-alone company at the same level as 2015.

(b)	Adjustment to reflect Interest expense, net of tax, at the same level as 2015.

(c)	Adjustment to reflect costs related to the Acquisition.

(d)	Adjustment to reflect tax balances as if we had been operating as a REIT throughout both years.

(e)
Adjusted weighted average shares includes the 23,000,000 shares issued on April 2, 2014, in connection with the IPO, the 97,000,000 shares outstanding after our stock split(f) and the 16,536,001 shares issued in connection with the E&P Purge for basic EPS. Adjusted weighted average shares for diluted EPS also includes dilutive potential shares from grants of RSUs, PRSUs and stock options.

(f)
On March 14, 2014, our board of directors declared a 970,000 to 1 stock split. As a result of the stock split, the 100 shares of our common stock then outstanding were converted into 97,000,000 shares of our common stock. The effects of the stock split have been applied retroactively to all reported periods for EPS purposes.

FFO in the three months ended September 30, 2015, of $70.8 million decreased 76% compared to the same prior-year period, primarily due to the reversal in the three months ended September 30, 2014, of $232.3 million of deferred income taxes due to our change in tax status to that of a REIT and higher interest costs and incremental stand-alone costs, net of tax, of $0.9 million in the three months ended September 30, 2015, partially offset by Restructuring charges in the three months ended September 30, 2014, and the impact of the Acquisition. AFFO in the three months ended September 30, 2015, was $69.2 million, a decrease of 1% compared to the same prior-year period. On a REIT-comparable basis, FFO decreased 9% and AFFO decreased 7% in the three months ended September 30, 2015, compared to the same prior-year period. AFFO on a REIT-comparable basis per adjusted weighted average share was $0.50 per share for basic and diluted EPS in the three months ended September 30, 2015. AFFO on a REIT-comparable basis per adjusted weighted average share was $0.55 for basic EPS and $0.54 for diluted EPS in the three months ended September 30, 2014. The decreases in FFO and FFO per adjusted weighted average share, on a REIT-comparable basis, for the three months ended September 30, 2015, compared to the same prior-year period, were primarily due to higher interest costs associated with the Acquisition, increased strategic business development and higher legal expenses, the majority of which are expected to be non-recurring, partially offset by the impact of the Acquisition. The decreases in AFFO and AFFO per adjusted weighted average share for the three months ended September 30, 2015, on a REIT-comparable basis, compared to the same prior-year period, were primarily due to higher interest costs associated with the Acquisition, increased strategic business development expenses, higher legal expenses, the majority of which are expected to be non-recurring, and higher maintenance capital expenditures, partially offset by the impact of the Acquisition.

FFO in the nine months ended September 30, 2015, of $192.6 million decreased 53% compared to the same prior-year period, primarily due to the reversal in the nine months ended September 30, 2014, of $232.3 million of deferred income taxes due to our change in tax status to that of a REIT, higher interest costs and incremental stand-alone costs, net of tax, of $5.4 million in the three months ended September 30, 2015. AFFO in the nine months ended September 30, 2015, was $190.1 million, an increase of 14% compared to the same prior-year period. On a REIT-comparable basis, FFO decreased 5% and AFFO decreased 3% in the nine months ended September 30, 2015, compared to the same prior-year period. AFFO on a REIT-comparable basis per adjusted weighted average share was $1.38 per share for basic and diluted EPS in the nine months ended September 30, 2015. AFFO on a REIT-comparable basis per adjusted weighted average share was $1.43 for basic and diluted EPS in the nine months ended September 30, 2014. The decrease in FFO and FFO per adjusted weighted average share, on a REIT-comparable basis, for the nine months ended September 30, 2015, compared to the same prior-year period, was primarily due to higher interest costs associated with the Acquisition and increased strategic business development expenses, partially offset by the impact of the Acquisition. AFFO and AFFO per adjusted weighted average share for the nine months ended September 30, 2015, on a REIT-comparable basis, decreased compared to the same prior-year period, due primarily to higher interest costs associated with the Acquisition, increased strategic business development expenses, higher legal expenses, the majority of which are expected to be non-recurring, and higher maintenance capital expenditures, partially offset by the impact of the Acquisition.

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

				(in constant dollars)(b)					(in constant dollars)(b)
				Three					Nine
				Months					Months
				Ended					Ended
(in millions, except	Three Months Ended September 30,		%	September 30,	%	Nine Months Ended September 30,		%	September 30,	%
percentages)	2015	2014	Change	2014	Change	2015	2014	Change	2014	Change
Revenues:
Billboard	$278.3	$239.7	16%	$233.3	19%	$805.3	$689.0	17%	$674.4	19%
Transit and other	108.4	96.8	12	95.9	13	310.0	269.8	15	267.6	16
Total revenues	$386.7	$336.5	15	$329.2	17	$1,115.3	$958.8	16	$942.0	18

Organic revenues(a):
Billboard	$232.2	$231.8	—	$231.8	—	$671.3	$669.8	—	$669.8	—
Transit and other	103.6	95.8	8	95.8	8	295.7	266.2	11	266.2	11
Total organic revenues(a)	335.8	327.6	3	327.6	3	967.0	936.0	3	936.0	3
Non-organic revenues:
Billboard	46.1	7.9	*	1.5	*	134.0	19.2	*	4.6	*
Transit and other	4.8	1.0	*	0.1	*	14.3	3.6	*	1.4	*
Total non-organic revenues	50.9	8.9	*	1.6	*	148.3	22.8	*	6.0	*
Total revenues	$386.7	$336.5	15	$329.2	17	$1,115.3	$958.8	16	$942.0	18

*	Calculation is not meaningful.

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

Total revenues increased $50.2 million, or 15%, and organic revenues increased $8.2 million, or 3%, in the three months ended September 30, 2015, compared to the same prior-year period. In constant dollars, revenues increased $57.5 million, or 17%, and organic revenues increased $8.2 million, or 3%, for the three months ended September 30, 2015, compared to the same prior-year period. Total revenues increased $156.5 million, or 16%, and organic revenues increased $31.0 million, or 3%, in the nine months ended September 30, 2015, compared to the same prior-year period. In constant dollars, revenues increased $173.3 million, or 18%, and organic revenues increased $31.0 million, or 3%, for the nine months ended September 30, 2015, compared to the same prior-year period.

Non-organic revenues primarily reflects the Acquisition ($50.3 million in the three months ended September 30, 2015 and $145.3 million in the nine months ended September 30, 2015), the discontinuation of a business line in April 2014 ($0.1 million in the three months ended September 30, 2014, and $1.4 million in the nine months ended September 30, 2014) and other acquisitions and dispositions.

Total billboard revenues increased $38.6 million, or 16%, in the three months ended September 30, 2015, compared to the same prior-year period, principally driven by the impact of the Acquisition, the conversion of traditional static billboard displays to digital billboard displays, partially offset by a decline in average revenue per display (yield) and foreign currency exchange losses of $6.4 million. In constant dollars, billboard revenues increased $45.0 million, or 19%. Total billboard revenues increased $116.3 million, or 17%, in the nine months ended September 30, 2015, compared to the same prior-year period, principally driven by the impact of the Acquisition, the conversion of traditional static billboard displays to digital billboard displays and an increase in production and installation revenues, partially offset by a decline in average revenue per display

(yield) and foreign currency exchange losses of $14.6 million. In constant dollars, billboard revenues increased $130.9 million, or 19%.

Total transit and other revenues increased $11.6 million, or 12%, in the three months ended September 30, 2015, compared to the same prior-year period, driven by the impact of the Acquisition, stronger U.S. market conditions in local and national advertising and year over year growth in the food/non-alcoholic beverages, telecom/utilities and computers/internet industries, partially offset by a year over year decrease from the beer/liquor and education industries. Total transit and other revenues increased $40.2 million, or 15%, in the nine months ended September 30, 2015, compared to the same prior-year period, driven by the impact of the Acquisition, stronger market conditions in local and national advertising and year over year growth in the food/non-alcoholic beverages, telecom/utilities and real estate industries, partially offset by a year over year decrease from the beer/liquor and television industries.

Expenses

	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
(in millions, except percentages)	2015	2014	Change	2015	2014	Change
Expenses:
Operating	$209.3	$177.2	18%	$614.5	$512.3	20%
Selling, general and administrative	67.2	55.1	22	192.5	161.1	19
Restructuring charges	—	6.2	*	2.6	6.2	(58)
Acquisition costs	—	1.4	*	—	1.4	*
Net (gain) loss on dispositions	—	(0.5)	*	0.6	(1.4)	(143)
Depreciation	28.4	26.7	6	85.1	79.3	7
Amortization	29.1	22.8	28	86.1	67.3	28
Total expenses	$334.0	$288.9	16	$981.4	$826.2	19

*	Calculation is not meaningful.

Operating Expenses

	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
(in millions, except percentages)	2015	2014	Change	2015	2014	Change
Operating expenses:
Billboard property lease	$94.2	$68.3	38%	$276.7	$200.4	38%
Transit franchise	56.5	52.7	7	163.5	143.8	14
Posting, maintenance and other	58.6	56.2	4	174.3	168.1	4
Total operating expenses	$209.3	$177.2	18	$614.5	$512.3	20

Billboard property lease expenses represented 34% of billboard revenues in the three months ended September 30, 2015, and 28% in the same prior-year period. Transit franchise expenses represented 61% of transit revenues in the three months ended September 30, 2015 and 63% in the same prior-year period. Billboard property lease and transit franchise expenses increased by $29.7 million in the three months ended September 30, 2015, compared to the same prior-year period. The increase in billboard property lease expenses in the three months ended September 30, 2015, was primarily due to the impact of the Acquisition. The increase in transit franchise expenses in the three months ended September 30, 2015, was primarily due to the increase in transit revenues. Billboard property lease expenses represented 34% of billboard revenues in the nine months ended September 30, 2015, and 29% in the same prior-year period. Transit franchise expenses represented 63% of transit revenues in the nine months ended September 30, 2015, and 64% in the same prior-year period. Billboard property lease and transit franchise expenses increased by $96.0 million in the nine months ended September 30, 2015, compared to the same prior-year period. The increase in billboard property lease expenses in the nine months ended September 30, 2015, was primarily due to the impact of the Acquisition. The increase in transit franchise expenses in the nine months ended September 30, 2015, was primarily due to the increase in transit revenues.

Posting, maintenance and other expenses as a percentage of Revenues were 15% in the three months ended September 30, 2015, and 17% in the same prior-year period. Posting, maintenance and other expenses increased $2.4 million, or 4%, in the three months ended September 30, 2015, compared to the same prior-year period, principally due to the impact of the Acquisition and higher production and installation costs, which are typically billed to the advertiser and recorded as Revenues, partially offset by a decrease in taxes, posting and materials expenses, and the impact of foreign currency exchange rates. Posting, maintenance and other expenses as a percentage of Revenues were 16% in the nine months ended September 30, 2015, and 18% in the same prior-year period. Posting, maintenance and other expenses increased $6.2 million, or 4%, in the nine months ended September 30, 2015, compared to the same prior-year period, principally due to the impact of the Acquisition and higher production and installation costs, which are typically billed to the advertiser and recorded as Revenues, partially offset by a decrease in taxes, posting, materials and utilities expenses, and the impact of foreign currency exchange rates.

Selling, General and Administrative Expenses (“SG&A”)

SG&A expenses represented 17% of Revenues in the three months ended September 30, 2015 and 16% in the same prior-year period. SG&A expenses increased $12.1 million, or 22%, in the three months ended September 30, 2015, compared to the same prior-year period, primarily due to the impact of the Acquisition, higher legal expenses of $3.2 million, the majority of which are expected to be non-recurring, increased strategic business development expenses of $1.9 million and incremental stand-alone costs of $1.0 million. SG&A expenses represented 17% of Revenues in the nine months ended September 30, 2015 and 17% in the same prior-year period. SG&A expenses increased $31.4 million, or 19%, in the nine months ended September 30, 2015, compared to the same prior-year period, primarily due to the impact of the Acquisition, incremental stand-alone costs of $6.0 million, increased strategic business development expenses of $6.6 million and higher legal expenses of $4.4 million, the majority of which are expected to be non-recurring.

Depreciation

Depreciation increased $1.7 million, or 6%, in the three months ended September 30, 2015, compared to the same prior-year period, due primarily to the impact of the Acquisition and higher depreciation associated with the increased number of digital billboards. Depreciation increased $5.8 million, or 7%, in the nine months ended September 30, 2015, compared to the same prior-year period, due primarily to the impact of the Acquisition and higher depreciation associated with the increased number of digital billboards.

Amortization

Amortization increased $6.3 million, or 28% in the three months ended September 30, 2015, compared to the same prior-year period, principally driven by amortization related to the intangible assets associated with the Acquisition. Amortization expense includes the amortization of direct lease acquisition costs of $9.4 million in the three months ended September 30, 2015, and $8.8 million in the same prior-year period. Capitalized direct lease acquisition costs were $9.4 million in the three months ended September 30, 2015, and $8.7 million in the same prior-year period. Amortization increased $18.8 million, or 28% in the nine months ended September 30, 2015, compared to the same prior-year period, principally driven by amortization related to the intangible assets associated with the Acquisition. Amortization expense includes the amortization of direct lease acquisition costs of $26.1 million in the nine months ended September 30, 2015, and $24.2 million in the same prior-year period. Capitalized direct lease acquisition costs were $26.3 million in the nine months ended September 30, 2015, and $24.4 million in the same prior-year period.

Interest Expense

Interest expense, net, was $28.9 million (including $1.5 million of deferred financing costs) in the three months ended September 30, 2015, and $26.3 million (including $8.8 million of deferred financing costs) in the same prior-year period. Interest expense, net, was $85.6 million (including $4.4 million of deferred financing costs) in the nine months ended September 30, 2015, and $57.3 million (including $10.7 million of deferred financing costs, of which $7.6 million is related to an unused lender commitment to provide a senior unsecured bridge term loan facility associated with the Acquisition) in the same prior-year period. We incurred $1.6 billion of indebtedness on January 31, 2014, $600.0 million of indebtedness on October 1, 2014 and $100.0 million of indebtedness on March 30, 2015 (see the “Liquidity and Capital Resources” section of this MD&A).

Benefit (Provision) for Income Taxes

The provision for income taxes was $3.9 million in the three months ended September 30, 2015, compared to a benefit for income taxes of $226.4 million for the same prior year period. The provision for income taxes was $7.0 million in the nine months ended September 30, 2015, compared to a benefit for income taxes of $202.9 million for the same prior-year period. The benefit for income taxes in the three and nine months ended September 30, 2014, includes the reversal of $232.3 million, representing substantially all Deferred income tax liabilities, net, as of September 30, 2014, as a result of our REIT conversion in the third quarter of 2014.

Net income

Net income in the three months ended September 30, 2015, decreased 91% compared to the same prior-year period, primarily due to the write-off of deferred taxes in the third quarter of 2014 in connection with our conversion to a REIT, the impact of the Acquisition on Revenues, Total expenses and Interest expense, net, and increased stand-alone costs, strategic business development expenses and legal expenses, the majority of which are expected to be non-recurring, partially offset by a lower provision for income taxes as a result of our REIT conversion. Net income decreased by $234.6 million, or 84%, in the nine months ended September 30, 2015, compared to the same prior-year period, primarily due to the write-off of deferred taxes in the third quarter of 2014 in connection with our conversion to a REIT, the impact of the Acquisition on Revenues, Total expenses and Interest expense, net, increased stand-alone costs, strategic business development expenses and legal expenses, the majority of which are expected to be non-recurring, and increased interest expenses related to the Term Loan and the issuance of $800.0 million of senior unsecured notes on January 31, 2014, partially offset by a lower provision for income taxes as a result of our REIT conversion.

Segment Results of Operations

We present Adjusted OIBDA as the primary measure of profit and loss for our operating segments in accordance with Financial Accounting Standards Board guidance for segment reporting. (See the “Key Performance Indicators” section of this MD&A.)

The following table presents our Revenues, Adjusted OIBDA, Operating income (loss) and Depreciation and Amortization by segment, in the three and nine months ended September 30, 2015 and 2014.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2015	2014	2015	2014
Revenues:
United States	$353.9	$296.3	$1,013.9	$842.4
International	32.8	40.2	101.4	116.4
Total revenues	386.7	336.5	1,115.3	958.8
Foreign currency exchange impact	—	(7.3)	—	(16.8)
Constant dollar revenues(a)	$386.7	$329.2	$1,115.3	$942.0

Operating income	$52.7	$47.6	$133.9	$132.6
Restructuring charges(b)	—	6.2	2.6	6.2
Acquisition costs(c)	—	1.4	—	1.4
Net (gain) loss on dispositions	—	(0.5)	0.6	(1.4)
Depreciation	28.4	26.7	85.1	79.3
Amortization	29.1	22.8	86.1	67.3
Stock-based compensation(c)	3.7	2.7	11.7	7.4
Adjusted OIBDA	$113.9	$106.9	$320.0	$292.8

Adjusted OIBDA:
United States	$121.6	$106.3	$337.0	$293.0
International	3.9	6.3	11.5	16.9
Corporate	(11.6)	(5.7)	(28.5)	(17.1)
Total Adjusted OIBDA	$113.9	$106.9	$320.0	$292.8

Operating income (loss):
United States	$69.9	$64.3	$180.9	$168.5
International	(1.9)	(0.7)	(6.8)	(3.8)
Corporate	(15.3)	(16.0)	(40.2)	(32.1)
Total operating income	$52.7	$47.6	$133.9	$132.6

(a)	Revenues on a constant dollar basis are calculated as reported revenues excluding the impact of foreign currency exchange rates between periods.

(b)	Restructuring charges for the three and nine months ended September 30, 2014, included stock-based compensation expense of $3.5 million.

(c)	Stock-based compensation and costs related to the Acquisition are classified as Corporate expenses.

United States

	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
(in millions, except percentages)	2015	2014	Change	2015	2014	Change
Revenues:
Billboard	$250.3	$205.1	22%	$718.3	$589.2	22%
Transit and other	103.6	91.2	14	295.6	253.2	17
Total revenues	$353.9	$296.3	19	$1,013.9	$842.4	20

Organic revenues(a):
Billboard	$204.2	$203.6	—	$584.3	$584.6	—
Transit and other	98.8	91.1	8	281.3	251.8	12
Total organic revenues	303.0	294.7	3	865.6	836.4	3
Non-organic revenues:
Billboard	46.1	1.5	*	134.0	4.6	*
Transit and other	4.8	0.1	*	14.3	1.4	*
Total non-organic revenues	50.9	1.6	*	148.3	6.0	*
Total revenues	353.9	296.3	19	1,013.9	842.4	20
Operating expenses	(187.4)	(151.1)	24	(546.5)	(435.8)	25
SG&A expenses	(44.9)	(38.9)	15	(130.4)	(113.6)	15
Adjusted OIBDA	$121.6	$106.3	14	$337.0	$293.0	15

Operating income	$69.9	$64.3	9	$180.9	$168.5	7
Restructuring charges	—	—	*	2.6	—	*
Net (gain) loss on dispositions	—	(0.5)	(100)	0.5	(1.3)	(138)
Depreciation and amortization	51.7	42.5	22	153.0	125.8	22
Adjusted OIBDA	$121.6	$106.3	14	$337.0	$293.0	15

*	Calculation is not meaningful.

(a)	Organic revenues are adjusted to exclude revenues associated with significant acquisitions and divestitures, and revenues associated with business lines we no longer operate (“non-organic revenues”).

Total U.S. revenues increased $57.6 million, or 19%, and U.S. organic revenues increased $8.3 million, or 3%, in the three months ended September 30, 2015, compared to the same prior-year period. Total U.S. revenues increased $171.5 million, or 20%, and U.S. organic revenues increased $29.2 million, or 3%, in the nine months ended September 30, 2015, compared to the same prior-year period. Non-organic revenues primarily reflect the Acquisition in 2014, the discontinuation of a business line in April 2014 and other acquisitions and dispositions.

Total U.S. revenue growth in the three months ended September 30, 2015, was led by increases in the computers/internet, movies and food/non-alcoholic beverages categories, reflecting the impact of the Acquisition ($50.3 million), strong local and national revenues in transit, and growth attributable to the conversion of traditional static billboard displays to digital billboard displays, partially offset by a decline in average revenue per display (yield) in billboards. Total U.S. revenue growth in the nine months ended September 30, 2015, was led by increases in the computers/internet, movies and retail categories, reflecting the impact of the Acquisition ($145.3 million), strong local and national revenues in transit, and growth attributable to the conversion of traditional static billboard displays to digital billboard displays, partially offset by a decline in average revenue per display (yield) in billboards. In the three months ended September 30, 2015, we generated approximately 48% of our U.S. revenues from national advertising campaigns compared to approximately 42% in the three months ended September 30, 2014. In the nine months ended September 30, 2015, we generated approximately 46% of our U.S. revenues from national advertising campaigns compared to approximately 39% in the nine months ended September 30, 2014. The increases in revenues from local and national advertising campaigns in each of the three and nine months ended September 30, 2015, compared to the same prior-year periods are primarily due to the impact of the Acquisition.

Revenues from U.S. billboards increased $45.2 million, or 22%, in the three months ended September 30, 2015, compared to the same prior-year period, reflecting the impact of the Acquisition and the conversion of traditional static billboard displays to digital billboard displays, partially offset by a decline in average revenue per display (yield). Revenues from U.S. billboards increased $129.1 million, or 22%, in the nine months ended September 30, 2015, compared to the same prior-year period, reflecting the impact of the Acquisition, the conversion of traditional static billboard displays to digital billboard displays and an increase in production and installation revenues, partially offset by a decline in average revenue per display (yield).

Organic revenues from U.S. billboards increased $0.6 million in the three months ended September 30, 2015, compared to the same prior-year period, primarily due to the conversion of traditional static billboard displays to digital billboard displays, partially offset by a decline in average revenue per display (yield). Organic revenues from U.S. billboards decreased $0.3 million in the nine months ended September 30, 2015, compared to the same prior-year period, primarily due to decline in average revenue per display (yield), partially offset by the conversion of traditional static billboard displays to digital billboard displays and production and installation revenues. Sales performance in the three and nine months ended September 30, 2015, compared to the same prior-year periods was negatively impacted by proactive organizational changes in certain markets.

Transit and other revenues in the U.S. increased $12.4 million, or 14%, in the three months ended September 30, 2015, compared to the same prior-year period, reflecting the impact of the Acquisition and stronger market conditions in local and national advertising for transit. The third quarter of 2015 also saw higher revenues from the food/non-alcoholic beverages, telecom/utilities and computers/internet industries, partially offset by lower revenues in 2015 from the beer/liquor and education industries. Transit and other revenues in the U.S. increased $42.4 million, or 17%, in the nine months ended September 30, 2015, compared to the same prior-year period, reflecting the impact of the Acquisition and stronger market conditions in local and national advertising for transit. The first nine months of 2015 also saw higher revenues from the food/non-alcoholic beverages, telecom/utilities and real estate industries, partially offset by lower revenues in 2015 from the beer/liquor and television industries.

Organic revenues from U.S. transit and other increased $7.7 million, or 8%, in the three months ended September 30, 2015, compared to the same prior-year period. Organic revenues from U.S. transit and other increased $29.5 million, or 12%, in the nine months ended September 30, 2015, compared to the same prior-year period. These increases were driven by increased advertiser demand for transit displays as reflected by an increase in average revenue per display (yield).

U.S. operating and SG&A expenses increased $36.3 million and $6.0 million, or 24% and 15%, respectively, in the three months ended September 30, 2015, compared to the same prior-year period, primarily due to the impact of the Acquisition, higher transit franchise expenses due to the increase in transit revenues compared to the corresponding prior-year period, increased compensation-related expenses and increased strategic business development expenses. U.S. operating and SG&A expenses increased $110.7 million and $16.8 million, or 25% and 15%, respectively, in the nine months ended September 30, 2015, compared to the same prior-year period, primarily due to the impact of the Acquisition, higher transit franchise expenses due to the increase in transit revenues compared to the corresponding prior-year period, incremental stand-alone costs, increased compensation-related expenses and increased strategic business development expenses.

U.S. Adjusted OIBDA increased $15.3 million, or 14%, in the three months ended September 30, 2015, compared to the same prior-year period, primarily due to the impact of the Acquisition. Adjusted OIBDA margin decreased to 34% in the three months ended September 30, 2015, from 36% in the same prior-year period. U.S. Adjusted OIBDA increased $44.0 million, or 15%, in the nine months ended September 30, 2015, compared to the same prior-year period, primarily due to the impact of the Acquisition. Adjusted OIBDA margin decreased to 33% in the nine months ended September 30, 2015, from 35% in the same prior-year period.

International

				(in constant dollars)(b)					(in constant dollars)(b)
				Three					Nine
				Months					Months
				Ended					Ended
(in millions, except	Three Months Ended September 30,		%	September 30,	%	Nine Months Ended September 30,		%	September 30,	%
percentages)	2015	2014	Change	2014	Change	2015	2014	Change	2014	Change
Revenues:
Billboard	$28.0	$34.6	(19)%	$28.2	(1)%	$87.0	$99.8	(13)%	$85.2	2%
Transit and other	4.8	5.6	(14)	4.7	2	14.4	16.6	(13)	14.4	—
Total revenues	$32.8	$40.2	(18)	$32.9	—	$101.4	$116.4	(13)	$99.6	2

Organic revenues(a):
Billboard	$28.0	$28.2	(1)	$28.2	(1)	$87.0	$85.2	2	$85.2	2
Transit and other	4.8	4.7	2	4.7	2	14.4	14.4	—	14.4	—
Total organic revenues	32.8	32.9	—	32.9	—	101.4	99.6	2	99.6	2
Non-organic revenues:
Billboard	$—	$6.4	*	$—	*	—	14.6	*	—	*
Transit and other	—	0.9	*	—	*	—	2.2	*	—	*
Total non-organic revenues	—	7.3	*	—	*	—	16.8	*	—	*
Total revenues	$32.8	$40.2	(18)	$32.9	—	$101.4	$116.4	(13)	$99.6	2

Canada	$17.9	$21.6	(17)	$18.1	(1)	$54.9	$62.6	(12)	$54.4	1
Latin America	14.9	18.6	(20)	14.8	1	46.5	53.8	(14)	45.2	3
Total revenues	32.8	40.2	(18)	32.9	—	101.4	116.4	(13)	99.6	2
Operating expenses	(21.9)	(26.1)	(16)	(21.5)	2	(68.0)	(76.5)	(11)	(65.6)	4
SG&A expenses	(7.0)	(7.8)	(10)	(6.4)	9	(21.9)	(23.0)	(5)	(19.7)	11
Adjusted OIBDA	$3.9	$6.3	(38)	$5.0	(22)	$11.5	$16.9	(32)	$14.3	(20)

Operating income (loss)	$(1.9)	$(0.7)	171			$(6.8)	$(3.8)	79
Net (gain) loss on dispositions	—	—	*			0.1	(0.1)	*
Depreciation and amortization	5.8	7.0	(17)			18.2	20.8	(13)
Adjusted OIBDA	$3.9	$6.3	(38)			$11.5	$16.9	(32)

*	Calculation is not meaningful.

(a)
Organic revenues exclude revenues associated with significant acquisitions and divestitures, revenues associated with business lines we no longer operate, and the impact of foreign currency exchange rates (“non-organic revenues”).

(b)	Revenues on a constant dollar basis are calculated as reported revenues excluding the impact of foreign currency exchange rates between periods.

Total International revenues decreased $7.4 million, or 18%, in the three months ended September 30, 2015, compared to the same prior-year period, reflecting the negative impact of foreign currency exchange rates. In constant dollars, total International revenues were essentially flat. Total International revenues decreased $15.0 million, or 13%, in the nine months ended

September 30, 2015, compared to the same prior-year period, reflecting the negative impact of foreign currency exchange rates. In constant dollars, total International revenues increased 2%, driven by an increase in Latin America of 3% and Canada of 1%.

International operating expenses decreased $4.2 million, or 16%, in the three months ended September 30, 2015, compared to the same prior-year period, driven by the impact of foreign currency exchange rates, partially offset by an increase in billboard property and transit franchise lease costs in Canada and Latin America. International SG&A expenses decreased $0.8 million, or 10%, in the three months ended September 30, 2015, compared to the prior-year period, primarily driven by the impact of foreign exchange rates, partially offset by higher compensation-related expenses and commissions. International operating expenses decreased $8.5 million, or 11%, in the nine months ended September 30, 2015, compared to the same prior-year period, driven by the impact of foreign currency exchange rates, partially offset by an increase in billboard property and transit franchise lease costs in Latin America. International SG&A expenses decreased $1.1 million, or 5%, in the nine months ended September 30, 2015, compared to the prior-year period, primarily driven by the impact of foreign exchange, partially offset by higher compensation-related expenses and commissions.

International Adjusted OIBDA decreased $2.4 million, or 38%, in the three months ended September 30, 2015, compared to the same prior-year period, driven by higher expenses. In constant dollars, International Adjusted OIBDA decreased $1.1 million in the three months ended September 30, 2015, or 22%, compared to the same prior-year period. International Adjusted OIBDA decreased $5.4 million, or 32%, in the nine months ended September 30, 2015, compared to the same prior-year period, driven by higher expenses. In constant dollars, International Adjusted OIBDA decreased $2.8 million in the nine months ended September 30, 2015, or 20%, compared to the same prior-year period.

Corporate

Corporate expenses primarily include expenses associated with employees who provide centralized services. Corporate expenses, excluding stock-based compensation, were $11.6 million in the three months ended September 30, 2015 and $5.7 million in the same prior-year period, primarily reflecting higher legal expenses of $3.2 million, the majority of which are expected to be non-recurring, increased strategic business development expenses of $0.6 million and incremental stand-alone costs of $1.4 million. Corporate expenses, excluding stock-based compensation, were $28.5 million in the nine months ended September 30, 2015 and $17.1 million in the same prior-year period, primarily reflecting incremental stand-alone costs of $5.8 million and increased strategic business development expenses of $4.1 million, and higher legal expenses of $4.4 million, the majority of which are expected to be non-recurring.

Liquidity and Capital Resources

	As of
(in millions, except percentages)	September 30, 2015	December 31, 2014	% Change
Assets:
Cash and cash equivalents	$106.4	$28.5	*%
Receivables, less allowance ($12.9 in 2015 and $14.2 in 2014)	227.1	217.5	4
Deferred income tax assets, net	1.5	2.3	(35)
Prepaid lease and transit franchise costs	81.5	68.2	20
Other prepaid expenses	32.3	26.1	24
Other current assets	14.5	12.7	14
Total current assets	463.3	355.3	30
Liabilities:
Accounts payable	71.2	75.2	(5)
Accrued compensation	37.4	34.6	8
Accrued interest	27.4	18.0	52
Accrued lease costs	23.2	34.4	(33)
Other accrued expenses	45.2	47.4	(5)
Deferred revenues	26.4	18.6	42
Other current liabilities	22.5	27.0	(17)
Total current liabilities	253.3	255.2	(1)
Working capital	$210.0	$100.1	110

*	Calculation is not meaningful.

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

In addition, as part of our growth strategy, we frequently evaluate strategic opportunities to acquire new businesses, assets or digital technology. Consistent with this strategy, we regularly evaluate potential acquisitions, ranging from small transactions to larger acquisitions, which transactions could be funded through cash on hand, additional borrowings, equity or other securities, or some combination thereof.

Our long-term cash needs include principal payments on outstanding indebtedness. Funding for long-term cash needs will come from our cash on hand, operating cash flows, our ability to issue debt and equity securities, and borrowing capacity under our Revolving Credit Facility.

As of September 30, 2015, we had indebtedness of $2.3 billion.

On October 28, 2015, we announced that our board of directors approved a quarterly cash dividend of $0.34 per share on our common stock, payable on December 31, 2015, to stockholders of record at the close of business on December 10, 2015.

Debt

Long-term debt consists of the following:

	As of
(in millions, except percentages)	September 30, 2015	December 31, 2014
Term loan, due 2021	$798.5	$798.3

Senior unsecured notes:
5.250% senior unsecured notes, due 2022	549.3	549.3
5.625% senior unsecured notes, due 2024	503.5	400.0
5.875% senior unsecured notes, due 2025	450.0	450.0
Total senior unsecured notes	1,502.8	1,399.3

Other	0.4	0.7
Total long-term debt	$2,301.7	$2,198.3

Weighted average cost of debt	4.7%	4.6%

	Payments Due by Period
(in millions)	Total	2015	2016-2017	2018-2019	2020 and thereafter
Long-term debt	$2,300.6	$0.2	$0.4	$—	$2,300.0
Interest	895.6	106.6	215.6	215.6	357.8
Total	$3,196.2	$106.8	$216.0	$215.6	$2,657.8

Term Loan

The interest rate on the Term Loan was 3.0% per annum as of September 30, 2015. As of September 30, 2015, a discount of $1.5 million on the Term Loan remains unamortized. The discount is being amortized through Interest expense, net, on the Consolidated Statement of Operations.

On October 30, 2015, we made a payment of $50.0 million on the Term Loan.

Senior Unsecured Notes

As of September 30, 2015, a discount of $0.7 million on $150.0 million of the 5.250% Senior Unsecured Notes due 2022, remains unamortized. The discount is being amortized through Interest expense on the Consolidated Statement of Operations.

On March 30, 2015, two of our wholly owned subsidiaries, Outfront Media Capital LLC (“Capital LLC”) and Outfront Media Capital Corporation (“Finance Corp,” and together with Capital LLC, the “Borrowers”), issued an additional $100.0 million aggregate principal amount of 5.625% Senior Unsecured Notes due 2024 (the “New 2024 Senior Notes”) in a private placement. The New 2024 Senior Notes are of the same class and series as, and otherwise identical to, the 5.625% Senior Unsecured Notes due 2024 that were previously issued by the Borrowers on January 31, 2014. Interest on the New 2024 Senior Notes is payable on May 15 and November 15 of each year, beginning on May 15, 2015 and deemed to have accrued from November 15, 2014. As of September 30, 2015, a premium of $3.5 million on the New 2024 Senior Notes remains unamortized. The premium is being amortized through Interest expense, net, on the Consolidated Statement of Operations over the life of the New 2024 Senior Notes.

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

Revolving Credit Facility

As of September 30, 2015, there were no outstanding borrowings under the Revolving Credit Facility.

The commitment fee based on the amount of unused commitments under the Revolving Credit Facility was $0.5 million in each of the three months ended September 30, 2015 and 2014, and $1.4 million in each of the nine months ended September 30, 2015 and 2014. As of September 30, 2015, we had issued letters of credit totaling approximately $31.1 million against the Revolving Credit Facility.

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

The terms of the Credit Agreement require that, as long as any commitments remain outstanding under the Revolving Credit Facility, we maintain a Consolidated Net Secured Leverage Ratio, which is the ratio of (i) our consolidated secured debt (less up to $150.0 million of unrestricted cash) to (ii) our Consolidated EBITDA (as defined in the Credit Agreement) for the trailing four consecutive quarters, of no greater than 4.0 to 1.0. As of September 30, 2015, our Consolidated Net Secured Leverage Ratio was 1.5 to 1.0. The Credit Agreement also requires that, in connection with the incurrence of certain indebtedness, we maintain a Consolidated Total Leverage Ratio, which is the ratio of our consolidated total debt to our Consolidated EBITDA for the trailing four consecutive quarters, of no greater than 6.0 to 1.0. As of September 30, 2015, our Consolidated Total Leverage Ratio was 5.1 to 1.0. As of September 30, 2015, we are in compliance with our debt covenants.

Letter of Credit Facility

As of September 30, 2015, we issued letters of credit totaling approximately $67.6 million under our $80.0 million letter of credit facility. The fee under the letter of credit facility was immaterial in each of the three months ended September 30, 2015 and 2014, and each of the nine months ended September 30, 2015 and 2014.

Deferred Financing Costs

As of September 30, 2015, we had deferred $34.7 million in fees and expenses associated with the Term Loan, Revolving Credit Facility, letter of credit facility and our senior unsecured notes. We are amortizing the deferred fees through Interest expense on the Consolidated Statement of Operations over the respective terms of the Term Loan, Revolving Credit Facility, letter of credit facility and our senior unsecured notes.

Cash Flows

The following table sets forth our cash flows in the nine months ended September 30, 2015 and 2014.

	Nine Months Ended
	September 30,		%
(in millions, except percentages)	2015	2014	Change
Cash provided by operating activities	$176.4	$184.5	(4)%
Cash used for investing activities	(45.3)	(41.3)	10
Cash provided by (used for) financing activities	(50.8)	100.4	(151)
Effect of exchange rate changes on cash and cash equivalents	(2.4)	(1.2)	100
Net increase to cash and cash equivalents	$77.9	$242.4	(68)

Cash provided by operating activities decreased $8.1 million in the nine months ended September 30, 2015, compared to the same prior-year period, principally as a result of an increased use of working capital, driven by an increase in accounts receivables as of September 30, 2015, due to a higher percentage of national sales, which have a longer collection period, and a decrease in accrued rent and lower net income, partially offset by lower cash paid for income taxes as a result of our REIT conversion and the impact of the Acquisition.

Cash used for investing activities increased $4.0 million in the nine months ended September 30, 2015, compared to the same prior-year period. In the nine months ended September 30, 2015, we incurred $43.0 million in capital expenditures, completed several small acquisitions for $11.1 million and received $8.8 million in net proceeds from dispositions primarily related to the disposition of substantially all of our assets in Puerto Rico. In the nine months ended September 30, 2014, we incurred $43.6 million in capital expenditures and received proceeds from dispositions of $2.3 million.

The following table presents our capital expenditures in the nine months ended September 30, 2015 and 2014.

	Nine Months Ended
	September 30,		%
(in millions, except percentages)	2015	2014	Change
Growth	$22.5	$28.2	(20)%
Maintenance	20.5	15.4	33
Total capital expenditures	$43.0	$43.6	(1)

Capital expenditures decreased $0.6 million, or 1%, in the nine months ended September 30, 2015, compared to the same prior-year period, driven by a decline in digital billboard display spending, partially offset by increased investments in information technology and expenditures to renovate certain office facilities.

For the full year of 2015, we expect our capital expenditures to be approximately $65.0 million, which will be used primarily for growth in digital billboard displays, to improve the quality or extend the life of our U.S. billboards and to renovate certain office facilities.

Cash used for financing activities was $50.8 million in the nine months ended September 30, 2015, compared to Cash provided by financing activities of $100.4 million in the same prior-year period. In the nine months ended September 30, 2015, we incurred debt of $103.8 million and paid quarterly cash dividends of $140.5 million and a special cash dividend of $8.2 million, comprised of a “top-up” of the 2014 annual dividend for REIT distributable income. In the nine months ended September 30, 2014, we retained $100.0 million related to our IPO in the second quarter of 2014, $50.0 million related to the incurrence of $1.6 billion of indebtedness on January 31, 2014, received net capital contributions from CBS of $39.8 million and paid dividends of $88.8 million.

Off-Balance Sheet Arrangements

We have indemnification obligations with respect to letters of credit and surety bonds primarily used as security against non-performance in the normal course of business. The outstanding letters of credit and surety bonds approximated $111.8 million as of September 30, 2015, and were not recorded on the Consolidated Statements of Financial Position. Our off-balance sheet commitments primarily consist of operating lease arrangements and guaranteed minimum franchise payments. See Note 15. Commitments and Contingencies to the Consolidated Financial Statements for information about our off-balance sheet commitments.

Accounting Standards

See Note 2. New Accounting Standards to the Consolidated Financial Statements for information about adoption of new accounting standards and recent accounting pronouncements.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

We have made statements in this MD&A and other sections of this Quarterly Report on Form 10-Q that are forward-looking statements within the meaning of the federal securities laws, including the Private Securities Litigation Reform Act of 1995. You can identify forward-looking statements by the use of forward-looking terminology such as “believes,” “expects,” “could,” “would,” “may,” “might,” “will,” “should,” “seeks,” “likely,” “intends,” “plans,” “projects,” “predicts,” “estimates,” “forecast” or “anticipates” or the negative of these words and phrases or similar words or phrases that are predictions of or indicate future events or trends and that do not relate solely to historical matters. You can also identify forward-looking statements by discussions of strategy, plans or intentions related to our capital resources, portfolio performance and results of operations.

Forward-looking statements involve numerous risks and uncertainties and you should not rely on them as predictions of future events. Forward-looking statements depend on assumptions, data or methods that may be incorrect or imprecise and may not be able to be realized. We do not guarantee that the transactions and events described will happen as described (or that they will happen at all). The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:

•	Declines in advertising and general economic conditions;

•	Competition;

•	Government regulation;

•	Our inability to increase the number of digital advertising displays in our portfolio;

•	Taxes, fees and registration requirements;

•	Our ability to obtain and renew key municipal concessions on favorable terms;

•	Decreased government compensation for the removal of lawful billboards;

•	Content-based restrictions on outdoor advertising;

•	Environmental, health and safety laws and regulations;

•	Seasonal variations;

•	Acquisitions and other strategic transactions that we may pursue could have a negative effect on our results of operations;

•	Consummating the Transaction may be more difficult, costly or time consuming than expected and the anticipated benefits may not be fully realized;

•	Dependence on our management team and advertising executives;

•	The ability of our board of directors to cause us to issue additional shares of stock without stockholder approval;

•	Certain provisions of Maryland law may limit the ability of a third party to acquire control of us;

•	Our rights and the rights of our stockholders to take action against our directors and officers are limited;

•	Our substantial indebtedness;

•	Restrictions in the agreements governing our indebtedness;

•	Incurrence of additional debt;

•	Interest rate risk exposure from our variable-rate indebtedness;

•	Our ability to generate cash to service our indebtedness;

•	Hedging transactions;

•	Establishing an operating partnership;

•	Asset impairment charges for goodwill;

•	Diverse risks in our international business;

•	A breach of our security measures;

•	Failure to comply with regulations regarding privacy and data protection;

•	Failing to establish in a timely manner “OUTFRONT” as an independently recognized brand name with a strong reputation;

•	The financial information included in our filings with the SEC may not be a reliable indicator of our future results;

•	Cash available for distributions;

•	Legislative, administrative, regulatory or other actions affecting REITs, including positions taken by the Internal Revenue Service (the “IRS”);

•	Our failure to remain qualified to be taxed as a REIT;

•	REIT ownership limits;

•	REIT distribution requirements;

•	Availability of external sources of capital;

•	We may face other tax liabilities even if we remain qualified to be taxed as a REIT;

•	Complying with REIT requirements may cause us to liquidate investments or forgo otherwise attractive opportunities;

•	Our ability to contribute certain contracts to a taxable REIT subsidiary (“TRS”);

•	Our planned use of TRSs may cause us to fail to remain qualified to be taxed as a REIT;

•	Complying with REIT requirements may limit our ability to hedge effectively;

•	Failure to meet the REIT income tests as a result of receiving non-qualifying income;

•	Even if we remain qualified to be taxed as a REIT, and we sell assets, we could be subject to tax on any unrealized net built-in gains in the assets held before electing to be treated as a REIT;

•	The IRS may deem the gains from sales of our outdoor advertising assets to be subject to a 100% prohibited transaction tax;

•	Our lack of an operating history as a REIT; and

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

We do not currently use derivatives or other financial instruments to mitigate our exposure to commodity price risk. However, we do enter into contracts with commodity providers to limit our exposure to commodity price fluctuations. For the year ended December 31, 2014, such contracts accounted for 4.0% of our total utility costs. As of September 30, 2015, we had an active electricity purchase agreement with fixed contract rates for locations throughout Texas, which expires in July 2018.

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

Interest Rate Risk

We are subject to interest rate risk to the extent we have variable-rate debt outstanding including under our Senior Credit Facilities. As of September 30, 2015, we had an $800.0 million variable-rate Term Loan due 2021 outstanding, which has an interest rate of 3.0% per year. An increase or decrease of 1/8% in our interest rate on the Term Loan will change our annualized interest expense by approximately $1.0 million. We do not currently use derivatives or other financial instruments to mitigate interest rate risk, although we may do so in the future.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

On July 2, 2015, we issued 9,266 shares of our common stock to J&M Holding Enterprises, Inc. (“J&M”), an affiliate of Videri Inc. (“Videri”), and we issued 18,532 shares of our common stock to Videri, each in connection with licenses and services to be received under a development and license agreement with Videri and J&M. The shares were issued without registration in reliance on the exemption afforded by Rule 506 of Regulation D and Section 4(a)(2) of the Securities Act of 1933, as amended, as transactions not involving a public offering or general solicitation to accredited investors, with adequate Company information available.

Purchases of Equity Securities by the Issuer

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Remaining Authorizations
July 1, 2015 through July 31, 2015	—	$—	—	—
August 1, 2015 through August 31 2015	—	—	—	—
September 1, 2015 through September 30, 2015	—	—	—	—
Total	—	—	—	—

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

Date: November 5, 2015

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