Form 10-K
period 2015-12-31
OUTFRONT Media Inc.
filed 2016-02-29
CIK 1579877

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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
☒ Yes        ☐ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
☐ Yes        ☒ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     ☒ Yes    ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).        ☒ Yes     ☐ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§232.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐ Yes    ☒ No

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of June 30, 2015, the last business day of the registrant's most recently completed second fiscal quarter, was $3.5 billion based upon the closing price reported for such date on the New York Stock Exchange.

As of February 25, 2016, the number of shares outstanding of the registrant’s common stock was 137,583,927.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's Proxy Statement for the 2016 Annual Meeting of Stockholders are incorporated herein by reference into Part III of this Annual Report on Form 10-K where indicated. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant's fiscal year ended December 31, 2015.

OUTFRONT Media Inc.

Except as otherwise indicated or unless the context otherwise requires, all references in this Annual Report on Form 10-K to (i) “the Company,” “we,” “our,” “us” and “our company” mean OUTFRONT Media Inc. (formerly known as CBS Outdoor Americas Inc.), a Maryland corporation, and unless the context requires otherwise, its consolidated subsidiaries, and (ii) the “25 largest markets” in the United States, the “180 markets in the United States, Canada and Latin America” and “Nielson Designated Market Areas” are based, in whole or in part, on Nielsen Media Research’s Designated Market Area rankings as of January 1, 2016.

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

Forward-looking statements involve numerous risks and uncertainties and you should not rely on them as predictions of future events. Forward-looking statements depend on assumptions, data or methods that may be incorrect or imprecise and may not be able to be realized. We do not guarantee that the transactions and events described will happen as described (or that they will happen at all). The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:

•	Declines in advertising and general economic conditions;

•	Competition;

•	Government regulation;

•	Our inability to increase the number of digital advertising displays in our portfolio;

•	Taxes, fees and registration requirements;

•	Our ability to obtain and renew key municipal contracts on favorable terms;

•	Decreased government compensation for the removal of lawful billboards;

•	Content-based restrictions on outdoor advertising;

•	Environmental, health and safety laws and regulations;

•	Seasonal variations;

•	Acquisitions and other strategic transactions that we may pursue could have a negative effect on our results of operations;

•	Dependence on our management team and advertising executives;

•	The ability of our board of directors to cause us to issue additional shares of stock without stockholder approval;

•	Certain provisions of Maryland law may limit the ability of a third party to acquire control of us;

•	Our rights and the rights of our stockholders to take action against our directors and officers are limited;

•	Our substantial indebtedness;

•	Restrictions in the agreements governing our indebtedness;

•	Incurrence of additional debt;

•	Interest rate risk exposure from our variable-rate indebtedness;

•	Our ability to generate cash to service our indebtedness;

•	Cash available for distributions;

•	Hedging transactions;

•	Diverse risks in our international business;

•	A breach of our security measures;

•	Failure to comply with regulations regarding privacy and data protection;

•	The financial information included in our filings with the Securities and Exchange Commission (the “SEC”) may not be a reliable indicator of our future results;

•	Asset impairment charges for goodwill;

•	Our failure to remain qualified to be taxed as a real estate investment trusts (“REIT”);

•	REIT distribution requirements;

•	Availability of external sources of capital;

•	We may face other tax liabilities even if we remain qualified to be taxed as a REIT;

•	Complying with REIT requirements may cause us to liquidate investments or forgo otherwise attractive opportunities;

•	Our ability to contribute certain contracts to a taxable REIT subsidiary (“TRS”);

•	Our planned use of TRSs may cause us to fail to remain qualified to be taxed as a REIT;

•	REIT ownership limits;

•	Complying with REIT requirements may limit our ability to hedge effectively;

•	Failure to meet the REIT income tests as a result of receiving non-qualifying income;

•	Even if we remain qualified to be taxed as a REIT, and we sell assets, we could be subject to tax on any unrealized net built-in gains in the assets held before electing to be treated as a REIT;

•	The Internal Revenue Service (the “IRS”) may deem the gains from sales of our outdoor advertising assets to be subject to a 100% prohibited transaction tax;

•	Establishing an operating partnership as part of our REIT structure;

•	Our limited operating history as a REIT; and

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

PART I

Item 1. Business.

Overview

We are one of the largest providers of advertising space on out-of-home advertising structures and sites across the United States, Canada and Latin America. Our inventory consists of billboard displays, which are primarily located on the most heavily traveled highways and roadways in top Nielsen Designated Marketing Areas, and transit advertising displays with exclusive multi-year contracts with municipalities in large cities across the United States. In total, we have displays in all of the 25 largest markets in the United States and over 180 markets in the United States, Canada and Latin America. Our top market, high profile location focused portfolio includes sites such as the Bay Bridge in San Francisco, various locations along Sunset Boulevard in Los Angeles, and various sites in and around both Grand Central Station and Times Square in New York. With TAB Out of Home Ratings, we are able to provide advertisers with the size and demographic composition of the audience that is exposed to individual displays. The combination of location and audience delivery is a selling proposition for the out-of-home industry. The breadth and depth of our portfolio provides our customers with a multitude of options to address a wide range of marketing objectives from national, brand-building campaigns to hyper-local businesses that want to drive customers to their retail location “one mile down the road.”

We believe that out-of-home advertising is an attractive form of advertising as our displays are ALWAYS ON™, are always viewable and cannot be turned off, skipped or fast-forwarded, providing our customers with a differentiated advertising solution at an attractive price point relative to other forms of advertising. We also believe that out-of-home is effective as a “stand-alone” medium, and as an integral part of a multi-media campaign, where it can reinforce digital and online ad messaging and/or extend the reach and frequency of traditional media (television, radio and print). In addition to leasing displays, we provide other value-added services to our customers, such as pre-campaign category research, consumer insights, creative design support, vinyl production and post-campaign tracking and analytics. We use a real-time mobile operations reporting system that facilitates proof of performance to customers for the majority of our business. We have a diversified base of customers across various industries.

We generally (i) own the physical billboard structures on which we display advertising copy for our customers, (ii) hold the legal permits to display advertising thereon and (iii) lease the underlying sites. These lease agreements have terms varying between one month and multiple years, and usually provide renewal options. We estimate that approximately 75% of our billboard structures in the United States are “legal nonconforming” billboards, meaning they were legally constructed under laws in effect at the time they were built, but could not be constructed under current laws. These structures are often located in areas where it is difficult or not permitted to build additional billboards under current laws, which enhances the value of our portfolio. We have a highly diversified portfolio of advertising sites. As of December 31, 2015, we had approximately 23,000 lease agreements with approximately 18,500 different landlords in the United States. A substantial number of these lease agreements allow us to abate rent and/or terminate the lease agreement in certain circumstances, which may include where the structure is obstructed, where there is a change in traffic flow and/or where the advertising value of the sign structure is otherwise impaired, providing us with flexibility in renegotiating the terms of our leases with landlords in those circumstances.

We manage our business through the following two segments:

United States. As of December 31, 2015, we had the largest number of advertising displays of any out-of-home advertising company operating in the 25 largest markets in the United States. Our U.S. segment generated 27% of its revenues in the New York City metropolitan area in 2015, and 22% in 2014 and 20% in 2013, and generated 14% in the Los Angeles metropolitan area in 2015, and 13% in each of 2014 and 2013. Our U.S. segment generated Revenues of $1.38 billion in 2015, $1.20 billion in 2014 and $1.13 billion in 2013, and Operating income before Depreciation, Amortization, Net (gain) loss on dispositions, Stock-based compensation, Restructuring charges, Loss on real estate assets held for sale and Acquisition costs (“Adjusted OIBDA”) of $459.6 million in 2015, $416.2 million in 2014 and $406.4 million in 2013.

International. Our International segment includes our operations in Canada and Latin America, including Mexico, Argentina, Brazil, Chile and Uruguay. Our International segment generated revenues of $133.5 million in 2015, $155.0 million in 2014 and $163.9 million in 2013, and Adjusted OIBDA of $15.8 million in 2015, $24.3 million in 2014, and $29.1 million in 2013.

On October 31, 2015, we entered into an agreement to sell our outdoor advertising business in Latin America. See “—Acquisition and Disposition Activity.”

For additional information regarding our revenues, profits and assets by segment and by geographic area, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. “Financial Statements and Supplementary Data.”

History

Our corporate history can be traced back to companies that helped to pioneer the growth of out-of-home advertising in the United States, such as Outdoor Systems, Inc., 3M National, Gannett Outdoor and TDI Worldwide Inc. In 1996, a predecessor of CBS Corporation (“CBS”) acquired TDI Worldwide Inc., which specialized in transit advertising. Three years later, a predecessor of CBS acquired Outdoor Systems, Inc., which represented the consolidation of the outdoor advertising assets of large national operators such as 3M National, Gannett Outdoor (and its Canadian assets held in the name Mediacom) and Vendor (a Mexican outdoor advertising company) and many local operators in the United States, Canada and Mexico. In 2008, we expanded our business into South America through the acquisition of International Outdoor Advertising Holdings Co., which operated in Argentina, Brazil, Chile and Uruguay. The company that we are today represents the hard-to-replicate combination of the assets of all of these businesses, as well as other acquisitions and internally developed assets.

On April 2, 2014, we completed an initial public offering (the “IPO”) of our common stock. On July 16, 2014, CBS completed a registered offer to exchange 97,000,000 shares of our common stock that were owned by CBS for outstanding shares of CBS Class B common stock (“the Exchange Offer”). In connection with the Exchange Offer, CBS disposed of all of its shares of our common stock and as of July 16, 2014, we were separated from CBS (the “Separation”) and were no longer a subsidiary of CBS. On July 16, 2014, in connection with the Separation, we ceased to be a member of the CBS consolidated tax group, and on July 17, 2014, we began operating as a REIT for U.S. federal income tax purposes.

On November 20, 2014, the Company changed its legal name to “OUTFRONT Media Inc.”, and its common stock began trading on the New York Stock Exchange under its new ticker symbol “OUT.”

Acquisition and Disposition Activity

We regularly evaluate potential acquisitions, ranging from small transactions to larger acquisitions. On October 1, 2014, we completed the acquisition of certain outdoor advertising businesses (the “Acquired Business”) of Van Wagner Communications, LLC, for $690.0 million in cash, plus working capital adjustments (the “Acquisition”).

On October 31, 2015, we entered into an agreement with JCDecaux SA (“JCDecaux”), JCDecaux Latin America Investments Holding SL Unipersonal, a wholly-owned subsidiary of JCDecaux, and Corporacion Americana de Equipamientos Urbanos, S.L., a majority-owned subsidiary of JCDecaux, to sell all of our equity interests in certain of our subsidiaries (the “Transaction”), which hold all of the assets of our outdoor advertising business in Latin America, for $82.0 million in cash, subject to working capital and indebtedness adjustments. The consummation of the Transaction is expected to occur in the first half of 2016, subject to customary closing conditions, including regulatory approval.

For additional information regarding our acquisition activity, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” and “Item 8. “Financial Statements and Supplementary Data.”

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

Prior to the Separation, we were a member of CBS’s consolidated tax group and were taxable as a regular domestic C corporation for U.S. federal income tax purposes (i.e., we were subject to taxation at regular corporate rates). Pursuant to the tax matters agreement that we entered into with CBS, we are liable to pay CBS for any taxes imposed on or related to us while we were a member of the CBS consolidated tax group. In addition, CBS is liable to pay us for any reductions in taxes paid related to us while we were a member of the CBS consolidated tax group. The tax matters agreement also separately allocates among the parties any tax liability arising as a result of any failure of the Separation to qualify as a tax-free transaction based on actions taken during the two-year period following the Separation. After the Separation, CBS ceased to own at least 80% of our outstanding common stock, and as a result, we were no longer a member of CBS’s consolidated tax group.

Growth Strategy

Continued Conversion to Digital Billboard Displays. The majority of our digital billboard displays have been converted from traditional static billboard displays. Increasing the number of digital billboard displays in our most heavily trafficked locations is an important element of our organic growth strategy, as digital billboard displays have the potential to attract additional business from both new and existing customers. We believe digital billboard displays are attractive to our customers because they allow for the development of richer and more visually engaging messages, provide our customers with the flexibility both to target audiences by time of day and to quickly launch new advertising campaigns, and eliminate or greatly reduce production costs. In addition, digital billboard displays enable us to run multiple advertisements on each display (up to eight per minute). As a result, digital billboard displays generate approximately four times more revenue per display on average than traditional static billboard displays, and digital billboard displays generate higher profits and cash flows than traditional static billboard displays. See “—Renovation, Improvement and Development.” We intend to spend a significant portion of our capital expenditures in the coming years to continue to increase the number of digital billboard displays in our portfolio.
Drive Enhanced Revenue Management. We focus heavily on inventory management and advertising rate pricing to improve revenue yield over time across our portfolio of advertising structures and sites. By carefully managing our pricing on a market-by-market and display-by-display basis, we aim to improve profitability. We believe that closely monitoring pricing and improving pricing discipline will provide strong potential revenue enhancement. We also explore alternative uses of our billboard locations as they arise to drive site profitability. On July 30, 2015, we reached an agreement with Diamond Communications LLC to market and manage wireless attachment placement opportunities on our leased and owned assets.
Increased Use of Social Media and Mobile Technology Engagement. We believe there is potential for growth in the reach and effectiveness of out-of-home advertising through increased use of social media and mobile technology engagement. In 2015, we launched the OUTFRONT Mobile Network to create additional opportunities for advertisers to reach their target audience through interactive mobile advertising. We intend to continue to pursue these opportunities, including possible strategic alliances and partnerships with social media and mobile technology companies.

Consider Selected Acquisition Opportunities. As part of our growth strategy, we frequently evaluate strategic opportunities to acquire new businesses and assets. Consistent with this strategy, we regularly evaluate potential acquisitions, ranging from small transactions to larger acquisitions. See “—Acquisition and Disposition Activity.” There can be no assurances that any transactions currently being evaluated will be consummated or, if consummated, that such transactions would prove beneficial to us. Further, our national footprint in the United States and significant presence in Canada provide us with an attractive platform on which to add additional advertising structures and sites. Our scale gives us advantages in driving additional revenues and reducing operating costs from acquired billboards. We believe that there is significant opportunity for additional industry consolidation, and we will evaluate opportunities to acquire additional advertising businesses and structures and sites on a case-by-case basis.

Continued Adoption & Refinement of Audience Measurement Systems; Utilization of Data/Analytics. We believe the continued adoption and refinement of the out-of-home advertising industry’s audience measurement system, the “TAB Out of Home Ratings,” will enhance the value of the out-of-home medium by providing customers with improved audience measurement and the ability to target by gender, age, ethnicity and income. New refinements, including the impact of speed (i.e. how quickly a vehicle passes an individual billboard unit), and the recent inclusion of transit metrics, are making the measurement system more robust. Additionally, we are developing a platform to enable us to utilize audience data and analytics for more effective ad targeting, which will factor location and time in addition to a more granular audience profile of our locations. By providing a consistent and standardized audience measurement metric, and overlaying increasingly available and reliable third-party data, we will be able to help advertisers impact increasingly mobile audiences with effective media plans in the out-of-home environment for both static and digital displays.

Our Portfolio of Outdoor Advertising Structures and Sites

Diversification by Customer

For the year ended December 31, 2015, no individual customer represented more than 2.2% of our revenues in the United States. Therefore, we do not consider detailed information about any individual customer to be meaningful.

Diversification by Industry

The following table sets forth information regarding the diversification of revenues earned in the United States among different industries for 2015, 2014 and 2013. For 2015, as a result of our diverse base of customers in the United States, no single industry contributed more than 10% of our revenues in the United States.

	Percentage of Total United States Revenues for the Year Ended December 31,
Industry	2015	2014	2013
Retail	10%	10%	10%
Television	8	8	8
Healthcare/Pharmaceuticals	7	8	7
Entertainment	7	7	7
Professional Services	6	6	6
Restaurants/Fast Food	6	6	7
Telecom/Utilities	6	5	6
Computers/Internet	5	4	3
Financial Services	5	5	5
Automotive	5	5	5
Movies	5	4	4
Casinos/Lottery	4	5	5
Travel/Leisure	4	4	4
Education	4	4	5
Beer/Liquor	4	4	5
Food/Non-Alcoholic Beverages	3	3	3
Real Estate Brokerage	2	2	1
Other(a)	9	10	9
Total	100%	100%	100%

(a)	No single industry in “Other” individually represents more than 2% of total revenues.

Diversification by Geography
Our advertising structures and sites are geographically diversified across 36 states and seven countries, as well as Washington D.C. The following table sets forth information regarding the geographic diversification of our advertising structures and sites, which are listed in order of contributions to total revenue.

	Percentage of Total Revenues for the Year Ended December 31, 2015			Number of Displays as of December 31, 2015
Location (Metropolitan Area)	Billboard Displays	Transit and Other Displays	Total Displays	Billboard Displays	Transit and Other Displays	Total Displays	Percentage of Total Displays
New York, NY	13%	53%	24%	466	179,127	179,593	48%
Los Angeles, CA	14	11	13	4,710	40,598	45,308	12
Miami, FL	5	4	5	1,057	14,760	15,817	4
State of New Jersey	5	—	3	3,991	—	3,991	1
Houston, TX	4	—	3	1,161	—	1,161	<1
Detroit, MI	3	<1	3	2,313	12,953	15,266	4
Washington D.C.	<1	10	3	25	34,694	34,719	9
San Francisco, CA	4	<1	3	1,441	768	2,209	<1
Atlanta, GA	3	3	3	2,324	16,549	18,873	5
Chicago, IL	3	<1	3	1,070	744	1,814	<1
Dallas, TX	3	<1	2	727	294	1,021	<1
Tampa, FL	3	—	2	1,628	—	1,628	<1
Phoenix, AZ	2	2	2	1,824	3,191	5,015	1
Orlando, FL	2	—	1	1,546	—	1,546	<1
St. Louis, MO	2	—	1	1,440	—	1,440	<1
All other United States	24	10	20	19,245	3,411	22,656	6
Total United States	90	95	91	44,968	307,089	352,057	94
Canada	5	4	5	5,833	4,054	9,887	3
Mexico	3	<1	2	4,329	74	4,403	1
South America	2	1	2	2,141	4,658	6,799	2
Total International	10	5	9	12,303	8,786	21,089	6
Total	100%	100%	100%	57,271	315,875	373,146	100%

Total revenues (in millions)	$1,084.3	$429.5	$1,513.8

The New York and Los Angeles metropolitan areas contributed 54% and 12%, respectively, of total transit and other revenues in 2014. The New York and Los Angeles metropolitan areas contributed 52% and 13%, respectively, of total transit and other revenues in 2013. Los Angeles contributed 11% of total billboard revenues in 2014 and 10% of total billboard revenues in 2013. New York contributed less than 10% of total billboard revenues in both 2014 and 2013.

For additional information regarding revenues for our billboard displays and transit and other displays, by segment, for the years ended December 31, 2015, 2014 and 2013, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data.”

Renovation, Improvement and Development

Most of our non-maintenance capital expenditures are directed towards new revenue-generating projects, such as the conversion of traditional static billboard displays to digital. As of December 31, 2015, we had 604 digital billboard displays in the United States, representing approximately 1% of our total billboard displays in the United States. As of December 31, 2015, we had 73 digital billboards internationally, representing less than 1% of our total billboard displays outside of the United States. This compares to approximately 511 digital billboard displays in the United States and 48 outside of the United States as of December 31, 2014, and 373 digital billboards in the United States and 19 outside of the United States as of December 31,

2013. As the costs to convert traditional static billboard displays to digital billboard displays and construct new digital billboard displays have declined, we have added 100 new digital billboard displays in the United States and 25 outside of the United States in 2015, compared to 111 digital billboard displays added in the United States and 29 added outside of the United States in 2014, and 102 digital billboard displays added in the United States and 16 digital billboard displays added outside of the United States in 2013. Revenues related to digital billboards in the United States were $127.6 million and outside of the United States were $6.4 million in 2015, $93.6 million and $3.8 million in 2014 and $71.9 million and $1.0 million in 2013, respectively. As of December 31, 2015, our average initial investment required for a digital billboard display is approximately $250,000. Digital billboard displays generate approximately four times more revenue per display on average than traditional static billboard displays. Digital billboard displays also incur, on average, approximately two to three times more costs, including higher variable costs associated with the increase in revenue, than traditional static billboard displays. As a result, digital billboard displays generate higher profits and cash flows than traditional static billboard displays.  We intend to spend a significant portion of our capital expenditures in the coming years to continue increasing the number of digital billboard displays in our portfolio.

In 2016, we initiated a multi-year project to improve the quality of the illumination of our static billboard displays and to reduce our utility costs through the use of the most current LED lighting technology.

We routinely invest capital in the maintenance and repair of our billboard and transit structures. This includes safety initiatives and replaced displays, as well as new billboard components such as panels, sections, catwalks, lighting and ladders. Our maintenance capital expenditures were $25.6 million in 2015, $23.3 million in 2014 and $23.7 million in 2013.

In the opinion of management, our outdoor advertising sites and structures are adequately covered by insurance.

Contract Expirations

We derive revenues primarily from providing advertising space to customers on our advertising structures and sites. Our contracts with customers generally cover periods ranging from four weeks to one year and are generally billed every four weeks. Since contract terms are short-term in nature, revenues by year of contract expiration are not considered meaningful.

For information about the property lease contracts relating to our advertising structures and sites, see “Item 2. Properties.”

Competition

The outdoor advertising industry is fragmented, consisting of a large number of companies operating on a national basis, including, among others, our company, Clear Channel Outdoor, Lamar and JCDecaux, as well as hundreds of smaller regional and local companies operating a limited number of displays in a single or a few local geographic markets. We compete with these companies for both customers and structure and display locations. We also compete with other media, including online, mobile and social media advertising platforms and traditional platforms such as broadcast and cable television, radio, print media and direct mail marketers. In addition, we compete with a wide variety of out-of-home media, including advertising in shopping centers, airports, movie theaters, supermarkets and taxis. Advertisers compare relative costs of available media, including average cost per thousand impressions or “CPMs”, particularly when delivering a message to customers with distinct demographic characteristics. In competing with other media, the outdoor advertising industry relies on its relative cost efficiency and its ability to reach specific markets, geographic areas and/or demographics.

Seasonality

Our revenues and profits may fluctuate due to seasonal advertising patterns and influences on advertising markets. Typically, our revenues and profits are highest in the fourth quarter, during the holiday shopping season, and lowest in the first quarter, as advertisers cut back on spending following the holiday shopping season. We expect this trend to continue in the future.

Employees

As of December 31, 2015, we had 2,581 employees, of which 669 were sales personnel in our U.S. segment and 171 were sales personnel in our International segment. As of December 31, 2015, 2,534 of our employees were full-time employees and 47 were part-time employees. Some of these employees are represented by labor unions and are subject to collective bargaining agreements.

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

Governmental regulation of advertising displays also limits our installation of additional advertising displays, restricts advertising displays to governmentally controlled sites or permits the installation of advertising displays in a manner that benefits our competitors disproportionately, any of which could have an adverse effect on our business, financial condition and results of operations.

Although state and local government authorities from time to time use the power of eminent domain to remove billboards, U.S. law requires payment of compensation if a state or political subdivision compels the removal of a lawful billboard along a primary or interstate highway that was built with federal financial assistance. Additionally, many states require similar compensation (or relocation) with regard to compelled removals of lawful billboards in other locations, although the methodology used to determine such compensation varies by jurisdiction. Some local governments have attempted to force removal of billboards after a period of years under a concept called amortization. Under this concept the governmental body asserts that just compensation has been earned by continued operation of the billboard over a period of time. Thus far, we have generally been able to obtain satisfactory compensation for our billboards purchased or removed as a result of governmental action, although there is no assurance that this will continue to be the case in the future.

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

We intend to expand the deployment of digital billboards that display static digital advertising copy from various advertisers that change up to several times per minute. We have encountered some existing regulations in the United States and across some international jurisdictions that restrict or prohibit these types of digital displays. Furthermore, as digital advertising displays are introduced into the market on a large scale, existing regulations that currently do not apply to digital advertising displays by their terms could be revised to impose specific restrictions on digital advertising displays due to alleged concerns over, among other things, aesthetics or driver safety.

Policies with Respect to Certain Activities

The following is a discussion of certain of our investment, financing and other policies. We intend to conduct our business in a manner such that we are not treated as an “investment company” under the Investment Company Act of 1940, as amended. In addition, we intend to conduct our business in a manner that is consistent with maintaining our qualification to be taxed as a REIT. These policies may be amended or revised from time to time at the discretion of our board of directors without a vote of our stockholders.

Investment Policies

Investment in Real Estate or Interests in Real Estate. Our investment objective is to maximize income. We intend to achieve this objective by developing our existing advertising structures and sites, including through the digital modernization of such advertising structures and sites, and by acquiring new advertising structures and sites. We currently intend to invest in advertising structures and sites located primarily in major metropolitan areas. Future development or investment activities will not be limited to any specific percentage of our assets or to any geographic area or type of advertising structure or site. While we may diversify in terms of location, size and market, we do not have any limit on the amount or percentage of our assets that may be invested in any one property or any one geographic area. In addition, we may purchase or lease properties for long-term investment, improve the properties we presently own or other acquired properties, or lease such properties, in whole or in part, when circumstances warrant.

We may also enter into multiyear contracts with municipalities and transit operators for the exclusive right to display advertising copy on the interior and exterior of rail and subway cars, buses, benches, trams, trains, transit shelters, street kiosks and transit platforms. In addition, we may participate with third parties in property ownership through joint ventures or other types of co-ownership. We will not, however, enter into a joint venture or other partnership arrangement to make an investment that would not otherwise meet our investment policies.

Investments in acquired advertising structures and sites may be subject to existing mortgage financing and other indebtedness or to new indebtedness that may be incurred in connection with acquiring or refinancing these properties. We do not currently have any restrictions on the number or amount of mortgages that may be placed on any one advertising site or structure. Debt service on such financing or indebtedness will have a priority over any distributions with respect to our common stock.

Securities of or Interests in Persons Primarily Engaged in Real Estate Activities and Other Issuers. We may in the future invest in securities of other issuers, including REITs and entities engaged in real estate activities and including for the purpose of exercising control over such entities, although we have not done so during the past three years. However, because we must comply with various requirements under the Internal Revenue Code of 1986, as amended (the “Code”) in order to maintain our qualification to be taxed as a REIT, including restrictions on the types of assets we may hold, the sources of our income and accumulation of earnings and profits, our ability to engage in certain acquisitions, such as acquisitions of C corporations, may be limited.

Investments in Other Securities. We may in the future invest in additional securities such as bonds, preferred stock and common stock. We have no present intention to make any such investments, except for investments in cash equivalents in the ordinary course of business. Future investment activities in additional securities will not be limited to any specific percentage of our assets or to any specific type of securities or industry group.

Acquisitions and Dispositions. From time to time in the ordinary course of business, we have both acquired and disposed of advertising structures and sites in order to optimize our portfolio, and we intend to continue to do so in the future. See “—Acquisition and Disposition Activity” and “—Growth Strategy.”

Investments in Real Estate Mortgages. We have not invested in, nor do we have any present intention to invest in, real estate mortgages, although we are not prohibited from doing so.

Financing and Leverage Policy

We may, when appropriate, employ leverage and use debt as a means to refinance existing debt, to provide additional funds to distribute to stockholders, and/or for corporate purposes, including asset acquisitions. On January 31, 2014, our subsidiaries, Outfront Media Capital LLC (“Finance LLC”) and Outfront Media Capital Corporation (“Finance Corp.” and together with Finance LLC, the “Borrowers”) borrowed $800.0 million under a term loan due in 2021 (the “Term Loan”), and entered into a $425.0 million revolving credit facility maturing in 2019 (the “Revolving Credit Facility” and, together with the Term Loan, the “Senior Credit Facilities”). On January 31, 2014, the Borrowers also issued $400.0 million aggregate principal amount of 5.250% Senior Unsecured Notes due 2022 and $400.0 million aggregate principal amount of 5.625% Senior Unsecured Notes due 2024 (together, the “Formation Notes”; we refer to the issuance of the Formation Notes and the borrowings under the Term Loan as the “Formation Borrowings”) in a private placement. In addition, on October 1, 2014, the Borrowers issued $150.0 million aggregate principal amount of additional 5.250% Senior Unsecured Notes due 2022 and $450.0 million aggregate principal amount of 5.875% Senior Unsecured Notes due 2025 (together, the “Acquisition Notes”; we refer to the issuance of the Acquisition Notes to finance a portion of the consideration for the Acquisition as the “Acquisition Borrowings”) in a private placement. On March 30, 2015, the Borrowers issued $100.0 million aggregate principal amount of additional 5.625% Senior Unsecured Notes due 2024 (the “Add-on Notes” and, collectively, with the Formation Notes and Acquisition Notes, the “Notes”) in a private placement. We have, and from time to time we may, draw funds from the Revolving Credit Facility for specific or general corporate purposes. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.” Other than as described above, we have not borrowed any money from third parties during the past three years.

Our charter and bylaws do not limit the amount or percentage of indebtedness that we may incur, nor have we adopted any policies addressing this. The credit agreement, dated as of January 31, 2014 (the “Credit Agreement”), governing the Senior Credit Facilities, and the indentures governing the Notes contain, and any future debt agreements may contain, covenants that place restrictions on us and our subsidiaries. Our board of directors may limit our debt incurrence to be more restrictive than our debt covenants allow and from time to time may modify these restrictions in light of then-current economic conditions, relative costs of debt and equity capital, market values of our properties, general conditions in the market for debt and equity securities, fluctuations in the market price of our common stock, growth and acquisition opportunities and other factors. If these restrictions are relaxed, we could become more highly leveraged, resulting in an increased risk of default on our obligations and a related increase in debt service requirements. See Item 1A. “Risk Factors—Risks Related to Our Business and Operations.”

Lending Policies

We do not intend to engage in significant lending activities, although we do not have a policy limiting our ability to make loans to third parties. We may consider offering purchase money financing in connection with the sale of properties. Other than loans to joint ventures in which we participate, loans to joint venture partners, and loans to our employees, subject to applicable laws, which we have made, and may continue to make, we have not made any loans to third parties in the past three years.

Company Securities Policies

In the future, we may issue debt securities, including senior securities, offer common stock, preferred stock or options to purchase stock in exchange for property and to repurchase or otherwise reacquire our common stock or other securities in the open market or otherwise. Except in connection with the IPO, the Exchange Offer, the Formation Borrowings, the Acquisition Borrowings, the Add-on Notes, the E&P Purge, exchanges of publicly registered notes for privately issued notes, equity private placements relating to a license and development agreement and stock-based employee compensation, in the past three years, we have not issued debt securities, common stock, preferred stock, options to purchase stock or any other securities in exchange for property or any other purpose. Our board of directors has the authority, without further stockholder approval, to amend our charter to increase the number of authorized shares of our common stock or preferred stock and to authorize us to issue additional shares of common stock or preferred stock, in one or more series, including senior securities, in any manner, and on the terms and for the consideration it deems appropriate, subject to applicable laws and regulations. We have not engaged in trading, underwriting or agency distribution or sale of securities of other issuers and do not intend to do so.

We make available to our stockholders our Annual Report on Form 10-K, including our audited financial statements, and other required periodic reports filed with the SEC. See “—Available Information.”

Conflict of Interest Policies

Policies Applicable to All Directors and Officers. The Company has adopted a Code of Conduct that applies to all executive officers, employees and directors of the Company. In addition, the Company has adopted a Supplemental Code of Ethics applicable to our principal executive officer, principal financial officer and principal accounting officer and controller or persons performing similar functions. The Code of Conduct and Supplemental Code of Ethics are designed to promote honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between our employees, officers and directors and us. However, there can be no assurance that these policies or provisions of law will always be successful in eliminating the influence of such conflicts.

Interested Director and Officer Transactions. Pursuant to the Maryland General Corporation Law (the “MGCL”), a contract or other transaction between us and any of our directors or between us and any other corporation or other entity in which any of our directors is a director or has a material financial interest is not void or voidable solely on the grounds of such common directorship or interest, the presence of such director at the meeting of the board of directors or committee of the board of directors at which the contract or transaction is authorized, approved or ratified or the counting of the director’s vote in favor thereof, provided that: (1) the fact of the common directorship or interest is disclosed or known to our board of directors or a committee of our board, and our board or committee authorizes, approves or ratifies the transaction or contract by the affirmative vote of a majority of disinterested directors, even if the disinterested directors constitute less than a quorum; (2) the fact of the common directorship or interest is disclosed or known to our stockholders entitled to vote thereon, and the transaction or contract is authorized, approved or ratified by a majority of the votes cast by the stockholders entitled to vote other than the votes of shares owned of record or beneficially owned by the interested director or corporation, firm or other entity; or (3) the transaction or contract is fair and reasonable to us.

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

Item 1A. Risk Factors.

You should carefully consider the following risks, together with all of the other information in this Annual Report on Form 10-K, including “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the notes thereto in “Item 8. Financial Statements and Supplementary Data,” before investing in the Company. The occurrence of any of the following risks might cause you to lose all or a part of your investment. Certain statements in the following risk factors constitute forward-looking statements. See “Cautionary Statement Regarding Forward-Looking Statements.”

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

The outdoor advertising industry is fragmented, consisting of a large number of companies operating on a national basis, such as our company, Clear Channel Outdoor, Lamar and JCDecaux, as well as hundreds of smaller regional and local companies operating a limited number of displays in a single or a few local geographic markets. We compete with these companies for both customers and display locations. If our competitors offer advertising displays at rates below the rates we charge our customers, we could lose potential customers and could be pressured to reduce our rates below those currently charged to retain customers, which could have an adverse effect on our business, financial condition and results of operations. A majority of our display locations are leased, and a significant portion of those leases are month-to-month or have a short remaining term. If our competitors offer to lease display locations at rental rates higher than the rental rates we offer, we could lose display locations and could be pressured to increase rental rates above those we currently pay to site landlords, which could have an adverse effect on our business, financial condition and results of operations.

We also compete with other media, including online, mobile and social media advertising platforms and traditional platforms, such as broadcast and cable television, radio, print media and direct mail marketers. In addition, we compete with a wide variety of out-of-home media, including advertising in shopping centers, airports, movie theaters, supermarkets and taxis. Advertisers compare relative costs of available media, including the average cost per thousand impressions or “CPM,” particularly when delivering a message to customers with distinct demographic characteristics. In competing with other media, the outdoor advertising industry relies on its relative cost efficiency and its ability to reach specific markets, geographic areas and/or demographics. If we are unable to compete on these terms, we could lose potential customers and could be pressured to reduce rates below those we currently charge to retain customers, which could have an adverse effect on our business, financial condition and results of operations.

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

Our ability to increase the number of digital advertising displays in our portfolio is subject to governmental laws and regulations. For example, in 2013 a California court ruled in favor of a competitor who challenged the validity of our digital display permits in the City of Los Angeles and held that such permits should be invalidated. As another example, in January 2013, Scenic America, Inc., a nonprofit membership organization, filed a lawsuit against the U.S. Department of Transportation and the Federal Highway Administration alleging, among other things, that the Federal Highway Administration exceeded its authority when, in 2007, the Federal Highway Administration issued guidance to assist its division offices in evaluating state regulations that authorize the construction and operation of digital billboards. The case was dismissed in June 2014, but Scenic America filed a notice of appeal in August 2014, and the case is pending before a federal appellate court. If the Federal Highway Administration guidance is vacated, the Federal Highway Administration could then elect to undertake rulemaking or other new administrative action with respect to digital billboard displays that, if enacted in a way that places additional restrictions on digital billboards, could also have an adverse effect on our business, financial condition and results of operations.

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

The success of our transit advertising business is dependent on obtaining and renewing key municipal contracts on favorable terms.

Our transit shelter and transit systems businesses require us to obtain and renew contracts with municipalities and other governmental entities. All of these contracts have fixed terms and generally provide for payments to the governmental entity of a revenue share and/or a fixed payment amount. When these contracts expire, we generally must participate in highly competitive bidding processes in order to obtain a new contract. Our inability to successfully obtain or renew these contracts on favorable economic terms or at all could have an adverse effect on our financial condition and results of operations. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview—Business Environment.” In addition, the loss of a key municipal contract in one location could adversely affect our ability to compete in other locations by reducing our scale and ability to offer customers multiregional and national advertising campaigns. These factors could have an adverse effect on our business, financial condition and results of operations.

Government compensation for the removal of lawful billboards could decrease.

Although federal, state and local government authorities from time to time use the power of eminent domain to remove billboards, U.S. law requires payment of compensation if a government authority compels the removal of a lawful billboard along a primary or interstate highway that was built with federal financial assistance. Additionally, many states require similar compensation (or relocation) with regard to compelled removals of lawful billboards in other locations, although the methodology used to determine such compensation varies by jurisdiction. Some local governments have attempted to force removal of billboards after a period of years under a concept called amortization. Under this concept, the governmental body asserts that just compensation has been earned by continued operation of the billboard over a period of time. Thus far, we have generally been able to obtain satisfactory compensation for our billboards purchased or removed as a result of governmental action, although there is no assurance that this will continue to be the case in the future, and, if it does not continue to be the case, there could be an adverse effect on our business, financial condition and results of operations.

Content-based restrictions on outdoor advertising may further restrict the categories of customers that can advertise using our structures and sites.

Restrictions on outdoor advertising of certain products and services are or may be imposed by federal, state and local laws and regulations. For example, tobacco products have been effectively banned from outdoor advertising in all of the jurisdictions in which we currently do business. In addition, state and local governments in some cases limit outdoor advertising of alcohol, which represented 4% of our U.S. revenues in 2015 and 2014, and 5% of our U.S. revenues in 2013. Legislation regulating out-of-home advertising due to content-based restrictions could cause a reduction in our revenues from leasing advertising space on outdoor advertising displays that display such advertisements and a simultaneous increase in the available space on the existing inventory of billboards in the outdoor advertising industry, which could have an adverse effect on our business, financial condition and results of operations.

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

Further, acquisitions and dispositions by us may require antitrust review by U.S. federal antitrust agencies and may require review by foreign antitrust agencies under the antitrust laws of foreign jurisdictions. We can give no assurances that the U.S. Department of Justice, the U.S. Federal Trade Commission or foreign antitrust agencies will not seek to bar us from the acquisition or disposition of additional advertising businesses in any market.

We are dependent on our management team, and the loss of senior executive officers or other key employees could have an adverse effect on our business, financial condition and results of operations.

We believe our future success depends on the continued service and skills of our existing management team and other key employees with experience and business relationships within their respective roles, including landlord and customer relationships. The loss of one or more of these key personnel could have an adverse effect on our business, financial condition and results of operations because of their skills, knowledge of the market, years of industry experience and the difficulty of finding qualified replacement personnel. If any of these personnel were to leave and compete with us, it could have an adverse effect on our business, financial condition and results of operations.

Our board of directors has the power to cause us to issue additional shares of stock without stockholder approval.

Our charter authorizes us to issue additional authorized but unissued shares of common or preferred stock. In addition, our charter permits a majority of our entire board of directors to, without stockholder approval, amend our charter to increase or decrease the aggregate number of shares of stock or the number of shares of stock of any class or series that we have authority to issue. Our charter also permits our board of directors to classify or reclassify any unissued shares of common or preferred stock and set the preferences, rights and other terms of the classified or reclassified shares. As a result, our board of directors will be able to establish a series of shares of common or preferred stock that could delay or prevent a transaction or a change in control that might involve a premium price for outstanding shares of stock or otherwise be in the best interests of our stockholders.

Certain provisions of Maryland law may limit the ability of a third party to acquire control of us.

Certain provisions of the MGCL may have the effect of delaying or preventing a transaction or a change in control of us that might involve a premium price for shares of our stock or otherwise be in the best interests of our stockholders, including:

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

Additionally, under Title 3, Subtitle 8 of the MGCL, our board of directors is permitted, without stockholder approval and regardless of what is provided in our charter or bylaws, to implement certain takeover defenses.

Our board of directors has by resolution exempted from the provisions of the Maryland Business Combination Act, as described above, all business combinations between us and any other person, provided that such business combination is first approved by our board of directors (including a majority of our directors who are not affiliates or associates of such person). In addition, our bylaws contain a provision opting out of the Maryland Control Share Acquisition Act, as described above. Moreover, our charter provides that vacancies on our board may be filled only by a majority of the remaining directors, and that any directors elected by the board to fill vacancies will serve for the remainder of the full term of the class of directors in which the vacancy occurred and until a successor is elected and qualifies. Our charter provides that, subject to the rights, if any, of holders of any class or series of preferred stock to elect or remove one or more directors, members of our board of directors may be removed only for cause (as defined in our charter), and then only by the affirmative vote of at least two-thirds of the votes entitled to be cast generally in the election of directors. Our bylaws provide that our board of directors has the exclusive power to adopt, alter or repeal any provision of our bylaws and to make new bylaws. There can be no assurance that these exemptions or provisions will not be amended or eliminated at any time in the future.

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

As of December 31, 2015, we had total indebtedness of approximately $2.3 billion (consisting of the $750.0 million Term Loan and $1.5 billion of Notes) and undrawn commitments under the Revolving Credit Facility of $425.0 million, excluding $31.2 million of letters of credit issued against the Revolving Credit Facility. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

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

The Credit Agreement and the indentures governing the Notes contain a number of restrictive covenants that impose significant operating and financial restrictions on us and our subsidiaries and limit our ability to engage in actions that may be in our long-term best interests, including restrictions on our and our subsidiaries’ ability to:

•	incur additional indebtedness;

•	pay dividends on, repurchase or make distributions in respect of our capital stock (other than dividends or distributions necessary for us to maintain our REIT status, subject to certain conditions);

•	make investments or acquisitions;

•	sell, transfer or otherwise convey certain assets;

•	change our accounting methods;

•	create liens;

•	enter into sale/leaseback transactions;

•	enter into agreements restricting the ability to pay dividends or make other intercompany transfers;

•	consolidate, merge, sell or otherwise dispose of all or substantially all of our or our subsidiaries’ assets;

•	enter into transactions with affiliates;

•	prepay certain kinds of indebtedness;

•	issue or sell stock of our subsidiaries; and

•	change the nature of our business.

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

Borrowings under the Senior Credit Facilities are at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness will increase even though the amount borrowed remains the same, and our net income and cash flows will correspondingly decrease. At our level of indebtedness, as of December 31, 2015, each 1/8% change in interest rates on our variable rate indebtedness would have resulted in a $0.9 million change in annual estimated interest expense. This amount will increase due to any borrowings we make under our Revolving Credit Facility. In the future, we may enter into interest rate swaps that involve the exchange of floating for fixed rate interest payments in order to reduce future interest rate volatility. However, we may not elect to maintain such interest rate swaps with respect to any of our variable rate indebtedness, and any swaps we enter into may not fully mitigate our interest rate risk.

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

Distributions that we make will be authorized and determined by our board of directors in its sole discretion out of funds legally available therefor. While we anticipate maintaining relatively stable distribution(s) during each year, the amount, timing and frequency of distributions will be at the sole discretion of our board of directors and will be declared based upon various factors, including, but not limited to: future taxable income, limitations contained in our debt instruments (such as restrictions on distributions in excess of the minimum amount required to maintain our status as a REIT and on the ability of our subsidiaries to distribute cash to the Company), debt service requirements, our results of operations, our financial condition, our operating cash inflows and outflows, including capital expenditures and acquisitions, limitations on our ability to use cash generated in the TRSs to fund distributions and applicable law. We may need to increase our borrowings in order to fund our intended distributions. See “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Dividend Policy” and “—Despite our substantial indebtedness level, we and our subsidiaries may be able to incur substantially more indebtedness, including secured indebtedness. This could further exacerbate the risks to our financial condition described above.”

Hedging transactions could have a negative effect on our results of operations.

We may enter into hedging transactions, including without limitation, with respect to interest rate exposure and foreign currency exchange rates and on one or more of our assets or liabilities. The use of hedging transactions involves certain risks, including: (1) the possibility that the market will move in a manner or direction that would have resulted in a gain for us had a hedging transaction not been utilized, in which case our performance would have been better had we not engaged in the hedging transaction; (2) the risk of an imperfect correlation between the risk sought to be hedged and the hedging transaction used; (3) the potential illiquidity for the hedging instrument used, which may make it difficult for us to close out or unwind a hedging transaction; (4) the possibility that our counterparty fails to honor its obligations; and (5) the possibility that we may have to post collateral to enter into hedging transactions, which we may lose if we are unable to honor our obligations. In addition, as a REIT, we have limitations on our income sources, and the hedging strategies available to us will be more limited than those available to companies that are not REITs. See “—Risks Related to Our Status as a REIT—Complying with REIT requirements may limit our ability to hedge effectively and may cause us to incur tax liabilities.”

We face diverse risks in our international business, which could adversely affect our business, financial condition and results of operations.

Our International segment contributed approximately 9% to total revenues in 2015, approximately 11% to total revenues in 2014 and approximately 13% to total revenues in 2013. Inherent risks in our international business activities could decrease our International sales and have an adverse effect on our business, financial condition and results of operations. These risks include potentially unfavorable foreign economic conditions, political conditions or national priorities, foreign government regulation and changes in such regulation, violations of applicable anti-corruption laws or regulations, potential expropriation of assets by foreign governments, the failure to bridge cultural differences and limited or prohibited access to our foreign operations and the support they provide. We may also have difficulty repatriating profits or be adversely affected by exchange rate fluctuations in our international business.

On October 31, 2015, we entered into an agreement to sell our outdoor advertising business in Latin America, for $82.0 million in cash, subject to working capital and indebtedness adjustments. See “Item 1. Business—Acquisition and Disposition Activity.” The consummation of the Transaction is expected to occur in the first half of 2016, subject to customary closing conditions, including regulatory approval. Consummating the Transaction may be more difficult, costly or time consuming than expected, and the anticipated benefits of the Transaction may not be fully realized by us.

If our security measures are breached, we may face liability, and public perception of our services could be diminished, which would negatively impact our ability to attract business partners and advertisers.

Although we have implemented physical and electronic security measures to protect against the loss, misuse and alteration of our websites, digital assets and proprietary business information as well as consumer, business partner and advertiser personally identifiable information, no security measures are perfect and impenetrable and we may be unable to anticipate or prevent unauthorized access. A security breach could occur due to the actions of outside parties, employee error, malfeasance or a combination of these or other actions. If an actual or perceived breach of our security occurs, we could lose competitively sensitive business information or suffer disruptions to our business operations. In addition, the public perception of the effectiveness of our security measures or services could be harmed, we could lose business partners and advertisers, and we could suffer financial exposure in connection with remediation efforts, investigations and legal proceedings and changes in our security and system protection measures.

Regulations and consumer concerns regarding privacy and data protection, or any failure to comply with these regulations, could negatively impact our business.

We collect and utilize demographic and other information, including personally identifiable information, from and about consumers, business partners, advertisers and website users. We are subject to numerous federal, state, local and foreign laws, rules and regulations as well as industry standards and regulations regarding consumer protection, information security, data protection and privacy, among other things. Many of these laws and industry standards and regulations are still evolving and changes in the ways that data is permitted to be collected, stored, used and/or disclosed may negatively impact the way that we are able to conduct business. In addition, changes in consumer expectations and demands regarding privacy, information security and data protection may result in further restrictions on the way we collect, use, disclose and derive economic value from data that we purchase and/or collect, and may limit our ability to offer targeted advertising opportunities to our business partners and advertisers. Although we have implemented policies and procedures designed to comply with all applicable laws, rules, industry standards and regulations, any failure or perceived failure by us to comply with our policies or applicable regulatory requirements related to consumer protection, information security, data protection and/or privacy could result in a loss of confidence, a loss of goodwill, damage to our brand, loss of business partners and advertisers, adverse regulatory proceedings and/or civil litigation, which could negatively impact our business.

A portion of the historical financial data that we have included in this report may not be representative of the results we would have achieved as a stand-alone public company and may not be a reliable indicator of our future results.

The historical consolidated financial data for the years ended December 31, 2013, 2012 and 2011 has been presented on a “carve-out” basis from CBS’s consolidated financial statements using the historical results of operations, cash flows, assets and liabilities attributable to CBS’s Outdoor Americas operating segment and include allocations of expenses from CBS. As a result, this historical financial data may not necessarily reflect what our financial condition, results of operations or cash flows would have been had we been an independent, stand-alone entity during the periods presented or what they will be in the future. For additional information, see “Item 6. Selected Financial Data,” “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data.”

We could suffer losses due to asset impairment charges for goodwill.

A significant portion of our assets consists of goodwill. We test goodwill for impairment during the fourth quarter of each year and between annual tests if events or circumstances require an interim impairment assessment. A downward revision in the estimated fair value of a reporting unit could result in a non-cash impairment charge. Any such impairment charge could have a material adverse effect on our reported net income. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Risks Related to Our Status as a REIT

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

In addition, the rules dealing with U.S. federal income taxation are continually under review by persons involved in the legislative process and by the IRS and the U.S. Department of the Treasury (the “Treasury”). Although the IRS has issued a private letter ruling with respect to certain issues relevant to our ability to qualify to be taxed as a REIT, no assurance can be given that the IRS will not challenge our qualification to be taxed as a REIT in the future. Changes to the tax laws or interpretations thereof, or the IRS’s position with respect to our private letter ruling, with or without retroactive application, could materially and negatively affect our ability to qualify to be taxed as a REIT.

If we were to fail to remain qualified to be taxed as a REIT in any taxable year, we would be subject to U.S. federal income tax, including any applicable alternative minimum tax, on our taxable income at regular corporate rates, and dividends paid to our stockholders would not be deductible by us in computing our taxable income. Any resulting corporate tax liability could be substantial and would reduce the amount of cash available for distribution to holders of our common stock, which in turn could have an adverse impact on the value of our common stock and may require us to incur indebtedness or liquidate certain investments in order to pay such tax liability. Unless we were entitled to relief under certain Code provisions, we would also be disqualified from re-electing to be taxed as a REIT for the four taxable years following the year in which we failed to qualify to be taxed as a REIT.

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

In addition, our ability to access additional capital may be limited by the terms of our outstanding indebtedness, which may restrict our incurrence of additional debt. See “—Risks Related to Our Business and Operations—Despite our substantial indebtedness level, we and our subsidiaries may be able to incur substantially more indebtedness, including secured indebtedness. This could further exacerbate the risks to our financial condition described above.” If we cannot obtain capital when needed, we may not be able to acquire or develop properties when strategic opportunities arise or refinance our debt, which could have an adverse effect on our business, financial condition and results of operations.

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

To remain qualified to be taxed as a REIT for U.S. federal income tax purposes, we must ensure that, at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and “real estate assets” (as defined in the Code), including certain mortgage loans and securities. The remainder of our investments (other than government securities, qualified real estate assets and securities issued by a TRS) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our total assets (other than government securities, qualified real estate assets and securities issued by a TRS) can consist of the securities of any one issuer, and no more than 25% (20% effective in taxable years beginning after December 31, 2017) of the value of our total assets can be represented by securities of one or more TRSs. If we fail to comply with these requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. As a result, we may be required to liquidate or forgo otherwise attractive investments. These actions could have the effect of reducing our income and amounts available for distribution to holders of our common stock.

In addition to the assets tests set forth above, to remain qualified to be taxed as a REIT for U.S. federal income tax purposes, we must continually satisfy tests concerning, among other things, the sources of our income, the amounts we distribute to our stockholders and the ownership of our stock. We may be unable to pursue investments that would be otherwise advantageous to us in order to satisfy the source-of-income or asset-diversification requirements for qualifying to be taxed as a REIT. Thus, compliance with the REIT requirements may hinder our ability to make certain attractive investments.

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

The net income of our TRSs is not required to be distributed to us, and income that is not distributed to us generally will not be subject to the REIT income distribution requirement. However, there may be limitations on our ability to accumulate earnings in our TRSs and the accumulation or reinvestment of significant earnings in our TRSs could result in adverse tax treatment. In particular, if the accumulation of cash in our TRSs causes the fair market value of our securities in our TRSs and certain other non-qualifying assets to exceed 25% (20% effective in taxable years beginning after December 31, 2017) of the fair market value of our assets, we would fail to remain qualified to be taxed as a REIT for U.S. federal income tax purposes.

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

The REIT provisions of the Code substantially limit our ability to hedge our assets and liabilities. Any income from a hedging transaction that we enter into primarily to manage risk of interest rate changes or to manage risk of currency fluctuations with respect to borrowings made or to be made or to acquire or carry real estate assets does not constitute “gross income” for purposes of the 75% or 95% gross income tests that apply to REITs, provided that certain identification requirements are met. To the extent that we enter into other types of hedging transactions or fail to properly identify such a transaction as a hedge, the income is likely to be treated as non-qualifying income for purposes of both of the gross income tests. As a result of these rules, we may be required to limit our use of advantageous hedging techniques or implement those hedges through a TRS. This could increase the cost of our hedging activities because our TRS may be subject to tax on gains or expose us to greater risks associated with changes in interest rates that we would otherwise choose to bear. In addition, losses in our TRS will generally not provide any tax benefit, except that such losses could theoretically be carried back or forward against past or future taxable income in the TRS.

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

Following our REIT election, we owned appreciated assets that were held by a C corporation and were acquired by us in a transaction in which the adjusted tax basis of the assets in our hands was determined by reference to the adjusted tax basis of the assets in the hands of the C corporation. If we dispose of any such appreciated assets in a taxable transaction during the 5-year period following our acquisition of the assets from the C corporation (i.e., during the 5-year period following our qualification to be taxed as a REIT), we will be subject to tax at the highest corporate tax rates on any gain from such assets to the extent of the excess of the fair market value of the assets on the date that they were acquired by us (i.e., at the time that we became a REIT) over the adjusted tax basis of such assets on such date, which are referred to as built-in gains. We would be subject to this tax liability even if we maintain our status as a REIT. Any recognized built-in gain will retain its character as ordinary income or capital gain and will be taken into account in determining REIT taxable income and our distribution requirement for the year such gain is recognized. Any tax on the recognized built-in gain will reduce REIT taxable income. We may choose not to sell in a taxable transaction appreciated assets that we might otherwise sell during the 5-year period in which the built-in gain tax applies in order to avoid the built-in gain tax. However, there can be no assurances that such a taxable transaction will not occur. If we sell such assets in a taxable transaction, the amount of corporate tax that we will pay will vary depending on the actual amount of net built-in gain present in those assets as of the time we became a REIT. The amount of tax could be significant.

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

We may establish an operating partnership as part of our REIT structure, which could result in conflicts of interests between our stockholders and holders of our operating partnership units and could limit our liquidity or flexibility.

In the future, we may establish an operating partnership as part of our REIT structure. If we establish an operating partnership, persons holding operating partnership units may have the right to vote on certain amendments to the partnership agreement of our operating partnership, as well as on certain other matters. Unitholders holding these voting rights may be able to exercise them in a manner that conflicts with the interests of our stockholders. Circumstances may arise in the future when the interests of unitholders in our operating partnership conflict with the interests of our stockholders. As the sole member of the general partner of the operating partnership or as the managing member, we would have fiduciary duties to the unitholders of the operating partnership that may conflict with duties that our officers and directors owe to us.

In addition, if we establish an operating partnership as part of our REIT structure, we may acquire certain assets by issuing units in our operating partnership in exchange for an asset owner contributing such assets to the partnership or a subsidiary. If we enter into such transactions, in order to induce the contributors of such assets to accept units in our operating partnership, rather than cash, in exchange for their assets, it may be necessary for us to provide them additional incentives. For instance, our operating partnership’s limited partnership or limited liability company agreement may provide that any unitholder of our operating partnership may exchange units for cash equal to the value of an equivalent number of shares of our common stock or, at our option, for shares of our common stock on a one-for-one basis. We may also enter into additional contractual arrangements with asset contributors under which we would agree to repurchase a contributor’s units for shares of our common stock or cash, at the option of the contributor, at set times. If the contributor required us to repurchase units for cash pursuant to such a provision, it would limit our liquidity and thus our ability to use cash to make other investments, satisfy other obligations or make distributions to stockholders. Moreover, if we were required to repurchase units for cash at a time when we did not have sufficient cash to fund the repurchase, we might be required to sell one or more assets to raise funds to satisfy this obligation. Furthermore, we might agree that if distributions the contributor received as a unitholder in our operating partnership did not provide the contributor with a defined return, then upon redemption of the contributor’s units we would pay the contributor an additional amount necessary to achieve that return. Such a provision could further negatively impact our liquidity and flexibility. Finally, in order to allow a contributor of assets to defer taxable gain on the contribution of assets to our operating partnership, we might agree not to sell a contributed asset for a defined period of time or until the contributor exchanged the contributor’s units for cash or shares. Such an agreement would prevent us from selling those properties, even if market conditions made such a sale favorable to us.

We have limited operating history as a REIT, and our inexperience may impede our ability to successfully manage our business.

We have limited operating history as a REIT. We cannot assure you that our past experience will be sufficient to successfully operate our company as a REIT. If we are unable to successfully operate our company as a REIT, it could have an adverse effect on our financial condition and results of operations.

We may not be able to engage in desirable strategic or capital-raising transactions as a result of the Separation, and we could be liable for adverse tax consequences resulting from engaging in significant strategic or capital-raising transactions.

Under the tax matters agreement that we have entered into with CBS, for two years following the Separation, we generally will be required to indemnify CBS against any tax resulting from the Separation to the extent that such tax resulted from, among other things, the Company (1) entering into any transaction pursuant to which all or a portion of our common stock would be acquired, whether by merger or otherwise, (2) issuing equity securities beyond certain thresholds, (3) repurchasing our common stock, (4) ceasing to actively conduct the U.S. portion of the outdoor business, or (5) taking or failing to take any other action that prevents the Separation and related transactions from being tax-free. Our indemnification obligations to CBS and its subsidiaries, officers and directors are not limited by any maximum amount. If we are required to indemnify CBS or such other persons under the circumstances set forth in the tax matters agreement, we may be subject to substantial liabilities. We could also be liable to CBS for consolidated group losses used by us even if we do not owe any amount to a governmental authority. These potential liabilities may limit our ability to pursue strategic or capital-raising transactions that may maximize the value of our business.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our principal executive offices, which we lease, are located at 405 Lexington Avenue, 17th Floor, New York, NY 10174. We and our subsidiaries also own and lease office and warehouse space throughout the United States, Canada and several other foreign countries. We consider our properties adequate for our present needs, and adequately covered by insurance.

Each of our United States and International segments primarily leases our outdoor advertising sites, but, in a few cases, we own or hold permanent easements on our outdoor advertising sites. These lease agreements have terms varying between one month and multiple years, with an average term of eight years, and usually provide renewal options. Our lease agreements generally allow us to use the land for the construction, repair and relocation of outdoor advertising structures, including all rights necessary to access and maintain the site. Approximately 68% of our leases will expire or be subject to renewal in the next 5 years, 20% will expire or be subject to renewal in 6 to 10 years and 12% will expire or be subject to renewal in more than 10 years. There is no significant concentration of outdoor advertising sites under any one lease or with any one landlord. An important part of our business activity is to manage our lease portfolio and negotiate suitable lease renewals and extensions. For further information regarding our outdoor advertising sites and structures, see “Item 1. Business—Our Portfolio of Outdoor Advertising Structures and Sites” and “Item 1. Business—Renovation, Improvement and Development.”

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

(per share)	High	Low	Dividends Declared
2015:
First Quarter	$31.49	$25.71	$0.40	(a)
Second Quarter	30.13	25.21	0.34
Third Quarter	28.38	20.63	0.34
Fourth Quarter	24.44	20.42	0.34

2014:
First Quarter (March 28, 2014 to March 31, 2014)	$30.47	$28.95	$—
Second Quarter	35.69	27.88	0.37
Third Quarter	34.75	29.16	0.37
Fourth Quarter	31.64	25.70	4.93	(b)

(a)
Includes a quarterly cash dividend and a special cash dividend. On February 26, 2015, our board of directors approved a quarterly cash dividend of $0.34 per share on our common stock and a special cash dividend of $0.06 per share on our common stock, comprised of a “top-up” of the 2014 annual dividend for REIT-distributable income (the “top-up dividend”). The quarterly cash dividend and the top-up dividend were paid on March 31, 2015, to stockholders of record on March 11, 2015.

(b)
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

On February 25, 2016, the closing price of our common stock on the NYSE was $20.37 per share.

Holders

As of February 25, 2016, we had 272 holders of record of our common stock.

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

Distributions that we make will be authorized and determined by our board of directors in its sole discretion out of assets legally available therefor. While we anticipate maintaining relatively stable distribution(s) during each year, the amount, timing and frequency of distributions will be at the sole discretion of the board of directors, and distributions will be declared based upon various factors, including but not limited to: future taxable income, limitations contained in our debt instruments (such as restrictions on distributions in excess of the minimum amount required to maintain our status as a REIT and on the ability of our subsidiaries to distribute cash to the Company), debt service requirements, our results of operations, our financial condition, our operating cash inflows and outflows, including capital expenditures and acquisitions, limitations on our ability to use cash generated in the TRSs to fund distributions and applicable law. See “Item 1A. Risk Factors,” “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” and “Item 8. Financial Statements and Supplementary Data.” We may need to increase our borrowings in order to fund our intended distributions. We expect that, at least initially, our distributions may exceed our net income under Generally Accepted Accounting Policies in the United States, due, in part, to noncash expenses included in net income (loss).

We anticipate that our distributions generally will be taxable as ordinary income to our stockholders, although we may designate a portion of the distributions as qualified dividend income or capital gain dividends or a portion of the distributions may constitute a return of capital or be taxable as capital gain. We furnish annually to each of our stockholders a statement setting forth distributions paid during the preceding year and their characterization as ordinary income dividends, return of capital, qualified dividends, income or capital gain dividends or non-dividend distributions. Approximately 95% of the dividends we distributed in 2015 should be considered ordinary income by our stockholders for tax purposes and approximately 5% should be considered a return of capital.

On February 26, 2015, we announced that our board of directors had authorized a quarterly cash dividend of $0.34 per share on our common stock, and a special cash dividend of $0.06 per share on our common stock, comprised of a top-up dividend. The quarterly cash dividend and the top-up dividend were paid on March 31, 2015, to stockholders of record at the close of business on March 11, 2015.

On April 30, 2015, we announced that our board of directors had authorized a quarterly cash dividend of $0.34 per share on our common stock, which was paid on June 30, 2015, to stockholders of record at the close of business on June 11, 2015.

On July 30, 2015, we announced that our board of directors had authorized a quarterly cash dividend of $0.34 per share on our common stock, which was paid on September 30, 2015, to stockholders of record at the close of business on September 10, 2015.

On October 28, 2015, we announced that our board of directors had authorized a quarterly cash dividend of $0.34 per share on our common stock, which was paid on December 31, 2015, to stockholders of record at the close of business on December 10, 2015.

On February 25, 2016, we announced that our board of directors approved a quarterly cash dividend of $0.34 per share on our common stock, payable on March 31, 2016, to stockholders of record at the close of business on March 10, 2016.

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

The following graph compares the cumulative total stockholder return on OUTFRONT Media Inc.’s common stock to the cumulative total return of Lamar Advertising Company, Clear Channel Outdoor Holdings, Inc., the Standard & Poor’s 500 Stock Index (“S&P 500”), the S&P 500 Media Industry Index, and the FTSE National Association of Real Estate Investment Trusts (“NAREIT”) All Equity REITs Index.

The performance graph assumes $100 invested on March 28, 2014, in OUTFRONT Media Inc.’s common stock, Lamar Advertising Company’s common stock, Clear Channel Outdoor Holdings, Inc.’s common stock, the S&P 500, the S&P 500 Media Industry Index, and the FTSE NAREIT All Equity REITs Index, including the reinvestment of dividends, through the calendar year ended December 31, 2015.

	Mar. 28, 2014	Mar. 31, 2014	Jun. 30, 2014	Sept. 30, 2014	Dec. 31, 2014	Mar. 31, 2015	Jun. 30, 2015	Sept. 30, 2015	Dec. 31, 2015
OUTFRONT Media Inc.	$100.00	$99.15	$112.06	$103.81	$110.12	$124.43	$106.30	$88.93	$94.82
Lamar Advertising Company	100.00	98.74	104.32	98.53	108.99	121.84	119.56	109.96	127.89
Clear Channel Outdoor Holdings, Inc.	100.00	99.67	89.50	78.80	123.81	118.32	118.44	83.36	65.36
S&P 500	100.00	100.80	106.07	107.27	112.56	113.63	113.95	106.61	114.12
S&P 500 Media Industry Index(a)	100.00	101.02	108.15	108.01	115.65	116.32	122.09	108.07	110.68
FTSE NAREIT All Equity REITs Index	100.00	100.67	107.84	105.16	118.77	123.50	122.30	113.41	112.12

(a)
The S&P 500 Media Industry Index consists of the following companies: Cablevision Systems Corporation; Time Warner Cable Inc.; Interpublic Group of Companies, Inc.; Walt Disney Company; Omnicom Group Inc.; Time Warner Inc.; Comcast Corporation; Scripps Networks Interactive, Inc.; Discovery Communications, Inc.; CBS Corporation; Viacom Inc.; Twenty-first Century Fox, Inc.; News Corporation; TEGNA Inc.; and Viacom Inc.

Unregistered Sales of Equity Securities

On October 27, 2015, we issued 9,266 shares of our common stock to J&M Holding Enterprises, Inc. (“J&M”), an affiliate of Videri Inc. (“Videri”), and we issued 59,304 shares of our common stock to Videri, each in connection with licenses and services received under a development and license agreement with Videri and J&M. The shares were issued without registration in reliance on the exemption afforded by Rule 506 of Regulation D and Section 4(a)(2) of the Securities Act of 1933, as amended, as a transaction not involving a public offering or general solicitation to accredited investors, with adequate Company information available.

Purchases of Equity Securities by the Issuer

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Remaining Authorizations
October 1, 2015 through October 31, 2015	—	$—	—	—
November 1, 2015 through November 30, 2015	—	—	—	—
December 1, 2015 through December 31, 2015	—	—	—	—
Total	—	—	—	—

Item 6. Selected Financial Data.

The following table sets forth our selected historical consolidated financial data for the periods presented. The selected historical consolidated statements of operations and cash flow data for each of the years ended December 31, 2015, 2014 and 2013 and the selected historical consolidated balance sheet data as of December 31, 2015 and 2014, have been derived from our audited consolidated financial statements for such years, which are included in this Annual Report on Form 10-K. The selected historical consolidated statements of operations and cash flow data for the years ended December 31, 2012 and 2011 and the selected historical consolidated balance sheet information as of December 31, 2013, 2012 and 2011 have been derived from our audited historical consolidated financial statements, which are not included in this Annual Report on Form 10-K.

Our historical consolidated financial data for 2013, 2012 and 2011 have been presented on a “carve-out” basis from CBS’s consolidated financial statements using the historical results of operations, cash flows, assets and liabilities attributable to CBS’s Outdoor Americas operating segment and include allocations of expenses from CBS. These allocations reflect significant assumptions, and the selected historical consolidated financial information set forth below and the financial statements included elsewhere in this Annual Report on Form 10-K do not necessarily reflect what our results of operations, financial condition or cash flows would have been if we had operated as a stand-alone company during the periods presented, and, accordingly, such information should not be relied upon as an indicator of our future performance, financial condition or liquidity.

You should read the following information together with “Item 1A. Risk Factors,” “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data.”

	Year Ended December 31,
(in millions, except per share amounts)	2015	2014	2013	2012	2011
Statement of Operations data:
Revenues	$1,513.8	$1,353.8	$1,294.0	$1,284.6	$1,277.1

Adjusted OIBDA(b)	$437.6	$413.4	$414.8	$408.4	$414.3
Less:
Stock-based compensation(c)	15.2	10.4	7.5	5.7	5.0
Restructuring charges	2.6	9.8	—	2.5	3.0
Acquisition costs	—	10.4	—	—	—
Loss on real estate assets held for sale(a)	103.6	—	—	—	—
Net (gain) loss on disposition	0.7	(2.5)	(27.3)	2.2	2.0
Depreciation	113.7	107.2	104.5	105.9	109.0
Amortization	115.4	95.0	91.3	90.9	102.9
Operating income	$86.4	$183.1	$238.8	$201.2	$192.4
Interest expense, net	$(114.8)	$(84.8)	$—	$—	$—
Benefit (provision) for income taxes	$(5.4)	$206.0	$(96.6)	$(89.0)	$(87.8)
Net income (loss)	$(29.4)	$306.9	$143.5	$113.4	$107.1
Net income (loss) per weighted average shares outstanding(d):
Basic	$(0.21)	$2.69	$1.26	$0.99	$0.94
Diluted	$(0.21)	$2.67	$1.25	$0.99	$0.93
Dividends declared per common share	$1.42	$5.67	$—	$—	$—
Funds from operations (“FFO”)(e)	$272.2	$483.9	$299.5	$288.0	$296.1
Adjusted FFO (“AFFO”)(e)	$266.8	$245.2	$259.9	$271.2	$316.2
Balance sheet data (at period end):
Property and equipment, net	$701.7	$782.9	$755.4	$807.9	$858.2
Total assets	$3,845.2	$4,023.6	$3,355.5	$3,464.9	$3,603.0
Current liabilities	$265.6	$255.2	$212.2	$205.6	$196.7
Long-term debt	$2,251.7	$2,198.3	$—	$—	$—
Total stockholders’ equity/invested equity	$1,212.6	$1,445.5	$2,754.4	$2,843.9	$2,990.6
Cash flow data:
Cash flow provided by operating activities	$293.1	$262.8	$281.1	$305.9	$340.1
Capital expenditures:
Growth	$33.6	$40.9	$37.2	$34.2	$28.2
Maintenance	25.6	23.3	23.7	14.0	15.4
Total capital expenditures	$59.2	$64.2	$60.9	$48.2	$43.6

(a)
In 2015, we recorded a non-cash loss on real estate assets held for sale. This non-cash loss is primarily comprised of the impact of including unrecognized foreign currency translation adjustment losses in the carrying value of assets held for sale. (See Item 8., Note 12. Acquisitions and Dispositions: Dispositions to the Consolidated Financial Statements).

(b)
Adjusted OIBDA is a non-GAAP financial measure. We calculate “Adjusted OIBDA” as Operating income before Depreciation, Amortization, Net (gains) losses on dispositions, Stock-based compensation, Restructuring charges, Loss on real estate assets held for sale and Acquisition costs. We use Adjusted OIBDA to evaluate our operating performance. Adjusted OIBDA is among the primary measures we use for managing our business, evaluating our operating performance and planning and forecasting future periods, as it is an important indicator of our operational strength and business performance. Our management believes users of our financial data are best served if the information that is made available to them allows them to align their analysis and evaluation of our operating results along the same lines that our management uses in managing, planning and executing our business strategy. Our management also believes that the presentation of Adjusted OIBDA, as a supplemental measure, is useful in evaluating our business because eliminating certain non-comparable items highlight operational trends in our business that may not otherwise be apparent when relying solely on GAAP financial measures. It is management’s opinion that this supplemental measure provides users of our financial data with an important perspective on our operating performance and also makes it easier for users of our financial data to compare our results with other companies that have different financing and capital structures or tax rates. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for further information about Adjusted OIBDA.

(c)	Stock-based compensation in 2014, excludes $5.6 million recorded as Restructuring charges.

(d)
Net income per weighted average share outstanding for 2014, 2013, 2012 and 2011 was calculated based on weighted average shares outstanding for 2014 of 114.3 million for basic EPS and 114.8 million for diluted EPS.

(e)
We calculate FFO in accordance with the definition established by NAREIT. FFO reflects net income (loss) adjusted to exclude gains and losses from the sale of real estate assets, depreciation and amortization of real estate assets, amortization of direct lease acquisition costs and loss on real estate assets held for sale, as well as the same adjustments for our equity-based investments, as applicable. We calculate AFFO as FFO adjusted to include cash paid for direct lease acquisition costs as such costs are generally amortized over a period ranging from four weeks to one year and therefore are incurred on a regular basis. AFFO also includes cash paid for maintenance capital expenditures since these are routine uses of cash that are necessary for our operations. In addition, AFFO excludes costs related to the Acquisition and restructuring charges, as well as certain non-cash items, including non-real estate depreciation and amortization, deferred income taxes, stock-based compensation expense, accretion expense, the non-cash effect of straight-line rent and amortization of deferred financing costs. We use FFO and AFFO measures for managing our business and for planning and forecasting future periods, and each is an important indicator of our operational strength and business performance, especially compared to other REITs. Our management believes users of our financial data are best served if the information that is made available to them allows them to align their analysis and evaluation of our operating results along the same lines that our management uses in managing, planning and executing our business strategy. Our management also believes that the presentations of FFO and AFFO, as supplemental measures, are useful in evaluating our business because adjusting results to reflect items that have more bearing on the operating performance of REITs highlight trends in our business that may not otherwise be apparent when relying solely on GAAP financial measures. It is management’s opinion that these supplemental measures provide users of our financial data with an important perspective on our operating performance and also make it easier to compare our results to other companies in our industry, as well as to REITs. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for further information about FFO and AFFO.

The following table presents a reconciliation of Net income (loss) to FFO and AFFO:

	Year Ended December 31,
(in millions)	2015	2014	2013	2012	2011
Net income (loss)(1)	$(29.4)	$306.9	$143.5	$113.4	$107.1
Depreciation of billboard advertising structures	104.9	99.6	97.5	98.8	101.3
Amortization of real estate-related intangible assets	55.8	44.9	43.2	42.5	53.5
Amortization of direct lease acquisition costs	36.3	33.8	30.9	31.1	32.1
Loss on real estate assets held for sale	103.6	—	—	—	—
Net (gain) loss on disposition of billboard advertising structures, net of tax	0.3	(2.1)	(16.4)	1.3	1.2
Adjustment related to equity-based investments	0.7	0.8	0.8	0.9	0.9
FFO	272.2	483.9	299.5	288.0	296.1
Adjustment for deferred income taxes	(1.7)	(249.5)	(19.4)	(5.7)	33.6
Cash paid for direct lease acquisition costs	(35.9)	(32.8)	(31.6)	(30.9)	(31.8)
Maintenance capital expenditures	(25.6)	(23.3)	(23.7)	(14.0)	(15.4)
Restructuring charges - severance, net of tax	2.0	3.7	—	—	—
Acquisition costs, net of tax	—	9.1	—	—	—
Other depreciation	8.8	7.6	7.0	7.1	7.7
Other amortization	23.3	16.3	17.2	17.3	17.3
Stock-based compensation	15.2	16.0	7.5	5.7	5.0
Non-cash effect of straight-line rent	(0.3)	(0.2)	1.2	1.2	1.0
Accretion expense	2.5	2.3	2.2	2.5	2.7
Amortization of deferred financing costs	6.3	12.1	—	—	—
AFFO	$266.8	$245.2	$259.9	$271.2	$316.2

(1)
Our net income (loss) reflects our tax status as a regular domestic C corporation for U.S. federal income tax purposes through July 16, 2014. On July 17, 2014, we began operating as a REIT for U.S. federal income tax purposes. We incurred an income tax expense of $5.4 million in 2015, realized an income tax benefit of $206.0 million in 2014, and incurred an income tax expense of $96.6 million in 2013, $89.0 million in 2012 and $87.8 million in 2011. Our cash paid for taxes during these periods were $5.8 million in 2015, $53.0 million in 2014, $112.8 million in 2013, $96.5 million in 2012 and $50.9 million in 2011. (See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Cash Flows.”)

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with our historical consolidated financial statements and the notes thereto in “Item 8. Financial Statements and Supplementary Data.” This MD&A contains forward-looking statements that involve numerous risks and uncertainties. The forward-looking statements are subject to a number of important factors, including, but not limited to, those factors discussed in “Item 1A. Risk Factors” and the “Cautionary Statement Regarding Forward-Looking Statements” section of this Annual Report on Form 10-K, that could cause our actual results to differ materially from the results described herein or implied by such forward-looking statements.

Our 2013 financial statements and the notes thereto, included in “Item 8. Financial Statements and Supplementary Data,” were presented on a “carve-out” basis from the consolidated financial statements of CBS using the historical results of operations, cash flows, assets and liabilities attributable to CBS’s Outdoor Americas operating segment and include allocations of expenses from CBS. These allocations reflect significant assumptions, and the financial statements do not necessarily reflect what our financial position, results of operations or cash flows would have been had we been a stand-alone company during the periods presented. As a result, historical financial information is not necessarily indicative of our future results of operations, financial position or cash flows.

Overview

We provide advertising space (“displays”) on out-of-home advertising structures and sites in the United States (the “U.S.”), Canada and Latin America. We manage our business through two segments - U.S. and International.

On July 17, 2014, we began operating as a real estate investment trust (“REIT”) for U.S. federal income tax purposes. (See “Item 1. Business—Tax Status”).

Business

We are one of the largest providers of advertising space on out-of-home advertising structures and sites across the U.S., Canada and Latin America. Our inventory consists of billboard displays, which are primarily located on the most heavily traveled highways and roadways in top Nielsen Designated Marketing Areas, and transit advertising displays with exclusive multi-year contracts with municipalities in large cities across the U.S. In total, we have displays in all of the 25 largest markets in the U.S. and over 180 markets in the U.S., Canada and Latin America. Our top market, high profile location focused portfolio includes sites such as the Bay Bridge in San Francisco, various locations along Sunset Boulevard in Los Angeles, and various sites in and around both Grand Central Station and Times Square in New York. With TAB Out of Home Ratings, we provide advertisers with the size and demographic composition of the audience that is exposed to individual displays. The combination of location and audience delivery is a selling proposition for the out-of-home industry. The breadth and depth of our portfolio provides our customers with a multitude of options to address a wide range of marketing objectives from national, brand-building campaigns to hyper-local businesses that want to drive customers to their retail location “one mile down the road.”

We believe that out-of-home advertising is an attractive form of advertising as our displays are ALWAYS ON™, are always viewable and cannot be turned off, skipped or fast-forwarded, providing our customers with a differentiated advertising solution at an attractive price point relative to other forms of advertising. We also believe that out-of-home is effective as a “stand-alone” medium, and as an integral part of a multi-media campaign, where it can reinforce digital and online ad messaging and/or extend the reach and frequency of traditional media (television, radio and print). In addition to leasing displays, we provide other value-added services to our customers, such as pre-campaign category research, consumer insights, creative design support, vinyl production and post-campaign tracking and analytics. We use a real-time mobile operations reporting system that facilitates proof of performance to customers for the majority of our business. We have a diversified base of customers across various industries. During 2015, our largest categories of advertisers were retail, television and healthcare/pharmaceuticals, which represented 10%, 8% and 7% of our total U.S. revenues, respectively. During 2014, our largest categories of advertisers were retail, television and healthcare/pharmaceuticals, which represented 10%, 8% and 8% of our total U.S. revenues, respectively. During 2013, our largest categories of advertisers were retail, television and entertainment, which represented 10%, 8% and 7% of our total U.S. revenues, respectively.

We manage our business through the following two segments:

United States. As of December 31, 2015, we had the largest number of advertising displays of any out-of-home advertising company operating in the 25 largest markets in the U.S. Our U.S. segment generated 27% of its revenues in the New York City metropolitan area in 2015, and 22% in 2014 and 20% in 2013, and generated 14% in the Los Angeles metropolitan area in 2015, and 13% in each of 2014 and 2013. Our U.S. segment generated Revenues of $1.38 billion in 2015, $1.20 billion in 2014 and $1.13 billion in 2013, and Operating income before Depreciation, Amortization, Net (gain) loss on dispositions, Stock-based compensation, Restructuring charges, Loss on real estate assets held for sale and Acquisition costs (“Adjusted OIBDA”) of $459.6 million in 2015, $416.2 million in 2014 and $406.4 million in 2013. (See the “Segment Results of Operations” section of this MD&A.)

International. Our International segment includes our operations in Canada and Latin America, including Mexico, Argentina, Brazil, Chile and Uruguay. Our International segment generated Revenues of $133.5 million in 2015, $155.0 million in 2014 and $163.9 million in 2013, and Adjusted OIBDA of $15.8 million in 2015, $24.3 million in 2014, and $29.1 million in 2013.

On October 31, 2015, we entered into an agreement with JCDecaux SA (“JCDecaux”), JCDecaux Latin America Investments Holding SL Unipersonal, a wholly-owned subsidiary of JCDecaux, and Corporacion Americana de Equipamientos Urbanos, S.L., a majority-owned subsidiary of JCDecaux, to sell all of our equity interests in certain of our subsidiaries (the “Transaction”), which hold all of the assets of our outdoor advertising business in Latin America for $82.0 million in cash, subject to working capital and indebtedness adjustments. The consummation of the Transaction is expected to occur in the first half of 2016, subject to customary closing conditions, including regulatory approval.

Economic Environment

Our revenues and operating results are sensitive to fluctuations in advertising expenditures, general economic conditions and other external events beyond our control.

Business Environment

The outdoor advertising industry is fragmented, consisting of a large number of companies operating on a national basis, as well as hundreds of smaller regional and local companies operating a limited number of displays in a single or a few local geographic markets. We compete with these companies for both customers and structure and display locations. We also compete with other media, including online, mobile and social media advertising platforms and traditional platforms such as, broadcast and cable television, radio, print media and direct mail marketers. Increasing the number of digital billboard displays in our most heavily trafficked locations is an important element of our organic growth strategy, as digital billboard displays have the potential to attract additional business from both new and existing customers. We believe digital billboard displays are attractive to our customers because they allow for the development of richer and more visually engaging messages, provide our customers with the flexibility both to target audiences by time of day and to quickly launch new advertising campaigns, and eliminate or greatly reduce production costs. In addition, digital billboard displays enable us to run multiple advertisements on each display (up to eight per minute). As a result, digital billboard displays generate approximately four times more revenue per display on average than traditional static billboard displays, and digital billboard displays generate higher profits and cash flows than traditional static billboard displays.

We believe the continued adoption and refinement of the out-of-home advertising industry’s audience measurement system, the “TAB Out of Home Ratings,” will enhance the value of the out-of-home medium by providing customers with improved audience measurement and the ability to target by gender, age, ethnicity and income. New refinements, including the impact of speed (i.e., how quickly a vehicle passes an individual billboard unit), and the recent inclusion of transit metrics, are making the measurement system more robust.  Additionally, we are developing a platform to enable us to utilize audience data and analytics for more effective ad targeting, which will factor location and time in addition to a more granular audience profile of our locations. By providing a consistent and standardized audience measurement metric, and increasingly available and reliable third-party data, we will be able to help advertisers impact increasingly mobile audiences with effective media plans in the out-of-home environment for both static and digital displays.

Our revenues and profits may fluctuate due to seasonal advertising patterns and influences on advertising markets. Typically, our revenues and profits are highest in the fourth quarter, during the holiday shopping season, and lowest in the first quarter, as advertisers cut back on spending following the holiday shopping season.

Our large-scale portfolio allows our customers to reach a national audience and also provides the flexibility to tailor campaigns to specific regions or markets. In 2015, we generated approximately 46% of our U.S. revenues from national advertising campaigns, compared to 41% in 2014 and 42% in 2013.The increase in revenues from national advertising campaigns in 2015 compared to 2014 and 2013 is primarily due to the impact of the acquisition of certain outdoor advertising businesses of Van Wagner Communications, LLC (the “Acquisition”) on October 1, 2014.

Our transit businesses require us to obtain and renew contracts with municipalities and other governmental entities. When these contracts expire, we generally must participate in highly competitive bidding processes in order to obtain a new contract. In November 2014, we were informed that we were not successful in the renewal of the New York City phone kiosk contract which we obtained as part of the Acquisition and our operation of these kiosks ceased during the first quarter of 2015.  In 2015, we generated revenue of $1.6 million related to these operations. On July 22, 2015, we entered into an agreement with the Metropolitan Transportation Authority (the “MTA”) to extend our existing transit contract for providing advertising services throughout the New York City subway system from December 31, 2015, to December 31, 2016, unless earlier terminated by the MTA on or after July 1, 2016. On July 22, 2015, we also entered into an agreement with the MTA to modify our existing bus and commuter rail advertising contract to change the MTA’s right to terminate the contract at any time, to a right to terminate at any time on or after July 1, 2016, and the right to exclude billboards on the MTA’s properties from any termination. The December 31, 2016, expiration date of the bus and commuter rail advertising contract remains unchanged. Our transit contract with the MTA represents $226.3 million in revenues, representing 55% of our U.S. transit and other revenues or 18% of our total U.S. revenues in 2015. We expect that a request for proposal will be issued by the MTA in 2016. (See “Item 1A. Risk Factors—Risks Related to Our Business and Operations—The success of our transit advertising business is dependent on obtaining and renewing key municipal contracts on favorable terms.”)

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

In 2015, we incurred $32.6 million of costs associated with operating as a stand-alone public company ($6.3 million incrementally over 2014).

In an effort to help users of our financial data evaluate our operating performance for 2015 and 2014, where indicated, we present Adjusted OIBDA, Funds from Operations (“FFO”) and Adjusted FFO (“AFFO”) and related per adjusted weighted average share amounts, on a REIT-comparable basis.

			% Change
	Year Ended December 31,		2015 vs.
(in millions, except percentages)	2015	2014	2014
Revenues	$1,513.8	$1,353.8	12%
Constant dollar revenues(a)	1,513.8	1,330.4	14
Operating income	86.4	183.1	(53)
Adjusted OIBDA(b):
Reported	437.6	413.4	6
On a REIT-comparable basis	437.6	407.1	7
FFO(b):
Reported	272.2	483.9	(44)
On a REIT-comparable basis	274.2	287.0	(4)
AFFO(b):
Reported	266.8	245.2	9
On a REIT-comparable basis	266.8	274.5	(3)
Net income (loss)	(29.4)	306.9	*

* Calculation not meaningful.

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

(b)
See the “Reconciliation of Non-GAAP Financial Measures” section of this MD&A for a reconciliation of Operating income to Adjusted OIBDA, Net income (loss) to FFO and AFFO, and results on a REIT-comparable basis.

Adjusted OIBDA

We calculate Adjusted OIBDA as Operating income before Depreciation, Amortization, Net (gains) losses on dispositions, Stock-based compensation, Restructuring charges, Loss on real estate assets held for sale and Acquisition costs. We calculate Adjusted OIBDA margin by dividing Adjusted OIBDA by total revenues. Adjusted OIBDA and Adjusted OIBDA margin are among the primary measures we use for managing our business, evaluating our operating performance and planning and forecasting future periods, as each is an important indicator of our operational strength and business performance. Our management believes users of our financial data are best served if the information that is made available to them allows them to align their analysis and evaluation of our operating results along the same lines that our management uses in managing, planning and executing our business strategy. Our management also believes that the presentations of Adjusted OIBDA and Adjusted OIBDA margin, as supplemental measures, are useful in evaluating our business because eliminating certain non-comparable items highlight operational trends in our business that may not otherwise be apparent when relying solely on GAAP financial measures. It is management’s opinion that these supplemental measures provide users of our financial data with an important perspective on our operating performance and also make it easier for users of our financial data to compare our results with other companies that have different financing and capital structures or tax rates.

FFO and AFFO

We calculate FFO in accordance with the definition established by the National Association of Real Estate Investment Trusts (“NAREIT”). FFO reflects net income (loss) adjusted to exclude gains and losses from the sale of real estate assets, depreciation and amortization of real estate assets, amortization of direct lease acquisition costs and the non-cash effect of loss on real estate assets held for sale, as well as the same adjustments for our equity-based investments, as applicable. We calculate AFFO as FFO adjusted to include cash paid for direct lease acquisition costs as such costs are generally amortized over a period ranging from four weeks to one year and therefore are incurred on a regular basis. AFFO also includes cash paid for maintenance capital expenditures since these are routine uses of cash that are necessary for our operations. In addition, AFFO excludes costs related to the Acquisition and restructuring charges, as well as certain non-cash items, including non-real estate depreciation and amortization, deferred income taxes, stock-based compensation expense, accretion expense, the non-cash effect of straight-line rent and amortization of deferred financing costs. We use FFO and AFFO measures for managing our business and for planning and forecasting future periods, and each is an important indicator of our operational strength and business performance, especially compared to other REITs. Our management believes users of our financial data are best served if the information that is made available to them allows them to align their analysis and evaluation of our operating results along the same lines that our management uses in managing, planning and executing our business strategy. Our management also believes that the presentations of FFO, AFFO, and related per weighted average share and per adjusted weighted average share amounts, as supplemental measures, are useful in evaluating our business because adjusting results to reflect items that have more bearing on the operating performance of REITs highlight trends in our business that may not otherwise be apparent when relying solely on GAAP financial measures. It is management’s opinion that these supplemental measures provide users of our financial data with an important perspective on our operating performance and also make it easier to compare our results to other companies in our industry, as well as to REITs.

Adjusted Weighted Average Shares

For 2014, we present weighted average shares on an adjusted basis for basic earnings per share (“EPS”) to give effect to the 23,000,000 shares issued on April 2, 2014, in connection with the initial public offering (“IPO”), the 97,000,000 shares outstanding after our stock split and 16,536,001 shares issued in connection with the distribution of accumulated earnings and profits as of July 17, 2014, the date we began operating as a REIT for U.S. federal income tax purposes (the “E&P Purge”), and on an adjusted basis for diluted EPS to also give effect to dilutive potential shares from grants of restricted share units (“RSUs”), performance-based RSUs (“PRSUs”) and stock options, as applicable. Our management believes that these presentations are useful in evaluating our business because they allow users of our financial data to evaluate our basic and diluted per share results after giving effect to the issuance of shares of our common stock in connection with our IPO and the E&P Purge, which increased our outstanding shares of common stock.

REIT-Comparable Basis Adjustments

We calculate Adjusted OIBDA, on a REIT-comparable basis, for 2015 and 2014, by adjusting 2014 to include incremental costs associated with operating as a stand-alone public company of $6.3 million, which were incurred in 2015. We calculate FFO, AFFO and related per adjusted weighted average share amounts, on a REIT-comparable basis, for 2015 and 2014, by adjusting (1) 2014 to include incremental costs associated with operating as a stand-alone public company, net of tax, incurred in 2015, one month of interest expense, net of tax, incurred in 2015, relating to our entry into the term loan due in 2021 (the “Term Loan”), the $425.0 million revolving credit facility (the “Revolving Credit Facility,” together with the Term Loan, the “Senior Credit Facilities”) and the issuance of $800.0 million of senior unsecured notes on January 31, 2014, and to exclude interest expense incurred 2014 related to an unused lender commitment to provide a senior unsecured bridge term loan facility associated with the Acquisition, income taxes that would not have been incurred had we been operating as a REIT throughout 2014, and with respect to FFO and related per adjusted weighted average share amounts only, an income tax benefit from the reversal of deferred tax liabilities due to our REIT conversion, Restructuring charges, net of tax, incurred in 2014, and Acquisition costs, net of tax, incurred in 2014, (2) 2015, with respect to FFO and related per adjusted weighted average share amounts only, to exclude Restructuring charges, net of tax, and Loss on real estate assets held for sale incurred in 2015, and (3) 2014, with respect to AFFO and related per adjusted weighted average share amounts only, to include one month of amortization of deferred financing costs incurred in 2015 relating to our entry into the Term Loan, the Revolving Credit Facility, and the issuance of $800.0 million of senior unsecured notes on January 31, 2014, and amortization of deferred financing costs incurred in 2014, related to an unused lender commitment to provide a senior unsecured bridge term loan facility associated with the Acquisition. Our management believes these adjusted presentations are useful in evaluating our business because they allow users of our financial data to compare our operating performance for 2015, against the operating performance for 2014, taking into account certain significant costs arising as a result of our separation from CBS Corporation (“CBS”) on July 16, 2014 (the “Separation”), the Acquisition and the Transaction, as well as the REIT tax treatment that would have applied had we been operating as a REIT for the full years presented.

Since adjusted weighted average shares for basic and diluted EPS, Adjusted OIBDA, Adjusted OIBDA margin, FFO and AFFO, and, on a REIT-comparable basis, Adjusted OIBDA, FFO and AFFO and, in each case, as applicable, related per weighted average share and per adjusted weighted average share amounts, are not measures calculated in accordance with GAAP, they should not be considered in isolation of, or as a substitute for, weighted average shares outstanding for basic and diluted EPS, Operating income (loss), Net income (loss), Revenues and Net income (loss) per common share for basic and diluted EPS, the most directly comparable GAAP financial measures, as indicators of operating performance. These measures, as we calculate them, may not be comparable to similarly titled measures employed by other companies. In addition, these measures do not necessarily represent funds available for discretionary use and are not necessarily a measure of our ability to fund our cash needs.

Reconciliation of Non-GAAP Financial Measures

The following table reconciles Operating income to Adjusted OIBDA, and Net income (loss) to FFO and AFFO. The table also reconciles Adjusted OIBDA, FFO and AFFO to Adjusted OIBDA, FFO and AFFO, and related per adjusted weighted average share amounts, on a REIT-comparable basis.

	Year Ended December 31,
(in millions, except per share amounts)	2015	2014
Operating income	$86.4	$183.1
Restructuring charges(a)	2.6	9.8
Acquisition costs(b)	—	10.4
Loss on real estate assets held for sale	103.6	—
Net (gain) loss on dispositions	0.7	(2.5)
Depreciation	113.7	107.2
Amortization	115.4	95.0
Stock-based compensation(a)	15.2	10.4
Adjusted OIBDA	437.6	413.4
Incremental stand-alone costs(c)	—	(6.3)
Adjusted OIBDA, on a REIT-comparable basis	$437.6	$407.1

Net income (loss)	$(29.4)	$306.9
Depreciation of billboard advertising structures	104.9	99.6
Amortization of real estate-related intangible assets	55.8	44.9
Amortization of direct lease acquisition costs	36.3	33.8
Loss on real estate assets held for sale	103.6	—
Net (gain) loss on disposition of billboard advertising structures, net of tax	0.3	(2.1)
Adjustment related to equity-based investments	0.7	0.8
FFO	272.2	483.9
Restructuring charges, net of tax	2.0	8.6
Acquisition costs, net of tax(b)	—	9.1
Income tax benefit from reversal of deferred tax liabilities due to REIT conversion	—	(235.6)
Incremental stand-alone costs, net of tax(c)	—	(5.7)
Adjustment to Interest expense, net of tax(d)	—	1.4
REIT tax adjustment(e)	—	25.3
FFO on a REIT-comparable basis	$274.2	$287.0

FFO per weighted average shares outstanding:
Basic	$1.98	$4.23
Diluted	$1.98	$4.22

FFO on a REIT-comparable basis, per adjusted weighted average share(f):
Basic	$2.00	$2.10
Diluted	$2.00	$2.09

	Year Ended December 31,
(in millions, except per share amounts)	2015	2014
FFO	$272.2	$483.9
Adjustment for deferred income taxes	(1.7)	(249.5)
Cash paid for direct lease acquisition costs	(35.9)	(32.8)
Maintenance capital expenditures	(25.6)	(23.3)
Restructuring charges - severance, net of tax(a)	2.0	3.7
Acquisition costs, net of tax(b)	—	9.1
Other depreciation	8.8	7.6
Other amortization	23.3	16.3
Stock-based compensation	15.2	16.0
Non-cash effect of straight-line rent	(0.3)	(0.2)
Accretion expense	2.5	2.3
Amortization of deferred financing costs	6.3	12.1
AFFO	266.8	245.2
Incremental stand-alone costs, net of tax(c)	—	(5.7)
Adjustment to Interest expense, net of tax(d)	—	1.4
Incremental amortization of deferred financing costs	—	(7.2)
REIT tax adjustment(e)	—	40.8
AFFO on a REIT-comparable basis	$266.8	$274.5

AFFO per weighted average shares outstanding:
Basic	$1.94	$2.15
Diluted	$1.94	$2.14

Weighted average shares outstanding:
Basic	137.3	114.3
Diluted	137.3	114.8

AFFO on a REIT-comparable basis, per adjusted weighted average share(f):
Basic	$1.94	$2.01
Diluted	$1.94	$2.00

Adjusted weighted average shares(f):
Basic	137.3	136.5
Diluted	137.3	137.0

(a)	In 2014, Restructuring charges relate to the severance of two executives and includes stock-based compensation expenses of $5.6 million.

(b)	Adjustment to reflect costs related to the Acquisition.

(c)	Adjustment to reflect incremental costs to operate as a stand-alone company at the same level as 2015.

(d)
Adjustment to reflect Interest expense, net of tax, to include one month of amortization of deferred financing costs incurred in 2015 relating to our entry into the Senior Credit Facilities and the issuance of $800.0 million of senior unsecured notes on January 31, 2014, and amortization of deferred financing costs incurred in 2014, related to an unused lender commitment to provide a senior unsecured bridge term loan facility associated with the Acquisition.

(e)	Adjustment to reflect tax balances as if we had been operating as a REIT throughout 2014.

(f)
Adjusted weighted average shares includes the 23,000,000 shares issued on April 2, 2014, in connection with the IPO, the 97,000,000 shares outstanding after our stock split(g) and the 16,536,001 shares issued in connection with the E&P Purge for basic EPS. Adjusted weighted average shares for diluted EPS also includes dilutive potential shares from grants of RSUs, PRSUs and stock options, as applicable.

(g)
On March 14, 2014, our board of directors declared a 970,000 to 1 stock split. As a result of the stock split, the 100 shares of our common stock then outstanding were converted into 97,000,000 shares of our common stock. The effects of the stock split have been applied retroactively to all reported periods for EPS purposes.

FFO in 2015 of $272.2 million decreased 44% compared to 2014, primarily due to the reversal in 2014 of $235.6 million of deferred income taxes due to our change in tax status to that of a REIT, higher interest costs and increased strategic business development expenses, higher legal expenses (the majority of which are expected to be non-recurring) and incremental stand-alone costs, net of tax, of $5.7 million in 2015, partially offset by the impact of the Acquisition and lower tax expense (excluding the one-time reversal of deferred taxes). AFFO in 2015 was $266.8 million, an increase of 9% compared to 2014. On a REIT-comparable basis, FFO decreased 4% and AFFO decreased 3% in 2015 compared to 2014. AFFO on a REIT-comparable basis per adjusted weighted average share was $1.94 per share for basic and diluted EPS in 2015. AFFO on a REIT-comparable basis per adjusted weighted average share was $2.01 for basic EPS and $2.00 for diluted EPS in 2014. The decrease in FFO and FFO per adjusted weighted average share, on a REIT-comparable basis, for 2015 compared to 2014, was primarily due to higher interest costs associated with the Acquisition, increased strategic business development expenses and one-time legal expenses, partially offset by the impact of the Acquisition. AFFO and AFFO per adjusted weighted average share for 2015, on a REIT-comparable basis, decreased compared to 2014, due primarily to higher interest costs associated with the Acquisition, increased strategic business development expenses, higher legal expenses (the majority of which are expected to be non-recurring), higher maintenance capital expenditures and higher cash paid for direct lease acquisition costs, partially offset by the impact of the Acquisition.

Analysis of Results of Operations

Revenues

We derive Revenues primarily from providing advertising space to customers on our advertising structures and sites. Our contracts with customers generally cover periods ranging from four weeks to one year. Revenues from billboard displays are recognized as rental income on a straight-line basis over the contract term. Transit and other revenues are recognized as earned over the contract period. For space provided to advertisers through the use of an advertising agency whose commission is calculated based on a stated percentage of gross advertising spending, our Revenues are reported net of agency commissions.

						(in constant dollars)(b)
	Year Ended December 31,			% Change		Year Ended December 31,		% Change
(in millions, except percentages)	2015	2014	2013	2015 vs. 2014	2014 vs. 2013	2014	2013	2015 vs. 2014	2014 vs. 2013
Revenues:
Billboard	$1,084.3	$971.5	$920.9	12%	5%	$951.2	$889.8	14%	7%
Transit and other	429.5	382.3	373.1	12	2	379.2	368.3	13	3
Total revenues	$1,513.8	$1,353.8	$1,294.0	12	5	$1,330.4	$1,258.1	14	6

Organic revenues(a):
Billboard	$905.0	$900.5	$882.6	—	2	$900.5	$882.6	—	2
Transit and other	410.3	366.8	354.8	12	3	366.8	354.8	12	3
Total organic revenues(a)	1,315.3	1,267.3	1,237.4	4	2	1,267.3	1,237.4	4	2
Non-organic revenues:
Billboard	179.3	71.0	38.3	153	85	50.7	7.2	*	*
Transit and other	19.2	15.5	18.3	24	(15)	12.4	13.5	55	(8)
Total non-organic revenues	198.5	86.5	56.6	129	53	63.1	20.7	*	*
Total revenues	$1,513.8	$1,353.8	$1,294.0	12	5	$1,330.4	$1,258.1	14	6

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

Total revenues increased $160.0 million, or 12%, and organic revenues increased $48.0 million, or 4%, in 2015 compared to 2014. In constant dollars, revenues increased $183.4 million, or 14%, and organic revenues increased $48.0 million, or 4%, in 2015 compared to 2014.

Total revenues increased $59.8 million, or 5%, and organic revenues increased $29.9 million, or 2%, in 2014 compared to 2013. In constant dollars, revenues increased $72.3 million in 2014, or 6%, compared to 2013.

Non-organic revenues primarily reflect the Acquisition ($194.7 million in 2015 and $55.2 million in 2014), the discontinuation of a business line in April 2014, the November 2013 sale of our transit shelter operations in the greater Los Angeles area and other acquisitions and dispositions.

Total billboard revenues increased $112.8 million, or 12%, in 2015 compared to 2014, principally driven by the impact of the Acquisition, the conversion of traditional static billboard displays to digital billboard displays and an increase in production and installation revenues, partially offset by a decline in average revenue per display (yield) and the unfavorable foreign currency exchange impact of $20.3 million. In constant dollars, billboard revenues increased $133.1 million, or 14%, in 2015 compared to 2014. Total billboard revenues increased $50.6 million, or 5%, in 2014 compared to 2013, principally driven by the impact of the Acquisition, stronger local advertising sales and the conversion of traditional static billboard displays to digital billboard displays, partially offset by the unfavorable foreign currency exchange impact of $31.1 million. In constant dollars, billboard revenues increased $61.4 million, or 7%, in 2014 compared to 2013, due primarily to the Acquisition.

Total transit and other revenues increased $47.2 million, or 12%, in 2015 compared to 2014, driven by the impact of the Acquisition and stronger market conditions in local and national advertising that increased yield. Total transit and other revenues increased $9.2 million, or 2%, in 2014 compared to 2013, driven by revenues from the impact of the Acquisition, partially offset by the sale of our transit shelter operations in the greater Los Angeles area, the discontinuation of a business line in April 2014 and softer market conditions in national advertising.

Expenses

	Year Ended December 31,			% Change
(in millions, except percentages)	2015	2014	2013	2015 vs. 2014	2014 vs. 2013
Expenses:
Operating	$833.1	$726.5	$686.9	15%	6%
Selling, general and administrative	258.3	224.3	199.8	15	12
Restructuring charges	2.6	9.8	—	(73)	*
Loss on real estate assets held for sale	103.6	—	—	*	*
Acquisition costs	—	10.4	—	*	*
Net (gain) loss on dispositions	0.7	(2.5)	(27.3)	*	(91)
Depreciation	113.7	107.2	104.5	6	3
Amortization	115.4	95.0	91.3	21	4
Total expenses	$1,427.4	$1,170.7	$1,055.2	22	11

*	Calculation is not meaningful.

Operating Expenses

Our operating expenses are composed of the following:

Billboard property lease expenses. These expenses reflect the cost of leasing the real property on which our billboards are mounted. These lease agreements have terms varying between one month and multiple years, and usually provide renewal options. Rental expenses are comprised of a fixed monthly amount and under certain agreements, also include contingent rent, which varies based on the revenues we generate from the leased site. Property leases are generally paid in advance for periods ranging from one to twelve months. The fixed rent is expensed evenly over the contract term and the contingent rent is expensed as incurred when the related revenues are recognized.

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

	Year Ended December 31,			% Change
(in millions, except percentages)	2015	2014	2013	2015 vs. 2014	2014 vs. 2013
Operating expenses:
Billboard property lease	$369.5	$291.9	$266.5	27%	10%
Transit franchise	227.3	203.9	197.1	11	3
Posting, maintenance and other	236.3	230.7	223.3	2	3
Total operating expenses	$833.1	$726.5	$686.9	15	6

Billboard property lease expenses represented 34% of billboard revenues in 2015 and 30% in 2014 and 29% in 2013. Transit franchise expenses represented 63% of transit revenues in 2015, 62% in 2014 and 64% in 2013. Billboard property lease and transit franchise expenses increased by $101.0 million in 2015 over 2014. The increase in billboard property lease expenses in 2015 compared to 2014 was primarily due to the impact of the Acquisition. The increase in transit franchise expenses in 2015 compared to 2014 was primarily due to the increase in transit revenues. Billboard property lease and transit franchise expenses increased by $32.2 million in 2014 over 2013, primarily due to the impact of the Acquisition.

Posting, maintenance and other expenses as a percentage of Revenues were 16% in 2015 and 17% in each of 2014 and 2013. Posting, maintenance and other expenses increased $5.6 million, or 2%, in 2015 compared to 2014, principally due to the impact of the Acquisition and higher production and installation costs, which are typically billed to the advertiser and recorded as Revenues, partially offset by a decrease in taxes, posting, materials and utilities expenses, and a favorable impact from foreign currency exchange rates. Posting, maintenance and other expenses increased $7.4 million, or 3%, in 2014 compared to 2013, principally due to impact of the Acquisition and higher production and installation costs, which are typically billed to the advertiser and recorded as Revenues.

Selling, General and Administrative Expenses (“SG&A”)

SG&A expenses represented 17% of Revenues in each of 2015 and 2014 and 15% of Revenues in 2013. SG&A expenses increased $34.0 million, or 15%, in 2015 compared to 2014, primarily due to the impact of the Acquisition, increased strategic business development expenses of $9.8 million, incremental stand-alone costs of $6.3 million and higher legal expenses of $5.2 million, the majority of which are expected to be non-recurring. SG&A expenses increased $24.5 million, or 12%, in 2014 compared to 2013, primarily due to incremental stand-alone costs of $19.6 million and increased compensation-related expenses, partially offset by the impact of foreign exchange.

Restructuring Charges

In 2014, we recorded restructuring charges of $9.8 million associated with the reorganization of management, resulting in the departures of two executive officers. The restructuring charge is comprised of severance charges, including stock-based compensation of $5.6 million.

Loss on Real Estate Assets Held for Sale

In connection with the Transaction, the assets of our outdoor advertising business in Latin America has been classified as Assets held for sale on the Consolidated Statement of Financial Position. It is required that we measure assets held for sale at the lower of their carrying value (including unrecognized foreign currency translation adjustment losses) or fair value less cost to sell. The impact of including unrecognized foreign currency translation adjustment losses in the carrying value of assets held for sale resulted in a non-cash loss on real estate assets held for sale of approximately $103.6 million. This unrecognized foreign currency translation adjustment loss is currently included within Accumulated other comprehensive loss on the Consolidated Statement of Financial Position and will be reclassified into earnings when the Transaction is completed.

Net (Gain) Loss on Dispositions

Net loss on dispositions was $0.7 million in 2015. Net gain on dispositions in 2014 was $2.5 million, and includes a gain of $0.6 million related to the divestiture of a transit shelter operation in the greater Los Angeles area. Net gain on dispositions in 2013 was $27.3 million, which included a gain of $9.8 million from the disposition of most of our billboards in Salt Lake City in exchange for billboards in New Jersey and a gain of $17.5 million associated with the disposition of our transit shelter operations in Los Angeles. During 2013, we sold 50% of our transit shelter operations in Los Angeles, and we and the buyer each subsequently contributed our respective 50% interests in these operations to a 50/50 joint venture we own together.

Depreciation

Depreciation increased $6.5 million, or 6%, in 2015 compared to 2014, due primarily to the impact of the Acquisition and higher depreciation associated with the increased number of digital billboards. Both digital and static billboards are depreciated over an estimated useful life of 5 years to 20 years. Depreciation increased $2.7 million, or 3%, in 2014 compared to 2013, due primarily to depreciation associated with the Acquisition and higher depreciation due to the increased number of digital billboards.

Amortization

Amortization increased $20.4 million in 2015 compared to 2014, principally driven by amortization related to the intangible assets associated with the Acquisition. Amortization increased $3.7 million in 2014 compared to 2013, principally driven by amortization related to the intangible assets associated with the Acquisition. Amortization expense includes the amortization of direct lease acquisition costs of $36.3 million in 2015, $33.8 million in 2014 and $30.9 million in 2013. Capitalized direct lease acquisition costs were $36.3 million in 2015, $33.8 million in 2014 and $30.8 million in 2013.

Interest Expense

Interest expense, net, was $114.8 million (including $6.3 million of deferred financing costs) in 2015 and $84.8 million (including $12.1 million of deferred financing costs) in 2014. We incurred $1.6 billion of indebtedness on January 31, 2014, $600.0 million of indebtedness on October 1, 2014 and $100.0 million of indebtedness on March 30, 2015 (see the “Liquidity and Capital Resources” section of this MD&A).

Benefit (Provision) for Income Taxes

Prior to the Separation, we were a member of CBS’s consolidated tax group and were taxable as a regular domestic C corporation for U.S. federal income tax purposes (i.e., we were subject to taxation at regular corporate rates). Pursuant to the tax matters agreement that we entered into with CBS, we are liable to pay CBS for any taxes imposed on or related to us while we were a member of the CBS consolidated tax group. In addition, CBS is liable to pay us for any reductions in taxes paid related to us while we were a member of the CBS consolidated tax group. The tax matters agreement also separately allocates among the parties any tax liability arising as a result of any failure of the Separation to qualify as a tax-free transaction based on actions taken during the two-year period following the Separation. After the Separation, CBS ceased to own at least 80% of our outstanding common stock, and as a result, we were no longer a member of CBS’s consolidated tax group.

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

The provision for income taxes in 2015 was $5.4 million, the benefit for income taxes in 2014 was $206.0 million, including the reversal of $235.6 million, representing substantially all Deferred income tax liabilities, net, as a result of our REIT conversion, and the provision for income taxes in 2013 was $96.6 million. Excluding the Loss on real estate assets held for sale of $103.6 million in 2015 and the non-cash benefit recorded as a result of our REIT conversion in 2014, the effective income tax rate was 7.2% for 2015, 30.3% for 2014 and 40.7% for 2013. As a result of our REIT conversion, our 2015 tax rate is substantially lower than prior years.

Net Income (Loss)

In 2015, Net loss was $29.4 million compared to Net income of $306.9 million in 2014, primarily due to Loss on real estate assets held for sale, the write-off of deferred taxes in 2014 in connection with our conversion to a REIT, the impact of the Acquisition on Revenues, Total expenses and Interest expense, net, increased stand-alone costs, strategic business development expenses and legal expenses, the majority of which are expected to be non-recurring, and increased interest expenses related to the Term Loan and the issuance of $800.0 million of senior unsecured notes on January 31, 2014, partially offset by a lower provision for income taxes as a result of our REIT conversion. In 2014, Net income was $306.9 million, an increase of $163.4 million compared to 2013, primarily due to the write-off of deferred taxes in connection with our conversion to a REIT and higher revenues, partially offset by the incurrence of after-tax interest expense, after-tax incremental stand-alone costs, restructuring charges and costs related to the Acquisition in 2014, and an after-tax gain on the disposition of most of our billboards in Salt Lake City in 2013.

Segment Results of Operations

We present Adjusted OIBDA as the primary measure of profit and loss for our operating segments in accordance with Financial Accounting Standards Board (the “FASB”) guidance for segment reporting. (See the “Key Performance Indicators” section of this MD&A.)

The following table presents our Revenues, Adjusted OIBDA, Operating income and Depreciation and Amortization by segment in 2015, 2014 and 2013.

	Year Ended December 31,
(in millions)	2015	2014	2013
Revenues:
United States	$1,380.3	$1,198.8	$1,130.1
International	133.5	155.0	163.9
Total revenues	1,513.8	1,353.8	1,294.0
Foreign currency exchange impact	—	23.4	35.9
Constant dollar revenues(a)	$1,513.8	$1,330.4	$1,258.1

Operating income	$86.4	$183.1	$238.8
Restructuring charges(b)(c)	2.6	9.8	—
Acquisition costs(b)	—	10.4	—
Loss on real estate assets held for sale	103.6	—	—
Net (gain) loss on dispositions	0.7	(2.5)	(27.3)
Depreciation	113.7	107.2	104.5
Amortization	115.4	95.0	91.3
Stock-based compensation(b)	15.2	10.4	7.5
Adjusted OIBDA	$437.6	$413.4	$414.8

Adjusted OIBDA:
United States	$459.6	$416.2	$406.4
International	15.8	24.3	29.1
Corporate	(37.8)	(27.1)	(20.7)
Total Adjusted OIBDA	$437.6	$413.4	$414.8

Operating income (loss):
United States	$251.3	$244.3	$267.1
International	(111.9)	(3.5)	(0.1)
Corporate	(53.0)	(57.7)	(28.2)
Total operating income	$86.4	$183.1	$238.8

(a)	Revenues on a constant dollar basis are calculated as reported revenues excluding the impact of foreign currency exchange rates between years.

(b)	Restructuring charges, costs related to the Acquisition and stock-based compensation are classified as Corporate expenses.

(c)	Restructuring charges for 2014 includes stock-based compensation expenses of $5.6 million.

United States

	Year Ended December 31,			% Change
(in millions, except percentages)	2015	2014	2013	2015 vs. 2014	2014 vs. 2013
Revenues:
Billboard	$969.8	$838.4	$780.0	16%	7%
Transit and other	410.5	360.4	350.1	14	3
Total revenues	$1,380.3	$1,198.8	$1,130.1	15	6

Organic revenues(a):
Billboard	$790.5	$787.7	$772.8	—	2
Transit and other	391.3	348.0	336.6	12	3
Total organic revenues(a)	1,181.8	1,135.7	1,109.4	4	2
Non-organic revenues:
Billboard	179.3	50.7	7.2	*	*
Transit and other	19.2	12.4	13.5	55	(8)
Total non-organic revenues	198.5	63.1	20.7	*	*
Total revenues	1,380.3	1,198.8	1,130.1	15	6
Operating expenses	(743.9)	(626.1)	(584.2)	19	7
SG&A expenses	(176.8)	(156.5)	(139.5)	13	12
Adjusted OIBDA	$459.6	$416.2	$406.4	10	2

Operating income	$251.3	$244.3	$267.1	3	(9)
Restructuring charges	2.6	—	—	*	*
Net (gain) loss on dispositions	0.6	(2.5)	(27.5)	*	*
Depreciation and amortization	205.1	174.4	166.8	18	5
Adjusted OIBDA	$459.6	$416.2	$406.4	10	2

*	Calculation not meaningful.

(a)	Organic revenues exclude revenues associated with significant acquisitions and divestitures, and revenues associated with business lines we no longer operate (“non-organic revenues”).

Total U.S. revenues increased $181.5 million, or 15%, and U.S. organic revenues increased $46.1 million, or 4%, in 2015 compared to 2014. Non-organic revenues primarily reflect the Acquisition in 2014, the discontinuation of a business line in April 2014 and other acquisitions and dispositions.

Total U.S. revenue growth in 2015 compared to 2014, reflecting the impact of the Acquisition ($194.7 million), strong local and national revenues in transit, and growth attributable to the conversion of traditional static billboard displays to digital billboard displays, partially offset by a decline in average revenue per display (yield) in billboards. Total U.S. revenues increased $68.7 million, or 6%, and U.S. organic revenues increased $26.3 million, or 2%, in 2014 compared to 2013, reflecting growth attributable to the conversion of traditional static billboard displays to digital billboard displays. Total revenue growth in 2014 compared to 2013 was led by growth attributable to the conversion of traditional static billboard displays to digital billboard displays. We generated approximately 46% in 2015, 41% in 2014 and 42% in 2013 of our U.S. revenues from national advertising campaigns. The increase in the percentages of revenues from national advertising campaigns in 2015 compared to 2014 is primarily due to the impact of the Acquisition.

Revenues from U.S. billboards increased $131.4 million, or 16%, in 2015 compared to 2014, primarily reflecting the impact of the Acquisition, the conversion of traditional static billboard displays to digital billboard displays and an increase in production and installation revenues, partially offset by a decline in average revenue per display (yield). Revenues from U.S. billboards increased $58.4 million, or 7%, in 2014 compared to 2013, reflecting the impact of the Acquisition.

Organic revenues from U.S. billboards increased $2.8 million in 2015 compared to 2014, primarily due to the conversion of traditional static billboard displays to digital billboard displays and production and installation revenues, partially offset by a decline in average revenue per display (yield). Sales performance in 2015 compared to 2014 was negatively impacted by proactive organizational changes in certain markets. Organic revenues from U.S. billboards increased $14.9 million, or 2%, in 2014 compared to 2013.

Transit and other revenues in the U.S. increased $50.1 million, or 14%, in 2015 compared to 2014, reflecting the impact of the Acquisition and stronger market conditions in local and national advertising for transit that increased yield. Transit and other revenues in the U.S. increased $10.3 million, or 3%, in 2014 compared to 2013, reflecting the impact of the Acquisition and local sales in the New York metropolitan area, partially offset by the sale of our transit shelter operations in the greater Los Angeles area, the discontinuation of a business line and softer market conditions in national advertising.

Organic revenues from U.S. transit and other increased $43.3 million, or 12%, in 2015 compared to 2014. This increase was driven by increased advertiser demand for transit displays as reflected by an increase in average revenue per display (yield). Organic revenues from U.S. transit and other increased $11.4 million, or 3%, in 2014 compared to 2013.

U.S. operating and SG&A expenses increased $117.8 million and $20.3 million, or 19% and 13%, respectively, in 2015 compared to 2014, primarily due to the impact of the Acquisition, higher transit franchise expenses due to the increase in transit revenues compared to the corresponding prior-year period, increased compensation-related expenses and increased strategic business development expenses. U.S. operating and SG&A expenses increased $41.9 million and $17.0 million, or 7% and 12%, respectively, in 2014 compared to 2013, primarily due to $38.9 million of expenses related to the properties acquired in connection with the Acquisition. In the United States, billboard property lease expenses represented 34% of billboard revenues in 2015, 30% of billboard revenues in 2014 and 27% of billboard revenues in 2013, and transit franchise expenses represented 63% of transit revenues in 2015 and 64% of transit revenues in each of 2014 and 2013.

U.S. Adjusted OIBDA increased $43.4 million in 2015 compared to 2014, primarily due to the impact of the Acquisition. Adjusted OIBDA margin decreased to 33% in 2015 from 35% in 2014. U.S. Adjusted OIBDA increased $9.8 million in 2014 compared to 2013, primarily due to the impact of the Acquisition, partially offset by $9.2 million of incremental stand-alone costs included in 2014. Adjusted OIBDA margin decreased to 35% in 2014 from 36% in 2013. Net gain on dispositions in 2013 was $27.5 million, which included a gain of $9.8 million from the disposition of most of our billboards in Salt Lake City in exchange for billboards in New Jersey and $17.5 million associated with the disposition of our transit shelter operations in Los Angeles. During 2013, we sold 50% of our transit shelter operations in Los Angeles, and we and the buyer each subsequently contributed our respective 50% interests in these operations to a 50/50 joint venture we own together.

International

						(in constant dollars)(b)
	Year Ended December 31,			% Change		Year Ended December 31,		% Change
(in millions, except percentages)	2015	2014	2013	2015 vs. 2014	2014 vs. 2013	2014	2013	2015 vs. 2014	2014 vs. 2013
Revenues:
Billboard	$114.5	$133.1	$140.9	(14)%	(6)%	$112.8	$109.8	2%	3%
Transit and other	19.0	21.9	23.0	(13)	(5)	18.8	18.2	1	3
Total revenues	$133.5	$155.0	$163.9	(14)	(5)	$131.6	$128.0	1	3

Organic revenues(a):
Billboard	$114.5	$112.8	$109.8	2	3	$112.8	$109.8	2	3
Transit and other	19.0	18.8	18.2	1	3	18.8	18.2	1	3
Total organic revenues(a)	133.5	131.6	128.0	1	3	131.6	128.0	1	3
Non-organic revenues:
Billboard	—	20.3	31.1	*	(35)	—	—	*	*
Transit and other	—	3.1	4.8	*	(35)	—	—	*	*
Total non-organic revenues	—	23.4	35.9	*	(35)	—	—	*	*
Total revenues	$133.5	$155.0	$163.9	(14)	(5)	$131.6	$128.0	1	3

Canada	$71.7	$82.5	$84.7	(13)	(3)	$71.2	$68.2	1	4
Latin America	61.8	72.5	79.2	(15)	(8)	60.4	59.8	2	1
Total revenues	133.5	155.0	163.9	(14)	(5)	131.6	128.0	1	3
Operating expenses	(89.2)	(100.4)	(102.7)	(11)	(2)	(85.4)	(80.7)	4	6
SG&A expenses	(28.5)	(30.3)	(32.1)	(6)	(6)	(25.7)	(23.0)	11	12
Adjusted OIBDA	$15.8	$24.3	$29.1	(35)	(16)	$20.5	$24.3	(23)	(16)

Operating loss	$(111.9)	$(3.5)	$(0.1)	*	*
Loss on real estate assets held for sale	103.6	—	—	*	*
Net loss on dispositions	0.1	—	0.2	*	*
Depreciation and amortization	24.0	27.8	29.0	(14)	(4)
Adjusted OIBDA	$15.8	$24.3	$29.1	(35)	(16)

*	Calculation is not meaningful.

(a)	Organic revenues exclude revenues associated with significant acquisitions and divestitures, business lines we no longer operate, and the impact of foreign exchange rates (“non-organic revenues”).

(b)	Revenues on a constant dollar basis are calculated as reported revenues excluding the impact of foreign currency exchange rates between years.

Total International revenues decreased $21.5 million, or 14%, in 2015 compared to 2014, reflecting the unfavorable impact of foreign currency exchange rates. In constant dollars, total International revenues in 2015 increased 1% compared to 2014, driven by an increase in Canada of 1% and in Latin America of 2%. Total International revenues decreased $8.9 million, or 5%, in 2014 compared to 2013, reflecting the negative impact of foreign exchange rates. In constant dollars, total International revenues increased 3% in 2014 compared to 2013, driven by an increase in Canada of 4% and Latin America of 1%.

International operating expenses decreased $11.2 million, or 11%, in 2015 compared to 2014, driven by the favorable impact of foreign currency exchange rates, partially offset by an increase in billboard property lease costs and higher posting, maintenance and other expenses in Latin America. International SG&A expenses decreased $1.8 million, or 6%, in 2015 compared to 2014, primarily driven by the favorable impact of foreign currency exchange rates, partially offset by higher compensation-related expenses and professional fees. International operating expenses decreased $2.3 million, or 2%, in 2014 compared to 2013, aided by the impact of foreign exchange rates, partially offset by an increase in billboard property and transit franchise lease costs in Canada and South America. International SG&A expenses decreased $1.8 million, or 6%, in 2014 compared to 2013, primarily driven by the impact of foreign exchange rate changes, partially offset by higher compensation-related expenses and commissions.

International Adjusted OIBDA decreased $8.5 million, or 35%, in 2015 compared to 2014, driven by higher expenses. In constant dollars, International Adjusted OIBDA decreased $4.7 million, or 23%, in 2015 compared to 2014. International Adjusted OIBDA decreased $4.8 million, or 16%, in 2014 compared to 2013, driven by higher expenses. In constant dollars, International Adjusted OIBDA decreased $3.8 million, or 16%, in 2014 compared to 2013.

On October 31, 2015, we entered into the Transaction for $82.0 million in cash, subject to working capital and indebtedness adjustments. The consummation of the Transaction is expected to occur in the first half of 2016, subject to customary closing conditions, including regulatory approval. In the fourth quarter of 2015, in connection with the Transaction, we recorded a non-cash loss on real estate assets held for sale of $103.6 million associated with the related assets held for sale and recorded Assets held for sale of $5.2 million and Liabilities held for sale of $25.0 million on the Consolidated Statement of Financial Position.

Corporate

Corporate expenses primarily include expenses associated with employees who provide centralized services. Corporate expenses, excluding restructuring charges, costs related to the Acquisition and stock-based compensation, were $37.8 million in 2015, $27.1 million in 2014 and $20.7 million in 2013. The increase in corporate expenses in 2015 reflect incremental stand-alone costs of $6.3 million, higher legal expenses of $5.2 million, the majority of which are expected to be non-recurring, and increased strategic business development expenses of $4.1 million, partially offset by decreases in compensation expense. The increase in corporate expenses in 2014 was primarily due to incremental stand-alone costs of $10.4 million, partially offset by lower costs associated with our conversion to a REIT.

Liquidity and Capital Resources

	As of
(in millions, except percentages)	December 31, 2015	December 31, 2014	% Change
Assets:
Cash and cash equivalents	$101.6	$28.5	*%
Receivables, less allowance ($8.9 in 2015 and $14.2 in 2014)	209.5	217.5	(4)
Deferred income tax assets, net	1.6	2.3	(30)
Prepaid lease and transit franchise costs	61.5	68.2	(10)
Other prepaid expenses	21.9	26.1	(16)
Assets held for sale	5.2	—	*
Other current assets	15.3	12.7	20
Total current assets	416.6	355.3	17
Liabilities:
Accounts payable	83.6	75.2	11
Accrued compensation	39.4	34.6	14
Accrued interest	19.5	18.0	8
Accrued lease costs	28.8	34.4	(16)
Other accrued expenses	35.3	47.4	(26)
Deferred revenues	20.7	18.6	11
Liabilities held for sale	25.0	—	*
Other current liabilities	13.3	27.0	(51)
Total current liabilities	265.6	255.2	4
Working capital	$151.0	$100.1	51

*	Calculation is not meaningful.

We continually project anticipated cash requirements for our operating, investing and financing needs as well as cash flows generated from operating activities available to meet these needs. Our short-term cash requirements primarily include payments for operating leases, franchise rights, acquisitions, capital expenditures, interest and dividends. Funding for short-term cash needs will come primarily from our cash on hand, operating cash flows and borrowing capacity under our Revolving Credit Facility.

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

As of December 31, 2015, we had indebtedness of approximately $2.3 billion.

On February 25, 2016, we announced that our board of directors approved a quarterly cash dividend of $0.34 per share on our common stock, payable on March 31, 2016, to stockholders of record at the close of business on March 10, 2016.

Debt

Long-term debt consists of the following:

	As of
(in millions, except percentages)	December 31, 2015	December 31, 2014
Term loan, due 2021	$748.6	$798.3
Senior unsecured notes:
5.250% senior unsecured notes, due 2022	549.4	549.3
5.625% senior unsecured notes, due 2024	503.4	400.0
5.875% senior unsecured notes, due 2025	450.0	450.0
Total senior unsecured notes	1,502.8	1,399.3
Other(a)	0.3	0.7
Total long-term debt	$2,251.7	$2,198.3

Weighted average cost of debt	4.7%	4.6%

(a)
Primarily reflects the outstanding balance of long-term debt assumed in conjunction with the Acquisition. (See Item 8., Note 12. Acquisitions and Dispositions to the Consolidated Financial Statements.)

	Payments Due by Period
(in millions)	Total	2016	2017-2018	2019-2020	2021 and thereafter
Long-term debt	$2,250.0	$—	$—	$—	$2,250.0
Interest	779.7	106.3	212.5	212.5	248.4
Total	$3,029.7	$106.3	$212.5	$212.5	$2,498.4

Term Loan

On October 30, 2015, we made a discretionary payment of $50.0 million on the Term Loan.

The interest rate on the Term Loan was 3.0% per annum as of December 31, 2015. As of December 31, 2015, a discount of $1.4 million remains unamortized. The discount is being amortized through Interest expense, net, on the Consolidated Statement of Operations.

Senior Unsecured Notes

On March 30, 2015, two of our wholly owned subsidiaries, Outfront Media Capital LLC (“Capital LLC”) and Outfront Media Capital Corporation (“Finance Corp,” and together with Capital LLC, the “Borrowers”), issued an additional $100.0 million aggregate principal amount of 5.625% Senior Unsecured Notes due 2024 (the “Add-on Notes”) in a private placement. The Add-on Notes are of the same class and series as, and otherwise identical to, the 5.625% Senior Unsecured Notes due 2024 that were previously issued by the Borrowers on January 31, 2014. Interest on the Add-on Notes is payable on May 15 and November 15 of each year, beginning on May 15, 2015 and deemed to have accrued from November 15, 2014. As of December 31, 2015, a premium of $3.4 million on the Add-on Notes remains unamortized. The premium is being amortized through Interest expense, net, on the Consolidated Statement of Operations over the life of the Add-on Notes.

On March 30, 2015, a portion of the net proceeds of the Add-on Notes were used to repay all outstanding borrowings against the Revolving Credit Facility and the remainder was retained for general corporate purposes.

As of December 31, 2015, a discount of $0.6 million on $150.0 million of the 5.250% Senior Unsecured Notes due 2022, remains unamortized. The discount is being amortized through Interest expense, net, on the Consolidated Statement of Operations.

On December 31, 2015, we completed an exchange offer pursuant to which all of the privately issued Add-on Notes were exchanged for publicly registered Add-on Notes having substantially identical terms.

Revolving Credit Facility

As of December 31, 2015, there were no outstanding borrowings under the Revolving Credit Facility.

The commitment fee based on the amount of unused commitments under the Revolving Credit Facility was $1.9 million in 2015. As of December 31, 2015, we had issued letters of credit totaling approximately $31.2 million against the Revolving Credit Facility.

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

Debt Covenants

The Credit Agreement dated January 31, 2014, (the “Credit Agreement”) governing the Term Loan and the Revolving Credit Facility, and the indentures governing our senior unsecured notes contain customary affirmative and negative covenants, subject to certain exceptions, including but not limited to those that limit the Company’s and our subsidiaries’ abilities to (i) pay dividends on, repurchase or make distributions in respect to the Company’s or Capital LLC’s capital stock or make other restricted payments (other than dividends or distributions necessary for us to maintain our REIT status, subject to certain conditions), and (ii) enter into agreements restricting certain subsidiaries’ ability to pay dividends or make other intercompany transfers.

The terms of the Credit Agreement require that, as long as any commitments remain outstanding under the Revolving Credit Facility, we maintain a Consolidated Net Secured Leverage Ratio, which is the ratio of (i) our consolidated secured debt (less up to $150.0 million of unrestricted cash) to (ii) our Consolidated EBITDA (as defined in the Credit Agreement) for the trailing four consecutive quarters, of no greater than 4.0 to 1.0. As of December 31, 2015, our Consolidated Net Secured Leverage Ratio was 1.5 to 1.0, as adjusted for the non-cash loss on real estate assets held for sale related to the Transaction. The Credit Agreement also requires that in connection with the incurrence of certain indebtedness, we maintain a Consolidated Total Leverage Ratio, which is the ratio of our consolidated total debt to our Consolidated EBITDA for the trailing four consecutive quarters, of no greater than 6.0 to 1.0. As of December 31, 2015, our Consolidated Total Leverage Ratio was 5.1 to 1.0, as adjusted for the non-cash loss on real estate assets held for sale related to the Transaction. As of December 31, 2015, we are in compliance with our debt covenants.

Letter of Credit Facility

As of December 31, 2015, we had issued letters of credit totaling approximately $68.9 million under our $80.0 million letter of credit facility. The fee under the letter of credit facility in 2015 and 2014 was immaterial.

Deferred Financing Costs

As of December 31, 2015, we had deferred $32.9 million in fees and expenses associated with the Term Loan, Revolving Credit Facility, letter of credit facility and our senior unsecured notes. We are amortizing the deferred fees through Interest expense, net, on the Consolidated Statement of Operations over the respective terms of the Term Loan, Revolving Credit Facility, letter of credit facility and our senior unsecured notes.

Cash Flows

The following table sets forth our cash flows in 2015, 2014 and 2013.

	Year Ended December 31,			% Change
(in millions, except percentages)	2015	2014	2013	2015 vs. 2014	2014 vs. 2013
Cash provided by operating activities	$293.1	$262.8	$281.1	12%	(7)%
Cash used for investing activities	(62.4)	(798.4)	(43.7)	(92)	*
Cash provided by (used for) financing activities	(148.6)	536.6	(227.0)	*	*
Effect of exchange rate changes on cash and cash equivalents	(3.3)	(2.3)	(0.8)	43	188
Net increase (decrease) to cash and cash equivalents	$78.8	$(1.3)	$9.6	*	*

*	Calculation is not meaningful.

Cash provided by operating activities increased $30.3 million in 2015 compared to 2014, primarily due to higher net income, as adjusted for non-cash items, resulting from the impact of the Acquisition and lower income taxes due to our REIT conversion. This was partially offset by an increased use of working capital driven by an increase in accounts receivable and decreases in accounts payables and accrued expenses. These working capital increases were offset by lower cash paid for income taxes. Cash provided by operating activities decreased $18.3 million in 2014 compared to 2013, primarily due to lower net income, as adjusted for non-cash items.

Prior to the Separation, we were a part of the consolidated federal and certain state and local income tax returns filed by CBS. Our assumed income tax payments reflected in the Condensed Consolidated Statements of Cash Flows were prepared as if these amounts were calculated on a separate tax return basis, with us as the taxpayer. After the Separation, we began operating as a REIT for U.S. federal income tax purposes. Actual cash payments for income taxes were $5.8 million in 2015. Actual cash payments for income taxes were $53.0 million in 2014, including payments made to CBS. Assumed cash payments were $112.8 million in 2013, include operating cash taxes $118.6 million, offset by excess tax benefits from stock-based compensation of $5.8 million, which are presented as cash flows from financing activities.

Cash used for investing activities decreased $736.0 million in 2015 compared to 2014 and increased $754.7 million in 2014 compared to 2013. In 2015, we completed several small acquisitions for a total purchase price of approximately $12.1 million, incurred $59.2 million in capital expenditures and received $8.9 million in proceeds from dispositions, primarily related to the disposition of substantially all of our assets in Puerto Rico. In 2014, we completed the Acquisition for a total purchase price of approximately $714.2 million (including working capital adjustments), completed several smaller acquisitions for a total purchase price of approximately $19.6 million, incurred $64.2 million in capital expenditures and made an investment of $3.0 million in Videri Inc. in connection with licenses and services to be received under a development and license agreement with Videri Inc. and its affiliate, and received $4.5 million in proceeds from dispositions. In 2013, Cash used for investing activities consisted of payments for acquisitions of $11.5 million, mainly for billboards and intangible assets in New Jersey, and capital expenditures of $60.9 million, partially offset by proceeds from dispositions of $28.7 million, mainly from the disposition of billboards in Salt Lake City and the sale of 50% of our transit shelter operations in Los Angeles.

The following table presents our capital expenditures in 2015, 2014 and 2013.

	Year Ended December 31,			% Change
(in millions, except percentages)	2015	2014	2013	2015 vs. 2014	2014 vs. 2013
Growth	$33.6	$40.9	$37.2	(18)%	10%
Maintenance	25.6	23.3	23.7	10	(2)
Total capital expenditures	$59.2	$64.2	$60.9	(8)	5

Capital expenditures decreased $5.0 million, or 8%, in 2015 compared to 2014, driven by a decline in digital billboard display spending, partially offset by increased investments in information technology and expenditures to renovate certain office facilities. Capital expenditures increased $3.3 million, or 5%, in 2014 compared to 2013, driven by growth in digital billboard displays, changing our imprints in connection with our rebranding and increased investments in information technology.

For the full year of 2016, we expect our capital expenditures to be approximately $65.0 million to $70.0 million, which will be used primarily for billboard maintenance, growth in digital billboard displays, installation of the most current LED lighting technology to improve the quality and extend the life of our static billboards and to renovate certain office facilities.

Cash used for financing activities was $148.6 million in 2015, compared to Cash provided by financing activities of $536.6 million in 2014 and Cash used for financing activities of $227.0 million in 2013. In 2015, we paid cash dividends $196.3 million, prepaid $50.0 million on the Term Loan and incurred debt, including a premium, of $103.8 million. In 2014, we incurred debt of $600.0 million related to the Acquisition on October 1, 2014, retained $100.0 million related to our IPO, retained $50.0 million related to the incurrence of $1.6 billion of indebtedness on January 31, 2014, received $49.3 million of net capital contributions from CBS and paid cash dividends of $242.7 million. In 2013, Cash used for financing activities principally reflected net cash distributions to CBS of $232.6 million.

Contractual Obligations

As of December 31, 2015, our significant contractual obligations and payments due by period were as follows:

	Payments Due by Period
(in millions)	Total	2016	2017-2018	2019-2020	2021 and thereafter
Guaranteed minimum franchise payments(a)	$300.9	$142.3	$97.0	$34.9	$26.7
Operating leases(b)	940.5	123.4	219.2	157.3	440.6
Long-term debt(c)	2,250.0	—	—	—	2,250.0
Interest(c)	779.7	106.3	212.5	212.5	248.4
Total	$4,271.1	$372.0	$528.7	$404.7	$2,965.7

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

(b)
Consists of non-cancellable operating leases with terms in excess of one year for billboard sites, office space and equipment. Total future minimum payments of $940.5 million include $896.9 million for our billboard sites.

(c)
As of December 31, 2015, we had long-term debt of approximately $2.3 billion. Interest on the Term Loan is variable. For illustrative purposes, we are assuming an interest rate of 3.0% is assumed for all years, which reflects the interest rate as of December 31, 2015. An increase or decrease of 1/8% in the interest rate will change the annual interest expense by $0.9 million.

The above table excludes $0.8 million of reserves for uncertain tax positions and the related accrued interest and penalties, as we cannot reasonably predict the amount of and timing of cash payments related to this obligation.

In 2016, we expect to contribute $1.9 million to our pension plans. Contributions to our pension plans were $2.0 million in 2015, $1.6 million in 2014 and $3.8 million in 2013.

Off-Balance Sheet Arrangements

We have indemnification obligations with respect to letters of credit and surety bonds primarily used as security against non-performance in the normal course of business. The outstanding letters of credit and surety bonds approximated $114.0 million as of December 31, 2015, and were not recorded on the Consolidated Statements of Financial Position. Our off-balance sheet commitments primarily consist of operating lease arrangements and guaranteed minimum franchise payments. See Item 8, Note 17. Commitments and Contingencies to the Consolidated Financial Statements for information about our off-balance sheet commitments.

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

We consider the following accounting policies to be the most critical as they are significant to its financial condition and results of operations, and require significant judgment and estimates on the part of management in their application. For a summary of our significant accounting policies, see Item 8., Note 3. Summary of Significant Accounting Policies to the Consolidated Financial Statements.

Goodwill

We test goodwill for impairment on an annual basis on October 31 of each year and between annual tests should factors or indicators become apparent that would require an interim test. Goodwill is tested for impairment at the reporting-unit level. Each of our segments consists of two reporting units. We elected to perform the two-step quantitative impairment test in 2015.

The first step of the goodwill impairment test examines whether the carrying value of a reporting unit exceeds its fair value. With the exception of the Latin American reporting unit, we compute the estimated fair value of each reporting unit by adding the present value of the estimated annual cash flows over a discrete projection period to the residual value of the business at the end of the projection period. This technique requires us to use significant estimates and assumptions such as growth rates, operating margins, capital expenditures and discount rates. The estimated growth rates, operating margins and capital expenditures for the projection period are based on our internal forecasts of future performance as well as historical trends. The residual value is estimated based on a perpetual nominal growth rate, which is based on projected long-range inflation and long-term industry projections. The discount rates are determined based on the average of the weighted average cost of capital of comparable entities. A downward revision of these assumptions would decrease the fair values of our reporting units. We used the sales price in connection with the Transaction to determine the fair value of the Latin American reporting unit.

If the fair value of a reporting unit falls below its carrying value, excluding any impacts from foreign currency translation adjustments reflected in Accumulated other comprehensive loss on the Consolidated Statement Financial Position in conformity with GAAP, we would then perform the second step of the goodwill impairment test to determine the amount of any non-cash impairment charge. Such a charge could have a material effect on the statement of operations and statement of financial position.

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

Long-lived assets are assessed for impairment whenever there is an indication that the carrying amount of the asset may not be recoverable. Recoverability of these assets is determined by comparing the forecasted undiscounted cash flows generated by those assets to the respective asset’s carrying value, excluding any impacts from foreign currency translation adjustments reflected in Accumulated other comprehensive loss on the Consolidated Statement Financial Position in conformity with GAAP. The amount of impairment loss, if any, will be measured by the difference between the net carrying value and the estimated fair value of the asset and recognized as a non-cash charge. Long-lived assets held for sale are required to be measured at the lower of their carrying value (including unrecognized foreign currency translation adjustment losses) or fair value less cost to sell.

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

On July 16, 2014, we ceased to be a member of the CBS consolidated tax group and on July 17, 2014, we began operating as a REIT for U.S. federal income tax purposes.

As long as we remain qualified to be taxed as a REIT, we generally will not be subject to U.S. federal income tax on our REIT taxable income that we distribute to our stockholders. If we fail to qualify to be taxed as a REIT in any taxable year and do not qualify for certain statutory relief provisions, we will be subject to U.S. federal income tax at regular corporate rates and will be precluded from re-electing to be taxed as a REIT for the subsequent four taxable years following the year during which we lose our REIT qualification. Even if we qualify for taxation as a REIT, we may be subject to certain U.S. federal, state and local taxes on our income or property, and the income of our TRSs will be subject to taxation at regular corporate rates. Our qualification to be taxed as a REIT will depend upon our ability to meet on a continuing basis, through actual investment and operating results, various complex requirements under the Code, related to, among other things, the sources of our gross income, the composition and values of our assets, our distribution levels and the diversity of ownership of our shares. We believe we are organized in conformity with these requirements and that our manner of operation will enable us to continue to meet the requirements for qualification and taxation as a REIT. (See “Item 1. Business—Tax Status.”)

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

Accounting Standards

See Item 8., Note 3. Summary of Significant Accounting Policies to the Consolidated Financial Statements, for information about adoption of new accounting standards and recent accounting pronouncements.

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

We do not currently use derivatives or other financial instruments to mitigate our exposure to commodity price risk. However, we do enter into contracts with commodity providers to limit our exposure to commodity price fluctuations. For the year ended December 31, 2015, such contracts accounted for 3.2% of our total utility costs. As of December 31, 2015, we had one active electricity purchase agreement with fixed contract rates for locations throughout Texas, which expires in July 2018.

Foreign Exchange Risk

Foreign currency translation risk is the risk that exchange rate gains or losses arise from translating foreign entities’ statements of earnings and statements of financial position from functional currency to our reporting currency (the U.S. Dollar) for consolidation purposes. Any gain or loss on translation is included within comprehensive income and Accumulated other comprehensive income on our Consolidated Statement of Financial Position. The functional currency of our international subsidiaries is their respective local currency. We currently have $112.2 million of unrecognized foreign currency translation losses included within Accumulated other comprehensive income on our Consolidated Statement of Financial Position. During the fourth quarter of 2015, we recorded a Loss on real estate assets held for sale of $103.6 million on our Consolidated Statement of Operations as a result of the inclusion of unrealized foreign exchange losses in the carrying value of these assets.

Substantially all of our transactions at our foreign subsidiaries are denominated in their local functional currency, thereby reducing our risk of foreign currency transaction gains or losses.

We do not currently use derivatives or other financial instruments to mitigate foreign currency risk, although we may do so in the future.

Interest Rate Risk

We are subject to interest rate risk to the extent we have variable-rate debt outstanding including under our Senior Credit Facilities. As of December 31, 2015, we had a $750.0 million variable-rate Term Loan due 2021 outstanding, which has an interest rate of 3.0% per year. An increase or decrease of 1/8% in our interest rate on the Term Loan will change our annualized interest expense by approximately $0.9 million. We do not currently use derivatives or other financial instruments to mitigate interest rate risk, although we may do so in the future.

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

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of OUTFRONT Media Inc.

In our opinion, the accompanying consolidated statements of financial position and the related consolidated statements of operations, comprehensive income, invested equity/stockholders’ equity and cash flows present fairly, in all material respects, the financial position of OUTFRONT Media Inc. and its subsidiaries at December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules II and III appearing under Item 15(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company's internal control over financial reporting based on our audits (which was an integrated audit in 2015). We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP
New York, New York
February 29, 2016

OUTFRONT Media Inc.
Consolidated Statements of Financial Position

	As of December 31,
(in millions)	2015	2014
Assets:
Current assets:
Cash and cash equivalents	$101.6	$28.5
Receivables, less allowances of $8.9 in 2015 and $14.2 in 2014	209.5	217.5
Deferred income tax assets, net (Note 15)	1.6	2.3
Prepaid lease and transit franchise costs	61.5	68.2
Other prepaid expenses	21.9	26.1
Assets held for sale (Note 12)	5.2	—
Other current assets	15.3	12.7
Total current assets	416.6	355.3
Property and equipment, net (Note 4)	701.7	782.9
Goodwill (Note 5)	2,074.7	2,154.2
Intangible assets (Note 5)	570.5	633.2
Other assets	81.7	98.0
Total assets	$3,845.2	$4,023.6

Liabilities:
Current liabilities:
Accounts payable	$83.6	$75.2
Accrued compensation	39.4	34.6
Accrued interest	19.5	18.0
Accrued lease costs	28.8	34.4
Other accrued expenses	35.3	47.4
Deferred revenues	20.7	18.6
Liabilities held for sale (Note 12)	25.0	—
Other current liabilities	13.3	27.0
Total current liabilities	265.6	255.2
Long-term debt (Note 8)	2,251.7	2,198.3
Deferred income tax liabilities, net (Note 15)	10.9	17.2
Asset retirement obligation (Note 6)	33.2	36.6
Other liabilities	71.2	70.8
Total liabilities	2,632.6	2,578.1

Commitments and contingencies (Note 17)

Stockholders’ equity (Note 10):
Common stock (2015 - 450.0 shares authorized, and 137.6 shares issued and outstanding; 2014 - 450.0 shares authorized, and 136.6 shares authorized, issued or outstanding)	1.4	1.4
Additional paid-in capital	1,934.3	1,911.2
Distribution in excess of earnings	(602.2)	(377.0)
Accumulated other comprehensive loss (Note 9)	(120.9)	(90.1)
Total stockholders’ equity	1,212.6	1,445.5
Total liabilities and stockholders’ equity	$3,845.2	$4,023.6
See accompanying notes to consolidated financial statements.

OUTFRONT Media Inc.
Consolidated Statements of Operations

	Year Ended December 31,
(in millions, except per share amounts)	2015	2014	2013
Revenues:
Billboard	$1,084.3	$971.5	$920.9
Transit and other	429.5	382.3	373.1
Total revenues	1,513.8	1,353.8	1,294.0
Expenses:
Operating	833.1	726.5	686.9
Selling, general and administrative	258.3	224.3	199.8
Restructuring charges (Note 11)	2.6	9.8	—
Loss on real estate assets held for sale (Note 12)	103.6	—	—
Acquisition costs	—	10.4	—
Net (gain) loss on dispositions	0.7	(2.5)	(27.3)
Depreciation	113.7	107.2	104.5
Amortization	115.4	95.0	91.3
Total expenses	1,427.4	1,170.7	1,055.2
Operating income	86.4	183.1	238.8
Interest expense, net	(114.8)	(84.8)	—
Other expense, net	(0.4)	(0.3)	(1.2)
Income (loss) before benefit (provision) for income taxes and equity in earnings of investee companies	(28.8)	98.0	237.6
Benefit (provision) for income taxes	(5.4)	206.0	(96.6)
Equity in earnings of investee companies, net of tax	4.8	2.9	2.5
Net income (loss)	$(29.4)	$306.9	$143.5

Net income (loss) per common share:
Basic	$(0.21)	$2.69	$1.26
Diluted	$(0.21)	$2.67	$1.25

Weighted average shares outstanding:
Basic	137.3	114.3	114.3
Diluted	137.3	114.8	114.8

Dividends declared per common share	$1.42	$5.67	$—
See accompanying notes to consolidated financial statements.

OUTFRONT Media Inc.
Consolidated Statements of Comprehensive Income

	Year Ended December 31,
(in millions)	2015	2014	2013
Net income (loss)	$(29.4)	$306.9	$143.5
Other comprehensive income (loss), net of tax:
Cumulative translation adjustments	(32.3)	(10.7)	(14.9)
Net actuarial gain (loss)	1.5	(3.1)	5.8
Deferred tax rate adjustment	—	(1.2)	—
Total other comprehensive income (loss), net of tax	(30.8)	(15.0)	(9.1)
Total comprehensive income (loss)	$(60.2)	$291.9	$134.4
See accompanying notes to consolidated financial statements.

OUTFRONT Media Inc.
Consolidated Statements of Invested Equity/Stockholders’ Equity

(in millions, except per share amounts)	Shares of Common Stock	Common Stock ($0.01 per share par value)	Additional Paid-In Capital	Distribution in Excess of Earnings	Invested Capital	Accumulated Other Comprehensive Loss	Treasury Stock, at Cost	Total Invested Equity/ Stockholders’ Equity
Balance as of December 31, 2012	—	$—	$—	$—	$2,909.9	$(66.0)	$—	$2,843.9
Net income	—	—	—	—	143.5	—	—	143.5
Net distribution to CBS	—	—	—	—	(223.9)	—	—	(223.9)
Other comprehensive loss	—	—	—	—	—	(9.1)	—	(9.1)
Balance as of December 31, 2013	—	—	—	—	2,829.5	(75.1)	—	2,754.4
Net income	—	—	—	305.8	1.1	$—	—	306.9
Other comprehensive loss	—	—	—	—	—	(15.0)	—	(15.0)
Initial public offering (“IPO”)	23.0	0.2	614.8	—	—	—	—	615.0
Stock-based payments:
Amortization	—	—	14.1	—	—	—	—	14.1
Shares paid for tax withholding for stock-based payments	—	—	—	—	—	—	(0.1)	(0.1)
Retirement of treasury stock	—	—	(0.1)	—	—	—	0.1	—
Conversion to stockholders’ equity (Note 10)	97.0	1.0	2,829.6	—	(2,830.6)	—	—	—
Issuance of stock for purchase of property and equipment	0.1	—	2.0	—	—	—	—	2.0
Distribution of debt and IPO proceeds to CBS	—	—	(2,038.8)	—	—	—	—	(2,038.8)
Dividends ($5.67 per share)	16.5	0.2	438.0	(682.8)	—	—	—	(244.6)
Net contribution from CBS	—	—	51.6	—	—	—	—	51.6
Balance as of December 31, 2014	136.6	$1.4	$1,911.2	$(377.0)	$—	$(90.1)	$—	$1,445.5

OUTFRONT Media Inc.
Consolidated Statements of Invested Equity/Stockholders’ Equity (Continued)

(in millions, except per share amounts)	Shares of Common Stock	Common Stock ($0.01 per share par value)	Additional Paid-In Capital	Distribution in Excess of Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance as of December 31, 2014	136.6	$1.4	$1,911.2	$(377.0)	$(90.1)	$1,445.5
Net loss	—	—	—	(29.4)	—	(29.4)
Other comprehensive loss	—	—	—	—	(30.8)	(30.8)
Stock-based payments:
Vested	0.4	—	—	—	—	—
Exercise of stock options	0.2	—	2.0	—	—	2.0
Amortization	—	—	15.8	—	—	15.8
Shares paid for tax withholding for stock-based payments	—	—	(6.9)	—	—	(6.9)
Issuance of stock for purchase of property and equipment	0.4	—	12.2	—	—	12.2
Dividends ($1.42 per share)	—	—	—	(195.8)	—	(195.8)
Balance as of December 31, 2015	137.6	$1.4	$1,934.3	$(602.2)	$(120.9)	$1,212.6

See accompanying notes to consolidated financial statements.

OUTFRONT Media Inc.
Consolidated Statements of Cash Flows

	Year Ended December 31,
(in millions)	2015	2014	2013
Operating activities:
Net income (loss)	$(29.4)	$306.9	$143.5
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation and amortization	229.1	202.2	195.8
Deferred tax benefit	(1.7)	(249.5)	(15.5)
Stock-based compensation	15.2	16.0	7.5
Provision for doubtful accounts	2.7	2.9	0.4
Accretion expense	2.5	2.3	2.2
Loss on real estate assets held for sale	103.6	—	—
Net (gain) loss on dispositions	0.7	(2.5)	(27.3)
Equity in earnings of investee companies, net of tax	(4.8)	(2.9)	(2.5)
Distributions from investee companies	7.7	7.4	4.4
Amortization of deferred financing costs and debt discount	6.3	12.1	—
Change in assets and liabilities, net of investing and financing activities:
Increase in receivables	(13.3)	(0.6)	(7.1)
(Increase) decrease in prepaid expenses and other current assets	(2.7)	(6.4)	9.5
Decrease in accounts payable and accrued expenses	(25.9)	(5.8)	(32.2)
Increase (decrease) in deferred revenues	3.0	(9.8)	7.1
Increase (decrease) in income taxes	1.2	(9.0)	(6.5)
Other, net	(1.1)	(0.5)	1.8
Net cash flow provided by operating activities	293.1	262.8	281.1

Investing activities:
Capital expenditures	(59.2)	(64.2)	(60.9)
Acquisitions	(12.1)	(735.7)	(11.5)
Investments in investee companies	—	(3.0)	—
Proceeds from dispositions	8.9	4.5	28.7
Net cash flow used for investing activities	(62.4)	(798.4)	(43.7)

Financing activities:
Proceeds from IPO	—	615.0	—
Proceeds from long-term debt borrowings - term loan and senior notes	—	1,598.0	—
Proceeds from long-term debt borrowings - new senior notes	103.8	599.3	—
Proceeds from borrowings under revolving credit facility	105.0	—	—
Repayments of long-term debt borrowings - term loan	(50.0)	—	—
Repayments of borrowings under revolving credit facility	(105.0)	—	—
Deferred financing costs	(3.3)	(42.7)	—
Excess tax benefit from stock-based compensation	—	—	5.8
Distribution of debt and IPO proceeds to CBS	—	(2,038.8)	—
Net cash contribution from (distribution to) CBS	—	49.3	(232.6)
Proceeds from stock option exercises	2.0	—	—
Taxes withheld for stock-based compensation	(4.3)	—	—
Dividends	(196.3)	(242.7)	—
Other	(0.5)	(0.8)	(0.2)
Net cash flow provided by (used for) financing activities	(148.6)	536.6	(227.0)

OUTFRONT Media Inc.
Consolidated Statements of Cash Flows (Continued)

	Year Ended December 31,
(in millions)	2015	2014	2013
Effect of exchange rate changes on cash and cash equivalents	(3.3)	(2.3)	(0.8)
Net increase (decrease) in cash and cash equivalents	78.8	(1.3)	9.6
Cash and cash equivalents at beginning of year	28.5	29.8	20.2
Cash reclassified to assets held for sale	(5.7)	—	—
Cash and cash equivalents at end of year	$101.6	$28.5	$29.8

Supplemental disclosure of cash flow information:
Cash paid for income taxes (Note 15)	$5.8	$53.0	$112.8
Cash paid for interest	107.0	55.1	—

Non-cash investing and financing activities:
Investments in investee companies	$—	$—	$13.1
Accrued purchases of property and equipment	7.0	1.4	12.8
Issuance of stock for purchase of property and equipment	12.2	2.0	—
Taxes withheld for stock-based compensation	2.6	—	—

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

On October 31, 2015, we entered into an agreement with JCDecaux SA (“JCDecaux”), JCDecaux Latin America Investments Holding SL Unipersonal, a wholly-owned subsidiary of JCDecaux, and Corporacion Americana de Equipamientos Urbanos, S.L., a majority-owned subsidiary of JCDecaux, to sell all of our equity interests in certain of our subsidiaries (the “Transaction”), which hold all of the assets of our outdoor advertising business in Latin America, for $82.0 million in cash, subject to working capital and indebtedness adjustments. The consummation of the Transaction is expected to occur in the first half of 2016, subject to customary closing conditions, including regulatory approval. (See Note 12. Acquisitions and Dispositions: Dispositions.)

Basis of Presentation and Use of Estimates

The accompanying consolidated financial statements have been prepared pursuant to the rules of the Securities and Exchange Commission (the “SEC”). In the opinion of our management, the accompanying financial statements reflect all adjustments, consisting of normal and recurring adjustments, necessary for a fair presentation of our financial position, results of operations and cash flows for the years presented. Consistent with 2015, certain previously reported amounts in Revenues have been reclassified to conform with the current presentation. The impact of the reclassification is a decrease in “Billboard” revenues of $0.6 million and a corresponding increase of $0.6 million in “Transit and other” revenues in 2014, and a decrease in “Billboard” revenues of $4.8 million and a corresponding increase of $4.8 million in “Transit and other” revenues in 2013.

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

Our 2013 financial statements were presented on a “carve-out” basis from CBS Corporation’s (“CBS’s”) consolidated financial statements based on the historical results of operations, cash flows, assets and liabilities attributable to its Outdoor Americas operating segment. Management believes that the assumptions and estimates used in the preparation of the underlying consolidated financial statements are reasonable. However, the consolidated financial statements herein do not necessarily reflect what our financial position, results of operations or cash flows would have been if we had been a stand-alone company during the periods presented. As a result, such historical financial information is not necessarily indicative of our future results of operations, financial position or cash flows.

Note 2. Initial Public Offering

On April 2, 2014, we completed an IPO of 23,000,000 shares of our common stock, including 3,000,000 shares of our common stock sold pursuant to the underwriters’ option to purchase additional shares, at a price of $28.00 per share for total net proceeds, after underwriting discounts and commissions, of $615.0 million.

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements (Continued)

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

Construction in progress includes all costs capitalized related to projects which have yet to be placed in service. Included in Construction in Progress as of December 31, 2015, is $15.3 million related to the development of software to be utilized within digital displays. This balance principally consists of issuance of stock under a license and development agreement. See Note 10. Equity.

Business Combinations and Asset Acquisitions—We routinely acquire out-of-home advertising assets, including advertising structures, permits and leasehold agreements. We determine the accounting for these transactions by first evaluating whether the assets acquired and liabilities assumed, if any, constitute a business using the guidelines in the Financial Accounting Standards Board (“FASB”) guidance for business combinations. If the assets acquired and liabilities assumed constitute a business, the purchase price is allocated to the tangible and identifiable intangible net assets acquired based on their estimated fair values with the excess of the purchase price over those estimated fair values recorded as goodwill. If the acquired assets do not constitute a business, we allocate the purchase price to the individual tangible and intangible assets acquired based on their relative fair values.

Impairment of Long-Lived Assets—Long-lived assets are assessed for impairment whenever there is an indication that the carrying amount of the asset may not be recoverable. Recoverability of these assets is determined by comparing the forecasted undiscounted cash flows generated by those assets to the respective asset’s carrying value. The amount of impairment loss, if any, will be measured by the difference between the net carrying value and the estimated fair value of the asset and recognized as a non-cash charge. Long-lived assets held for sale are required to be measured at the lower of their carrying value (including unrecognized foreign currency translation adjustment losses) or fair value less cost to sell.

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

Revenue Recognition—Our revenues are primarily derived from providing space on advertising displays for local, regional and national advertisements. Contracts with customers generally cover periods ranging from four weeks to twelve months and are generally billed every four weeks. Revenues from billboard displays are recognized as rental income on a straight-line basis over the contract term. Transit and other revenues are recognized as earned over the contract period. For space provided to

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements (Continued)

advertisers through the use of an advertising agency whose commission is calculated based on a stated percentage of gross billing revenues, revenues are reported net of agency commissions.

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

The fixed component of lease costs is expensed evenly over the contract term, and contingent rent is expensed as incurred when the related revenues are recognized.

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

Foreign Currency Translation and Transactions—The assets and liabilities of foreign subsidiaries are translated at exchange rates in effect at the balance sheet date, while results of operations are translated at average exchange rates for the respective periods. Any gain or loss on translation is included within other comprehensive income (loss) and Accumulated other comprehensive loss on our Consolidated Statement of Financial Position. Foreign currency transaction gains and losses are included in Other income (expense), net, in the Consolidated Statements of Operations.

Income Taxes—As of July 17, 2014, we began operating as a REIT. Accordingly, we generally will not be subject to U.S. federal income tax on our REIT taxable income that we distribute to our stockholders. We have elected to treat our subsidiaries that participate in certain non-REIT qualifying activities, and our foreign subsidiaries, as taxable REIT subsidiaries (“TRSs”). As such, the taxable income of our TRSs will be subject to federal, state and foreign income taxation at regular corporate rates.

Prior to July 17, 2014, we were a member of CBS’s consolidated tax group, and the provision for income taxes, deferred tax assets and liabilities, and income tax payments were calculated on a separate tax return basis, with us as the taxpayer, even though our U.S. operating results were included in the consolidated federal, and certain state and local income tax returns of CBS. We believe that the assumptions and estimates used to determine these tax amounts were reasonable.

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

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements (Continued)

settlement. The guidance on accounting for uncertainty in income taxes also provides guidance on de-recognition, classification, interest and penalties on income taxes, and accounting in interim periods.

Asset Retirement Obligation—An asset retirement obligation is established for the estimated future obligation, upon termination or non-renewal of a lease, associated with removing structures from the leased property and, when required by the contract, the cost to return the leased property to its original condition. These obligations are recorded at their present value in the period in which the liability is incurred and are capitalized as part of the related assets’ carrying value. Accretion of the liability is recognized in selling, general and administrative expenses and the capitalized cost is depreciated over the expected useful life of the related asset.

Stock-based Compensation—We measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost is recognized over the vesting period during which an employee is required to provide service in exchange for the award.

Adoption of New Accounting Standards

Business Combinations
In 2015, we early adopted the FASB’s guidance addressing provisional amounts for items in a business combination for which the accounting is incomplete by the end of the reporting period. The guidance requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined, calculated as if the accounting had been completed as of the acquisition date and the amounts disclosed either on the face of the financial statements or the notes. This guidance is to be applied prospectively and is effective for fiscal years beginning after December 15, 2015. This guidance did not have a material effect on our financial statements.

Service Concession Arrangements

In 2015, we adopted the FASB’s guidance on the accounting for service concession arrangements with public sector entities. This guidance specifies that an operating entity should not account for a service concession arrangement as a lease and the infrastructure used in a service concession arrangement should not be recognized as property, plant and equipment. This guidance applies when the public sector entity controls the services that the operating entity must provide within the infrastructure and also controls any residual interest in the infrastructure at the end of the term of the arrangement. This guidance did not have a material effect on our financial statements.

Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity

In 2015, we adopted the FASB guidance on reporting discontinued operations and disclosures of disposals of components of an entity. The new guidance changes the requirements, including additional disclosures, for reporting discontinued operations which may include a component of an entity or a group of components of an entity, or a business or nonprofit activity. Under the new guidance, a discontinued operation is defined as a disposal of a component or group of components that is disposed of or is classified as held for sale and represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. The Transaction did not meet the criteria to be presented as a discontinued operation under this guidance.

Recent Pronouncements

Recognition and Measurement of Financial Assets and Financial Liabilities

In January 2016, the FASB issued guidance addressing the fair value recognition of equity securities that are not accounted for under the equity method of accounting or result in consolidation of an investee. The guidance also simplifies the impairment assessment of equity investments without readily determinable fair values by requiring assessment for impairment qualitatively at each reporting period. Changes in fair value of such equity securities and investments would be recognized through net income. Additionally, the guidance also revises the disclosure requirements for financial instruments. This guidance is to be applied prospectively and is effective for interim and annual periods beginning after December 15, 2017. Early adoption is permitted for financial statements that have not been previously issued. We do not expect this guidance to have a material effect on our financial statements.

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements (Continued)

Balance Sheet Classification of Deferred Taxes

In November 2015, the FASB issued guidance to simplify the presentation of deferred income taxes. This guidance requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. This guidance may be applied prospectively or retrospectively and is effective for interim and annual periods beginning after December 15, 2016. We do not expect this guidance to have a material effect on our financial statements.

Simplifying the Presentation of Debt Issuance Costs

In April 2015 (updated in August 2015), the FASB issued principles-based guidance addressing the recognition of debt issuance costs related to a recognized debt liability. The guidance requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. Regarding line-of-credit arrangements, the Securities and Exchange Commission staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. This guidance is to be applied retrospectively and is effective for interim and annual periods beginning after December 15, 2015. Early adoption is permitted for financial statements that have not been previously issued. We do not expect this guidance to have a material effect on our financial statements.

Revenue from Contracts with Customers

In May 2014 (updated in August 2015), the FASB issued principles-based guidance addressing revenue recognition issues. The guidance will be applied to all contracts with customers regardless of industry-specific or transaction specific fact patterns. The guidance requires that the amount of revenue a company should recognize reflect the consideration it expects to be entitled to in exchange for goods and services. This guidance is to be applied retrospectively and is effective for interim and annual periods beginning after December 15, 2017. Early adoption is permitted for interim and annual reporting periods beginning after December 15, 2016. We are currently evaluating the impact of this guidance on our consolidated financial statements.

Note 4. Property and Equipment

The table below presents the balances of major classes of assets and accumulated depreciation.

	As of December 31,
(in millions)	2015(a)	2014
Land	$89.9	$88.1
Buildings and improvements	44.1	47.0
Advertising structures	1,643.6	1,745.6
Furniture, equipment and other	79.1	78.1
Construction in progress	29.1	17.1
	1,885.8	1,975.9
Less accumulated depreciation	1,184.1	1,193.0
Property and equipment, net	$701.7	$782.9

(a)
In 2015, in connection with the Transaction, Property, plant and equipment was reclassified as Assets held for sale on the Consolidated Statement of Financial Position. (See Note 12. Acquisitions and Dispositions: Dispositions.)

Depreciation expense was $113.7 million in 2015, $107.2 million in 2014 and $104.5 million in 2013.

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements (Continued)

Note 5. Goodwill and Other Intangible Assets

For the years ended December 31, 2015 and 2014, the changes in the book value of goodwill by segment were as follows:

(in millions)	U.S.	International	Total
As of December 31, 2013	$1,751.6	$114.1	$1,865.7
Currency translation adjustments	—	(10.5)	(10.5)
Additions(a)	299.2	—	299.2
Dispositions	(0.2)	—	(0.2)
As of December 31, 2014	2,050.6	103.6	$2,154.2
Currency translation adjustments	—	(14.6)	(14.6)
Additions(a)	1.4	—	1.4
Dispositions(b)	(6.0)	(60.3)	(66.3)
As of December 31, 2015	$2,046.0	$28.7	$2,074.7

(a)	In 2014, we completed the Acquisition (see Note 12. Acquisition).

(b)
In 2015, in the U.S. segment, we disposed of substantially all of our assets in Puerto Rico and in connection with the Transaction, Goodwill in the International segment was reclassified as Assets held for sale on the Consolidated Statement of Financial Position. (See Note 12. Acquisitions and Dispositions: Dispositions.)

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

Our identifiable intangible assets consist of the following:

(in millions)	Gross	Accumulated Amortization	Net
As of December 31, 2015:
Permits and leasehold agreements	$996.1	$(589.1)	$407.0
Franchise agreements	447.2	(314.5)	132.7
Other intangible assets	40.0	(9.2)	30.8
Total intangible assets	$1,483.3	$(912.8)	$570.5

As of December 31, 2014:
Permits and leasehold agreements	$1,119.2	$(677.2)	$442.0
Franchise agreements	474.7	(321.1)	153.6
Other intangible assets	39.9	(2.3)	37.6
Total intangible assets(a)	$1,633.8	$(1,000.6)	$633.2

(a)
In 2015, in connection with the Transaction, Intangible assets, net, was reclassified as Assets held for sale on the Consolidated Statement of Financial Position. (See Note 12. Acquisitions and Dispositions: Dispositions.)

All of our intangible assets, except goodwill, are subject to amortization. Amortization expense was $115.4 million in 2015, $95.0 million in 2014 and $91.3 million in 2013, which includes the amortization of direct lease acquisition costs of $36.3 million in 2015, $33.8 million in 2014 and $30.9 million in 2013. Direct lease acquisition costs are amortized on a straight-line basis over the related customer lease term, which generally ranges from four weeks to one year.

We expect our aggregate annual amortization expense for intangible assets, before considering the impact of future direct lease acquisition costs, for each of the years 2016 through 2020, to be as follows:

(in millions)	2016	2017	2018	2019	2020
Amortization expense	$73.4	$50.9	$44.0	$42.3	$37.4

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements (Continued)

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

	Year Ended December 31,
(in millions)	2015	2014
Balance, at beginning of period	$36.6	$31.7
Accretion expense	2.5	2.3
Additions	0.1	4.7
Liabilities settled(a)	(4.3)	(1.2)
Foreign currency translation adjustments	(1.7)	(0.9)
Balance, at end of period	$33.2	$36.6

(a)
In 2015, includes liabilities reclassified to Liabilities held for sale on the Consolidated Statement of Financial Position in connection with the Transaction. (See Note 12. Acquisitions and Dispositions: Dispositions.)

Note 7. Related Party Transactions

Joint Ventures

We have a 50% ownership interest in two joint ventures that operate transit shelters in the greater Los Angeles area and Vancouver, and four joint ventures acquired in connection with the acquisition of certain outdoor advertising businesses (the “Acquired Business”) of Van Wagner Communications, LLC (the “Acquisition”), which operate a total of 13 billboards in New York and Boston. All of these ventures are accounted for as equity investments. These investments totaled $21.3 million as of December 31, 2015, and $27.0 million as of December 31, 2014, and are included in Other assets on the Consolidated Statements of Financial Position. We provided sales and management services to these joint ventures and recorded management fees in Revenues on the Consolidated Statement of Operations of $7.2 million in 2015, $6.5 million in 2014 and $3.9 million in 2013.

CBS Corporation

On July 16, 2014, CBS disposed of all of its shares of our common stock and as of July 16, 2014, we were separated from CBS (the “Separation”) and CBS and their affiliates ceased to be related parties. Our Statement of Operations for the years ended December 31, 2014 and 2013, include charges from CBS for services, such as tax, internal audit, cash management, insurance, technology systems and other services. Charges for these services and benefits have been included in Selling, general and administrative expenses in the accompanying Consolidated Statements of Operations and totaled $9.6 million in 2014 and $60.9 million in 2013. Also included in these charges are professional fees associated with our planned election to be taxed as a REIT. As of December 31, 2014, all services previously provided by CBS have been transitioned to us.

For advertising spending placed by CBS and its subsidiaries, we recognized total revenues of $18.6 million, of which $7.7 million was before the Separation, for 2014 and $14.9 million for 2013.

As of December 31, 2014, in connection with the Separation, there were no receivables from CBS and payables to CBS were $0.2 million, which were included in Other current liabilities on the Consolidated Statement of Financial Position.

Viacom Inc. is controlled by National Amusements, Inc., the controlling stockholder of CBS. On July 16, 2014, as a result of the Separation, Viacom Inc. ceased to be a related party. Revenues recognized for advertising spending placed by various subsidiaries of Viacom Inc. were $10.4 million, of which $4.3 million was before the Separation, in 2014 and $9.3 million in 2013.

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements (Continued)

Note 8. Long-Term Debt

Long-term debt consists of the following:

	As of
(in millions, except percentages)	December 31, 2015	December 31, 2014
Term loan, due 2021	$748.6	$798.3
Senior unsecured notes:
5.250% senior unsecured notes, due 2022	549.4	549.3
5.625% senior unsecured notes, due 2024	503.4	400.0
5.875% senior unsecured notes, due 2025	450.0	450.0
Total senior unsecured notes	1,502.8	1,399.3
Other(a)	0.3	0.7
Total long-term debt	$2,251.7	$2,198.3

Weighted average cost of debt	4.7%	4.6%

(a)	Primarily reflects the outstanding balance of long-term debt assumed in conjunction with the Acquisition. (See Note 12. Acquisition.)

Term Loan

The interest rate on the Term Loan was 3.00% per annum as of December 31, 2015. As of December 31, 2015, a discount of $1.4 million remains unamortized. The discount is being amortized through Interest expense, net, on the Consolidated Statement of Operations.

Senior Unsecured Notes

On February 3, 2015, we completed an exchange offer pursuant to which $550.0 million of the privately issued 5.250% Senior Unsecured Notes due 2022, $400.0 million of the privately issued 5.625% Senior Unsecured Notes due 2024, and the $450.0 million of the privately issued 5.875% Senior Unsecured Notes due 2025 were exchanged for publicly registered senior unsecured notes having substantially identical terms.

On March 30, 2015, two of our wholly owned subsidiaries, Outfront Media Capital LLC (“Capital LLC”) and Outfront Media Capital Corporation (“Finance Corp,” and together with Capital LLC, the “Borrowers”), issued an additional $100.0 million aggregate principal amount of 5.625% Senior Unsecured Notes due 2024 (the “Add-on Notes”) in a private placement. The Add-on Notes are of the same class and series as, and otherwise identical to, the 5.625% Senior Unsecured Notes due 2024 that were previously issued by the Borrowers on January 31, 2014. Interest on the Add-on Notes is payable on May 15 and November 15 of each year, beginning on May 15, 2015, and deemed to have accrued from November 15, 2014. As of December 31, 2015, a premium of $3.4 million on the Add-on Notes remains unamortized. The premium is being amortized through Interest expense, net, on the Consolidated Statement of Operations over the life of the Add-on Notes.

On March 30, 2015, a portion of the net proceeds of the Add-on Notes were used to repay all outstanding borrowings against the Revolving Credit Facility and the remainder was retained for general corporate purposes.

On December 31, 2015, we completed an exchange offer pursuant to which all of the privately issued Add-on Notes were exchanged for publicly registered Add-on Notes having substantially identical terms.

Revolving Credit Facility

We also have a $425.0 million Revolving Credit Facility, which matures in 2019 (the “Revolving Credit Facility”).

As of December 31, 2015, there were no outstanding borrowings under the Revolving Credit Facility.

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements (Continued)

The commitment fee based on the amount of unused commitments under the Revolving Credit Facility was $1.9 million in each of 2015 and 2014. As of December 31, 2015, we had issued letters of credit totaling approximately $31.2 million against the Revolving Credit Facility.

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

Debt Covenants

The Credit Agreement dated January 31, 2014, (the “Credit Agreement”) governing the Term Loan and the Revolving Credit Facility, and the indentures governing the Senior Notes and the New Senior Notes contain customary affirmative and negative covenants, subject to certain exceptions, including but not limited to those that limit the Company’s and our subsidiaries’ abilities to (i) pay dividends on, repurchase or make distributions in respect to the Company’s or Finance LLC’s capital stock or make other restricted payments (other than dividends or distributions necessary for us to maintain our REIT status, subject to certain conditions), and (ii) enter into agreements restricting certain subsidiaries’ ability to pay dividends or make other intercompany transfers.

The terms of the Credit Agreement require that, as long as any commitments remain outstanding under the Revolving Credit Facility, we maintain a Consolidated Net Secured Leverage Ratio, which is the ratio of (i) our consolidated secured debt (less up to $150.0 million of unrestricted cash) to (ii) our Consolidated EBITDA (as defined in the Credit Agreement) for the trailing four consecutive quarters, of no greater than 4.0 to 1.0. As of December 31, 2015, our Consolidated Net Secured Leverage Ratio was 1.5 to 1.0, as adjusted for the non-cash loss on real estate assets held for sale related to the Transaction. The Credit Agreement also requires that, in connection with the incurrence of certain indebtedness, we maintain a Consolidated Total Leverage Ratio, which is the ratio of our consolidated total debt to our Consolidated EBITDA for the trailing four consecutive quarters, of no greater than 6.0 to 1.0. As of December 31, 2015, our Consolidated Total Leverage Ratio was 5.1 to 1.0, as adjusted for the non-cash loss on real estate assets held for sale related to the Transaction. As of December 31, 2015, we are in compliance with our debt covenants.

Letter of Credit Facility

As of December 31, 2015, we had issued letters of credit totaling approximately $68.9 million under our $80.0 million letter of credit facility. The fees under the letter of credit facility in 2015 and 2014 were immaterial.

Deferred Financing Costs

As of December 31, 2015, we had deferred $32.9 million in fees and expenses associated with the Term Loan, Revolving Credit Facility, letter of credit facility and our senior unsecured notes. We are amortizing the deferred fees through Interest expense, net, on the Consolidated Statement of Operations over the term of the Term Loan, Revolving Credit Facility, letter of credit facility and our senior unsecured notes.

Fair Value

Under the fair value hierarchy, observable inputs such as unadjusted quoted prices in active markets for identical assets or liabilities are defined as Level 1; observable inputs other than quoted prices included within Level 1 that are either directly or indirectly observable for the asset or liability are defined as Level 2; and unobservable inputs for the asset or liability are defined as Level 3. The aggregate fair value of our debt, which is estimated based on quoted market prices of similar liabilities, was approximately $2.3 billion as of December 31, 2015, and $2.2 billion as of December 31, 2014. The fair value of our debt is classified as Level 2 as of December 31, 2015 and 2014.

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements (Continued)

Note 9. Accumulated Other Comprehensive Loss

The following table presents the changes in the components of accumulated other comprehensive loss.

(in millions)	Cumulative Translation Adjustments	Net Actuarial Gain (Loss)	Accumulated Other Comprehensive Loss
As of December 31, 2012	$(54.3)	$(11.7)	$(66.0)
Other comprehensive income (loss) before reclassifications	(14.9)	5.2	(9.7)
Amortization of actuarial losses reclassified to net income(a)	—	0.6	0.6
Total other comprehensive income (loss), net of tax	(14.9)	5.8	(9.1)
As of December 31, 2013	(69.2)	(5.9)	(75.1)
Other comprehensive loss before reclassifications	(10.7)	(3.3)	(14.0)
Amortization of actuarial losses reclassified to net income(a)	—	0.2	0.2
Deferred tax rate adjustment	—	(1.2)	(1.2)
Total other comprehensive loss, net of tax	(10.7)	(4.3)	(15.0)
As of December 31, 2014	(79.9)	(10.2)	(90.1)
Other comprehensive income (loss) before reclassifications	(32.3)	1.0	(31.3)
Amortization of actuarial losses reclassified to net loss(a)	—	0.5	0.5
Total other comprehensive income (loss), net of tax	(32.3)	1.5	(30.8)
As of December 31, 2015	$(112.2)	$(8.7)	$(120.9)

(a)	See Note 14. Retirement Benefits for additional details of items reclassified from accumulated other comprehensive loss to net income (loss).

Net actuarial gain (loss) included in other comprehensive income (loss) is net of a tax expense of $0.2 million in 2015, $1.3 million in 2014 and $3.3 million in 2013.

Upon the completion of the Transaction in the first half of 2016, we expect to reduce cumulative translation adjustments in Accumulated other comprehensive loss in the Statement of Financial Position by approximately $100.7 million.

Note 10. Equity

As of December 31, 2015, 450,000,000 shares of our common stock, par value $0.01 per share, were authorized; 137,583,604 shares were issued and outstanding; and 50,000,000 shares of our preferred stock, par value $0.01 per share, were authorized with no shares issued and outstanding.

In 2015, we issued 442,922 shares, valued at $12.2 million, of our common stock to J&M Holding Enterprises, Inc. (“J&M”), an affiliate of Videri Inc. (“Videri”), or Videri, as applicable, in connection with licenses and services received under a development and license agreement (the “Videri Agreement”) with J&M and Videri. We have capitalized the payments, which are related to the development of software and equipment to be utilized within digital displays, as construction in progress within Property and equipment, net, on the Consolidated Statement of Financial Position.

On February 25, 2016, we announced that our board of directors approved a quarterly cash dividend of $0.34 per share on our common stock, payable on March 31, 2016, to stockholders of record at the close of business on March 10, 2016.

Note 11. Restructuring Charges

In 2014, we recorded restructuring charges of $9.8 million, (including stock-based compensation of $5.6 million associated with the reorganization of management and in 2015, we recorded a restructuring charge of $2.6 million in our U.S. segment associated with the elimination of management positions, the elimination of positions in connection with the sale of assets and the consolidation of leased locations. As of December 31, 2015, $1.2 million in restructuring reserves remained outstanding and is included in Other current liabilities on the Consolidated Statement of Financial Position.

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements (Continued)

Note 12. Acquisitions and Dispositions

Acquisitions

In 2015, we completed several small acquisitions for a total purchase price of approximately $12.1 million.

On October 1, 2014, we completed the Acquisition for a total purchase price of approximately $690.0 million in cash, plus working capital adjustments.

Our Consolidated Statement of Operations includes $194.7 million of revenue and $11.1 million of operating income in 2015 and $55.2 million of revenue and $10.1 million of operating income in 2014 from the Acquired Business.

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

(in millions)	Purchase Price
Base purchase price	$690.0
Working capital and other adjustments	24.2
Estimated transaction consideration	$714.2

Current assets	$48.4
Property, plant and equipment	73.3
Goodwill	298.9
Intangible assets(a)	325.2
Other assets	10.7
Current liabilities	(36.5)
Long-term debt(b)	(1.4)
Other liabilities	(4.4)
Total net assets acquired	$714.2

(a)	Intangible assets included with the preliminary purchase price allocation are as follows:

(in millions)	Estimated Useful Life	Intangible Assets Allocation
Permits and leasehold agreements	12 - 20 years	$252.0
Franchise agreements	4 - 15 years	35.3
Advertising relationships	7 years	16.0
Other	1 - 5 years	21.9
		$325.2

(b)
In conjunction with the Acquisition, we assumed a total of $1.4 million of long term debt, due to three unrelated third parties. The debt has varying maturities through June 1, 2021. As of December 31, 2015, we have prepaid several of the debt obligations, leaving a remaining balance of $0.3 million with varying maturities through January 31, 2017.

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements (Continued)

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
Transaction Costs

In 2014, we recorded $7.6 million of commitment and other fees in Interest expense, net, in the Consolidated Statement of Operations associated with a lender commitment to provide a senior unsecured bridge term loan facility for the purpose of financing the Acquisition in the event we did not complete the offering of the New Senior Notes. In addition we also recorded $10.4 million of other acquisition costs.

Dispositions

In the second quarter of 2015, we disposed of substantially all of our assets in Puerto Rico and recorded a loss of $0.9 million in Net (gain) loss on dispositions on the Consolidated Statement of Operations.

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements (Continued)

On October 31, 2015, we entered into an agreement with JCDecaux, JCDecaux Latin America Investments Holding SL Unipersonal, a wholly-owned subsidiary of JCDecaux, and Corporacion Americana de Equipamientos Urbanos, S.L., a majority-owned subsidiary of JCDecaux, to sell all of our equity interests in certain of our subsidiaries, which hold all of the assets of our outdoor advertising business in Latin America for $82.0 million in cash, subject to working capital and indebtedness adjustments. The consummation of the Transaction is expected to occur in the first half of 2016, subject to customary closing conditions, including regulatory approval. In connection with the Transaction, the assets of our outdoor advertising business in Latin America has been classified as Assets held for sale on the Consolidated Statement of Financial Position. It is required that we measure assets held for sale at the lower of their carrying value (including unrecognized foreign currency translation adjustment losses) or fair value less cost to sell. The impact of including unrecognized foreign currency translation adjustment losses in the carrying value of assets held for sale resulted in a non-cash loss on real estate assets held for sale of approximately $103.6 million. The components of Assets held for sale and Liabilities held for sale were as follows:

(in millions)	As of December 31, 2015
Current assets:
Cash and cash equivalents	$5.7
Receivables, less allowances	14.5
Other current assets	7.8
Total current assets	28.0
Property and equipment, net	18.3
Goodwill	60.3
Intangible assets	0.1
Other assets	2.1
Total assets	108.8
Loss on real estate assets held for sale(a)	(103.6)
Assets held for sale	$5.2

Total current liabilities	$20.9
Deferred income tax liabilities, net	1.4
Asset retirement obligation	2.7
Liabilities held for sale	$25.0

(a)	Loss on real estate assets held for sale is primarily comprised of the impact of including unrecognized foreign currency translation adjustment losses in the carrying value of assets held for sale.

Note 13. Stock-Based Compensation

Under the OUTFRONT Media Inc. Amended and Restated Omnibus Stock Incentive Plan (the “Stock Plan”), we have 8,000,000 shares of our common stock reserved for the issuance of stock-based awards. Under the Stock Plan, the board of directors is authorized to grant awards of options to purchase shares of our common stock, stock appreciation rights, restricted and unrestricted stock, restricted share units (“RSUs”), dividend equivalents, performance awards, including performance-based restricted share units (“PRSUs”), and other equity-related awards and cash payments to all of our employees and non-employee directors and employees of our subsidiaries. In addition, consultants and advisors who perform services for us and our subsidiaries may, under certain conditions, receive grants under the Stock Plan.

RSUs and PRSUs accrue dividend equivalents in amounts equal to the regular cash dividends paid on our common stock and will be paid in either cash or stock. Accrued dividend equivalents payable in stock shall convert to shares of our common stock on the date of vesting.

Compensation expense for RSUs is determined based upon the market price of the shares underlying the awards on the date of grant and expensed over the vesting period, which is generally a three- to four-year service period. For PRSU awards, the

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements (Continued)

number of shares an employee earns may range from 0% to 120% based on the outcome of a one year performance condition. Compensation expense is recorded based on the probable outcome of the performance condition. On an annual basis, our board of directors will review actual performance and certify the degree to which performance goals applicable to the award have been met. Forfeitures of RSUs are estimated on the date of grant based on historical forfeiture rates. On an annual basis, adjustments are made to compensation expense based on actual forfeitures and the forfeiture rates are revised as necessary.

The following table summarizes our stock-based compensation expense for 2015, 2014 and 2013.

	Year Ended December 31,
(in millions)	2015	2014	2013
RSUs and PRSUs	$14.9	$13.1	$6.8
Stock options	0.3	2.9	0.7
Stock-based compensation expense, before income taxes	15.2	16.0	7.5
Tax benefit	(1.3)	(3.0)	(3.0)
Stock-based compensation expense, net of tax	$13.9	$13.0	$4.5

As of December 31, 2015, total unrecognized compensation cost related to non-vested RSUs and PRSUs was $19.8 million, which is expected to be recognized over a weighted average period of 2.0 years, and total unrecognized compensation cost related to non-vested stock options was $0.4 million, which is expected to be recognized over a weighted average period of 1.7 years.

RSUs and PRSUs

The following table summarizes the activity in 2015 of the RSUs and PRSUs issued to our employees.

	Activity	Weighted Average Per Share Grant Date Fair Market Value
Non-vested as of December 31, 2014	1,278,602	$21.92
Granted:
RSUs	419,609	29.64
PRSUs	226,197	29.83
Vested:
RSUs	(480,107)	21.40
PRSUs	(78,479)	28.55
Forfeitures:
RSUs	(37,139)	25.54
PRSUs	(25,751)	26.42
Non-vested as of December 31, 2015	1,302,932	26.48

The total fair value of RSUs and PRSUs that vested was $17.3 million during 2015 and $1.6 million during 2014.

Stock Options

Stock options vest over a four-year service period and expire eight or ten years from the date of grant. On an annual basis, adjustments are made to compensation expense based on actual forfeitures and the forfeiture rates are revised as necessary.

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements (Continued)

In 2014, stock options granted by CBS and held by our active employees were converted into options under the Stock Plan. The weighted average fair value of the stock options as of the grant date was $14.04 in 2013. Compensation expense for stock options was determined based on the grant date fair value of the award using the Black-Scholes options-pricing model with the following weighted average assumptions in 2013:

Expected dividend yield	1.38%
Expected stock price volatility	35.00%
Risk-free interest rate	1.20%
Expected term of options (years)	5.00

The expected stock price volatility was determined using a weighted average of historical volatility for CBS Class B Common Stock and implied volatility of publicly traded options to purchase CBS Class B Common Stock. Given the existence of an actively traded market for CBS stock options, we were able to derive implied volatility using publicly traded options to purchase CBS Class B Common Stock that were trading near the grant date of the stock options at a similar exercise price and a remaining term of greater than one year.

The risk-free interest rate was based on a U.S. Treasury rate in effect on the date of grant with a term equal to the expected life. The expected term was determined based on historical employee exercise and post-vesting termination behavior. The expected dividend yield represented the future expectation of the dividend yield based on current rates and historical patterns of dividend changes.

The following table summarizes the activity of stock options issued to our employees.

	Activity	Weighted Average Exercise Price
Outstanding as of December 31, 2014	450,890	$15.29
Exercised	(141,600)	14.67
Forfeited or expired	(14,393)	12.73
Outstanding as of December 31, 2015	294,897	15.72

Exercisable as of December 31, 2015	208,515	12.77

The following table summarizes other information relating to stock option exercises.

Year Ended December 31,
(in millions)	2015
Cash paid by our employees for stock option exercises	$2.1
Tax benefit of stock option exercises	0.1
Intrinsic value of stock option exercises	1.8

Cash paid to CBS by our employees for stock option exercises was $5.0 million in 2014 and $4.0 million in 2013. The tax benefit related to CBS stock option exercises was none in 2014 and $2.5 million in 2013. The intrinsic value of CBS stock option exercises was $5.3 million in 2014 and $6.1 million in 2013.

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements (Continued)

The following table summarizes information concerning outstanding and exercisable stock options to purchase our common stock under the Stock Plan as of December 31, 2015.

	Outstanding			Exercisable
Range of Exercise Price	Number of Options	Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$0 to 4.99	64,556	1.15	$2.43	64,556	$2.43
$5 to 9.99	23,446	2.17	6.25	23,446	6.25
$10 to 14.99	61,758	3.71	12.39	47,946	12.01
$20 to 24.99	41,724	5.12	20.07	20,861	20.07
$25 to 29.99	103,413	5.72	26.39	51,706	26.39
	294,897			208,515

Stock options outstanding as of December 31, 2015, have a weighted average remaining contractual life of 3.93 years and the total intrinsic value for “in-the-money” options, based on the closing stock price of our common stock of $21.83, was $2.4 million. Stock options exercisable as of December 31, 2015, have a weighted average remaining contractual life of 3.36 years and the total intrinsic value for “in-the-money” exercisable options was $2.2 million.

Note 14. Retirement Benefits

We sponsor two defined benefit pension plans covering specific groups of employees in Canada and the U.S.

The benefits for the pension plan in Canada are based primarily on an employee’s years of service and an average of the employee’s highest five years of earnings. Participating employees in this plan are vested after two years of service or immediately, depending on the province of their employment. We fund this plan in accordance with the rules and regulations of the Pension Benefits Act of the Province of Ontario, Canada. Plan assets consist principally of equity securities, corporate and government related securities, and insurance contracts.

The pension plan in the U.S. covers a small number of hourly employees. The investments of the pension plan in the U.S. consist entirely of the plan’s interest in a trust, which invests the assets of this plan. The plan is funded in accordance with requirements of the Employee Retirement Income Security Act of 1974, as amended.

We use a December 31 measurement date for all pension plans.

The following table sets forth the change in benefit obligation for our pension plans.

	As of December 31,
(in millions)	2015	2014	2013
Benefit obligation, beginning of year	$50.9	$46.0	$52.7
Service cost	1.4	1.4	1.7
Interest cost	1.9	2.2	2.0
Actuarial (gain) loss	(0.2)	7.2	(5.1)
Benefits paid	(1.1)	(1.8)	(1.6)
Cumulative translation adjustments	(8.0)	(4.1)	(3.7)
Benefit obligation, end of year	$44.9	$50.9	$46.0

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements (Continued)

The following table sets forth the change in plan assets for our pension plans.

	As of December 31,
(in millions)	2015	2014
Fair value of plan assets, beginning of year	$44.1	$43.7
Actual return on plan assets	1.8	4.1
Employer contributions	2.0	1.6
Benefits paid	(1.1)	(1.8)
Cumulative translation adjustments	(7.1)	(3.5)
Fair value of plan assets, end of year	$39.7	$44.1

The funded status of pension benefit obligations and the related amounts recognized on the Consolidated Statement of Financial Position were as follows:

	As of December 31,
(in millions)	2015	2014
Funded status, end of year	$(5.2)	$(6.8)
Amounts recognized on the Consolidated Statement of Financial Position:
Other noncurrent liabilities	(5.2)	(6.8)
Net amounts recognized	(5.2)	(6.8)

The following amounts were recognized in accumulated other comprehensive loss on the Consolidated Statement of Financial Position.

	As of December 31,
(in millions)	2015	2014
Net actuarial loss	$(11.7)	$(14.5)
Deferred tax rate adjustment	—	(1.2)
Deferred income taxes	3.0	5.5
Net amount recognized in accumulated other comprehensive loss	$(8.7)	$(10.2)

The accumulated benefit obligation for the defined benefit pension plans was $40.8 million as of December 31, 2015, and $46.6 million as of December 31, 2014.

The information for the pension plans with an accumulated benefit obligation in excess of plan assets is set forth below.

	As of December 31,
(in millions)	2015	2014
Projected benefit obligation	$44.9	$50.9
Accumulated benefit obligation	40.8	46.6
Fair value of plan assets	39.7	44.1

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements (Continued)

The following tables present the components of net periodic pension cost and amounts recognized in other comprehensive income (loss).

	As of December 31,
(in millions)	2015	2014	2013
Service cost	$1.4	$1.4	$1.7
Interest cost	1.9	2.2	2.0
Expected return on plan assets	(2.2)	(2.5)	(2.4)
Amortization of actuarial losses	0.8	0.3	1.0
Amortization of transitional obligation	(0.1)	—	—
Net periodic pension cost	$1.8	$1.4	$2.3

(in millions)	Year Ended December 31, 2015
Actuarial losses	$(0.3)
Amortization of actuarial losses(a)	0.8
Cumulative translation adjustments	2.1
Amortization of transitional obligation	(0.1)
2.5
Deferred income taxes	(1.0)
Recognized in other comprehensive loss, net of tax	$1.5

(a)	Reflects amounts reclassified from accumulated other comprehensive income (loss) to net income (loss).

Estimated net actuarial losses related to the defined benefit pension plans of approximately $0.6 million, will be amortized from accumulated other comprehensive loss into net periodic pension costs in 2016.

	As of and for the Year Ended December 31,
	2015	2014
Weighted average assumptions used to determine benefit obligations:
Discount rate	4.0%	4.0%
Rate of compensation increase	3.0	3.0
Weighted average assumptions used to determine net periodic cost:
Discount rate	4.0	5.0
Expected long-term return on plan assets	5.3	5.6
Rate of compensation increase	3.0	3.0

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

Plan Assets

Our plan assets are included in a trust in Canada and a trust in the U.S. The asset allocations of these trusts are based upon an analysis of the timing and amount of projected benefit payments, projected company contributions, the expected returns and risk of the asset classes and the correlation of those returns. As of December 31, 2015, we invested approximately 30% in fixed income instruments, 56% in equity instruments, and the remainder in cash, cash equivalents and insurance contracts.

The following tables set forth our pension plan assets measured at fair value on a recurring basis as of December 31, 2015 and 2014. These assets have been categorized according to the three-level fair value hierarchy established by the FASB which prioritizes the inputs used in measuring fair value. Level 1 is based on quoted prices for the asset in active markets. Level 2 is

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements (Continued)

based on inputs that are observable other than quoted market prices in active markets, such as quoted prices for the asset in inactive markets or quoted prices for similar assets. Level 3 is based on unobservable inputs that market participants would use in pricing the asset.

	As of December 31, 2015
(in millions)	Level 1	Level 2	Level 3	Total
Cash and cash equivalents(a)	$—	$0.7	$—	$0.7
Fixed income securities:
Corporate and government related securities	—	11.2	—	11.2
Corporate bonds(b)	—	0.7	—	0.7
Equity securities(c):
U.S. equity	—	0.8	—	0.8
International equity	—	21.4	—	21.4
Insurance contracts	—	—	4.9	4.9
Total assets	$—	$34.8	$4.9	$39.7

	As of December 31, 2014
(in millions)	Level 1	Level 2	Level 3	Total
Cash and cash equivalents(a)	$1.2	$1.8	$—	$3.0
Fixed income securities:
Government related securities	1.3	3.2	—	4.5
Corporate bonds(b)	—	13.3	—	13.3
Equity securities(c):
U.S. equity	—	7.7	—	7.7
International equity	—	15.6	—	15.6
Total assets	$2.5	$41.6	$—	$44.1

(a)	Assets categorized as Level 2 reflect investments in money market funds.

(b)	Securities of diverse industries, substantially all investment grade.

(c)	Assets categorized as Level 2 reflect investments in common collective funds.

Significant changes in Level 3 plan assets are as follows:

(in millions)	Year Ended December 31, 2015
Insurance contracts:
Beginning of year	$—
Purchases	5.2
Payments	(0.1)
Actuarial loss	(0.2)
End of year	$4.9

Our insurance contracts classified as Level 3 are valued based on a discount rate determined by reference to the market interest rates prevailing on high quality debt instruments with cash flows that match the timing and amount of expected benefit payments under the Plan, as well as a mortality assumption based upon the current mortality table, CPM2014 generational projected using mortality improvement scale CPM-B. As a result, the fair value of the insurance contract is equal to the defined benefit obligation in respect of the members covered under the insurance contract.

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

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements (Continued)

related securities and corporate bonds is determined based on quoted market prices on national security exchanges, when available, or using valuation models which incorporate certain other observable inputs including recent trading activity for comparable securities and broker-quoted prices.

Future Benefit Payments

(in millions)	2016	2017	2018	2019	2020	2021-2025
Estimated future benefit payments for pension plans	1.1	1.2	1.2	1.4	1.6	11.9

We expect to contribute $1.9 million to our pension plans in 2016.

Multi-Employer Pension and Postretirement Benefit Plans

We contribute to multi-employer plans that provide pension and other postretirement benefits to certain employees under collective bargaining agreements. Contributions to these plans were $2.7 million in 2015, $2.0 million in 2014 and $1.6 million in 2013. Based on our contributions to each individual multi-employer plan relative to the total contributions of all participating employers in such plan, no multi-employer plan was deemed to be individually significant to us.

Defined Contribution Plans

On January 1, 2014, the account balances of CBS sponsored defined contribution plans, in which substantially all of our employees meeting eligibility requirements were able to participate, were transferred to a defined contribution plan sponsored by us. Employer contributions for the plans were $4.2 million in 2015 and $3.8 million in 2014. Employer contributions to the plans which were sponsored by CBS in 2013 were $3.7 million.

Note 15. Income Taxes

On September 15, 2015, we filed our election to be taxed as a REIT for U.S. federal income tax purposes for the period July 17, 2014, through December 31, 2014, and all future calendar years. As of July 17, 2014, we were organized in conformity with the requirements for qualification and taxation as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”), and accordingly, we have not provided for U.S. federal income tax on our REIT taxable income that we distributed to our stockholders. We have elected to treat our subsidiaries that participate in certain non-REIT qualifying activities, and our foreign subsidiaries, as TRSs. As such, we have provided for their federal, state and foreign income taxes.

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

Cash paid for income taxes was $5.8 million in 2015 and assumed to be $53.0 million in 2014 and $112.8 million in 2013.

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements (Continued)

The U.S. and foreign components of Income (loss) before benefit (provision) for income taxes and equity in earnings of investee companies were as follows:

	Year Ended December 31,
(in millions)	2015	2014	2013
United States	$83.3	$102.8	$239.8
Foreign	(112.1)	(4.8)	(2.2)
Income (loss) before benefit (provision) for income taxes and equity in earnings of investee companies	$(28.8)	$98.0	$237.6

The following table reconciles Income (loss) before benefit (provision) for income taxes and equity in earnings of investee companies to REIT taxable income for the year ended December 31, 2015 and the period July 17, 2014, through December 31, 2014.

	Year Ended December 31,
(in millions)	2015	2014
Income (loss) before benefit (provision) for income taxes and equity in earnings of investee companies	$(28.8)	$98.0
Income before provision for income taxes and equity in earnings of investee companies for the period January 1, 2014, through July 16, 2014		(57.9)
Income before benefit (provision) for income taxes and equity in earnings for the period July 17, 2014, through December 31, 2014		40.1
Net (income) loss of TRSs	108.7	(1.6)
Income from REIT operations	79.9	38.5
Book depreciation in excess of tax depreciation	51.7	15.0
Book amortization in excess of tax amortization	7.9	21.3
Tax dividend from foreign subsidiary	39.0	—
Book/tax differences - stock-based compensation	(3.4)	8.1
Book/tax differences - deferred gain for tax	(2.7)	—
Book/tax differences - capitalized costs	—	7.4
Book/tax differences - investments in joint ventures	5.6	2.5
Book/tax differences - other	3.1	4.2
REIT taxable income (estimated)	$181.1	$97.0

The components of the Benefit (provision) for income taxes are as follows:

	Year Ended December 31,
(in millions)	2015	2014	2013
Current:
Federal	$0.3	$29.9	$85.1
State and local	0.9	9.8	21.8
Foreign	5.9	3.8	5.2
	7.1	43.5	112.1
Deferred tax (benefit) liability:
Federal	0.5	(198.0)	(3.6)
State and local	—	(50.3)	(10.0)
Foreign	(2.2)	(1.2)	(1.9)
	(1.7)	(249.5)	(15.5)
(Benefit) provision for income taxes	$5.4	$(206.0)	$96.6

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements (Continued)

Excluding the Loss on real estate assets held for sale of $103.6 million (see Note 12. Acquisitions and Dispositions: Dispositions) in 2015 and the non-cash benefit recorded as a result of our REIT conversion in 2014 of $235.6 million, the effective income tax rate was 7.2% in 2015, 30.3% in 2014 and 40.7% in 2013.

The difference between income taxes expected at the U.S. federal statutory income tax rate of 35% and the Benefit (provision) for income taxes is summarized as follows:

	Year Ended December 31,
(in millions)	2015	2014	2013
Taxes on income (loss) at U.S. statutory rate	$(10.1)	$34.3	$83.2
Loss on real estate assets held for sale	36.3	—	—
REIT dividends paid deduction	(28.0)	(13.5)	—
State and local taxes, net of federal tax benefit	1.8	4.8	7.6
Effect of foreign operations	7.3	2.9	4.0
Deferred tax adjustment due to REIT conversion	—	(235.6)	—
Resolution of prior year tax	(2.1)	—	—
Other, net	0.2	1.1	1.8
(Benefit) provision for income taxes	$5.4	$(206.0)	$96.6

The following table is a summary of the components of deferred income tax assets and liabilities.

	As of December 31,
(in millions)	2015	2014
Deferred income tax assets:
Provision for expenses and losses	$0.7	$2.8
Postretirement and other employee benefits	5.0	4.6
Tax credit and loss carryforwards	1.7	10.9
Total deferred income tax assets	7.4	18.3
Valuation allowance	—	(6.9)
Deferred income tax assets, net	7.4	11.4

Deferred income tax liabilities:
Property, equipment and intangible assets	(11.1)	(18.8)
Total deferred income tax liabilities	(11.1)	(18.8)

Deferred income tax liabilities, net	$(3.7)	$(7.4)

As of December 31, 2015, we had net operating loss carryforwards for federal, state and local, and foreign jurisdictions of $23.0 million. Approximately $15.6 million of these losses may be carried forward indefinitely, subject to limitations imposed by local tax laws. The remaining net operating losses expire in various years from 2016 through 2027.

Deferred income tax assets were reduced by a valuation allowance of $6.9 million as of December 31, 2014, principally relating to income tax benefits from net operating losses which are not expected to be realized.

Our undistributed earnings of foreign subsidiaries not included in our consolidated federal income tax return that could be subject to additional income taxes if remitted was approximately $181.3 million as of December 31, 2015. No provision was recorded for taxes that could result from the remittance of such undistributed earnings since we intend to declare dividends to our shareholders in an amount sufficient to offset such distributions and to reinvest the remainder outside the U.S. indefinitely. The determination of the unrecognized U.S. federal deferred income tax liability for undistributed earnings is not practical.

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements (Continued)

The following table sets forth the change in the reserve for uncertain tax positions, excluding related accrued interest and penalties.

(in millions)
As of January 1, 2013	$4.9
Additions for current year tax positions	0.2
Reductions for prior year tax positions	(1.1)
As of December 31, 2013	4.0
Additions for current year tax positions	0.1
Reductions for prior year tax positions	(2.9)
As of December 31, 2014	1.2
Additions for current year tax positions	0.2
Reductions for prior year tax positions	(0.6)
As of December 31, 2015	$0.8

The reserve for uncertain tax positions of $0.8 million as of December 31, 2015, includes $0.5 million which would affect our effective income tax rate if and when recognized in future years. During 2014, reductions for prior year tax positions included $2.1 million of liabilities which were transferred to CBS pursuant to our tax matters agreement. The reduction in this liability did not impact our provision for income taxes during 2014.

We recognize interest and penalty charges related to the reserve for uncertain tax positions as part of income tax expense. These charges were not material for any of the periods presented.

Note 16. Earnings (Loss) Per Share (“EPS”)

	Year Ended December 31,
(in millions)	2015	2014	2013
Net income (loss)	$(29.4)	$306.9	$143.5

Weighted average shares for basic EPS	137.3	114.3	114.3
Dilutive potential shares from grants of RSUs, PRSUs and stock options(a)	—	0.5	0.5
Weighted average shares for diluted EPS	137.3	114.8	114.8

(a)	The potential impact of an aggregate 0.7 million granted RSUs, PRSUs and stock options for 2015 and 0.2 million granted RSUs, PRSUs and stock options for 2014 was antidilutive.

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

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements (Continued)

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

As of December 31, 2015, minimum rental payments under non-cancellable operating leases with terms in excess of one year and guaranteed minimum franchise payments are as follows:

(in millions)	Operating Leases	Guaranteed Minimum Franchise Payments
2016	$123.4	$142.3
2017	115.3	51.2
2018	103.9	45.8
2019	84.4	27.3
2020	72.9	7.6
2021 and thereafter	440.6	26.7
Total minimum payments	$940.5	$300.9

Rent expense was $376.4 million in 2015, $317.4 million in 2014 and $292.0 million in 2013, including contingent rent amounts of $87.5 million in 2015, $59.5 million in 2014 and $35.7 million in 2013. Rent expense is primarily reflected in operating expenses on the Consolidated Statements of Operations and includes rent on cancellable leases and leases with terms under one year, as well as contingent rent, none of which are included in the operating lease commitments in the table above.

Letters of Credit

We have indemnification obligations with respect to letters of credit and surety bonds primarily used as security against non-performance in the normal course of business. The outstanding letters of credit and surety bonds approximated $114.0 million as of December 31, 2015, and were not recorded on the Consolidated Statements of Financial Position.

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

Note 18. Segment Information

The following tables set forth our financial performance by segment. We manage our operations through two segments—United States and International.

	Year Ended December 31,
(in millions)	2015	2014	2013
Revenues:
United States	$1,380.3	$1,198.8	$1,130.1
International	133.5	155.0	163.9
Total revenues	$1,513.8	$1,353.8	$1,294.0

We present Operating income before Depreciation, Amortization, Net gain (loss) on dispositions, Stock-based compensation, Restructuring charges, Loss on real estate assets held for sale and Acquisition costs (“Adjusted OIBDA”) as the primary measure of profit and loss for our operating segments in accordance with FASB guidance for segment reporting.

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements (Continued)

	Year Ended December 31,
(in millions)	2015	2014	2013
Net income (loss)	$(29.4)	$306.9	$143.5
(Benefit) provision for income taxes	5.4	(206.0)	96.6
Equity in earnings of investee companies, net of tax	(4.8)	(2.9)	(2.5)
Interest expense (income), net	114.8	84.8	—
Other expense, net	0.4	0.3	1.2
Operating income	86.4	183.1	238.8
Restructuring charges(a)	2.6	9.8	—
Acquisition costs	—	10.4	—
Loss on real estate assets held for sale	103.6	—	—
Net (gain) loss on dispositions	0.7	(2.5)	(27.3)
Depreciation and amortization	229.1	202.2	195.8
Stock-based compensation(a)	15.2	10.4	7.5
Total Adjusted OIBDA	$437.6	$413.4	$414.8

Adjusted OIBDA:
United States	$459.6	$416.2	$406.4
International	15.8	24.3	29.1
Corporate	(37.8)	(27.1)	(20.7)
Total Adjusted OIBDA	$437.6	$413.4	$414.8

(a)	In 2014, restructuring charges (including stock-based compensation of $5.6 million), costs related to the Acquisition and stock-based compensation are classified as Corporate expense.

	Year Ended December 31,
(in millions)	2015	2014	2013
Operating income (loss):
U.S.	$251.3	$244.3	$267.1
International	(111.9)	(3.5)	(0.1)
Corporate	(53.0)	(57.7)	(28.2)
Total operating income	$86.4	$183.1	$238.8

Net (gain) loss on dispositions:
U.S.	$0.6	$(2.5)	$(27.5)
International	0.1	—	0.2
Total gain on dispositions	$0.7	$(2.5)	$(27.3)

Depreciation and amortization:
U.S.	$205.1	$174.4	$166.8
International	24.0	27.8	29.0
Total depreciation and amortization	$229.1	$202.2	$195.8

Capital expenditures:
U.S.	$53.3	$56.8	$54.1
International	5.9	7.4	6.8
Total capital expenditures	$59.2	$64.2	$60.9

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements (Continued)

	As of December 31,
(in millions)	2015	2014	2013
Assets:
U.S.	$3,602.8	$3,704.2	$3,027.6
International(a)	124.5	270.4	327.9
Corporate	117.9	49.0	—
Total assets	$3,845.2	$4,023.6	$3,355.5

(a)
In 2015, includes amounts reclassified as Assets held for sale on the Consolidated Statement of Financial Position. (See Note 12. Acquisitions and Dispositions: Dispositions to the Consolidated Financial Statements.)

	Year Ended December 31,
(in millions)	2015	2014	2013
Revenues(a):
United States	$1,380.3	$1,198.8	$1,130.1
Canada	71.7	82.5	84.7
Latin America	61.8	72.5	79.2
Total revenues	$1,513.8	$1,353.8	$1,294.0

(a)	Revenues classifications are based on the geography of the advertising.

	As of December 31,
(in millions)	2015	2014	2013
Long-lived assets(a):
United States	$3,316.4	$3,423.6	2,768.5
Canada	82.2	112.0	138.1
Latin America(b)	—	94.5	107.6
Total long-lived assets	$3,398.6	$3,630.1	$3,014.2

(a)	Reflects total assets less current assets, investments and non-current deferred tax assets.

(b)
In 2015, in connection with the Transaction, we reclassified long-lived assets to Assets held for sale on the Consolidated Statement of Financial Position. (See Note 12. Acquisitions and Dispositions: Dispositions to the Consolidated Financial Statements.)

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements (Continued)

Note 19. Condensed Consolidating Financial Information

We and our material existing and future direct and indirect 100% owned domestic subsidiaries (except the Borrowers under the Term Loan and the Revolving Credit Facility) guarantee the obligations under the Term Loan and the Revolving Credit Facility. Our senior unsecured notes are fully and unconditionally, and jointly and severally guaranteed on a senior unsecured basis by us and each of our direct and indirect wholly owned domestic subsidiaries that guarantees the Term Loan and the Revolving Credit Facility (see Note 8. Long-Term Debt). The following condensed consolidating schedules present financial information on a combined basis in conformity with the SEC’s Regulation S-X, Rule 3-10 for: (i) OUTFRONT Media Inc. (the “Parent Company”); (ii) Capital LLC (the “Subsidiary Issuer”); (iii) the guarantor subsidiaries; (iv) the non-guarantor subsidiaries; (v) elimination entries necessary to consolidate the Parent Company and the Subsidiary Issuer, the guarantor subsidiaries and non-guarantor subsidiaries; and (vi) the Parent Company on a consolidated basis. Finance Corp. is a co-issuer finance subsidiary with no assets or liabilities, and therefore has not been included in the tables below.

	As of December 31, 2015
(in millions)	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Current assets:
Cash and cash equivalents	$—	$81.6	$8.5	$11.5	$—	$101.6
Receivables, less allowances	—	—	196.5	13.0	—	209.5
Other current assets(a)	—	5.5	118.1	15.9	(34.0)	105.5
Total current assets	—	87.1	323.1	40.4	(34.0)	416.6
Property and equipment, net	—	—	649.4	52.3	—	701.7
Goodwill	—	—	2,046.0	28.7	—	2,074.7
Intangible assets	—	—	570.5	—	—	570.5
Investment in subsidiaries	1,212.6	3,369.1	25.0	—	(4,606.7)	—
Other assets	—	27.5	51.1	3.1	—	81.7
Intercompany	—	—	70.6	58.9	(129.5)	—
Total assets	$1,212.6	$3,483.7	$3,735.7	$183.4	$(4,770.2)	$3,845.2

Total current liabilities(a)	$—	$19.7	$212.0	$67.9	$(34.0)	$265.6
Long-term debt	—	2,251.4	0.3	—	—	2,251.7
Deferred income tax liabilities, net	—	—	—	10.9	—	10.9
Asset retirement obligation	—	—	29.1	4.1	—	33.2
Deficit in excess of investment of subsidiaries	—	—	2,156.5	—	(2,156.5)	—
Other liabilities	—	—	66.3	4.9	—	71.2
Intercompany	—	—	58.9	70.6	(129.5)	—
Total liabilities	—	2,271.1	2,523.1	158.4	(2,320.0)	2,632.6
Total stockholders’ equity	1,212.6	1,212.6	1,212.6	25.0	(2,450.2)	1,212.6
Total liabilities and stockholders’ equity	$1,212.6	$3,483.7	$3,735.7	$183.4	$(4,770.2)	$3,845.2

(a)
Includes amounts classified as Assets held for sale and Liabilities held for sale, as applicable, on the Consolidated Statement of Financial Position. (See Note 12. Acquisitions and Dispositions: Dispositions to the Consolidated Financial Statements.)

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements (Continued)

	As of December 31, 2014
(in millions)	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Current assets:
Cash and cash equivalents	$—	$11.5	$8.8	$8.2	$—	$28.5
Receivables, less allowances	—	—	186.5	31.0	—	217.5
Other current assets	—	5.3	83.5	20.5	—	109.3
Total current assets	—	16.8	278.8	59.7	—	355.3
Property and equipment, net	—	—	683.3	99.6	—	782.9
Goodwill	—	—	2,050.6	103.6	—	2,154.2
Intangible assets	—	—	633.0	0.2	—	633.2
Investment in subsidiaries	1,445.5	3,613.0	208.1	—	(5,266.6)	—
Other assets	—	31.2	59.5	7.3	—	98.0
Intercompany	—	—	75.1	62.9	(138.0)	—
Total assets	$1,445.5	$3,661.0	$3,988.4	$333.3	$(5,404.6)	$4,023.6

Total current liabilities	$—	$17.9	$219.1	$18.2	$—	$255.2
Long-term debt	—	2,197.6	0.7	—	—	2,198.3
Deferred income tax liabilities, net	—	—	—	17.2	—	17.2
Asset retirement obligation	—	—	28.3	8.3	—	36.6
Deficit in excess of investment of subsidiaries	—	—	2,167.5	—	(2,167.5)	—
Other liabilities	—	—	64.4	6.4	—	70.8
Intercompany	—	—	62.9	75.1	(138.0)	—
Total liabilities	—	2,215.5	2,542.9	125.2	(2,305.5)	2,578.1
Total stockholders’ equity	1,445.5	1,445.5	1,445.5	208.1	(3,099.1)	1,445.5
Total liabilities and stockholders’ equity	$1,445.5	$3,661.0	$3,988.4	$333.3	$(5,404.6)	$4,023.6

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements (Continued)

	Year Ended December 31, 2015
(in millions)	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Billboard	$—	$—	$969.8	$114.5	$—	$1,084.3
Transit and other	—	—	410.5	19.0	—	429.5
Total revenues	—	—	1,380.3	133.5	—	1,513.8
Expenses:
Operating	—	—	743.9	89.2	—	833.1
Selling, general and administrative	1.5	0.3	228.0	28.5	—	258.3
Restructuring charges	—	—	2.6	—	—	2.6
Loss on real estate assets held for sale	—	—	—	103.6	—	103.6
Net loss on dispositions	—	—	0.6	0.1	—	0.7
Depreciation	—	—	94.0	19.7	—	113.7
Amortization	—	—	111.1	4.3	—	115.4
Total expenses	1.5	0.3	1,180.2	245.4	—	1,427.4
Operating income (loss)	(1.5)	(0.3)	200.1	(111.9)	—	86.4
Interest expense, net	—	(114.8)	(0.2)	0.2	—	(114.8)
Other expense, net	—	—	—	(0.4)	—	(0.4)
Income before income taxes and equity earnings of investee	(1.5)	(115.1)	199.9	(112.1)	—	(28.8)
Provision for income taxes	—	—	(2.0)	(3.4)	—	(5.4)
Equity in earnings of investee companies, net of tax	(27.9)	87.2	(225.8)	1.1	170.2	4.8
Net income (loss)	$(29.4)	$(27.9)	$(27.9)	$(114.4)	$170.2	$(29.4)

Net income (loss)	$(29.4)	$(27.9)	$(27.9)	$(114.4)	$170.2	$(29.4)
Total other comprehensive income (loss), net of tax	(30.8)	(30.8)	(30.8)	(30.5)	92.1	(30.8)
Total comprehensive income (loss)	$(60.2)	$(58.7)	$(58.7)	$(144.9)	$262.3	$(60.2)

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements (Continued)

	Year Ended December 31, 2014
(in millions)	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Billboard	$—	$—	$838.4	$133.1	$—	$971.5
Transit and other	—	—	360.4	21.9	—	382.3
Total revenues	—	—	1,198.8	155.0	—	1,353.8
Expenses:
Operating	—	—	626.1	100.4	—	726.5
Selling, general and administrative	1.3	—	192.7	30.3	—	224.3
Restructuring charges	—	—	9.8	—	—	9.8
Acquisition costs	—	—	10.4	—	—	10.4
Net gain on dispositions	—	—	(2.5)		—	(2.5)
Depreciation	—	—	84.5	22.7	—	107.2
Amortization	—	—	89.9	5.1	—	95.0
Total expenses	1.3	—	1,010.9	158.5	—	1,170.7
Operating income (loss)	(1.3)	—	187.9	(3.5)	—	183.1
Interest income (expense), net	—	(84.8)	(0.2)	0.2	—	(84.8)
Other expense, net	—	—	—	(0.3)	—	(0.3)
Income (loss) before income taxes and equity earnings of investee	(1.3)	(84.8)	187.7	(3.6)	—	98.0
Benefit (provision) for income taxes	—	—	209.7	(3.7)	—	206.0
Equity in earnings of investee companies, net of tax	308.2	393.0	(89.2)	0.7	(609.8)	2.9
Net income (loss)	$306.9	$308.2	$308.2	$(6.6)	$(609.8)	$306.9

Net income (loss)	$306.9	$308.2	$308.2	$(6.6)	$(609.8)	$306.9
Total other comprehensive income (loss), net of tax	(15.0)	(15.0)	(15.0)	(14.8)	44.8	(15.0)
Total comprehensive income (loss)	$291.9	$293.2	$293.2	$(21.4)	$(565.0)	$291.9

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements (Continued)

	Year Ended December 31, 2013
(in millions)	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Billboard	$—	$—	$780.0	$140.9	$—	$920.9
Transit and other	—	—	350.1	23.0	—	373.1
Total revenues	—	—	1,130.1	163.9	—	1,294.0
Expenses:
Operating	—	—	584.2	102.7	—	686.9
Selling, general and administrative	—	—	167.7	32.1	—	199.8
Net (gain) loss on dispositions	—	—	(27.5)	0.2	—	(27.3)
Depreciation	—	—	80.7	23.8	—	104.5
Amortization	—	—	86.1	5.2	—	91.3
Total expenses	—	—	891.2	164.0	—	1,055.2
Operating income (loss)	—	—	238.9	(0.1)	—	238.8
Other expense, net	—	—	(0.2)	(1.0)	—	(1.2)
Income (loss) before income taxes and equity earnings of investee	—	—	238.7	(1.1)	—	237.6
Provision for income taxes	—	—	(93.3)	(3.3)	—	(96.6)
Equity in earnings of investee companies, net of tax	—	—	(1.9)	—	4.4	2.5
Net income (loss)	$—	$—	$143.5	$(4.4)	$4.4	$143.5

Net income (loss)	$—	$—	$143.5	$(4.4)	$4.4	$143.5
Total other comprehensive income (loss), net of tax	—	—	(9.1)	(9.3)	9.3	(9.1)
Total comprehensive income (loss)	$—	$—	$134.4	$(13.7)	$13.7	$134.4

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements (Continued)

	Year Ended December 31, 2015
(in millions)	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash provided by operating activities	$(1.5)	$(107.4)	$378.9	$23.1	$—	$293.1
Investing activities:
Capital expenditures	—	—	(53.3)	(5.9)	—	(59.2)
Acquisitions	—	—	(12.1)	—	—	(12.1)
Proceeds from dispositions	—	—	8.9	—	—	8.9
Cash used in investing activities	—	—	(56.5)	(5.9)	—	(62.4)
Financing activities:
Proceeds from long-term debt borrowings - new senior notes	—	103.8	—	—	—	103.8
Proceeds from borrowings under revolving credit facility	—	105.0	—	—	—	105.0
Repayments of long-term debt borrowings - term loan	—	(50.0)	—	—	—	(50.0)
Repayments of borrowings under revolving credit facility	—	(105.0)	—	—	—	(105.0)
Deferred financing costs	—	(3.3)	—	—	—	(3.3)
Proceeds from stock option exercises	2.0	—	—	—	—	2.0
Taxes withheld for stock-based compensation	—	—	(4.3)	—	—	(4.3)
Dividends	(196.3)	—	—	—	—	(196.3)
Intercompany	195.8	127.0	(317.9)	(4.9)	—	—
Other	—	—	(0.5)	—	—	(0.5)
Cash used in financing activities	1.5	177.5	(322.7)	(4.9)	—	(148.6)
Effect of exchange rate on cash and cash equivalents	—	—	—	(3.3)	—	(3.3)
Net increase (decrease) in cash and cash equivalents	—	70.1	(0.3)	9.0	—	78.8
Cash and cash equivalents at beginning of period	—	11.5	8.8	8.2	—	28.5
Cash reclassified to assets held for sale	—	—	—	(5.7)	—	(5.7)
Cash and cash equivalents at end of period	$—	$81.6	$8.5	$11.5	$—	$101.6

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements (Continued)

	Year Ended December 31, 2014
(in millions)	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash provided by operating activities	$(1.3)	$(54.8)	$330.6	$(11.7)	$—	$262.8
Investing activities:
Capital expenditures	—	—	(56.8)	(7.4)	—	(64.2)
Acquisitions	—	—	(735.7)	—	—	(735.7)
Investments in investee companies	—	—	(3.0)	—	—	(3.0)
Proceeds from dispositions	—	—	4.2	0.3	—	4.5
Cash used in investing activities	—	—	(791.3)	(7.1)	—	(798.4)
Financing activities:
Proceeds from IPO	615.0	—	—	—	—	615.0
Proceeds from long-term debt borrowings - term loan and senior notes	—	1,598.0	—	—	—	1,598.0
Proceeds from long-term debt borrowings - new senior notes	—	599.3	—	—	—	599.3
Deferred financing costs	—	(42.7)	—	—	—	(42.7)
Distribution of debt and IPO proceeds to CBS	(515.0)	(1,523.8)	—	—	—	(2,038.8)
Net cash contribution from CBS	9.5	—	39.8	—	—	49.3
Dividends	(242.7)	—	—	—	—	(242.7)
Intercompany	134.5	(564.5)	428.4	1.6	—	—
Other	—	—	(0.8)	—	—	(0.8)
Cash used in financing activities	1.3	66.3	467.4	1.6	—	536.6
Effect of exchange rate on cash and cash equivalents	—	—	—	(2.3)	—	(2.3)
Net increase (decrease) in cash and cash equivalents	—	11.5	6.7	(19.5)	—	(1.3)
Cash and cash equivalents at beginning of period	—	—	2.1	27.7	—	29.8
Cash and cash equivalents at end of period	$—	$11.5	$8.8	$8.2	$—	$28.5

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements (Continued)

	Year Ended December 31, 2013
(in millions)	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash provided by operating activities	$—	$—	$268.2	$12.9	$—	$281.1
Investing activities:
Capital expenditures	—	—	(54.1)	(6.8)	—	(60.9)
Acquisitions	—	—	(11.5)	—	—	(11.5)
Proceeds from dispositions	—	—	28.6	0.1	—	28.7
Cash used in investing activities	—	—	(37.0)	(6.7)	—	(43.7)
Financing activities:
Excess tax benefit from stock-based compensation	—	—	5.8	—	—	5.8
Net cash (distribution to)/contribution from CBS	—	—	(244.4)	11.8	—	(232.6)
Other	—	—	—	(0.2)	—	(0.2)
Cash used in financing activities	—	—	(238.6)	11.6	—	(227.0)
Effect of exchange rate on cash and cash equivalents	—	—	—	(0.8)	—	(0.8)
Net increase (decrease) in cash and cash equivalents	—	—	(7.4)	17.0	—	9.6
Cash and cash equivalents at beginning of period	—	—	9.5	10.7	—	20.2
Cash and cash equivalents at end of period	$—	$—	$2.1	$27.7	$—	$29.8

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements (Continued)

Note 20. Quarterly Financial Data (Unaudited)

Our revenues and profits experience seasonality due to seasonal advertising patterns and influences on advertising markets. Typically, our revenues and profits are highest in the fourth quarter, during the holiday shopping season, and lowest in the first quarter, as advertisers cut back on spending following the holiday shopping season.

	2015
(in millions)	First Quarter		Second Quarter		Third Quarter		Fourth Quarter		Total Year
Revenues:
United States	$313.9		$346.1		$353.9		$366.4		$1,380.3
International	30.0		38.6		32.8		32.1		133.5
Total revenues	$343.9		$384.7		$386.7		$398.5		$1,513.8
Adjusted OIBDA:
United States	$94.4		$121.0		$121.6		$122.6		$459.6
International	0.1		7.5		3.9		4.3		15.8
Corporate	(7.5)		(9.4)		(11.6)		(9.3)		(37.8)
Total Adjusted OIBDA	87.0		119.1		113.9		117.6		437.6
Restructuring charges - severance only	(0.6)		(2.0)		—		—		(2.6)
Loss on real estate assets held for sale	—		—		—		(103.6)	(a)	(103.6)
Net gain (loss) on dispositions	0.3		(0.9)		—		(0.1)		(0.7)
Depreciation	(28.7)		(28.0)		(28.4)		(28.6)		(113.7)
Amortization	(27.8)		(29.2)		(29.1)		(29.3)		(115.4)
Stock-based compensation	(3.6)		(4.4)		(3.7)		(3.5)		(15.2)
Total operating income (loss)	$26.6		$54.6		$52.7		$(47.5)		$86.4
Operating income (loss):
United States	$43.9		$67.1		$69.9		$70.4		$251.3
International	(6.2)		1.3		(1.9)		(105.1)		(111.9)
Corporate	(11.1)	(b)	(13.8)	(b)	(15.3)	(b)	(12.8)	(b)	(53.0)
Total operating income (loss)	$26.6		$54.6		$52.7		$(47.5)		$86.4
Net income (loss)	$1.1		$22.2		$21.2		$(73.9)		$(29.4)

(a)
In the fourth quarter of 2015, we recorded a non-cash loss on real estate assets held for sale. This non-cash loss is primarily comprised of the impact of including unrecognized foreign currency translation adjustment losses in the carrying value of assets held for sale. (See Note 12. Acquisitions and Dispositions: Dispositions to the Consolidated Financial Statements).

(b)
We incurred incremental corporate stand-alone costs of $2.9 million during the first quarter of 2015; $1.5 million during the second quarter of 2015, $1.4 million during the third quarter of 2015 and $0.5 million during the fourth quarter of 2015.

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements (Continued)

	2014
(in millions)	First Quarter		Second Quarter		Third Quarter		Fourth Quarter		Total Year
Revenues:
United States	$255.0		$291.1		$296.3		$356.4		$1,198.8
International	32.9		43.3		40.2		38.6		155.0
Total revenues	$287.9		$334.4		$336.5		$395.0	(b)	$1,353.8
Adjusted OIBDA:
United States	$80.3		$106.4		$106.3		$123.2		$416.2
International	1.1		9.5		6.3		7.4		24.3
Corporate	(5.8)		(5.6)		(5.7)		(10.0)		(27.1)
Total Adjusted OIBDA	75.6		110.3		106.9		120.6	(b)	413.4
Restructuring charges - severance only	—		—		(2.7)		(1.5)		(4.2)
Acquisition costs	—		—		(1.4)		(9.0)	(b)	(10.4)
Net gain (loss) on dispositions	0.9		—		0.5		1.1		2.5
Depreciation	(26.1)		(26.5)		(26.7)		(27.9)		(107.2)
Amortization	(21.9)		(22.6)		(22.8)		(27.7)		(95.0)
Stock-based compensation	(1.8)		(2.9)		(6.2)		(5.1)		(16.0)
Total operating income	$26.7		$58.3		$47.6		$50.5	(b)	$183.1
Operating income (loss):
United States	$40.0	(c)	$64.2	(c)	$64.3	(c)	$75.8	(c)	$244.3
International	(5.7)		2.6		(0.7)		0.3		(3.5)
Corporate	(7.6)	(d)	(8.5)	(d)	(16.0)	(d)	(25.6)	(d)	(57.7)
Total operating income	$26.7		$58.3		$47.6		$50.5	(b)	$183.1
Net income	$8.4		$22.4		$248.3	(a)	$27.8	(b)	$306.9

(a)
During the third quarter of 2014, we recorded a reversal of $232.3 million, representing substantially all Deferred income tax liabilities, net, as a result of our REIT conversion (see Note 15. Income Taxes).

(b)
In the fourth quarter of 2014, we issued senior notes to partially finance the Acquisition (see Note 8. Long-Term Debt) and completed the Acquisition (see Note 12. Acquisition), and also reversed an additional $3.3 million of Deferred income tax liabilities, net, related to our REIT conversion.

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Exchange Act, our management has carried out an evaluation, under the supervision of and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report, were effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission’s rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our management has concluded that our internal control over financial reporting was effective as of December 31, 2015 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The effectiveness of our internal control over financial reporting as of December 31, 2015 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in “Item 8. Financial Statements and Supplementary Data.”

Limitations on Effectiveness of Disclosure Controls and Procedures and Internal Control Over Financial Reporting

In designing and evaluating our disclosure controls and procedures and internal control over financial reporting, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures and internal control over financial reporting must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The Company has adopted a Code of Conduct that applies to all executive officers, employees and directors of the Company. In addition, the Company has adopted a Supplemental Code of Ethics applicable to our principal executive officer, principal financial officer, principal accounting officer and controller or persons performing similar functions. Both the Code of Conduct and the Supplemental Code of Ethics are available in the Investor Relations section of our website at www.outfrontmedia.com. We intend to satisfy the disclosure requirements under Item 5.05 of Form 8-K regarding any amendment to, or waiver from, a provision of the Code of Conduct or the Supplemental Code of Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer and controller or persons performing similar functions, and relates to any element of the definition of code of ethics set forth in Item 406(b) of Regulation S-K, by posting such information on our website at www.outfrontmedia.com.

All additional information required by this item is incorporated by reference to our Proxy Statement for the 2016 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2015.

Item 11. Executive Compensation.

The information required by this item is incorporated by reference to our Proxy Statement for the 2016 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2015.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated by reference to our Proxy Statement for the 2016 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2015.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated by reference to our Proxy Statement for the 2016 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2015.

Item 14. Principal Accounting Fees and Services.

The information required by this item is incorporated by reference to our Proxy Statement for the 2016 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2015.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)(1) Financial Statements. The financial statements filed as part of this Annual Report on Form 10-K are listed in the index to the financial statements, which is included in “Item 8. Financial Statements and Supplementary Data.”

(a)(2) Financial Statement Schedules. The following financial statement schedules should be read in conjunction with the consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data.” All other schedules for which provision is made in the applicable accounting regulation of the SEC are not required under the related instructions or are inapplicable, and therefore have been omitted.

OUTFRONT Media Inc.
Schedule II—Valuation and Qualifying Accounts
(in millions)

Col. A	Col. B	Col. C			Col. D	Col. E
Description	Balance at Beginning of Period	Balance Acquired through Acquisitions	Charged to Costs and Expenses	Charged to Other Accounts(a)	Deductions	Balance at End of Period
Allowance for doubtful accounts:
Year ended December 31, 2015	$14.2	$—	$2.7	$(3.7)	$4.3	$8.9
Year ended December 31, 2014	15.7	—	2.9	(0.7)	3.7	14.2
Year ended December 31, 2013	19.3	—	0.4	—	4.0	15.7
Valuation allowance on deferred tax assets:
Year ended December 31, 2015	$6.9	$—	$0.1	$(4.7)	$2.3	$—
Year ended December 31, 2014	10.1	—	0.5	—	3.7	6.9
Year ended December 31, 2013	8.0	—	3.0	—	0.9	10.1

(a)	Reflects change in allowance related to foreign currency translation adjustments and amounts reclassified to Assets held for sale on our Consolidated Statement of Financial Position.

OUTFRONT Media Inc.
SCHEDULE III – Schedule of Real Estate and
Accumulated Depreciation
as of December 31, 2015
(in millions)

		Initial Cost		Cost Capitalized Subsequent to Acquisition	Gross Carrying Amount at December 31, 2015 (3)
Description (1)	Encumbrances	Land	Structures and Improvements		Land	Structures and Improvements	Total	Accumulated Depreciation	Construction Date	Acquisition Date	Useful Lives
Structures added prior to January 1, 2014
United States - 43,171 displays	—	(2)	(2)	(2)	$83.1	$1,302.4	1,385.5	$(902.2)	Various	Various	5 to 20 years
Canada - 5,759 displays	—	(2)	(2)	(2)	2.1	259.4	261.5	(213.4)	Various	Various	5 to 20 years
Mexico - 4,313 displays	—	(2)	(2)	(2)	1.7	22.8	24.5	(15.0)	Various	Various	5 to 20 years
Argentina - 465 displays	—	(2)	(2)	(2)	—	1.0	1.0	(0.4)	Various	Various	5 to 20 years
Brazil - 771 displays	—	(2)	(2)	(2)	—	3.4	3.4	(0.6)	Various	Various	5 to 20 years
Uruguay - 142 displays	—	(2)	(2)	(2)	—	1.6	1.6	(1.4)	Various	Various	5 to 20 years
Chile - 720 displays	—	(2)	(2)	(2)	—	3.1	3.1	(3.1)	Various	Various	5 to 20 years
					$86.9	$1,593.7	$1,680.6	$(1,136.1)
Structures added subsequent to January 1, 2014
United States - 1,797 displays		$4.8	$103.1	$(13.1)	$4.8	$90.0	$94.8	$(0.9)	Various	Various	5 to 20 years
Canada - 74 displays		—	1.8	—	—	1.8	1.8	(0.1)	Various	Various	5 to 20 years
Mexico - 16 displays		—	0.1	—	—	0.1	0.1	—	Various	Various	5 to 20 years
Argentina - 23 displays		—	—	0.1	—	0.1	0.1	—	Various	Various	5 to 20 years
Brazil - 9 displays		—	0.5	—	—	0.5	0.5	(0.5)	Various	Various	5 to 20 years
Uruguay - 0 displays		—	—	—	—	—	—	—	Various	Various	5 to 20 years
Chile - 11 displays		—	0.6	0.2	—	0.8	0.8	(0.1)	Various	Various	5 to 20 years
		$4.8	$106.1	$(12.8)	$4.8	$93.3	$98.1	$(1.6)
Total
United States - 44,968 displays					$87.9	$1,392.4	$1,480.3	$(903.1)	Various	Various	5 to 20 years
Canada - 5,833 displays					2.1	261.2	263.3	(213.5)	Various	Various	5 to 20 years
Mexico - 4,329 displays					1.7	22.9	24.6	(15.0)	Various	Various	5 to 20 years
Argentina - 488 displays					—	1.1	1.1	(0.4)	Various	Various	5 to 20 years
Brazil - 780 displays					—	3.9	3.9	(1.1)	Various	Various	5 to 20 years
Uruguay - 142 displays					—	1.6	1.6	(1.4)	Various	Various	5 to 20 years
Chile - 731 displays					—	3.9	3.9	(3.2)	Various	Various	5 to 20 years
					$91.7	$1,687.0	$1,778.7	$(1,137.7)
______________________

(1)	No single asset exceeded 5% of the total gross carrying amount as of December 31, 2015.

(2)	This information is omitted as it would be impracticable to compile on a site-by-site basis.

(3)	Includes sites under construction.

The following table summarizes the activity for the Company’s real estate assets, which consist of advertising displays, and the related accumulated depreciation.

	2015	2014	2013
Gross real estate assets:
Balance at the beginning of the year	$1,833.7	$1,750.9	$1,743.7
New Investments	8.0	98.0	(a)
Redevelopments	23.9	21.6	34.7
Recurring capital expenditures	16.4	17.0	15.9
Purchase price accounting adjustments	(13.1)	—	—
Land acquisitions	4.8	—	1.0
Additions for construction of / improvements to structures	40.0	136.6	51.6
Assets sold or written-off	(26.5)	(14.2)	(14.9)
Foreign exchange	(68.5)	(39.6)	(29.5)
Balance at the end of the year	$1,778.7	$1,833.7	$1,750.9
Accumulated depreciation:
Balance at the beginning of the year	$1,109.4	$1,052.7	$990.0
Depreciation	104.9	99.6	97.5
Assets sold or written-off	(22.5)	(13.0)	(13.7)
Foreign exchange	(54.1)	(29.9)	(21.1)
Balance at the end of the year	$1,137.7	$1,109.4	$1,052.7

(a)	This information was not separately compiled and is included as part of “Redevelopments.”

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
Date: February 29, 2016

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

Signature	Title	Date

/s/ Jeremy J. Male	Chairman and Chief Executive Officer	February 29, 2016
Jeremy J. Male	(Principal Executive Officer)

/s/ Donald R. Shassian	Executive Vice President and Chief Financial Officer	February 29, 2016
Donald R. Shassian	(Principal Financial and Principal Accounting Officer)

/s/ William Apfelbaum	Director	February 29, 2016
William Apfelbaum

/s/ Nicolas Brien	Director	February 29, 2016
Nicolas Brien

/s/ Manuel A. Diaz	Director	February 29, 2016
Manuel A. Diaz

/s/ Peter Mathes	Director	February 29, 2016
Peter Mathes

/s/ Susan M. Tolson	Director	February 29, 2016
Susan M. Tolson

/s/ Joseph H. Wender	Director	February 29, 2016
Joseph H. Wender

EXHIBIT INDEX

Exhibit Number	Description

2.1
Agreement and Plan of Reorganization, dated as of January 15, 2014, by and among CBS Corporation, CBS Outdoor Americas Inc. and CBS Radio Media Corporation (incorporated herein by reference to Exhibit 2.1 to the Company’s Registration Statement on Form S-11 (File No. 333-189643), filed on January 31, 2014).

2.2
Master Separation Agreement, dated as of April 2, 2014, by and between CBS Outdoor Americas Inc. and CBS Corporation (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 001-36367), filed on April 2, 2014).†

2.3
Membership Interest Purchase Agreement, dated as of July 20, 2014, by and among CBS Outdoor Americas Inc., CBS Outdoor LLC, Van Wagner Communications, LLC, Van Wagner Twelve Holdings, LLC and Richard M. Schaps (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 001-36367), filed on July 21, 2014).†

3.1
Articles of Amendment and Restatement of OUTFRONT Media Inc. effective March 28, 2014, as amended by the Articles of Amendment of OUTFRONT Media Inc. effective November 20, 2014. (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-36367), filed on November 20, 2014).

3.2	Amended and Restated Bylaws of OUTFRONT Media Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-36367), filed on February 25, 2016).

4.1
Indenture, dated as of January 31, 2014, by and among CBS Outdoor Americas Capital LLC, CBS Outdoor Americas Capital Corporation, the guarantors named therein and Deutsche Bank Trust Company Americas (including the Form of Senior Notes) (incorporated herein by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-11 (File No. 333-189643), filed on January 31, 2014).

4.2
Indenture, dated as of October 1, 2014, by and among CBS Outdoor Americas Capital LLC, CBS Outdoor Americas Capital Corporation, the guarantors named therein and Deutsche Bank Trust Company Americas (including the Form of Senior Notes) (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-36367), filed on October 2, 2014).

4.3
First Supplemental Indenture, dated as of October 1, 2014, by and among CBS Outdoor Americas Capital LLC, CBS Outdoor Americas Capital Corporation, the guarantors named therein and Deutsche Bank Trust Company Americas (incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K (File No. 001-36367), filed on October 2, 2014).

4.4
Third Supplemental Indenture, dated as of March 30, 2015, by and among Outfront Media Capital LLC, Outfront Media Capital Corporation, the guarantors named therein and Deutsche Bank Trust Company Americas (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-36367), filed on March 30, 2015).

10.1
Tax Matters Agreement, dated as of April 2, 2014, by and between CBS Outdoor Americas Inc. and CBS Corporation (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-36367), filed on April 2, 2014).

10.2
Transition Services Agreement, dated as of April 2, 2014, by and between CBS Outdoor Americas Inc. and CBS Corporation (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-36367), filed on April 2, 2014).

10.3
Registration Rights Agreement, dated as of April 2, 2014, by and between CBS Outdoor Americas Inc. and CBS Corporation (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 001-36367), filed on April 2, 2014).

10.4
Registration Rights Agreement, dated as of March 30, 2015, by and among Outfront Media Capital LLC, Outfront Media Capital Corporation, the guarantors named therein, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Morgan Stanley & Co. LLC (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-36367), filed on March 30, 2015).

10.5
License Agreement, dated as of April 2, 2014, by and between CBS Outdoor Americas Inc. and CBS Broadcasting Inc. (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-36367), filed on April 2, 2014).

10.6	Form of Director Indemnification Agreement (incorporated herein by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-11 (File No. 333-189643), filed on February 18, 2014).

10.7
Commitment Letter, dated as of July 20, 2014, between CBS Outdoor Americas Capital LLC, CBS Outdoor Americas Capital Corporation, CBS Outdoor Americas Inc., Wells Fargo Securities, LLC and WF Investment Holdings, LLC (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-36367), filed on July 21, 2014).

10.8
Amended and Restated Transition Services Agreement, dated as of July 16, 2014, by and between CBS Outdoor Americas Inc. and CBS Corporation (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-36367), filed on July 16, 2014).

10.9
Amended and Restated License Agreement, dated as of July 16, 2014, by and between CBS Outdoor Americas Inc. and CBS Broadcasting Inc. (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-36367), filed on July 16, 2014).

10.10
Credit Agreement, dated as of January 31, 2014, by and among CBS Outdoor Americas Capital LLC, CBS Outdoor Americas Capital Corporation, the guarantors party thereto, Citibank, N.A. and the other lenders party thereto from time to time (incorporated herein by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-4 (File No. 333-201197), filed on December 22, 2014).

10.11	CBS Outdoor Americas Inc. Omnibus Stock Incentive Plan (incorporated herein by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K (File No. 001-36367), filed on April 2, 2014).*

10.12
OUTFRONT Media Inc. Amended and Restated Omnibus Stock Incentive Plan (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2015, File No. 001-36367).*

10.13
OUTFRONT Media Inc. Amended and Restated Executive Bonus Plan (incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2015, File No. 001-36367).*

10.14	OUTFRONT Media Excess 401(k) Plan (incorporated herein by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-11 (File No. 333-189643), filed on February 18, 2014).*

10.15
Employment Agreement with Jeremy J. Male, dated as of September 6, 2013 (incorporated herein by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-11 (File No. 333-189643), filed on February 18, 2014).*

10.16
Employment Agreement with Donald R. Shassian, dated as of November 20, 2013 (incorporated herein by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-11 (File No. 333-189643), filed on February 18, 2014).*

10.17
Employment Agreement with Richard Sauer, dated as of February 17, 2014 (incorporated herein by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-11 (File No. 333-189643), filed on February 18, 2014).*

10.18
Form of Certificate and Terms and Conditions for Performance-Based Restricted Share Units Awards with Time Vesting under the CBS Outdoor Americas Inc. Omnibus Stock Incentive Plan before February 19, 2015 (incorporated herein by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014, File No. 001-36367).*

10.19
Form of Certificate and Terms and Conditions for Performance-Based Restricted Share Units Awards with Time Vesting under the OUTFRONT Media Inc. Amended and Restated Omnibus Stock Incentive Plan (incorporated herein by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2015, File No. 001-36367).*

10.20
Form of Certificate and Terms and Conditions for Restricted Share Units Awards with Time Vesting under the CBS Outdoor Americas Inc. Omnibus Stock Incentive Plan before February 19, 2015 (incorporated herein by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014, File No. 001-36367).*

10.21
Form of Certificate and Terms and Conditions for Restricted Share Units Awards with Time Vesting granted under the CBS Outdoor Americas Inc. Omnibus Stock Incentive Plan on or after February 19, 2015 (incorporated herein by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2015, File No. 001-36367).*

10.22
Form of Certificate and Terms and Conditions for Restricted Share Units Awards with Time Vesting for Directors granted under the CBS Outdoor Americas Inc. Omnibus Stock Incentive Plan before February 19, 2015 (incorporated herein by reference to Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014, File No. 001-36367).*

10.23
Form of Certificate and Terms and Conditions for Restricted Share Units Awards with Time Vesting for Directors granted under the OUTFRONT Media Inc. Amended and Restated Omnibus Stock Incentive Plan (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-36367), filed on June 11, 2015).*

10.24
Summary of Compensation for Outside Directors, effective March 28, 2014 (incorporated herein by reference to Exhibit 10.14 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014, File No. 001-36367).*

10.25
Summary of Compensation for Outside Directors, effective June 9, 2015 and July 1, 2015 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-36367), filed on June 11, 2015).*

10.26
CBS Corporation 2004 Long-Term Management Incentive Plan (as amended and restated through May 25, 2006) (incorporated herein by reference to Exhibit 10 to CBS Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006, File No. 001-09553).*

10.27
CBS Corporation 2009 Long-Term Incentive Plan (effective February 21, 2008, as amended and restated May 23, 2013) (incorporated herein by reference to Exhibit 10(c) to CBS Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013, File No. 001-09553).*

10.28
Form of Certificate and Terms and Conditions for Converted Stock Options (incorporated herein by reference to Exhibit 10(c)(ii) to CBS Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, File No. 001-09553).*

10.29
Form of Certificate and Terms and Conditions of Converted Performance-Based Restricted Share Units with Time Vesting (incorporated herein by reference to Exhibit 10(c)(v) to CBS Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, File No. 001-09553).*

10.30
Form of Certificate and Terms and Conditions of Converted Restricted Share Units with Time Vesting (incorporated herein by reference to Exhibit 10(c)(vii) to CBS Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, File No. 001-09553).*

10.31
Employment Agreement with Andy Sriubas, dated as of July 28, 2014 (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2014, File No. 001-36367).*

10.32
Registration Rights Agreement, dated as of October 1, 2014, by and among CBS Outdoor Americas Capital LLC, CBS Outdoor Americas Capital Corporation, the guarantors named therein and Wells Fargo Securities, LLC and Goldman, Sachs & Co. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-36367), filed on October 2, 2014).

10.33
Employment Agreement with Clive Punter, dated as of October 6, 2014 (incorporated herein by reference to Exhibit 10.30 to the Company’s Registration Statement on Form S-4 (File No. 333-201197), filed on December 22, 2014).*

10.34
Employment Agreement with Nancy Tostanoski, dated as of May 5, 2014 (incorporated herein by reference to Exhibit 10.31 to the Company’s Registration Statement on Form S-4 (File No. 333-201197), filed on December 22, 2014).*

10.35
Employment Agreement with Jodi Senese, dated as of April 15, 2013 (incorporated herein by reference to Exhibit 10.32 to the Company’s Registration Statement on Form S-4 (File No. 333-201197), filed on December 22, 2014).*

10.36
Letter Agreement with Wally Kelly, dated as of July 23, 2014 (incorporated herein by reference to Exhibit 10.33 to the Company’s Registration Statement on Form S-4 (File No. 333-201197), filed on December 22, 2014).*

10.37
Letter Agreement with Raymond Nowak, dated of as November 25, 2014 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-36367), filed on December 2, 2014).*

10.38
OUTFRONT Media Inc. Executive Change in Control Severance Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-36367), filed on December 14, 2015).*

10.39
Form of Participation Agreement under the OUTFRONT Media Inc. Executive Change in Control Severance Plan (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-36367), filed on December 14, 2015).*

21.1	List of Subsidiaries of OUTFRONT Media Inc.

23.1	Consent of PricewaterhouseCoopers LLP.

24.1	Power of Attorney (included on the signature page of this Annual Report on Form 10-K and incorporated herein by reference).

31.1	Certification of the Chief Executive Officer of OUTFRONT Media Inc. pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of OUTFRONT Media Inc. pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer of OUTFRONT Media Inc. furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002.

32.2	Certification of the Chief Financial Officer of OUTFRONT Media Inc. furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Calculation Linkbase

101.DEF	XBRL Taxonomy Definition Document

101.LAB	XBRL Taxonomy Label Linkbase

101.PRE	XBRL Taxonomy Presentation Linkbase

_______________________

†
Schedules, annexes and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish supplementally to the SEC a copy of any omitted schedule, annex or exhibit upon request.

*	Management contracts and compensatory plans and arrangements.