Form 10-Q
period 2016-03-31
OUTFRONT Media Inc.
filed 2016-05-06
CIK 1579877

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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

As of May 4, 2016, the number of shares outstanding of the registrant’s common stock was 137,914,318.

OUTFRONT MEDIA INC.
QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2016

PART 1

Item 1.    Financial Statements.

OUTFRONT Media Inc.
Consolidated Statements of Financial Position
(Unaudited)

	As of
(in millions)	March 31, 2016	December 31, 2015
Assets:
Current assets:
Cash and cash equivalents	$43.2	$101.6
Receivables, less allowance ($9.0 in 2016 and $8.9 in 2015)	189.0	209.5
Prepaid lease and transit franchise costs	80.4	61.5
Other prepaid expenses	27.3	21.9
Assets held for sale	4.8	5.2
Other current assets	15.8	12.5
Total current assets	360.5	412.2
Property and equipment, net (Note 3)	691.7	701.7
Goodwill	2,101.9	2,074.7
Intangible assets (Note 4)	585.9	570.5
Other assets	59.3	56.4
Total assets	$3,799.3	$3,815.5

Liabilities:
Current liabilities:
Accounts payable	$63.8	$83.6
Accrued compensation	24.3	39.4
Accrued interest	27.2	19.5
Accrued lease costs	24.9	28.8
Other accrued expenses	50.5	35.3
Deferred revenues	31.0	20.7
Liabilities held for sale	21.5	25.0
Short-term debt (Note 7)	35.3	—
Other current liabilities	13.6	13.3
Total current liabilities	292.1	265.6
Long-term debt, net (Note 7)	2,222.9	2,222.0
Deferred income tax liabilities, net	11.1	10.9
Asset retirement obligation (Note 5)	33.7	33.2
Other liabilities	69.3	71.2
Total liabilities	2,629.1	2,602.9

Commitments and contingencies (Note 14)

Stockholders’ equity (Note 8):
Common stock (2016 - 450.0 shares authorized, and 137.9 shares issued
and outstanding; 2015 - 450.0 shares authorized, and 137.6 issued and outstanding)	1.4	1.4
Additional paid-in capital	1,935.0	1,934.3
Distribution in excess of earnings	(651.3)	(602.2)
Accumulated other comprehensive loss	(114.9)	(120.9)
Total stockholders’ equity	1,170.2	1,212.6
Total liabilities and stockholders’ equity	$3,799.3	$3,815.5

See accompanying notes to unaudited consolidated financial statements.

OUTFRONT Media Inc.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended
	March 31,
(in millions, except per share amounts)	2016	2015
Revenues:
Billboard	$250.4	$246.9
Transit and other	98.0	97.0
Total revenues	348.4	343.9
Expenses:
Operating	199.8	198.8
Selling, general and administrative	65.3	61.7
Restructuring charges	—	0.6
Loss on real estate assets held for sale	1.3	—
Net (gain) loss on dispositions	0.4	(0.3)
Depreciation	29.1	28.7
Amortization	28.3	27.8
Total expenses	324.2	317.3
Operating income	24.2	26.6
Interest expense, net	(28.6)	(27.8)
Other income (expense), net	(0.2)	0.1
Loss before benefit for income taxes and equity in earnings of investee companies	(4.6)	(1.1)
Benefit for income taxes	1.3	1.4
Equity in earnings of investee companies, net of tax	1.0	0.8
Net income (loss)	$(2.3)	$1.1

Net income (loss) per common share:
Basic	$(0.02)	$0.01
Diluted	$(0.02)	$0.01

Weighted average shares outstanding:
Basic	137.6	136.9
Diluted	137.6	137.6

Dividends declared per common share	$0.34	$0.40

See accompanying notes to unaudited consolidated financial statements.

OUTFRONT Media Inc.
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended
	March 31,
(in millions)	2016	2015
Net income (loss)	$(2.3)	$1.1
Other comprehensive income (loss), net of tax:
Cumulative translation adjustments	6.5	(14.1)
Net actuarial gain (loss)	(0.5)	1.0
Total other comprehensive income (loss), net of tax	6.0	(13.1)
Total comprehensive income (loss)	$3.7	$(12.0)

See accompanying notes to unaudited consolidated financial statements.

OUTFRONT Media Inc.
Consolidated Statements of Stockholders’ Equity
(Unaudited)

(in millions, except per share amounts)	Shares of Common Stock	Common Stock ($0.01 per share par value)	Additional Paid-In Capital	Distribution in Excess of Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance as of December 31, 2014	136.6	$1.4	$1,911.2	$(377.0)	$(90.1)	$1,445.5
Net income	—	—	—	1.1	—	1.1
Other comprehensive loss	—	—	—	—	(13.1)	(13.1)
Stock-based payments:
Vested	0.3	—	—	—	—	—
Exercise of stock options	0.2	—	2.0	—	—	2.0
Amortization	—	—	4.1	—	—	4.1
Shares paid for tax withholding for stock-based payments	(0.1)	—	(3.1)	—	—	(3.1)
Issuance of stock for purchase of property and equipment	0.2	—	6.4	—	—	6.4
Dividends ($0.40 per share)	—	—	—	(54.9)	—	(54.9)
Balance as of March 31, 2015	137.2	$1.4	$1,920.6	$(430.8)	$(103.2)	$1,388.0

Balance as of December 31, 2015	137.6	$1.4	$1,934.3	$(602.2)	$(120.9)	$1,212.6
Net loss	—	—	—	(2.3)	—	(2.3)
Other comprehensive income	—	—	—	—	6.0	6.0
Stock-based payments:
Vested	0.5	—	—	—	—	—
Amortization	—	—	4.8	—	—	4.8
Shares paid for tax withholding for stock-based payments	(0.2)	—	(4.1)	—	—	(4.1)
Dividends ($0.34 per share)	—	—	—	(46.8)	—	(46.8)
Balance as of March 31, 2016	137.9	$1.4	$1,935.0	$(651.3)	$(114.9)	$1,170.2

See accompanying notes to unaudited consolidated financial statements.

OUTFRONT Media Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31,
(in millions)	2016	2015
Operating activities:
Net income (loss)	$(2.3)	$1.1
Adjustments to reconcile net income (loss) to net cash flow provided by operating activities:
Depreciation and amortization	57.4	56.5
Deferred tax benefit	(0.5)	(0.4)
Stock-based compensation	4.8	3.6
Provision for doubtful accounts	0.8	0.8
Accretion expense	0.6	0.6
Loss on real estate assets held for sale	1.3	—
Net (gain) loss on dispositions	0.4	(0.3)
Equity in earnings of investee companies, net of tax	(1.0)	(0.8)
Distributions from investee companies	—	0.7
Amortization of deferred financing costs and debt discount and premium	1.4	1.5
Change in assets and liabilities, net of investing and financing activities	(29.1)	(57.5)
Net cash flow provided by operating activities	33.8	5.8

Investing activities:
Capital expenditures	(14.4)	(13.1)
Acquisitions	(60.5)	(9.9)
Net proceeds from dispositions	0.3	0.7
Net cash flow used for investing activities	(74.6)	(22.3)

Financing activities:
Proceeds from long-term debt borrowings - senior notes	—	103.8
Proceeds from borrowings under revolving credit facility	35.0	105.0
Repayments of borrowings under revolving credit facility	—	(105.0)
Deferred financing costs	(0.4)	(2.2)
Proceeds from stock option exercises	—	2.0
Taxes withheld for stock-based compensation	(5.1)	(3.0)
Dividends	(47.1)	(54.9)
Other	(0.2)	(0.4)
Net cash flow provided by (used for) financing activities	(17.8)	45.3

Effect of exchange rate changes on cash and cash equivalents	0.2	(1.3)
Net increase (decrease) in cash and cash equivalents	(58.4)	27.5
Cash and cash equivalents at beginning of period	101.6	28.5
Cash and cash equivalents at end of period	$43.2	$56.0

OUTFRONT Media Inc.
Condensed Consolidated Statements of Cash Flows (Continued)
(Unaudited)

	Three Months Ended
	March 31,
(in millions)	2016	2015
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$2.0	$1.3
Cash paid for interest	19.5	19.2

Non-cash investing and financing activities:
Accrued purchases of property and equipment	5.4	0.5
Issuance of stock for purchase of property and equipment	—	6.4
Taxes withheld for stock-based compensation	1.5	0.1

See accompanying notes to unaudited consolidated financial statements.

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)

Note 1. Description of Business and Basis of Presentation

Description of Business

OUTFRONT Media Inc. (the “Company”) and its subsidiaries (collectively, “we,” “us” or “our”) is a real estate investment trust (“REIT”) which provides advertising space (“displays”) on out-of-home advertising structures and sites in the United States (the “U.S.”) and Canada. Our portfolio includes billboard displays, which are predominantly located in densely populated major metropolitan areas and along high-traffic expressways and major commuting routes. We also have a number of exclusive multi-year contracts to operate advertising displays in municipal transit systems. We have displays in all of the 25 largest markets in the U.S. and over 150 markets across the U.S. and Canada. We manage our business through two segments - U.S. and International. On April 1, 2016, we sold all of our equity interests in certain of our subsidiaries which held all of the assets of our outdoor advertising business in Latin America (see Note 9. Acquisitions and Dispositions: Dispositions to the Consolidated Financial Statements). The operating results of our outdoor advertising business in Latin America are included in our Consolidated Financial Statements for the three months ended March 31, 2016 and 2015.

Basis of Presentation and Use of Estimates

The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules of the Securities and Exchange Commission (the “SEC”). In the opinion of our management, the accompanying unaudited consolidated financial statements reflect all adjustments, consisting of normal and recurring adjustments, necessary for a fair presentation of our financial position, results of operations and cash flows for the periods presented. Certain reclassifications of prior year’s data have been made to conform to the current period’s presentation. These financial statements should be read in conjunction with the more detailed financial statements and notes thereto, included in our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on February 29, 2016.

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

Note 2. New Accounting Standards

Adoption of New Accounting Standards

Simplifying the Presentation of Debt Issuance Costs

During the first quarter of 2016, we adopted the Financial Accounting Standards Board’s (the “FASB’s”) principles-based guidance addressing the recognition of debt issuance costs related to a recognized debt liability. We elected to adopt the guidance on a retrospective basis. As a result, $28.5 million of debt issuance costs was recorded as a direct deduction from the carrying amount of our debt liability on the Consolidated Statement of Financial Position as of March 31, 2016, and $4.4 million from Other current assets and $25.3 million from Other assets was reclassified to Long-term debt, net, on the Consolidated Statement of Financial Position as of December 31, 2015. Regarding line-of-credit arrangements, we continue to defer and present debt issuance costs as an asset and subsequently amortize the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. This guidance did not have a material effect on our financial statements.

Balance Sheet Classification of Deferred Taxes

During the first quarter of 2016, we adopted the FASB’s guidance to simplify the presentation of deferred income taxes. We elected to adopt the guidance on a prospective basis. This guidance requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. This guidance did not have a material effect on our financial statements.

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)

Recent Pronouncements

Stock Compensation

In March 2016, the FASB issued guidance which simplifies accounting for share-based compensation. The difference between the deduction for tax purposes and the compensation cost recognized for financial reporting on share-based payment awards (excess tax benefits or tax deficiencies, including tax benefits of dividends on share-based payment awards) should be recognized as income tax expense or benefit on the statement of operations. Excess tax benefits should be classified with other income tax cash flows as an operating activity on the statement of cash flows. An entity may choose to either continue to accrue forfeitures based on the number of awards expected to vest or can account for forfeitures as they occur. The threshold to qualify for equity classification permits withholding up to the maximum statutory tax rates in applicable jurisdictions. Cash paid by an employer when directly withholding shares for tax withholding purposes should be classified as a financing activity on the statement of cash flows. Each individual amendment is to be applied using either a prospective, retrospective or modified retrospective basis, as required. This guidance is effective for interim and annual periods beginning after December 15, 2016. Early adoption is permitted and must be reflected as of the beginning of the fiscal year that includes the interim period. We do not expect this guidance to have a material effect on our consolidated financial statements.

Leases

In February 2016, the FASB issued guidance addressing the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. This guidance is to be applied on a modified retrospective basis and is effective for interim and annual periods beginning after December 15, 2018. Early adoption is permitted for financial statements that have not been previously issued. We are currently evaluating the impact of this guidance on our consolidated financial statements.

Revenue from Contracts with Customers

In May 2014 (updated in August 2015, March 2016 and April 2016), the FASB issued principles-based guidance addressing revenue recognition issues. The guidance will be applied to all contracts with customers regardless of industry-specific or transaction-specific fact patterns. The guidance requires that the amount of revenue a company should recognize reflect the consideration it expects to be entitled to in exchange for goods and services. This guidance is to be applied retrospectively and is effective for interim and annual periods beginning after December 15, 2017. Early adoption is permitted for interim and annual reporting periods beginning after December 15, 2016. We are currently evaluating the impact of this guidance on our consolidated financial statements.

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)

Note 3. Property and Equipment

The table below presents the balances of major classes of assets and accumulated depreciation.

		As of
(in millions)	Estimated Useful Lives	March 31, 2016	December 31, 2015
Land		$90.1	$89.9
Buildings	20 to 40 years	46.7	44.1
Advertising structures	5 to 20 years	1,676.1	1,643.6
Furniture, equipment and other	3 to 10 years	81.0	79.1
Construction in progress		29.4	29.1
		1,923.3	1,885.8
Less: accumulated depreciation		1,231.6	1,184.1
Property and equipment, net		$691.7	$701.7

Depreciation expense was $29.1 million for the three months ended March 31, 2016, and $28.7 million for the three months ended March 31, 2015.

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

Our identifiable intangible assets consist of the following:

(in millions)	Gross	Accumulated Amortization	Net
As of March 31, 2016:
Permits and leasehold agreements	$1,020.6	$(601.0)	$419.6
Franchise agreements	451.2	(320.2)	131.0
Other intangible assets	46.3	(11.0)	35.3
Total intangible assets	$1,518.1	$(932.2)	$585.9

As of December 31, 2015:
Permits and leasehold agreements	$996.1	$(589.1)	$407.0
Franchise agreements	447.2	(314.5)	132.7
Other intangible assets	40.0	(9.2)	30.8
Total intangible assets	$1,483.3	$(912.8)	$570.5

All of our identifiable intangible assets, except goodwill, are subject to amortization. Amortization expense was $28.3 million for the three months ended March 31, 2016, and $27.8 million for the three months ended March 31, 2015, which includes the amortization of direct lease acquisition costs of $8.9 million for the three months ended March 31, 2016, and $7.5 million for the three months ended March 31, 2015. Direct lease acquisition costs are amortized on a straight-line basis over the related customer lease term, which generally ranges from four weeks to one year.

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)

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

(in millions)
As of December 31, 2015	$33.2
Accretion expense	0.6
Additions	0.1
Liabilities settled	(0.5)
Foreign currency translation adjustments	0.3
As of March 31, 2016	$33.7

Note 6. Related Party Transactions

We have a 50% ownership interest in two joint ventures that operate transit shelters in the greater Los Angeles area and Vancouver, and three joint ventures which operate a total of 16 billboard displays in New York and Boston. All of these ventures are accounted for as equity investments. These investments totaled $22.8 million as of March 31, 2016, and $21.3 million as of December 31, 2015, and are included in Other assets on the Consolidated Statements of Financial Position. We provided sales and management services to these joint ventures and recorded management fees in Revenues on the Consolidated Statement of Operations of $1.7 million in the three months ended March 31, 2016, and $1.5 million in the three months ended March 31, 2015.

Note 7. Debt

Long-term debt, net, consists of the following:

	As of
(in millions, except percentages)	March 31, 2016	December 31, 2015
Term loan, due 2021	$748.7	$748.6

Senior unsecured notes:
5.250% senior unsecured notes, due 2022	549.4	549.4
5.625% senior unsecured notes, due 2024	503.3	503.4
5.875% senior unsecured notes, due 2025	450.0	450.0
Total senior unsecured notes	1,502.7	1,502.8

Other	—	0.3
Debt issuance costs(a)	(28.5)	(29.7)
Total long-term debt, net	$2,222.9	$2,222.0

Weighted average cost of debt	4.7%	4.7%

(a)	See Note 2. New Accounting Standards to the Consolidated Financial Statements.

Term Loan

The interest rate on the term loan due in 2021 (the “Term Loan”) was 3.0% per annum as of March 31, 2016. As of March 31, 2016, a discount of $1.3 million on the Term Loan remains unamortized. The discount is being amortized through Interest expense, net, on the Consolidated Statement of Operations.

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)

On April 29, 2016, we made a payment of $20.0 million on the Term Loan.

Senior Unsecured Notes

As of March 31, 2016, a discount of $0.6 million on $150.0 million aggregate principal amount of the 5.250% Senior Unsecured Notes due 2022, remains unamortized. The discount is being amortized through Interest expense, net, on the Consolidated Statement of Operations.

As of March 31, 2016, a premium of $3.3 million on $100.0 million aggregate principal amount of the 5.625% Senior Unsecured Notes due 2024, remains unamortized. The premium is being amortized through Interest expense, net, on the Consolidated Statement of Operations.

Revolving Credit Facility

We also have a $425.0 million revolving credit facility, which matures in 2019 (the “Revolving Credit Facility”).

As of March 31, 2016, there were $35.0 million in outstanding borrowings under the Revolving Credit Facility, which is recorded as Short-term debt on the Consolidated Statement of Financial Position. On April 1, 2016, we repaid the outstanding balance of $35.0 million with a portion of the proceeds from the Transaction (as defined in Note 9. Acquisitions and Dispositions).

The commitment fee based on the amount of unused commitments under the Revolving Credit Facility was $0.5 million in the three months ended March 31, 2016 and $0.4 million in the three months ended March 31, 2015. As of March 31, 2016, we had issued letters of credit totaling approximately $31.2 million against the Revolving Credit Facility.

Debt Covenants

The credit agreement dated January 31, 2014, (the “Credit Agreement”), governing the Term Loan and the Revolving Credit Facility, and the indentures governing our senior unsecured notes contain customary affirmative and negative covenants, subject to certain exceptions, including but not limited to those that limit the Company’s and our subsidiaries’ abilities to (i) pay dividends on, repurchase or make distributions in respect to the Company’s or its wholly-owned subsidiary, Outfront Media Capital LLC’s (“Finance LLC’s”) capital stock or make other restricted payments other than dividends or distributions necessary for us to maintain our REIT status, subject to certain conditions, and (ii) enter into agreements restricting certain subsidiaries’ ability to pay dividends or make other intercompany transfers.

The terms of the Credit Agreement require that, as long as any commitments remain outstanding under the Revolving Credit Facility, we maintain a Consolidated Net Secured Leverage Ratio, which is the ratio of (i) our consolidated secured debt (less up to $150.0 million of unrestricted cash) to (ii) our Consolidated EBITDA (as defined in the Credit Agreement) for the trailing four consecutive quarters, of no greater than 4.0 to 1.0. As of March 31, 2016, our Consolidated Net Secured Leverage Ratio was 1.6 to 1.0, as adjusted for the non-cash loss on real estate assets held for sale related to the Transaction (as defined in Note 9. Acquisitions and Dispositions) and to give pro forma effect to two acquisitions, in accordance with the Credit Agreement. The Credit Agreement also requires that, in connection with the incurrence of certain indebtedness, we maintain a Consolidated Total Leverage Ratio, which is the ratio of our consolidated total debt to our Consolidated EBITDA for the trailing four consecutive quarters, of no greater than 6.0 to 1.0. As of March 31, 2016, our Consolidated Total Leverage Ratio was 5.1 to 1.0, as adjusted for the non-cash loss on real estate assets held for sale related to the Transaction and to give pro forma effect to two acquisitions, in accordance with the Credit Agreement. As of March 31, 2016, we are in compliance with our debt covenants.

Letter of Credit Facility

As of March 31, 2016, we issued letters of credit totaling approximately $68.6 million under our $80.0 million letter of credit facility. The fee under the letter of credit facility was immaterial in each of the three months ended March 31, 2016 and 2015.

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)

Deferred Financing Costs

As of March 31, 2016, we had deferred $31.8 million in fees and expenses associated with the Term Loan, Revolving Credit Facility, letter of credit facility and our senior unsecured notes. We are amortizing the deferred fees through Interest expense, net, on the Consolidated Statement of Operations over the respective terms of the Term Loan, Revolving Credit Facility, letter of credit facility and our senior unsecured notes.

Fair Value

Under the fair value hierarchy, observable inputs such as unadjusted quoted prices in active markets for identical assets or liabilities are defined as Level 1; observable inputs other than quoted prices included within Level 1 that are either directly or indirectly observable for the asset or liability are defined as Level 2; and unobservable inputs for the asset or liability are defined as Level 3. The aggregate fair value of our debt, which is estimated based on quoted market prices of similar liabilities, was approximately $2.3 billion as of March 31, 2016. The fair value of our debt is classified as Level 2.

Note 8. Equity

As of March 31, 2016, 450,000,000 shares of our common stock, par value $0.01 per share, were authorized; 137,868,748 shares were issued and outstanding; and 50,000,000 shares of our preferred stock, par value $0.01 per share, were authorized with no shares issued and outstanding.

On April 28, 2016, we announced that our board of directors approved a quarterly cash dividend of $0.34 per share on our common stock, payable on June 30, 2016, to stockholders of record at the close of business on June 10, 2016.

Note 9. Acquisitions and Dispositions

Acquisitions

In the three months ended March 31, 2016, we completed several acquisitions for a total purchase price of approximately $60.5 million.

Dispositions

On October 31, 2015, we entered into an agreement with JCDecaux SA (“JCDecaux”), JCDecaux Latin America Investments Holding SL Unipersonal, a wholly-owned subsidiary of JCDecaux, and Corporacion Americana de Equipamientos Urbanos, S.L., a majority-owned subsidiary of JCDecaux, to sell all of our equity interests in certain of our subsidiaries (the “Transaction”), which hold all of the assets of our outdoor advertising business in Latin America. The Transaction was completed on April 1, 2016, and in connection with the Transaction, we received $82.0 million in cash plus working capital, which is subject to post-closing adjustments. We recorded a loss on real estate assets held for sale of approximately $1.3 million in the three months ended March 31, 2016, on the Consolidated Statement of Operations. In connection with the Transaction, the assets and liabilities of our outdoor advertising business in Latin America has been classified as Assets held for sale and Liabilities held for sale on the Consolidated Statement of Financial Position. The components of Assets held for sale and Liabilities held for sale were as follows:

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)

	As of
(in millions)	March 31, 2016	December 31, 2015
Current assets:
Cash and cash equivalents	$4.5	$5.7
Receivables, less allowances	14.0	14.5
Other current assets	10.1	7.8
Total current assets	28.6	28.0
Property and equipment, net	18.0	18.3
Goodwill	60.6	60.3
Intangible assets	0.1	0.1
Other assets	2.2	2.1
Total assets	109.5	108.8
Loss on real estate assets held for sale(a)	(104.7)	(103.6)
Assets held for sale	$4.8	$5.2

Total current liabilities	$16.9	$20.9
Deferred income tax liabilities, net	1.9	1.4
Asset retirement obligation	2.7	2.7
Liabilities held for sale	$21.5	$25.0

(a)	Loss on real estate assets held for sale is primarily comprised of the impact of including unrecognized foreign currency translation adjustment losses in the carrying value of assets held for sale.

Note 10. Stock-Based Compensation

The following table summarizes our stock-based compensation expense for the three months ended March 31, 2016 and 2015.

	Three Months Ended
	March 31,
(in millions)	2016	2015
Restricted stock units (“RSUs”) and performance-based RSUs (“PRSUs”)	$4.7	$3.5
Stock options	0.1	0.1
Stock-based compensation expense, before income taxes	4.8	3.6
Tax benefit	(0.5)	(0.3)
Stock-based compensation expense, net of tax	$4.3	$3.3

As of March 31, 2016, total unrecognized compensation cost related to non-vested RSUs and PRSUs was $32.1 million, which is expected to be recognized over a weighted average period of 2.3 years, and total unrecognized compensation cost related to non-vested stock options was $0.3 million, which is expected to be recognized over a weighted average period of 1.4 years.

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)

RSUs and PRSUs

The following table summarizes activity for the three months ended March 31, 2016, of RSUs and PRSUs issued to our employees.

	Activity	Weighted Average Per Share Grant Date Fair Market Value
Non-vested as of December 31, 2015	1,302,932	$26.48
Granted:
RSUs	608,970	19.01
PRSUs	319,926	19.01
Vested:
RSUs	(344,481)	24.45
PRSUs	(103,180)	29.46
Forfeitures:
RSUs	(10,166)	29.83
PRSUs	(20,325)	27.68
Non-vested as of March 31, 2016	1,753,676	22.70

Stock Options

The following table summarizes activity for the three months ended March 31, 2016, of stock options issued to our employees.

	Activity	Weighted Average Exercise Price
Outstanding as of December 31, 2015	294,897	$15.72
Outstanding as of March 31, 2016	294,897	15.72

Exercisable as of March 31, 2016	232,758	13.15

Note 11. Retirement Benefits

The following table presents the components of net periodic pension cost and amounts recognized in other comprehensive income (loss) for our pension plans:

	Three Months Ended
	March 31,
(in millions)	2016	2015
Components of net periodic pension cost:
Service cost	$0.4	$0.3
Interest cost	0.4	0.4
Expected return on plan assets	(0.5)	(0.5)
Amortization of net actuarial losses(a)	0.1	0.2
Net periodic pension cost	$0.4	$0.4

(a)	Reflects amounts reclassified from accumulated other comprehensive income (loss) to net income (loss).

In the three months ended March 31, 2016, we contributed $0.5 million to our pension plans. In 2016, we expect to contribute approximately $2.2 million to our pension plans.

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)

Note 12. Income Taxes

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

In the three months ended March 31, 2016 and 2015, our effective tax rate differed from the U.S. federal statutory income tax rate primarily due to our REIT status, including the dividends paid deduction, the impact of state and local taxes, and the effect of foreign operations.

Note 13. Earnings Per Share (“EPS”)

	Three Months Ended
	March 31,
(in millions)	2016	2015
Net income (loss)	$(2.3)	$1.1

Weighted average shares for basic EPS	137.6	136.9
Dilutive potential shares from grants of RSUs, PRSUs and stock options(a)	—	0.7
Weighted average shares for diluted EPS	137.6	137.6

(a)
The potential impact of an aggregate 1.0 million granted RSUs, PRSUs and stock options for the three months ended March 31, 2016, and 0.4 million granted RSUs, PRSUs and stock options for the three months ended March 31, 2015, were antidilutive.

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

On July 22, 2015, we entered into an agreement with the Metropolitan Transportation Authority (the “MTA”) to extend our existing transit contract for providing advertising services throughout the New York City subway system from December 31, 2015, to December 31, 2016, unless earlier terminated by the MTA on or after July 1, 2016. On July 22, 2015, we also entered into an agreement with the MTA to modify our existing bus and commuter rail advertising contract to change the MTA’s right to terminate the contract at any time, to a right to terminate at any time on or after July 1, 2016, and the right to exclude billboards on the MTA’s properties from any termination. The December 31, 2016, expiration date of the bus and commuter rail advertising contract remains unchanged. The MTA has issued a “Request for Proposals” to prospective operators for the subway, bus and commuter rail (Metro-North and Long Island Railroad) concessions for a ten-year contract, with an additional five-year renewal period at the MTA’s option, to commence January 1, 2017.

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)

Letters of Credit

We have indemnification obligations with respect to letters of credit and surety bonds primarily used as security against non-performance in the normal course of business. The outstanding letters of credit and surety bonds approximated $113.6 million as of March 31, 2016, and were not recorded on the Consolidated Statements of Financial Position.

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

Note 15. Segment Information

The following tables set forth our financial performance by segment. We manage our operations through two segments—U.S. and International.

	Three Months Ended
	March 31,
(in millions)	2016	2015
Revenues:
U.S.	$322.9	$313.9
International	25.5	30.0
Total revenues	$348.4	$343.9

We present Operating income (loss) before Depreciation, Amortization, Net (gain) loss on dispositions, Stock-based compensation, Restructuring charges and Loss on real estate assets held for sale (“Adjusted OIBDA”) as the primary measure of profit and loss for our operating segments in accordance with the FASB guidance for segment reporting.

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)

	Three Months Ended
	March 31,
(in millions)	2016	2015
Net income (loss)	$(2.3)	$1.1
Benefit for income taxes	(1.3)	(1.4)
Equity in earnings of investee companies, net of tax	(1.0)	(0.8)
Interest expense, net	28.6	27.8
Other income (expense), net	0.2	(0.1)
Operating income	24.2	26.6
Restructuring charges	—	0.6
Loss on real estate assets held for sale	1.3	—
Net (gain) loss on dispositions	0.4	(0.3)
Depreciation and amortization	57.4	56.5
Stock-based compensation	4.8	3.6
Total Adjusted OIBDA	$88.1	$87.0

Adjusted OIBDA:
U.S.	$97.7	$94.4
International	(0.6)	0.1
Corporate	(9.0)	(7.5)
Total Adjusted OIBDA	$88.1	$87.0

	Three Months Ended
	March 31,
(in millions)	2016	2015
Operating income (loss):
U.S.	$45.3	$43.9
International	(7.3)	(6.2)
Corporate	(13.8)	(11.1)
Total operating income	$24.2	$26.6

Net (gain) loss on dispositions:
U.S.	$0.4	$(0.4)
International	—	0.1
Total (gain) loss on dispositions	$0.4	$(0.3)

Depreciation and amortization:
U.S.	$52.0	$50.3
International	5.4	6.2
Total depreciation and amortization	$57.4	$56.5

Capital expenditures:
U.S.	$13.5	$12.1
International	0.9	1.0
Total capital expenditures	$14.4	$13.1

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)

	As of
(in millions)	March 31, 2016	December 31, 2015
Assets:
U.S.	$3,647.5	$3,602.8
International(a)	128.8	124.5
Corporate	23.0	88.2
Total assets	$3,799.3	$3,815.5

(a)
Includes amounts reclassified as Assets held for sale on the Consolidated Statement of Financial Position (see Note 9. Acquisitions and Dispositions: Dispositions to the Consolidated Financial Statements).

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)

Note 16. Condensed Consolidating Financial Information

We and our material existing and future direct and indirect 100% owned domestic subsidiaries (except Finance LLC and Outfront Media Capital Corporation, the borrowers under the Term Loan and the Revolving Credit Facility) guarantee the obligations under the Term Loan and the Revolving Credit Facility. Our senior unsecured notes are fully and unconditionally, and jointly and severally guaranteed on a senior unsecured basis by us and each of our direct and indirect wholly owned domestic subsidiaries that guarantees the Term Loan and the Revolving Credit Facility (see Note 7. Debt). The following condensed consolidating schedules present financial information on a combined basis in conformity with the SEC’s Regulation S-X, Rule 3-10 for: (i) OUTFRONT Media Inc. (the “Parent Company”); (ii) Finance LLC (the “Subsidiary Issuer”); (iii) the guarantor subsidiaries; (iv) the non-guarantor subsidiaries; (v) elimination entries necessary to consolidate the Parent Company and the Subsidiary Issuer, the guarantor subsidiaries and non-guarantor subsidiaries; and (vi) the Parent Company on a consolidated basis. Outfront Media Capital Corporation is a co-issuer finance subsidiary with no assets or liabilities, and therefore has not been included in the tables below.

	As of March 31, 2016
(in millions)	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Current assets:
Cash and cash equivalents	$—	$9.8	$21.9	$11.5	$—	$43.2
Receivables, less allowance	—	—	176.8	12.2	—	189.0
Other current assets(a)	—	1.5	143.8	18.4	(35.4)	128.3
Total current assets	—	11.3	342.5	42.1	(35.4)	360.5
Property and equipment, net	—	—	639.0	52.7	—	691.7
Goodwill	—	—	2,071.2	30.7	—	2,101.9
Intangible assets	—	—	585.9	—	—	585.9
Investment in subsidiaries	1,170.2	3,445.7	22.8	—	(4,638.7)	—
Other assets	—	1.9	54.1	3.3	—	59.3
Intercompany	—	—	83.3	66.7	(150.0)	—
Total assets	$1,170.2	$3,458.9	$3,798.8	$195.5	$(4,824.1)	$3,799.3

Total current liabilities(a)	$—	$65.8	$193.2	$68.5	$(35.4)	$292.1
Long-term debt, net	—	2,222.9	—	—	—	2,222.9
Deferred income tax liabilities, net	—	—	—	11.1	—	11.1
Asset retirement obligation	—	—	29.3	4.4	—	33.7
Deficit in excess of investment of subsidiaries	—	—	2,275.5	—	(2,275.5)	—
Other liabilities	—	—	63.9	5.4	—	69.3
Intercompany	—	—	66.7	83.3	(150.0)	—
Total liabilities	—	2,288.7	2,628.6	172.7	(2,460.9)	2,629.1
Total stockholders’ equity	1,170.2	1,170.2	1,170.2	22.8	(2,363.2)	1,170.2
Total liabilities and stockholders’ equity	$1,170.2	$3,458.9	$3,798.8	$195.5	$(4,824.1)	$3,799.3

(a)
Includes amounts reclassified as Assets held for sale and Liabilities held for sale, as applicable, on the Consolidated Statement of Financial Position (see Note 9. Acquisitions and Dispositions: Dispositions to the Consolidated Financial Statements).

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)

	As of December 31, 2015
(in millions)	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Current assets:
Cash and cash equivalents	$—	$81.6	$8.5	$11.5	$—	$101.6
Receivables, less allowances	—	—	196.5	13.0	—	209.5
Other current assets(a)	—	1.1	118.1	15.9	(34.0)	101.1
Total current assets	—	82.7	323.1	40.4	(34.0)	412.2
Property and equipment, net	—	—	649.4	52.3	—	701.7
Goodwill	—	—	2,046.0	28.7	—	2,074.7
Intangible assets	—	—	570.5	—	—	570.5
Investment in subsidiaries	1,212.6	3,369.1	25.0	—	(4,606.7)	—
Other assets	—	2.2	51.1	3.1	—	56.4
Intercompany	—	—	70.6	58.9	(129.5)	—
Total assets	$1,212.6	$3,454.0	$3,735.7	$183.4	$(4,770.2)	$3,815.5

Total current liabilities(a)	$—	$19.7	$212.0	$67.9	$(34.0)	$265.6
Long-term debt, net	—	2,221.7	0.3	—	—	2,222.0
Deferred income tax liabilities, net	—	—	—	10.9	—	10.9
Asset retirement obligation	—	—	29.1	4.1	—	33.2
Deficit in excess of investment of subsidiaries	—	—	2,156.5	—	(2,156.5)	—
Other liabilities	—	—	66.3	4.9	—	71.2
Intercompany	—	—	58.9	70.6	(129.5)	—
Total liabilities	—	2,241.4	2,523.1	158.4	(2,320.0)	2,602.9
Total stockholders’ equity	1,212.6	1,212.6	1,212.6	25.0	(2,450.2)	1,212.6
Total liabilities and stockholders’ equity	$1,212.6	$3,454.0	$3,735.7	$183.4	$(4,770.2)	$3,815.5

(a)
Includes amounts reclassified as Assets held for sale and Liabilities held for sale, as applicable, on the Consolidated Statement of Financial Position (see Note 9. Acquisitions and Dispositions: Dispositions to the Consolidated Financial Statements).

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)

	Three Months Ended March 31, 2016
(in millions)	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Billboard	$—	$—	$228.3	$22.1	$—	$250.4
Transit and other	—	—	94.6	3.4	—	98.0
Total revenues	—	—	322.9	25.5	—	348.4
Expenses:
Operating	—	—	180.1	19.7	—	199.8
Selling, general and administrative	0.4	0.1	58.4	6.4	—	65.3
Loss on real estate assets held for sale	—	—	—	1.3	—	1.3
Net loss on dispositions	—	—	0.4	—	—	0.4
Depreciation	—	—	24.6	4.5	—	29.1
Amortization	—	—	27.4	0.9	—	28.3
Total expenses	0.4	0.1	290.9	32.8	—	324.2
Operating income (loss)	(0.4)	(0.1)	32.0	(7.3)	—	24.2
Interest expense, net	—	(28.5)	(0.1)	—	—	(28.6)
Other expense, net	—	—	—	(0.2)	—	(0.2)
Income (loss) before benefit for income taxes and equity in earnings of investee companies	(0.4)	(28.6)	31.9	(7.5)	—	(4.6)
Benefit for income taxes	—	—	1.3	—	—	1.3
Equity in earnings of investee companies, net of tax	(1.9)	26.7	(35.1)	0.1	11.2	1.0
Net loss	$(2.3)	$(1.9)	$(1.9)	$(7.4)	$11.2	$(2.3)

Net loss	$(2.3)	$(1.9)	$(1.9)	$(7.4)	$11.2	$(2.3)
Total other comprehensive income, net of tax	6.0	6.0	6.0	6.0	(18.0)	6.0
Total comprehensive income (loss)	$3.7	$4.1	$4.1	$(1.4)	$(6.8)	$3.7

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)

	Three Months Ended March 31, 2015
(in millions)	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Billboard	$—	$—	$221.1	$25.8	$—	$246.9
Transit and other	—	—	92.8	4.2	—	97.0
Total revenues	—	—	313.9	30.0	—	343.9
Expenses:
Operating	—	—	176.3	22.5	—	198.8
Selling, general and administrative	0.5	—	53.8	7.4	—	61.7
Restructuring charges	—	—	0.6	—	—	0.6
Net gain on dispositions	—	—	(0.4)	0.1	—	(0.3)
Depreciation	—	—	23.5	5.2	—	28.7
Amortization	—	—	26.8	1.0	—	27.8
Total expenses	0.5	—	280.6	36.2	—	317.3
Operating income (loss)	(0.5)	—	33.3	(6.2)	—	26.6
Interest expense, net	—	(27.8)	—	—	—	(27.8)
Other income, net	—	—	—	0.1	—	0.1
Income (loss) before benefit for income taxes and equity in earnings of investee companies	(0.5)	(27.8)	33.3	(6.1)	—	(1.1)
Benefit for income taxes	—	—	0.3	1.1	—	1.4
Equity in earnings of investee companies, net of tax	1.6	29.4	(32.0)	0.3	1.5	0.8
Net income (loss)	$1.1	$1.6	$1.6	$(4.7)	$1.5	$1.1

Net income (loss)	$1.1	$1.6	$1.6	$(4.7)	$1.5	$1.1
Total other comprehensive loss, net of tax	(13.1)	(13.1)	(13.1)	(13.1)	39.3	(13.1)
Total comprehensive loss	$(12.0)	$(11.5)	$(11.5)	$(17.8)	$40.8	$(12.0)

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)

	Three Months Ended March 31, 2016
(in millions)	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash flow provided by (used for) operating activities	$(0.4)	$(19.6)	$57.2	$(3.4)	$—	$33.8
Investing activities:
Capital expenditures	—	—	(13.5)	(0.9)	—	(14.4)
Acquisitions	—	—	(60.5)	—	—	(60.5)
Net proceeds from dispositions	—	—	0.3	—	—	0.3
Net cash flow used for investing activities	—	—	(73.7)	(0.9)	—	(74.6)
Financing activities:
Proceeds from borrowings under revolving credit facility	—	35.0	—	—	—	35.0
Deferred financing costs	—	(0.4)	—	—	—	(0.4)
Taxes withheld for stock-based compensation	—	—	(5.1)	—	—	(5.1)
Dividends	(47.1)	—	—	—	—	(47.1)
Intercompany	47.5	(86.8)	35.2	4.1	—	—
Other	—	—	(0.2)	—	—	(0.2)
Net cash flow provided by (used for) financing activities	0.4	(52.2)	29.9	4.1	—	(17.8)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	0.2	—	0.2
Net increase (decrease) in cash and cash equivalents	—	(71.8)	13.4	—	—	(58.4)
Cash and cash equivalents at beginning of period	—	81.6	8.5	11.5	—	101.6
Cash and cash equivalents at end of period	$—	$9.8	$21.9	$11.5	$—	$43.2

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)

	Three Months Ended March 31, 2015
(in millions)	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash flow provided by (used for) operating activities	$(0.5)	$(17.1)	$9.1	$14.3	$—	$5.8
Investing activities:
Capital expenditures	—	—	(12.1)	(1.0)	—	(13.1)
Acquisitions	—	—	(9.9)	—	—	(9.9)
Net proceeds from dispositions	—	—	0.7	—	—	0.7
Net cash flow used for investing activities	—	—	(21.3)	(1.0)	—	(22.3)
Financing activities:
Proceeds from long-term debt borrowings - senior notes	—	103.8	—	—	—	103.8
Proceeds from borrowings under revolving credit facility	—	105.0	—	—	—	105.0
Repayments of borrowings under revolving credit facility	—	(105.0)	—	—	—	(105.0)
Deferred financing costs	—	(2.2)	—	—	—	(2.2)
Proceeds from stock option exercises	2.0	—	—	—	—	2.0
Taxes withheld for stock-based compensation	—	—	(3.0)	—	—	(3.0)
Dividends	(54.9)	—	—	—	—	(54.9)
Intercompany	53.4	(75.6)	21.9	0.3	—	—
Other	—	—	(0.4)	—	—	(0.4)
Net cash flow provided by financing activities	0.5	26.0	18.5	0.3	—	45.3
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(1.3)	—	(1.3)
Net increase in cash and cash equivalents	—	8.9	6.3	12.3	—	27.5
Cash and cash equivalents at beginning of period	—	11.5	8.8	8.2	—	28.5
Cash and cash equivalents at end of period	$—	$20.4	$15.1	$20.5	$—	$56.0

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with our historical consolidated financial statements and the notes thereto appearing in our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the Securities and Exchange Commission (the “SEC”) on February 29, 2016, and the unaudited consolidated financial statements and the notes thereto included in this Quarterly Report on Form 10-Q. This MD&A contains forward-looking statements that involve numerous risks and uncertainties. The forward-looking statements are subject to a number of important factors, including, but not limited to, those factors discussed in the sections entitled “Risk Factors” in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on February 29, 2016, and the section entitled “Cautionary Statement Regarding Forward-Looking Statements” in this Quarterly Report on Form 10-Q, that could cause our actual results to differ materially from the results described herein or implied by such forward-looking statements. Except as otherwise indicated or unless the context otherwise requires, all references in this Quarterly Report on Form 10-Q to (i) “the Company,” “we,” “our,” “us” and “our company” mean OUTFRONT Media Inc., a Maryland corporation, and unless the context requires otherwise, its consolidated subsidiaries, and (ii) the “25 largest markets” in the United States, the “150 markets in the United States and Canada” and “Nielsen Designated Market Areas” are based, in whole or in part, on Nielsen Media Research’s Designated Market Area rankings as of January 1, 2016.

Overview

We are a real estate investment trust (“REIT”), which provides advertising space (“displays”) on out-of-home advertising structures and sites in the United States (the “U.S.”) and Canada. We manage our business through two segments - U.S. and International. On April 1, 2016, we sold all of our equity interests in certain of our subsidiaries which held all of the assets of our outdoor advertising business in Latin America (see Note 9. Acquisitions and Dispositions: Dispositions to the Consolidated Financial Statements). The operating results of our outdoor advertising business in Latin America are included in our Consolidated Financial Statements for the three months ended March 31, 2016 and 2015.

Business

We are one of the largest providers of advertising space on out-of-home advertising structures and sites across the U.S. and Canada. Our inventory consists of billboard displays, which are primarily located on the most heavily traveled highways and roadways in top Nielsen Designated Marketing Areas, and transit advertising displays operated under exclusive multi-year contracts with municipalities in large cities across the U.S. In total, we have displays in all of the 25 largest markets in the U.S. and over 150 markets in the U.S. and Canada. Our top market, high profile location focused portfolio includes sites such as the Bay Bridge in San Francisco, various locations along Sunset Boulevard in Los Angeles, and various sites in and around both Grand Central Station and Times Square in New York. With TAB Out of Home Ratings, we provide advertisers with the size and demographic composition of the audience that is exposed to individual displays. Additionally, our recently launched ON Smart Media platform integrates hardware and software solutions for precise demographic and location targeting, and engaging ways to connect with increasingly mobile consumers. Our OUTFRONT Mobile Network also creates opportunities for advertisers to reach their target audience through interactive mobile advertising. The combination of location and audience delivery is a fundamental selling proposition for the out-of-home industry. The breadth and depth of our portfolio provides our customers with a range of options to address their marketing objectives, from national, brand-building campaigns to hyper-local campaigns that drive customers to the advertiser’s website or retail location “one mile down the road.”

We believe out-of-home advertising continues to be an attractive form of advertising, as our displays are ALWAYS ON™, are always viewable and cannot be turned off, skipped, blocked or fast-forwarded. Further, we provide our customers with a differentiated advertising solution at an attractive price point relative to other forms of advertising. We also believe that out-of-home is an effective “stand-alone” medium, and an integral part of a multi-media campaign, where it can reinforce digital and mobile advertising and/or increase the reach and frequency of traditional media (television, radio and print). In addition to leasing displays, we provide other value-added services to our customers, such as pre-campaign category research, consumer insights, creative design support, vinyl production and post-campaign tracking and analytics. We use a real-time mobile operations reporting system that facilitates proof of performance to customers for the majority of our business. We have a diversified base of customers across various industries. During the three months ended March 31, 2016, our largest categories of advertisers were retail, television and healthcare/pharmaceuticals, which represented 8%, 8% and 7% of our total U.S. revenues, respectively. During the three months ended March 31, 2015, our largest categories of advertisers were retail, television and healthcare/pharmaceuticals, which represented 10%, 8% and 8% of our total U.S. revenues, respectively.

We manage our business through the following two segments:

United States. Our U.S. segment generated 25% of its revenues in the New York City metropolitan area in the three months ended March 31, 2016 and 27% in the three months ended March 31, 2015, and generated 15% in the Los Angeles metropolitan area in the three months ended March 31, 2016 and 14% in the three months ended March 31, 2015. In the three months ended March 31, 2016, our U.S. segment generated $322.9 million of Revenues and $97.7 million of Operating income (loss) before Depreciation, Amortization, Net (gain) loss on dispositions, Stock-based compensation, Restructuring charges and Loss on real estate assets held for sale (“Adjusted OIBDA”). In the three months ended March 31, 2015, our U.S. segment generated $313.9 million of Revenues and $94.4 million of Adjusted OIBDA. (See the “Segment Results of Operations” section of this MD&A.)

International. On October 31, 2015, we entered into an agreement with JCDecaux SA (“JCDecaux”), JCDecaux Latin America Investments Holding SL Unipersonal, a wholly-owned subsidiary of JCDecaux, and Corporacion Americana de Equipamientos Urbanos, S.L., a majority-owned subsidiary of JCDecaux, to sell all of our equity interests in certain of our subsidiaries (the “Transaction”), which hold all of the assets of our outdoor advertising business in Latin America. The Transaction was completed on April 1, 2016, and in connection with the Transaction, we received $82.0 million in cash plus working capital, which is subject to post-closing adjustments.

Our International segment includes our operations in Canada and, prior to its sale, Latin America, including Mexico, Argentina, Brazil, Chile and Uruguay. In the three months ended March 31, 2016, our International segment generated $25.5 million of Revenues and an Adjusted OIBDA loss of $0.6 million. In the three months ended March 31, 2015, our International segment generated $30.0 million of Revenues and $0.1 million of Adjusted OIBDA.

Economic Environment

Our revenues and operating results are sensitive to fluctuations in advertising expenditures, general economic conditions and other external events beyond our control.

Business Environment

The outdoor advertising industry is fragmented, consisting of several companies operating on a national basis, as well as hundreds of smaller regional and local companies operating a limited number of displays in a single or a few local geographic markets. We compete with these companies for both customers and structure and display locations. We also compete with other media, including online, mobile and social media advertising platforms and traditional platforms such as, broadcast and cable television, radio, print media and direct mail marketers. Increasing the number of digital billboard displays in our most heavily trafficked locations is an important element of our organic growth strategy, as digital billboard displays have the potential to attract additional business from both new and existing customers. We believe digital billboard displays are attractive to our customers because they allow for the development of richer and more visually engaging messages, provide our customers with the flexibility both to target audiences by time of day and to quickly launch new advertising campaigns, and eliminate or greatly reduce production costs. In addition, digital billboard displays enable us to run multiple advertisements on each display (up to eight per minute). As a result, digital billboard displays generate approximately four times more revenue per display on average than traditional static billboard displays, and digital billboard displays generate higher profits and cash flows than traditional static billboard displays.

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

Our large-scale portfolio allows our customers to reach a national audience and also provides the flexibility to tailor campaigns to specific regions or markets. In the three months ended March 31, 2016, we generated approximately 41% of our U.S. revenues from national advertising campaigns compared to approximately 43% in the three months ended March 31, 2015. The decrease in revenues from national advertising campaigns in the three months ended March 31, 2016, compared to the same prior-year period was primarily due to the loss of the New York City phone kiosk contract in the first quarter of 2015 discussed below and lower advertising revenue in the first quarter of 2016 from major sports entertainment events.

Our transit business requires us to obtain and renew contracts with municipalities and other governmental entities. When these contracts expire, we generally must participate in highly competitive bidding processes in order to obtain new contracts. In November 2014, we were informed that we were not successful in our bid to renew the New York City phone kiosk contract which we obtained as part of the acquisition of certain outdoor advertising businesses of Van Wagner Communications, LLC on October 1, 2014, and our operation of these kiosks ceased during the first quarter of 2015. In the three months ended March 31, 2015, we generated revenue of $1.6 million related to these operations. On July 22, 2015, we entered into an agreement with the Metropolitan Transportation Authority (the “MTA”) to extend our existing transit contract for providing advertising services throughout the New York City subway system from December 31, 2015, to December 31, 2016, unless earlier terminated by the MTA on or after July 1, 2016. On July 22, 2015, we also entered into an agreement with the MTA to modify our existing bus and commuter rail advertising contract to change the MTA’s right to terminate the contract at any time, to a right to terminate at any time on or after July 1, 2016, and the right to exclude billboards on the MTA’s properties from any termination. The December 31, 2016, expiration date of the bus and commuter rail advertising contract remains unchanged. Our transit contract with the MTA represents 52% of our U.S. transit and other revenues, or 17% of our total U.S. revenues, in the three months ended March 31, 2016. The MTA has issued a “Request for Proposals” to prospective operators for the subway, bus and commuter rail (Metro-North and Long Island Railroad) concessions for a ten-year contract, with an additional five-year renewal period at the MTA’s option, to commence January 1, 2017.

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

	Three Months Ended March 31,
(in millions, except percentages)	2016	2015	% Change
Revenues	$348.4	$343.9	1%
Organic revenues(a)	346.8	336.7	3
Operating income	24.2	26.6	(9)
Adjusted OIBDA(b)	88.1	87.0	1
Funds from operations (“FFO”)(b)	48.5	49.9	(3)
Adjusted FFO (“AFFO”)(b)	49.0	49.5	(1)
Net income (loss)	(2.3)	1.1	*

*	Calculation is not meaningful.

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

(b)	See the “Reconciliation of Non-GAAP Financial Measures” section of this MD&A for a reconciliation of Operating income to Adjusted OIBDA and Net income (loss) to FFO and AFFO.

Adjusted OIBDA

We calculate Adjusted OIBDA as Operating income (loss) before Depreciation, Amortization, Net (gain) loss on dispositions, Stock-based compensation, Restructuring charges and Loss on real estate assets held for sale. We calculate Adjusted OIBDA margin by dividing Adjusted OIBDA by total revenues. Adjusted OIBDA and Adjusted OIBDA margin are among the primary measures we use for managing our business, evaluating our operating performance and planning and forecasting future periods, as each is an important indicator of our operational strength and business performance. Our management believes users of our financial data are best served if the information that is made available to them allows them to align their analysis and evaluation of our operating results along the same lines that our management uses in managing, planning and executing our business strategy. Our management also believes that the presentations of Adjusted OIBDA and Adjusted OIBDA margin, as supplemental measures, are useful in evaluating our business because eliminating certain non-comparable items highlight operational trends in our business that may not otherwise be apparent when relying solely on GAAP financial measures. It is management’s opinion that these supplemental measures provide users of our financial data with an important perspective on our operating performance and also make it easier for users of our financial data to compare our results with other companies that have different financing and capital structures or tax rates.

FFO and AFFO

We calculate FFO in accordance with the definition established by the National Association of Real Estate Investment Trusts (“NAREIT”). FFO reflects net income (loss) adjusted to exclude gains and losses from the sale of real estate assets, depreciation and amortization of real estate assets, amortization of direct lease acquisition costs and the non-cash effect of loss on real estate assets held for sale, as well as the same adjustments for our equity-based investments, as applicable. We calculate AFFO as FFO adjusted to include cash paid for direct lease acquisition costs as such costs are generally amortized over a period ranging from four weeks to one year and therefore are incurred on a regular basis. AFFO also includes cash paid for maintenance capital expenditures since these are routine uses of cash that are necessary for our operations. In addition, AFFO excludes costs related to restructuring charges, as well as certain non-cash items, including non-real estate depreciation and amortization, deferred income taxes, stock-based compensation expense, accretion expense, the non-cash effect of straight-line rent and amortization of deferred financing costs. We use FFO and AFFO measures for managing our business and for planning and forecasting future periods, and each is an important indicator of our operational strength and business performance, especially compared to other REITs. Our management believes users of our financial data are best served if the information that is made available to them allows them to align their analysis and evaluation of our operating results along the same lines that our management uses in managing, planning and executing our business strategy. Our management also believes that the presentations of FFO, AFFO, and related per weighted average share amounts, as supplemental measures, are useful in evaluating our business because adjusting results to reflect items that have more bearing on the operating performance of REITs highlight trends in our business that may not otherwise be apparent when relying solely on GAAP financial measures. It is management’s opinion that these supplemental measures provide users of our financial data with an important perspective on our operating performance and also make it easier to compare our results to other companies in our industry, as well as to REITs.

Since Adjusted OIBDA, Adjusted OIBDA margin, FFO and AFFO and, as applicable, related per weighted average share amounts, are not measures calculated in accordance with GAAP, they should not be considered in isolation of, or as a substitute for, Operating income (loss), Net income (loss), Revenues and Net income (loss) per common share for basic and diluted earnings per share, the most directly comparable GAAP financial measures, as indicators of operating performance. These measures, as we calculate them, may not be comparable to similarly titled measures employed by other companies. In addition, these measures do not necessarily represent funds available for discretionary use and are not necessarily a measure of our ability to fund our cash needs.

Reconciliation of Non-GAAP Financial Measures

The following table reconciles Operating income to Adjusted OIBDA, and Net income (loss) to FFO and AFFO.

	Three Months Ended
	March 31,
(in millions, except per share amounts)	2016	2015
Operating income	$24.2	$26.6
Restructuring charges	—	0.6
Loss on real estate assets held for sale	1.3	—
Net (gain) loss on dispositions	0.4	(0.3)
Depreciation	29.1	28.7
Amortization	28.3	27.8
Stock-based compensation	4.8	3.6
Adjusted OIBDA	$88.1	$87.0

Net income (loss)	$(2.3)	$1.1
Depreciation of billboard advertising structures	26.6	26.8
Amortization of real estate-related intangible assets	13.4	14.4
Amortization of direct lease acquisition costs	8.9	7.5
Loss on real estate assets held for sale	1.3	—
Net (gain) loss on disposition of billboard advertising structures, net of tax	0.4	(0.3)
Adjustment related to equity-based investments	0.2	0.4
FFO	$48.5	$49.9

FFO per weighted average shares outstanding:
Basic	$0.35	$0.36
Diluted	$0.35	$0.36

FFO	$48.5	$49.9
Adjustment for deferred income taxes	(0.5)	(0.4)
Cash paid for direct lease acquisition costs	(10.6)	(7.9)
Maintenance capital expenditures	(4.0)	(6.5)
Restructuring charges, net of tax	—	0.5
Other depreciation	2.5	1.9
Other amortization	6.0	5.9
Stock-based compensation	4.8	3.6
Non-cash effect of straight-line rent	0.3	0.4
Accretion expense	0.6	0.6
Amortization of deferred financing costs	1.4	1.5
AFFO	$49.0	$49.5

AFFO per weighted average shares outstanding:
Basic	$0.36	$0.36
Diluted	$0.36	$0.36

	Three Months Ended
	March 31,
(in millions, except per share amounts)	2016	2015
Net income (loss) per common share:
Basic	$(0.02)	$0.01
Diluted	$(0.02)	$0.01

Weighted average shares outstanding:
Basic	137.6	136.9
Diluted	137.6	137.6

FFO in the three months ended March 31, 2016, of $48.5 million decreased 3% compared to the same prior-year period, primarily due to lower net income from our International segment, partially offset by a loss on real estate assets held for sale. AFFO in the three months ended March 31, 2016, was $49.0 million, a decrease of 1% compared to the same prior-year period, primarily due to lower net income from our International segment and increased direct lease acquisition costs, partially offset by lower maintenance capital expenditures.

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

				(in constant dollars)(b)
				Three Months
				Ended
	Three Months Ended March 31,		%	March 31,	%
(in millions, except percentages)	2016	2015	Change	2015	Change
Revenues:
Billboard	$250.4	$246.9	1%	$243.2	3%
Transit and other	98.0	97.0	1	96.5	2
Total revenues	$348.4	$343.9	1	$339.7	3

Organic revenues(a):
Billboard	$249.8	$241.8	3	$241.8	3
Transit and other	97.0	94.9	2	94.9	2
Total organic revenues(a)	346.8	336.7	3	336.7	3
Non-organic revenues:
Billboard	0.6	5.1	(88)	1.4	(57)
Transit and other	1.0	2.1	(52)	1.6	(38)
Total non-organic revenues	1.6	7.2	(78)	3.0	(47)
Total revenues	$348.4	$343.9	1	$339.7	3

*	Calculation is not meaningful.

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

Total revenues increased $4.5 million, or 1%, and organic revenues increased $10.1 million, or 3%, in the three months ended March 31, 2016, compared to the same prior-year period. In constant dollars, revenues increased $8.7 million, or 3%, and organic revenues increased $10.1 million, or 3%, for the three months ended March 31, 2016, compared to the same prior-year period.

Non-organic revenues primarily reflects acquisitions and dispositions, and the discontinuation of a business line in the first quarter of 2015.

Total billboard revenues increased $3.5 million, or 1%, in the three months ended March 31, 2016, compared to the same prior-year period, principally driven by an increase in average revenue per display (yield) and the conversion of traditional static billboard displays to digital billboard displays, partially offset by the impact of the disposition of billboard advertising structures in the second quarter of 2015 and foreign currency exchange losses of $3.7 million. In constant dollars, billboard revenues increased $7.2 million, or 3%.

Total transit and other revenues increased $1.0 million, or 1%, in the three months ended March 31, 2016, compared to the same prior-year period, driven by stronger market conditions in local advertising, partially offset by the loss of the New York City phone kiosk contract in the first quarter of 2015 and lower advertising revenue in the first quarter of 2016 from major sports entertainment events.

Expenses

	Three Months Ended
	March 31,		%
(in millions, except percentages)	2016	2015	Change
Expenses:
Operating	$199.8	$198.8	1%
Selling, general and administrative	65.3	61.7	6
Restructuring charges	—	0.6	*
Loss on real estate assets held for sale	1.3	—	*
Net (gain) loss on dispositions	0.4	(0.3)	*
Depreciation	29.1	28.7	1
Amortization	28.3	27.8	2
Total expenses	$324.2	$317.3	2

*	Calculation is not meaningful.

Operating Expenses

	Three Months Ended
	March 31,		%
(in millions, except percentages)	2016	2015	Change
Operating expenses:
Billboard property lease	$90.4	$89.3	1%
Transit franchise	52.1	52.3	—
Posting, maintenance and other	57.3	57.2	—
Total operating expenses	$199.8	$198.8	1

Billboard property lease expenses represented 36% of billboard revenues in each of the three months ended March 31, 2016 and 2015. Transit franchise expenses represented 65% of transit revenues in the three months ended March 31, 2016, and 64% in the same prior-year period. Billboard property lease and transit franchise expenses increased by $0.9 million in the three months ended March 31, 2016, compared to the same prior-year period. The decrease in transit franchise expenses in the three months ended March 31, 2016, was primarily due to the loss of the New York City phone kiosk contract in the first quarter of 2015.

Posting, maintenance and other expenses increased $0.1 million in the three months ended March 31, 2016, compared to the same prior-year period.

Selling, General and Administrative Expenses (“SG&A”)

SG&A expenses represented 19% of Revenues in the three months ended March 31, 2016 and 18% in the same prior-year period. SG&A expenses increased $3.6 million, or 6%, in the three months ended March 31, 2016, compared to the same prior-year period, primarily due to increased compensation-related expenses for selected new hires and higher legal expenses of $0.8 million, the majority of which are expected to be non-recurring.

Depreciation

Depreciation increased $0.4 million, or 1%, in the three months ended March 31, 2016, compared to the same prior-year period, due primarily to higher depreciation associated with the increased number of digital billboards.

Amortization

Amortization increased $0.5 million, or 2% in the three months ended March 31, 2016, compared to the same prior-year period, principally driven by increased direct lease acquisition costs of $8.9 million in the three months ended March 31, 2016, compared to $7.5 million in the same prior-year period. Capitalized direct lease acquisition costs were $9.1 million in the three months ended March 31, 2016, and $7.7 million in the same prior-year period.

Interest Expense, Net

Interest expense, net, was $28.6 million (including $1.4 million of deferred financing costs) in the three months ended March 31, 2016, and $27.8 million (including $1.5 million of deferred financing costs) in the same prior-year period. (See the “Liquidity and Capital Resources” section of this MD&A.)

Benefit for Income Taxes

The benefit for income taxes decreased $0.1 million, or 7%, in the three months ended March 31, 2016, compared to the same prior-year period.

Net Income (Loss)

In the three months ended March 31, 2016, Net loss was $2.3 million compared to Net income of $1.1 million in the same prior-year period, primarily due to Loss on real estate assets held for sale and higher legal expenses, the majority of which are expected to be non-recurring.

Segment Results of Operations

We present Adjusted OIBDA as the primary measure of profit and loss for our operating segments in accordance with Financial Accounting Standards Board guidance for segment reporting. (See the “Key Performance Indicators” section of this MD&A and Note 15. Segment Information to the Consolidated Financial Statements.)

The following table presents our Revenues, Adjusted OIBDA, Operating income (loss) and Depreciation and Amortization by segment, in the three months ended March 31, 2016 and 2015.

	Three Months Ended
	March 31,
(in millions)	2016	2015
Revenues:
United States	$322.9	$313.9
International	25.5	30.0
Total revenues	348.4	343.9
Foreign currency exchange impact	—	(4.2)
Constant dollar revenues(a)	$348.4	$339.7

Operating income	$24.2	$26.6
Restructuring charges	—	0.6
Loss on real estate assets held for sale	1.3	—
Net (gain) loss on dispositions	0.4	(0.3)
Depreciation	29.1	28.7
Amortization	28.3	27.8
Stock-based compensation	4.8	3.6
Adjusted OIBDA	$88.1	$87.0

Adjusted OIBDA:
United States	$97.7	$94.4
International	(0.6)	0.1
Corporate	(9.0)	(7.5)
Total Adjusted OIBDA	$88.1	$87.0

Operating income (loss):
United States	$45.3	$43.9
International	(7.3)	(6.2)
Corporate	(13.8)	(11.1)
Total operating income	$24.2	$26.6

(a)	Revenues on a constant dollar basis are calculated as reported revenues excluding the impact of foreign currency exchange rates between periods.

United States

	Three Months Ended
	March 31,		%
(in millions, except percentages)	2016	2015	Change
Revenues:
Billboard	$228.3	$221.1	3%
Transit and other	94.6	92.8	2
Total revenues	$322.9	$313.9	3

Organic revenues(a):
Billboard	$227.7	$219.7	4
Transit and other	93.6	91.2	3
Total organic revenues	321.3	310.9	3
Non-organic revenues:
Billboard	0.6	1.4	(57)
Transit and other	1.0	1.6	(38)
Total non-organic revenues	1.6	3.0	(47)
Total revenues	322.9	313.9	3
Operating expenses	(180.1)	(176.3)	2
SG&A expenses	(45.1)	(43.2)	4
Adjusted OIBDA	$97.7	$94.4	3

Operating income	$45.3	$43.9	3
Restructuring charges	—	0.6	*
Net (gain) loss on dispositions	0.4	(0.4)	*
Depreciation and amortization	52.0	50.3	3
Adjusted OIBDA	$97.7	$94.4	3

*	Calculation is not meaningful.

(a)	Organic revenues exclude revenues associated with significant acquisitions and divestitures, and revenues associated with business lines we no longer operate (“non-organic revenues”).

Total U.S. revenues increased $9.0 million, or 3%, and U.S. organic revenues increased $10.4 million, or 3%, in the three months ended March 31, 2016, compared to the same prior-year period. Non-organic revenues primarily reflect acquisitions and dispositions, and revenues associated with a business line we no longer operate.

Total U.S. revenue growth in the three months ended March 31, 2016, reflects strong local revenues, an increase in average revenue per display (yield) in billboards and growth attributable to the conversion of traditional static billboard displays to digital billboard displays, partially offset by the impact of the disposition of billboard advertising structures in the second quarter of 2015, the loss of the New York City phone kiosk contract in the first quarter of 2015 and lower advertising revenue in the first quarter of 2016 from major sports entertainment events. In the three months ended March 31, 2016, we generated approximately 41% of our U.S. revenues from national advertising campaigns compared to approximately 43% in the three months ended March 31, 2015. The decrease in revenues from national advertising campaigns in the three months ended March 31, 2016, compared to the same prior-year period was primarily due to the loss of the New York City phone kiosk contract in the first quarter of 2015 and lower advertising revenue in the first quarter of 2016 from major sports entertainment events.

Revenues from U.S. billboards increased $7.2 million, or 3%, in the three months ended March 31, 2016, compared to the same prior-year period, reflecting an increase in average revenue per display (yield) and the conversion of traditional static billboard displays to digital billboard displays, partially offset by the impact of the disposition of billboard advertising structures in the second quarter of 2015.

Organic revenues from U.S. billboards increased $8.0 million, or 4%, in the three months ended March 31, 2016, compared to the same prior-year period, primarily due to an increase in average revenue per display (yield) and the conversion of traditional static billboard displays to digital billboard displays.

Transit and other revenues in the U.S. increased $1.8 million, or 2%, in the three months ended March 31, 2016, compared to the same prior-year period, reflecting stronger market conditions in local advertising, partially offset by the loss of the New York City phone kiosk contract in the first quarter of 2015 and lower advertising revenue in the first quarter of 2016 from major sports entertainment events.

Organic revenues from U.S. transit and other increased $2.4 million, or 3%, in the three months ended March 31, 2016, compared to the same prior-year period. These increases were driven by increased advertiser demand for transit displays as reflected by an increase in average revenue per display (yield).

U.S. operating and SG&A expenses increased $3.8 million and $1.9 million, or 2% and 4%, respectively, in the three months ended March 31, 2016, compared to the same prior-year period, primarily due to increased compensation-related for selected new hires and billboard property lease expenses.

U.S. Adjusted OIBDA increased $3.3 million, or 3%, in the three months ended March 31, 2016, compared to the same prior-year period. Adjusted OIBDA margin was 30% in each of the three months ended March 31, 2016 and 2015.

International

				(in constant dollars)(b)
				Three Months
				Ended
	Three Months Ended March 31,		%	March 31,	%
(in millions, except percentages)	2016	2015	Change	2015	Change
Revenues:
Billboard	$22.1	$25.8	(14)%	$22.1	—%
Transit and other	3.4	4.2	(19)	3.7	(8)
Total revenues	$25.5	$30.0	(15)	$25.8	(1)

Organic revenues(a):
Billboard	$22.1	$22.1	—	$22.1	—
Transit and other	3.4	3.7	(8)	3.7	(8)
Total organic revenues	25.5	25.8	(1)	25.8	(1)
Non-organic revenues:
Billboard	—	3.7	*	—	*
Transit and other	—	0.5	*	—	*
Total non-organic revenues	—	4.2	*	—	*
Total revenues	$25.5	$30.0	(15)	$25.8	(1)

Canada	$14.1	$15.5	(9)	$14.2	(1)
Latin America	11.4	14.5	(21)	11.6	(2)
Total revenues	25.5	30.0	(15)	25.8	(1)
Operating expenses	(19.7)	(22.5)	(12)	(19.3)	2
SG&A expenses	(6.4)	(7.4)	(14)	(6.4)	—
Adjusted OIBDA	$(0.6)	$0.1	*	$0.1	*

Operating income (loss)	$(7.3)	$(6.2)	18
Loss on real estate assets held for sale	1.3	—	*
Net (gain) loss on dispositions	—	0.1	*
Depreciation and amortization	5.4	6.2	(13)
Adjusted OIBDA	$(0.6)	$0.1	*

*	Calculation is not meaningful.

(a)
Organic revenues exclude revenues associated with significant acquisitions and divestitures, revenues associated with business lines we no longer operate, and the impact of foreign currency exchange rates (“non-organic revenues”).

(b)	Revenues on a constant dollar basis are calculated as reported revenues excluding the impact of foreign currency exchange rates between periods.

Total International revenues decreased $4.5 million, or 15%, in the three months ended March 31, 2016, compared to the same prior-year period, reflecting the negative impact of foreign currency exchange rates. In constant dollars, total International revenues decreased 1%, driven by decreases in Latin America of 2% and in Canada of 1%.

International operating expenses decreased $2.8 million, or 12%, in the three months ended March 31, 2016, compared to the same prior-year period, driven by the impact of foreign currency exchange rates. International SG&A expenses decreased $1.0 million, or 14%, in the three months ended March 31, 2016, compared to the prior-year period, primarily driven by the impact of foreign currency exchange rates.

International Adjusted OIBDA was a loss of $0.6 million in the three months ended March 31, 2016, compared to income of $0.1 million in the same prior-year period, primarily driven by lower revenues. In constant dollars, International Adjusted OIBDA was a loss of $0.6 million in the three months ended March 31, 2016, compared to income of $0.1 million in the same prior-year period.

On October 31, 2015, we entered into the Transaction. The Transaction was completed on April 1, 2016, and in connection with the Transaction, we received $82.0 million in cash plus working capital, which is subject to post-closing adjustments. As of March 31, 2016, in connection with the Transaction, Assets held for sale was $4.8 million and Liabilities held for sale was $21.5 million on the Consolidated Statement of Financial Position. Revenues related to our outdoor advertising business in Latin America was $11.4 million in the three months ended March 31, 2016, and $14.5 million in the same prior-year period.

Corporate

Corporate expenses primarily include expenses associated with employees who provide centralized services. Corporate expenses, excluding stock-based compensation, were $9.0 million in the three months ended March 31, 2016 and $7.5 million in the same prior-year period, primarily reflecting higher legal expenses of $0.8 million, the majority of which are expected to be non-recurring, and increased compensation-related expenses.

Liquidity and Capital Resources

	As of
(in millions, except percentages)	March 31, 2016	December 31, 2015	% Change
Assets:
Cash and cash equivalents	$43.2	$101.6	(57)%
Receivables, less allowance ($9.0 in 2016 and $8.9 in 2015)	189.0	209.5	(10)
Prepaid lease and transit franchise costs	80.4	61.5	31
Other prepaid expenses	27.3	21.9	25
Assets held for sale	4.8	5.2	(8)
Other current assets	15.8	12.5	26
Total current assets	360.5	412.2	(13)
Liabilities:
Accounts payable	63.8	83.6	(24)
Accrued compensation	24.3	39.4	(38)
Accrued interest	27.2	19.5	39
Accrued lease costs	24.9	28.8	(14)
Other accrued expenses	50.5	35.3	43
Deferred revenues	31.0	20.7	50
Liabilities held for sale	21.5	25.0	(14)
Short-term debt	35.3	—	*
Other current liabilities	13.6	13.3	2
Total current liabilities	292.1	265.6	10
Working capital	$68.4	$146.6	(53)

*	Calculation is not meaningful.

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

As of March 31, 2016, we had total indebtedness of $2.3 billion.

On April 28, 2016, we announced that our board of directors approved a quarterly cash dividend of $0.34 per share on our common stock, payable on June 30, 2016, to stockholders of record at the close of business on June 10, 2016.

Debt

Long-term debt, net, consists of the following:

	As of
(in millions, except percentages)	March 31, 2016	December 31, 2015
Term loan, due 2021	$748.7	$748.6

Senior unsecured notes:
5.250% senior unsecured notes, due 2022	549.4	549.4
5.625% senior unsecured notes, due 2024	503.3	503.4
5.875% senior unsecured notes, due 2025	450.0	450.0
Total senior unsecured notes	1,502.7	1,502.8
Other	—	0.3
Debt issuance costs(a)	(28.5)	(29.7)
Total long-term debt, net	$2,222.9	$2,222.0

Weighted average cost of debt	4.7%	4.7%

(a)	See Note 2. New Accounting Standards to the Consolidated Financial Statements.

	Payments Due by Period
(in millions)	Total	2016	2017-2018	2019-2020	2021 and thereafter
Long-term debt	$2,250.0	$—	$—	$—	$2,250.0
Interest	779.8	106.4	212.5	212.5	248.4
Total	$3,029.8	$106.4	$212.5	$212.5	$2,498.4

Term Loan

The interest rate on the term loan due in 2021 (the “Term Loan”) was 3.0% per annum as of March 31, 2016. As of March 31, 2016, a discount of $1.3 million on the Term Loan remains unamortized. The discount is being amortized through Interest expense, net, on the Consolidated Statement of Operations.

On April 29, 2016, we made a payment of $20.0 million on the Term Loan.

Senior Unsecured Notes

As of March 31, 2016, a discount of $0.6 million on $150.0 million aggregate principal amount of the 5.250% Senior Unsecured Notes due 2022, remains unamortized. The discount is being amortized through Interest expense, net, on the Consolidated Statement of Operations.

As of March 31, 2016, a premium of $3.3 million on $100.0 million aggregate principal amount of the Senior Unsecured Notes due 2024, remains unamortized. The premium is being amortized through Interest expense, net, on the Consolidated Statement of Operations.

Revolving Credit Facility

We have a $425.0 million revolving credit facility, which matures in 2019 (the “Revolving Credit Facility”).

As of March 31, 2016, there were $35.0 million in outstanding borrowings under the Revolving Credit Facility, which is recorded as Short-term debt on the Consolidated Statement of Financial Position. On April 1, 2016, we repaid the outstanding balance of $35.0 million with a portion of the proceeds from the Transaction.

The commitment fee based on the amount of unused commitments under the Revolving Credit Facility was $0.5 million in the three months ended March 31, 2016 and $0.4 million in the three months ended March 31, 2015. As of March 31, 2016, we had issued letters of credit totaling approximately $31.2 million against the Revolving Credit Facility.

Debt Covenants

The credit agreement dated January 31, 2014, (the “Credit Agreement”), governing the Term Loan and the Revolving Credit Facility, and the indentures governing our senior unsecured notes contain customary affirmative and negative covenants, subject to certain exceptions, including but not limited to those that limit the Company’s and our subsidiaries’ abilities to (i) pay dividends on, repurchase or make distributions in respect to the Company’s or its wholly-owned subsidiary, Outfront Media Capital LLC’s (“Finance LLC’s”) capital stock or make other restricted payments other than dividends or distributions necessary for us to maintain our REIT status, subject to certain conditions, and (ii) enter into agreements restricting certain subsidiaries’ ability to pay dividends or make other intercompany transfers.

The terms of the Credit Agreement require that, as long as any commitments remain outstanding under the Revolving Credit Facility, we maintain a Consolidated Net Secured Leverage Ratio, which is the ratio of (i) our consolidated secured debt (less up to $150.0 million of unrestricted cash) to (ii) our Consolidated EBITDA (as defined in the Credit Agreement) for the trailing four consecutive quarters, of no greater than 4.0 to 1.0. As of March 31, 2016, our Consolidated Net Secured Leverage Ratio was 1.6 to 1.0, as adjusted for the non-cash loss on real estate assets held for sale related to the Transaction and to give pro forma effect to two acquisitions, in accordance with the Credit Agreement. The Credit Agreement also requires that, in connection with the incurrence of certain indebtedness, we maintain a Consolidated Total Leverage Ratio, which is the ratio of our consolidated total debt to our Consolidated EBITDA for the trailing four consecutive quarters, of no greater than 6.0 to 1.0. As of March 31, 2016, our Consolidated Total Leverage Ratio was 5.1 to 1.0, as adjusted for the non-cash loss on real estate assets held for sale related to the Transaction and to give pro forma effect to two acquisitions, in accordance with the Credit Agreement. As of March 31, 2016, we are in compliance with our debt covenants.

Letter of Credit Facility

As of March 31, 2016, we issued letters of credit totaling approximately $68.6 million under our $80.0 million letter of credit facility. The fee under the letter of credit facility was immaterial in each of the three months ended March 31, 2016 and 2015.

Deferred Financing Costs

As of March 31, 2016, we had deferred $31.8 million in fees and expenses associated with the Term Loan, Revolving Credit Facility, letter of credit facility and our senior unsecured notes. We are amortizing the deferred fees through Interest expense, net, on the Consolidated Statement of Operations over the respective terms of the Term Loan, Revolving Credit Facility, letter of credit facility and our senior unsecured notes.

Cash Flows

The following table sets forth our cash flows in the three months ended March 31, 2016 and 2015.

	Three Months Ended
	March 31,		%
(in millions, except percentages)	2016	2015	Change
Cash provided by operating activities	$33.8	$5.8	*
Cash used for investing activities	(74.6)	(22.3)	*
Cash provided by (used for) financing activities	(17.8)	45.3	*
Effect of exchange rate changes on cash and cash equivalents	0.2	(1.3)	*
Net increase (decrease) to cash and cash equivalents	$(58.4)	$27.5	*

*	Calculation is not meaningful.

Cash provided by operating activities increased $28.0 million in the three months ended March 31, 2016, compared to the same prior-year period, principally as a result of lower upfront transit franchise payments in the first quarter of 2016, partially offset by lower net income, as adjusted for non-cash items.

Cash used for investing activities increased $52.3 million in the three months ended March 31, 2016, compared to the same prior-year period. In the three months ended March 31, 2016, we incurred $14.4 million in capital expenditures, completed several acquisitions for a total purchase price of approximately $60.5 million and received $0.3 million in net proceeds from dispositions. In the three months ended March 31, 2015, we incurred $13.1 million in capital expenditures, completed several acquisitions for a total purchase price of approximately $9.9 million and received $0.7 million in proceeds from dispositions.

The following table presents our capital expenditures in the three months ended March 31, 2016 and 2015.

	Three Months Ended
	March 31,		%
(in millions, except percentages)	2016	2015	Change
Growth	$10.4	$6.6	58%
Maintenance	4.0	6.5	(38)
Total capital expenditures	$14.4	$13.1	10

Capital expenditures increased $1.3 million, or 10%, in the three months ended March 31, 2016, compared to the same prior-year period, driven by an increase in digital billboard display spending, partially offset by decreased expenditures to renovate certain office facilities.

For the full year of 2016, we expect our capital expenditures to be approximately $65.0 million to $70.0 million, which will be used primarily for billboard maintenance, growth in digital billboard displays, installation of the most current LED lighting technology to improve the quality and extend the life of our static billboards, and to renovate certain office facilities.

Cash used for financing activities was $17.8 million in the three months ended March 31, 2016, compared to Cash provided by financing activities of $45.3 million in the same prior-year period. In the three months ended March 31, 2016, we drew $35.0 million on our Revolving Credit Facility and paid cash dividends of $47.1 million. In the three months ended March 31, 2015, we incurred debt of $103.8 million and paid cash dividends of $54.9 million.

Off-Balance Sheet Arrangements

We have indemnification obligations with respect to letters of credit and surety bonds primarily used as security against non-performance in the normal course of business. The outstanding letters of credit and surety bonds approximated $113.6 million as of March 31, 2016, and were not recorded on the Consolidated Statements of Financial Position. Our off-balance sheet commitments primarily consist of operating lease arrangements and guaranteed minimum franchise payments. See Note 14. Commitments and Contingencies to the Consolidated Financial Statements for information about our off-balance sheet commitments.

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

•
We may not be able to engage in desirable strategic or capital-raising transactions as a result of our separation from CBS Corporation, and we could be liable for adverse tax consequences resulting from engaging in significant strategic or capital-raising transactions.

While forward-looking statements reflect our good-faith beliefs, they are not guarantees of future performance. All forward-looking statements in this Quarterly Report on Form 10-Q apply as of the date of this report or as of the date they were made and, except as required by applicable law, we disclaim any obligation to publicly update or revise any forward-looking statement to reflect changes in underlying assumptions or factors of new information, data or methods, future events or other changes. For a further discussion of these and other factors that could impact our future results, performance or transactions, see the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on February 29, 2016. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider any such list to be a complete set of all potential risks or uncertainties.

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

We do not currently use derivatives or other financial instruments to mitigate our exposure to commodity price risk. However, we do enter into contracts with commodity providers to limit our exposure to commodity price fluctuations. For the year ended December 31, 2015, such contracts accounted for 3.2% of our total utility costs. As of March 31, 2016, we had an active electricity purchase agreement with fixed contract rates for locations throughout Texas, which expires in July 2018.

Foreign Exchange Risk

Foreign currency translation risk is the risk that exchange rate gains or losses arise from translating foreign entities’ statements of earnings and statements of financial position from functional currency to our reporting currency (the U.S. Dollar) for consolidation purposes. Any gain or loss on translation is included within comprehensive income and Accumulated other comprehensive income on our Consolidated Statement of Financial Position. The functional currency of our international subsidiaries is their respective local currency. We currently have $105.8 million of unrecognized foreign currency translation losses included within Accumulated other comprehensive income on our Consolidated Statement of Financial Position. On April 1, 2016, in connection with the sale of all of our equity interests in certain of our subsidiaries which hold all of the assets of our outdoor advertising business in Latin America, we recognized $99.9 million in unrealized foreign currency translation losses. These losses were previously included in the carrying value of the outdoor advertising business in Latin America, resulting in a Loss on real estate assets held for sale in the fourth quarter of 2015. (See Note 9. Acquisitions and Dispositions to the Consolidated Financial Statements.)

Substantially all of our transactions at our foreign subsidiaries are denominated in their local functional currency, thereby reducing our risk of foreign currency transaction gains or losses.

We do not currently use derivatives or other financial instruments to mitigate foreign currency risk, although we may do so in the future.

Interest Rate Risk

We are subject to interest rate risk to the extent we have variable-rate debt outstanding including under our Senior Credit Facilities. As of March 31, 2016, we had a $750.0 million variable-rate Term Loan due 2021 outstanding, which has an interest rate of 3.0% per year. An increase or decrease of 1/8% in our interest rate on the Term Loan will change our annualized interest expense by approximately $0.9 million. We do not currently use derivatives or other financial instruments to mitigate interest rate risk, although we may do so in the future.

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

Item 4.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management has carried out an evaluation, under the supervision of and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and

Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q, were effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act, during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

We have disclosed the risk factors affecting our business, results of operations and financial condition in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on February 29, 2016. There have been no material changes from the risk factors previously disclosed.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

None.

Purchases of Equity Securities by the Issuer

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Remaining Authorizations
January 1, 2016 through January 31, 2016	—	$—	—	—
February 1, 2016 through February 29 2016	—	—	—	—
March 1, 2016 through March 31, 2016	—	—	—	—
Total	—	—	—	—

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

Date: May 6, 2016

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