Form 10-Q
period 2016-06-30
OUTFRONT Media Inc.
filed 2016-08-05
CIK 1579877

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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

As of August 3, 2016, the number of shares outstanding of the registrant’s common stock was 137,946,461.

OUTFRONT MEDIA INC.
QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2016

PART 1

Item 1.    Financial Statements.

OUTFRONT Media Inc.
Consolidated Statements of Financial Position
(Unaudited)

	As of
(in millions)	June 30, 2016	December 31, 2015
Assets:
Current assets:
Cash and cash equivalents	$61.0	$101.6
Receivables, less allowance ($9.8 in 2016 and $8.9 in 2015)	213.6	209.5
Prepaid lease and transit franchise costs	63.4	61.5
Other prepaid expenses	22.0	21.9
Assets held for sale	—	5.2
Other current assets	9.2	12.5
Total current assets	369.2	412.2
Property and equipment, net (Note 3)	681.1	701.7
Goodwill	2,090.7	2,074.7
Intangible assets (Note 4)	577.0	570.5
Other assets	63.1	56.4
Total assets	$3,781.1	$3,815.5

Liabilities:
Current liabilities:
Accounts payable	$70.6	$83.6
Accrued compensation	24.2	39.4
Accrued interest	15.6	19.5
Accrued lease costs	23.0	28.8
Other accrued expenses	46.4	35.3
Deferred revenues	30.2	20.7
Liabilities held for sale	—	25.0
Other current liabilities	15.4	13.3
Total current liabilities	225.4	265.6
Long-term debt, net (Note 7)	2,184.3	2,222.0
Deferred income tax liabilities, net	10.0	10.9
Asset retirement obligation (Note 5)	34.0	33.2
Other liabilities	71.8	71.2
Total liabilities	2,525.5	2,602.9

Commitments and contingencies (Note 15)

Stockholders’ equity (Note 8):
Common stock (2016 - 450.0 shares authorized, and 137.9 shares issued
and outstanding; 2015 - 450.0 shares authorized, and 137.6 issued and outstanding)	1.4	1.4
Additional paid-in capital	1,939.3	1,934.3
Distribution in excess of earnings	(670.2)	(602.2)
Accumulated other comprehensive loss (Note 9)	(14.9)	(120.9)
Total stockholders’ equity	1,255.6	1,212.6
Total liabilities and stockholders’ equity	$3,781.1	$3,815.5

See accompanying notes to unaudited consolidated financial statements.

OUTFRONT Media Inc.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions, except per share amounts)	2016	2015	2016	2015
Revenues:
Billboard	$273.6	$280.1	$524.0	$527.0
Transit and other	111.7	104.6	209.7	201.6
Total revenues	385.3	384.7	733.7	728.6
Expenses:
Operating	201.6	206.4	401.4	405.2
Selling, general and administrative	65.2	63.6	130.5	125.3
Restructuring charges	0.4	2.0	0.4	2.6
Loss on real estate assets held for sale	—	—	1.3	—
Net loss on dispositions	0.2	0.9	0.6	0.6
Depreciation	28.5	28.0	57.6	56.7
Amortization	30.4	29.2	58.7	57.0
Total expenses	326.3	330.1	650.5	647.4
Operating income	59.0	54.6	83.2	81.2
Interest expense, net	(28.7)	(28.9)	(57.3)	(56.7)
Other income (expense), net	0.2	(0.1)	—	—
Income before provision for income taxes and equity in earnings of investee companies	30.5	25.6	25.9	24.5
Provision for income taxes	(3.4)	(4.5)	(2.1)	(3.1)
Equity in earnings of investee companies, net of tax	1.4	1.1	2.4	1.9
Net income	$28.5	$22.2	$26.2	$23.3

Net income per common share:
Basic	$0.21	$0.16	$0.19	$0.17
Diluted	$0.21	$0.16	$0.19	$0.17

Weighted average shares outstanding:
Basic	137.9	137.4	137.8	137.1
Diluted	138.3	137.8	138.2	137.6

Dividends declared per common share	$0.34	$0.34	$0.68	$0.74

See accompanying notes to unaudited consolidated financial statements.

OUTFRONT Media Inc.
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2016	2015	2016	2015
Net income	$28.5	$22.2	$26.2	$23.3
Other comprehensive income (loss), net of tax:
Cumulative translation adjustments (Note 9)	99.9	2.2	106.4	(11.9)
Net actuarial gain (loss)	0.1	0.1	(0.4)	1.1
Total other comprehensive income (loss), net of tax	100.0	2.3	106.0	(10.8)
Total comprehensive income	$128.5	$24.5	$132.2	$12.5

See accompanying notes to unaudited consolidated financial statements.

OUTFRONT Media Inc.
Consolidated Statements of Stockholders’ Equity
(Unaudited)

(in millions, except per share amounts)	Shares of Common Stock	Common Stock ($0.01 per share par value)	Additional Paid-In Capital	Distribution in Excess of Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance as of December 31, 2014	136.6	$1.4	$1,911.2	$(377.0)	$(90.1)	$1,445.5
Net income	—	—	—	23.3	—	23.3
Other comprehensive loss	—	—	—	—	(10.8)	(10.8)
Stock-based payments:
Vested	0.5	—	—	—	—	—
Exercise of stock options	0.2	—	2.0	—	—	2.0
Amortization	—	—	8.5	—	—	8.5
Shares paid for tax withholding for stock-based payments	(0.1)	—	(6.4)	—	—	(6.4)
Issuance of stock for purchase of property and equipment	0.3	—	9.8	—	—	9.8
Dividends ($0.74 per share)	—	—	—	(101.6)	—	(101.6)
Balance as of June 30, 2015	137.5	$1.4	$1,925.1	$(455.3)	$(100.9)	$1,370.3

Balance as of December 31, 2015	137.6	$1.4	$1,934.3	$(602.2)	$(120.9)	$1,212.6
Net income	—	—	—	26.2	—	26.2
Other comprehensive income	—	—	—	—	106.0	106.0
Stock-based payments:
Vested	0.5	—	—	—	—	—
Amortization	—	—	9.3	—	—	9.3
Shares paid for tax withholding for stock-based payments	(0.2)	—	(4.3)	—	—	(4.3)
Dividends ($0.68 per share)	—	—	—	(94.2)	—	(94.2)
Balance as of June 30, 2016	137.9	$1.4	$1,939.3	$(670.2)	$(14.9)	$1,255.6

See accompanying notes to unaudited consolidated financial statements.

OUTFRONT Media Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30,
(in millions)	2016	2015
Operating activities:
Net income	$26.2	$23.3
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation and amortization	116.3	113.7
Deferred tax benefit	(1.8)	(0.9)
Stock-based compensation	9.3	8.0
Provision for doubtful accounts	2.3	1.8
Accretion expense	1.2	1.2
Loss on real estate assets held for sale	1.3	—
Net loss on dispositions	0.6	0.6
Equity in earnings of investee companies, net of tax	(2.4)	(1.9)
Distributions from investee companies	1.6	2.4
Amortization of deferred financing costs and debt discount and premium	3.2	2.9
Change in assets and liabilities, net of investing and financing activities	(53.1)	(77.0)
Net cash flow provided by operating activities	104.7	74.1

Investing activities:
Capital expenditures	(30.0)	(27.7)
Acquisitions	(61.3)	(10.2)
Net proceeds from dispositions	87.9	8.8
Net cash flow used for investing activities	(3.4)	(29.1)

Financing activities:
Proceeds from long-term debt borrowings - senior notes	—	103.8
Proceeds from borrowings under revolving credit facility	35.0	105.0
Repayments of borrowings under revolving credit facility	(35.0)	(105.0)
Repayments of long-term borrowings - term loan	(40.0)	—
Deferred financing costs	(0.4)	(3.3)
Proceeds from stock option exercises	—	2.0
Taxes withheld for stock-based compensation	(6.8)	(3.8)
Dividends	(94.7)	(102.0)
Other	(0.2)	(0.6)
Net cash flow used for financing activities	(142.1)	(3.9)

Effect of exchange rate changes on cash and cash equivalents	0.2	(1.2)
Net increase (decrease) in cash and cash equivalents	(40.6)	39.9
Cash and cash equivalents at beginning of period	101.6	28.5
Cash and cash equivalents at end of period	$61.0	$68.4

OUTFRONT Media Inc.
Condensed Consolidated Statements of Cash Flows (Continued)
(Unaudited)

	Six Months Ended
	June 30,
(in millions)	2016	2015
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$0.7	$1.9
Cash paid for interest	57.9	52.0

Non-cash investing and financing activities:
Accrued purchases of property and equipment	6.6	2.5
Issuance of stock for purchase of property and equipment	—	9.8
Taxes withheld for stock-based compensation	—	2.6

See accompanying notes to unaudited consolidated financial statements.

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)

Note 1. Description of Business and Basis of Presentation

Description of Business

OUTFRONT Media Inc. (the “Company”) and its subsidiaries (collectively, “we,” “us” or “our”) is a real estate investment trust (“REIT”) which provides advertising space (“displays”) on out-of-home advertising structures and sites in the United States (the “U.S.”) and Canada. Our portfolio includes billboard displays, which are predominantly located in densely populated major metropolitan areas and along high-traffic expressways and major commuting routes. We also have a number of exclusive multi-year contracts to operate advertising displays in municipal transit systems. We have displays in all of the 25 largest markets in the U.S. and over 150 markets across the U.S. and Canada. We currently manage our operations through three operating segments—(1) U.S. Billboard and Transit, which is included in our U.S. Media reportable segment, (2) International and (3) Sports Marketing.

On April 1, 2016, we sold all of our equity interests in certain of our subsidiaries (the “Disposition”), which held all of the assets of our outdoor advertising business in Latin America (see Note 10. Acquisitions and Dispositions: Dispositions to the Consolidated Financial Statements). The operating results of our outdoor advertising business in Latin America through April 1, 2016, are included in our Consolidated Financial Statements for the six months ended June 30, 2016, and for the three months and six months ended June 30, 2015.

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

Note 2. New Accounting Standards

Adoption of New Accounting Standards

Simplifying the Presentation of Debt Issuance Costs

During the first quarter of 2016, we adopted the Financial Accounting Standards Board’s (the “FASB’s”) principles-based guidance addressing the recognition of debt issuance costs related to a recognized debt liability. We elected to adopt the guidance on a retrospective basis. As a result, $27.2 million of debt issuance costs was recorded as a direct deduction from the carrying amount of our debt liability on the Consolidated Statement of Financial Position as of June 30, 2016, and $4.4 million from Other current assets and $25.3 million from Other assets was reclassified to Long-term debt, net, on the Consolidated Statement of Financial Position as of December 31, 2015. Regarding line-of-credit arrangements, we continue to defer and present debt issuance costs as an asset and subsequently amortize the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. This guidance did not have a material effect on our financial statements.

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

Revenue from Contracts with Customers

In May 2014 (updated in August 2015, March 2016, April 2016 and May 2016), the FASB issued principles-based guidance addressing revenue recognition issues. The guidance will be applied to all contracts with customers regardless of industry-specific or transaction-specific fact patterns. The guidance requires that the amount of revenue a company should recognize reflect the consideration it expects to be entitled to in exchange for goods and services. This guidance is to be applied retrospectively and is effective for interim and annual periods beginning after December 15, 2017. Early adoption is permitted for interim and annual reporting periods beginning after December 15, 2016. We are currently evaluating the impact of this guidance on our consolidated financial statements.

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)

Note 3. Property and Equipment

The table below presents the balances of major classes of assets and accumulated depreciation.

		As of
(in millions)	Estimated Useful Lives	June 30, 2016	December 31, 2015
Land		$90.1	$89.9
Buildings	20 to 40 years	47.0	44.1
Advertising structures	5 to 20 years	1,685.7	1,643.6
Furniture, equipment and other	3 to 10 years	83.0	79.1
Construction in progress		34.9	29.1
		1,940.7	1,885.8
Less: accumulated depreciation		1,259.6	1,184.1
Property and equipment, net		$681.1	$701.7

Depreciation expense was $28.5 million in the three months ended June 30, 2016, and $28.0 million in the three months ended June 30, 2015. Depreciation expense was $57.6 million in the six months ended June 30, 2016, and $56.7 million in the six months ended June 30, 2015.

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

Our identifiable intangible assets consist of the following:

(in millions)	Gross	Accumulated Amortization	Net
As of June 30, 2016:
Permits and leasehold agreements	$1,033.0	$(613.7)	$419.3
Franchise agreements	451.0	(325.7)	125.3
Other intangible assets	45.4	(13.0)	32.4
Total intangible assets	$1,529.4	$(952.4)	$577.0

As of December 31, 2015:
Permits and leasehold agreements	$996.1	$(589.1)	$407.0
Franchise agreements	447.2	(314.5)	132.7
Other intangible assets	40.0	(9.2)	30.8
Total intangible assets	$1,483.3	$(912.8)	$570.5

All of our identifiable intangible assets, except goodwill, are subject to amortization. Amortization expense was $30.4 million in the three months ended June 30, 2016, and $29.2 million in the three months ended June 30, 2015, which includes the amortization of direct lease acquisition costs of $10.1 million in the three months ended June 30, 2016, and $9.2 million in the three months ended June 30, 2015. Amortization expense was $58.7 million in the six months ended June 30, 2016, and $57.0 million in the six months ended June 30, 2015, which includes the amortization of direct lease acquisition costs of $19.0 million in the six months ended June 30, 2016, and $16.7 million in the six months ended June 30, 2015. Direct lease acquisition costs are amortized on a straight-line basis over the related customer lease term, which generally ranges from four weeks to one year.

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

(in millions)
As of December 31, 2015	$33.2
Accretion expense	1.2
Additions	0.1
Liabilities settled	(0.8)
Foreign currency translation adjustments	0.3
As of June 30, 2016	$34.0

Note 6. Related Party Transactions

We have a 50% ownership interest in two joint ventures that operate transit shelters in the greater Los Angeles area and Vancouver, and three joint ventures which operate a total of 16 billboard displays in New York and Boston. All of these ventures are accounted for as equity investments. These investments totaled $22.3 million as of June 30, 2016, and $21.3 million as of December 31, 2015, and are included in Other assets on the Consolidated Statements of Financial Position. We provided sales and management services to these joint ventures and recorded management fees in Revenues on the Consolidated Statement of Operations of $1.8 million in each of the three months ended June 30, 2016 and 2015, $3.5 million in the six months ended June 30, 2016, and $3.3 million in the six months ended June 30, 2015.

Note 7. Debt

Long-term debt, net, consists of the following:

	As of
(in millions, except percentages)	June 30, 2016	December 31, 2015
Term loan, due 2021	$708.9	$748.6

Senior unsecured notes:
5.250% senior unsecured notes, due 2022	549.4	549.4
5.625% senior unsecured notes, due 2024	503.2	503.4
5.875% senior unsecured notes, due 2025	450.0	450.0
Total senior unsecured notes	1,502.6	1,502.8

Other	—	0.3
Debt issuance costs(a)	(27.2)	(29.7)
Total long-term debt, net	$2,184.3	$2,222.0

Weighted average cost of debt	4.7%	4.7%

(a)	See Note 2. New Accounting Standards to the Consolidated Financial Statements.

Term Loan

The interest rate on the term loan due in 2021 (the “Term Loan”) was 3.0% per annum as of June 30, 2016. As of June 30, 2016, a discount of $1.1 million on the Term Loan remains unamortized. The discount is being amortized through Interest expense, net, on the Consolidated Statement of Operations.

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)

Senior Unsecured Notes

As of June 30, 2016, a discount of $0.6 million on $150.0 million aggregate principal amount of the 5.250% Senior Unsecured Notes due 2022, remains unamortized. The discount is being amortized through Interest expense, net, on the Consolidated Statement of Operations.

As of June 30, 2016, a premium of $3.2 million on $100.0 million aggregate principal amount of the 5.625% Senior Unsecured Notes due 2024, remains unamortized. The premium is being amortized through Interest expense, net, on the Consolidated Statement of Operations.

Revolving Credit Facility

We also have a $425.0 million revolving credit facility, which matures in 2019 (the “Revolving Credit Facility”).

As of June 30, 2016, there were no outstanding borrowings under the Revolving Credit Facility.

The commitment fee based on the amount of unused commitments under the Revolving Credit Facility was $0.5 million in each of the three months ended June 30, 2016 and 2015, $1.0 million in the six months ended June 30, 2016 and $0.9 million in the six months ended June 30, 2015. As of June 30, 2016, we had issued letters of credit totaling approximately $31.2 million against the Revolving Credit Facility.

Debt Covenants

The credit agreement dated January 31, 2014 (the “Credit Agreement”), governing the Term Loan and the Revolving Credit Facility, and the indentures governing our senior unsecured notes contain customary affirmative and negative covenants, subject to certain exceptions, including but not limited to those that limit the Company’s and our subsidiaries’ abilities to (i) pay dividends on, repurchase or make distributions in respect to the Company’s or its wholly-owned subsidiary, Outfront Media Capital LLC’s (“Finance LLC’s”) capital stock or make other restricted payments other than dividends or distributions necessary for us to maintain our REIT status, subject to certain conditions, and (ii) enter into agreements restricting certain subsidiaries’ ability to pay dividends or make other intercompany transfers.

The terms of the Credit Agreement require that, as long as any commitments remain outstanding under the Revolving Credit Facility, we maintain a Consolidated Net Secured Leverage Ratio, which is the ratio of (i) our consolidated secured debt (less up to $150.0 million of unrestricted cash) to (ii) our Consolidated EBITDA (as defined in the Credit Agreement) for the trailing four consecutive quarters, of no greater than 4.0 to 1.0. As of June 30, 2016, our Consolidated Net Secured Leverage Ratio was 1.4 to 1.0, as adjusted for the non-cash loss on real estate assets held for sale related to the Disposition and to give pro forma effect to acquisitions and dispositions, in accordance with the Credit Agreement. The Credit Agreement also requires that, in connection with the incurrence of certain indebtedness, we maintain a Consolidated Total Leverage Ratio, which is the ratio of our consolidated total debt to our Consolidated EBITDA for the trailing four consecutive quarters, of no greater than 6.0 to 1.0. As of June 30, 2016, our Consolidated Total Leverage Ratio was 4.9 to 1.0, as adjusted for the non-cash loss on real estate assets held for sale related to the Disposition and to give pro forma effect to acquisitions and dispositions, in accordance with the Credit Agreement. As of June 30, 2016, we are in compliance with our debt covenants.

Letter of Credit Facility

As of June 30, 2016, we issued letters of credit totaling approximately $60.4 million under our $80.0 million letter of credit facility. The fee under the letter of credit facility was immaterial in each of the six months ended June 30, 2016 and 2015.

Deferred Financing Costs

As of June 30, 2016, we had deferred $30.1 million in fees and expenses associated with the Term Loan, Revolving Credit Facility, letter of credit facility and our senior unsecured notes. We are amortizing the deferred fees through Interest expense, net, on the Consolidated Statement of Operations over the respective terms of the Term Loan, Revolving Credit Facility, letter of credit facility and our senior unsecured notes.

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)

Fair Value

Under the fair value hierarchy, observable inputs such as unadjusted quoted prices in active markets for identical assets or liabilities are defined as Level 1; observable inputs other than quoted prices included within Level 1 that are either directly or indirectly observable for the asset or liability are defined as Level 2; and unobservable inputs for the asset or liability are defined as Level 3. The aggregate fair value of our debt, which is estimated based on quoted market prices of similar liabilities, was approximately $2.3 billion as of June 30, 2016. The fair value of our debt is classified as Level 2.

Note 8. Equity

As of June 30, 2016, 450,000,000 shares of our common stock, par value $0.01 per share, were authorized; 137,946,461 shares were issued and outstanding; and 50,000,000 shares of our preferred stock, par value $0.01 per share, were authorized with no shares issued and outstanding.

On July 27, 2016, we announced that our board of directors approved a quarterly cash dividend of $0.34 per share on our common stock, payable on September 30, 2016, to stockholders of record at the close of business on September 9, 2016.

Note 9. Accumulated Other Comprehensive Loss

On April 1, 2016, in connection with the Disposition, we recognized $99.9 million in unrealized foreign currency translation losses. These losses were previously included in the carrying value of the outdoor advertising business in Latin America, resulting in a Loss on real estate assets held for sale in the fourth quarter of 2015. (See Note 10. Acquisitions and Dispositions: Dispositions to the Consolidated Financial Statements.)

Note 10. Acquisitions and Dispositions

Acquisitions

In the six months ended June 30, 2016, we completed several acquisitions for a total purchase price of approximately $61.3 million.

Dispositions

The Disposition was completed on April 1, 2016, and in connection with the Disposition, we received $82.0 million in cash plus working capital, which is subject to post-closing adjustments. We recorded a loss on real estate assets held for sale of approximately $1.3 million in the six months ended June 30, 2016, on the Consolidated Statement of Operations. In connection with the Disposition, the assets and liabilities of our outdoor advertising business in Latin America had been classified as Assets held for sale and Liabilities held for sale on the Consolidated Statement of Financial Position as of December 31, 2015. The components of Assets held for sale and Liabilities held for sale, which were written off upon completion of the Disposition, were as follows:

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)

	As of
(in millions)	April 1, 2016	December 31, 2015
Current assets:
Cash and cash equivalents	$4.5	$5.7
Receivables, less allowances	14.0	14.5
Other current assets	10.1	7.8
Total current assets	28.6	28.0
Property and equipment, net	18.0	18.3
Goodwill	60.6	60.3
Intangible assets	0.1	0.1
Other assets	2.2	2.1
Total assets	109.5	108.8
Loss on real estate assets held for sale(a)	(104.7)	(103.6)
Assets held for sale	$4.8	$5.2

Total current liabilities	$16.9	$20.9
Deferred income tax liabilities, net	1.9	1.4
Asset retirement obligation	2.7	2.7
Liabilities held for sale	$21.5	$25.0

(a)	Loss on real estate assets held for sale is primarily comprised of the impact of including unrecognized foreign currency translation adjustment losses in the carrying value of assets held for sale.

Note 11. Stock-Based Compensation

The following table summarizes our stock-based compensation expense for the three months and six months ended June 30, 2016 and 2015.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2016	2015	2016	2015
Restricted stock units (“RSUs”) and performance-based RSUs (“PRSUs”)	$4.5	$4.4	$9.2	$7.9
Stock options	—	—	0.1	0.1
Stock-based compensation expense, before income taxes	4.5	4.4	9.3	8.0
Tax benefit	(0.5)	(0.4)	(1.0)	(0.7)
Stock-based compensation expense, net of tax	$4.0	$4.0	$8.3	$7.3

As of June 30, 2016, total unrecognized compensation cost related to non-vested RSUs and PRSUs was $28.5 million, which is expected to be recognized over a weighted average period of 2.1 years, and total unrecognized compensation cost related to non-vested stock options was $0.3 million, which is expected to be recognized over a weighted average period of 1.2 years.

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)

RSUs and PRSUs

The following table summarizes activity for the six months ended June 30, 2016, of RSUs and PRSUs issued to our employees.

	Activity	Weighted Average Per Share Grant Date Fair Market Value
Non-vested as of December 31, 2015	1,302,932	$26.48
Granted:
RSUs	638,486	19.19
PRSUs	319,926	19.01
Vested:
RSUs	(435,558)	23.91
PRSUs	(108,569)	29.48
Forfeitures:
RSUs	(19,125)	25.49
PRSUs	(20,325)	29.83
Non-vested as of June 30, 2016	1,677,767	22.73

Stock Options

The following table summarizes activity for the six months ended June 30, 2016, of stock options issued to our employees.

	Activity	Weighted Average Exercise Price
Outstanding as of December 31, 2015	294,897	$15.72
Outstanding as of June 30, 2016	294,897	15.72

Exercisable as of June 30, 2016	232,758	13.15

Note 12. Retirement Benefits

The following table presents the components of net periodic pension cost and amounts recognized in other comprehensive income (loss) for our pension plans:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2016	2015	2016	2015
Components of net periodic pension cost:
Service cost	$0.3	$0.4	$0.7	$0.7
Interest cost	0.5	0.5	0.9	0.9
Expected return on plan assets	(0.6)	(0.6)	(1.1)	(1.1)
Amortization of net actuarial losses(a)	0.2	0.2	0.3	0.4
Net periodic pension cost	$0.4	$0.5	$0.8	$0.9

(a)	Reflects amounts reclassified from accumulated other comprehensive income (loss) to net income.

In the six months ended June 30, 2016, we contributed $1.1 million to our pension plans. In 2016, we expect to contribute approximately $2.2 million to our pension plans.

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)

Note 13. Income Taxes

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

In the three months and six months ended June 30, 2016 and 2015, our effective tax rate differed from the U.S. federal statutory income tax rate primarily due to our REIT status, including the dividends paid deduction, the impact of state and local taxes, and the effect of foreign operations.

Note 14. Earnings Per Share (“EPS”)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2016	2015	2016	2015
Net income	$28.5	$22.2	$26.2	$23.3

Weighted average shares for basic EPS	137.9	137.4	137.8	137.1
Dilutive potential shares from grants of RSUs, PRSUs and stock options(a)	0.4	0.4	0.4	0.5
Weighted average shares for diluted EPS	138.3	137.8	138.2	137.6

(a)
The potential impact of an aggregate 0.5 million granted RSUs, PRSUs and stock options in the three months ended June 30, 2016, 0.2 million granted RSUs, PRSUs and stock options in the three months ended June 30, 2015, 0.5 million granted RSUs, PRSUs and stock options in the six months ended June 30, 2016, and 0.1 million granted RSUs, PRSUs and stock options in the six months ended June 30, 2015, were antidilutive.

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

On July 22, 2015, we entered into an agreement with the Metropolitan Transportation Authority (the “MTA”) to extend our existing transit contract for providing advertising services throughout the New York City subway system from December 31, 2015, to December 31, 2016, unless earlier terminated by the MTA on or after July 1, 2016. On July 22, 2015, we also entered into an agreement with the MTA to modify our existing bus and commuter rail advertising contract to change the MTA’s right to terminate the contract at any time, to a right to terminate at any time on or after July 1, 2016, and the right to exclude billboards on the MTA’s properties from any termination. The December 31, 2016, expiration date of the bus and commuter rail advertising contract remains unchanged. The MTA has issued a “Request for Proposals” to prospective operators for the subway, bus and commuter rail (Metro-North and Long Island Railroad) concessions, in any combination, each for a ten-year

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)

contract, with an additional five-year renewal period at the MTA’s option, to commence January 1, 2017. On May 18, 2016, we submitted a response to the MTA. We expect the MTA to make a decision in the fourth quarter of 2016.

Letters of Credit

We have indemnification obligations with respect to letters of credit and surety bonds primarily used as security against non-performance in the normal course of business. The outstanding letters of credit and surety bonds approximated $113.4 million as of June 30, 2016, and were not recorded on the Consolidated Statements of Financial Position.

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

Note 16. Segment Information

Effective April 1, 2016, we changed the segments that we use to review operating results and make decisions regarding segment performance and resource allocation. Given the changes in our portfolio resulting from the Disposition and recent acquisitions, we made this change to better align our segments with our business strategy. We currently manage our operations through three operating segments—(1) U.S. Billboard and Transit, which is included in our U.S. Media reportable segment, (2) International and (3) Sports Marketing. International and Sports Marketing do not meet the criteria to be a reportable segment and accordingly, are both included in other. Our new segment reporting therefore includes U.S. Media and other.

The following tables set forth our financial performance by segment. Historical financial information by reportable segment has been recast to reflect the changes in segment reporting with no impact to previously reported consolidated financial statements. Prior to April 1, 2016, our International segment included our advertising businesses in Canada and Latin America (see Note 10. Acquisitions and Dispositions: Dispositions to the Consolidated Financial Statements). Historical operating results for our advertising business in Latin America are included in other.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2016	2015	2016	2015
Revenues:
U.S. Media	$356.5	$336.9	$669.1	$641.9
Other	28.8	47.8	64.6	86.7
Total revenues	$385.3	$384.7	$733.7	$728.6
We present Operating income (loss) before Depreciation, Amortization, Net (gain) loss on dispositions, Stock-based compensation, Restructuring charges and Loss on real estate assets held for sale (“Adjusted OIBDA”) as the primary measure of profit and loss for our segments in accordance with the FASB guidance for segment reporting.

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2016	2015	2016	2015
Net income	$28.5	$22.2	$26.2	$23.3
Provision for income taxes	3.4	4.5	2.1	3.1
Equity in earnings of investee companies, net of tax	(1.4)	(1.1)	(2.4)	(1.9)
Interest expense, net	28.7	28.9	57.3	56.7
Other income (expense), net	(0.2)	0.1	—	—
Operating income	59.0	54.6	83.2	81.2
Restructuring charges	0.4	2.0	0.4	2.6
Loss on real estate assets held for sale	—	—	1.3	—
Net loss on dispositions	0.2	0.9	0.6	0.6
Depreciation and amortization	58.9	57.2	116.3	113.7
Stock-based compensation	4.5	4.4	9.3	8.0
Total Adjusted OIBDA	$123.0	$119.1	$211.1	$206.1

Adjusted OIBDA:
U.S. Media	$123.7	$118.5	$218.6	$210.5
Other	8.4	10.0	10.6	12.5
Corporate	(9.1)	(9.4)	(18.1)	(16.9)
Total Adjusted OIBDA	$123.0	$119.1	$211.1	$206.1

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2016	2015	2016	2015
Operating income (loss):
U.S. Media	$69.7	$65.2	$112.8	$107.2
Other	2.9	3.2	(2.2)	(1.1)
Corporate	(13.6)	(13.8)	(27.4)	(24.9)
Total operating income	$59.0	$54.6	$83.2	$81.2

Net loss on dispositions:
U.S. Media	$0.2	$0.9	$0.6	$0.5
Other	—	—	—	0.1
Total loss on dispositions	$0.2	$0.9	$0.6	$0.6

Depreciation and amortization:
U.S. Media	$53.4	$50.4	$104.8	$100.2
Other	5.5	6.8	11.5	13.5
Total depreciation and amortization	$58.9	$57.2	$116.3	$113.7

Capital expenditures:
U.S. Media	$15.1	$13.6	$28.6	$25.7
Other	0.5	1.0	1.4	2.0
Total capital expenditures	$15.6	$14.6	$30.0	$27.7

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)

	As of
(in millions)	June 30, 2016	December 31, 2015
Assets:
U.S. Media	$3,599.8	$3,593.0
Other(a)	155.2	134.3
Corporate	26.1	88.2
Total assets	$3,781.1	$3,815.5

(a)
On April 1, 2016, we completed the Disposition associated with amounts reclassified as Assets held for sale on the Consolidated Statement of Financial Position as of December 31, 2015 (see Note 10. Acquisitions and Dispositions: Dispositions to the Consolidated Financial Statements).

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

	As of June 30, 2016
(in millions)	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Current assets:
Cash and cash equivalents	$—	$22.7	$14.4	$23.9	$—	$61.0
Receivables, less allowance	—	—	199.3	14.3	—	213.6
Other current assets	—	1.4	81.6	11.6	—	94.6
Total current assets	—	24.1	295.3	49.8	—	369.2
Property and equipment, net	—	—	631.9	49.2	—	681.1
Goodwill	—	—	2,059.9	30.8	—	2,090.7
Intangible assets	—	—	577.0	—	—	577.0
Investment in subsidiaries	1,255.6	3,429.9	119.8	—	(4,805.3)	—
Other assets	—	1.6	58.6	2.9	—	63.1
Intercompany	—	—	121.8	146.2	(268.0)	—
Total assets	$1,255.6	$3,455.6	$3,864.3	$278.9	$(5,073.3)	$3,781.1

Total current liabilities	$—	$15.7	$192.1	$17.6	$—	$225.4
Long-term debt, net	—	2,184.3	—	—	—	2,184.3
Deferred income tax liabilities, net	—	—	—	10.0	—	10.0
Asset retirement obligation	—	—	29.5	4.5	—	34.0
Deficit in excess of investment of subsidiaries	—	—	2,174.3	—	(2,174.3)	—
Other liabilities	—	—	66.6	5.2	—	71.8
Intercompany	—	—	146.2	121.8	(268.0)	—
Total liabilities	—	2,200.0	2,608.7	159.1	(2,442.3)	2,525.5
Total stockholders’ equity	1,255.6	1,255.6	1,255.6	119.8	(2,631.0)	1,255.6
Total liabilities and stockholders’ equity	$1,255.6	$3,455.6	$3,864.3	$278.9	$(5,073.3)	$3,781.1

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

(a)
Includes amounts reclassified as Assets held for sale and Liabilities held for sale, as applicable, on the Consolidated Statement of Financial Position (see Note 10. Acquisitions and Dispositions: Dispositions to the Consolidated Financial Statements).

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)

	Three Months Ended June 30, 2016
(in millions)	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Billboard	$—	$—	$258.7	$14.9	$—	$273.6
Transit and other	—	—	108.3	3.4	—	111.7
Total revenues	—	—	367.0	18.3	—	385.3
Expenses:
Operating	—	—	191.2	10.4	—	201.6
Selling, general and administrative	0.3	—	61.6	3.3	—	65.2
Restructuring charges	—	—	0.4	—	—	0.4
Net loss on dispositions	—	—	0.2	—	—	0.2
Depreciation	—	—	24.5	4.0	—	28.5
Amortization	—	—	29.8	0.6	—	30.4
Total expenses	0.3	—	307.7	18.3	—	326.3
Operating income (loss)	(0.3)	—	59.3	—	—	59.0
Interest expense, net	—	(28.7)	—	—	—	(28.7)
Other income, net	—	—	—	0.2	—	0.2
Income (loss) before provision for income taxes and equity in earnings of investee companies	(0.3)	(28.7)	59.3	0.2	—	30.5
Provision for income taxes	—	—	(3.4)	—	—	(3.4)
Equity in earnings of investee companies, net of tax	28.8	57.5	(27.1)	0.3	(58.1)	1.4
Net income	$28.5	$28.8	$28.8	$0.5	$(58.1)	$28.5

Net income	$28.5	$28.8	$28.8	$0.5	$(58.1)	$28.5
Total other comprehensive income, net of tax	100.0	100.0	100.0	100.0	(300.0)	100.0
Total comprehensive income	$128.5	$128.8	$128.8	$100.5	$(358.1)	$128.5

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)

	Three Months Ended June 30, 2015
(in millions)	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Billboard	$—	$—	$246.9	$33.2	$—	$280.1
Transit and other	—	—	99.2	5.4	—	104.6
Total revenues	—	—	346.1	38.6	—	384.7
Expenses:
Operating	—	—	182.8	23.6	—	206.4
Selling, general and administrative	0.3	0.1	55.7	7.5	—	63.6
Restructuring charges	—	—	2.0	—	—	2.0
Net loss on dispositions	—	—	0.9	—	—	0.9
Depreciation	—	—	22.9	5.1	—	28.0
Amortization	—	—	28.1	1.1	—	29.2
Total expenses	0.3	0.1	292.4	37.3	—	330.1
Operating income (loss)	(0.3)	(0.1)	53.7	1.3	—	54.6
Interest income (expense), net	—	(28.9)	(0.1)	0.1	—	(28.9)
Other expense, net	—	—	—	(0.1)	—	(0.1)
Income (loss) before provision for income taxes and equity in earnings of investee companies	(0.3)	(29.0)	53.6	1.3	—	25.6
Provision for income taxes	—	—	(2.0)	(2.5)	—	(4.5)
Equity in earnings of investee companies, net of tax	22.5	51.5	(29.1)	0.3	(44.1)	1.1
Net income (loss)	$22.2	$22.5	$22.5	$(0.9)	$(44.1)	$22.2

Net income (loss)	$22.2	$22.5	$22.5	$(0.9)	$(44.1)	$22.2
Total other comprehensive income, net of tax	2.3	2.3	2.3	2.3	(6.9)	2.3
Total comprehensive income	$24.5	$24.8	$24.8	$1.4	$(51.0)	$24.5

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)

	Six Months Ended June 30, 2016
(in millions)	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Billboard	$—	$—	$487.0	$37.0	$—	$524.0
Transit and other	—	—	202.9	6.8	—	209.7
Total revenues	—	—	689.9	43.8	—	733.7
Expenses:
Operating	—	—	371.3	30.1	—	401.4
Selling, general and administrative	0.7	0.1	120.0	9.7	—	130.5
Restructuring charges	—	—	0.4	—	—	0.4
Loss on real estate assets held for sale	—	—	—	1.3	—	1.3
Net loss on dispositions	—	—	0.6	—	—	0.6
Depreciation	—	—	49.1	8.5	—	57.6
Amortization	—	—	57.2	1.5	—	58.7
Total expenses	0.7	0.1	598.6	51.1	—	650.5
Operating income	(0.7)	(0.1)	91.3	(7.3)	—	83.2
Interest expense, net	—	(57.2)	(0.1)	—	—	(57.3)
Income (loss) before provision for income taxes and equity in earnings of investee companies	(0.7)	(57.3)	91.2	(7.3)	—	25.9
Provision for income taxes	—	—	(2.1)	—	—	(2.1)
Equity in earnings of investee companies, net of tax	26.9	84.2	(62.2)	0.4	(46.9)	2.4
Net income (loss)	$26.2	$26.9	$26.9	$(6.9)	$(46.9)	$26.2

Net income (loss)	$26.2	$26.9	$26.9	$(6.9)	$(46.9)	$26.2
Total other comprehensive income, net of tax	106.0	106.0	106.0	106.0	(318.0)	106.0
Total comprehensive income	$132.2	$132.9	$132.9	$99.1	$(364.9)	$132.2

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)

	Six Months Ended June 30, 2015
(in millions)	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Billboard	$—	$—	$468.0	$59.0	$—	$527.0
Transit and other	—	—	192.0	9.6	—	201.6
Total revenues	—	—	660.0	68.6	—	728.6
Expenses:
Operating	—	—	359.1	46.1	—	405.2
Selling, general and administrative	0.8	0.1	109.5	14.9	—	125.3
Restructuring charges	—	—	2.6	—	—	2.6
Net loss on dispositions	—	—	0.5	0.1	—	0.6
Depreciation	—	—	46.4	10.3	—	56.7
Amortization	—	—	54.9	2.1	—	57.0
Total expenses	0.8	0.1	573.0	73.5	—	647.4
Operating income (loss)	(0.8)	(0.1)	87.0	(4.9)	—	81.2
Interest income (expense), net	—	(56.7)	(0.1)	0.1	—	(56.7)
Income (loss) before provision for income taxes and equity in earnings of investee companies	(0.8)	(56.8)	86.9	(4.8)	—	24.5
Provision for income taxes	—	—	(1.7)	(1.4)	—	(3.1)
Equity in earnings of investee companies, net of tax	24.1	80.9	(61.1)	0.6	(42.6)	1.9
Net income (loss)	$23.3	$24.1	$24.1	$(5.6)	$(42.6)	$23.3

Net income (loss)	$23.3	$24.1	$24.1	$(5.6)	$(42.6)	$23.3
Total other comprehensive loss, net of tax	(10.8)	(10.8)	(10.8)	(10.8)	32.4	(10.8)
Total comprehensive income (loss)	$12.5	$13.3	$13.3	$(16.4)	$(10.2)	$12.5

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)

	Six Months Ended June 30, 2016
(in millions)	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash flow provided by (used for) operating activities	$(0.8)	$(58.1)	$161.3	$2.3	$—	$104.7
Investing activities:
Capital expenditures	—	—	(28.6)	(1.4)	—	(30.0)
Acquisitions	—	—	(61.3)	—	—	(61.3)
Net proceeds from dispositions	—	—	0.4	87.5	—	87.9
Net cash flow provided by (used for) investing activities	—	—	(89.5)	86.1	—	(3.4)
Financing activities:
Proceeds from borrowings under revolving credit facility	—	35.0	—	—	—	35.0
Repayments of borrowings under revolving credit facility	—	(35.0)	—	—	—	(35.0)
Repayments of long-term borrowings - term loan	—	(40.0)	—	—	—	(40.0)
Deferred financing costs	—	(0.4)	—	—	—	(0.4)
Taxes withheld for stock-based compensation	—	—	(6.8)	—	—	(6.8)
Dividends	(94.7)	—	—	—	—	(94.7)
Intercompany	95.5	39.6	(58.9)	(76.2)	—	—
Other	—	—	(0.2)	—	—	(0.2)
Net cash flow provided by (used for) financing activities	0.8	(0.8)	(65.9)	(76.2)	—	(142.1)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	0.2	—	0.2
Net increase (decrease) in cash and cash equivalents	—	(58.9)	5.9	12.4	—	(40.6)
Cash and cash equivalents at beginning of period	—	81.6	8.5	11.5	—	101.6
Cash and cash equivalents at end of period	$—	$22.7	$14.4	$23.9	$—	$61.0

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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with our historical consolidated financial statements and the notes thereto appearing in our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the Securities and Exchange Commission (the “SEC”) on February 29, 2016, and the unaudited consolidated financial statements and the notes thereto included in this Quarterly Report on Form 10-Q. This MD&A contains forward-looking statements that involve numerous risks and uncertainties. The forward-looking statements are subject to a number of important factors, including, but not limited to, those factors discussed in the sections entitled “Risk Factors” in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on February 29, 2016, and the section entitled “Cautionary Statement Regarding Forward-Looking Statements” in this Quarterly Report on Form 10-Q, that could cause our actual results to differ materially from the results described herein or implied by such forward-looking statements. Except as otherwise indicated or unless the context otherwise requires, all references in this Quarterly Report on Form 10-Q to (i) “the Company,” “we,” “our,” “us” and “our company” mean OUTFRONT Media Inc., a Maryland corporation, and unless the context requires otherwise, its consolidated subsidiaries, and (ii) the “25 largest markets in the U.S.,” “over 150 markets in the U.S. and Canada” and “Nielsen Designated Market Areas” are based, in whole or in part, on Nielsen Media Research’s Designated Market Area rankings as of January 1, 2016.

Overview

We are a real estate investment trust (“REIT”), which provides advertising space (“displays”) on out-of-home advertising structures and sites in the United States (the “U.S.”) and Canada. We currently manage our operations through three operating segments—(1) U.S. Billboard and Transit, which is included in our U.S. Media reportable segment, (2) International and (3) Sports Marketing. International and Sports Marketing do not meet the criteria to be a reportable segment and accordingly, are both included in other (see Note 16. Segment Information to the Consolidated Financial Statements). Prior to April 1, 2016, our International segment included our advertising businesses in Canada and Latin America.

On April 1, 2016, we sold all of our equity interests in certain of our subsidiaries (the “Disposition”), which held all of the assets of our outdoor advertising business in Latin America. (See Note 10. Acquisitions and Dispositions: Dispositions to the Consolidated Financial Statements.) The operating results of our outdoor advertising business in Latin America through April 1, 2016, are included in our Consolidated Financial Statements for the six months ended June 30, 2016 and for the three months and six months ended June 30, 2015, and are included in other in our segment reporting.

Business

We are one of the largest providers of advertising space on out-of-home advertising structures and sites across the U.S. and Canada. Our inventory consists of billboard displays, which are primarily located on the most heavily traveled highways and roadways in top Nielsen Designated Market Areas (“DMAs”), and transit advertising displays operated under exclusive multi-year contracts with municipalities in large cities across the U.S. In total, we have displays in all of the 25 largest markets in the U.S. and over 150 markets in the U.S. and Canada. Our top market, high profile location focused portfolio includes sites such as the Bay Bridge in San Francisco, various locations along Sunset Boulevard in Los Angeles, and sites in and around both Grand Central Station and Times Square in New York. The breadth and depth of our portfolio provides our customers with a range of options to address their marketing objectives, from national, brand-building campaigns to hyper-local campaigns that drive customers to the advertiser’s website or retail location “one mile down the road.”

Using TAB Out of Home Ratings, the out-of-home advertising industry’s audience measurement system, we provide advertisers with the size and demographic composition of the audience that is exposed to individual displays or a complete campaign. As part of our recently launched ON Smart Media platform, we are developing hardware and software solutions for enhanced demographic and location targeting, and engaging ways to connect with consumers on-the-go. Additionally, our OUTFRONT Mobile Network allows our customers to further leverage location targeting with interactive mobile advertising that uses geofence technology to push mobile ads to consumers within a pre-defined radius around a corresponding billboard display or other designated advertising location.

We believe out-of-home advertising continues to be an attractive form of advertising, as our displays are ALWAYS ON™, are always viewable and cannot be turned off, skipped, blocked or fast-forwarded. Further, out-of-home advertising can be an effective “stand-alone” medium, as well as an integral part of a campaign to reach audiences using multiple forms of media, including television, radio and print. We provide our customers with a differentiated advertising solution at an attractive price point relative to other forms of advertising. In addition to leasing displays, we provide other value-added services to our customers, such as pre-campaign category research, consumer insights, creative design support, print production and post-campaign tracking and analytics, as well as use a real-time mobile operations reporting system that facilitates proof of performance to customers for the majority of our business.

U.S. Media. Our U.S. Media segment generated 25% of its revenues in the New York City metropolitan area in the three months ended June 30, 2016 and 26% in the three months ended June 30, 2015, and generated 16% in the Los Angeles metropolitan area in the three months ended June 30, 2016 and 14% in the three months ended June 30, 2015. Our U.S. Media segment generated 25% of its revenues in the New York City metropolitan area in the six months ended June 30, 2016 and 27% in the six months ended June 30, 2015, and generated 16% in the Los Angeles metropolitan area in the six months ended June 30, 2016 and 14% in the six months ended June 30, 2015. In the three months ended June 30, 2016, our U.S. Media segment generated $356.5 million of Revenues and $123.7 million of Operating income before Depreciation, Amortization, Net loss on dispositions, Stock-based compensation, Restructuring charges and Loss on real estate assets held for sale (“Adjusted OIBDA”). In the three months ended June 30, 2015, our U.S. Media segment generated $336.9 million of Revenues and $118.5 million of Adjusted OIBDA. In the six months ended June 30, 2016, our U.S. Media segment generated $669.1 million of Revenues and $218.6 million of Adjusted OIBDA. In the six months ended June 30, 2015, our U.S. Media segment generated $641.9 million of Revenues and $210.5 million of Adjusted OIBDA. (See the “Segment Results of Operations” section of this MD&A.)

Other (includes International and Sports Marketing). In the three months ended June 30, 2016, Other generated $28.8 million of Revenues and $8.4 million of Adjusted OIBDA. In the three months ended June 30, 2015, Other generated $47.8 million of Revenues and $10.0 million of Adjusted OIBDA. In the six months ended June 30, 2016, Other generated $64.6 million of Revenues and $10.6 million of Adjusted OIBDA. In the six months ended June 30, 2015, Other generated $86.7 million of Revenues and $12.5 million of Adjusted OIBDA.

Economic Environment

Our revenues and operating results are sensitive to fluctuations in advertising expenditures, general economic conditions and other external events beyond our control.

Business Environment

The outdoor advertising industry is fragmented, consisting of several companies operating on a national basis, as well as hundreds of smaller regional and local companies operating a limited number of displays in a single or a few local geographic markets. We compete with these companies for customers, structures and display locations. We also compete with other media, including online, mobile and social media advertising platforms and traditional platforms such as, broadcast and cable television, radio, print media and direct mail marketers. Increasing the number of digital billboard displays in our most heavily trafficked locations is an important element of our organic growth strategy, as digital billboard displays have the potential to attract additional business from both new and existing customers. We believe digital billboard displays are attractive to our customers because they allow for the development of richer and more visually engaging messages, provide our customers with the flexibility both to target audiences by time of day and to quickly launch new advertising campaigns, and eliminate or greatly reduce production costs. In addition, digital billboard displays enable us to run multiple advertisements on each display (up to eight per minute). As a result, digital billboard displays generate approximately four times more revenue per display on average than traditional static billboard displays, and digital billboard displays generate higher profits and cash flows than traditional static billboard displays.

Our revenues and profits may fluctuate due to seasonal advertising patterns and influences on advertising markets. Typically, our revenues and profits are highest in the fourth quarter, during the holiday shopping season, and lowest in the first quarter, as advertisers cut back on spending following the holiday shopping season.

We have a diversified base of customers across various industries. During the three months ended June 30, 2016, our largest categories of advertisers were retail, television and entertainment, which represented 8%, 7% and 7% of our total U.S. Media segment revenues, respectively. During the three months ended June 30, 2015, our largest categories of advertisers were retail, television and healthcare/pharmaceuticals, which represented 9%, 8% and 7% of our total U.S. Media segment revenues, respectively. During the six months ended June 30, 2016, our largest categories of advertisers were retail, television and healthcare/pharmaceuticals, which represented 8%, 8% and 7% of our total U.S. Media segment revenues, respectively. During the six months ended June 30, 2015, our largest categories of advertisers were retail, television and healthcare/pharmaceuticals, which represented 9%, 8% and 7% of our total U.S. Media segment revenues, respectively.

Our large-scale portfolio allows our customers to reach a national audience and also provides the flexibility to tailor campaigns to specific regions or markets. In the three months ended June 30, 2016, we generated approximately 45% of our U.S. Media segment revenues from national advertising campaigns compared to approximately 46% in the three months ended June 30, 2015. In the six months ended June 30, 2016, we generated approximately 45% of our U.S. Media segment revenues from national advertising campaigns compared to approximately 46% in the six months ended June 30, 2015.

Our transit business requires us to obtain and renew contracts with municipalities and other governmental entities. When these contracts expire, we generally must participate in highly competitive bidding processes in order to obtain new contracts. In November 2014, we were informed that we were not successful in our bid to renew the New York City phone kiosk contract, which we obtained as part of the acquisition of certain outdoor advertising businesses of Van Wagner Communications, LLC on October 1, 2014, and our operation of these kiosks ceased during the first quarter of 2015. In the three months ended March 31, 2015, we generated revenue of $1.6 million related to these operations. On July 22, 2015, we entered into an agreement with the Metropolitan Transportation Authority (the “MTA”) to extend our existing transit contract for providing advertising services throughout the New York City subway system from December 31, 2015, to December 31, 2016, unless earlier terminated by the MTA on or after July 1, 2016. On July 22, 2015, we also entered into an agreement with the MTA to modify our existing bus and commuter rail advertising contract to change the MTA’s right to terminate the contract at any time, to a right to terminate at any time on or after July 1, 2016, and the right to exclude billboards on the MTA’s properties from any termination. The December 31, 2016, expiration date of the bus and commuter rail advertising contract remains unchanged. Our transit contract with the MTA represents 57% of our U.S. Media segment transit and other revenues, or 17% of our total U.S. Media segment revenues, in the three months ended June 30, 2016, and represents 58% of our U.S. Media segment transit and other revenues, or 18% of our total U.S. Media segment revenues, in the six months ended June 30, 2016. The MTA has issued a “Request for Proposals” to prospective operators for the subway, bus and commuter rail (Metro-North and Long Island Railroad) concessions, in any combination, each for a ten-year contract, with an additional five-year renewal period at the MTA’s option, to commence January 1, 2017. On May 18, 2016, we submitted a response to the MTA. We expect the MTA to make a decision in the fourth quarter of 2016.

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

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions, except percentages)	2016	2015	% Change	2016	2015	% Change
Revenues	$385.3	$384.7	—%	$733.7	$728.6	1%
Organic revenues(a)(b)	382.2	366.6	4	717.6	691.8	4
Operating income	59.0	54.6	8	83.2	81.2	2
Adjusted OIBDA(b)	123.0	119.1	3	211.1	206.1	2
Funds from operations (“FFO”)(b)	79.2	71.9	10	127.7	121.8	5
Adjusted FFO (“AFFO”)(b)	81.0	71.4	13	130.0	120.9	8
Net income	28.5	22.2	28	26.2	23.3	12

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

(b)
See the “Reconciliation of Non-GAAP Financial Measures” and “Revenues” sections of this MD&A for reconciliations of Operating income to Adjusted OIBDA, Net income to FFO and AFFO, and Revenues to organic revenues.

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

FFO and AFFO

We calculate FFO in accordance with the definition established by the National Association of Real Estate Investment Trusts (“NAREIT”). FFO reflects net income (loss) adjusted to exclude gains and losses from the sale of real estate assets, depreciation and amortization of real estate assets, amortization of direct lease acquisition costs, the non-cash effect of loss on real estate assets held for sale and the same adjustments for our equity-based investments, as well as the related income tax effect of adjustments, as applicable. We calculate AFFO as FFO adjusted to include cash paid for direct lease acquisition costs as such costs are generally amortized over a period ranging from four weeks to one year and therefore are incurred on a regular basis. AFFO also includes cash paid for maintenance capital expenditures since these are routine uses of cash that are necessary for our operations. In addition, AFFO excludes costs related to restructuring charges, as well as certain non-cash items, including non-real estate depreciation and amortization, deferred income taxes, stock-based compensation expense, accretion expense, the non-cash effect of straight-line rent and amortization of deferred financing costs, as well as the related income tax effect of adjustments. We use FFO and AFFO measures for managing our business and for planning and forecasting future periods, and each is an important indicator of our operational strength and business performance, especially compared to other REITs. Our management believes users of our financial data are best served if the information that is made available to them allows them to align their analysis and evaluation of our operating results along the same lines that our management uses in managing, planning and executing our business strategy. Our management also believes that the presentations of FFO, AFFO, and related per weighted average share amounts, as supplemental measures, are useful in evaluating our business because adjusting results to reflect items that have more bearing on the operating performance of REITs highlight trends in our business that may not otherwise be apparent when relying solely on GAAP financial measures. It is management’s opinion that these supplemental measures provide users of our financial data with an important perspective on our operating performance and also make it easier to compare our results to other companies in our industry, as well as to REITs.

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

Reconciliation of Non-GAAP Financial Measures

The following table reconciles Operating income to Adjusted OIBDA, and Net income to FFO and AFFO.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions, except per share amounts)	2016	2015	2016	2015
Operating income	$59.0	$54.6	$83.2	$81.2
Restructuring charges	0.4	2.0	0.4	2.6
Loss on real estate assets held for sale	—	—	1.3	—
Net loss on dispositions	0.2	0.9	0.6	0.6
Depreciation	28.5	28.0	57.6	56.7
Amortization	30.4	29.2	58.7	57.0
Stock-based compensation	4.5	4.4	9.3	8.0
Adjusted OIBDA	$123.0	$119.1	$211.1	$206.1

Net income	$28.5	$22.2	$26.2	$23.3
Depreciation of billboard advertising structures	26.1	25.8	52.7	52.6
Amortization of real estate-related intangible assets	14.2	14.2	27.6	28.6
Amortization of direct lease acquisition costs	10.1	9.2	19.0	16.7
Loss on real estate assets held for sale	—	—	1.3	—
Net loss on disposition of billboard advertising structures	0.2	0.9	0.6	0.6
Adjustment related to equity-based investments	0.1	—	0.3	0.4
Income tax effect of adjustments	—	(0.4)	—	(0.4)
FFO	$79.2	$71.9	$127.7	$121.8

FFO per weighted average shares outstanding:
Basic	$0.57	$0.52	$0.93	$0.89
Diluted	$0.57	$0.52	$0.92	$0.89

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions, except per share amounts)	2016	2015	2016	2015
FFO	$79.2	$71.9	$127.7	$121.8
Adjustment for deferred income taxes	(1.3)	(0.5)	(1.8)	(0.9)
Cash paid for direct lease acquisition costs	(8.7)	(9.2)	(19.3)	(17.1)
Maintenance capital expenditures	(4.3)	(6.6)	(8.3)	(13.1)
Restructuring charges	0.4	2.0	0.4	2.6
Other depreciation	2.4	2.2	4.9	4.1
Other amortization	6.1	5.8	12.1	11.7
Stock-based compensation	4.5	4.4	9.3	8.0
Non-cash effect of straight-line rent	0.3	(0.1)	0.6	0.3
Accretion expense	0.6	0.6	1.2	1.2
Amortization of deferred financing costs	1.8	1.4	3.2	2.9
Income tax effect of adjustments	—	(0.5)	—	(0.6)
AFFO	$81.0	$71.4	$130.0	$120.9

AFFO per weighted average shares outstanding:
Basic	$0.59	$0.52	$0.94	$0.88
Diluted	$0.59	$0.52	$0.94	$0.88

Net income per common share:
Basic	$0.21	$0.16	$0.19	$0.17
Diluted	$0.21	$0.16	$0.19	$0.17

Weighted average shares outstanding:
Basic	137.9	137.4	137.8	137.1
Diluted	138.3	137.8	138.2	137.6

FFO in the three months ended June 30, 2016, of $79.2 million increased 10% compared to the same prior-year period, primarily due higher net income. AFFO in the three months ended June 30, 2016, was $81.0 million, an increase of 13% compared to the same prior-year period, primarily due to higher net income, decreased direct lease acquisition costs and lower maintenance capital expenditures. FFO in the six months ended June 30, 2016, of $127.7 million increased 5% compared to the same prior-year period, primarily due to higher net income, increased amortization of direct lease acquisition costs and a loss on real estate assets held for sale. AFFO in the six months ended June 30, 2016, was $130.0 million, an increase of 8% compared to the same prior-year period, primarily due to higher net income, lower maintenance capital expenditures, lower restructuring charges and higher stock-based compensation.

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

				(in constant dollars)(b)					(in constant dollars)(b)
				Three					Six
				Months					Months
	Three Months Ended			Ended		Six Months Ended			Ended
(in millions, except	June 30,		%	June 30,	%	June 30,		%	June 30,	%
percentages)	2016	2015	Change	2015	Change	2016	2015	Change	2015	Change
Revenues:
Billboard	$273.6	$280.1	(2)%	$279.3	(2)%	$524.0	$527.0	(1)%	$522.5	—%
Transit and other	111.7	104.6	7	104.4	7	209.7	201.6	4	200.9	4
Total revenues	$385.3	$384.7	—	$383.7	—	$733.7	$728.6	1	$723.4	1

Organic revenues(a):
Billboard	$272.3	$264.1	3	$264.1	3	$511.9	$495.5	3	$495.5	3
Transit and other	109.9	102.5	7	102.5	7	205.7	196.3	5	196.3	5
Total organic revenues(a)	382.2	366.6	4	366.6	4	717.6	691.8	4	691.8	4
Non-organic revenues:
Billboard	1.3	16.0	(92)	15.2	(91)	12.1	31.5	(62)	27.0	(55)
Transit and other	1.8	2.1	(14)	1.9	(5)	4.0	5.3	(25)	4.6	(13)
Total non-organic revenues	3.1	18.1	(83)	17.1	(82)	16.1	36.8	(56)	31.6	(49)
Total revenues	$385.3	$384.7	—	$383.7	—	$733.7	$728.6	1	$723.4	1

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

Total revenues increased $0.6 million and organic revenues increased $15.6 million, or 4%, in the three months ended June 30, 2016, compared to the same prior-year period. In constant dollars, total revenues increased $1.6 million and organic revenues increased $15.6 million, or 4%, in the three months ended June 30, 2016, compared to the same prior-year period. Total revenues increased $5.1 million, or 1%, and organic revenues increased $25.8 million, or 4%, in the six months ended June 30, 2016, compared to the same prior-year period. In constant dollars, revenues increased $10.3 million, or 1%, and organic revenues increased $25.8 million, or 4%, for the six months ended June 30, 2016, compared to the same prior-year period.

Non-organic revenues primarily reflects acquisitions and dispositions, and the discontinuation of a business line in the first quarter of 2015.

Total billboard revenues decreased $6.5 million, or 2%, in the three months ended June 30, 2016, compared to the same prior-year period, principally driven by the impact of the Disposition, lower performance in Canada and foreign currency exchange losses of $0.8 million, partially offset by an increase in average revenue per display (yield) and the conversion of traditional static billboard displays to digital billboard displays. In constant dollars, billboard revenues decreased $5.7 million, or 2%, in the three months ended June 30, 2016, compared to the same prior-year period. Total billboard revenues decreased $3.0 million, or 1%, in the six months ended June 30, 2016, compared to the same prior-year period, principally driven by an the impact of the Disposition, lower performance in Canada, the impact of the disposition of billboard advertising structures in the second quarter of 2015 and foreign currency exchange losses of $4.5 million, partially offset by an increase in average revenue per display (yield) and the conversion of traditional static billboard displays to digital billboard displays. In constant dollars, billboard revenues increased $1.5 million in the six months ended June 30, 2016, compared to the same prior-year period.

The increases in organic billboard revenues in the three months and six months ended June 30, 2016, compared to the same prior-year periods, are due to increases in average revenue per display (yield) and the conversion of traditional static billboard displays to digital billboard displays, partially offset by lower performance in Canada.

Total transit and other revenues increased $7.1 million, or 7%, in the three months ended June 30, 2016, compared to the same prior-year period, driven by stronger market conditions in local and national advertising, the impact of an acquisition and the net effect of won and lost franchises in the period. Total transit and other revenues increased $8.1 million, or 4%, in the six months ended June 30, 2016, compared to the same prior-year period, driven by stronger market conditions in local and national advertising, the impact of an acquisition, the net effect of won and lost franchises in the period and lower advertising revenue in the first quarter of 2016 from major sports entertainment events.

The increases in organic transit and other revenues in the three months and six months ended June 30, 2016, compared to the same prior-year periods, are due to stronger market conditions in local and national advertising.

Expenses

	Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%
(in millions, except percentages)	2016	2015	Change	2016	2015	Change
Expenses:
Operating	$201.6	$206.4	(2)%	$401.4	$405.2	(1)%
Selling, general and administrative	65.2	63.6	3	130.5	125.3	4
Restructuring charges	0.4	2.0	(80)	0.4	2.6	(85)
Loss on real estate assets held for sale	—	—	*	1.3	—	*
Net loss on dispositions	0.2	0.9	(78)	0.6	0.6	—
Depreciation	28.5	28.0	2	57.6	56.7	2
Amortization	30.4	29.2	4	58.7	57.0	3
Total expenses	$326.3	$330.1	(1)	$650.5	$647.4	—

*	Calculation is not meaningful.

Operating Expenses

	Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%
(in millions, except percentages)	2016	2015	Change	2016	2015	Change
Operating expenses:
Billboard property lease	$90.7	$93.2	(3)%	$181.1	$182.5	(1)%
Transit franchise	57.7	54.7	5	109.8	107.0	3
Posting, maintenance and other	53.2	58.5	(9)	110.5	115.7	(4)
Total operating expenses	$201.6	$206.4	(2)	$401.4	$405.2	(1)

Billboard property lease expenses represented 33% of billboard revenues in each of the three months ended June 30, 2016 and 2015. Transit franchise expenses represented 62% of transit revenues in each of the three months ended June 30, 2016 and 2015. Billboard property lease and transit franchise expenses increased by $0.5 million in the three months ended June 30, 2016, compared to the same prior-year period. Billboard property lease expenses represented 35% of billboard revenues in each of the six months ended June 30, 2016 and 2015. Transit franchise expenses represented 63% of transit revenues in each of the six months ended June 30, 2016 and 2015. Billboard property lease and transit franchise expenses increased by $1.4 million in the six months ended June 30, 2016, compared to the same prior-year period. The decrease in billboard property lease costs in the three and six months ended June 30, 2016, was primarily due to the impact of the Disposition (decreases of $4.0 million in the three months ended June 30, 2016 and $4.6 million in the six months ended June 30, 2016, compared to the same prior-year periods), partially offset by increases in our U.S. Media segment. The increase in transit franchise expenses in the three months and six months ended June 30, 2016, was primarily due to the increase in transit revenues, partially offset by the impact of the

Disposition (decreases of $1.2 million in the three months ended June 30, 2016, and $1.6 million in the six months ended June 30, 2016, compared to the same prior-year periods).

Posting, maintenance and other expenses decreased $5.3 million, or 9%, in the three months ended June 30, 2016, compared to the same prior-year period. Posting, maintenance and other expenses decreased $5.2 million, or 4%, in the six months ended June 30, 2016, compared to the same prior-year period. The decreases in posting, maintenance and other expenses in the three months and six months ended June 30, 2016, compared to the same prior year periods, were primarily due to the impact of the Disposition (a decrease of $5.8 million in the three months ended June 30, 2016, and $6.0 million in the six months ended June 30, 2016).

Selling, General and Administrative Expenses (“SG&A”)

SG&A expenses represented 17% of Revenues in each the three months ended June 30, 2016 and 2015. SG&A expenses increased $1.6 million, or 3%, in the three months ended June 30, 2016, compared to the same prior-year period, primarily due to increased sales and other compensation-related expenses and higher professional fees, partially offset by the impact of the Disposition (a decrease of $3.9 million). SG&A expenses represented 18% of Revenues in the six months ended June 30, 2016 and 17% in the same prior-year period. SG&A expenses increased $5.2 million, or 4%, in the six months ended June 30, 2016, compared to the same prior-year period, primarily due to increased sales and other compensation-related expenses, higher professional fees and higher legal expenses of $0.8 million, the majority of which are expected to be non-recurring, partially offset by the impact of the Disposition (a decrease of $4.5 million in the six months ended June 30, 2016, compared to the same prior-year periods).

Depreciation

Depreciation increased $0.5 million, or 2%, in the three months ended June 30, 2016, compared to the same prior-year period, due primarily to higher depreciation associated with the increased number of digital billboards. Depreciation increased $0.9 million, or 2%, in the six months ended June 30, 2016, compared to the same prior-year period, due primarily to higher depreciation associated with the increased number of digital billboards.

Amortization

Amortization increased $1.2 million, or 4% in the three months ended June 30, 2016, compared to the same prior-year period, principally driven by increased direct lease acquisition costs of $10.1 million in the three months ended June 30, 2016, compared to $9.2 million in the same prior-year period. Capitalized direct lease acquisition costs were $9.8 million in the three months ended June 30, 2016, and $9.2 million in the same prior-year period. Amortization increased $1.7 million, or 3% in the six months ended June 30, 2016, compared to the same prior-year period, principally driven by increased direct lease acquisition costs of $19.0 million in the six months ended June 30, 2016, compared to $16.7 million in the same prior-year period. Capitalized direct lease acquisition costs were $18.9 million in the six months ended June 30, 2016, and $16.9 million in the same prior-year period.

Interest Expense, Net

Interest expense, net, was $28.7 million (including $1.8 million of deferred financing costs) in the three months ended June 30, 2016, and $28.9 million (including $1.4 million of deferred financing costs) in the same prior-year period. Interest expense, net, was $57.3 million (including $3.2 million of deferred financing costs) in the six months ended June 30, 2016, and $56.7 million (including $2.9 million of deferred financing costs) in the same prior-year period. (See the “Liquidity and Capital Resources” section of this MD&A.)

Provision for Income Taxes

The provision for income taxes decreased $1.1 million, or 24%, in the three months ended June 30, 2016, compared to the same prior-year period. The provision for income taxes decreased $1.0 million, or 32%, in the six months ended June 30, 2016, compared to the same prior-year period.

Net Income

In the three months ended June 30, 2016, Net income was $28.5 million, an increase of $6.3 million compared to the same prior-year period. In the six months ended June 30, 2016, Net income was $26.2 million, an increase of $2.9 million compared to the same prior-year period.

Segment Results of Operations

We present Adjusted OIBDA as the primary measure of profit and loss for our reportable segments in accordance with Financial Accounting Standards Board guidance for segment reporting. (See the “Key Performance Indicators” section of this MD&A and Note 16. Segment Information to the Consolidated Financial Statements.)

Effective April 1, 2016, we changed the segments that we use to review operating results and make decisions regarding segment performance and resource allocation. Given the changes in our portfolio resulting from the Disposition and recent acquisitions, we made this change to better align our segments with our business strategy. We currently manage our operations through three operating segments—(1) U.S. Billboard and Transit, which is included in our U.S. Media reportable segment, (2) International and (3) Sports Marketing. International and Sports Marketing do not meet the criteria to be a reportable segment and accordingly, are both included in other. Our new segment reporting therefore includes U.S. Media and other.

The following table presents our Revenues, Adjusted OIBDA, Operating income (loss) and Depreciation and Amortization by segment, in the three and six months ended June 30, 2016 and 2015. Historical financial information by reportable segment has been recast to reflect the changes in segment reporting with no impact to previously reported consolidated financial statements. Prior to April 1, 2016, our International segment included our advertising businesses in Canada and Latin America (see Note 10. Acquisitions and Dispositions: Dispositions to the Consolidated Financial Statements). Historical operating results for our advertising business in Latin America are included in other.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2016	2015	2016	2015
Revenues:
U.S. Media	$356.5	$336.9	$669.1	$641.9
Other	28.8	47.8	64.6	86.7
Total revenues	385.3	384.7	733.7	728.6
Foreign currency exchange impact	—	(1.0)	—	(5.2)
Constant dollar revenues(a)	$385.3	$383.7	$733.7	$723.4

Operating income	$59.0	$54.6	$83.2	$81.2
Restructuring charges	0.4	2.0	0.4	2.6
Loss on real estate assets held for sale	—	—	1.3	—
Net loss on dispositions	0.2	0.9	0.6	0.6
Depreciation	28.5	28.0	57.6	56.7
Amortization	30.4	29.2	58.7	57.0
Stock-based compensation	4.5	4.4	9.3	8.0
Adjusted OIBDA	$123.0	$119.1	$211.1	$206.1

Adjusted OIBDA:
U.S. Media	$123.7	$118.5	$218.6	$210.5
Other	8.4	10.0	10.6	12.5
Corporate	(9.1)	(9.4)	(18.1)	(16.9)
Total Adjusted OIBDA	$123.0	$119.1	$211.1	$206.1

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2016	2015	2016	2015
Operating income (loss):
U.S. Media	$69.7	$65.2	$112.8	$107.2
Other	2.9	3.2	(2.2)	(1.1)
Corporate	(13.6)	(13.8)	(27.4)	(24.9)
Total operating income	$59.0	$54.6	$83.2	$81.2

(a)	Revenues on a constant dollar basis are calculated as reported revenues excluding the impact of foreign currency exchange rates between periods.

U.S. Media

	Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%
(in millions, except percentages)	2016	2015	Change	2016	2015	Change
Revenues:
Billboard	$258.7	$246.9	5%	$487.0	$468.0	4%
Transit and other	97.8	90.0	9	182.1	173.9	5
Total revenues	$356.5	$336.9	6	$669.1	$641.9	4

Organic revenues(a):
Billboard	$257.4	$246.9	4	$485.1	$466.6	4
Transit and other	96.0	90.0	7	179.3	172.3	4
Total organic revenues	353.4	336.9	5	664.4	638.9	4
Non-organic revenues:
Billboard	1.3	—	*	1.9	1.4	36
Transit and other	1.8	—	*	2.8	1.6	75
Total non-organic revenues	3.1	—	*	4.7	3.0	57
Total revenues	356.5	336.9	6	669.1	641.9	4
Operating expenses	(186.1)	(177.4)	5	(360.5)	(348.8)	3
SG&A expenses	(46.7)	(41.0)	14	(90.0)	(82.6)	9
Adjusted OIBDA	$123.7	$118.5	4	$218.6	$210.5	4

Operating income	$69.7	$65.2	7	$112.8	$107.2	5
Restructuring charges	0.4	2.0	(80)	0.4	2.6	(85)
Net loss on dispositions	0.2	0.9	(78)	0.6	0.5	20
Depreciation and amortization	53.4	50.4	6	104.8	100.2	5
Adjusted OIBDA	$123.7	$118.5	4	$218.6	$210.5	4

*	Calculation is not meaningful.

(a)	Organic revenues exclude revenues associated with significant acquisitions and divestitures, and revenues associated with business lines we no longer operate (“non-organic revenues”).

Total U.S. Media segment revenues increased $19.6 million, or 6%, and U.S. Media segment organic revenues increased $16.5 million, or 5%, in the three months ended June 30, 2016, compared to the same prior-year period. Total U.S. Media segment revenues increased $27.2 million, or 4%, and U.S. Media segment organic revenues increased $25.5 million, or 4%, in the six months ended June 30, 2016, compared to the same prior-year period. Non-organic revenues primarily reflect acquisitions and dispositions, and revenues associated with a business line we no longer operate.

Total U.S. Media segment revenue growth in the three months ended June 30, 2016, reflects strong local revenues, an increase in average revenue per display (yield) in billboards and growth attributable to the conversion of traditional static billboard displays to digital billboard displays. In the three months ended June 30, 2016, we generated approximately 45% of our U.S. Media segment revenues from national advertising campaigns compared to approximately 46% in the three months ended June

30, 2015. Total U.S. Media segment revenue growth in the six months ended June 30, 2016, reflects strong local revenues, an increase in average revenue per display (yield) in billboards and growth attributable to the conversion of traditional static billboard displays to digital billboard displays, partially offset by the impact of the disposition of billboard advertising structures in the second quarter of 2015, the loss of the New York City phone kiosk contract in the first quarter of 2015 and lower advertising revenue in the first quarter of 2016 from major sports entertainment events. In the six months ended June 30, 2016, we generated approximately 45% of our U.S. Media segment revenues from national advertising campaigns compared to approximately 46% in the six months ended June 30, 2015.

Revenues from U.S. Media segment billboards increased $11.8 million, or 5%, in the three months ended June 30, 2016, compared to the same prior-year period, reflecting an increase in average revenue per display (yield) and the conversion of traditional static billboard displays to digital billboard displays. Revenues from U.S. Media segment billboards increased $19.0 million, or 4%, in the six months ended June 30, 2016, compared to the same prior-year period, reflecting an increase in average revenue per display (yield) and the conversion of traditional static billboard displays to digital billboard displays, partially offset by the impact of the disposition of billboard advertising structures in the second quarter of 2015.

Organic revenues from U.S. Media segment billboards increased $10.5 million, or 4%, in the three months ended June 30, 2016, compared to the same prior-year period, primarily due to an increase in average revenue per display (yield) and the conversion of traditional static billboard displays to digital billboard displays. Organic revenues from U.S. Media segment billboards increased $18.5 million, or 4%, in the six months ended June 30, 2016, compared to the same prior-year period, primarily due to an increase in average revenue per display (yield) and the conversion of traditional static billboard displays to digital billboard displays.

Transit and other revenues in the U.S. Media segment increased $7.8 million, or 9%, in the three months ended June 30, 2016, compared to the same prior-year period, reflecting stronger market conditions in local and national advertising, the impact of an acquisition and the net effect of won and lost franchises in the period. Transit and other revenues in the U.S. Media segment increased $8.2 million, or 5%, in the six months ended June 30, 2016, compared to the same prior-year period, reflecting stronger market conditions in local and national advertising, the impact of an acquisition, the net effect of won and lost franchises in the period and lower advertising revenue in the first quarter of 2016 from major sports entertainment events.

Organic transit and other revenues in the U.S. Media segment increased $6.0 million, or 7%, in the three months ended June 30, 2016, compared to the same prior-year period. Organic transit and other revenues in the U.S. Media segment increased $7.0 million, or 4%, in the six months ended June 30, 2016, compared to the same prior-year period. These increases were driven by increased advertiser demand for transit displays as reflected by an increase in average revenue per display (yield) and the net effect of won and lost franchises.

U.S. Media segment operating and SG&A expenses increased $8.7 million and $5.7 million, or 5% and 14%, respectively, in the three months ended June 30, 2016, compared to the same prior-year period, primarily due to increased transit franchise expenses resulting from an increase in transit revenues, higher billboard property lease expenses, increased sales and other compensation-related expenses and increased strategic business development expenses. U.S. Media segment operating and SG&A expenses increased $11.7 million and $7.4 million, or 3% and 9%, respectively, in the six months ended June 30, 2016, compared to the same prior-year period, primarily due to increased transit franchise expenses resulting from an increase in transit revenues, higher billboard property lease expenses, increased sales and other compensation-related expenses and increased strategic business development expenses.

U.S. Media segment Adjusted OIBDA increased $5.2 million, or 4%, in the three months ended June 30, 2016, compared to the same prior-year period. Adjusted OIBDA margin was 35% in the three months ended June 30, 2016 and 35% in the same prior-year period. U.S. Media segment Adjusted OIBDA increased $8.1 million, or 4%, in the six months ended June 30, 2016, compared to the same prior-year period. Adjusted OIBDA margin was 33% in the six months ended June 30, 2016 and 33% in the same prior-year period.

Other

				(in constant dollars)(a)					(in constant dollars)(a)
				Three					Six
				Months					Months
	Three Months Ended			Ended		Six Months Ended			Ended
(in millions, except	June 30,		%	June 30,	%	June 30,		%	June 30,	%
percentages)	2016	2015	Change	2015	Change	2016	2015	Change	2015	Change
Total revenues	$28.8	$47.8	(40)%	$46.8	(38)	$64.6	$86.7	(25)	$81.5	(21)%
Operating expenses	(15.5)	(29.0)	(47)	(28.4)	(45)	(40.9)	(56.4)	(27)	(52.6)	(22)
SG&A expenses	(4.9)	(8.8)	(44)	(8.6)	(43)	(13.1)	(17.8)	(26)	(16.5)	(21)
Adjusted OIBDA	$8.4	$10.0	(16)	$9.8	(14)	$10.6	$12.5	(15)	$12.4	(15)

Operating income (loss)	$2.9	$3.2	(9)			$(2.2)	$(1.1)	100
Loss on real estate assets held for sale	—	—	*			1.3	—	*
Net loss on dispositions	—	—	*			—	0.1	*
Depreciation and amortization	5.5	6.8	(19)			11.5	13.5	(15)
Adjusted OIBDA	$8.4	$10.0	(16)			$10.6	$12.5	(15)

*	Calculation is not meaningful.

(a)	Revenues on a constant dollar basis are calculated as reported revenues excluding the impact of foreign currency exchange rates between periods.

Total Other revenues decreased $19.0 million or 40%, in the three months ended June 30, 2016, compared to the same prior-year period, reflecting the impact of the Disposition (a decrease of $17.1 million) and the negative impact of foreign currency exchange rates. In constant dollars, total Other revenues decreased 38% in the three months ended June 30, 2016, compared to the same prior-year period, driven by the impact of the Disposition (a decrease of $17.1 million) and lower performance in Canada of 10%, partially offset by stronger results in Sports Marketing. Total Other revenues decreased $22.1 million, or 25%, in the six months ended June 30, 2016, compared to the same prior-year period, reflecting the impact of the Disposition (a decrease of $20.2 million, or 64%) and the negative impact of foreign currency exchange rates. In constant dollars, total Other revenues decreased 21% in the six months ended June 30, 2016, compared to the same prior-year period, driven by the impact of the Disposition (a decrease of $17.2 million, or 60%) and lower performance in Canada of 7%, partially offset by stronger results in Sports Marketing.

Other operating expenses decreased $13.5 million, or 47%, in the three months ended June 30, 2016, compared to the same prior-year period, driven by the impact of the Disposition (a decrease of $11.0 million) and foreign currency exchange rates. Other SG&A expenses decreased $3.9 million, or 44%, in the three months ended June 30, 2016, compared to the prior-year period, primarily driven by the impact of the Disposition (a decrease of $3.9 million), foreign currency exchange rates, and lower expenses in Canada. Other operating expenses decreased $15.5 million, or 27%, in the six months ended June 30, 2016, compared to the same prior-year period, driven by the impact of the Disposition (a decrease of $12.3 million, or 58%) and foreign currency exchange rates. Other SG&A expenses decreased $4.7 million, or 26%, in the six months ended June 30, 2016, compared to the prior-year period, primarily driven by the impact of the Disposition (a decrease of $4.5 million, or 59%), foreign currency exchange rates and lower expenses in Canada.

Other Adjusted OIBDA decreased $1.6 million, or 16%, in the three months ended June 30, 2016, compared to the same prior-year period, primarily driven by the impact of the Disposition and lower performance in Canada. In constant dollars, Other Adjusted OIBDA decreased $1.4 million, or 14%, in the three months ended June 30, 2016, compared to the same prior-year period. Other Adjusted OIBDA decreased $1.9 million, or 15%, in the six months ended June 30, 2016, compared to the same prior-year period, primarily driven by the impact of the Disposition and lower performance in Canada. In constant dollars, Other Adjusted OIBDA decreased $1.8 million, or 15%, in the six months ended June 30, 2016, compared to the same prior-year period.

Corporate

Corporate expenses primarily include expenses associated with employees who provide centralized services. Corporate expenses, excluding stock-based compensation, were $9.1 million in the three months ended June 30, 2016, and $9.4 million in the same prior-year period. Corporate expenses, excluding stock-based compensation, were $18.1 million in the six months ended June 30, 2016 and $16.9 million in the same prior-year period, primarily reflecting higher legal expenses of $0.8 million, the majority of which are expected to be non-recurring, and increased compensation-related expenses.

Liquidity and Capital Resources

	As of
(in millions, except percentages)	June 30, 2016	December 31, 2015	% Change
Assets:
Cash and cash equivalents	$61.0	$101.6	(40)%
Receivables, less allowance ($9.8 in 2016 and $8.9 in 2015)	213.6	209.5	2
Prepaid lease and transit franchise costs	63.4	61.5	3
Other prepaid expenses	22.0	21.9	—
Assets held for sale	—	5.2	*
Other current assets	9.2	12.5	(26)
Total current assets	369.2	412.2	(10)
Liabilities:
Accounts payable	70.6	83.6	(16)
Accrued compensation	24.2	39.4	(39)
Accrued interest	15.6	19.5	(20)
Accrued lease costs	23.0	28.8	(20)
Other accrued expenses	46.4	35.3	31
Deferred revenues	30.2	20.7	46
Liabilities held for sale	—	25.0	*
Other current liabilities	15.4	13.3	16
Total current liabilities	225.4	265.6	(15)
Working capital	$143.8	$146.6	(2)

*	Calculation is not meaningful.

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

As of June 30, 2016, we had total indebtedness of $2.2 billion.

On July 27, 2016, we announced that our board of directors approved a quarterly cash dividend of $0.34 per share on our common stock, payable on September 30, 2016, to stockholders of record at the close of business on September 9, 2016.

Debt

Long-term debt, net, consists of the following:

	As of
(in millions, except percentages)	June 30, 2016	December 31, 2015
Term loan, due 2021	$708.9	$748.6

Senior unsecured notes:
5.250% senior unsecured notes, due 2022	549.4	549.4
5.625% senior unsecured notes, due 2024	503.2	503.4
5.875% senior unsecured notes, due 2025	450.0	450.0
Total senior unsecured notes	1,502.6	1,502.8
Other	—	0.3
Debt issuance costs(a)	(27.2)	(29.7)
Total long-term debt, net	$2,184.3	$2,222.0

Weighted average cost of debt	4.7%	4.7%

(a)	See Note 2. New Accounting Standards to the Consolidated Financial Statements.

	Payments Due by Period
(in millions)	Total	2016	2017-2018	2019-2020	2021 and thereafter
Long-term debt	$2,210.0	$—	$—	$—	$2,210.0
Interest	777.9	109.4	210.1	210.1	248.3
Total	$2,987.9	$109.4	$210.1	$210.1	$2,458.3

Term Loan

The interest rate on the term loan due in 2021 (the “Term Loan”) was 3.0% per annum as of June 30, 2016. As of June 30, 2016, a discount of $1.1 million on the Term Loan remains unamortized. The discount is being amortized through Interest expense, net, on the Consolidated Statement of Operations.

During the first six months of 2016, we made aggregate discretionary payments of $40.0 million on the Term Loan.

Senior Unsecured Notes

As of June 30, 2016, a discount of $0.6 million on $150.0 million aggregate principal amount of the 5.250% Senior Unsecured Notes due 2022, remains unamortized. The discount is being amortized through Interest expense, net, on the Consolidated Statement of Operations.

As of June 30, 2016, a premium of $3.2 million on $100.0 million aggregate principal amount of the Senior Unsecured Notes due 2024, remains unamortized. The premium is being amortized through Interest expense, net, on the Consolidated Statement of Operations.

Revolving Credit Facility

We have a $425.0 million revolving credit facility, which matures in 2019 (the “Revolving Credit Facility”).

As of June 30, 2016, there were no outstanding borrowings under the Revolving Credit Facility.

The commitment fee based on the amount of unused commitments under the Revolving Credit Facility was $0.5 million in each of the three months ended June 30, 2016 and 2015, $1.0 million in the six months ended June 30, 2016 and $0.9 million in the six months ended June 30, 2015. As of June 30, 2016, we had issued letters of credit totaling approximately $31.2 million against the Revolving Credit Facility.

Debt Covenants

The credit agreement dated January 31, 2014 (the “Credit Agreement”), governing the Term Loan and the Revolving Credit Facility, and the indentures governing our senior unsecured notes contain customary affirmative and negative covenants, subject to certain exceptions, including but not limited to those that limit the Company’s and our subsidiaries’ abilities to (i) pay dividends on, repurchase or make distributions in respect to the Company’s or its wholly-owned subsidiary, Outfront Media Capital LLC’s (“Finance LLC’s”) capital stock or make other restricted payments other than dividends or distributions necessary for us to maintain our REIT status, subject to certain conditions, and (ii) enter into agreements restricting certain subsidiaries’ ability to pay dividends or make other intercompany transfers.

The terms of the Credit Agreement require that, as long as any commitments remain outstanding under the Revolving Credit Facility, we maintain a Consolidated Net Secured Leverage Ratio, which is the ratio of (i) our consolidated secured debt (less up to $150.0 million of unrestricted cash) to (ii) our Consolidated EBITDA (as defined in the Credit Agreement) for the trailing four consecutive quarters, of no greater than 4.0 to 1.0. As of June 30, 2016, our Consolidated Net Secured Leverage Ratio was 1.4 to 1.0, as adjusted for the non-cash loss on real estate assets held for sale related to the Disposition and to give pro forma effect to acquisitions and dispositions, in accordance with the Credit Agreement. The Credit Agreement also requires that, in connection with the incurrence of certain indebtedness, we maintain a Consolidated Total Leverage Ratio, which is the ratio of our consolidated total debt to our Consolidated EBITDA for the trailing four consecutive quarters, of no greater than 6.0 to 1.0. As of June 30, 2016, our Consolidated Total Leverage Ratio was 4.9 to 1.0, as adjusted for the non-cash loss on real estate assets held for sale related to the Disposition and to give pro forma effect to acquisitions and dispositions, in accordance with the Credit Agreement. As of June 30, 2016, we are in compliance with our debt covenants.

Letter of Credit Facility

As of June 30, 2016, we issued letters of credit totaling approximately $60.4 million under our $80.0 million letter of credit facility. The fee under the letter of credit facility was immaterial in each of the six months ended June 30, 2016 and 2015.

Deferred Financing Costs

As of June 30, 2016, we had deferred $30.1 million in fees and expenses associated with the Term Loan, Revolving Credit Facility, letter of credit facility and our senior unsecured notes. We are amortizing the deferred fees through Interest expense, net, on the Consolidated Statement of Operations over the respective terms of the Term Loan, Revolving Credit Facility, letter of credit facility and our senior unsecured notes.

Cash Flows

The following table sets forth our cash flows in the six months ended June 30, 2016 and 2015.

	Six Months Ended
	June 30,		%
(in millions, except percentages)	2016	2015	Change
Cash provided by operating activities	$104.7	$74.1	41%
Cash used for investing activities	(3.4)	(29.1)	(88)
Cash used for financing activities	(142.1)	(3.9)	*
Effect of exchange rate changes on cash and cash equivalents	0.2	(1.2)	(117)
Net increase (decrease) to cash and cash equivalents	$(40.6)	$39.9	*

*	Calculation is not meaningful.

Cash provided by operating activities increased $30.6 million in the six months ended June 30, 2016, compared to the same prior-year period, principally as a result of lower upfront transit franchise payments in the first quarter of 2016 and higher net income, as adjusted for non-cash items.

Cash used for investing activities decreased $25.7 million in the six months ended June 30, 2016, compared to the same prior-year period. In the six months ended June 30, 2016, we incurred $30.0 million in capital expenditures, completed several acquisitions for a total purchase price of approximately $61.3 million and received $87.9 million in net proceeds from dispositions, primarily related to the Disposition. In the six months ended June 30, 2015, we incurred $27.7 million in capital expenditures, completed several acquisitions for a total purchase price of approximately $10.2 million and received $8.8 million in proceeds from dispositions.

The following table presents our capital expenditures in the six months ended June 30, 2016 and 2015.

	Six Months Ended
	June 30,		%
(in millions, except percentages)	2016	2015	Change
Growth	$21.7	$14.6	49%
Maintenance	8.3	13.1	(37)
Total capital expenditures	$30.0	$27.7	8

Capital expenditures increased $2.3 million, or 8%, in the six months ended June 30, 2016, compared to the same prior-year period, driven by installation of the most current LED lighting technology to improve the quality and extend the life of our static billboards and an increase in digital billboard display spending, partially offset by decreased expenditures to renovate certain office facilities.

For the full year of 2016, we expect our capital expenditures to be approximately $65.0 million to $70.0 million, which will be used primarily for billboard maintenance, growth in digital billboard displays, installation of the most current LED lighting technology to improve the quality and extend the life of our static billboards, and to renovate certain office facilities.

Cash used for financing activities increased $138.2 million in the six months ended June 30, 2016, compared to the same prior-year period. In the six months ended June 30, 2016, we made discretionary payments totaling $40.0 million. In the six months ended June 30, 2015, we received proceeds from debt issuances of $103.8 million.

Off-Balance Sheet Arrangements

We have indemnification obligations with respect to letters of credit and surety bonds primarily used as security against non-performance in the normal course of business. The outstanding letters of credit and surety bonds approximated $113.4 million as of June 30, 2016, and were not recorded on the Consolidated Statements of Financial Position. Our off-balance sheet commitments primarily consist of operating lease arrangements and guaranteed minimum franchise payments. (See Note 15. Commitments and Contingencies to the Consolidated Financial Statements for information about our off-balance sheet commitments.)

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

Forward-looking statements involve numerous risks and uncertainties and you should not rely on them as predictions of future events. Forward-looking statements depend on assumptions, data or methods that may be incorrect or imprecise and may not be able to be realized. We do not guarantee that the transactions and events described will happen as described (or that they will happen at all). The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:

•	Declines in advertising and general economic conditions;

•	Competition;

•	Government regulation;

•	Our inability to increase the number of digital advertising displays in our portfolio;

•	Taxes, fees and registration requirements;

•	Our ability to obtain and renew key municipal contracts on favorable terms;

•	Decreased government compensation for the removal of lawful billboards;

•	Content-based restrictions on outdoor advertising;

•	Environmental, health and safety laws and regulations;

•	Seasonal variations;

•	Acquisitions and other strategic transactions that we may pursue could have a negative effect on our results of operations;

•	Dependence on our management team and advertising executives;

•	The ability of our board of directors to cause us to issue additional shares of stock without stockholder approval;

•	Certain provisions of Maryland law may limit the ability of a third party to acquire control of us;

•	Our rights and the rights of our stockholders to take action against our directors and officers are limited;

•	Our substantial indebtedness;

•	Restrictions in the agreements governing our indebtedness;

•	Incurrence of additional debt;

•	Interest rate risk exposure from our variable-rate indebtedness;

•	Our ability to generate cash to service our indebtedness;

•	Cash available for distributions;

•	Hedging transactions;

•	Diverse risks in our international business;

•	A breach of our security measures;

•	Failure to comply with regulations regarding privacy and data protection;

•	The financial information included in our filings with the SEC may not be a reliable indicator of our future results;

•	Asset impairment charges for goodwill;

•	Our failure to remain qualified to be taxed as a REIT;

•	REIT distribution requirements;

•	Availability of external sources of capital;

•	We may face other tax liabilities even if we remain qualified to be taxed as a REIT;

•	Complying with REIT requirements may cause us to liquidate investments or forgo otherwise attractive opportunities;

•	Our ability to contribute certain contracts to a taxable REIT subsidiary (“TRS”);

•	Our planned use of TRSs may cause us to fail to remain qualified to be taxed as a REIT;

•	REIT ownership limits;

•	Complying with REIT requirements may limit our ability to hedge effectively;

•	Failure to meet the REIT income tests as a result of receiving non-qualifying income;

•	Even if we remain qualified to be taxed as a REIT, and we sell assets, we could be subject to tax on any unrealized net built-in gains in the assets held before electing to be treated as a REIT;

•	The Internal Revenue Service (the “IRS”) may deem the gains from sales of our outdoor advertising assets to be subject to a 100% prohibited transaction tax;

•	Establishing an operating partnership as part of our REIT structure; and

•	Our limited operating history as a REIT.

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

We do not currently use derivatives or other financial instruments to mitigate our exposure to commodity price risk. However, we do enter into contracts with commodity providers to limit our exposure to commodity price fluctuations. For the year ended December 31, 2015, such contracts accounted for 3.2% of our total utility costs. As of June 30, 2016, we had an active electricity purchase agreement with fixed contract rates for locations throughout Connecticut, Illinois, New Jersey, New York, Pennsylvania, Ohio and Texas, which expire at various dates in July 2018.

Foreign Exchange Risk

Foreign currency translation risk is the risk that exchange rate gains or losses arise from translating foreign entities’ statements of earnings and statements of financial position from functional currency to our reporting currency (the U.S. Dollar) for consolidation purposes. Any gain or loss on translation is included within comprehensive income and Accumulated other comprehensive income on our Consolidated Statement of Financial Position. The functional currency of our international subsidiaries is their respective local currency. As of June 30, 2016, we have $5.8 million of unrecognized foreign currency translation losses included within Accumulated other comprehensive income on our Consolidated Statement of Financial Position.

Substantially all of our transactions at our foreign subsidiaries are denominated in their local functional currency, thereby reducing our risk of foreign currency transaction gains or losses.

We do not currently use derivatives or other financial instruments to mitigate foreign currency risk, although we may do so in the future.

Interest Rate Risk

We are subject to interest rate risk to the extent we have variable-rate debt outstanding including under our Senior Credit Facilities. As of June 30, 2016, we had a $710.0 million variable-rate Term Loan due 2021 outstanding, which has an interest rate of 3.0% per year. An increase or decrease of 1/8% in our interest rate on the Term Loan will change our annualized interest expense by approximately $0.9 million. We do not currently use derivatives or other financial instruments to mitigate interest rate risk, although we may do so in the future.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

None.

Purchases of Equity Securities by the Issuer

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Remaining Authorizations
April 1, 2016 through April 30, 2016	—	$—	—	—
May 1, 2016 through May 31, 2016	—	—	—	—
June 1, 2016 through June 30, 2016	—	—	—	—
Total	—	—	—	—

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

Date: August 5, 2016

EXHIBIT INDEX

Exhibit Number	Description

3.1
Articles of Amendment and Restatement of OUTFRONT Media Inc. effective March 28, 2014, as amended by the Articles of Amendment of OUTFRONT Media Inc. effective November 20, 2014 (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-36367), filed on November 20, 2014).

3.2	Amended and Restated Bylaws of OUTFRONT Media Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-36367), filed on February 25, 2016).

10.1	Employment Agreement with Jodi Senese, dated as of June 6, 2016.

31.1	Certification of the Chief Executive Officer of OUTFRONT Media Inc. pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of OUTFRONT Media Inc. pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer of OUTFRONT Media Inc. furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002.

32.2	Certification of the Chief Financial Officer of OUTFRONT Media Inc. furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Calculation Linkbase

101.DEF	XBRL Taxonomy Definition Document

101.LAB	XBRL Taxonomy Label Linkbase

101.PRE	XBRL Taxonomy Presentation Linkbase