Form 10-Q
period 2016-09-30
OUTFRONT Media Inc.
filed 2016-11-08
CIK 1579877

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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

As of November 4, 2016, the number of shares outstanding of the registrant’s common stock was 138,042,204.

OUTFRONT MEDIA INC.
QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2016

PART 1

Item 1.    Financial Statements.

OUTFRONT Media Inc.
Consolidated Statements of Financial Position
(Unaudited)

	As of
(in millions)	September 30, 2016	December 31, 2015
Assets:
Current assets:
Cash and cash equivalents	$73.1	$101.6
Receivables, less allowance ($9.2 in 2016 and $8.9 in 2015)	216.5	209.5
Prepaid lease and transit franchise costs	63.1	61.5
Other prepaid expenses	28.2	21.9
Assets held for sale	—	5.2
Other current assets	7.3	12.5
Total current assets	388.2	412.2
Property and equipment, net (Note 3)	670.0	701.7
Goodwill	2,090.2	2,074.7
Intangible assets (Note 4)	561.1	570.5
Other assets	60.8	56.4
Total assets	$3,770.3	$3,815.5

Liabilities:
Current liabilities:
Accounts payable	$71.0	$83.6
Accrued compensation	24.7	39.4
Accrued interest	23.3	19.5
Accrued lease costs	23.0	28.8
Other accrued expenses	55.1	35.3
Deferred revenues	26.5	20.7
Liabilities held for sale	—	25.0
Other current liabilities	13.0	13.3
Total current liabilities	236.6	265.6
Long-term debt, net (Note 7)	2,165.5	2,222.0
Deferred income tax liabilities, net	9.3	10.9
Asset retirement obligation (Note 5)	34.0	33.2
Other liabilities	73.5	71.2
Total liabilities	2,518.9	2,602.9

Commitments and contingencies (Note 15)

Stockholders’ equity (Note 8):
Common stock (2016 - 450.0 shares authorized, and 138.0 shares issued
and outstanding; 2015 - 450.0 shares authorized, and 137.6 issued and outstanding)	1.4	1.4
Additional paid-in capital	1,945.4	1,934.3
Distribution in excess of earnings	(679.1)	(602.2)
Accumulated other comprehensive loss (Note 9)	(16.3)	(120.9)
Total stockholders’ equity	1,251.4	1,212.6
Total liabilities and stockholders’ equity	$3,770.3	$3,815.5

See accompanying notes to unaudited consolidated financial statements.

OUTFRONT Media Inc.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions, except per share amounts)	2016	2015	2016	2015
Revenues:
Billboard	$270.5	$278.3	$794.5	$805.3
Transit and other	112.3	108.4	322.0	310.0
Total revenues	382.8	386.7	1,116.5	1,115.3
Expenses:
Operating	201.5	209.3	602.9	614.5
Selling, general and administrative	65.1	67.2	195.6	192.5
Restructuring charges	—	—	0.4	2.6
Loss on real estate assets held for sale	—	—	1.3	—
Net (gain) loss on dispositions	(2.3)	—	(1.7)	0.6
Depreciation	26.7	28.4	84.3	85.1
Amortization	28.3	29.1	87.0	86.1
Total expenses	319.3	334.0	969.8	981.4
Operating income	63.5	52.7	146.7	133.9
Interest expense, net	(28.3)	(28.9)	(85.6)	(85.6)
Other expense, net	—	(0.4)	—	(0.4)
Income before benefit (provision) for income taxes and equity in earnings of investee companies	35.2	23.4	61.1	47.9
Benefit (provision) for income taxes	1.5	(3.9)	(0.6)	(7.0)
Equity in earnings of investee companies, net of tax	1.4	1.7	3.8	3.6
Net income	$38.1	$21.2	$64.3	$44.5

Net income per common share:
Basic	$0.28	$0.15	$0.47	$0.32
Diluted	$0.28	$0.15	$0.46	$0.32

Weighted average shares outstanding:
Basic	138.0	137.5	137.9	137.3
Diluted	138.5	137.9	138.4	137.8

Dividends declared per common share	$0.34	$0.34	$1.02	$1.08

See accompanying notes to unaudited consolidated financial statements.

OUTFRONT Media Inc.
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2016	2015	2016	2015
Net income	$38.1	$21.2	$64.3	$44.5
Other comprehensive income (loss), net of tax:
Cumulative translation adjustments (Note 9)	(1.7)	(15.5)	104.7	(27.4)
Net actuarial gain (loss)	0.3	0.5	(0.1)	1.6
Total other comprehensive income (loss), net of tax	(1.4)	(15.0)	104.6	(25.8)
Total comprehensive income	$36.7	$6.2	$168.9	$18.7

See accompanying notes to unaudited consolidated financial statements.

OUTFRONT Media Inc.
Consolidated Statements of Stockholders’ Equity
(Unaudited)

(in millions, except per share amounts)	Shares of Common Stock	Common Stock ($0.01 per share par value)	Additional Paid-In Capital	Distribution in Excess of Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance as of December 31, 2014	136.6	$1.4	$1,911.2	$(377.0)	$(90.1)	$1,445.5
Net income	—	—	—	44.5	—	44.5
Other comprehensive loss	—	—	—	—	(25.8)	(25.8)
Stock-based payments:
Vested	0.5	—	—	—	—	—
Exercise of stock options	0.2	—	2.0	—	—	2.0
Amortization	—	—	12.3	—	—	12.3
Shares paid for tax withholding for stock-based payments	(0.1)	—	(6.7)	—	—	(6.7)
Issuance of stock for purchase of property and equipment	0.3	—	10.5	—	—	10.5
Dividends ($1.08 per share)	—	—	—	(148.3)	—	(148.3)
Balance as of September 30, 2015	137.5	$1.4	$1,929.3	$(480.8)	$(115.9)	$1,334.0

Balance as of December 31, 2015	137.6	$1.4	$1,934.3	$(602.2)	$(120.9)	$1,212.6
Net income	—	—	—	64.3	—	64.3
Other comprehensive income	—	—	—	—	104.6	104.6
Stock-based payments:
Vested	0.5	—	—	—	—	—
Amortization	—	—	13.8	—	—	13.8
Shares paid for tax withholding for stock-based payments	(0.2)	—	(4.6)	—	—	(4.6)
Issuance of stock for purchase of property and equipment	0.1	—	1.9	—	—	1.9
Dividends ($1.02 per share)	—	—	—	(141.2)	—	(141.2)
Balance as of September 30, 2016	138.0	$1.4	$1,945.4	$(679.1)	$(16.3)	$1,251.4

See accompanying notes to unaudited consolidated financial statements.

OUTFRONT Media Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,
(in millions)	2016	2015
Operating activities:
Net income	$64.3	$44.5
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation and amortization	171.3	171.2
Deferred tax benefit	0.1	(0.1)
Stock-based compensation	13.8	11.7
Provision for doubtful accounts	2.8	2.1
Accretion expense	1.8	1.9
Loss on real estate assets held for sale	1.3	—
Net (gain) loss on dispositions	(1.7)	0.6
Equity in earnings of investee companies, net of tax	(3.8)	(3.6)
Distributions from investee companies	1.9	2.7
Amortization of deferred financing costs and debt discount and premium	4.8	4.4
Change in assets and liabilities, net of investing and financing activities	(55.9)	(59.0)
Net cash flow provided by operating activities	200.7	176.4

Investing activities:
Capital expenditures	(45.6)	(43.0)
Acquisitions	(64.7)	(11.1)
Net proceeds from dispositions	90.4	8.8
Net cash flow used for investing activities	(19.9)	(45.3)

Financing activities:
Proceeds from long-term debt borrowings - senior notes	—	103.8
Proceeds from borrowings under revolving credit facility	35.0	105.0
Repayments of borrowings under revolving credit facility	(35.0)	(105.0)
Repayments of long-term borrowings - term loan	(60.0)	—
Deferred financing costs	(0.4)	(3.3)
Proceeds from stock option exercises	—	2.0
Taxes withheld for stock-based compensation	(7.0)	(4.0)
Dividends	(141.7)	(148.7)
Other	(0.2)	(0.6)
Net cash flow used for financing activities	(209.3)	(50.8)

Effect of exchange rate changes on cash and cash equivalents	—	(2.4)
Net increase (decrease) in cash and cash equivalents	(28.5)	77.9
Cash and cash equivalents at beginning of period	101.6	28.5
Cash and cash equivalents at end of period	$73.1	$106.4

OUTFRONT Media Inc.
Condensed Consolidated Statements of Cash Flows (Continued)
(Unaudited)

	Nine Months Ended
	September 30,
(in millions)	2016	2015
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$0.8	$4.9
Cash paid for interest	77.2	71.9

Non-cash investing and financing activities:
Accrued purchases of property and equipment	5.0	5.2
Issuance of stock for purchase of property and equipment	1.9	10.5
Taxes withheld for stock-based compensation	—	2.7

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

On April 1, 2016, we sold all of our equity interests in certain of our subsidiaries (the “Disposition”), which held all of the assets of our outdoor advertising business in Latin America (see Note 10. Acquisitions and Dispositions: Dispositions to the Consolidated Financial Statements). The operating results of our outdoor advertising business in Latin America through April 1, 2016, are included in our Consolidated Financial Statements for the nine months ended September 30, 2016, and for the three months and nine months ended September 30, 2015.

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

Note 2. New Accounting Standards

Adoption of New Accounting Standards

Simplifying the Presentation of Debt Issuance Costs

During the first quarter of 2016, we adopted the Financial Accounting Standards Board’s (the “FASB’s”) principles-based guidance addressing the recognition of debt issuance costs related to a recognized debt liability. We elected to adopt the guidance on a retrospective basis. As a result, $26.0 million of debt issuance costs was recorded as a direct deduction from the carrying amount of our debt liability on the Consolidated Statement of Financial Position as of September 30, 2016, and $4.4 million from Other current assets and $25.3 million from Other assets was reclassified to Long-term debt, net, on the Consolidated Statement of Financial Position as of December 31, 2015. Regarding line-of-credit arrangements, we continue to defer and present debt issuance costs as an asset and subsequently amortize the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. This guidance did not have a material effect on our financial statements.

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

Recent Pronouncements

Statement of Cash Flows

In August 2016, the FASB issued guidance which clarifies presentation of certain cash receipts and cash payments in the Statement of Cash Flows. The guidance is to be applied on a retrospective basis and is effective for interim and annual periods beginning after December 15, 2017. Early adoption is permitted and must be reflected as of the beginning of the fiscal year that includes the interim period. We are currently evaluating the impact of this guidance on our consolidated financial statements.

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

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)

Note 3. Property and Equipment

The table below presents the balances of major classes of assets and accumulated depreciation.

		As of
(in millions)	Estimated Useful Lives	September 30, 2016	December 31, 2015
Land		$90.2	$89.9
Buildings	20 to 40 years	46.5	44.1
Advertising structures	5 to 20 years	1,692.8	1,643.6
Furniture, equipment and other	3 to 10 years	84.7	79.1
Construction in progress		36.3	29.1
		1,950.5	1,885.8
Less: accumulated depreciation		1,280.5	1,184.1
Property and equipment, net		$670.0	$701.7

Depreciation expense was $26.7 million in the three months ended September 30, 2016, and $28.4 million in the three months ended September 30, 2015. Depreciation expense was $84.3 million in the nine months ended September 30, 2016, and $85.1 million in the nine months ended September 30, 2015.

Note 4. Intangible Assets

Our identifiable intangible assets primarily consist of acquired permits and leasehold agreements, franchise agreements which grant us the right to operate out-of-home structures in specified locations and the right to provide advertising space on railroad and municipal transit properties. Identifiable intangible assets are amortized on a straight-line basis over their estimated useful life, which is the respective life of the agreement that in some cases includes historical experience of renewals.

Our identifiable intangible assets consist of the following:

(in millions)	Gross	Accumulated Amortization	Net
As of September 30, 2016:
Permits and leasehold agreements	$1,036.3	$(625.3)	$411.0
Franchise agreements	450.9	(331.2)	119.7
Other intangible assets	45.4	(15.0)	30.4
Total intangible assets	$1,532.6	$(971.5)	$561.1

As of December 31, 2015:
Permits and leasehold agreements	$996.1	$(589.1)	$407.0
Franchise agreements	447.2	(314.5)	132.7
Other intangible assets	40.0	(9.2)	30.8
Total intangible assets	$1,483.3	$(912.8)	$570.5

All of our identifiable intangible assets, except goodwill, are subject to amortization. Amortization expense was $28.3 million in the three months ended September 30, 2016, and $29.1 million in the three months ended September 30, 2015, which includes the amortization of direct lease acquisition costs of $9.0 million in the three months ended September 30, 2016, and $9.4 million in the three months ended September 30, 2015. Amortization expense was $87.0 million in the nine months ended September 30, 2016, and $86.1 million in the nine months ended September 30, 2015, which includes the amortization of direct lease acquisition costs of $28.0 million in the nine months ended September 30, 2016, and $26.1 million in the nine months ended September 30, 2015. Direct lease acquisition costs are amortized on a straight-line basis over the related customer lease term, which generally ranges from four weeks to one year.

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

(in millions)
As of December 31, 2015	$33.2
Accretion expense	1.8
Additions	0.1
Liabilities settled	(1.3)
Foreign currency translation adjustments	0.2
As of September 30, 2016	$34.0

Note 6. Related Party Transactions

We have a 50% ownership interest in two joint ventures that operate transit shelters in the greater Los Angeles area and Vancouver, and three joint ventures which operate a total of 15 billboard displays in New York and Boston. All of these ventures are accounted for as equity investments. These investments totaled $23.4 million as of September 30, 2016, and $21.3 million as of December 31, 2015, and are included in Other assets on the Consolidated Statements of Financial Position. We provided sales and management services to these joint ventures and recorded management fees in Revenues on the Consolidated Statement of Operations of $1.9 million in the three months ended September 30, 2016 and $2.0 million in the three months ended September 30, 2015, $5.4 million in the nine months ended September 30, 2016, and $5.3 million in the nine months ended September 30, 2015.

Note 7. Debt

Long-term debt, net, consists of the following:

	As of
(in millions, except percentages)	September 30, 2016	December 31, 2015
Term loan, due 2021	$688.9	$748.6

Senior unsecured notes:
5.250% senior unsecured notes, due 2022	549.5	549.4
5.625% senior unsecured notes, due 2024	503.1	503.4
5.875% senior unsecured notes, due 2025	450.0	450.0
Total senior unsecured notes	1,502.6	1,502.8

Other	—	0.3
Debt issuance costs(a)	(26.0)	(29.7)
Total long-term debt, net	$2,165.5	$2,222.0

Weighted average cost of debt	4.8%	4.7%

(a)	See Note 2. New Accounting Standards to the Consolidated Financial Statements.

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)

Term Loan

The interest rate on the term loan due in 2021 (the “Term Loan”) was 3.0% per annum as of September 30, 2016. As of September 30, 2016, a discount of $1.1 million on the Term Loan remains unamortized. The discount is being amortized through Interest expense, net, on the Consolidated Statement of Operations.

On October 31, 2016, we made an additional discretionary payment of $10.0 million on the Term Loan.

Senior Unsecured Notes

As of September 30, 2016, a discount of $0.5 million on $150.0 million aggregate principal amount of the 5.250% Senior Unsecured Notes due 2022, remains unamortized. The discount is being amortized through Interest expense, net, on the Consolidated Statement of Operations.

As of September 30, 2016, a premium of $3.1 million on $100.0 million aggregate principal amount of the 5.625% Senior Unsecured Notes due 2024, remains unamortized. The premium is being amortized through Interest expense, net, on the Consolidated Statement of Operations.

Revolving Credit Facility

We also have a $425.0 million revolving credit facility, which matures in 2019 (the “Revolving Credit Facility”).

As of September 30, 2016, there were no outstanding borrowings under the Revolving Credit Facility.

The commitment fee based on the amount of unused commitments under the Revolving Credit Facility was $0.4 million in the three months ended September 30, 2016 and $0.5 million in the three months ended September 30, 2015, and $1.4 million in each of the nine months ended September 30, 2016 and 2015. As of September 30, 2016, we had issued letters of credit totaling approximately $31.7 million against the Revolving Credit Facility.

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

The terms of the Credit Agreement require that, as long as any commitments remain outstanding under the Revolving Credit Facility, we maintain a Consolidated Net Secured Leverage Ratio, which is the ratio of (i) our consolidated secured debt (less up to $150.0 million of unrestricted cash) to (ii) our Consolidated EBITDA (as defined in the Credit Agreement) for the trailing four consecutive quarters, of no greater than 4.0 to 1.0. As of September 30, 2016, our Consolidated Net Secured Leverage Ratio was 1.3 to 1.0, as adjusted for the non-cash loss on real estate assets held for sale related to the Disposition and to give pro forma effect to acquisitions and dispositions, in accordance with the Credit Agreement. The Credit Agreement also requires that, in connection with the incurrence of certain indebtedness, we maintain a Consolidated Total Leverage Ratio, which is the ratio of our consolidated total debt to our Consolidated EBITDA for the trailing four consecutive quarters, of no greater than 6.0 to 1.0. As of September 30, 2016, our Consolidated Total Leverage Ratio was 4.8 to 1.0, as adjusted for the non-cash loss on real estate assets held for sale related to the Disposition and to give pro forma effect to acquisitions and dispositions, in accordance with the Credit Agreement. As of September 30, 2016, we are in compliance with our debt covenants.

Letter of Credit Facility

As of September 30, 2016, we issued letters of credit totaling approximately $66.2 million under our $80.0 million letter of credit facility. The fee under the letter of credit facility was immaterial in each of the nine months ended September 30, 2016 and 2015.

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)

Effective October 21, 2016, we temporarily reduced our $80.0 million letter of credit facility by $12.0 million to $68.0 million, as we are in the process of bifurcating our letter of credit facility for administrative purposes.

Deferred Financing Costs

As of September 30, 2016, we had deferred $28.5 million in fees and expenses associated with the Term Loan, Revolving Credit Facility, letter of credit facility and our senior unsecured notes. We are amortizing the deferred fees through Interest expense, net, on the Consolidated Statement of Operations over the respective terms of the Term Loan, Revolving Credit Facility, letter of credit facility and our senior unsecured notes.

Fair Value

Under the fair value hierarchy, observable inputs such as unadjusted quoted prices in active markets for identical assets or liabilities are defined as Level 1; observable inputs other than quoted prices included within Level 1 that are either directly or indirectly observable for the asset or liability are defined as Level 2; and unobservable inputs for the asset or liability are defined as Level 3. The aggregate fair value of our debt, which is estimated based on quoted market prices of similar liabilities, was approximately $2.3 billion as of September 30, 2016. The fair value of our debt is classified as Level 2.

Note 8. Equity

As of September 30, 2016, 450,000,000 shares of our common stock, par value $0.01 per share, were authorized; 138,037,327 shares were issued and outstanding; and 50,000,000 shares of our preferred stock, par value $0.01 per share, were authorized with no shares issued and outstanding.

During the three months ended September 30, 2016, we issued 79,690 shares, valued at approximately $1.9 million, of our common stock to Videri Inc. (“Videri”) in connection with licenses and services received under a development and license agreement (the “Videri Agreement”) with Videri and J&M Holding Enterprises, Inc. We have capitalized the payments, which are related to the development of software and equipment to be utilized within digital displays, as construction in progress within Property and equipment, net, on the Consolidated Statement of Financial Position.

On October 27, 2016, we announced that our board of directors approved a quarterly cash dividend of $0.34 per share on our common stock, payable on December 30, 2016, to stockholders of record at the close of business on December 9, 2016.

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

Note 10. Acquisitions and Dispositions

Acquisitions

In the nine months ended September 30, 2016, we completed several acquisitions for a total purchase price of approximately $64.7 million.

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)

Dispositions

The Disposition was completed on April 1, 2016, and in connection with the Disposition, we received $82.0 million in cash plus working capital, which is subject to post-closing adjustments. We recorded a loss on real estate assets held for sale of approximately $1.3 million in the nine months ended September 30, 2016, on the Consolidated Statement of Operations. In connection with the Disposition, the assets and liabilities of our outdoor advertising business in Latin America had been classified as Assets held for sale and Liabilities held for sale on the Consolidated Statement of Financial Position as of December 31, 2015. The components of Assets held for sale and Liabilities held for sale, which were written off upon completion of the Disposition, were as follows:

	As of
(in millions)	April 1, 2016	December 31, 2015
Current assets:
Cash and cash equivalents	$4.5	$5.7
Receivables, less allowance	14.0	14.5
Other current assets	10.1	7.8
Total current assets	28.6	28.0
Property and equipment, net	18.0	18.3
Goodwill	60.6	60.3
Intangible assets	0.1	0.1
Other assets	2.2	2.1
Total assets	109.5	108.8
Loss on real estate assets held for sale(a)	(104.7)	(103.6)
Assets held for sale	$4.8	$5.2

Total current liabilities	$16.9	$20.9
Deferred income tax liabilities, net	1.9	1.4
Asset retirement obligation	2.7	2.7
Liabilities held for sale	$21.5	$25.0

(a)	Loss on real estate assets held for sale is primarily comprised of the impact of including unrecognized foreign currency translation adjustment losses in the carrying value of assets held for sale.

Note 11. Stock-Based Compensation

The following table summarizes our stock-based compensation expense for the three months and nine months ended September 30, 2016 and 2015.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2016	2015	2016	2015
Restricted share units (“RSUs”) and performance-based RSUs (“PRSUs”)	$4.4	$3.6	$13.6	$11.5
Stock options	0.1	0.1	0.2	0.2
Stock-based compensation expense, before income taxes	4.5	3.7	13.8	11.7
Tax benefit	(0.5)	(0.3)	(1.5)	(1.0)
Stock-based compensation expense, net of tax	$4.0	$3.4	$12.3	$10.7

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)

As of September 30, 2016, total unrecognized compensation cost related to non-vested RSUs and PRSUs was $23.9 million, which is expected to be recognized over a weighted average period of 1.9 years, and total unrecognized compensation cost related to non-vested stock options was $0.2 million, which is expected to be recognized over a weighted average period of 1.0 years.

RSUs and PRSUs

The following table summarizes activity for the nine months ended September 30, 2016, of RSUs and PRSUs issued to our employees.

	Activity	Weighted Average Per Share Grant Date Fair Market Value
Non-vested as of December 31, 2015	1,302,932	$26.48
Granted:
RSUs	638,486	19.19
PRSUs	319,926	19.01
Vested:
RSUs	(446,061)	23.83
PRSUs	(118,360)	29.25
Forfeitures:
RSUs	(25,154)	24.76
PRSUs	(20,325)	29.83
Non-vested as of September 30, 2016	1,651,444	22.72

Stock Options

The following table summarizes activity for the nine months ended September 30, 2016, of stock options issued to our employees.

	Activity	Weighted Average Exercise Price
Outstanding as of December 31, 2015	294,897	$15.72
Outstanding as of September 30, 2016	294,897	15.72

Exercisable as of September 30, 2016	258,611	14.47

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)

Note 12. Retirement Benefits

The following table presents the components of net periodic pension cost and amounts recognized in other comprehensive income (loss) for our pension plans:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2016	2015	2016	2015
Components of net periodic pension cost:
Service cost	$0.4	$0.4	$1.1	$1.1
Interest cost	0.5	0.5	1.4	1.4
Expected return on plan assets	(0.5)	(0.5)	(1.6)	(1.6)
Amortization of net actuarial losses(a)	0.2	0.1	0.5	0.5
Amortization of transitional obligation	(0.1)	(0.1)	(0.1)	(0.1)
Net periodic pension cost	$0.5	$0.4	$1.3	$1.3

(a)	Reflects amounts reclassified from accumulated other comprehensive income (loss) to net income.

In the nine months ended September 30, 2016, we contributed $1.6 million to our pension plans. In 2016, we expect to contribute approximately $2.1 million to our pension plans.

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

In the three months and nine months ended September 30, 2016 and 2015, our effective tax rate differed from the U.S. federal statutory income tax rate primarily due to our REIT status, including the dividends paid deduction, the impact of state and local taxes, and the effect of foreign operations.

Note 14. Earnings Per Share (“EPS”)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2016	2015	2016	2015
Net income	$38.1	$21.2	$64.3	$44.5

Weighted average shares for basic EPS	138.0	137.5	137.9	137.3
Dilutive potential shares from grants of RSUs, PRSUs and stock options(a)	0.5	0.4	0.5	0.5
Weighted average shares for diluted EPS	138.5	137.9	138.4	137.8

(a)
The potential impact of an aggregate 0.2 million granted RSUs, PRSUs and stock options in the three months ended September 30, 2016, 0.6 million granted RSUs, PRSUs and stock options in the three months ended September 30, 2015, 0.5 million granted RSUs, PRSUs and stock options in the nine months ended September 30, 2016, and 0.1 million granted RSUs, PRSUs and stock options in the nine months ended September 30, 2015, were antidilutive.

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)

Note 15. Commitments and Contingencies

Off-Balance Sheet Arrangements

Our off-balance sheet commitments primarily consist of operating lease arrangements and guaranteed minimum annual payments. These arrangements result from our normal course of business and represent obligations that are payable over several years.

Contractual Obligations

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

We also have marketing and multimedia rights agreements with colleges and universities which entitle us to operate on-campus advertising displays, including within the sports venues, as well as manage marketing opportunities, media rights and experiential entertainment at sports events. Under most of these agreements, the school is entitled to receive the greater of a percentage of the relevant revenue, net of agency commissions, or a specified guaranteed minimum annual payment.

On July 22, 2015, we entered into an agreement with the Metropolitan Transportation Authority (the “MTA”) to extend our existing transit contract for providing advertising services throughout the New York City subway system from December 31, 2015, to December 31, 2016, unless earlier terminated by the MTA on or after July 1, 2016. On July 22, 2015, we also entered into an agreement with the MTA to modify our existing bus and commuter rail advertising contract to change the MTA’s right to terminate the contract at any time, to a right to terminate at any time on or after July 1, 2016, and the right to exclude billboards on the MTA’s properties from any termination. The MTA has issued a “Request for Proposals” to prospective operators for the subway, bus and commuter rail (Metro-North and Long Island Railroad) concessions, in any combination, each for a ten-year contract, with an additional five-year renewal period at the MTA’s option. On May 18, 2016, we submitted a response to the MTA. In mid-October, the MTA issued a follow-up request that refined its timeline and bid requirements, particularly relating to digital deployment and the communications platform. We are currently working on this next bid submission. Accordingly, on November 7, 2016, we entered into an agreement with the MTA to extend the expiration of our existing contracts for transit advertising services from December 31, 2016, to June 30, 2017, unless earlier terminated by the MTA on 90 days’ notice.

During the nine months ended September 30, 2016, several marketing and multimedia rights contracts were renewed, resulting in additional guaranteed minimum annual payments. As of September 30, 2016, guaranteed minimum annual payments are as follows:

(in millions)	Guaranteed Minimum Annual Payments
2016	$69.4
2017	93.5
2018	66.2
2019	47.3
2020	27.9
2021 and thereafter	134.8
Total minimum payments	$439.1

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)

Letters of Credit

We have indemnification obligations with respect to letters of credit and surety bonds primarily used as security against non-performance in the normal course of business. The outstanding letters of credit and surety bonds approximated $119.6 million as of September 30, 2016, and were not recorded on the Consolidated Statements of Financial Position.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2016	2015	2016	2015
Revenues:
U.S. Media	$356.7	$346.3	$1,025.8	$988.2
Other	26.1	40.4	90.7	127.1
Total revenues	$382.8	$386.7	$1,116.5	$1,115.3

We present Operating income (loss) before Depreciation, Amortization, Net (gain) loss on dispositions, Stock-based compensation, Restructuring charges and Loss on real estate assets held for sale (“Adjusted OIBDA”) as the primary measure of profit and loss for our segments in accordance with the FASB guidance for segment reporting.

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2016	2015	2016	2015
Net income	$38.1	$21.2	$64.3	$44.5
(Benefit) provision for income taxes	(1.5)	3.9	0.6	7.0
Equity in earnings of investee companies, net of tax	(1.4)	(1.7)	(3.8)	(3.6)
Interest expense, net	28.3	28.9	85.6	85.6
Other expense, net	—	0.4	—	0.4
Operating income	63.5	52.7	146.7	133.9
Restructuring charges	—	—	0.4	2.6
Loss on real estate assets held for sale	—	—	1.3	—
Net (gain) loss on dispositions	(2.3)	—	(1.7)	0.6
Depreciation and amortization	55.0	57.5	171.3	171.2
Stock-based compensation	4.5	3.7	13.8	11.7
Total Adjusted OIBDA	$120.7	$113.9	$331.8	$320.0

Adjusted OIBDA:
U.S. Media	$129.3	$121.0	$347.9	$331.5
Other	2.2	4.5	12.8	17.0
Corporate	(10.8)	(11.6)	(28.9)	(28.5)
Total Adjusted OIBDA	$120.7	$113.9	$331.8	$320.0

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2016	2015	2016	2015
Operating income (loss):
U.S. Media	$81.5	$69.9	$194.3	$177.1
Other	(2.7)	(1.9)	(4.9)	(3.0)
Corporate	(15.3)	(15.3)	(42.7)	(40.2)
Total operating income	$63.5	$52.7	$146.7	$133.9

Net (gain) loss on dispositions:
U.S. Media	$(2.3)	$—	$(1.7)	$0.5
Other	—	—	—	0.1
Total (gain) loss on dispositions	$(2.3)	$—	$(1.7)	$0.6

Depreciation and amortization:
U.S. Media	$50.1	$51.1	$154.9	$151.3
Other	4.9	6.4	16.4	19.9
Total depreciation and amortization	$55.0	$57.5	$171.3	$171.2

Capital expenditures:
U.S. Media	$14.0	$13.8	$42.6	$39.5
Other	1.6	1.5	3.0	3.5
Total capital expenditures	$15.6	$15.3	$45.6	$43.0

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)

	As of
(in millions)	September 30, 2016	December 31, 2015
Assets:
U.S. Media	$3,592.9	$3,593.0
Other(a)	153.6	134.3
Corporate	23.8	88.2
Total assets	$3,770.3	$3,815.5

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

	As of September 30, 2016
(in millions)	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Current assets:
Cash and cash equivalents	$—	$20.5	$34.3	$18.3	$—	$73.1
Receivables, less allowance	—	—	200.7	15.8	—	216.5
Other current assets	—	1.2	85.2	12.2	—	98.6
Total current assets	—	21.7	320.2	46.3	—	388.2
Property and equipment, net	—	—	624.0	46.0	—	670.0
Goodwill	—	—	2,059.9	30.3	—	2,090.2
Intangible assets	—	—	561.1	—	—	561.1
Investment in subsidiaries	1,251.4	3,417.1	117.0	—	(4,785.5)	—
Other assets	—	1.4	56.4	3.0	—	60.8
Intercompany	—	—	121.8	146.1	(267.9)	—
Total assets	$1,251.4	$3,440.2	$3,860.4	$271.7	$(5,053.4)	$3,770.3

Total current liabilities	$—	$23.3	$199.1	$14.2	$—	$236.6
Long-term debt, net	—	2,165.5	—	—	—	2,165.5
Deferred income tax liabilities, net	—	—	—	9.3	—	9.3
Asset retirement obligation	—	—	29.5	4.5	—	34.0
Deficit in excess of investment of subsidiaries	—	—	2,165.7	—	(2,165.7)	—
Other liabilities	—	—	68.6	4.9	—	73.5
Intercompany	—	—	146.1	121.8	(267.9)	—
Total liabilities	—	2,188.8	2,609.0	154.7	(2,433.6)	2,518.9
Total stockholders’ equity	1,251.4	1,251.4	1,251.4	117.0	(2,619.8)	1,251.4
Total liabilities and stockholders’ equity	$1,251.4	$3,440.2	$3,860.4	$271.7	$(5,053.4)	$3,770.3

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

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)

	Three Months Ended September 30, 2016
(in millions)	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Billboard	$—	$—	$256.4	$14.1	$—	$270.5
Transit and other	—	—	109.3	3.0	—	112.3
Total revenues	—	—	365.7	17.1	—	382.8
Expenses:
Operating	—	—	189.9	11.6	—	201.5
Selling, general and administrative	0.4	0.1	61.1	3.5	—	65.1
Net gain on dispositions	—	—	(2.3)	—	—	(2.3)
Depreciation	—	—	23.2	3.5	—	26.7
Amortization	—	—	27.6	0.7	—	28.3
Total expenses	0.4	0.1	299.5	19.3	—	319.3
Operating income (loss)	(0.4)	(0.1)	66.2	(2.2)	—	63.5
Interest expense, net	—	(28.3)	—	—	—	(28.3)
Income (loss) before benefit for income taxes and equity in earnings of investee companies	(0.4)	(28.4)	66.2	(2.2)	—	35.2
Benefit for income taxes	—	—	1.0	0.5	—	1.5
Equity in earnings of investee companies, net of tax	38.5	66.9	(28.7)	0.3	(75.6)	1.4
Net income (loss)	$38.1	$38.5	$38.5	$(1.4)	$(75.6)	$38.1

Net income (loss)	$38.1	$38.5	$38.5	$(1.4)	$(75.6)	$38.1
Total other comprehensive loss, net of tax	(1.4)	(1.4)	(1.4)	(1.4)	4.2	(1.4)
Total comprehensive income (loss)	$36.7	$37.1	$37.1	$(2.8)	$(71.4)	$36.7

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

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)

	Nine Months Ended September 30, 2016
(in millions)	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Billboard	$—	$—	$743.4	$51.1	$—	$794.5
Transit and other	—	—	312.2	9.8	—	322.0
Total revenues	—	—	1,055.6	60.9	—	1,116.5
Expenses:
Operating	—	—	561.2	41.7	—	602.9
Selling, general and administrative	1.1	0.2	181.1	13.2	—	195.6
Restructuring charges	—	—	0.4	—	—	0.4
Loss on real estate assets held for sale	—	—	—	1.3	—	1.3
Net gain on dispositions	—	—	(1.7)	—	—	(1.7)
Depreciation	—	—	72.3	12.0	—	84.3
Amortization	—	—	84.8	2.2	—	87.0
Total expenses	1.1	0.2	898.1	70.4	—	969.8
Operating income (loss)	(1.1)	(0.2)	157.5	(9.5)	—	146.7
Interest expense, net	—	(85.5)	(0.1)	—	—	(85.6)
Income (loss) before benefit (provision) for income taxes and equity in earnings of investee companies	(1.1)	(85.7)	157.4	(9.5)	—	61.1
Benefit (provision) for income taxes	—	—	(1.1)	0.5	—	(0.6)
Equity in earnings of investee companies, net of tax	65.4	151.1	(90.9)	0.7	(122.5)	3.8
Net income (loss)	$64.3	$65.4	$65.4	$(8.3)	$(122.5)	$64.3

Net income (loss)	$64.3	$65.4	$65.4	$(8.3)	$(122.5)	$64.3
Total other comprehensive income, net of tax	104.6	104.6	104.6	104.6	(313.8)	104.6
Total comprehensive income	$168.9	$170.0	$170.0	$96.3	$(436.3)	$168.9

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

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)

	Nine Months Ended September 30, 2016
(in millions)	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash flow provided by (used for) operating activities	$(1.1)	$(77.2)	$280.7	$(1.7)	$—	$200.7
Investing activities:
Capital expenditures	—	—	(42.6)	(3.0)	—	(45.6)
Acquisitions	—	—	(64.7)	—	—	(64.7)
Net proceeds from dispositions	—	—	2.9	87.5	—	90.4
Net cash flow provided by (used for) investing activities	—	—	(104.4)	84.5	—	(19.9)
Financing activities:
Proceeds from borrowings under revolving credit facility	—	35.0	—	—	—	35.0
Repayments of borrowings under revolving credit facility	—	(35.0)	—	—	—	(35.0)
Repayments of long-term borrowings - term loan	—	(60.0)	—	—	—	(60.0)
Deferred financing costs	—	(0.4)	—	—	—	(0.4)
Taxes withheld for stock-based compensation	—	—	(7.0)	—	—	(7.0)
Dividends	(141.7)	—	—	—	—	(141.7)
Intercompany	142.8	76.5	(143.3)	(76.0)	—	—
Other	—	—	(0.2)	—	—	(0.2)
Net cash flow provided by (used for) financing activities	1.1	16.1	(150.5)	(76.0)	—	(209.3)
Net increase (decrease) in cash and cash equivalents	—	(61.1)	25.8	6.8	—	(28.5)
Cash and cash equivalents at beginning of period	—	81.6	8.5	11.5	—	101.6
Cash and cash equivalents at end of period	$—	$20.5	$34.3	$18.3	$—	$73.1

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

On April 1, 2016, we sold all of our equity interests in certain of our subsidiaries (the “Disposition”), which held all of the assets of our outdoor advertising business in Latin America. (See Note 10. Acquisitions and Dispositions: Dispositions to the Consolidated Financial Statements.) The operating results of our outdoor advertising business in Latin America through April 1, 2016, are included in our Consolidated Financial Statements for the nine months ended September 30, 2016, and for the three months and nine months ended September 30, 2015, and are included in other in our segment reporting.

Business

We are one of the largest providers of advertising space on out-of-home advertising structures and sites across the U.S. and Canada. Our inventory consists of billboard displays, which are primarily located on the most heavily traveled highways and roadways in top Nielsen Designated Market Areas (“DMAs”), and transit advertising displays operated under exclusive multi-year contracts with municipalities in large cities across the U.S. and Canada. In total, we have displays in all of the 25 largest markets in the U.S. and over 150 markets in the U.S. and Canada. Our top market, high profile location focused portfolio includes sites such as the Bay Bridge in San Francisco, various locations along Sunset Boulevard in Los Angeles, and sites in and around both Grand Central Station and Times Square in New York. The breadth and depth of our portfolio provides our customers with a range of options to address their marketing objectives, from national, brand-building campaigns to hyper-local campaigns that drive customers to the advertiser’s website or retail location “one mile down the road.”

Using Geopath Out of Home Ratings, the out-of-home advertising industry’s audience measurement system, we provide advertisers with the size and demographic composition of the audience that is exposed to individual displays or a complete campaign. As part of our recently launched ON Smart Media platform, we are developing hardware and software solutions for enhanced demographic and location targeting, and engaging ways to connect with consumers on-the-go. Additionally, our OUTFRONT Mobile Network allows our customers to further leverage location targeting with interactive mobile advertising that uses geofence technology to push mobile ads to consumers within a pre-defined radius around a corresponding billboard display or other designated advertising location.

We believe out-of-home advertising continues to be an attractive form of advertising, as our displays are ALWAYS ON™, are always viewable and cannot be turned off, skipped, blocked or fast-forwarded. Further, out-of-home advertising can be an effective “stand-alone” medium, as well as an integral part of a campaign to reach audiences using multiple forms of media, including television, radio and print. We provide our customers with a differentiated advertising solution at an attractive price point relative to other forms of advertising. In addition to leasing displays, we provide other value-added services to our customers, such as pre-campaign category research, consumer insights, creative design support, print production and post-campaign tracking and analytics, as well as use of a real-time mobile operations reporting system that facilitates proof of performance to customers for the majority of our business.

U.S. Media. Our U.S. Media segment generated 25% of its revenues in the New York City metropolitan area in the three months ended September 30, 2016 and 26% in the three months ended September 30, 2015, and generated 16% in the Los Angeles metropolitan area in the three months ended September 30, 2016 and 16% in the three months ended September 30, 2015. Our U.S. Media segment generated 25% of its revenues in the New York City metropolitan area in the nine months ended September 30, 2016 and 27% in the nine months ended September 30, 2015, and generated 16% in the Los Angeles metropolitan area in the nine months ended September 30, 2016 and 15% in the nine months ended September 30, 2015. In the three months ended September 30, 2016, our U.S. Media segment generated $356.7 million of Revenues and $129.3 million of Operating income before Depreciation, Amortization, Net (gain) loss on dispositions, Stock-based compensation, Restructuring charges and Loss on real estate assets held for sale (“Adjusted OIBDA”). In the three months ended September 30, 2015, our U.S. Media segment generated $346.3 million of Revenues and $121.0 million of Adjusted OIBDA. In the nine months ended September 30, 2016, our U.S. Media segment generated $1,025.8 million of Revenues and $347.9 million of Adjusted OIBDA. In the nine months ended September 30, 2015, our U.S. Media segment generated $988.2 million of Revenues and $331.5 million of Adjusted OIBDA. (See the “Segment Results of Operations” section of this MD&A.)

Other (includes International and Sports Marketing). In the three months ended September 30, 2016, Other generated $26.1 million of Revenues and $2.2 million of Adjusted OIBDA. In the three months ended September 30, 2015, Other generated $40.4 million of Revenues and $4.5 million of Adjusted OIBDA. In the nine months ended September 30, 2016, Other generated $90.7 million of Revenues and $12.8 million of Adjusted OIBDA. In the nine months ended September 30, 2015, Other generated $127.1 million of Revenues and $17.0 million of Adjusted OIBDA.

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

We have a diversified base of customers across various industries. During the three months ended September 30, 2016, our largest categories of advertisers were television, retail and healthcare/pharmaceuticals, which represented 10%, 7% and 7% of our total U.S. Media segment revenues, respectively. During the three months ended September 30, 2015, our largest categories of advertisers were television, retail and healthcare/pharmaceuticals, which represented 11%, 8% and 6% of our total U.S. Media segment revenues, respectively. During the nine months ended September 30, 2016, our largest categories of advertisers were television, retail and healthcare/pharmaceuticals, which represented 8%, 8% and 7% of our total U.S. Media segment revenues, respectively. During the nine months ended September 30, 2015, our largest categories of advertisers were television, retail and healthcare/pharmaceuticals, which represented 9%, 9% and 7% of our total U.S. Media segment revenues, respectively.

Our large-scale portfolio allows our customers to reach a national audience and also provides the flexibility to tailor campaigns to specific regions or markets. In the three months ended September 30, 2016, we generated approximately 47% of our U.S. Media segment revenues from national advertising campaigns compared to approximately 49% in the three months ended September 30, 2015. In the nine months ended September 30, 2016, we generated approximately 46% of our U.S. Media segment revenues from national advertising campaigns compared to approximately 47% in the nine months ended September 30, 2015.

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

On July 22, 2015, we entered into an agreement with the Metropolitan Transportation Authority (the “MTA”) to extend our existing transit contract for providing advertising services throughout the New York City subway system from December 31, 2015, to December 31, 2016, unless earlier terminated by the MTA on or after July 1, 2016. On July 22, 2015, we also entered into an agreement with the MTA to modify our existing bus and commuter rail advertising contract to change the MTA’s right to terminate the contract at any time, to a right to terminate at any time on or after July 1, 2016, and the right to exclude billboards on the MTA’s properties from any termination. Our transit contract with the MTA represents 57% of our U.S. Media segment transit and other revenues, or 18% of our total U.S. Media segment revenues, in the three months ended September 30, 2016, and represents 57% of our U.S. Media segment transit and other revenues, or 18% of our total U.S. Media segment revenues, in the nine months ended September 30, 2016. The MTA has issued a “Request for Proposals” to prospective operators for the subway, bus and commuter rail (Metro-North and Long Island Railroad) concessions, in any combination, each for a ten-year contract, with an additional five-year renewal period at the MTA’s option. On May 18, 2016, we submitted a response to the MTA. In mid-October, the MTA issued a follow-up request that refined its timeline and bid requirements, particularly relating to digital deployment and the communications platform. We are currently working on this next bid submission. Accordingly, on November 7, 2016, we entered into an agreement with the MTA to extend the expiration of our existing contracts for transit advertising services from December 31, 2016, to June 30, 2017, unless earlier terminated by the MTA on 90 days’ notice.

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

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions, except percentages)	2016	2015	% Change	2016	2015	% Change
Revenues	$382.8	$386.7	(1)%	$1,116.5	$1,115.3	—%
Organic revenues(a)(b)	380.4	371.8	2	1,098.0	1,063.6	3
Operating income	63.5	52.7	20	146.7	133.9	10
Adjusted OIBDA(b)	120.7	113.9	6	331.8	320.0	4
Funds from operations (“FFO”)(b)	81.9	70.8	16	209.6	192.6	9
Adjusted FFO (“AFFO”)(b)	87.2	69.2	26	217.2	190.1	14
Net income	38.1	21.2	80	64.3	44.5	44

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

Reconciliation of Non-GAAP Financial Measures

The following table reconciles Operating income to Adjusted OIBDA, and Net income to FFO and AFFO.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions, except per share amounts)	2016	2015	2016	2015
Operating income	$63.5	$52.7	$146.7	$133.9
Restructuring charges	—	—	0.4	2.6
Loss on real estate assets held for sale	—	—	1.3	—
Net (gain) loss on dispositions	(2.3)	—	(1.7)	0.6
Depreciation	26.7	28.4	84.3	85.1
Amortization	28.3	29.1	87.0	86.1
Stock-based compensation	4.5	3.7	13.8	11.7
Adjusted OIBDA	$120.7	$113.9	$331.8	$320.0

Net income	$38.1	$21.2	$64.3	$44.5
Depreciation of billboard advertising structures	23.8	26.1	76.5	78.7
Amortization of real estate-related intangible assets	13.1	13.9	40.7	42.5
Amortization of direct lease acquisition costs	9.0	9.4	28.0	26.1
Loss on real estate assets held for sale	—	—	1.3	—
Net (gain) loss on disposition of billboard advertising structures	(2.3)	—	(1.7)	0.6
Adjustment related to equity-based investments	0.2	0.2	0.5	0.6
Income tax effect of adjustments(a)	—	—	—	(0.4)
FFO	$81.9	$70.8	$209.6	$192.6

FFO per weighted average shares outstanding:
Basic	$0.59	$0.51	$1.52	$1.40
Diluted	$0.59	$0.51	$1.51	$1.40

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions, except per share amounts)	2016	2015	2016	2015
FFO	$81.9	$70.8	$209.6	$192.6
Adjustment for deferred income taxes	1.9	0.8	0.1	(0.1)
Cash paid for direct lease acquisition costs	(8.6)	(9.4)	(27.9)	(26.5)
Maintenance capital expenditures	(4.2)	(7.4)	(12.5)	(20.5)
Restructuring charges	—	—	0.4	2.6
Other depreciation	2.9	2.3	7.8	6.4
Other amortization	6.2	5.8	18.3	17.5
Stock-based compensation	4.5	3.7	13.8	11.7
Non-cash effect of straight-line rent	0.4	0.4	1.0	0.7
Accretion expense	0.6	0.7	1.8	1.9
Amortization of deferred financing costs	1.6	1.5	4.8	4.4
Income tax effect of adjustments(b)	—	—	—	(0.6)
AFFO	$87.2	$69.2	$217.2	$190.1

AFFO per weighted average shares outstanding:
Basic	$0.63	$0.50	$1.58	$1.38
Diluted	$0.63	$0.50	$1.57	$1.38

Net income per common share:
Basic	$0.28	$0.15	$0.47	$0.32
Diluted	$0.28	$0.15	$0.46	$0.32

Weighted average shares outstanding:
Basic	138.0	137.5	137.9	137.3
Diluted	138.5	137.9	138.4	137.8

(a)	Income tax effect related to Net (gain) loss on disposition of billboard advertising structures.

(b)	Income tax effect related to Restructuring charges.

FFO in the three months ended September 30, 2016, of $81.9 million increased 16% compared to the same prior-year period, primarily due higher net income. AFFO in the three months ended September 30, 2016, was $87.2 million, an increase of 26% compared to the same prior-year period, primarily due to higher deferred income taxes, higher net income, decreased direct lease acquisition costs, lower maintenance capital expenditures and higher stock-based compensation. FFO in the nine months ended September 30, 2016, of $209.6 million increased 9% compared to the same prior-year period, primarily due to higher net income, increased amortization of direct lease acquisition costs and a loss on real estate assets held for sale. AFFO in the nine months ended September 30, 2016, was $217.2 million, an increase of 14% compared to the same prior-year period, primarily due to higher net income, increased amortization of direct lease acquisition costs, a loss on real estate assets held for sale, lower maintenance capital expenditures, lower restructuring charges and higher stock-based compensation.

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

				(in constant dollars)(b)					(in constant dollars)(b)
				Three					Nine
				Months					Months
				Ended					Ended
(in millions, except	Three Months Ended September 30,		%	September 30,	%	Nine Months Ended September 30,		%	September 30,	%
percentages)	2016	2015	Change	2015	Change	2016	2015	Change	2015	Change
Revenues:
Billboard	$270.5	$278.3	(3)%	$278.3	(3)%	$794.5	$805.3	(1)%	$800.8	(1)%
Transit and other	112.3	108.4	4	108.4	4	322.0	310.0	4	309.3	4
Total revenues	$382.8	$386.7	(1)	$386.7	(1)	$1,116.5	$1,115.3	—	$1,110.1	1

Organic revenues(a):
Billboard	$269.7	$264.9	2	$264.9	2	$781.6	$760.4	3	$760.4	3
Transit and other	110.7	106.9	4	106.9	4	316.4	303.2	4	303.2	4
Total organic revenues(a)	380.4	371.8	2	371.8	2	1,098.0	1,063.6	3	1,063.6	3
Non-organic revenues:
Billboard	0.8	13.4	(94)	13.4	(94)	12.9	44.9	(71)	40.4	(68)
Transit and other	1.6	1.5	7	1.5	7	5.6	6.8	(18)	6.1	(8)
Total non-organic revenues	2.4	14.9	(84)	14.9	(84)	18.5	51.7	(64)	46.5	(60)
Total revenues	$382.8	$386.7	(1)	$386.7	(1)	$1,116.5	$1,115.3	—	$1,110.1	1

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

Total revenues decreased $3.9 million, or 1.0%, and organic revenues increased $8.6 million, or 2%, in the three months ended September 30, 2016, compared to the same prior-year period. Total revenues increased $1.2 million and organic revenues increased $34.4 million, or 3%, in the nine months ended September 30, 2016, compared to the same prior-year period. In constant dollars, revenues increased $6.4 million, or 1%, and organic revenues increased $34.4 million, or 3%, for the nine months ended September 30, 2016, compared to the same prior-year period.

Non-organic revenues primarily reflects acquisitions and dispositions, and the discontinuation of a business line in the first quarter of 2015.

Total billboard revenues decreased $7.8 million, or 3%, in the three months ended September 30, 2016, compared to the same prior-year period, principally driven by the impact of the Disposition and lower performance in Canada, partially offset by an increase in average revenue per display (yield) and the conversion of traditional static billboard displays to digital billboard displays. Total billboard revenues decreased $10.8 million, or 1%, in the nine months ended September 30, 2016, compared to the same prior-year period, principally driven by the impact of the Disposition, lower performance in Canada, the impact of the disposition of billboard advertising structures in the second quarter of 2015 and foreign currency exchange losses of $4.5 million, partially offset by an increase in average revenue per display (yield) and the conversion of traditional static billboard displays to digital billboard displays. In constant dollars, billboard revenues decreased $6.3 million in the nine months ended September 30, 2016, compared to the same prior-year period.

The increases in organic billboard revenues in the three months and nine months ended September 30, 2016, compared to the same prior-year periods, are due to increases in average revenue per display (yield) and the conversion of traditional static billboard displays to digital billboard displays, partially offset by lower performance in Canada.

Total transit and other revenues increased $3.9 million, or 4%, in the three months ended September 30, 2016, compared to the same prior-year period, driven by stronger market conditions in local advertising, the impact of an acquisition and the net effect of won and lost franchises in the period, partially offset by the impact of the Disposition and a reduction in national advertising revenues. Total transit and other revenues increased $12.0 million, or 4%, in the nine months ended September 30, 2016, compared to the same prior-year period, driven by stronger market conditions in local advertising, the impact of an acquisition and the net effect of won and lost franchises in the period, partially offset by lower advertising revenue in the first quarter of 2016 from major sports entertainment events, the impact of the Disposition and a reduction in national advertising revenues.

The increases in organic transit and other revenues in the three months and nine months ended September 30, 2016, compared to the same prior-year periods, are due to the net effect of won and lost franchises and stronger market conditions in local advertising.

Expenses

	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
(in millions, except percentages)	2016	2015	Change	2016	2015	Change
Expenses:
Operating	$201.5	$209.3	(4)%	$602.9	$614.5	(2)%
Selling, general and administrative	65.1	67.2	(3)	195.6	192.5	2
Restructuring charges	—	—	*	0.4	2.6	(85)
Loss on real estate assets held for sale	—	—	*	1.3	—	*
Net (gain) loss on dispositions	(2.3)	—	*	(1.7)	0.6	*
Depreciation	26.7	28.4	(6)	84.3	85.1	(1)
Amortization	28.3	29.1	(3)	87.0	86.1	1
Total expenses	$319.3	$334.0	(4)	$969.8	$981.4	(1)

*	Calculation is not meaningful.

Operating Expenses

	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
(in millions, except percentages)	2016	2015	Change	2016	2015	Change
Operating expenses:
Billboard property lease	$90.1	$94.2	(4)%	$271.2	$276.7	(2)%
Transit franchise	57.1	56.5	1	166.9	163.5	2
Posting, maintenance and other	54.3	58.6	(7)	164.8	174.3	(5)
Total operating expenses	$201.5	$209.3	(4)	$602.9	$614.5	(2)

Billboard property lease expenses represented 33% of billboard revenues in the three months ended September 30, 2016 and 34% in the three months ended September 30, 2015. Transit franchise expenses represented 60% of transit revenues in the three months ended September 30, 2016 and 61% in the three months ended September 30, 2015. Billboard property lease and transit franchise expenses decreased by $3.5 million in the three months ended September 30, 2016, compared to the same prior-year period. Billboard property lease expenses represented 34% of billboard revenues in each of the nine months ended September 30, 2016 and 2015. Transit franchise expenses represented 62% of transit revenues in the nine months ended September 30, 2016 and 63% in the nine months ended September 30, 2015. Billboard property lease and transit franchise expenses decreased by $2.1 million in the nine months ended September 30, 2016, compared to the same prior-year period. The decrease in billboard property lease costs in the three and nine months ended September 30, 2016, was primarily due to the impact of the

Disposition (decreases of $3.9 million in the three months ended September 30, 2016, and $8.5 million in the nine months ended September 30, 2016, compared to the same prior-year periods), partially offset by increases in our U.S. Media segment.
The increase in transit franchise expenses in the three months and nine months ended September 30, 2016, was primarily due to the increase in transit revenues, partially offset by the impact of the Disposition (decreases of $1.0 million in the three months ended September 30, 2016, and $2.6 million in the nine months ended September 30, 2016, compared to the same prior-year periods).

Posting, maintenance and other expenses decreased $4.3 million, or 7%, in the three months ended September 30, 2016, compared to the same prior-year period. Posting, maintenance and other expenses decreased $9.5 million, or 5%, in the nine months ended September 30, 2016, compared to the same prior-year period. The decreases in posting, maintenance and other expenses in the three months and nine months ended September 30, 2016, compared to the same prior year periods, were primarily due to the impact of the Disposition (a decrease of $5.6 million in the three months ended September 30, 2016, and $11.7 million in the nine months ended September 30, 2016).

Selling, General and Administrative Expenses (“SG&A”)

SG&A expenses represented 17% of Revenues in each of the three months ended September 30, 2016 and 2015. SG&A expenses decreased $2.1 million, or 3%, in the three months ended September 30, 2016, compared to the same prior-year period, primarily due to the impact of the Disposition (a decrease of $3.6 million) and lower professional fees, including non-recurring legal costs in 2015, partially offset by increased sales and other compensation-related expenses, and lower administrative costs. SG&A expenses represented 18% of Revenues in the nine months ended September 30, 2016 and 17% in the same prior-year period. SG&A expenses increased $3.1 million, or 2%, in the nine months ended September 30, 2016, compared to the same prior-year period, primarily due to increased sales and other compensation-related expenses, higher professional fees, partially offset by the impact of the Disposition (a decrease of $8.1 million in the nine months ended September 30, 2016, compared to the same prior-year periods), lower administrative costs and non-recurring legal costs in 2015.

Depreciation

Depreciation decreased $1.7 million, or 6%, in the three months ended September 30, 2016, compared to the same prior-year period, due primarily to the impact of the Disposition, partially offset by higher depreciation associated with the increased number of digital billboards. Depreciation decreased $0.8 million, or 1%, in the nine months ended September 30, 2016, compared to the same prior-year period, due primarily to the impact of the Disposition, partially offset by higher depreciation associated with the increased number of digital billboards.

Amortization

Amortization decreased $0.8 million, or 3% in the three months ended September 30, 2016, compared to the same prior-year period, principally driven by decreased direct lease acquisition costs of $9.0 million in the three months ended September 30, 2016, compared to $9.4 million in the same prior-year period. Capitalized direct lease acquisition costs were $9.0 million in the three months ended September 30, 2016, and $9.4 million in the same prior-year period. Amortization increased $0.9 million, or 1% in the nine months ended September 30, 2016, compared to the same prior-year period, principally driven by increased direct lease acquisition costs of $28.0 million in the nine months ended September 30, 2016, compared to $26.1 million in the same prior-year period, partially offset by lower amortization of intangible assets. Capitalized direct lease acquisition costs were $27.9 million in the nine months ended September 30, 2016, and $26.3 million in the same prior-year period.

Interest Expense, Net

Interest expense, net, was $28.3 million (including $1.6 million of deferred financing costs) in the three months ended September 30, 2016, and $28.9 million (including $1.5 million of deferred financing costs) in the same prior-year period. Interest expense, net, was $85.6 million (including $4.8 million of deferred financing costs) in the nine months ended September 30, 2016, and $85.6 million (including $4.4 million of deferred financing costs) in the same prior-year period. (See the “Liquidity and Capital Resources” section of this MD&A.)

Benefit (Provision) for Income Taxes

The benefit for income taxes was $1.5 million in the three months ended September 30, 2016, compared to a provision for income taxes of $3.9 million in the same prior-year period. The provision for income taxes decreased $6.4 million, or 91%, in the nine months ended September 30, 2016, compared to the same prior-year period. This benefit and reduction to the tax provision relates primarily to a decrease in our estimated annual effective tax rate, resulting from a revision to our estimated 2016 taxable REIT subsidiaries’ taxable income.

Net Income

In the three months ended September 30, 2016, Net income was $38.1 million, an increase of $16.9 million compared to the same prior-year period. In the nine months ended September 30, 2016, Net income was $64.3 million, an increase of $19.8 million compared to the same prior-year period.

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

The following table presents our Revenues, Adjusted OIBDA, Operating income (loss) and Depreciation and Amortization by segment, in the three and nine months ended September 30, 2016 and 2015. Historical financial information by reportable segment has been recast to reflect the changes in segment reporting with no impact to previously reported consolidated financial statements. Prior to April 1, 2016, our International segment included our advertising businesses in Canada and Latin America (see Note 10. Acquisitions and Dispositions: Dispositions to the Consolidated Financial Statements). Historical operating results for our advertising business in Latin America are included in other.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2016	2015	2016	2015
Revenues:
U.S. Media	$356.7	$346.3	$1,025.8	$988.2
Other	26.1	40.4	90.7	127.1
Total revenues	382.8	386.7	1,116.5	1,115.3
Foreign currency exchange impact	—	—	—	(5.2)
Constant dollar revenues(a)	$382.8	$386.7	$1,116.5	$1,110.1

Operating income	$63.5	$52.7	$146.7	$133.9
Restructuring charges	—	—	0.4	2.6
Loss on real estate assets held for sale	—	—	1.3	—
Net (gain) loss on dispositions	(2.3)	—	(1.7)	0.6
Depreciation	26.7	28.4	84.3	85.1
Amortization	28.3	29.1	87.0	86.1
Stock-based compensation	4.5	3.7	13.8	11.7
Total Adjusted OIBDA	$120.7	$113.9	$331.8	$320.0

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2016	2015	2016	2015
Adjusted OIBDA:
U.S. Media	$129.3	$121.0	$347.9	$331.5
Other	2.2	4.5	12.8	17.0
Corporate	(10.8)	(11.6)	(28.9)	(28.5)
Total Adjusted OIBDA	$120.7	$113.9	$331.8	$320.0

Operating income (loss):
U.S. Media	$81.5	$69.9	$194.3	$177.1
Other	(2.7)	(1.9)	(4.9)	(3.0)
Corporate	(15.3)	(15.3)	(42.7)	(40.2)
Total operating income	$63.5	$52.7	$146.7	$133.9

(a)	Revenues on a constant dollar basis are calculated as reported revenues excluding the impact of foreign currency exchange rates between periods.

U.S. Media

	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
(in millions, except percentages)	2016	2015	Change	2016	2015	Change
Revenues:
Billboard	$256.4	$250.3	2%	$743.4	$718.3	3%
Transit and other	100.3	96.0	4	282.4	269.9	5
Total revenues	$356.7	$346.3	3	$1,025.8	$988.2	4

Organic revenues(a):
Billboard	$255.6	$250.3	2	$740.7	$716.9	3
Transit and other	98.7	96.0	3	278.0	268.3	4
Total organic revenues	354.3	346.3	2	1,018.7	985.2	3
Non-organic revenues:
Billboard	0.8	—	*	2.7	1.4	93
Transit and other	1.6	—	*	4.4	1.6	175
Total non-organic revenues	2.4	—	*	7.1	3.0	137
Total revenues	356.7	346.3	3	1,025.8	988.2	4
Operating expenses	(182.7)	(181.9)	—	(543.2)	(530.7)	2
SG&A expenses	(44.7)	(43.4)	3	(134.7)	(126.0)	7
Adjusted OIBDA	$129.3	$121.0	7	$347.9	$331.5	5

Operating income	$81.5	$69.9	17	$194.3	$177.1	10
Restructuring charges	—	—	*	0.4	2.6	(85)
Net (gain) loss on dispositions	(2.3)	—	*	(1.7)	0.5	*
Depreciation and amortization	50.1	51.1	(2)	154.9	151.3	2
Adjusted OIBDA	$129.3	$121.0	7	$347.9	$331.5	5

*	Calculation is not meaningful.

(a)	Organic revenues exclude revenues associated with significant acquisitions and divestitures, and revenues associated with business lines we no longer operate (“non-organic revenues”).

Total U.S. Media segment revenues increased $10.4 million, or 3%, and U.S. Media segment organic revenues increased $8.0 million, or 2%, in the three months ended September 30, 2016, compared to the same prior-year period. Total U.S. Media segment revenues increased $37.6 million, or 4%, and U.S. Media segment organic revenues increased $33.5 million, or 3%, in the nine months ended September 30, 2016, compared to the same prior-year period. Non-organic revenues primarily reflect acquisitions and dispositions, and revenues associated with a business line we no longer operate.

Total U.S. Media segment revenue growth in the three months ended September 30, 2016, reflects strong local revenues, an increase in average revenue per display (yield) in billboards and growth attributable to the conversion of traditional static billboard displays to digital billboard displays. In the three months ended September 30, 2016, we generated approximately 47% of our U.S. Media segment revenues from national advertising campaigns compared to approximately 49% in the three months ended September 30, 2015. Total U.S. Media segment revenue growth in the nine months ended September 30, 2016, reflects strong local revenues, an increase in average revenue per display (yield) in billboards and growth attributable to the conversion of traditional static billboard displays to digital billboard displays, partially offset by the impact of the disposition of billboard advertising structures in the second quarter of 2015, the loss of the New York City phone kiosk contract in the first quarter of 2015 and lower advertising revenue in the first quarter of 2016 from major sports entertainment events. In the nine months ended September 30, 2016, we generated approximately 46% of our U.S. Media segment revenues from national advertising campaigns compared to approximately 47% in the nine months ended September 30, 2015.

Revenues from U.S. Media segment billboards increased $6.1 million, or 2%, in the three months ended September 30, 2016, compared to the same prior-year period, reflecting stronger market conditions in local advertising, an increase in average revenue per display (yield) and the conversion of traditional static billboard displays to digital billboard displays. Revenues from U.S. Media segment billboards increased $25.1 million, or 3%, in the nine months ended September 30, 2016, compared to the same prior-year period, reflecting stronger market conditions in local advertising, an increase in average revenue per display (yield) and the conversion of traditional static billboard displays to digital billboard displays, partially offset by the impact of the disposition of billboard advertising structures in the second quarter of 2015.

Organic revenues from U.S. Media segment billboards increased $5.3 million, or 2%, in the three months ended September 30, 2016, compared to the same prior-year period, primarily due to an increase in average revenue per display (yield) and the conversion of traditional static billboard displays to digital billboard displays. Organic revenues from U.S. Media segment billboards increased $23.8 million, or 3%, in the nine months ended September 30, 2016, compared to the same prior-year period, primarily due to an increase in average revenue per display (yield) and the conversion of traditional static billboard displays to digital billboard displays.

Transit and other revenues in the U.S. Media segment increased $4.3 million, or 4%, in the three months ended September 30, 2016, compared to the same prior-year period, reflecting the impact of an acquisition, stronger market conditions in local advertising and the net effect of won and lost franchises in the period, partially offset by a reduction in national advertising revenues. Transit and other revenues in the U.S. Media segment increased $12.5 million, or 5%, in the nine months ended September 30, 2016, compared to the same prior-year period, reflecting the impact of an acquisition, stronger market conditions in local advertising and the net effect of won and lost franchises in the period, partially offset by a reduction in national advertising revenues and lower advertising revenue in the first quarter of 2016 from major sports entertainment events.

Organic transit and other revenues in the U.S. Media segment increased $2.7 million, or 3%, in the three months ended September 30, 2016, compared to the same prior-year period. Organic transit and other revenues in the U.S. Media segment increased $9.7 million, or 4%, in the nine months ended September 30, 2016, compared to the same prior-year period. These increases were driven by increased advertiser demand for transit displays as reflected by an increase in average revenue per display (yield), the net effect of won and lost franchises and stronger market conditions in local advertising.

U.S. Media segment operating expenses increased $0.8 million and U.S. Media segment SG&A expenses increased $1.3 million, or 3%, in the three months ended September 30, 2016, compared to the same prior-year period, primarily due to increased transit franchise expenses resulting from an increase in transit revenues, increased sales and other compensation-related expenses and increased strategic business development expenses, partially offset by lower administrative costs. U.S. Media segment operating and SG&A expenses increased $12.5 million and $8.7 million, or 2% and 7%, respectively, in the nine months ended September 30, 2016, compared to the same prior-year period, primarily due to increased transit franchise expenses resulting from an increase in transit revenues, higher billboard property lease expenses, increased sales and other compensation-related expenses and increased strategic business development expenses, partially offset by lower administrative costs.

U.S. Media segment Adjusted OIBDA increased $8.3 million, or 7%, in the three months ended September 30, 2016, compared to the same prior-year period. Adjusted OIBDA margin was 36% in the three months ended September 30, 2016 and 35% in the same prior-year period. U.S. Media segment Adjusted OIBDA increased $16.4 million, or 5%, in the nine months ended September 30, 2016, compared to the same prior-year period. Adjusted OIBDA margin was 34% in the nine months ended September 30, 2016 and 34% in the same prior-year period.

Other

				(in constant dollars)(a)					(in constant dollars)(a)
				Three					Nine
				Months					Months
				Ended					Ended
(in millions, except	Three Months Ended September 30,		%	September 30,	%	Nine Months Ended September 30,		%	September 30,	%
percentages)	2016	2015	Change	2015	Change	2016	2015	Change	2015	Change
Total revenues	$26.1	$40.4	(35)%	$40.4	(35)	$90.7	$127.1	(29)	$121.9	(26)%
Operating expenses	(18.8)	(27.4)	(31)	(27.4)	(31)	(59.7)	(83.8)	(29)	(79.9)	(25)
SG&A expenses	(5.1)	(8.5)	(40)	(8.5)	(40)	(18.2)	(26.3)	(31)	(24.8)	(27)
Adjusted OIBDA	$2.2	$4.5	(51)	$4.5	(51)	$12.8	$17.0	(25)	$17.2	(26)

Operating income (loss)	$(2.7)	$(1.9)	42			$(4.9)	$(3.0)	63
Loss on real estate assets held for sale	—	—	*			1.3	—	*
Net loss on dispositions	—	—	*			—	0.1	*
Depreciation and amortization	4.9	6.4	(23)			16.4	19.9	(18)
Adjusted OIBDA	$2.2	$4.5	(51)			$12.8	$17.0	(25)

*	Calculation is not meaningful.

(a)	Revenues on a constant dollar basis are calculated as reported revenues excluding the impact of foreign currency exchange rates between periods.

Total Other revenues decreased $14.3 million, or 35%, in the three months ended September 30, 2016, compared to the same prior-year period, reflecting the impact of the Disposition (a decrease of $14.9 million) and lower performance in Canada of 4%, partially offset by stronger results in our Sports Marketing operating segment. Total Other revenues decreased $36.4 million, or 29%, in the nine months ended September 30, 2016, compared to the same prior-year period, reflecting the impact of the Disposition (a decrease of $35.1 million, or 75%) and the negative impact of foreign currency exchange rates, partially offset by stronger results in our Sports Marketing operating segment. In constant dollars, total Other revenues decreased 26% in the nine months ended September 30, 2016, compared to the same prior-year period, driven by the impact of the Disposition (a decrease of $32.2 million, or 74%) and lower performance in Canada of 6%, partially offset by stronger results in our Sports Marketing operating segment.

Other operating expenses decreased $8.6 million, or 31%, in the three months ended September 30, 2016, compared to the same prior-year period, driven by the impact of the Disposition (a decrease of $10.5 million), partially offset by higher expenses related to our Sports Marketing operating segment. Other SG&A expenses decreased $3.4 million, or 40%, in the three months ended September 30, 2016, compared to the prior-year period, primarily driven by the impact of the Disposition (a decrease of $3.6 million), partially offset by higher expenses related to our Sports Marketing operating segment. Other operating expenses decreased $24.1 million, or 29%, in the nine months ended September 30, 2016, compared to the same prior-year period, driven by the impact of the Disposition (a decrease of $22.8 million, or 72%) and foreign currency exchange rates, partially offset by higher expenses related to our Sports Marketing operating segment. Other SG&A expenses decreased $8.1 million, or 31%, in the nine months ended September 30, 2016, compared to the prior-year period, primarily driven by the impact of the Disposition (a decrease of $8.1 million, or 72%), foreign currency exchange rates and lower expenses in Canada, partially offset by higher expenses related to our Sports Marketing operating segment.

Other Adjusted OIBDA decreased $2.3 million, or 51%, in the three months ended September 30, 2016, compared to the same prior-year period, primarily driven by the impact of the Disposition and lower performance in Canada and in our Sports

Marketing operating segment. Other Adjusted OIBDA decreased $4.2 million, or 25%, in the nine months ended September 30, 2016, compared to the same prior-year period, primarily driven by the impact of the Disposition and lower performance in Canada, partially offset by higher performance in our Sports Marketing operating segment. In constant dollars, Other Adjusted OIBDA decreased $4.4 million, or 26%, in the nine months ended September 30, 2016, compared to the same prior-year period.

Corporate

Corporate expenses primarily include expenses associated with employees who provide centralized services. Corporate expenses, excluding stock-based compensation, were $10.8 million in the three months ended September 30, 2016, and $11.6 million in the same prior-year period. Corporate expenses, excluding stock-based compensation, were $28.9 million in the nine months ended September 30, 2016 and $28.5 million in the same prior-year period.

Liquidity and Capital Resources

	As of
(in millions, except percentages)	September 30, 2016	December 31, 2015	% Change
Assets:
Cash and cash equivalents	$73.1	$101.6	(28)%
Receivables, less allowance ($9.2 in 2016 and $8.9 in 2015)	216.5	209.5	3
Prepaid lease and transit franchise costs	63.1	61.5	3
Other prepaid expenses	28.2	21.9	29
Assets held for sale	—	5.2	*
Other current assets	7.3	12.5	(42)
Total current assets	388.2	412.2	(6)
Liabilities:
Accounts payable	71.0	83.6	(15)
Accrued compensation	24.7	39.4	(37)
Accrued interest	23.3	19.5	19
Accrued lease costs	23.0	28.8	(20)
Other accrued expenses	55.1	35.3	56
Deferred revenues	26.5	20.7	28
Liabilities held for sale	—	25.0	*
Other current liabilities	13.0	13.3	(2)
Total current liabilities	236.6	265.6	(11)
Working capital	$151.6	$146.6	3

*	Calculation is not meaningful.

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

As of September 30, 2016, we had total indebtedness of $2.2 billion.

On October 27, 2016, we announced that our board of directors approved a quarterly cash dividend of $0.34 per share on our common stock, payable on December 30, 2016, to stockholders of record at the close of business on December 9, 2016.

Debt

Long-term debt, net, consists of the following:

	As of
(in millions, except percentages)	September 30, 2016	December 31, 2015
Term loan, due 2021	$688.9	$748.6

Senior unsecured notes:
5.250% senior unsecured notes, due 2022	549.5	549.4
5.625% senior unsecured notes, due 2024	503.1	503.4
5.875% senior unsecured notes, due 2025	450.0	450.0
Total senior unsecured notes	1,502.6	1,502.8
Other	—	0.3
Debt issuance costs(a)	(26.0)	(29.7)
Total long-term debt, net	$2,165.5	$2,222.0

Weighted average cost of debt	4.8%	4.7%

(a)	See Note 2. New Accounting Standards to the Consolidated Financial Statements.

	Payments Due by Period
(in millions)	Total	2016	2017-2018	2019-2020	2021 and thereafter
Long-term debt	$2,190.0	$—	$—	$—	$2,190.0
Interest	775.3	109.3	208.9	208.9	248.2
Total	$2,965.3	$109.3	$208.9	$208.9	$2,438.2

Term Loan

The interest rate on the term loan due in 2021 (the “Term Loan”) was 3.0% per annum as of September 30, 2016. As of September 30, 2016, a discount of $1.1 million on the Term Loan remains unamortized. The discount is being amortized through Interest expense, net, on the Consolidated Statement of Operations.

During the first nine months of 2016, we made aggregate discretionary payments of $60.0 million on the Term Loan. On October 31, 2016, we made an additional discretionary payment of $10.0 million on the Term Loan.

Senior Unsecured Notes

As of September 30, 2016, a discount of $0.5 million on $150.0 million aggregate principal amount of the 5.250% Senior Unsecured Notes due 2022, remains unamortized. The discount is being amortized through Interest expense, net, on the Consolidated Statement of Operations.

As of September 30, 2016, a premium of $3.1 million on $100.0 million aggregate principal amount of the Senior Unsecured Notes due 2024, remains unamortized. The premium is being amortized through Interest expense, net, on the Consolidated Statement of Operations.

Revolving Credit Facility

We have a $425.0 million revolving credit facility, which matures in 2019 (the “Revolving Credit Facility”).

As of September 30, 2016, there were no outstanding borrowings under the Revolving Credit Facility.

The commitment fee based on the amount of unused commitments under the Revolving Credit Facility was $0.4 million in the three months ended September 30, 2016 and $0.5 million in the three months ended September 30, 2015, and $1.4 million in each of the nine months ended September 30, 2016 and 2015. As of September 30, 2016, we had issued letters of credit totaling approximately $31.7 million against the Revolving Credit Facility.

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

The terms of the Credit Agreement require that, as long as any commitments remain outstanding under the Revolving Credit Facility, we maintain a Consolidated Net Secured Leverage Ratio, which is the ratio of (i) our consolidated secured debt (less up to $150.0 million of unrestricted cash) to (ii) our Consolidated EBITDA (as defined in the Credit Agreement) for the trailing four consecutive quarters, of no greater than 4.0 to 1.0. As of September 30, 2016, our Consolidated Net Secured Leverage Ratio was 1.3 to 1.0, as adjusted for the non-cash loss on real estate assets held for sale related to the Disposition and to give pro forma effect to acquisitions and dispositions, in accordance with the Credit Agreement. The Credit Agreement also requires that, in connection with the incurrence of certain indebtedness, we maintain a Consolidated Total Leverage Ratio, which is the ratio of our consolidated total debt to our Consolidated EBITDA for the trailing four consecutive quarters, of no greater than 6.0 to 1.0. As of September 30, 2016, our Consolidated Total Leverage Ratio was 4.8 to 1.0, as adjusted for the non-cash loss on real estate assets held for sale related to the Disposition and to give pro forma effect to acquisitions and dispositions, in accordance with the Credit Agreement. As of September 30, 2016, we are in compliance with our debt covenants.

Letter of Credit Facility

As of September 30, 2016, we issued letters of credit totaling approximately $66.2 million under our $80.0 million letter of credit facility. The fee under the letter of credit facility was immaterial in each of the nine months ended September 30, 2016 and 2015.

Effective October 21, 2016, we temporarily reduced our $80.0 million letter of credit facility by $12.0 million to $68.0 million, as we are in the process of bifurcating our letter of credit facility for administrative purposes.

Deferred Financing Costs

As of September 30, 2016, we had deferred $28.5 million in fees and expenses associated with the Term Loan, Revolving Credit Facility, letter of credit facility and our senior unsecured notes. We are amortizing the deferred fees through Interest expense, net, on the Consolidated Statement of Operations over the respective terms of the Term Loan, Revolving Credit Facility, letter of credit facility and our senior unsecured notes.

Cash Flows

The following table sets forth our cash flows in the nine months ended September 30, 2016 and 2015.

	Nine Months Ended
	September 30,		%
(in millions, except percentages)	2016	2015	Change
Cash provided by operating activities	$200.7	$176.4	14%
Cash used for investing activities	(19.9)	(45.3)	(56)
Cash used for financing activities	(209.3)	(50.8)	*
Effect of exchange rate changes on cash and cash equivalents	—	(2.4)	(100)
Net increase (decrease) to cash and cash equivalents	$(28.5)	$77.9	*

*	Calculation is not meaningful.

Cash provided by operating activities increased $24.3 million in the nine months ended September 30, 2016, compared to the same prior-year period, principally as a result of lower upfront transit franchise payments in the first quarter of 2016 and higher net income, as adjusted for non-cash items.

Cash used for investing activities decreased $25.4 million in the nine months ended September 30, 2016, compared to the same prior-year period. In the nine months ended September 30, 2016, we incurred $45.6 million in capital expenditures, completed several acquisitions for a total purchase price of approximately $64.7 million and received $90.4 million in net proceeds from dispositions, primarily related to the Disposition. In the nine months ended September 30, 2015, we incurred $43.0 million in capital expenditures, completed several acquisitions for a total purchase price of approximately $11.1 million and received $8.8 million in proceeds from dispositions.

The following table presents our capital expenditures in the nine months ended September 30, 2016 and 2015.

	Nine Months Ended
	September 30,		%
(in millions, except percentages)	2016	2015	Change
Growth	$33.1	$22.5	47%
Maintenance	12.5	20.5	(39)
Total capital expenditures	$45.6	$43.0	6

Capital expenditures increased $2.6 million, or 6%, in the nine months ended September 30, 2016, compared to the same prior-year period, driven by installation of the most current LED lighting technology to improve the quality and extend the life of our static billboards and an increase in digital display spending, partially offset by decreased expenditures to renovate certain office facilities.

For the full year of 2016, we expect our capital expenditures to be approximately $65.0 million to $70.0 million, which will be used primarily for maintenance, growth in digital billboard displays, installation of the most current LED lighting technology to improve the quality and extend the life of our static billboards, and to renovate certain office facilities.

Cash used for financing activities increased $158.5 million in the nine months ended September 30, 2016, compared to the same prior-year period. In the nine months ended September 30, 2016, we made discretionary payments totaling $60.0 million on the Term Loan. In the nine months ended September 30, 2015, we received proceeds from debt issuances of $103.8 million.

Contractual Obligations

During the nine months ended September 30, 2016, several marketing and multimedia rights contracts were renewed, resulting in additional guaranteed minimum annual payments. As of September 30, 2016, guaranteed minimum annual payments due by period were as follows:

	Payments Due by Period
(in millions)	Total	2016	2017-2018	2019-2020	2021 and thereafter
Guaranteed minimum annual payments(a)(b)	$439.1	$69.4	$159.7	$75.2	$134.8

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

(b)
We also have marketing and multimedia rights agreements with colleges and universities which entitle us to operate on-campus advertising displays, including within the sports venues, as well as manage marketing opportunities, media rights and experiential entertainment at sports events. Under most of these agreements, the school is entitled to receive the greater of a percentage of the relevant revenue, net of agency commissions, or a specified guaranteed minimum annual payment.

Off-Balance Sheet Arrangements

Our off-balance sheet commitments primarily consist of operating lease arrangements and guaranteed minimum annual payments. (See Note 15. Commitments and Contingencies to the Consolidated Financial Statements for information about our off-balance sheet commitments.)

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

We do not currently use derivatives or other financial instruments to mitigate our exposure to commodity price risk. However, we do enter into contracts with commodity providers to limit our exposure to commodity price fluctuations. For the year ended December 31, 2015, such contracts accounted for 3.2% of our total utility costs. As of September 30, 2016, we had an active electricity purchase agreement with fixed contract rates for locations throughout Connecticut, Illinois, New Jersey, New York, Pennsylvania, Ohio and Texas, which expire at various dates in July 2018.

Foreign Exchange Risk

Foreign currency translation risk is the risk that exchange rate gains or losses arise from translating foreign entities’ statements of earnings and statements of financial position from functional currency to our reporting currency (the U.S. Dollar) for consolidation purposes. Any gain or loss on translation is included within comprehensive income and Accumulated other comprehensive income on our Consolidated Statement of Financial Position. The functional currency of our international subsidiaries is their respective local currency. As of September 30, 2016, we have $7.6 million of unrecognized foreign currency translation losses included within Accumulated other comprehensive income on our Consolidated Statement of Financial Position.

Substantially all of our transactions at our foreign subsidiaries are denominated in their local functional currency, thereby reducing our risk of foreign currency transaction gains or losses.

We do not currently use derivatives or other financial instruments to mitigate foreign currency risk, although we may do so in the future.

Interest Rate Risk

We are subject to interest rate risk to the extent we have variable-rate debt outstanding including under our Senior Credit Facilities. As of September 30, 2016, we had a $690.0 million variable-rate Term Loan due 2021 outstanding, which has an interest rate of 3.0% per year. An increase or decrease of 1/8% in our interest rate on the Term Loan will change our annualized interest expense by approximately $0.9 million. We do not currently use derivatives or other financial instruments to mitigate interest rate risk, although we may do so in the future.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

During the three months ended September 30, 2016, we issued 79,690 shares of our common stock to Videri Inc. (“Videri”) in connection with licenses and services received under a development and license agreement with Videri and J&M Holding Enterprises, Inc. The shares were issued without registration in reliance on the exemption afforded by Rule 506 of Regulation D and Section 4(a)(2) of the Securities Act of 1933, as amended, as a transaction not involving a public offering or general solicitation to accredited investors, with adequate Company information available.

Purchases of Equity Securities by the Issuer

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Remaining Authorizations
July 1, 2016 through July 31, 2016	—	$—	—	—
August 1, 2016 through August 31, 2016	—	—	—	—
September 1, 2016 through September 30, 2016	—	—	—	—
Total	—	—	—	—

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

Date: November 8, 2016

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