Form 10-K
period 2016-12-31
OUTFRONT Media Inc.
filed 2017-02-23
CIK 1579877

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐ Yes    ☒ No

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of June 30, 2016, the last business day of the registrant's most recently completed second fiscal quarter, was $3.3 billion based upon the closing price reported for such date on the New York Stock Exchange.

As of February 21, 2017, the number of shares outstanding of the registrant’s common stock was 138,464,048.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's Proxy Statement for the 2017 Annual Meeting of Stockholders are incorporated herein by reference into Part III of this Annual Report on Form 10-K where indicated. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant's fiscal year ended December 31, 2016.

OUTFRONT Media Inc.

Except as otherwise indicated or unless the context otherwise requires, all references in this Annual Report on Form 10-K to (i) “OUTFRONT Media,” “the Company,” “we,” “our,” “us” and “our company” mean OUTFRONT Media Inc., a Maryland corporation, and unless the context requires otherwise, its consolidated subsidiaries, and (ii) the “25 largest markets in the U.S.,” “over 150 markets in the U.S. and Canada” and “Nielsen Designated Market Areas” are based, in whole or in part, on Nielsen Media Research’s Designated Market Area rankings as of January 1, 2017.

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

Forward-looking statements involve numerous risks and uncertainties and you should not rely on them as predictions of future events. Forward-looking statements depend on assumptions, data or methods that may be incorrect or imprecise and may not be able to be realized. We do not guarantee that the transactions and events described will happen as described (or that they will happen at all). The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:

•	Declines in advertising and general economic conditions;

•	Competition;

•	Government regulation;

•	Our inability to increase the number of digital advertising displays in our portfolio or provide digital advertising displays to our customers;

•	Taxes, fees and registration requirements;

•	Our ability to obtain and renew key municipal contracts on favorable terms;

•	Decreased government compensation for the removal of lawful billboards;

•	Content-based restrictions on outdoor advertising;

•	Environmental, health and safety laws and regulations;

•	Seasonal variations;

•	Acquisitions and other strategic transactions that we may pursue could have a negative effect on our results of operations;

•	Dependence on our management team and other key employees;

•	The ability of our board of directors to cause us to issue additional shares of stock without stockholder approval;

•	Certain provisions of Maryland law may limit the ability of a third party to acquire control of us;

•	Our rights and the rights of our stockholders to take action against our directors and officers are limited;

•	Our substantial indebtedness;

•	Restrictions in the agreements governing our indebtedness;

•	Incurrence of additional debt;

•	Interest rate risk exposure from our variable-rate indebtedness;

•	Our ability to generate cash to service our indebtedness;

•	Cash available for distributions;

•	Hedging transactions;

•	Diverse risks in our Canadian business;

•	A breach of our security measures;

•	Changes in regulations and consumer concerns regarding privacy, information security and data, or any failure or perceived failure to comply with these regulations or our internal policies;

•	Asset impairment charges for goodwill;

•	Our failure to remain qualified to be taxed as a real estate investment trusts (“REIT”);

•	REIT distribution requirements;

•	Availability of external sources of capital;

•	We may face other tax liabilities even if we remain qualified to be taxed as a REIT;

•	Complying with REIT requirements may cause us to liquidate investments or forgo otherwise attractive opportunities;

•	Our ability to contribute certain contracts to a taxable REIT subsidiary (“TRS”);

•	Our planned use of TRSs may cause us to fail to remain qualified to be taxed as a REIT;

•	REIT ownership limits;

•	Complying with REIT requirements may limit our ability to hedge effectively;

•	Failure to meet the REIT income tests as a result of receiving non-qualifying income;

•	Even if we remain qualified to be taxed as a REIT, and we sell assets, we could be subject to tax on any unrealized net built-in gains in the assets held before electing to be treated as a REIT;

•	The Internal Revenue Service (the “IRS”) may deem the gains from sales of our outdoor advertising assets to be subject to a 100% prohibited transaction tax; and

•	Establishing an operating partnership as part of our REIT structure.

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

PART I

Item 1. Business.

Overview

OUTFRONT Media is a real estate investment trust (a “REIT”), which provides advertising space (“displays”) on out-of-home advertising structures and sites in the United States (the “U.S.”) and Canada. We are one of the largest providers of advertising space on out-of-home advertising structures and sites across the U.S. and Canada. Our inventory consists of billboard displays, which are primarily located on the most heavily traveled highways and roadways in top Nielsen Designated Market Areas (“DMAs”), and transit advertising displays operated under exclusive multi-year contracts with municipalities in large cities across the U.S. and Canada. We also have marketing and multimedia rights agreements with colleges, universities and other educational institutions, which entitle us operate on-campus advertising displays, as well as manage marketing opportunities, media rights and experiential entertainment at sports events. In total, we have displays in all of the 25 largest markets in the U.S. and over 150 markets in the U.S. and Canada. Our top market, high profile location focused portfolio includes sites such as the Bay Bridge in San Francisco, various locations along Sunset Boulevard in Los Angeles, and sites in and around both Grand Central Station and Times Square in New York. The breadth and depth of our portfolio provides our customers with a range of options to address their marketing objectives, from national, brand-building campaigns to hyper-local campaigns that drive customers to the advertiser’s website or retail location “one mile down the road.”

Using Geopath Out of Home Ratings, the out-of-home advertising industry’s audience measurement system, we provide advertisers with the size and demographic composition of the audience that is exposed to individual displays or a complete campaign. As part of our ON Smart Media technology development initiative, we are developing hardware and software solutions for enhanced demographic and location targeting, and engaging ways to connect with consumers on-the-go. Additionally, our OUTFRONT Mobile Network allows our customers to further leverage location targeting with interactive mobile advertising that uses geofence technology to push mobile ads to consumers within a pre-defined radius around a corresponding billboard display or other designated advertising location.

We believe out-of-home advertising continues to be an attractive form of advertising, as our displays are ALWAYS ON™, are always viewable and cannot be turned off, skipped, blocked or fast-forwarded. Further, out-of-home advertising can be an effective “stand-alone” medium, as well as an integral part of a campaign to reach audiences using multiple forms of media, including television, radio, print, online, mobile and social media advertising platforms. We provide our customers with a differentiated advertising solution at an attractive price point relative to other forms of advertising. In addition to leasing displays, we provide other value-added services to our customers, such as pre-campaign category research, consumer insights, creative design support, print production and post-campaign tracking and analytics, as well as use of a real-time mobile operations reporting system that facilitates proof of performance to customers for substantially all of our business.

We generally (i) own the physical billboard structures on which we display advertising copy for our customers, (ii) hold the legal permits to display advertising thereon and (iii) lease the underlying sites. These lease agreements have terms varying between one month and multiple years, and usually provide renewal options. We estimate that approximately 75% of our billboard structures in the United States are “legal nonconforming” billboards, meaning they were legally constructed under laws in effect at the time they were built, but could not be constructed under current laws. These structures are often located in areas where it is difficult or not permitted to build additional billboards under current laws, which enhances the value of our portfolio. We have a highly diversified portfolio of advertising sites. As of December 31, 2016, we had approximately 22,600 lease agreements with approximately 18,200 different landlords in the U.S. A substantial number of these lease agreements allow us to abate rent and/or terminate the lease agreement in certain circumstances, which may include where the structure is obstructed, where there is a change in traffic flow and/or where the advertising value of the sign structure is otherwise impaired, providing us with flexibility in renegotiating the terms of our leases with landlords in those circumstances.

We currently manage our operations through three operating segments—(1) U.S. Billboard and Transit, which is included in our U.S. Media reportable segment, (2) International and (3) Sports Marketing. International and Sports Marketing do not meet the criteria to be a reportable segment and accordingly, are both included in Other. Prior to April 1, 2016, our International operating segment included our advertising business in Canada and Latin America. On April 1, 2016, we sold all of our equity interest in certain of our subsidiaries (the “Disposition”), which held all of the assets of our outdoor advertising business in Latin America.

U.S. Media. Our U.S. Media segment generated 25% of its revenues in the New York City metropolitan area in 2016, 27% in 2015 and 23% in 2014, and generated 16% in the Los Angeles metropolitan area in 2016, 15% in 2015, and 13% in 2014. Our U.S. Media segment generated Revenues of $1.39 billion in 2016, $1.34 billion in 2015 and $1.16 billion in 2014, and Operating income before Depreciation, Amortization, Net (gain) loss on dispositions, Stock-based compensation, Restructuring charges, Loss on real estate assets held for sale and Acquisition costs (“Adjusted OIBDA”) of $473.8 million in 2016, $451.1 million in 2015 and $409.2 million in 2014.

Other (includes International and Sports Marketing). Other generated Revenues of $120.1 million in 2016, $169.5 million in 2015 and $191.3 million in 2014, and Adjusted OIBDA of $17.8 million in 2016, $24.3 million in 2015, and $31.3 million in 2014.

For additional information regarding our revenues, profits and assets by segment and by geographic area, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data.”

History

Our corporate history can be traced back to companies that helped to pioneer the growth of out-of-home advertising in the United States, such as Outdoor Systems, Inc., 3M National, Gannett Outdoor and TDI Worldwide Inc. In 1996, a predecessor of CBS Corporation (“CBS”) acquired TDI Worldwide Inc., which specialized in transit advertising. Three years later, a predecessor of CBS acquired Outdoor Systems, Inc., which represented the consolidation of the outdoor advertising assets of large national operators such as 3M National, Gannett Outdoor (and its Canadian assets held in the name Mediacom) and Vendor (a Mexican outdoor advertising company) and many local operators in the United States, Canada and Mexico. In 2008, CBS acquired International Outdoor Advertising Holdings Co., which operated outdoor advertising assets in Argentina, Brazil, Chile and Uruguay.

On April 2, 2014, the Company completed an initial public offering (the “IPO”) of its common stock under the name “CBS Outdoor Americas Inc.” On July 16, 2014, CBS completed a registered offer to exchange 97,000,000 shares of our common stock that were owned by CBS for outstanding shares of CBS Class B common stock (“the Exchange Offer”). In connection with the Exchange Offer, CBS disposed of all of its shares of our common stock and as of July 16, 2014, we were separated from CBS (the “Separation”) and were no longer a subsidiary of CBS. On July 16, 2014, in connection with the Separation, we ceased to be a member of the CBS consolidated tax group, and on July 17, 2014, we began operating as a REIT for U.S. federal income tax purposes.

On November 20, 2014, the Company changed its legal name to “OUTFRONT Media Inc.”, and its common stock began trading on the New York Stock Exchange under the ticker symbol “OUT.”

Acquisition and Disposition Activity

We regularly evaluate potential acquisitions, ranging from small transactions to larger acquisitions. On October 1, 2014, we completed the acquisition of certain outdoor advertising businesses of Van Wagner Communications, LLC, for $690.0 million in cash, plus working capital adjustments (the “Acquisition”).

On April 1, 2016, we completed the Disposition and received $82.0 million in cash plus working capital, which was subject to post-closing adjustments.

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

Growth Strategy

Continued Conversion to Digital Billboard Displays. The majority of our digital billboard displays were converted from traditional static billboard displays. Increasing the number of digital billboard displays in our most heavily trafficked locations is an important element of our organic growth strategy, as digital billboard displays have the potential to attract additional business from both new and existing customers. We believe digital billboard displays are attractive to our customers because they allow for the development of richer and more visually engaging messages, provide our customers with the flexibility to target audiences by time of day, to quickly launch new advertising campaigns, and eliminate or greatly reduce production costs. In addition, digital billboard displays enable us to run multiple advertisements on each display (up to eight per minute). As a result, digital billboard displays generate approximately four times more revenue per display on average than traditional static billboard displays, and digital billboard displays generate higher profits and cash flows than traditional static billboard displays. See “—Renovation, Improvement and Development.” We intend to spend a significant portion of our capital expenditures in the coming years to continue to increase the number of digital billboard displays in our portfolio.
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

Continued Adoption & Refinement of Audience Measurement Systems; Utilization of Data/Analytics. We believe the continued adoption and refinement of the out-of-home advertising industry’s audience measurement system, the “Geopath Out of Home Ratings,” will enhance the value of the out-of-home medium by providing customers with improved audience measurement and the ability to target by gender, age, ethnicity and income. New refinements, including the impact of speed (i.e. how quickly a vehicle passes an individual billboard unit), and the recent inclusion of transit metrics, are making the measurement system more robust. Additionally, as part of our ON Smart Media technology development initiative, we are developing a platform to enable us to utilize audience data and analytics for more effective ad targeting, which will factor location and time in addition to a more granular audience profile of our locations. By providing a consistent and standardized audience measurement metric, and overlaying increasingly available and reliable third-party data, we will be able to help advertisers impact increasingly mobile audiences with effective media plans in the out-of-home environment for both static and digital displays.

Our Portfolio of Outdoor Advertising Structures and Sites

Diversification by Customer

For the year ended December 31, 2016, no individual customer represented more than 2.8% of U.S. Media segment revenues. Therefore, we do not consider detailed information about any individual customer to be meaningful.

Diversification by Industry

The following table sets forth information regarding the diversification of U.S. Media segment revenues earned among different industries for 2016, 2015 and 2014. For 2016, as a result of our diverse base of customers in the United States, no single industry contributed more than 9% of our U.S. Media segment revenues.

	Percentage of Total U.S. Media Segment Revenues for the Year Ended December 31,
Industry	2016	2015	2014
Retail	9%	9%	10%
Television	8	9	9
Healthcare/Pharmaceuticals	7	7	8
Entertainment	6	6	7
Professional Services	6	6	6
Restaurants/Fast Food	6	6	6
Automotive	6	6	5
Telecom/Utilities	5	5	5
Computers/Internet	5	5	4
Movies	5	5	4
Financial Services	4	5	4
Casinos/Lottery	4	4	5
Travel/Leisure	4	4	4
Beer/Liquor	4	3	4
Education	3	4	4
Food/Non-Alcoholic Beverages	3	3	3
Real Estate Brokerage	2	2	2
Other(a)	13	11	10
Total	100%	100%	100%

(a)	No single industry in “Other” individually represents more than 2% of total revenues.

Diversification by Geography
Our advertising structures and sites are geographically diversified across 36 states and two countries, as well as Washington D.C. The following table sets forth information regarding the geographic diversification of our advertising structures and sites, which are listed in order of contributions to total revenue.

	Percentage of Total Revenues for the Year Ended December 31, 2016			Number of Displays as of December 31, 2016(a)
Location (Metropolitan Area)	Billboard	Transit and Other	Total	Billboard Displays	Transit and Other Displays	Total Displays	Percentage of Total Displays
New York, NY	12%	51%	23%	447	258,299	258,746	51%
Los Angeles, CA	15	13	14	4,682	47,280	51,962	10
Miami, FL	5	4	5	1,054	17,970	19,024	4
State of New Jersey	5	—	3	3,919	—	3,919	1
Houston, TX	4	1	3	1,154	178	1,332	<1
Detroit, MI	3	1	3	2,308	12,953	15,261	3
Washington D.C.	1	9	3	23	40,453	40,476	8
San Francisco, CA	4	1	3	1,355	13,225	14,580	3
Atlanta, GA	3	3	3	2,198	20,744	22,942	4
Chicago, IL	4	1	3	1,034	809	1,843	<1
Dallas, TX	3	1	3	752	592	1,344	<1
Tampa, FL	3	—	2	1,566	—	1,566	<1
Phoenix, AZ	2	1	2	1,765	485	2,250	<1
Orlando, FL	2	—	2	1,524	—	1,524	<1
St. Louis, MO	2	—	1	1,425	—	1,425	<1
All other United States	26	2	19	18,998	43,182	62,180	12
Sports marketing and other	—	9	3	—	1,280	1,280	<1
Total United States	94	97	95	44,204	457,450	501,654	98
Canada	5	3	4	5,761	4,075	9,836	2
Latin America	1	<1	1	—	—	—	—
Total International	6	3	5	5,761	4,075	9,836	2
Total	100%	100%	100%	49,965	461,525	511,490	100%

Total revenues (in millions)	$1,071.0	$442.9	$1,513.9

(a)	All displays, including those reserved for transit agency use.

The New York and Los Angeles metropolitan areas contributed 53% and 11%, respectively, of total transit and other revenues in each of 2015 and 2014. Los Angeles contributed 14% of total billboard revenues in 2015 and 11% of total billboard revenues in 2014. New York contributed 13% of total billboard revenues in 2015 and less than 10% of total billboard revenues in 2014.

For additional information regarding revenues for our billboard displays and transit and other displays, by segment, for the years ended December 31, 2016, 2015 and 2014, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data.”

Renovation, Improvement and Development

Most of our non-maintenance capital expenditures are directed towards new revenue-generating projects, such as the conversion of traditional static billboard displays to digital, the building of new digital displays and the enhancement of our billboard structures to enable us to charge premium rates. As of December 31, 2016, we had 713 digital billboard displays in the United States, representing approximately 2% of our total billboard displays in the United States. As of December 31, 2016, we had 68 digital billboards in Canada, representing approximately 1% of our total billboard displays outside of the United States. This compares to approximately 604 digital billboard displays in the United States and 73 outside of the United States as of December 31, 2015, and 511 digital billboards in the United States and 48 outside of the United States as of December 31, 2014. We have built or converted 65 new digital billboard displays in the United States and 11 outside of the United States in 2016, compared to 100 digital billboard displays added in the United States and 25 added outside of the United States in 2015, and 111 digital billboard displays added in the United States and 29 digital billboard displays added outside of the United States in 2014. Our total number of digital billboard displays is also impacted by acquisitions, dispositions, management agreements and lease wins/losses. Revenues related to digital billboards in the United States were $149.0 million and outside of the United States were $6.9 million in 2016, $127.6 million and $6.4 million in 2015, and $93.6 million and $3.8 million in 2014, respectively. As of December 31, 2016, our average initial investment required for a digital billboard display is approximately $240,000. Digital billboard displays generate approximately four times more revenue per display on average than traditional static billboard displays. Digital billboard displays also incur, on average, approximately two to three times more costs, including higher variable costs associated with the increase in revenue, than traditional static billboard displays. As a result, digital billboard displays generate higher profits and cash flows than traditional static billboard displays.  We intend to incur significant capital expenditures in the coming years to continue increasing the number of digital billboard and transit displays in our portfolio.

In 2016, we initiated a multi-year project to improve the quality of the illumination of our static billboard displays and to reduce our utility costs through the use of the most current LED lighting technology.

We routinely invest capital in the maintenance and repair of our billboard and transit structures. This includes safety initiatives and replaced displays, as well as new billboard components such as panels, sections, catwalks, lighting and ladders. Our maintenance capital expenditures were $18.5 million in 2016, $25.6 million in 2015 and $23.3 million in 2014.

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

Competition

The outdoor advertising industry is fragmented, consisting of a large number of companies operating on a national basis, including, among others, our company, Clear Channel Outdoor, Lamar, JCDecaux and Intersection, as well as hundreds of smaller regional and local companies operating a limited number of displays in a single or a few local geographic markets. We compete with these companies for both customers and structure and display locations. We also compete with other media, including online, mobile and social media advertising platforms and traditional platforms such as broadcast and cable television, radio, print media and direct mail marketers. In addition, we compete with a wide variety of out-of-home media, including advertising in shopping centers, airports, movie theaters, supermarkets and taxis. Advertisers compare relative costs of available media, including average cost per thousand impressions or “CPMs”, particularly when delivering a message to customers with distinct demographic characteristics. In competing with other media, the outdoor advertising industry relies on its relative cost efficiency and its ability to reach specific markets, geographic areas and/or demographics.

Seasonality

Our revenues and profits may fluctuate due to seasonal advertising patterns and influences on advertising markets. Typically, our revenues and profits are highest in the fourth quarter, during the holiday shopping season, and lowest in the first quarter, as advertisers cut back on spending following the holiday shopping season. We expect this trend to continue in the future.

Employees

As of December 31, 2016, we had 2,181 employees, of which 719 were sales personnel in the U.S. and 65 were Canadian sales personnel. As of December 31, 2016, 2,143 of our employees were full-time employees and 38 were part-time employees. Some of these employees are represented by labor unions and are subject to collective bargaining agreements.

Regulation

The outdoor advertising industry is subject to governmental regulation and enforcement at the federal, state and local levels in the United States and Canada. These regulations have a significant impact on the outdoor advertising industry and our business. The descriptions that follow are summaries and should be read in conjunction with the texts of the regulations described herein, which are subject to change. The descriptions do not purport to describe all present and proposed regulations affecting our businesses.

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

Municipal and county governments generally also have sign controls as part of their zoning laws and building codes, and many have adopted standards more restrictive than the federal requirements. Some state and local government regulations prohibit construction of new billboards and some allow new construction only to replace existing structures. Other state and local laws and regulations in the United States and Canada prohibit the relocation or modification of existing billboards, limit the ability to rebuild, replace, repair, maintain and upgrade “legal nonconforming” structures (billboards which conformed with applicable zoning regulations when built but which no longer conform to current zoning regulations), and impose restrictions on the construction, repair, maintenance, lighting, operation, upgrading, height, size, spacing and location of outdoor structures, and the use of new technologies such as digital signs. In addition, from time to time, third parties or local governments commence proceedings in which they assert that we own or operate structures that are not properly permitted or otherwise in strict compliance with applicable law.

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

Although state and local government authorities from time to time use the power of eminent domain to remove billboards, U.S. law requires payment of compensation if a state or political subdivision compels the removal of a lawful billboard along a primary or interstate highway that was built with federal financial assistance. Additionally, many states require similar compensation (or relocation) with regard to compelled removals of lawful billboards in other locations, although the methodology used to determine such compensation varies by jurisdiction. Some local governments have attempted to force removal of billboards after a period of years under a concept called amortization. Under this concept the governmental body asserts that just compensation has been earned by continued operation of the billboard over a period of time. In Canada, billboards may be expropriated for public purposes with compensation (or relocation) determined on a case-by-case basis. Thus far, we have generally been able to obtain satisfactory compensation for our billboards purchased or removed as a result of governmental action, although there is no assurance that this will continue to be the case in the future.

From time to time, legislation has been introduced in both the United States and Canada attempting to impose taxes on revenue from outdoor advertising or for the right to use outdoor advertising assets. Several jurisdictions have already imposed such taxes based on a percentage of our outdoor advertising revenue in that jurisdiction. In addition, some jurisdictions have taxed our personal property and leasehold interests in outdoor advertising locations using various other valuation methodologies. We expect the United States and Canada to continue to try to impose such taxes as a way of increasing their revenue. In recent years, outdoor advertising also has become the subject of other targeted taxes and fees.

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

A number of federal, state and local governments in the United States and Canada have implemented taxes (including taxes on revenues from outdoor advertising or for the right to use outdoor advertising assets), fees and registration requirements in an effort to decrease or restrict the number of outdoor advertising structures and sites or raise revenues, or both. Restrictions on outdoor advertising of certain products and services are or may be imposed by federal, state and local laws and regulations. For example, tobacco products have been effectively banned from outdoor advertising in all of the jurisdictions in which we currently do business.

As the owner or operator of various real properties and facilities, we must comply with various federal, state and local environmental, health and safety laws and regulations in the United States and Canada. We and our properties are subject to such laws and regulations related to the use, storage, disposal, emission and release of hazardous and nonhazardous substances and employee health and safety. Historically, with the exception of safety upgrades, we have not incurred significant expenditures to comply with these laws.

We intend to expand the deployment of digital billboards that display static digital advertising copy from various advertisers that change up to several times per minute. We have encountered some existing regulations in the United States and Canada that restrict or prohibit these types of digital displays. Furthermore, as digital advertising displays are introduced into the market on a large scale, existing regulations that currently do not apply to digital advertising displays by their terms could be revised to impose specific restrictions on digital advertising displays due to alleged concerns over, among other things, aesthetics or driver safety.

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

We may enter into multi-year contracts with municipalities and transit operators for the exclusive right to display advertising copy on the interior and exterior of rail and subway cars, buses, benches, trams, trains, transit shelters, street kiosks and transit platforms. We may also enter into marketing and multimedia rights agreements with colleges, universities and other educational institutions, which entitle us to operate on-campus advertising displays, as well as manage marketing opportunities, media rights and experiential entertainment at sports events. In addition, we may participate with third parties in property ownership through joint ventures or other types of co-ownership. We will not, however, enter into a joint venture or other partnership arrangement to make an investment that would not otherwise meet our investment policies.

Investments in acquired advertising structures and sites, directly or in connection with joint ventures, may be subject to existing mortgage financing and other indebtedness or to new indebtedness that may be incurred in connection with acquiring or refinancing these properties. We do not currently have any restrictions on the number or amount of mortgages that may be placed on any one advertising site or structure. Debt service on such financing or indebtedness will have a priority over any distributions with respect to our common stock.

Investments in Securities of or Interests in Persons Primarily Engaged in Real Estate Activities and Other Issuers. We may in the future invest in securities of other issuers, including REITs and entities engaged in real estate activities, directly or in connection with joint ventures. However, because we must comply with various requirements under the Internal Revenue Code of 1986, as amended (the “Code”) in order to maintain our qualification to be taxed as a REIT, including restrictions on the types of assets we may hold, the sources of our income and accumulation of earnings and profits, our ability to engage in certain acquisitions, such as acquisitions of C corporations, may be limited. We have not during the past three years, and we do not currently anticipate investing in securities of other issuers for the purpose of exercising control over such entities, acquiring any investments primarily for sale in the ordinary course of business, or holding any investments with a view to making short-term gains from their sale, but we may engage in these activities in the future.

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

The Company’s Charter (our “charter”) and the Company’s Amended and Restated Bylaws (our “bylaws”) do not limit the amount or percentage of indebtedness that we may incur, nor have we adopted any policies addressing this. The credit agreement, dated as of January 31, 2014 (the “Credit Agreement”), governing the Senior Credit Facilities, and the indentures governing the Notes contain, and any future debt agreements may contain, covenants that place restrictions on us and our subsidiaries. Our board of directors may limit our debt incurrence to be more restrictive than our debt covenants allow and from time to time may modify these restrictions in light of then-current economic conditions, relative costs of debt and equity capital, market values of our properties, general conditions in the market for debt and equity securities, fluctuations in the market price of our common stock, growth and acquisition opportunities and other factors. If these restrictions are relaxed, we could become more highly leveraged, resulting in an increased risk of default on our obligations and a related increase in debt service requirements. See “Item 1A. Risk Factors—Risks Related to Our Business and Operations.”

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

Company Securities Policies

In the future, we may issue debt securities (including senior securities), offer common stock, preferred stock, convertible securities or options to purchase common stock in exchange for property, and/or repurchase or otherwise reacquire our common stock or other securities in the open market or otherwise. Except in connection with the IPO, the Exchange Offer, the Formation Borrowings, the Acquisition Borrowings, the Add-on Notes, the E&P Purge, exchanges of publicly registered notes for privately issued notes, equity private placements relating to a license and development agreement and stock-based employee compensation, in the past three years, we have not offered or issued debt securities, common stock, preferred stock, convertible securities, options to purchase common stock or any other securities in exchange for property or any other purpose. Our board of directors has the authority, without further stockholder approval, to amend our charter to increase the number of authorized shares of our common stock or preferred stock and to authorize us to issue additional shares of common stock or preferred stock, in one or more series, including senior securities, in any manner, and on the terms and for the consideration it deems appropriate, subject to applicable laws and regulations. We have not engaged in trading, underwriting or agency distribution or sale of securities of other issuers and do not intend to do so.

We make available to our stockholders our Annual Report on Form 10-K, including our audited financial statements, and other required periodic reports filed with the Securities and Exchange Commission (the “SEC”). See “—Available Information.”

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

We derive our revenues from providing advertising space to customers on out-of-home advertising structures and sites. Our contracts with our customers generally cover periods ranging from four weeks to one year. A decline in the economic prospects of advertisers, the economy in general or the economy of any individual geographic market or industry, particularly a market or industry in which we conduct substantial business, such as the New York, Los Angeles and Miami metropolitan areas, and the retail, television and healthcare/pharmaceuticals industries, could alter current or prospective advertisers’ spending priorities. Disasters, acts of terrorism, political uncertainty, extraordinary weather events, hostilities and power outages could interrupt our ability to display advertising on our advertising structures and sites and lead to a reduction in economic certainty and advertising expenditures. Any reduction in advertising expenditures could harm our business, financial condition or results of operations. In addition, advertising expenditures by companies in certain sectors of the economy represent a significant portion of our revenues. See “Item 1. Business—Our Portfolio of Outdoor Advertising Structures and Sites.” Any political, economic, social or technological change resulting in a reduction in these sectors’ advertising expenditures could adversely affect our business, financial condition and results of operations. Further, advertising expenditure patterns may be impacted by any of these factors; for example, advertisers’ expenditures may be made with less advance notice and may become difficult to forecast from period to period.

We operate in a highly competitive industry.

The outdoor advertising industry is fragmented, consisting of a large number of companies operating on a national basis, such as our company, Clear Channel Outdoor, Lamar, JCDecaux and Intersection, as well as hundreds of smaller regional and local companies operating a limited number of displays in a single or a few local geographic markets. We compete with these companies for both customers and display locations. If our competitors offer advertising displays at rates below the rates we charge our customers, we could lose potential customers and could be pressured to reduce our rates below those currently charged to retain customers, which could have an adverse effect on our business, financial condition and results of operations. A majority of our display locations are leased, and a significant portion of those leases are month-to-month or have a short remaining term. If our competitors offer to lease display locations at rental rates higher than the rental rates we offer, we could lose display locations and could be pressured to increase rental rates above those we currently pay to site landlords, which could have an adverse effect on our business, financial condition and results of operations.

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

The outdoor advertising industry is subject to governmental regulation and enforcement at the federal, state and local levels in the United States and Canada. These regulations have a significant impact on the outdoor advertising industry and our business. See “Item 1. Business—Regulation.” Regulations and proceedings have made it increasingly difficult to develop new outdoor advertising structures and sites. If there are changes in laws and regulations affecting outdoor advertising at any level of government, if there is an increase in the enforcement of regulations or allegations of noncompliance or if we are unable to resolve allegations, our structures and sites could be subject to removal or modification. If we are unable to obtain acceptable arrangements or compensation in circumstances in which our structures and sites are subject to removal or modification, it could have an adverse effect on our business, financial condition and results of operations. In addition, governmental regulation of advertising displays could limit our installation of additional advertising displays, restrict advertising displays to governmentally controlled sites or permit the installation of advertising displays in a manner that benefits our competitors disproportionately, any of which could have an adverse effect on our business, financial condition and results of operations.

Our inability to increase the number of digital advertising displays in our portfolio or provide digital advertising displays to our customers could have an adverse effect on our business, financial condition and results of operations.

Our ability to increase the number of digital advertising displays in our portfolio is subject to governmental laws and regulations. For example, in January 2013, Scenic America, Inc., a nonprofit membership organization, filed a lawsuit against the U.S. Department of Transportation and the Federal Highway Administration alleging, among other things, that the Federal Highway Administration exceeded its authority when, in 2007, the Federal Highway Administration issued guidance to assist its division offices in evaluating state regulations that authorize the construction and operation of digital billboards. The case was dismissed in June 2014, and the dismissal was upheld by the federal appellate court. If the Federal Highway Administration guidance is ever vacated as a result of a similar challenge, the Federal Highway Administration could then elect to undertake rulemaking or other new administrative action with respect to digital billboard displays that, if enacted in a way that places additional restrictions on digital billboards, could also have an adverse effect on our business, financial condition and results of operations.

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

We rely on third parties to manufacture digital displays, and if we are not able to engage third parties on reasonable pricing or other terms, due to the insufficient capacity of a particular manufacturer, market-wide supply shortages or otherwise, or if the third parties that we engage fail to meet their obligations, we may not be able to fulfill our contractual commitments, which could have an adverse effect on our business, financial condition and results of operations. In addition, if the quality of the digital displays that we provide do not meet our customers’ expectations, or are found to be defective, then we may incur financial liability and our business and reputation could be adversely affected.

Taxes, fees and registration requirements may reduce our profits or expansion opportunities.

A number of federal, state and local governments in the United States and Canada have implemented or initiated taxes (including taxes on revenue from outdoor advertising or for the right to use outdoor advertising assets), fees and registration requirements in an effort to decrease or restrict the number of outdoor advertising structures and sites or raise revenue, or both. For example, a tax was imposed on the outdoor advertising industry in Toronto. These efforts may continue, and, if we are unable to pass on the cost of these items to our customers, the increased imposition of these measures could have an adverse effect on our business, financial condition and results of operations.

The success of our transit advertising business is dependent on obtaining and renewing key municipal contracts on favorable terms.

Our transit shelter and transit systems businesses require us to obtain and renew contracts with municipalities and other governmental entities. All of these contracts have fixed terms and generally provide for payments to the governmental entity of a revenue share and/or a guaranteed minimum annual payment, and some may require us to incur capital expenditures. When these contracts expire, we generally must participate in highly competitive bidding processes in order to obtain a new contract. Our inability to successfully obtain or renew these contracts on favorable economic terms or at all could have an adverse effect on our financial condition and results of operations. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview—Business Environment.” In addition, the loss of a key municipal contract in one location could adversely affect our ability to compete in other locations by reducing our scale and ability to offer customers multiregional and national advertising campaigns. These factors could have an adverse effect on our business, financial condition and results of operations.

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

Restrictions on outdoor advertising of certain products and services are or may be imposed by federal, state and local laws and regulations. For example, tobacco products have been effectively banned from outdoor advertising in all of the jurisdictions in which we currently do business. In addition, state and local governments in some cases limit outdoor advertising of alcohol, which represented 4% of our U.S. Media segment revenues in 2016, 3% in 2015 and 4% in 2014. Legislation regulating out-of-home advertising due to content-based restrictions could cause a reduction in our revenues from leasing advertising space on outdoor advertising displays that display such advertisements and a simultaneous increase in the available space on the existing inventory of billboards in the outdoor advertising industry, which could have an adverse effect on our business, financial condition and results of operations.

Environmental, health and safety laws and regulations may limit or restrict some of our operations.

As the owner or operator of various real properties and facilities, we must comply with various federal, state and local environmental, health and safety laws and regulations in the United States and Canada. We and our properties are subject to such laws and regulations related to the use, storage, disposal, emission and release of hazardous and nonhazardous substances and employee health and safety. Historically, with the exception of safety upgrades, we have not incurred significant expenditures to comply with these laws. However, additional laws that may be passed in the future, or a finding of a violation of or liability under existing laws, could require us to make significant expenditures and otherwise limit or restrict some of our operations, which could have an adverse effect on our business, financial condition and results of operations.

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

As of December 31, 2016, we had total indebtedness of approximately $2.2 billion (consisting of the Term Loan and the Notes with outstanding aggregate principal balances of $660.0 million and $1.5 billion, respectively) and undrawn commitments under the Revolving Credit Facility of $425.0 million, excluding $31.7 million of letters of credit issued against the Revolving Credit Facility. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

Our level of debt could have important consequences, including:

•	making it more difficult for us to satisfy our obligations with respect to the Notes and our other debt;

•
requiring us to dedicate a substantial portion of our cash flow from operations to payments on indebtedness, thereby reducing the availability of cash flow to fund acquisitions, working capital, capital expenditures, and strategic business development efforts and other corporate purposes;

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

In addition, the Credit Agreement has a financial covenant that requires us to maintain a Consolidated Net Secured Leverage Ratio (as described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources”). Our ability to meet this financial covenant may be affected by events beyond our control.

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

A breach of the covenants under the Credit Agreement or either of the indentures governing the Notes, including the inability to repay any amounts due and payable, could result in an event of default under the applicable agreement. Such a default would allow the lenders under the Senior Credit Facilities and holders of the Notes to accelerate the repayment of such debt and may result in the acceleration of the repayment of any other debt to which a cross-acceleration or cross-default provision applies. In the event our creditors accelerate the repayment of our borrowings, we and our subsidiaries may not have sufficient assets to repay that indebtedness. An event of default under the Credit Agreement would also permit the lenders under the Senior Credit Facilities and any other secured creditors to proceed against the collateral that secures such indebtedness, and terminate all other commitments to extend additional credit to us. Any of these events could have an adverse effect on our business, financial condition and results of operations.

Despite our substantial indebtedness level, we and our subsidiaries may be able to incur substantially more indebtedness, including secured indebtedness. This could further exacerbate the risks to our financial condition described above.

We and our subsidiaries may incur significant additional indebtedness in the future, including secured indebtedness. Although the indentures governing the Notes and the Credit Agreement contain restrictions on the incurrence of additional indebtedness and additional liens, these restrictions will be subject to a number of qualifications and exceptions, and the additional indebtedness, including secured indebtedness, incurred in compliance with these restrictions could be substantial. If we incur any additional indebtedness that ranks equally with the Notes and/or our Senior Credit Facilities, subject to collateral arrangements, the holders of that debt will be entitled to share ratably with existing holders of our debt in any proceeds distributed in connection with any insolvency, liquidation, reorganization, dissolution or other winding up of our business. This may have the effect of reducing the amount of proceeds paid to existing shareholders. These restrictions also will not prevent us from incurring obligations that do not constitute indebtedness. If new debt is added to our current debt levels, the related risks that we now face would increase.

Our variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly.

Borrowings under the Senior Credit Facilities are at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness will increase even though the amount borrowed remains the same, and our net income and cash flows will correspondingly decrease. At our level of indebtedness, as of December 31, 2016, each 1/4% change in interest rates on our variable rate indebtedness would have resulted in a $1.7 million change in annual estimated interest expense. This amount will increase due to any borrowings we make under our Revolving Credit Facility. In the future, we may enter into interest rate swaps that involve the exchange of floating for fixed rate interest payments in order to reduce future interest rate volatility. However, we may not elect to maintain such interest rate swaps with respect to any of our variable rate indebtedness, and any swaps we enter into may not fully mitigate our interest rate risk.

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

We face diverse risks in our Canadian business, which could adversely affect our business, financial condition and results of operations.

Our Canadian business contributed approximately $67.3 million to total revenues in 2016, approximately $71.7 million to total revenues in 2015 and approximately $82.5 million to total revenues in 2014. Inherent risks in our Canadian business activities could decrease our Canadian sales and have an adverse effect on our business, financial condition and results of operations. These risks include potentially unfavorable Canadian economic conditions, political conditions or national priorities, Canadian government regulation and changes in such regulation, violations of applicable anti-corruption laws or regulations, potential expropriation of assets by the Canadian government, the failure to bridge cultural differences and limited or prohibited access to our Canadian operations and the support they provide. We may also have difficulty repatriating profits or be adversely affected by exchange rate fluctuations in our Canadian business.

If our security measures are breached, our services may be perceived as not being secure, users and customers may curtail or stop using our services, and we may incur significant legal and financial exposure.

Although we have implemented physical and electronic security measures designed to protect against the loss, misuse and alteration of our websites, digital assets and proprietary business information as well as consumer, business partner and advertiser personally identifiable information, no security measures are perfect and impenetrable and we may be unable to anticipate or prevent unauthorized access. A security breach could occur due to the acts or omissions of third parties, employee error, malfeasance, system errors or vulnerabilities, or otherwise. If an actual or perceived breach of our security occurs, we could lose competitively sensitive business information or suffer disruptions to our business operations. In addition, the public perception of the effectiveness of our security measures or services could be harmed, we could lose business partners and advertisers, and we could suffer significant legal and financial exposure in connection with remediation efforts, investigations and legal proceedings and changes in our security and system protection measures.

Changes in regulations and consumer concerns regarding privacy, information security and data, or any failure or perceived failure to comply with these regulations or our internal policies, could negatively impact our business.

We collect and utilize demographic and other information from and about consumers, business partners, advertisers and website users. We are subject to numerous federal, state, local and foreign laws, rules and regulations as well as industry standards and regulations regarding privacy, information security, data and consumer protection, among other things. Many of these laws and industry standards and regulations are still evolving and changes in the nature of the data that we purchase and/or collect, and the ways that data is permitted to be collected, stored, used and/or shared may negatively impact the way that we are able to conduct business. In addition, changes in consumer expectations and demands regarding privacy, information security and data may result in further restrictions on the nature of the data that we purchase and/or collect, and the ways we collect, use, disclose and derive economic value from data that we purchase and/or collect, and may limit our ability to offer targeted advertising opportunities to our business partners and advertisers. Although we monitor regulatory changes and have implemented internal policies and procedures designed to comply with all applicable laws, rules, industry standards and regulations, any failure or perceived failure by us to comply with applicable regulatory requirements or our internal policies related to privacy, information security, data and/or consumer protection could result in a loss of confidence, a loss of goodwill, damage to our brand, loss of business partners and advertisers, adverse regulatory proceedings and/or civil litigation, which could negatively impact our business.

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

As a result of the REIT organizational and operational requirements described above, we may not be able to fund future capital needs, including any necessary acquisition financing, solely from operating cash flows. Consequently, we expect to rely on third-party capital market sources for debt or equity financing to fund our business strategy. In addition, we will likely need third-party capital market sources to refinance our indebtedness at maturity. Continued or increased turbulence in the United States or international financial markets and economies could adversely impact our ability to replace or renew maturing liabilities on a timely basis or access the capital markets to meet liquidity and capital expenditure requirements and may result in adverse effects on our business, financial condition and results of operations. As such, we may not be able to obtain financing on favorable terms or at all. Our access to third-party sources of capital also depends, in part, on:

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

In addition to the assets tests set forth above, to remain qualified to be taxed as a REIT for U.S. federal income tax purposes, we must continually satisfy tests concerning, among other things, the sources of our income, the amounts we distribute to our stockholders and the ownership of our stock. We may be unable to pursue investments that would be otherwise advantageous to us in order to satisfy the source-of-income or asset-diversification requirements for qualifying to be taxed as a REIT. Accordingly, compliance with the REIT requirements may hinder our ability to make certain attractive investments.

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

Following our REIT election, we owned appreciated assets that were held by a C corporation and were acquired by us in a transaction in which the adjusted tax basis of the assets in our hands was determined by reference to the adjusted tax basis of the assets in the hands of the C corporation. If we dispose of any such appreciated assets in a taxable transaction during the 5-year period following our acquisition of the assets from the C corporation (i.e., during the 5-year period ending July 17, 2019), we will be subject to tax at the highest corporate tax rates on any gain from such assets to the extent of the excess of the fair market value of the assets on the date that they were acquired by us (i.e., at the time that we became a REIT) over the adjusted tax basis of such assets on such date, which are referred to as built-in gains. We would be subject to this tax liability even if we maintain our status as a REIT. Any recognized built-in gain will retain its character as ordinary income or capital gain and will be taken into account in determining REIT taxable income and our distribution requirement for the year such gain is recognized. Any tax on the recognized built-in gain will reduce REIT taxable income. We may choose not to sell in a taxable transaction appreciated assets that we might otherwise sell during the 5-year period in which the built-in gain tax applies in order to avoid the built-in gain tax. However, there can be no assurances that such a taxable transaction will not occur. If we sell such assets in a taxable transaction, the amount of corporate tax that we will pay will vary depending on the actual amount of net built-in gain present in those assets as of the time we became a REIT. The amount of tax could be significant.

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

In addition, if we establish an operating partnership as part of our REIT structure, we may acquire certain assets by issuing units in our operating partnership in exchange for an asset owner contributing such assets to the partnership or a subsidiary. If we enter into such transactions, in order to induce the contributors of such assets to accept units in our operating partnership, rather than cash, in exchange for their assets, it may be necessary for us to provide them additional incentives. For instance, our operating partnership’s limited partnership or limited liability company agreement may provide that any unitholder of our operating partnership may be entitled to receive cash or equity distributions on its units, as well as exchange units for cash equal to the value of an equivalent number of shares of our common stock or, at our option, for shares of our common stock on a one-for-one basis. We may also enter into additional contractual arrangements with asset contributors under which we would agree to repurchase a contributor’s units for shares of our common stock or cash, at the option of the contributor, at set times. If the contributor received cash distributions on its units and/or required us to repurchase units for cash, it would limit our liquidity and thus our ability to use cash to make other investments, distributions to stockholders, debt service payments, or satisfy other obligations. Moreover, if we were required to repurchase units for cash at a time when we did not have sufficient cash to fund the repurchase, we might be required to sell one or more assets to raise funds to satisfy this obligation. Furthermore, we might agree that if distributions the contributor received as a unitholder in our operating partnership did not provide the contributor with a defined return, then upon redemption of the contributor’s units we would pay the contributor an additional amount necessary to achieve that return. Such a provision could further negatively impact our liquidity and flexibility. Finally, in order to allow a contributor of assets to defer taxable gain on the contribution of assets to our operating partnership, we might agree not to sell a contributed asset for a defined period of time or until the contributor exchanged the contributor’s units for cash or shares. Such an agreement would prevent us from selling those properties, even if market conditions made such a sale favorable to us.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our principal executive offices, which we lease, are located at 405 Lexington Avenue, 17th Floor, New York, NY 10174. We and our subsidiaries also own and lease office and warehouse space throughout the United States and Canada. We consider our properties adequate for our present needs, and adequately covered by insurance.

In the United States and Canada, we primarily lease our outdoor advertising sites, but, in a few cases, we own or hold permanent easements on our outdoor advertising sites. These lease agreements have terms varying between one month and multiple years, with an average term of eight years, and usually provide renewal options. Our lease agreements generally allow us to use the land for the construction, repair and relocation of outdoor advertising structures, including all rights necessary to access and maintain the site. Approximately 69% of our leases will expire or be subject to renewal in the next 5 years, 20% will expire or be subject to renewal in 6 to 10 years and 11% will expire or be subject to renewal in more than 10 years. There is no significant concentration of outdoor advertising sites under any one lease or with any one landlord. An important part of our business activity is to manage our lease portfolio and negotiate suitable lease renewals and extensions. For further information regarding our outdoor advertising sites and structures, see “Item 1. Business—Our Portfolio of Outdoor Advertising Structures and Sites” and “Item 1. Business—Renovation, Improvement and Development.”

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

(per share)	High	Low	Dividends Declared
2016:
First Quarter	$22.10	$18.01	$0.34
Second Quarter	24.24	20.54	0.34
Third Quarter	24.32	20.72	0.34
Fourth Quarter	25.47	21.06	0.34

2015:
First Quarter	$31.49	$25.71	$0.40	(a)
Second Quarter	30.13	25.21	0.34
Third Quarter	28.38	20.63	0.34
Fourth Quarter	24.44	20.42	0.34

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

On February 21, 2017, the closing price of our common stock on the NYSE was $27.33 per share.

Holders

As of February 21, 2017, we had 248 holders of record of our common stock.

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

Distributions that we make will be authorized and determined by our board of directors in its sole discretion out of assets legally available therefor. While we anticipate maintaining relatively stable distribution(s) during each year, the amount, timing and frequency of distributions will be at the sole discretion of the board of directors, and distributions will be declared based upon various factors, including but not limited to: future taxable income, limitations contained in our debt instruments (such as restrictions on distributions in excess of the minimum amount required to maintain our status as a REIT and on the ability of our subsidiaries to distribute cash to the Company), debt service requirements, our results of operations, our financial condition, our operating cash inflows and outflows, including capital expenditures and acquisitions, limitations on our ability to use cash generated in the TRSs to fund distributions and applicable law. See “Item 1A. Risk Factors,” “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” and “Item 8. Financial Statements and Supplementary Data.” We may need to increase our borrowings in order to fund our intended distributions. We expect that, at least initially, our distributions may exceed our net income, due, in part, to noncash expenses included in net income (loss).

We anticipate that our distributions generally will be taxable as ordinary income to our stockholders, although we may designate a portion of the distributions as qualified dividend income or capital gain dividends or a portion of the distributions may constitute a return of capital or be taxable as capital gain. We furnish annually to each of our stockholders a statement setting forth distributions paid during the preceding year and their characterization as ordinary income dividends, return of capital, qualified dividends, income or capital gain dividends or non-dividend distributions. 100% of the dividends we distributed in 2016 should be considered ordinary income by our stockholders for tax purposes.

On February 25, 2016, we announced that our board of directors had authorized a quarterly cash dividend of $0.34 per share on our common stock, which was paid on March 31, 2016, to stockholders of record at the close of business on March 10, 2016.

On April 28, 2016, we announced that our board of directors had authorized a quarterly cash dividend of $0.34 per share on our common stock, which was paid on June 30, 2016, to stockholders of record at the close of business on June 10, 2016.

On July 27, 2016, we announced that our board of directors had authorized a quarterly cash dividend of $0.34 per share on our common stock, which was paid on September 30, 2016, to stockholders of record at the close of business on September 9, 2016.

On October 27, 2016, we announced that our board of directors had authorized a quarterly cash dividend of $0.34 per share on our common stock, which was paid on December 30, 2016, to stockholders of record at the close of business on December 9, 2016.

On February 22, 2017, we announced that our board of directors approved a quarterly cash dividend of $0.36 per share on our common stock, payable on March 31, 2017, to stockholders of record at the close of business on March 10, 2017.

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

The performance graph assumes $100 invested on March 28, 2014, in OUTFRONT Media Inc.’s common stock, Lamar Advertising Company’s common stock, Clear Channel Outdoor Holdings, Inc.’s common stock, the S&P 500, the S&P 500 Media Industry Index, and the FTSE NAREIT All Equity REITs Index, including the reinvestment of dividends, through the calendar year ended December 31, 2016.

	Mar. 28, 2014	Dec. 31, 2014	Dec. 31, 2015	Dec. 31, 2016
OUTFRONT Media Inc.	$100.00	$110.12	$94.82	$114.66
Lamar Advertising Company	100.00	108.99	127.89	150.48
Clear Channel Outdoor Holdings, Inc.	100.00	123.81	65.36	91.96
S&P 500	100.00	112.56	114.12	127.77
S&P 500 Media Industry Index(a)	100.00	115.65	110.68	127.97
FTSE NAREIT All Equity REITs Index	100.00	118.77	122.12	132.66

(a)
The S&P 500 Media Industry Index consists of the following companies: CBS Corporation; Charter Communications, Inc.; Comcast Corporation; Discovery Communications, Inc.; Interpublic Group of Companies Inc.; News Corporation; Omnicom Group Inc.; Scripps Networks Interactive, Inc.; TEGNA, Inc.; Time Warner Inc.; Twenty-First Century Fox, Inc.; Viacom Inc.; and Walt Disney Company.

Unregistered Sales of Equity Securities

None.

Purchases of Equity Securities by the Issuer

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Remaining Authorizations
October 1, 2016 through October 31, 2016	—	$—	—	—
November 1, 2016 through November 30, 2016	—	—	—	—
December 1, 2016 through December 31, 2016	—	—	—	—
Total	—	—	—	—

Item 6. Selected Financial Data.

The following table sets forth our selected historical consolidated financial data for the periods presented. The selected historical consolidated statements of operations and cash flow data for each of the years ended December 31, 2016, 2015 and 2014 and the selected historical consolidated balance sheet data as of December 31, 2016 and 2015, have been derived from our audited consolidated financial statements for such years, which are included in this Annual Report on Form 10-K. The selected historical consolidated statements of operations and cash flow data for the year ended December 31, 2013 and 2012 and the selected historical consolidated balance sheet information as of December 31, 2014, 2013 and 2012 have been derived from our audited historical consolidated financial statements, which are not included in this Annual Report on Form 10-K.

Our historical consolidated financial data for 2013 and 2012 have been presented on a “carve-out” basis from CBS’s consolidated financial statements using the historical results of operations, cash flows, assets and liabilities attributable to CBS’s Outdoor Americas operating segment and include allocations of expenses from CBS. These allocations reflect significant assumptions, and the selected historical consolidated financial information set forth below and the financial statements included elsewhere in this Annual Report on Form 10-K do not necessarily reflect what our results of operations, financial condition or cash flows would have been if we had operated as a stand-alone company during the periods presented, and, accordingly, such information should not be relied upon as an indicator of our future performance, financial condition or liquidity.

You should read the following information together with “Item 1A. Risk Factors,” “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data.”

	Year Ended December 31,
(in millions, except per share amounts)	2016(a)	2015	2014	2013	2012
Statement of Operations data:
Revenues	$1,513.9	$1,513.8	$1,353.8	$1,294.0	$1,284.6

Adjusted OIBDA(c)	$449.0	$437.6	$413.4	$414.8	$408.4
Less:
Stock-based compensation(d)	18.0	15.2	10.4	7.5	5.7
Restructuring charges	2.5	2.6	9.8	—	2.5
Acquisition costs	—	—	10.4	—	—
Loss on real estate assets held for sale(b)	1.3	103.6	—	—	—
Net (gain) loss on dispositions	(1.9)	0.7	(2.5)	(27.3)	2.2
Depreciation	108.9	113.7	107.2	104.5	105.9
Amortization	115.3	115.4	95.0	91.3	90.9
Operating income	$204.9	$86.4	$183.1	$238.8	$201.2
Interest expense, net	$(113.8)	$(114.8)	$(84.8)	$—	$—
Benefit (provision) for income taxes	$(5.4)	$(5.4)	$206.0	$(96.6)	$(89.0)
Net income (loss)	$90.9	$(29.4)	$306.9	$143.5	$113.4
Net income (loss) per weighted average shares outstanding(e):
Basic	$0.66	$(0.21)	$2.69	$1.26	$0.99
Diluted	$0.66	$(0.21)	$2.67	$1.25	$0.99
Dividends declared per common share	$1.36	$1.42	$5.67	$—	$—
Funds from operations (“FFO”)(g)	$280.4	$272.2	$483.9	$299.5	$288.0
Adjusted FFO (“AFFO”)(g)	$294.5	$268.1	$235.7	$263.1	$269.4
Balance sheet data (at period end):
Property and equipment, net	$665.0	$701.7	$782.9	$755.4	$807.9
Total assets(f)	$3,738.5	$3,815.5	$3,991.4	$3,355.5	$3,464.9
Current liabilities	$251.5	$265.6	$255.2	$212.2	$205.6
Long-term debt, net(f)	$2,136.8	$2,222.0	$2,166.1	$—	$—
Total stockholders’ equity/invested equity	$1,232.9	$1,212.6	$1,445.5	$2,754.4	$2,843.9
Cash flow data:
Cash flow provided by operating activities	$287.1	$293.1	$262.8	$281.1	$305.9
Capital expenditures:
Growth	$40.9	$33.6	$40.9	$37.2	$34.2
Maintenance	18.5	25.6	23.3	23.7	14.0
Total capital expenditures	$59.4	$59.2	$64.2	$60.9	$48.2

(a)
In 2016, we sold all of our equity interest in certain of our subsidiaries, which held all of the assets of our outdoor advertising business in Latin America. (See Item 8., Note 12. Acquisitions and Dispositions: Dispositions to the Consolidated Financial Statements).

(b)
In 2015, we recorded a non-cash loss on real estate assets held for sale. This non-cash loss is primarily comprised of the impact of including unrecognized foreign currency translation adjustment losses in the carrying value of assets held for sale. (See Item 8., Note 12. Acquisitions and Dispositions: Dispositions to the Consolidated Financial Statements).

(c)
Adjusted OIBDA is a non-GAAP financial measure. We calculate “Adjusted OIBDA” as Operating income (loss) before Depreciation, Amortization, Net (gain) loss on dispositions, Stock-based compensation, Restructuring charges, Loss on real estate assets held for sale and Acquisition costs. We use Adjusted OIBDA to evaluate our operating performance. Adjusted OIBDA is among the primary measures we use for managing our business, evaluating our operating performance and planning and forecasting future periods, as it is an important indicator of our operational strength and business performance. Our management believes users of our financial data are best served if the information that is made available to them allows them to align their analysis and evaluation of our operating results along the same lines that our management uses in managing, planning and executing our business strategy. Our management also believes that the presentation of Adjusted OIBDA, as a supplemental measure, is useful in evaluating our business because eliminating certain non-comparable items highlight operational trends in our business that may not otherwise be apparent when relying solely on GAAP financial measures. It is management’s opinion that this supplemental measure provides users of our financial data with an important perspective on our operating performance and also makes it easier for users of our financial data to compare our results with other companies that have different financing and capital structures or tax rates. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for further information about Adjusted OIBDA.

(d)	Stock-based compensation in 2014, excludes $5.6 million recorded as Restructuring charges.

(e)
Net income per weighted average share outstanding for 2014, 2013 and 2012 was calculated based on weighted average shares outstanding for 2014 of 114.3 million for basic earnings (loss) per share (“EPS”) and 114.8 million for diluted EPS.

(f)
During 2016, we adopted the Financial Accounting Standards Board’s principles-based guidance addressing the recognition of debt issuance costs related to a recognized debt liability. We elected to adopt the guidance on a retrospective basis. As a result, $29.7 million from Total assets was reclassified to Long-term debt, net, as of December 31, 2015, and $32.2 million from Total assets was reclassified to Long-term debt, net, as of December 31, 2014.

(g)
We calculate FFO in accordance with the definition established by NAREIT. FFO reflects net income (loss) adjusted to exclude gains and losses from the sale of real estate assets, depreciation and amortization of real estate assets, amortization of direct lease acquisition costs, the non-cash effect of loss on real estate assets held for sale and the same adjustments for our equity-based investments, as well as the related income tax effect of adjustments, as applicable. We calculate AFFO as FFO adjusted to include cash paid for direct lease acquisition costs as such costs are generally amortized over a period ranging from four weeks to one year and therefore are incurred on a regular basis. AFFO also includes cash paid for maintenance capital expenditures since these are routine uses of cash that are necessary for our operations. In addition, AFFO excludes costs related to the Acquisition and restructuring charges, as well as certain non-cash items, including non-real estate depreciation and amortization, stock-based compensation expense, accretion expense, the non-cash effect of straight-line rent and amortization of deferred financing costs, and the non-cash portion of income taxes, as well as the related income tax effect of adjustments, as applicable. Our calculation of AFFO was revised in 2016 to adjust for the non-cash portion of income taxes instead of adjusting for current or deferred income taxes, as management believes that this calculation of AFFO is more consistent with AFFO presented by other REITs and analyzed by users of our financial data. This change is reflected in the calculation of AFFO for all prior periods presented. We use FFO and AFFO measures for managing our business and for planning and forecasting future periods, and each is an important indicator of our operational strength and business performance, especially compared to other REITs. Our management believes users of our financial data are best served if the information that is made available to them allows them to align their analysis and evaluation of our operating results along the same lines that our management uses in managing, planning and executing our business strategy. Our management also believes that the presentations of FFO and AFFO, as supplemental measures, are useful in evaluating our business because adjusting results to reflect items that have more bearing on the operating performance of REITs highlight trends in our business that may not otherwise be apparent when relying solely on GAAP financial measures. It is management’s opinion that these supplemental measures provide users of our financial data with an important perspective on our operating performance and also make it easier to compare our results to other companies in our industry, as well as to REITs. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for further information about FFO and AFFO.

The following table presents a reconciliation of Net income (loss) to FFO and AFFO:

	Year Ended December 31,
(in millions)	2016	2015	2014	2013	2012
Net income (loss)(1)	$90.9	$(29.4)	$306.9	$143.5	$113.4
Depreciation of billboard advertising structures	98.2	104.9	99.6	97.5	98.8
Amortization of real estate-related intangible assets	52.9	55.8	44.9	43.2	42.5
Amortization of direct lease acquisition costs	38.2	36.3	33.8	30.9	31.1
Loss on real estate assets held for sale	1.3	103.6	—	—	—
Net (gain) loss on dispositions of billboard advertising structures	(1.9)	0.7	(2.5)	(27.3)	2.2
Adjustment related to equity-based investments	0.7	0.7	0.8	0.8	0.9
Income tax effect of adjustments(2)	0.1	(0.4)	0.4	10.9	(0.9)
FFO	280.4	272.2	483.9	299.5	288.0
Non-cash portion of income taxes	4.2	(0.4)	(259.0)	(16.2)	(7.5)
Cash paid for direct lease acquisition costs	(37.0)	(35.9)	(32.8)	(31.6)	(30.9)
Maintenance capital expenditures	(18.5)	(25.6)	(23.3)	(23.7)	(14.0)
Restructuring charges - severance	2.5	2.6	4.2	—	—
Acquisition costs	—	—	10.4	—	—
Other depreciation	10.7	8.8	7.6	7.0	7.1
Other amortization	24.2	23.3	16.3	17.2	17.3
Stock-based compensation	18.0	15.2	16.0	7.5	5.7
Non-cash effect of straight-line rent	1.3	(0.3)	(0.2)	1.2	1.2
Accretion expense	2.4	2.5	2.3	2.2	2.5
Amortization of deferred financing costs	6.4	6.3	12.1	—	—
Income tax effect of adjustments(3)	(0.1)	(0.6)	(1.8)	—	—
AFFO	$294.5	$268.1	$235.7	$263.1	$269.4

(1)
Our net income (loss) reflects our tax status as a regular domestic C corporation for U.S. federal income tax purposes through July 16, 2014. On July 17, 2014, we began operating as a REIT for U.S. federal income tax purposes. We incurred an income tax expense of $5.4 million in each of 2016 and 2015, realized an income tax benefit of $206.0 million in 2014, and incurred an income tax expense of $96.6 million in 2013 and $89.0 million in 2012. Our cash paid for taxes during these periods were $1.2 million in 2016, $5.8 million in 2015, $53.0 million in 2014, $112.8 million in 2013 and $96.5 million in 2012. (See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Cash Flows.”)

(2)	Income tax effect related to Net (gain) loss on dispositions of billboard advertising structures.

(3)	Income tax effect related to Restructuring charges - severance and Acquisition costs.

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

Overview

OUTFRONT Media is a real estate investment trust (“REIT”), which provides advertising space (“displays”) on out-of-home advertising structures and sites in the United States (the “U.S.”) and Canada. We currently manage our operations through three operating segments—(1) U.S. Billboard and Transit, which is included in our U.S. Media reportable segment, (2) International and (3) Sports Marketing. International and Sports Marketing do not meet the criteria to be a reportable segment and accordingly, are both included in Other (see Item 8., Note 18. Segment Information to the Consolidated Financial Statements). Prior to April 1, 2016, our International segment included our advertising businesses in Canada and Latin America.

On April 1, 2016, we sold all of our equity interests in certain of our subsidiaries (the “Disposition”), which held all of the assets of our outdoor advertising business in Latin America. (See Item 8., Note 12. Acquisitions and Dispositions: Dispositions to the Consolidated Financial Statements.) The operating results of our outdoor advertising business in Latin America through April 1, 2016, are included in our Consolidated Financial Statements for 2016, 2015 and 2014, and are included in Other in our segment reporting.

Business

We are one of the largest providers of advertising space on out-of-home advertising structures and sites across the U.S. and Canada. Our inventory consists of billboard displays, which are primarily located on the most heavily traveled highways and roadways in top Nielsen Designated Market Areas (“DMAs”), and transit advertising displays operated under exclusive multi-year contracts with municipalities in large cities across the U.S. and Canada. We also have marketing and multimedia rights agreements with colleges, universities and other educational institutions, which entitle us to to operate on-campus advertising displays, as well as manage marketing opportunities, media rights and experiential entertainment at sports events. In total, we have displays in all of the 25 largest markets in the U.S. and over 150 markets in the U.S. and Canada. Our top market, high profile location focused portfolio includes sites such as the Bay Bridge in San Francisco, various locations along Sunset Boulevard in Los Angeles, and sites in and around both Grand Central Station and Times Square in New York. The breadth and depth of our portfolio provides our customers with a range of options to address their marketing objectives, from national, brand-building campaigns to hyper-local campaigns that drive customers to the advertiser’s website or retail location “one mile down the road.”

Using Geopath Out of Home Ratings, the out-of-home advertising industry’s audience measurement system, we provide advertisers with the size and demographic composition of the audience that is exposed to individual displays or a complete campaign. As part of our ON Smart Media technology development initiative, we are developing hardware and software solutions for enhanced demographic and location targeting, and engaging ways to connect with consumers on-the-go. Additionally, our OUTFRONT Mobile Network allows our customers to further leverage location targeting with interactive mobile advertising that uses geofence technology to push mobile ads to consumers within a pre-defined radius around a corresponding billboard display or other designated advertising location.

We believe out-of-home advertising continues to be an attractive form of advertising, as our displays are ALWAYS ON™, are always viewable and cannot be turned off, skipped, blocked or fast-forwarded. Further, out-of-home advertising can be an effective “stand-alone” medium, as well as an integral part of a campaign to reach audiences using multiple forms of media, including television, radio, print, online, mobile and social media advertising platforms. We provide our customers with a differentiated advertising solution at an attractive price point relative to other forms of advertising. In addition to leasing displays, we provide other value-added services to our customers, such as pre-campaign category research, consumer insights, creative design support, print production and post-campaign tracking and analytics, as well as use of a real-time mobile operations reporting system that facilitates proof of performance to customers for substantially all of our business.

U.S. Media. Our U.S. Media segment generated 25% of its revenues in the New York City metropolitan area in 2016, 27% in 2015 and 23% in 2014, and generated 16% in the Los Angeles metropolitan area in 2016, 15% in 2015, and 13% in 2014. Our U.S. Media segment generated Revenues of $1.39 billion in 2016, $1.34 billion in 2015 and $1.16 billion in 2014, and Operating income before Depreciation, Amortization, Net (gain) loss on dispositions, Stock-based compensation, Restructuring charges, Loss on real estate assets held for sale and Acquisition costs (“Adjusted OIBDA”) of $473.8 million in 2016, $451.1 million in 2015 and $409.2 million in 2014. (See the “Segment Results of Operations” section of this MD&A.)

Other (includes International and Sports Marketing). Other generated Revenues of $120.1 million in 2016, $169.5 million in 2015 and $191.3 million in 2014, and Adjusted OIBDA of $17.8 million in 2016, $24.3 million in 2015, and $31.3 million in 2014.

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

We have a diversified base of customers across various industries. During 2016, our largest categories of advertisers were retail, television and healthcare/pharmaceuticals, which represented 9%, 8% and 7% of our total U.S. Media segment revenues, respectively. During 2015, our largest categories of advertisers were retail, television and healthcare/pharmaceuticals, which represented 9%, 9% and 7% of our total U.S. Media segment revenues, respectively. During 2014, our largest categories of advertisers were retail, television and healthcare/pharmaceuticals, which represented 10%, 9% and 8% of our total U.S. Media segment revenues, respectively.

Our large-scale portfolio allows our customers to reach a national audience and also provides the flexibility to tailor campaigns to specific regions or markets. In 2016, we generated approximately 45% of our U.S. Media segment revenues from national advertising campaigns, compared to 47% in 2015 and 41% in 2014. The increase in revenues from national advertising campaigns in 2016 and 2015 compared to 2014 is primarily due to the impact of the acquisition of certain outdoor advertising businesses of Van Wagner Communications, LLC (the “Acquisition”) on October 1, 2014.

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

Our transit contracts with the Metropolitan Transportation Authority (the “MTA”) represent $225.1 million in revenues, representing 58% of our U.S. Media segment transit and other revenues or 18% of our total U.S. Media segment revenues in 2016. The MTA has issued a “Request for Proposals” to prospective operators for the subway, bus and commuter rail (Metro-

North and Long Island Railroad) concessions, in any combination, each for a ten-year contract, with an additional potential five-year renewal period. On May 18, 2016, we submitted a response to the MTA. In mid-October, the MTA issued a follow-up request that refined its timeline and bid requirements, particularly relating to digital deployment and the communications platform and we submitted our response on December 12, 2016. On November 7, 2016, we entered into an agreement with the MTA to extend the expiration of our existing contracts for transit advertising services from December 31, 2016, to June 30, 2017, unless earlier terminated by the MTA on 90 days’ notice. (See “Item 1A. Risk Factors—Risks Related to Our Business and Operations—The success of our transit advertising business is dependent on obtaining and renewing key municipal contracts on favorable terms.”)

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

	Year Ended December 31,
(in millions, except percentages)	2016	2015	% Change
Revenues	$1,513.9	$1,513.8	—%
Organic revenues(a)(b)	1,492.0	1,446.7	3
Operating income	204.9	86.4	137
Adjusted OIBDA(b)	449.0	437.6	3
Funds from operations (“FFO”)(b)	280.4	272.2	3
Adjusted FFO (“AFFO”)(b)	294.5	268.1	10
Net income (loss)	90.9	(29.4)	*

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

(b)
See the “Reconciliation of Non-GAAP Financial Measures” and “Revenues” sections of this MD&A for reconciliations of Operating income to Adjusted OIBDA, Net income (loss) to FFO and AFFO and Revenues to organic revenues.

Adjusted OIBDA

We calculate Adjusted OIBDA as Operating income (loss) before Depreciation, Amortization, Net (gain) loss on dispositions, Stock-based compensation, Restructuring charges, Loss on real estate assets held for sale and Acquisition costs. We calculate Adjusted OIBDA margin by dividing Adjusted OIBDA by total revenues. Adjusted OIBDA and Adjusted OIBDA margin are among the primary measures we use for managing our business, evaluating our operating performance and planning and forecasting future periods, as each is an important indicator of our operational strength and business performance. Our management believes users of our financial data are best served if the information that is made available to them allows them to align their analysis and evaluation of our operating results along the same lines that our management uses in managing, planning and executing our business strategy. Our management also believes that the presentations of Adjusted OIBDA and Adjusted OIBDA margin, as supplemental measures, are useful in evaluating our business because eliminating certain non-comparable items highlight operational trends in our business that may not otherwise be apparent when relying solely on GAAP financial measures. It is management’s opinion that these supplemental measures provide users of our financial data with an important perspective on our operating performance and also make it easier for users of our financial data to compare our results with other companies that have different financing and capital structures or tax rates.

FFO and AFFO

We calculate FFO in accordance with the definition established by the National Association of Real Estate Investment Trusts (“NAREIT”). FFO reflects net income (loss) adjusted to exclude gains and losses from the sale of real estate assets, depreciation and amortization of real estate assets, amortization of direct lease acquisition costs, the non-cash effect of loss on real estate assets held for sale and the same adjustments for our equity-based investments, as well as the related income tax effect of adjustments, as applicable. We calculate AFFO as FFO adjusted to include cash paid for direct lease acquisition costs as such costs are generally amortized over a period ranging from four weeks to one year and therefore are incurred on a regular basis. AFFO also includes cash paid for maintenance capital expenditures since these are routine uses of cash that are necessary for our operations. In addition, AFFO excludes costs related to the Acquisition and restructuring charges, as well as certain non-cash items, including non-real estate depreciation and amortization, stock-based compensation expense, accretion expense, the non-cash effect of straight-line rent and amortization of deferred financing costs, and the non-cash portion of income taxes, as well as the related income tax effect of adjustments, as applicable. Our calculation of AFFO was revised in 2016 to adjust for the non-cash portion of income taxes instead of adjusting for current or deferred income taxes, as management believes that this calculation of AFFO is more consistent with AFFO presented by other REITs and analyzed by users of our financial data. This change is reflected in the calculation of AFFO for 2015. We use FFO and AFFO measures for managing our business and for planning and forecasting future periods, and each is an important indicator of our operational strength and business performance, especially compared to other REITs. Our management believes users of our financial data are best served if the information that is made available to them allows them to align their analysis and evaluation of our operating results along the same lines that our management uses in managing, planning and executing our business strategy. Our management also believes that the presentations of FFO, AFFO, and related per weighted average share amounts, as supplemental measures, are useful in evaluating our business because adjusting results to reflect items that have more bearing on the operating performance of REITs highlight trends in our business that may not otherwise be apparent when relying solely on GAAP financial measures. It is management’s opinion that these supplemental measures provide users of our financial data with an important perspective on our operating performance and also make it easier to compare our results to other companies in our industry, as well as to REITs.

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

Reconciliation of Non-GAAP Financial Measures

The following table reconciles Operating income to Adjusted OIBDA, and Net income (loss) to FFO and AFFO.

	Year Ended December 31,
(in millions, except per share amounts)	2016	2015
Operating income	$204.9	$86.4
Restructuring charges	2.5	2.6
Loss on real estate assets held for sale	1.3	103.6
Net (gain) loss on dispositions	(1.9)	0.7
Depreciation	108.9	113.7
Amortization	115.3	115.4
Stock-based compensation	18.0	15.2
Adjusted OIBDA	$449.0	$437.6

Net income (loss)	$90.9	$(29.4)
Depreciation of billboard advertising structures	98.2	104.9
Amortization of real estate-related intangible assets	52.9	55.8
Amortization of direct lease acquisition costs	38.2	36.3
Loss on real estate assets held for sale	1.3	103.6
Net (gain) loss on dispositions of billboard advertising structures	(1.9)	0.7
Adjustment related to equity-based investments	0.7	0.7
Income tax effect of adjustments(a)	0.1	(0.4)
FFO	$280.4	$272.2

FFO per weighted average shares outstanding:
Basic	$2.03	$1.98
Diluted	$2.03	$1.98

	Year Ended December 31,
(in millions, except per share amounts)	2016	2015
FFO	$280.4	$272.2
Non-cash portion of income taxes	4.2	(0.4)
Cash paid for direct lease acquisition costs	(37.0)	(35.9)
Maintenance capital expenditures	(18.5)	(25.6)
Restructuring charges	2.5	2.6
Other depreciation	10.7	8.8
Other amortization	24.2	23.3
Stock-based compensation	18.0	15.2
Non-cash effect of straight-line rent	1.3	(0.3)
Accretion expense	2.4	2.5
Amortization of deferred financing costs	6.4	6.3
Income tax effect of adjustments(b)	(0.1)	(0.6)
AFFO	$294.5	$268.1

AFFO per weighted average shares outstanding:
Basic	$2.14	$1.95
Diluted	$2.13	$1.95

Net income (loss) per common share:
Basic	$0.66	$(0.21)
Diluted	$0.66	$(0.21)

Weighted average shares outstanding:
Basic	137.9	137.3
Diluted	138.4	137.3

(a)	Income tax effect related to Net (gain) loss on dispositions of billboard advertising structures.

(b)	Income tax effect related to Restructuring charges.

FFO in 2016 of $280.4 million increased 3% compared to 2015, primarily due to higher net income and increased amortization of direct lease acquisition costs, partially offset by a lower loss on real estate assets held for sale in 2016. AFFO in 2016 was $294.5 million, an increase of 10% compared to 2015, primarily due to higher net income, lower maintenance capital expenditures and higher stock-based compensation.

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

2016 vs. 2015

				(in constant dollars)(b)
				Year Ended
	Year Ended December 31,		% Change	December 31,	% Change
(in millions, except percentages)	2016	2015		2015
Revenues:
Billboard	$1,071.0	$1,084.3	(1)%	$1,079.7	(1)%
Transit and other	442.9	429.5	3	428.9	3
Total revenues	1,513.9	1,513.8	—	$1,508.6	—
Foreign currency exchange impact	—	5.2
Constant dollar revenues(b)	$1,513.9	$1,508.6

Organic revenues(a):
Billboard	$1,056.8	$1,025.9	3	$1,025.9	3
Transit and other	435.2	420.8	3	420.8	3
Total organic revenues(a)	1,492.0	1,446.7	3	1,446.7	3
Non-organic revenues:
Billboard	14.2	58.4	(76)	53.8	(74)
Transit and other	7.7	8.7	(11)	8.1	(5)
Total non-organic revenues	21.9	67.1	(67)	61.9	(65)
Total revenues	$1,513.9	$1,513.8	—	$1,508.6	—

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

Total revenues increased $0.1 million and organic revenues increased $45.3 million, or 3%, in 2016 compared to 2015. In constant dollars, revenues increased $5.3 million and organic revenues increased $45.3 million, or 3%, in 2016 compared to 2015.

Non-organic revenues primarily reflect acquisitions and dispositions, and the discontinuation of business lines in 2015.

Total billboard revenues decreased $13.3 million, or 1%, in 2016 compared to 2015, principally driven by the impact of the Disposition, the effect of lost billboard leases in 2016, lower performance in Canada, foreign currency exchange losses of $4.6 million and the impact of the disposition of billboard advertising structures in the second quarter of 2015, partially offset by an increase in average revenue per display (yield) and the conversion of traditional static billboard displays to digital billboard displays. In constant dollars, billboard revenues decreased $8.7 million, or 1%, in 2016 compared to 2015.

Total transit and other revenues increased $13.4 million, or 3%, in 2016 compared to 2015, driven by stronger market conditions in local advertising, the impact of an acquisition and the net effect of won and lost franchises in 2016, partially offset by lower advertising revenue in the first quarter of 2016 from major sports entertainment events and the impact of the Disposition.

2015 vs. 2014

				(in constant dollars)(b)
			% Change	Year Ended	% Change
	Year Ended December 31,			December 31,
(in millions, except percentages)	2015	2014		2014
Revenues:
Billboard	$1,084.3	$971.5	12%	$951.2	14%
Transit and other	429.5	382.3	12	379.2	13
Total revenues	1,513.8	1,353.8	12	$1,330.4	14
Foreign currency exchange impact	—	23.4
Constant dollar revenues(b)	$1,513.8	$1,330.4

Organic revenues(a):
Billboard	$905.0	$900.5	—	$900.5	—
Transit and other	410.3	366.8	12	366.8	12
Total organic revenues(a)	1,315.3	1,267.3	4	1,267.3	4
Non-organic revenues:
Billboard	179.3	71.0	153	50.7	*
Transit and other	19.2	15.5	24	12.4	55
Total non-organic revenues	198.5	86.5	129	63.1	*
Total revenues	$1,513.8	$1,353.8	12	$1,330.4	14

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

Non-organic revenues primarily reflect the Acquisition ($194.7 million in 2015 and $55.2 million in 2014), the discontinuation of a business line in April 2014 and other acquisitions and dispositions.

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

Expenses

	Year Ended December 31,			% Change
(in millions, except percentages)	2016	2015	2014	2016 vs. 2015	2015 vs. 2014
Expenses:
Operating	$818.1	$833.1	$726.5	(2)%	15%
Selling, general and administrative	264.8	258.3	224.3	3	15
Restructuring charges	2.5	2.6	9.8	(4)	(73)
Loss on real estate assets held for sale	1.3	103.6	—	(99)	*
Acquisition costs	—	—	10.4	*	*
Net (gain) loss on dispositions	(1.9)	0.7	(2.5)	*	*
Depreciation	108.9	113.7	107.2	(4)	6
Amortization	115.3	115.4	95.0	—	21
Total expenses	$1,309.0	$1,427.4	$1,170.7	(8)	22

*	Calculation is not meaningful.

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

	Year Ended December 31,			% Change
(in millions, except percentages)	2016	2015	2014	2016 vs. 2015	2015 vs. 2014
Operating expenses:
Billboard property lease	$364.9	$369.5	$291.9	(1)%	27%
Transit franchise	230.9	227.3	203.9	2	11
Posting, maintenance and other	222.3	236.3	230.7	(6)	2
Total operating expenses	$818.1	$833.1	$726.5	(2)	15

Billboard property lease expenses represented 34% of billboard revenues in each of 2016 and 2015, and 30% in 2014. Transit franchise expenses represented 63% of transit revenues in each of 2016 and 2015, and 62% in 2014. Billboard property lease and transit franchise expenses decreased by $1.0 million in 2016 compared to 2015. The decrease in billboard property lease expenses in 2016 compared to 2015 was primarily due to the impact of the Disposition (a decrease of $12.2 million compared to 2015) and lost billboard leases in 2016, partially offset by increases in billboard property lease expenses in our U.S. Media segment. Excluding the impact of the Disposition in 2016, billboard property lease expenses increased 2% in 2016 compared to 2015. The increase in transit franchise expenses in 2016 compared to 2015 was primarily due to the increase in transit revenues, partially offset by the impact of the Disposition (a decrease of $3.6 million compared to 2015). Billboard property lease and transit franchise expenses increased by $101.0 million in 2015 compared to 2014. The increase in billboard property lease expenses in 2015 compared to 2014 was primarily due to the Acquisition. The increase in transit franchise expenses in 2015 compared to 2014 was primarily due to the increase in transit revenues.

Posting, maintenance and other expenses as a percentage of Revenues were 15% in 2016, 16% in 2015 and 17% in 2014. Posting, maintenance and other expenses decreased $14.0 million, or 6%, in 2016 compared to 2015, principally due to the impact of the Disposition (a decrease of $17.1 million compared to 2015). Excluding the impact of the Disposition, posting, maintenance and other expenses increased 1% in 2016 compared to 2015. Posting, maintenance and other expenses increased $5.6 million, or 2%, in 2015 compared to 2014, principally due to the impact of the Acquisition and higher production and installation costs, which are typically billed to the advertiser and recorded as Revenues, partially offset by a decrease in taxes, posting, materials and utilities expenses, and a favorable impact from foreign currency exchange rates.

Selling, General and Administrative Expenses (“SG&A”)

SG&A expenses represented 17% of Revenues in each of 2016, 2015 and 2014. SG&A expenses increased $6.5 million, or 3%, in 2016 compared to 2015, primarily due to increased sales and other compensation-related expenses and one-time professional fees in 2016 of $3.8 million associated with implementing initiatives to improve our cost base and pricing/yield management, partially offset by the impact of the Disposition (a decrease of $11.5 million compared to 2015), lower administrative costs and non-recurring legal expenses in 2015 of $5.2 million. Excluding the impact of the Disposition, SG&A expenses increased 7% in 2016 compared to 2015. SG&A expenses increased $34.0 million, or 15%, in 2015 compared to 2014, primarily due to the impact of the Acquisition, increased strategic business development expenses of $9.8 million, incremental stand-alone costs of $6.3 million and non-recurring legal expenses of $5.2 million.

Restructuring Charges

In 2016, we recorded restructuring charges of $2.5 million for severance charges associated with the reorganization of our sales management and administrative functions. In 2015, we recorded restructuring charges of $2.6 million associated with the elimination of management positions and the elimination of positions in connection with the sale of assets and the consolidation of leased locations. In 2014, we recorded restructuring charges of $9.8 million associated with the reorganization of management, resulting in the departures of two executive officers. The restructuring charges in 2014 are comprised of severance charges, including stock-based compensation of $5.6 million.

Loss on Real Estate Assets Held for Sale

In connection with the Disposition, the assets of our outdoor advertising business in Latin America had been classified as Assets held for sale on the Consolidated Statement of Financial Position as of December 31, 2015. It is required that we measure assets held for sale at the lower of their carrying value (including unrecognized foreign currency translation adjustment losses) or fair value less cost to sell. The impact of including unrecognized foreign currency translation adjustment losses in the carrying value of assets held for sale resulted in a non-cash loss on real estate assets held for sale of approximately $103.6 million in 2015. Upon completion of the Disposition in 2016, the unrecognized foreign currency translation adjustment loss was reclassified to earnings from Accumulated other comprehensive loss on the Consolidated Statement of Financial Position.
Net (Gain) Loss on Dispositions

Net gain on dispositions was $1.9 million in 2016. Net loss on dispositions was $0.7 million in 2015. Net gain on dispositions in 2014 was $2.5 million and includes a gain of $0.6 million related to the divestiture of a transit shelter operation in the greater Los Angeles area.

Depreciation

Depreciation decreased $4.8 million, or 4%, in 2016 compared to 2015, due primarily to the impact of the Disposition, partially offset by higher depreciation associated with the increased number of digital billboards. Both digital and static billboards are depreciated over an estimated useful life of 5 years to 20 years. Depreciation increased $6.5 million, or 6%, in 2015 compared to 2014, due primarily to the impact of the Acquisition and higher depreciation associated with the increased number of digital billboards.

Amortization

Amortization decreased $0.1 million in 2016 compared to 2015, principally driven by lower amortization of intangible assets, partially offset by increased direct lease acquisition costs in 2016 compared to 2015. Amortization increased $20.4 million in 2015 compared to 2014, principally driven by amortization related to the intangible assets associated with the Acquisition. Amortization expense includes the amortization of direct lease acquisition costs of $38.2 million in 2016, $36.3 million in 2015 and $33.8 million in 2014. Capitalized direct lease acquisition costs were $38.0 million in 2016, $36.3 million in 2015 and $33.8 million in 2014.

Interest Expense

Interest expense, net, was $113.8 million (including $6.4 million of deferred financing costs) in 2016, $114.8 million (including $6.3 million of deferred financing costs) in 2015 and $84.8 million (including $12.1 million of deferred financing costs) in 2014.

Benefit (Provision) for Income Taxes

In 2014, as a result of our REIT conversion, substantially all Deferred income tax liabilities, net, was reversed into Net income via a non-cash benefit of approximately $235.6 million. As a result of our REIT conversion, our effective tax rate for the second half of 2014 was substantially lower than previous periods. We believe that the assumptions and estimates used to determine these tax amounts were reasonable. However, the consolidated financial statements included in this Annual Report on Form 10-K may not necessarily reflect our income tax expense or tax payments, or what our tax amounts would have been if we had been a stand-alone company operating as a REIT during the periods prior to July 16, 2014, when we were separated from CBS Corporation (the “Separation”).

The Provision for income taxes was $5.4 million in each of 2016 and 2015 and the Benefit for income taxes in 2014 was $206.0 million, including the reversal of $235.6 million, representing substantially all Deferred income tax liabilities, net, as a result of our REIT conversion. Excluding the Loss on real estate assets held for sale of $103.6 million in 2015 and the non-cash benefit recorded as a result of our REIT conversion in 2014, the effective income tax rate was 5.9% for 2016, 7.2% for 2015 and 30.3% for 2014. As a result of our REIT conversion, our 2016 and 2015 tax rates are substantially lower than 2014.

Net Income (Loss)

In 2016, Net income was $90.9 million compared to a Net loss of $29.4 million in 2015, primarily due to the impact of the Disposition, and a Loss on real estate assets held for sale and non-recurring legal expenses in 2015, partially offset by higher sales and other compensation-related expenses and one-time professional fees in 2016 of $3.8 million associated with implementing initiatives to improve our cost base and pricing/yield management. In 2015, Net loss was $29.4 million compared to Net income of $306.9 million in 2014, primarily due to a Loss on real estate assets held for sale in 2015, the write-off of deferred taxes in 2014 in connection with our conversion to a REIT, the impact of the Acquisition on Revenues, Total expenses and Interest expense, net, increased stand-alone costs, strategic business development expenses and legal expenses, the majority of which were expected to be non-recurring, and increased interest expenses related to the Term Loan (as defined below) and the issuance of $800.0 million of senior unsecured notes on January 31, 2014, partially offset by a lower provision for income taxes as a result of our REIT conversion.

Segment Results of Operations

We present Adjusted OIBDA as the primary measure of profit and loss for our operating segments in accordance with Financial Accounting Standards Board (the “FASB”) guidance for segment reporting. (See the “Key Performance Indicators” section of this MD&A and Item 8., Note 18. Segment Information to the Consolidated Financial Statements.)

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

The following table presents our Revenues, Adjusted OIBDA, Operating income (loss) and Depreciation and Amortization by segment, in 2016, 2015 and 2014. Historical financial information by reportable segment has been recast to reflect the changes in segment reporting with no impact to previously reported consolidated financial statements. Prior to April 1, 2016, our International segment included our advertising businesses in Canada and Latin America (see Item 8., Note 12. Acquisitions and Dispositions: Dispositions to the Consolidated Financial Statements). Historical operating results for our advertising business in Latin America are included in Other.

	Year Ended December 31,
(in millions)	2016	2015	2014
Revenues:
U.S. Media	$1,393.8	$1,344.3	$1,162.5
Other	120.1	169.5	191.3
Total revenues	$1,513.9	$1,513.8	$1,353.8

Operating income	$204.9	$86.4	$183.1
Restructuring charges(a)(b)	2.5	2.6	9.8
Acquisition costs(a)	—	—	10.4
Loss on real estate assets held for sale	1.3	103.6	—
Net (gain) loss on dispositions	(1.9)	0.7	(2.5)
Depreciation	108.9	113.7	107.2
Amortization	115.3	115.4	95.0
Stock-based compensation(a)	18.0	15.2	10.4
Adjusted OIBDA	$449.0	$437.6	$413.4

Adjusted OIBDA:
U.S. Media	$473.8	$451.1	$409.2
Other	17.8	24.3	31.3
Corporate	(42.6)	(37.8)	(27.1)
Total Adjusted OIBDA	$449.0	$437.6	$413.4

Operating income (loss):
U.S. Media	$269.5	$245.3	$240.2
Other	(4.0)	(105.9)	0.6
Corporate	(60.6)	(53.0)	(57.7)
Total operating income	$204.9	$86.4	$183.1

(a)	`Restructuring charges, costs related to the Acquisition and stock-based compensation are classified as Corporate expenses.

(b)	Restructuring charges for 2014 includes stock-based compensation expenses of $5.6 million.

U.S. Media

2016 vs. 2015

	Year Ended December 31,		% Change
(in millions, except percentages)	2016	2015
Revenues:
Billboard	$1,005.6	$969.8	4%
Transit and other	388.2	374.5	4
Total revenues	$1,393.8	$1,344.3	4

Organic revenues(a):
Billboard	$1,001.6	$968.4	3
Transit and other	381.7	372.9	2
Total organic revenues(a)	1,383.3	1,341.3	3
Non-organic revenues:
Billboard	4.0	1.4	186
Transit and other	6.5	1.6	*
Total non-organic revenues	10.5	3.0	*
Total revenues	1,393.8	1,344.3	4
Operating expenses	(739.3)	(722.4)	2
SG&A expenses	(180.7)	(170.8)	6
Adjusted OIBDA	$473.8	$451.1	5

Operating income	$269.5	$245.3	10
Restructuring charges	2.5	2.6	(4)
Net (gain) loss on dispositions	(1.7)	0.6	*
Depreciation and amortization	203.5	202.6	—
Adjusted OIBDA	$473.8	$451.1	5

*	Calculation not meaningful.

(a)	Organic revenues exclude revenues associated with significant acquisitions and divestitures, and revenues associated with business lines we no longer operate (“non-organic revenues”).

Total U.S. Media segment revenues increased $49.5 million, or 4%, and U.S. Media segment organic revenues increased $42.0 million, or 3%, in 2016 compared to 2015.

Non-organic revenues primarily reflect acquisitions and dispositions, and revenues associated with business lines we no longer operate.

Total U.S. Media segment revenue grew in 2016 compared to 2015, reflecting stronger market conditions in local advertising, an increase in average revenue per display (yield) in billboards, growth attributable to the conversion of traditional static billboard displays to digital billboard displays and the impact of an acquisition, partially offset by the impact of the disposition of billboard advertising structures in the second quarter of 2015, the loss of the New York City phone kiosk contract in the first quarter of 2015, the net impact of won and lost billboard leases and franchises in 2016, and lower advertising revenue in the first quarter of 2016 from major sports entertainment events. We generated approximately 45% in 2016 and 47% in 2015 of our U.S. Media segment revenues from national advertising campaigns.

Revenues from U.S. Media segment billboards increased $35.8 million, or 4%, in 2016 compared to 2015, primarily reflecting stronger market conditions in local advertising, an increase in average revenue per display (yield) and the conversion of traditional static billboard displays to digital billboard displays, partially offset by the impact of lost billboard leases in 2016 and the disposition of billboard advertising structures in the second quarter of 2015.

Organic revenues from U.S. Media segment billboards increased $33.2 million in 2016 compared to 2015, primarily due to an increase in average revenue per display (yield) and the conversion of traditional static billboard displays to digital billboard displays, partially offset by the impact of lost low-margin billboard leases in 2016.

Transit and other revenues in the U.S. Media segment increased $13.7 million, or 4%, in 2016 compared to 2015, reflecting stronger market conditions in local advertising, the net effect of won and lost franchises in 2016 and the impact of an acquisition, partially offset by lower advertising revenue in the first quarter of 2016 from major sports entertainment events.

Organic transit and other revenues in the U.S. Media segment increased $8.8 million, or 2%, in 2016 compared to 2015. This increase was driven by the net effect of won and lost franchises.

U.S. Media segment operating and SG&A expenses increased $16.9 million and $9.9 million, or 2% and 6%, respectively, in 2016 compared to 2015, primarily due to higher billboard property lease expenses, increased transit franchise expenses resulting from an increase in transit revenues, increased sales and other compensation-related expenses, increased strategic business development expenses of $3.3 million and higher professional fees of $2.4 million, partially offset by lost billboard leases in 2016 and lower administrative costs. In the U.S. Media segment, billboard property lease expenses represented 34% of billboard revenues in each of 2016 and 2015, and transit franchise expenses represented 63% of transit revenues in each of 2016 and 2015.

U.S. Media segment Adjusted OIBDA increased $22.7 million in 2016 compared to 2015. Adjusted OIBDA margin was 34% in each of 2016 and 2015.

2015 vs. 2014

	Year Ended December 31,		% Change
(in millions, except percentages)	2015	2014
Revenues:
Billboard	$969.8	$838.4	16%
Transit and other	374.5	324.1	16
Total revenues	$1,344.3	$1,162.5	16

Organic revenues(a):
Billboard	$790.5	$787.7	—
Transit and other	355.3	311.7	14
Total organic revenues(a)	1,145.8	1,099.4	4
Non-organic revenues:
Billboard	179.3	50.7	*
Transit and other	19.2	12.4	55
Total non-organic revenues	198.5	63.1	*
Total revenues	1,344.3	1,162.5	16
Operating expenses	(722.4)	(602.9)	20
SG&A expenses	(170.8)	(150.4)	14
Adjusted OIBDA	$451.1	$409.2	10

Operating income	$245.3	$240.2	2
Restructuring charges	2.6	—	*
Net (gain) loss on dispositions	0.6	(2.5)	*
Depreciation and amortization	202.6	171.5	18
Adjusted OIBDA	$451.1	$409.2	10

*	Calculation not meaningful.

(a)	Organic revenues exclude revenues associated with significant acquisitions and divestitures, and revenues associated with business lines we no longer operate (“non-organic revenues”).

Total U.S. Media segment revenues increased $181.8 million, or 16%, and U.S. organic revenues increased $46.4 million, or 4%, in 2015 compared to 2014. Non-organic revenues primarily reflect the Acquisition in 2014, the discontinuation of a business line in April 2014 and other acquisitions and dispositions.

Total U.S. Media revenue grew in 2015 compared to 2014, reflecting the impact of the Acquisition ($194.7 million), strong local and national revenues in transit, and growth attributable to the conversion of traditional static billboard displays to digital billboard displays, partially offset by a decline in average revenue per display (yield) in billboards. We generated approximately 47% in 2015 and 41% in 2014 of our U.S. Media segment revenues from national advertising campaigns. The increase in the percentages of revenues from national advertising campaigns in 2015 compared to 2014 is primarily due to the impact of the Acquisition.

Revenues from U.S. Media segment billboards increased $131.4 million, or 16%, in 2015 compared to 2014, primarily reflecting the impact of the Acquisition, the conversion of traditional static billboard displays to digital billboard displays and an increase in production and installation revenues, partially offset by a decline in average revenue per display (yield).

Organic revenues from U.S. Media segment billboards increased $2.8 million in 2015 compared to 2014, primarily due to the conversion of traditional static billboard displays to digital billboard displays and production and installation revenues, partially offset by a decline in average revenue per display (yield). Sales performance in 2015 compared to 2014 was negatively impacted by proactive organizational changes in certain markets.

Transit and other revenues in the U.S. Media segment increased $50.4 million, or 16%, in 2015 compared to 2014, reflecting the impact of the Acquisition and stronger market conditions in local and national advertising for transit that increased yield.

Organic revenues from U.S. Media segment transit and other increased $43.6 million, or 14%, in 2015 compared to 2014. This increase was driven by increased advertiser demand for transit displays as reflected by an increase in average revenue per display (yield).

U.S. Media segment operating and SG&A expenses increased $119.5 million and $20.4 million, or 20% and 14%, respectively, in 2015 compared to 2014, primarily due to the impact of the Acquisition, higher transit franchise expenses due to the increase in transit revenues compared to the corresponding prior-year period, increased compensation-related expenses and increased strategic business development expenses. In the U.S. Media segment, billboard property lease expenses represented 34% of billboard revenues in 2015 and 30% of billboard revenues in 2014, and transit franchise expenses represented 63% of transit revenues in 2015 and 64% of transit revenues in 2014.

U.S. Media segment Adjusted OIBDA increased $41.9 million in 2015 compared to 2014, primarily due to the impact of the Acquisition. Adjusted OIBDA margin decreased to 34% in 2015 from 35% in 2014.

Other

2016 vs. 2015

				(in constant dollars)(a)
				Year Ended
	Year Ended December 31,		% Change	December 31,	% Change
(in millions, except percentages)	2016	2015		2015
Total revenues	$120.1	$169.5	(29)%	$164.3	(27)%
Operating expenses	(78.8)	(110.7)	(29)	(106.9)	(26)
SG&A expenses	(23.5)	(34.5)	(32)	(33.0)	(29)
Adjusted OIBDA	$17.8	$24.3	(27)	$24.4	(27)

Operating income (loss)	$(4.0)	$(105.9)	(96)
Loss on real estate assets held for sale	1.3	103.6	(99)
Net (gain) loss on dispositions	(0.2)	0.1	*
Depreciation and amortization	20.7	26.5	(22)
Adjusted OIBDA	$17.8	$24.3	(27)

*	Calculation is not meaningful.

(a)	Revenues on a constant dollar basis are calculated as reported revenues excluding the impact of foreign currency exchange rates between periods.

Total Other revenues decreased $49.4 million, or 29%, in 2016 compared to 2015. In constant dollars, total Other revenues in 2016 decreased 27% compared to 2015, driven by the impact of the Disposition (a decrease of $47.5 million) and lower performance in Canada of 3%, partially offset by stronger results in our Sports Marketing operating segment.

Other operating expenses decreased $31.9 million, or 29%, in 2016 compared to 2015, driven by the impact of the Disposition (a decrease of $32.9 million), partially offset by higher expenses related to our Sports Marketing operating segment. Other SG&A expenses decreased $11.0 million, or 32%, in 2016 compared to 2015, primarily driven by the impact of the Disposition (a decrease of $11.2 million), foreign currency exchange rates and lower expenses in Canada, partially offset by higher expenses related to our Sports Marketing operating segment.

Other Adjusted OIBDA decreased $6.5 million, or 27%, in 2016 compared to 2015, primarily driven by the impact of the Disposition and lower performance in Canada. In constant dollars, Other Adjusted OIBDA decreased $6.6 million, or 27%, in 2016 compared to 2015.

2015 vs. 2014

				(in constant dollars)(a)
				Year Ended
	Year Ended December 31,		% Change	December 31,	% Change
(in millions, except percentages)	2015	2014		2014
Total revenues	$169.5	$191.3	(11)%	$167.9	1%
Operating expenses	(110.7)	(123.5)	(10)	(108.5)	2
SG&A expenses	(34.5)	(36.5)	(5)	(31.9)	8
Adjusted OIBDA	$24.3	$31.3	(22)	$27.5	(12)

Operating income (loss)	$(105.9)	$0.6	*
Loss on real estate assets held for sale	103.6	—	*
Net (gain) loss on dispositions	0.1	—	*
Depreciation and amortization	26.5	30.7	(14)
Adjusted OIBDA	$24.3	$31.3	(22)

*	Calculation is not meaningful.

(a)	Revenues on a constant dollar basis are calculated as reported revenues excluding the impact of foreign currency exchange rates between periods.

Total Other revenues decreased $21.8 million, or 11%, in 2015 compared to 2014, reflecting the negative impact of foreign exchange rates. In constant dollars, total Other revenues increased 1% in 2015 compared to 2014, driven by an increase in Canada and Latin America.

Other operating expenses decreased $12.9 million, or 10%, in 2015 compared to 2014, driven by the favorable impact of foreign currency exchange rates, partially offset by an increase in billboard property lease costs and higher posting, maintenance and other expenses in Latin America. Other SG&A expenses decreased $1.9 million, or 5%, in 2015 compared to 2014, primarily driven by the favorable impact of foreign currency exchange rates, partially offset by higher compensation-related expenses and professional fees.

Other Adjusted OIBDA decreased $7.0 million, or 22%, in 2015 compared to 2014, driven by higher expenses. In constant dollars, Other Adjusted OIBDA decreased $3.2 million, or 12%, in 2015 compared to 2014.

Corporate

Corporate expenses primarily include expenses associated with employees who provide centralized services. Corporate expenses, excluding restructuring charges, costs related to the Acquisition and stock-based compensation, were $42.6 million in 2016, $37.8 million in 2015 and $27.1 million in 2014. The increase in corporate expenses in 2016 compared to 2015 primarily reflects increased compensation-related expenses and one-time professional fees in 2016 of $3.8 million associated with implementing initiatives to improve our cost base and pricing/yield management, partially offset by non-recurring legal expenses in 2015 of $5.2 million. The increase in corporate expenses in 2015 compared to 2014 reflect incremental stand-alone costs of $6.3 million, non-recurring legal expenses of $5.2 million, and increased strategic business development expenses of $4.1 million, partially offset by decreases in compensation expense.

Liquidity and Capital Resources

	As of December 31,		%
(in millions, except percentages)	2016	2015	Change
Assets:
Cash and cash equivalents	$65.2	$101.6	(36)%
Receivables, less allowances of $9.2 in 2016 and $8.9 in 2015	222.0	209.5	6
Prepaid lease and transit franchise costs	67.4	61.5	10
Other prepaid expenses	15.8	21.9	(28)
Assets held for sale	—	5.2	*
Other current assets	7.8	12.5	(38)
Total current assets	378.2	412.2	(8)
Liabilities:
Accounts payable	85.6	83.6	2
Accrued compensation	33.9	39.4	(14)
Accrued interest	15.7	19.5	(19)
Accrued lease costs	26.7	28.8	(7)
Other accrued expenses	54.8	35.3	55
Deferred revenues	20.2	20.7	(2)
Liabilities held for sale	—	25.0	*
Other current liabilities	14.6	13.3	10
Total current liabilities	251.5	265.6	(5)
Working capital	$126.7	$146.6	(14)

*	Calculation is not meaningful.

We continually project anticipated cash requirements for our operating, investing and financing needs as well as cash flows generated from operating activities available to meet these needs. Due to seasonal advertising patterns and influences on advertising markets, our revenues and operating income are typically highest in the fourth quarter, during the holiday shopping season, and lowest in the first quarter, as advertisers cut back on spending following the holiday shopping season. Further, some of our municipal transit contracts, as well as our marketing and multimedia rights agreements with colleges and universities, require guaranteed minimum annual payments to be paid at the beginning of the year.

Our short-term cash requirements primarily include payments for operating leases, guaranteed minimum annual payments, capital expenditures, interest and dividends. Funding for short-term cash needs will come primarily from our cash on hand, operating cash flows and borrowing capacity under our Revolving Credit Facility (as defined below) or other secured credit facilities that we may establish.

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

Our long-term cash needs include principal payments on outstanding indebtedness. Funding for long-term cash needs will come from our cash on hand, operating cash flows, our ability to issue debt and equity securities, and borrowing capacity under our Revolving Credit Facility or other secured credit facilities that we may establish.

As of December 31, 2016, we had net indebtedness of approximately $2.1 billion.

On February 22, 2017, we announced that our board of directors approved a quarterly cash dividend of $0.36 per share on our common stock, payable on March 31, 2017, to stockholders of record at the close of business on March 10, 2017.

Debt

Long-term debt, net, consists of the following:

	As of
(in millions, except percentages)	December 31, 2016	December 31, 2015
Term loan, due 2021	$659.0	$748.6
Senior unsecured notes:
5.250% senior unsecured notes, due 2022	549.5	549.4
5.625% senior unsecured notes, due 2024	503.0	503.4
5.875% senior unsecured notes, due 2025	450.0	450.0
Total senior unsecured notes	1,502.5	1,502.8
Other	—	0.3
Debt issuance costs(a)	(24.7)	(29.7)
Total long-term debt, net	$2,136.8	$2,222.0

Weighted average cost of debt	4.8%	4.7%

(a)	See Item 8., Note 3. Summary of Significant Accounting Policies: Adoption of New Accounting Standards to the Consolidated Financial Statements.

	Payments Due by Period
(in millions)	Total	2017	2018-2019	2020-2021	2022 and thereafter
Long-term debt	$2,160.0	$—	$—	$660.0	$1,500.0
Interest	662.8	103.7	207.3	188.8	163.0
Total	$2,822.8	$103.7	$207.3	$848.8	$1,663.0

Term Loan

The interest rate on the term loan due in 2021 (the “Term Loan”) was 3.0% per annum as of December 31, 2016. As of December 31, 2016, a discount of $1.0 million on the Term Loan remains unamortized. The discount is being amortized through Interest expense, net, on the Consolidated Statement of Operations.

During 2016, we made aggregate discretionary payments of $90.0 million on the Term Loan.

Senior Unsecured Notes

As of December 31, 2016, a discount of $0.5 million on $150.0 million aggregate principal amount of the 5.250% Senior Unsecured Notes due 2022, remains unamortized. The discount is being amortized through Interest expense, net, on the Consolidated Statement of Operations.

As of December 31, 2016, a premium of $3.0 million on $100.0 million aggregate principal amount of the 5.625% Senior Unsecured Notes, due 2024, remains unamortized. The premium is being amortized through Interest expense, net, on the Consolidated Statement of Operations.

Revolving Credit Facility

We have a $425.0 million Revolving Credit Facility, which matures in 2019 (the “Revolving Credit Facility”).

As of December 31, 2016, there were no outstanding borrowings under the Revolving Credit Facility.

The commitment fee based on the amount of unused commitments under the Revolving Credit Facility was $1.8 million in 2016 and $1.9 million in each of 2015 and 2014. As of December 31, 2016, we had issued letters of credit totaling approximately $31.7 million against the Revolving Credit Facility.

Debt Covenants

The credit agreement dated January 31, 2014 (the “Credit Agreement”), governing the Term Loan and the Revolving Credit Facility, and the indentures governing our senior unsecured notes contain customary affirmative and negative covenants, subject to certain exceptions, including but not limited to those that limit the Company’s and our subsidiaries’ abilities to (i) pay dividends on, repurchase or make distributions in respect to the Company’s or its wholly-owned subsidiary, Outfront Media Capital LLC’s capital stock or make other restricted payments other than dividends or distributions necessary for us to maintain our REIT status, subject to certain conditions, and (ii) enter into agreements restricting certain subsidiaries’ ability to pay dividends or make other intercompany transfers.

The terms of the Credit Agreement require that, as long as any commitments remain outstanding under the Revolving Credit Facility, we maintain a Consolidated Net Secured Leverage Ratio, which is the ratio of (i) our consolidated secured debt (less up to $150.0 million of unrestricted cash) to (ii) our Consolidated EBITDA (as defined in the Credit Agreement) for the trailing four consecutive quarters, of no greater than 4.0 to 1.0. As of December 31, 2016, our Consolidated Net Secured Leverage Ratio was 1.3 to 1.0, as adjusted for the non-cash loss on real estate assets held for sale related to the Disposition and to give pro forma effect to acquisitions and dispositions, in accordance with the Credit Agreement. The Credit Agreement also requires that, in connection with the incurrence of certain indebtedness, we maintain a Consolidated Total Leverage Ratio, which is the ratio of our consolidated total debt to our Consolidated EBITDA for the trailing four consecutive quarters, of no greater than 6.0 to 1.0. As of December 31, 2016, our Consolidated Total Leverage Ratio was 4.7 to 1.0, as adjusted for the non-cash loss on real estate assets held for sale related to the Disposition and to give pro forma effect to acquisitions and dispositions, in accordance with the Credit Agreement. As of December 31, 2016, we are in compliance with our debt covenants.

Letter of Credit Facility

Effective January 31, 2017, we completed the bifurcation process of our letter of credit facility between two institutions for administrative purposes. As of February 23, 2017, our letter of credit facilities totaled $80.0 million.

As of December 31, 2016, we issued letters of credit totaling approximately $68.0 million under our aggregate letter of credit facilities. The fees under the letter of credit facility in 2016, 2015 and 2014 were immaterial.

Deferred Financing Costs

As of December 31, 2016, we had deferred $26.9 million in fees and expenses associated with the Term Loan, Revolving Credit Facility, letter of credit facility and our senior unsecured notes. We are amortizing the deferred fees through Interest expense, net, on the Consolidated Statement of Operations over the respective terms of the Term Loan, Revolving Credit Facility, letter of credit facility and our senior unsecured notes.

Cash Flows

The following table sets forth our cash flows in 2016, 2015 and 2014.

	Year Ended December 31,			% Change
(in millions, except percentages)	2016	2015	2014	2016 vs. 2015	2015 vs. 2014
Cash provided by operating activities	$287.1	$293.1	$262.8	(2)%	12%
Cash used for investing activities	(36.7)	(62.4)	(798.4)	(41)	(92)
Cash provided by (used for) financing activities	(286.5)	(148.6)	536.6	93	*
Effect of exchange rate changes on cash and cash equivalents	(0.3)	(3.3)	(2.3)	(91)	43
Net increase (decrease) to cash and cash equivalents	$(36.4)	$78.8	$(1.3)	*	*

*	Calculation is not meaningful.

Cash provided by operating activities decreased $6.0 million in 2016 compared to 2015, due primarily to the timing of interest payments on our debt and the timing of commissions and other expense payments, partially offset by higher net income, as adjusted for non-cash items. Cash provided by operating activities increased $30.3 million in 2015 compared to 2014, primarily due to higher net income, as adjusted for non-cash items, resulting from the impact of the Acquisition and lower income taxes due to our REIT conversion. This was partially offset by an increased use of working capital driven by an increase in accounts receivable and decreases in accounts payables and accrued expenses. These working capital increases were offset by lower cash paid for income taxes.

After the Separation, we began operating as a REIT for U.S. federal income tax purposes. Actual cash payments for income taxes were $1.2 million in 2016, $5.8 million in 2015 and $53.0 million in 2014, including payments made to CBS Corporation (“CBS”).

Cash used for investing activities decreased $25.7 million in 2016 compared to 2015 and decreased $736.0 million in 2015 compared to 2014. In 2016, we completed several small acquisitions for a total purchase price of approximately $67.9 million, incurred $59.4 million in capital expenditures and received $90.6 million in proceeds from dispositions, primarily related to the Disposition. In 2015, we completed several small acquisitions for a total purchase price of approximately $12.1 million, incurred $59.2 million in capital expenditures and received $8.9 million in proceeds from dispositions, primarily related to the disposition of substantially all of our assets in Puerto Rico. In 2014, we completed the Acquisition for a total purchase price of approximately $714.2 million (including working capital adjustments), completed several smaller acquisitions for a total purchase price of approximately $19.6 million, incurred $64.2 million in capital expenditures and made an investment of $3.0 million in Videri Inc. in connection with licenses and services to be received under a development and license agreement with Videri Inc. and its affiliate, and received $4.5 million in proceeds from dispositions.

The following table presents our capital expenditures in 2016, 2015 and 2014.

	Year Ended December 31,			% Change
(in millions, except percentages)	2016	2015	2014	2016 vs. 2015	2015 vs. 2014
Growth	$40.9	$33.6	$40.9	22%	(18)%
Maintenance	18.5	25.6	23.3	(28)	10
Total capital expenditures	$59.4	$59.2	$64.2	—	(8)

Capital expenditures increased $0.2 million in 2016 compared to 2015, driven by installation of the most current LED lighting technology to improve the quality and extend the life of our static billboards and an increase in digital display spending, partially offset by decreased expenditures related to the Disposition and the renovation of certain office facilities. Capital expenditures decreased $5.0 million, or 8%, in 2015 compared to 2014, driven by a decline in digital display spending, partially offset by increased investments in information technology and expenditures to renovate certain office facilities.

For the full year of 2017, we expect our capital expenditures to be approximately $65.0 million to $70.0 million, which will be used primarily for growth in digital displays, installation of the most current LED lighting technology to improve the quality and extend the life of our static billboards, billboard maintenance and to renovate certain office facilities.

Cash used for financing activities increased $137.9 million in 2016 compared 2015. Cash provided by financing activities was $536.6 million in 2014. In 2016, we paid cash dividends of $188.6 million and made discretionary payments totaling $90.0 million on the Term Loan. In 2015, we paid cash dividends $196.3 million, prepaid $50.0 million on the Term Loan and incurred debt, including a premium, of $103.8 million. In 2014, we incurred debt of $600.0 million related to the Acquisition on October 1, 2014, retained $100.0 million related to our IPO, retained $50.0 million related to the incurrence of $1.6 billion of indebtedness on January 31, 2014, received $49.3 million of net capital contributions from CBS and paid cash dividends of $242.7 million.

Contractual Obligations

As of December 31, 2016, our significant contractual obligations and payments due by period were as follows:

	Payments Due by Period
(in millions)	Total	2017	2018-2019	2020-2021	2022 and thereafter
Guaranteed minimum annual payments(a)(b)	$435.6	$158.4	$113.8	$54.1	$109.3
Operating leases(c)	995.0	119.3	226.8	177.2	471.7
Long-term debt(d)	2,160.0	—	—	660.0	1,500.0
Interest(d)	662.8	103.7	207.3	188.8	163.0
Total	$4,253.4	$381.4	$547.9	$1,080.1	$2,244.0

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

(b)
We also have marketing and multimedia rights agreements with colleges, universities and other educational institutions, which entitle us to operate on-campus advertising displays, as well as manage marketing opportunities, media rights and experiential entertainment at sports events. Under most of these agreements, the school is entitled to receive the greater of a percentage of the relevant revenue, net of agency commissions, or a specified guaranteed minimum annual payment.

(c)
Consists of non-cancellable operating leases with terms in excess of one year for billboard sites, office space and equipment. Total future minimum payments of $995.0 million include $955.6 million for our billboard sites. Excludes rent on cancellable leases and leases with terms of under one year, as well as contingent rent. (See Item 8, Note 17. Commitments and Contingencies to the Consolidated Financial Statements for further information about our contractual obligations.)

(d)
As of December 31, 2016, we had long-term debt of approximately $2.2 billion. Interest on the Term Loan is variable. For illustrative purposes, we are assuming an interest rate of 3.0% for all years, which reflects the interest rate as of December 31, 2016. An increase or decrease of 1/4% in the interest rate will change the annual interest expense by $1.7 million.

The above table excludes $0.6 million of reserves for uncertain tax positions and the related accrued interest and penalties, as we cannot reasonably predict the amount of and timing of cash payments related to this obligation.

In 2017, we expect to contribute $2.0 million to our pension plans. Contributions to our pension plans were $2.0 million in each of 2016 and 2015, and $1.6 million in 2014.

Off-Balance Sheet Arrangements

Our off-balance sheet commitments primarily consist of operating lease arrangements and guaranteed minimum annual payments. (See Item 8, Note 17. Commitments and Contingencies to the Consolidated Financial Statements for information about our off-balance sheet commitments.)

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

Goodwill

We test goodwill for impairment on an annual basis on October 31 of each year and between annual tests should factors or indicators become apparent that would require an interim test. Goodwill is tested for impairment at the reporting-unit level. We elected to perform the two-step quantitative impairment test in 2016.

The first step of the goodwill impairment test examines whether the carrying value of a reporting unit exceeds its fair value. We compute the estimated fair value of each reporting unit by adding the present value of the estimated annual cash flows over a discrete projection period to the residual value of the business at the end of the projection period. This technique requires us to use significant estimates and assumptions such as growth rates, operating margins, capital expenditures and discount rates. The estimated growth rates, operating margins and capital expenditures for the projection period are based on our internal forecasts of future performance as well as historical trends. The residual value is estimated based on a perpetual nominal growth rate, which is based on projected long-range inflation and long-term industry projections. The discount rates are determined based on the weighted average cost of capital of comparable entities. A downward revision of these assumptions would decrease the fair values of our reporting units.

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

Prior to July 17, 2014, we were a member of CBS’s consolidated tax group, and the provision for income taxes, deferred tax assets and liabilities, and income tax payments were calculated on a separate tax return basis. These amounts may not necessarily reflect the income tax expense or tax payments that would have been reported if we had been operating as a stand-alone company, and would not reflect what our income tax expense or tax payments would have been as a REIT during the periods prior to the Separation. We believe that the assumptions and estimates used to determine these tax amounts were reasonable.

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

We do not currently use derivatives or other financial instruments to mitigate our exposure to commodity price risk. However, we do enter into contracts with commodity providers to limit our exposure to commodity price fluctuations. For the year ended December 31, 2016, such contracts accounted for 8.9% of our total utility costs. As of December 31, 2016, we had active electricity purchase agreements with fixed contract rates for locations throughout Connecticut, Illinois, New Jersey, New York, Pennsylvania, Ohio and Texas, which expire at various dates in July 2018.

Foreign Exchange Risk

Foreign currency translation risk is the risk that exchange rate gains or losses arise from translating our Canadian business’ statements of earnings and statements of financial position from functional currency to our reporting currency (the U.S. Dollar) for consolidation purposes. Any gain or loss on translation is included within comprehensive income and Accumulated other comprehensive income on our Consolidated Statement of Financial Position. The functional currency of our international subsidiaries is their respective local currency. As of December 31, 2016, we have $9.9 million of unrecognized foreign currency translation losses included within Accumulated other comprehensive income on our Consolidated Statement of Financial Position.

Substantially all of our transactions at our Canadian subsidiary is denominated in their local functional currency, thereby reducing our risk of foreign currency transaction gains or losses.

We do not currently use derivatives or other financial instruments to mitigate foreign currency risk, although we may do so in the future.

Interest Rate Risk

We are subject to interest rate risk to the extent we have variable-rate debt outstanding including under our Senior Credit Facilities. As of December 31, 2016, we had a $660.0 million variable-rate Term Loan due 2021 outstanding, which has an interest rate of 3.0% per year. An increase or decrease of 1/4% in our interest rate on the Term Loan will change our annualized interest expense by approximately $1.7 million. We do not currently use derivatives or other financial instruments to mitigate interest rate risk, although we may do so in the future.

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

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of OUTFRONT Media Inc.

In our opinion, the accompanying consolidated statements of financial position and the related consolidated statements of operations, comprehensive income, equity and cash flows present fairly, in all material respects, the financial position of OUTFRONT Media Inc. and its subsidiaries at December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules II and III appearing under Item 15(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company's internal control over financial reporting based on our audits (which were integrated audits in 2016 and 2015). We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
New York, New York
February 23, 2017

OUTFRONT Media Inc.
Consolidated Statements of Financial Position

	As of December 31,
(in millions)	2016	2015
Assets:
Current assets:
Cash and cash equivalents	$65.2	$101.6
Receivables, less allowances of $9.2 in 2016 and $8.9 in 2015	222.0	209.5
Prepaid lease and transit franchise costs	67.4	61.5
Other prepaid expenses	15.8	21.9
Assets held for sale (Note 12)	—	5.2
Other current assets	7.8	12.5
Total current assets	378.2	412.2
Property and equipment, net (Note 4)	665.0	701.7
Goodwill (Note 5)	2,089.4	2,074.7
Intangible assets (Note 5)	545.3	570.5
Other assets	60.6	56.4
Total assets	$3,738.5	$3,815.5

Liabilities:
Current liabilities:
Accounts payable	$85.6	$83.6
Accrued compensation	33.9	39.4
Accrued interest	15.7	19.5
Accrued lease costs	26.7	28.8
Other accrued expenses	54.8	35.3
Deferred revenues	20.2	20.7
Liabilities held for sale (Note 12)	—	25.0
Other current liabilities	14.6	13.3
Total current liabilities	251.5	265.6
Long-term debt (Note 8)	2,136.8	2,222.0
Deferred income tax liabilities, net (Note 15)	8.5	10.9
Asset retirement obligation (Note 6)	34.1	33.2
Other liabilities	74.6	71.2
Total liabilities	2,505.5	2,602.9

Commitments and contingencies (Note 17)

Stockholders’ equity (Note 10):
Common stock (2016 - 450.0 shares authorized, and 138.0 shares issued and outstanding; 2015 - 450.0 shares authorized, and 137.6 shares authorized, issued or outstanding)	1.4	1.4
Additional paid-in capital	1,949.5	1,934.3
Distribution in excess of earnings	(699.5)	(602.2)
Accumulated other comprehensive loss (Note 9)	(18.5)	(120.9)
Total stockholders’ equity	1,232.9	1,212.6
Non-controlling interests	0.1	—
Total equity	1,233.0	1,212.6
Total liabilities and equity	$3,738.5	$3,815.5
See accompanying notes to consolidated financial statements.

OUTFRONT Media Inc.
Consolidated Statements of Operations

	Year Ended December 31,
(in millions, except per share amounts)	2016	2015	2014
Revenues:
Billboard	$1,071.0	$1,084.3	$971.5
Transit and other	442.9	429.5	382.3
Total revenues	1,513.9	1,513.8	1,353.8
Expenses:
Operating	818.1	833.1	726.5
Selling, general and administrative	264.8	258.3	224.3
Restructuring charges (Note 11)	2.5	2.6	9.8
Loss on real estate assets held for sale (Note 12)	1.3	103.6	—
Acquisition costs	—	—	10.4
Net (gain) loss on dispositions	(1.9)	0.7	(2.5)
Depreciation	108.9	113.7	107.2
Amortization	115.3	115.4	95.0
Total expenses	1,309.0	1,427.4	1,170.7
Operating income	204.9	86.4	183.1
Interest expense, net	(113.8)	(114.8)	(84.8)
Other expense, net	(0.1)	(0.4)	(0.3)
Income (loss) before benefit (provision) for income taxes and equity in earnings of investee companies	91.0	(28.8)	98.0
Benefit (provision) for income taxes	(5.4)	(5.4)	206.0
Equity in earnings of investee companies, net of tax	5.3	4.8	2.9
Net income (loss)	$90.9	$(29.4)	$306.9

Net income (loss) per common share:
Basic	$0.66	$(0.21)	$2.69
Diluted	$0.66	$(0.21)	$2.67

Weighted average shares outstanding:
Basic	137.9	137.3	114.3
Diluted	138.4	137.3	114.8

Dividends declared per common share	$1.36	$1.42	$5.67
See accompanying notes to consolidated financial statements.

OUTFRONT Media Inc.
Consolidated Statements of Comprehensive Income

	Year Ended December 31,
(in millions)	2016	2015	2014
Net income (loss)	$90.9	$(29.4)	$306.9
Other comprehensive income (loss), net of tax:
Cumulative translation adjustments	102.3	(32.3)	(10.7)
Net actuarial gain (loss)	0.1	1.5	(3.1)
Deferred tax rate adjustment	—	—	(1.2)
Total other comprehensive income (loss), net of tax	102.4	(30.8)	(15.0)
Total comprehensive income (loss)	$193.3	$(60.2)	$291.9
See accompanying notes to consolidated financial statements.

OUTFRONT Media Inc.
Consolidated Statements of Equity

(in millions, except per share amounts)	Shares of Common Stock	Common Stock ($0.01 per share par value)	Additional Paid-In Capital	Distribution in Excess of Earnings	Invested Capital	Accumulated Other Comprehensive Loss	Treasury Stock, at Cost	Total Invested Equity/ Stockholders’ Equity
Balance as of December 31, 2013	—	$—	$—	$—	$2,829.5	$(75.1)	$—	$2,754.4
Net income	—	—	—	305.8	1.1	$—	—	306.9
Other comprehensive loss	—	—	—	—	—	(15.0)	—	(15.0)
Initial public offering (“IPO”)	23.0	0.2	614.8	—	—	—	—	615.0
Stock-based payments:
Amortization	—	—	14.1	—	—	—	—	14.1
Shares paid for tax withholding for stock-based payments	—	—	—	—	—	—	(0.1)	(0.1)
Retirement of treasury stock	—	—	(0.1)	—	—	—	0.1	—
Conversion to stockholders’ equity (Note 10)	97.0	1.0	2,829.6	—	(2,830.6)	—	—	—
Issuance of stock for purchase of property and equipment	0.1	—	2.0	—	—	—	—	2.0
Distribution of debt and IPO proceeds to CBS	—	—	(2,038.8)	—	—	—	—	(2,038.8)
Dividends ($5.67 per share)	16.5	0.2	438.0	(682.8)	—	—	—	(244.6)
Net contribution from CBS	—	—	51.6	—	—	—	—	51.6
Balance as of December 31, 2014	136.6	$1.4	$1,911.2	$(377.0)	$—	$(90.1)	$—	$1,445.5

OUTFRONT Media Inc.
Consolidated Statements of Equity (Continued)

(in millions, except per share amounts)	Shares of Common Stock	Common Stock ($0.01 per share par value)	Additional Paid-In Capital	Distribution in Excess of Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Non-Controlling Interests	Total Equity
Balance as of December 31, 2014	136.6	$1.4	$1,911.2	$(377.0)	$(90.1)	$1,445.5
Net loss	—	—	—	(29.4)	—	(29.4)
Other comprehensive loss	—	—	—	—	(30.8)	(30.8)
Stock-based payments:
Vested	0.5	—	—	—	—	—
Exercise of stock options	0.2	—	2.0	—	—	2.0
Amortization	—	—	15.8	—	—	15.8
Shares paid for tax withholding for stock-based payments	(0.1)	—	(6.9)	—	—	(6.9)
Issuance of stock for purchase of property and equipment	0.4	—	12.2	—	—	12.2
Dividends ($1.42 per share)	—	—	—	(195.8)	—	(195.8)
Balance as of December 31, 2015	137.6	$1.4	$1,934.3	$(602.2)	$(120.9)	$1,212.6	$—	$1,212.6
Net income	—	—	—	90.9	—	90.9	—	90.9
Other comprehensive income	—	—	—	—	102.4	102.4	—	102.4
Stock-based payments:
Vested	0.5	—	—	—	—	—	—	—
Amortization	—	—	18.0	—	—	18.0	—	18.0
Shares paid for tax withholding for stock-based payments	(0.2)	—	(4.7)	—	—	(4.7)	—	(4.7)
Issuance of stock for purchase of property and equipment	0.1	—	1.9	—	—	1.9	—	1.9
Dividends ($1.36 per share)	—	—	—	(188.2)	—	(188.2)	—	(188.2)
Other	—	—	—	—	—	—	0.1	0.1
Balance as of December 31, 2016	138.0	$1.4	$1,949.5	$(699.5)	$(18.5)	$1,232.9	$0.1	$1,233.0

See accompanying notes to consolidated financial statements.

OUTFRONT Media Inc.
Consolidated Statements of Cash Flows

	Year Ended December 31,
(in millions)	2016	2015	2014
Operating activities:
Net income (loss)	$90.9	$(29.4)	$306.9
Adjustments to reconcile net income (loss) to net cash flow provided by operating activities:
Depreciation and amortization	224.2	229.1	202.2
Deferred tax benefit	(1.8)	(1.7)	(249.5)
Stock-based compensation	18.0	15.2	16.0
Provision for doubtful accounts	3.6	2.7	2.9
Accretion expense	2.4	2.5	2.3
Loss on real estate assets held for sale	1.3	103.6	—
Net (gain) loss on dispositions	(1.9)	0.7	(2.5)
Equity in earnings of investee companies, net of tax	(5.3)	(4.8)	(2.9)
Distributions from investee companies	5.0	7.7	7.4
Amortization of deferred financing costs and debt discount and premium	6.4	6.3	12.1
Change in assets and liabilities, net of investing and financing activities:
Increase in receivables	(11.7)	(13.3)	(0.6)
Increase in prepaid expenses and other current assets	(0.5)	(2.7)	(6.4)
Decrease in accounts payable and accrued expenses	(43.8)	(25.9)	(5.8)
Increase (decrease) in deferred revenues	—	3.0	(9.8)
Increase (decrease) in income taxes	6.0	1.2	(9.0)
Other, net	(5.7)	(1.1)	(0.5)
Net cash flow provided by operating activities	287.1	293.1	262.8

Investing activities:
Capital expenditures	(59.4)	(59.2)	(64.2)
Acquisitions	(67.9)	(12.1)	(735.7)
Investments in investee companies	—	—	(3.0)
Proceeds from dispositions	90.6	8.9	4.5
Net cash flow used for investing activities	(36.7)	(62.4)	(798.4)

Financing activities:
Proceeds from IPO	—	—	615.0
Proceeds from long-term debt borrowings - term loan and senior notes	—	—	1,598.0
Proceeds from long-term debt borrowings - senior notes	—	103.8	599.3
Proceeds from borrowings under revolving credit facility	35.0	105.0	—
Repayments of borrowings under revolving credit facility	(35.0)	(105.0)	—
Repayments of long-term debt borrowings - term loan	(90.0)	(50.0)	—
Deferred financing costs	(0.4)	(3.3)	(42.7)
Distribution of debt and IPO proceeds to CBS	—	—	(2,038.8)
Net cash contribution from CBS	—	—	49.3
Proceeds from stock option exercises	—	2.0	—
Taxes withheld for stock-based compensation	(7.3)	(4.3)	—
Dividends	(188.6)	(196.3)	(242.7)
Other	(0.2)	(0.5)	(0.8)
Net cash flow provided by (used for) financing activities	(286.5)	(148.6)	536.6

OUTFRONT Media Inc.
Consolidated Statements of Cash Flows (Continued)

	Year Ended December 31,
(in millions)	2016	2015	2014
Effect of exchange rate changes on cash and cash equivalents	(0.3)	(3.3)	(2.3)
Net increase (decrease) in cash and cash equivalents	(36.4)	78.8	(1.3)
Cash and cash equivalents at beginning of year	101.6	28.5	29.8
Cash reclassified to assets held for sale	—	(5.7)	—
Cash and cash equivalents at end of year	$65.2	$101.6	$28.5

Supplemental disclosure of cash flow information:
Cash paid for income taxes (Note 15)	$1.2	$5.8	$53.0
Cash paid for interest	111.4	107.0	55.1

Non-cash investing and financing activities:
Accrued purchases of property and equipment	$11.2	$7.0	$1.4
Issuance of stock for purchase of property and equipment	1.9	12.2	2.0
Taxes withheld for stock-based compensation	—	2.6	—

See accompanying notes to consolidated financial statements.

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements

Note 1. Description of Business and Basis of Presentation

Description of Business

OUTFRONT Media Inc. (the “Company”) and its subsidiaries (collectively, “we,” “us” or “our”) is a real estate investment trust (“REIT”), which provides advertising space (“displays”) on out-of-home advertising structures and sites in the United States (the “U.S.”) and Canada. Our inventory consists of billboard displays, which are primarily located on the most heavily traveled highways and roadways in top Nielsen Designated Market Areas (“DMAs”), and transit advertising displays operated under exclusive multi-year contracts with municipalities in large cities across the U.S. and Canada. We also have marketing and multimedia rights agreements with colleges, universities and other educational institutions, which entitle us operate on-campus advertising displays, as well as manage marketing opportunities, media rights and experiential entertainment at sports events. In total, we have displays in all of the 25 largest markets in the U.S. and over 150 markets across the U.S. and Canada. We currently manage our operations through three operating segments—(1) U.S. Billboard and Transit, which is included in our U.S. Media reportable segment, (2) International and (3) Sports Marketing.

On April 1, 2016, we sold all of our equity interests in certain of our subsidiaries (the “Disposition”), which held all of the assets of our outdoor advertising business in Latin America (see Note 12. Acquisitions and Dispositions: Dispositions to the Consolidated Financial Statements). The operating results of our outdoor advertising business in Latin America through April 1, 2016, are included in our Consolidated Financial Statements for 2016, 2015 and 2014.

Basis of Presentation and Use of Estimates

The accompanying consolidated financial statements have been prepared pursuant to the rules of the Securities and Exchange Commission (the “SEC”). In the opinion of our management, the accompanying financial statements reflect all adjustments, consisting of normal and recurring adjustments, necessary for a fair presentation of our financial position, results of operations and cash flows for the years presented. Certain previously reported amounts have been reclassified to conform with the current 2016 presentation.

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

Note 2. Initial Public Offering (“IPO”)

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

Revenue Recognition—We derive Revenues primarily from providing advertising space to customers on our advertising structures and sites. Our contracts with customers generally cover periods ranging from four weeks to one year. Revenues from billboard displays are recognized as rental income on a straight-line basis over the contract term. Transit and other revenues are recognized as earned over the contract period. For space provided to advertisers through the use of an advertising agency whose commission is calculated based on a stated percentage of gross advertising spending, our Revenues are reported net of agency commissions.

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

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements (Continued)

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

Prior to July 17, 2014, we were a member of CBS Corporation’s (“CBS”) consolidated tax group, and the provision for income taxes, deferred tax assets and liabilities, and income tax payments were calculated on a separate tax return basis, with us as the taxpayer, even though our U.S. operating results were included in the consolidated federal, and certain state and local income tax returns of CBS. We believe that the assumptions and estimates used to determine these tax amounts were reasonable.

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

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements (Continued)

Adoption of New Accounting Standards

Simplifying the Presentation of Debt Issuance Costs

During the first quarter of 2016, we adopted the FASB’s principles-based guidance addressing the recognition of debt issuance costs related to a recognized debt liability. We elected to adopt the guidance on a retrospective basis. As a result, $24.7 million of debt issuance costs was recorded as a direct deduction from the carrying amount of our debt liability on the Consolidated Statement of Financial Position as of December 31, 2016, and $4.4 million from Other current assets and $25.3 million from Other assets was reclassified to Long-term debt, net, on the Consolidated Statement of Financial Position as of December 31, 2015. Regarding line-of-credit arrangements, we continue to defer and present debt issuance costs as an asset and subsequently amortize the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. This guidance did not have a material effect on our financial statements.

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

Recent Pronouncements

Goodwill

In January 2017, the FASB issued guidance simplifying the test for goodwill impairment by eliminating Step 2 from the goodwill impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value, however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The guidance is to be applied on a prospective basis and is effective for interim and annual periods beginning after December 15, 2019. Early adoption is permitted for interim and annual impairment tests performed on testing dates after January 1, 2017. We do not expect this guidance to have a material effect on our consolidated financial statements.

Business Combinations

In January 2017, the FASB issued guidance clarifying the definition of a business for acquisitions and dispositions. The guidance is to be applied on a prospective basis and is effective for interim and annual periods beginning after December 15, 2017. Early adoption is permitted for acquisitions and dispositions, and for transactions in which a subsidiary is deconsolidated or a group of assets is derecognized, that have not been reported in financial statements that have been issued or made available for issuance.

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

Stock Compensation

In March 2016, the FASB issued guidance which simplifies the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as the classification in the statement of cash flows. This guidance is effective for interim and annual periods beginning after December 15, 2016. We do not expect this guidance to have a material effect on our consolidated financial statements.

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements (Continued)

Leases

In February 2016, the FASB issued guidance addressing the recognition, measurement, presentation and disclosure of leases for both lessees and lessors. The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. Lessors will account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. This guidance is to be applied on a modified retrospective basis and is effective for interim and annual periods beginning after December 15, 2018. Early adoption is permitted for financial statements that have not been previously issued. As of December 31, 2016, we had approximately 22,600 lease agreements in the U.S., the majority of which will be classified as operating leases under the new guidance. We are currently evaluating our lease contracts and exploring software solutions. This standard will require us to recognize a right-of-use asset and lease liability for the present value of minimum lease payments for operating leases with a term greater than 12 months and will have a significant impact on our consolidated financial statements. Our billboard lease revenues will continue to be recognized on a straight-line basis over their respective lease terms.

Revenue from Contracts with Customers

In May 2014 (updated in August 2015, March 2016, April 2016 and May 2016), the FASB issued principles-based guidance addressing revenue recognition issues. The guidance will be applied to all contracts with customers regardless of industry-specific or transaction-specific fact patterns. The guidance requires that the amount of revenue a company should recognize reflect the consideration it expects to be entitled to in exchange for goods and services. This guidance is to be applied retrospectively and is effective for interim and annual periods beginning after December 15, 2017. Our billboard lease revenues will be recognized under the lease standard discussed above. The revenue recognition guidance will be primarily applicable to our multi-year transit advertising contracts with municipalities in the U.S. and Canada, and marketing and multimedia rights agreements with colleges, universities and other educational institutions. We are currently evaluating the impact of this guidance on our consolidated financial statements.

Note 4. Property and Equipment

The table below presents the balances of major classes of assets and accumulated depreciation.

	As of December 31,
(in millions)	2016	2015(a)
Land	$90.7	$89.9
Buildings and improvements	48.2	44.1
Advertising structures	1,696.6	1,643.6
Furniture, equipment and other	88.5	79.1
Construction in progress	37.2	29.1
	1,961.2	1,885.8
Less accumulated depreciation	1,296.2	1,184.1
Property and equipment, net	$665.0	$701.7

(a)
In 2015, in connection with the Disposition, as defined in Note 12. Acquisitions and Dispositions: Dispositions, Property, plant and equipment was reclassified as Assets held for sale on the Consolidated Statement of Financial Position. (See Note 12. Acquisitions and Dispositions: Dispositions.)

Included in Construction in Progress as of December 31, 2016, is $21.8 million related to the development of software to be utilized within our digital displays. This balance principally consists of stock issued under a license and development agreement. See Note 10. Equity.

Depreciation expense was $108.9 million in 2016, $113.7 million in 2015 and $107.2 million in 2014.

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements (Continued)

Note 5. Goodwill and Other Intangible Assets

Effective April 1, 2016, we changed the segments that we use to review operating results and make decisions regarding segment performance and resource allocation (see Note 18. Segment Information to the Consolidated Financial Statements). Historical financial information by reportable segment has been recast to reflect the changes in segment reporting with no impact to previously reported consolidated financial statements.

For the years ended December 31, 2016 and 2015, the changes in the book value of goodwill by segment were as follows:

(in millions)	U.S. Media	Other	Total
As of December 31, 2014	$2,044.7	$109.5	$2,154.2
Currency translation adjustments	—	(14.6)	(14.6)
Additions	1.4	—	1.4
Dispositions(a)	(6.0)	(60.3)	(66.3)
As of December 31, 2015	2,040.1	34.6	$2,074.7
Currency translation adjustments	—	1.1	1.1
Additions	13.9	—	13.9
Dispositions	—	(0.3)	(0.3)
As of December 31, 2016	$2,054.0	$35.4	$2,089.4

(a)
In 2015, in the U.S. Media segment, we disposed of substantially all of our assets in Puerto Rico and in connection with the Disposition, Goodwill in Other was reclassified as Assets held for sale on the Consolidated Statement of Financial Position. (See Note 12. Acquisitions and Dispositions: Dispositions.)

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

Our identifiable intangible assets consist of the following:

(in millions)	Gross	Accumulated Amortization	Net
As of December 31, 2016:
Permits and leasehold agreements	$1,038.0	$(636.1)	$401.9
Franchise agreements	451.6	(336.6)	115.0
Other intangible assets	45.4	(17.0)	28.4
Total intangible assets	$1,535.0	$(989.7)	$545.3

As of December 31, 2015:
Permits and leasehold agreements	$996.1	$(589.1)	$407.0
Franchise agreements	447.2	(314.5)	132.7
Other intangible assets	40.0	(9.2)	30.8
Total intangible assets(a)	$1,483.3	$(912.8)	$570.5

(a)
In 2015, in connection with the Disposition, Intangible assets, net, was reclassified as Assets held for sale on the Consolidated Statement of Financial Position. (See Note 12. Acquisitions and Dispositions: Dispositions.)

All of our intangible assets, except goodwill, are subject to amortization. Amortization expense was $115.3 million in 2016, $115.4 million in 2015 and $95.0 million in 2014, which includes the amortization of direct lease acquisition costs of $38.2 million in 2016, $36.3 million in 2015 and $33.8 million in 2014. Direct lease acquisition costs are amortized on a straight-line basis over the related customer lease term, which generally ranges from four weeks to one year.

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements (Continued)

We expect our aggregate annual amortization expense for intangible assets, before considering the impact of future direct lease acquisition costs, for each of the years 2017 through 2021, to be as follows:

(in millions)	2017	2018	2019	2020	2021
Amortization expense	$55.7	$47.2	$45.3	$41.0	$39.4

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

	Year Ended December 31,
(in millions)	2016	2015
Balance, at beginning of period	$33.2	$36.6
Accretion expense	2.4	2.5
Additions	0.2	0.1
Liabilities settled(a)	(1.8)	(4.3)
Foreign currency translation adjustments	0.1	(1.7)
Balance, at end of period	$34.1	$33.2

(a)
In 2015, includes liabilities reclassified to Liabilities held for sale on the Consolidated Statement of Financial Position in connection with the Disposition. (See Note 12. Acquisitions and Dispositions: Dispositions.)

Note 7. Related Party Transactions

Joint Ventures

We have a 50% ownership interest in two joint ventures that operate transit shelters in the greater Los Angeles area and Vancouver, and three joint ventures which operate a total of 15 billboards in New York and Boston. All of these ventures are accounted for as equity investments. These investments totaled $21.7 million as of December 31, 2016, and $21.3 million as of December 31, 2015, and are included in Other assets on the Consolidated Statements of Financial Position. We provided sales and management services to these joint ventures and recorded management fees in Revenues on the Consolidated Statement of Operations of $7.3 million in 2016, $7.2 million in 2015 and $6.5 million in 2014.

CBS Corporation

On July 16, 2014, CBS disposed of all of its shares of our common stock and as of July 16, 2014, we were separated from CBS (the “Separation”) and CBS and their affiliates ceased to be related parties. Our Statement of Operations for the year ended December 31, 2014, include charges from CBS for services, such as tax, internal audit, cash management, insurance, technology systems and other services. Charges for these services and benefits have been included in Selling, general and administrative expenses in the accompanying Consolidated Statements of Operations and totaled $9.6 million in 2014. Also included in these charges are professional fees associated with our planned election to be taxed as a REIT. As of December 31, 2014, all services previously provided by CBS have been transitioned to us.

For advertising spending placed by CBS and its subsidiaries, we recognized total revenues of $18.6 million, of which $7.7 million was before the Separation, for 2014.

Viacom Inc. is controlled by National Amusements, Inc., the controlling stockholder of CBS. On July 16, 2014, as a result of the Separation, Viacom Inc. ceased to be a related party. Revenues recognized for advertising spending placed by various subsidiaries of Viacom Inc. were $10.4 million, of which $4.3 million was before the Separation, in 2014.

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements (Continued)

Note 8. Debt

Long-term debt, net, consists of the following:

	As of
(in millions, except percentages)	December 31, 2016	December 31, 2015
Term loan, due 2021	$659.0	$748.6
Senior unsecured notes:
5.250% senior unsecured notes, due 2022	549.5	549.4
5.625% senior unsecured notes, due 2024	503.0	503.4
5.875% senior unsecured notes, due 2025	450.0	450.0
Total senior unsecured notes	1,502.5	1,502.8
Other	—	0.3
Debt issuance costs(a)	(24.7)	(29.7)
Total long-term debt, net	$2,136.8	$2,222.0

Weighted average cost of debt	4.8%	4.7%

(a)	See Note 3. Summary of Significant Accounting Policies: Adoption of New Accounting Standards.

Term Loan

The interest rate on the term loan due in 2021 (the “Term Loan”) was 3.0% per annum as of December 31, 2016. As of December 31, 2016, a discount of $1.0 million on the Term Loan remains unamortized. The discount is being amortized through Interest expense, net, on the Consolidated Statement of Operations.

Senior Unsecured Notes

As of December 31, 2016, a discount of $0.5 million on $150.0 million aggregate principal amount of the 5.250% Senior Unsecured Notes due 2022, remains unamortized. The discount is being amortized through Interest expense, net, on the Consolidated Statement of Operations.

As of December 31, 2016, a premium of $3.0 million on $100.0 million aggregate principal amount of the 5.625% Senior Unsecured Notes, due 2024, remains unamortized. The premium is being amortized through Interest expense, net, on the Consolidated Statement of Operations.

Revolving Credit Facility

We have a $425.0 million Revolving Credit Facility, which matures in 2019 (the “Revolving Credit Facility”).

As of December 31, 2016, there were no outstanding borrowings under the Revolving Credit Facility.

The commitment fee based on the amount of unused commitments under the Revolving Credit Facility was $1.8 million in 2016 and $1.9 million in each of 2015 and 2014. As of December 31, 2016, we had issued letters of credit totaling approximately $31.7 million against the Revolving Credit Facility.

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

The terms of the Credit Agreement require that, as long as any commitments remain outstanding under the Revolving Credit Facility, we maintain a Consolidated Net Secured Leverage Ratio, which is the ratio of (i) our consolidated secured debt (less up to $150.0 million of unrestricted cash) to (ii) our Consolidated EBITDA (as defined in the Credit Agreement) for the trailing four consecutive quarters, of no greater than 4.0 to 1.0. As of December 31, 2016, our Consolidated Net Secured Leverage Ratio was 1.3 to 1.0, as adjusted for the non-cash loss on real estate assets held for sale related to the Disposition and to give pro forma effect to acquisitions and dispositions, in accordance with the Credit Agreement. The Credit Agreement also requires that, in connection with the incurrence of certain indebtedness, we maintain a Consolidated Total Leverage Ratio, which is the ratio of our consolidated total debt to our Consolidated EBITDA for the trailing four consecutive quarters, of no greater than 6.0 to 1.0. As of December 31, 2016, our Consolidated Total Leverage Ratio was 4.7 to 1.0, as adjusted for the non-cash loss on real estate assets held for sale related to the Disposition and to give pro forma effect to acquisitions and dispositions, in accordance with the Credit Agreement. As of December 31, 2016, we are in compliance with our debt covenants.

Letter of Credit Facility

Effective January 31, 2017, we completed the bifurcation process of our letter of credit facility between two institutions for administrative purposes. As of February 23, 2017, our letter of credit facilities totaled $80.0 million.

As of December 31, 2016, we issued letters of credit totaling approximately $68.0 million under our aggregate letter of credit facilities. The fees under the letter of credit facility in 2016, 2015 and 2014 were immaterial.

Deferred Financing Costs

As of December 31, 2016, we had deferred $26.9 million in fees and expenses associated with the Term Loan, Revolving Credit Facility, letter of credit facility and our senior unsecured notes. We are amortizing the deferred fees through Interest expense, net, on the Consolidated Statement of Operations over the respective terms of the Term Loan, Revolving Credit Facility, letter of credit facility and our senior unsecured notes.

Fair Value

Under the fair value hierarchy, observable inputs such as unadjusted quoted prices in active markets for identical assets or liabilities are defined as Level 1; observable inputs other than quoted prices included within Level 1 that are either directly or indirectly observable for the asset or liability are defined as Level 2; and unobservable inputs for the asset or liability are defined as Level 3. The aggregate fair value of our debt, which is estimated based on quoted market prices of similar liabilities, was approximately $2.2 billion as of December 31, 2016, and $2.3 billion as of December 31, 2015. The fair value of our debt as of both December 31, 2016 and 2015 is classified as Level 2.

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements (Continued)

Note 9. Accumulated Other Comprehensive Loss

The following table presents the changes in the components of accumulated other comprehensive loss.

(in millions)	Cumulative Translation Adjustments	Net Actuarial Gain (Loss)	Accumulated Other Comprehensive Loss
As of December 31, 2013	$(69.2)	$(5.9)	$(75.1)
Other comprehensive loss before reclassifications	(10.7)	(3.3)	(14.0)
Amortization of actuarial losses reclassified to net income(a)	—	0.2	0.2
Deferred tax rate adjustment	—	(1.2)	(1.2)
Total other comprehensive loss, net of tax	(10.7)	(4.3)	(15.0)
As of December 31, 2014	(79.9)	(10.2)	(90.1)
Other comprehensive income (loss) before reclassifications	(32.3)	1.0	(31.3)
Amortization of actuarial losses reclassified to net loss(a)	—	0.5	0.5
Total other comprehensive income (loss), net of tax	(32.3)	1.5	(30.8)
As of December 31, 2015	(112.2)	(8.7)	(120.9)
Other comprehensive income (loss) before reclassifications(b)	102.3	(0.3)	102.0
Amortization of actuarial losses reclassified to net loss(a)	—	0.4	0.4
Total other comprehensive income (loss), net of tax	102.3	0.1	102.4
As of December 31, 2016	$(9.9)	$(8.6)	$(18.5)

(a)	See Note 14. Retirement Benefits for additional details of items reclassified from accumulated other comprehensive loss to net income (loss).

(b)	On April 1, 2016, in connection with the Disposition, we recognized $99.9 million in unrealized foreign currency translation losses.

Net actuarial gain (loss) included in other comprehensive income (loss) is net of a tax expense of $1.0 million in 2015 and a tax benefit of $1.3 million in 2014. The tax impact for net actuarial gain included in other comprehensive income (loss) in 2016 was not material.

Note 10. Equity

As of December 31, 2016, 450,000,000 shares of our common stock, par value $0.01 per share, were authorized; 138,044,896 shares were issued and outstanding; and 50,000,000 shares of our preferred stock, par value $0.01 per share, were authorized with no shares issued and outstanding.

In 2016, we issued 79,690 shares, valued at approximately $1.9 million, in 2015, we issued 442,922 shares, valued at approximately $12.2 million, and in 2014, we issued 74,129 shares, valued at approximately $2.0 million, of our common stock to J&M Holding Enterprises, Inc. (“J&M”), an affiliate of Videri Inc. (“Videri”), or Videri, as applicable, in connection with licenses and services received under a development and license agreement (the “Videri Agreement”) with J&M and Videri. We have capitalized the payments, which are related to the development of software and equipment to be utilized within digital displays, as construction in progress within Property and equipment, net, on the Consolidated Statement of Financial Position.

On February 22, 2017, we announced that our board of directors approved a quarterly cash dividend of $0.36 per share on our common stock, payable on March 31, 2017, to stockholders of record at the close of business on March 10, 2017.

Note 11. Restructuring Charges

In 2014, we recorded restructuring charges of $9.8 million, including stock-based compensation of $5.6 million associated with the reorganization of management. In 2015, we recorded restructuring charges of $2.6 million in our U.S. Media segment associated with the elimination of management positions and the elimination of positions in connection with the sale of assets and the consolidation of leased locations. In 2016, we recorded restructuring charges of $2.5 million in our U.S. Media segment for severance charges associated with the reorganization of our sales management and administrative functions. As of December 31, 2016, $2.4 million in restructuring reserves remained outstanding and is included in Other current liabilities on the Consolidated Statement of Financial Position.

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements (Continued)

Note 12. Acquisitions and Dispositions

Acquisitions

We completed several acquisitions for a total purchase price of approximately $67.9 million in 2016, $12.1 million in 2015 and $735.7 million in 2014.

On October 1, 2014, we completed the acquisition of certain outdoor advertising businesses (the “Acquired Business”) of Van Wagner Communications, LLC, for a total purchase price of approximately $690.0 million in cash, plus working capital adjustments (the “Acquisition”). The results of operations related to the Acquired Business is included in our U.S. Media segment for the years ending December 31, 2016, 2015 and 2014.

Unaudited Pro Forma Condensed Combined Statements of Operations Information

The following unaudited pro forma financial information presents our results of operations combined with the Acquired Business as if the Acquisition had occurred as of January 1, 2014. The pro forma information is not necessarily indicative of what the financial position or results of operations actually would have been had the Acquisition been completed as of January 1, 2014. In addition, the unaudited pro forma financial information is not indicative of, nor does it purport to project, our future financial position or operating results. The unaudited pro forma financial information excludes acquisition and integration costs and does not give effect to any estimated and potential cost savings or other operating efficiencies that could result from the Acquisition.

Year Ended December 31,
(in millions, except per share amounts)	2014
Revenues	$1,505.9
Operating income	193.6
Net income	293.6
Net income per common share attributable to shareholders of OUTFRONT Media Inc.:
Basic	$2.57
Diluted	$2.56
Transaction Costs

In 2014, we recorded $7.6 million of commitment and other fees in Interest expense, net, in the Consolidated Statement of Operations associated with a lender commitment to provide a senior unsecured bridge term loan facility for the purpose of financing the Acquisition in the event we did not complete an offering of senior notes. In addition we also recorded $10.4 million of other acquisition costs.

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements (Continued)

Dispositions

On April 1, 2016, we completed the Disposition and received $82.0 million in cash plus working capital, which was subject to post-closing adjustments. We recorded a loss on real estate assets held for sale of approximately $1.3 million in 2016 and $103.6 million in 2015 on the Consolidated Statement of Operations. In connection with the Disposition, the assets and liabilities of our outdoor advertising business in Latin America had been classified as Assets held for sale and Liabilities held for sale on the Consolidated Statement of Financial Position as of December 31, 2015. The components of Assets held for sale and Liabilities held for sale, which were written off upon completion of the Disposition, were as follows:

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

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements (Continued)

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

The following table summarizes our stock-based compensation expense for 2016, 2015 and 2014.

	Year Ended December 31,
(in millions)	2016	2015	2014
RSUs and PRSUs	$17.8	$14.9	$13.1
Stock options	0.2	0.3	2.9
Stock-based compensation expense, before income taxes	18.0	15.2	16.0
Tax benefit	(1.9)	(1.3)	(3.0)
Stock-based compensation expense, net of tax	$16.1	$13.9	$13.0

As of December 31, 2016, total unrecognized compensation cost related to non-vested RSUs and PRSUs was $19.2 million, which is expected to be recognized over a weighted average period of 1.7 years, and total unrecognized compensation cost related to non-vested stock options was $0.1 million, which is expected to be recognized over a weighted average period of 0.7 years.

RSUs and PRSUs

The following table summarizes the activity in 2016 of the RSUs and PRSUs issued to our employees.

	Activity	Weighted Average Per Share Grant Date Fair Market Value
Non-vested as of December 31, 2015	1,302,932	$26.48
Granted:
RSUs	640,592	19.20
PRSUs	319,926	19.01
Vested:
RSUs	(455,749)	23.80
PRSUs	(121,379)	29.30
Forfeitures:
RSUs	(28,856)	24.43
PRSUs	(20,325)	29.83
Non-vested as of December 31, 2016	1,637,141	22.71

The total fair value of RSUs and PRSUs that vested was $11.6 million during 2016, $17.3 million during 2015 and $1.6 million during 2014.

Stock Options

Stock options vest over a four-year service period and expire eight or ten years from the date of grant. On an annual basis, adjustments are made to compensation expense based on actual forfeitures and the forfeiture rates are revised as necessary.

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements (Continued)

The following table summarizes the activity of stock options issued to our employees.

	Activity	Weighted Average Exercise Price
Outstanding as of December 31, 2015	294,897	$15.72
Outstanding as of December 31, 2016	294,897	15.72

Exercisable as of December 31, 2016	258,611	14.47

The following table summarizes other information relating to stock option exercises.

	Year Ended December 31,
(in millions)	2016	2015
Cash paid by our employees for stock option exercises	$—	$2.1
Tax benefit of stock option exercises	—	0.1
Intrinsic value of stock option exercises	—	1.8

In 2014, stock options granted by CBS and held by our active employees were converted into options under the Stock Plan. Cash paid to CBS by our employees for stock option exercises was $5.0 million in 2014. There was no tax benefit related to CBS stock option exercises in 2014. The intrinsic value of CBS stock option exercises was $5.3 million in 2014.

The following table summarizes information concerning outstanding and exercisable stock options to purchase our common stock under the Stock Plan as of December 31, 2016.

	Outstanding			Exercisable
Range of Exercise Price	Number of Options	Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$0 to 4.99	64,556	0.15	$2.43	64,556	$2.43
$5 to 9.99	23,446	1.16	6.25	23,446	6.25
$10 to 14.99	61,758	2.71	12.39	61,758	12.39
$20 to 24.99	41,724	4.12	20.07	31,292	20.07
$25 to 29.99	103,413	4.72	26.39	77,559	26.39
	294,897			258,611

Stock options outstanding as of December 31, 2016, have a weighted average remaining contractual life of 2.93 years and the total intrinsic value for “in-the-money” options, based on the closing stock price of our common stock of $24.87, was $2.9 million. Stock options exercisable as of December 31, 2016, have a weighted average remaining contractual life of 2.70 years and the total intrinsic value for “in-the-money” exercisable options was $2.8 million.

Note 14. Retirement Benefits

We sponsor two defined benefit pension plans covering specific groups of employees in Canada and the U.S.

The benefits for the pension plan in Canada are based primarily on an employee’s years of service and an average of the employee’s highest five years of earnings. Participating employees in the pension plan in Canada are vested after two years of service or immediately, depending on the province of their employment. We fund the pension plan in Canada in accordance with the rules and regulations of the Pension Benefits Act of the Province of Ontario, Canada. Canada pension plan assets consist principally of equity securities, corporate and government related securities, and insurance contracts.

The pension plan in the U.S. covers a small number of hourly employees. The investments of the pension plan in the U.S. consist entirely of the plan’s interest in a trust, which invests the assets of this plan. The pension plan in the U.S. is funded in accordance with requirements of the Employee Retirement Income Security Act of 1974, as amended.

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements (Continued)

We use a December 31 measurement date for all pension plans.

The following table sets forth the change in benefit obligation for our pension plans.

	As of December 31,
(in millions)	2016	2015	2014
Benefit obligation, beginning of year	$44.9	$50.9	$46.0
Service cost	1.6	1.4	1.4
Interest cost	1.9	1.9	2.2
Actuarial (gain) loss	0.2	(0.2)	7.2
Benefits paid	(1.5)	(1.1)	(1.8)
Cumulative translation adjustments	1.2	(8.0)	(4.1)
Benefit obligation, end of year	$48.3	$44.9	$50.9

The following table sets forth the change in plan assets for our pension plans.

	As of December 31,
(in millions)	2016	2015
Fair value of plan assets, beginning of year	$39.7	$44.1
Actual return on plan assets	2.4	1.8
Employer contributions	2.0	2.0
Benefits paid	(1.5)	(1.1)
Cumulative translation adjustments	1.0	(7.1)
Fair value of plan assets, end of year	$43.6	$39.7

The unfunded status of pension benefit obligations and the related amounts recognized on the Consolidated Statement of Financial Position were as follows:

	As of December 31,
(in millions)	2016	2015
Unfunded status, end of year	$(4.7)	$(5.2)
Amounts recognized on the Consolidated Statement of Financial Position:
Other noncurrent liabilities	(4.7)	(5.2)
Net amounts recognized	(4.7)	(5.2)

The following amounts were recognized in accumulated other comprehensive loss on the Consolidated Statement of Financial Position.

	As of December 31,
(in millions)	2016	2015
Net actuarial loss	$(11.6)	$(11.7)
Deferred income taxes	3.0	3.0
Net amount recognized in accumulated other comprehensive loss	$(8.6)	$(8.7)

The accumulated benefit obligation for the defined benefit pension plans was $43.8 million as of December 31, 2016, and $40.8 million as of December 31, 2015.

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements (Continued)

The information for the pension plans with an accumulated benefit obligation in excess of plan assets is set forth below.

	As of December 31,
(in millions)	2016	2015
Projected benefit obligation	$48.3	$44.9
Accumulated benefit obligation	43.8	40.8
Fair value of plan assets	43.6	39.7

The following tables present the components of net periodic pension cost and amounts recognized in other comprehensive income (loss).

	As of December 31,
(in millions)	2016	2015	2014
Service cost	$1.6	$1.4	$1.4
Interest cost	1.9	1.9	2.2
Expected return on plan assets	(2.1)	(2.2)	(2.5)
Amortization of actuarial losses(a)	0.6	0.8	0.3
Amortization of transitional obligation	(0.1)	(0.1)	—
Net periodic pension cost	$1.9	$1.8	$1.4

(in millions)	Year Ended December 31, 2016
Amortization of actuarial losses(a)	$0.6
Cumulative translation adjustments	(0.4)
Amortization of transitional obligation	(0.1)
0.1
Deferred income taxes	—
Recognized in other comprehensive loss, net of tax	0.1

(a)	Reflects amounts reclassified from accumulated other comprehensive income (loss) to net income (loss).

Estimated net actuarial losses related to the defined benefit pension plans of approximately $0.5 million, will be amortized from accumulated other comprehensive loss into net periodic pension costs in 2017.

	As of and for the Year Ended December 31,
	2016	2015
Weighted average assumptions used to determine benefit obligations:
Discount rate	4.0%	4.0%
Rate of compensation increase	3.0	3.0
Weighted average assumptions used to determine net periodic cost:
Discount rate	4.0	4.0
Expected long-term return on plan assets	5.1	5.3
Rate of compensation increase	3.0	3.0

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

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements (Continued)

Plan Assets

Our plan assets are included in a trust in Canada and a trust in the U.S. The asset allocations of these trusts are based upon an analysis of the timing and amount of projected benefit payments, projected company contributions, the expected returns and risk of the asset classes and the correlation of those returns. As of December 31, 2016, we invested approximately 30% in fixed income instruments, 57% in equity instruments, and the remainder in cash, cash equivalents and insurance contracts.

The following tables set forth our pension plan assets measured at fair value on a recurring basis as of December 31, 2016 and 2015. These assets have been categorized according to the three-level fair value hierarchy established by the FASB which prioritizes the inputs used in measuring fair value. Level 1 is based on quoted prices for the asset in active markets. Level 2 is based on inputs that are observable other than quoted market prices in active markets, such as quoted prices for the asset in inactive markets or quoted prices for similar assets. Level 3 is based on unobservable inputs that market participants would use in pricing the asset.

	As of December 31, 2016
(in millions)	Level 1	Level 2	Level 3	Total
Cash and cash equivalents(a)	$—	$0.9	$—	$0.9
Fixed income securities:
Corporate and government related securities	—	12.3	—	12.3
Corporate bonds(b)	0.7	—	—	0.7
Equity securities(c):
U.S. equity	0.9	—	—	0.9
International equity	0.3	23.8	—	24.1
Insurance contracts	—	—	4.7	4.7
Total assets	$1.9	$37.0	$4.7	$43.6

	As of December 31, 2015
(in millions)	Level 1	Level 2	Level 3	Total
Cash and cash equivalents(a)	$—	$0.7	$—	$0.7
Fixed income securities:
Corporate and government related securities	—	11.2	—	11.2
Corporate bonds(b)	0.7	—	—	0.7
Equity securities(c):
U.S. equity	0.8	—	—	0.8
International equity	0.3	21.1	—	21.4
Insurance contracts	—	—	4.9	4.9
Total assets	$1.8	$33.0	$4.9	$39.7

(a)	Assets categorized as Level 2 reflect investments in money market funds.

(b)	Securities of diverse industries, substantially all investment grade.

(c)	Assets categorized as Level 2 reflect investments in common collective funds.

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements (Continued)

Significant changes in Level 3 plan assets are as follows:

	Year Ended December 31,
(in millions)	2016	2015
Insurance contracts:
Beginning of year	$4.9	$—
Purchases	—	5.2
Payments	(0.5)	(0.1)
Actuarial loss	—	(0.2)
Interest income	0.2	—
Cumulative translation adjustments	0.1	—
End of year	$4.7	$4.9

Our insurance contracts classified as Level 3 are valued based on a discount rate determined by reference to the market interest rates prevailing on high quality debt instruments with cash flows that match the timing and amount of expected benefit payments under the pension plan in Canada, as well as a mortality assumption based upon the current mortality table, CPM2014 generational projected using mortality improvement scale CPM-B. As a result, the fair value of the insurance contract is equal to the defined benefit obligation in respect of the members covered under the insurance contract.

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

Future Benefit Payments

(in millions)	2017	2018	2019	2020	2021	2022-2026
Estimated future benefit payments for pension plans	1.2	1.3	1.4	1.6	2.0	13.5

We expect to contribute $2.0 million to our pension plans in 2017.

Multi-Employer Pension and Postretirement Benefit Plans

We contribute to multi-employer plans that provide pension and other postretirement benefits to certain employees under collective bargaining agreements. Contributions to these plans were $2.9 million in 2016, $2.7 million in 2015 and $2.0 million in 2014. Based on our contributions to each individual multi-employer plan relative to the total contributions of all participating employers in such plan, no multi-employer plan was deemed to be individually significant to us.

Defined Contribution Plans

Employer contributions for defined contribution plans sponsored by us were $4.4 million in 2016, $4.2 million in 2015 and $3.8 million in 2014.

Note 15. Income Taxes

On July 17, 2014, we began operating as a REIT for U.S. federal income tax purposes under the Internal Revenue Code of 1986, as amended (the “Code”), and accordingly, we have not provided for U.S. federal income tax on our REIT taxable income that we distributed to our stockholders. We have elected to treat our subsidiaries that participate in certain non-REIT qualifying activities, and our foreign subsidiaries, as TRSs. As such, we have provided for their federal, state and foreign income taxes.

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements (Continued)

As a result of our REIT conversion in 2014, our effective tax rate subsequent to the Separation was substantially lower than previous periods. Prior to July 17, 2014, we were a member of CBS’s consolidated tax group, and the provision for income taxes, deferred tax assets and liabilities, and income tax payments were calculated on a separate tax return basis. These amounts may not necessarily reflect the income tax expense or tax payments that would have been reported if we had been operating as a stand-alone company, and would not reflect what our income tax expense or tax payments would have been as a REIT during the periods prior to the Separation. We believe that the assumptions and estimates used to determine these tax amounts were reasonable.

In 2014, as a result of our REIT conversion, substantially all Deferred income tax liabilities, net, was reversed into Net income via a non-cash benefit of approximately $235.6 million.

Cash paid for income taxes was $1.2 million in 2016 and $5.8 million in 2015 and assumed to be $53.0 million in 2014.

The U.S. and foreign components of Income (loss) before benefit (provision) for income taxes and equity in earnings of investee companies were as follows:

	Year Ended December 31,
(in millions)	2016	2015	2014
United States	$100.9	$83.3	$102.8
Foreign	(9.9)	(112.1)	(4.8)
Income (loss) before benefit (provision) for income taxes and equity in earnings of investee companies	$91.0	$(28.8)	$98.0

The following table reconciles Income (loss) before benefit (provision) for income taxes and equity in earnings of investee companies to REIT taxable income for the years ended December 31, 2016 and 2015, and the period July 17, 2014, through December 31, 2014.

	Year Ended December 31,
(in millions)	2016	2015	2014
Income (loss) before benefit (provision) for income taxes and equity in earnings of investee companies	$91.0	$(28.8)	$98.0
Income before provision for income taxes and equity in earnings of investee companies for the period January 1, 2014, through July 16, 2014			(57.9)
Income before benefit (provision) for income taxes and equity in earnings for the period July 17, 2014, through December 31, 2014			40.1
Net (income) loss of TRSs	5.4	108.7	(1.6)
Income from REIT operations	96.4	79.9	38.5
Book depreciation in excess of tax depreciation	50.8	51.7	15.0
Book amortization in excess of tax amortization	12.2	7.9	21.3
Tax dividend from foreign subsidiary	41.0	39.0	—
Book/tax differences - stock-based compensation	4.2	(3.4)	8.1
Book/tax differences - deferred gain for tax	(3.5)	(2.7)	—
Book/tax differences - capitalized costs	—	—	7.4
Book/tax differences - investments in joint ventures	6.0	5.6	2.5
Book/tax differences - other	6.4	3.1	4.2
REIT taxable income (estimated)	$213.5	$181.1	$97.0

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements (Continued)

The components of the Benefit (provision) for income taxes are as follows:

	Year Ended December 31,
(in millions)	2016	2015	2014
Current:
Federal	$(4.0)	$(0.3)	$(29.9)
State and local	(1.5)	(0.9)	(9.8)
Foreign	(1.7)	(5.9)	(3.8)
	(7.2)	(7.1)	(43.5)
Deferred tax benefit (liability):
Federal	(0.7)	(0.5)	198.0
State and local	(0.2)	—	50.3
Foreign	2.7	2.2	1.2
	1.8	1.7	249.5
Benefit (provision) for income taxes	$(5.4)	$(5.4)	$206.0

Excluding the Loss on real estate assets held for sale of $103.6 million (see Note 12. Acquisitions and Dispositions: Dispositions) in 2015 and the non-cash benefit recorded as a result of our REIT conversion in 2014 of $235.6 million, the effective income tax rate was 5.9% in 2016, 7.2% in 2015 and 30.3% in 2014.

The difference between income taxes expected at the U.S. federal statutory income tax rate of 35% and the Benefit (provision) for income taxes is summarized as follows:

	Year Ended December 31,
(in millions)	2016	2015	2014
Benefit (provision) for income taxes on income (loss) at U.S. statutory rate	$(31.9)	$10.1	$(34.3)
Loss on real estate assets held for sale	—	(36.3)	—
REIT dividends paid deduction	33.8	28.0	13.5
State and local taxes, net of federal tax benefit	(1.6)	(1.8)	(4.8)
Effect of foreign operations	(2.4)	(7.3)	(2.9)
Deferred tax adjustment due to REIT conversion	—	—	235.6
Resolution of prior year tax	(2.9)	2.1	—
Other, net	(0.4)	(0.2)	(1.1)
Benefit (provision) for income taxes	$(5.4)	$(5.4)	$206.0

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements (Continued)

The following table is a summary of the components of deferred income tax assets and liabilities.

	As of December 31,
(in millions)	2016	2015
Deferred income tax assets:
Provision for expenses and losses	$0.6	$0.7
Postretirement and other employee benefits	5.0	5.0
Tax credit and loss carryforwards	1.1	1.7
Total deferred income tax assets	6.7	7.4

Deferred income tax liabilities:
Property, equipment and intangible assets	(8.8)	(11.1)
Total deferred income tax liabilities	(8.8)	(11.1)

Deferred income tax liabilities, net	$(2.1)	$(3.7)

As of December 31, 2016, we had net operating loss carryforwards for federal, state and local, and foreign jurisdictions of $2.8 million, which expire in various years from 2017 through 2023.

Our undistributed earnings of foreign subsidiaries not included in our consolidated federal income tax return that could be subject to additional income taxes if remitted was approximately $25.0 million as of December 31, 2016. No provision was recorded for taxes that could result from the remittance of such undistributed earnings since we intend to declare dividends to our shareholders in an amount sufficient to offset such distributions and to reinvest the remainder outside the U.S. indefinitely. The determination of the unrecognized U.S. federal deferred income tax liability for undistributed earnings is not practical.

The following table sets forth the change in the reserve for uncertain tax positions, excluding related accrued interest and penalties.

(in millions)
As of January 1, 2014	$4.0
Additions for current year tax positions	0.1
Reductions for prior year tax positions	(2.9)
As of December 31, 2014	1.2
Additions for current year tax positions	0.2
Reductions for prior year tax positions	(0.6)
As of December 31, 2015	0.8
Additions for current year tax positions	0.1
Reductions for prior year tax positions	(0.3)
As of December 31, 2016	$0.6

The reserve for uncertain tax positions of $0.6 million as of December 31, 2016, includes $0.4 million which would affect our effective income tax rate if and when recognized in future years. During 2014, reductions for prior year tax positions included $2.1 million of liabilities which were transferred to CBS pursuant to our tax matters agreement. The reduction in this liability did not impact our provision for income taxes during 2014.

We recognize interest and penalty charges related to the reserve for uncertain tax positions as part of income tax expense. These charges were not material for any of the periods presented.

We are subject to taxation in the U.S. and various state, local and foreign jurisdictions. As of December 31, 2016, tax years for 2015, 2014, and 2013 are subject to examination by the tax authorities. As of December 31, 2016, we are no longer subject to U.S. federal, state, local, or foreign examinations by tax authorities for years before 2013. The IRS and a local tax jurisdiction are currently auditing one of our TRSs for the period July 17, 2014, through December 31, 2014.

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements (Continued)

Note 16. Earnings (Loss) Per Share (“EPS”)

	Year Ended December 31,
(in millions)	2016	2015	2014
Net income (loss)	$90.9	$(29.4)	$306.9

Weighted average shares for basic EPS	137.9	137.3	114.3
Dilutive potential shares from grants of RSUs, PRSUs and stock options(a)	0.5	—	0.5
Weighted average shares for diluted EPS	138.4	137.3	114.8

(a)
The potential impact of an aggregate 0.5 million granted RSUs, PRSUs and stock options for 2016, 0.7 million granted RSUs, PRSUs and stock options for 2015 and 0.2 million granted RSUs, PRSUs and stock options for 2014 was antidilutive.

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

We also have marketing and multimedia rights agreements with colleges, universities and other educational institutions, which entitle us to operate on-campus advertising displays, as well as manage marketing opportunities, media rights and experiential entertainment at sports events. Under most of these agreements, the school is entitled to receive the greater of a percentage of the relevant revenue, net of agency commissions, or a specified guaranteed minimum annual payment.

The Metropolitan Transportation Authority (the “MTA”) has issued a “Request for Proposals” to prospective operators for the subway, bus and commuter rail (Metro-North and Long Island Railroad) concessions, in any combination, each for a ten-year contract, with an additional potential five-year renewal period. On May 18, 2016, we submitted a response to the MTA. In mid-October, the MTA issued a follow-up request that refined its timeline and bid requirements, particularly relating to digital deployment and the communications platform and we submitted our response on December 12, 2016. On November 7, 2016, we entered into an agreement with the MTA to extend the expiration of our existing contracts for transit advertising services from December 31, 2016, to June 30, 2017, unless earlier terminated by the MTA on 90 days’ notice.

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements (Continued)

As of December 31, 2016, minimum rental payments under non-cancellable operating leases with terms in excess of one year and guaranteed minimum annual payments are as follows:

(in millions)	Operating Leases	Guaranteed Minimum Annual Payments
2017	$119.3	$158.4
2018	119.4	66.3
2019	107.4	47.5
2020	93.4	28.0
2021	83.8	26.1
2022 and thereafter	471.7	109.3
Total minimum payments	$995.0	$435.6

Rent expense was $372.1 million in 2016, $376.4 million in 2015 and $317.4 million in 2014, including contingent rent amounts of $88.1 million in 2016, $87.5 million in 2015 and $59.5 million in 2014. Rent expense is primarily reflected in operating expenses on the Consolidated Statements of Operations and includes rent on cancellable leases and leases with terms under one year, as well as contingent rent, none of which are included in the operating lease commitments in the table above.

Letters of Credit

We have indemnification obligations with respect to letters of credit and surety bonds primarily used as security against non-performance in the normal course of business. The outstanding letters of credit and surety bonds approximated $127.2 million as of December 31, 2016, and were not recorded on the Consolidated Statements of Financial Position.

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

The following tables set forth our financial performance by segment. Historical financial information by reportable segment has been recast to reflect the changes in segment reporting with no impact to previously reported consolidated financial statements. Prior to April 1, 2016, our International segment included our advertising businesses in Canada and Latin America (see Note 12. Acquisitions and Dispositions: Dispositions to the Consolidated Financial Statements). Historical operating results for our advertising business in Latin America are included in Other.

	Year Ended December 31,
(in millions)	2016	2015	2014
Revenues:
U.S. Media	$1,393.8	$1,344.3	$1,162.5
Other	120.1	169.5	191.3
Total revenues	$1,513.9	$1,513.8	$1,353.8

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements (Continued)

We present Operating income before Depreciation, Amortization, Net gain (loss) on dispositions, Stock-based compensation, Restructuring charges, Loss on real estate assets held for sale and Acquisition costs (“Adjusted OIBDA”) as the primary measure of profit and loss for our operating segments in accordance with FASB guidance for segment reporting.

	Year Ended December 31,
(in millions)	2016	2015	2014
Net income (loss)	$90.9	$(29.4)	$306.9
(Benefit) provision for income taxes	5.4	5.4	(206.0)
Equity in earnings of investee companies, net of tax	(5.3)	(4.8)	(2.9)
Interest expense (income), net	113.8	114.8	84.8
Other expense, net	0.1	0.4	0.3
Operating income	204.9	86.4	183.1
Restructuring charges(a)	2.5	2.6	9.8
Acquisition costs	—	—	10.4
Loss on real estate assets held for sale	1.3	103.6	—
Net (gain) loss on dispositions	(1.9)	0.7	(2.5)
Depreciation and amortization	224.2	229.1	202.2
Stock-based compensation(a)	18.0	15.2	10.4
Total Adjusted OIBDA	$449.0	$437.6	$413.4

Adjusted OIBDA:
U.S. Media	$473.8	$451.1	$409.2
Other	17.8	24.3	31.3
Corporate	(42.6)	(37.8)	(27.1)
Total Adjusted OIBDA	$449.0	$437.6	$413.4

(a)	In 2014, restructuring charges (including stock-based compensation of $5.6 million), costs related to the Acquisition and stock-based compensation are classified as Corporate expense.

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements (Continued)

	Year Ended December 31,
(in millions)	2016	2015	2014
Operating income (loss):
U.S. Media	$269.5	$245.3	$240.2
Other	(4.0)	(105.9)	0.6
Corporate	(60.6)	(53.0)	(57.7)
Total operating income	$204.9	$86.4	$183.1

Net (gain) loss on dispositions:
U.S. Media	$(1.7)	$0.6	$(2.5)
Other	(0.2)	0.1	—
Total (gain) loss on dispositions	$(1.9)	$0.7	$(2.5)

Depreciation and amortization:
U.S. Media	$203.5	$202.6	$171.5
Other	20.7	26.5	30.7
Total depreciation and amortization	$224.2	$229.1	$202.2

Capital expenditures:
U.S. Media	$54.8	$53.3	$56.8
Other	4.6	5.9	7.4
Total capital expenditures	$59.4	$59.2	$64.2

	As of December 31,
(in millions)	2016	2015	2014
Assets:
U.S. Media	$3,578.8	$3,593.0	$3,690.8
Other(a)	145.5	134.3	283.8
Corporate	14.2	88.2	16.8
Total assets	$3,738.5	$3,815.5	$3,991.4

(a)
In 2015, includes amounts reclassified as Assets held for sale on the Consolidated Statement of Financial Position. (See Note 12. Acquisitions and Dispositions: Dispositions to the Consolidated Financial Statements.)

	Year Ended December 31,
(in millions)	2016	2015	2014
Revenues(a):
United States	$1,435.2	$1,380.3	$1,198.8
Canada	67.3	71.7	82.5
Latin America	11.4	61.8	72.5
Total revenues	$1,513.9	$1,513.8	$1,353.8

(a)	Revenues classifications are based on the geography of the advertising.

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements (Continued)

	As of December 31,
(in millions)	2016	2015	2014
Long-lived assets(a):
United States	$3,255.0	$3,291.1	3,395.6
Canada	73.9	82.2	112.0
Latin America(b)	—	—	94.5
Total long-lived assets	$3,328.9	$3,373.3	$3,602.1

(a)	Reflects total assets less current assets, investments and non-current deferred tax assets.

(b)
In 2015, in connection with the Disposition, we reclassified long-lived assets to Assets held for sale on the Consolidated Statement of Financial Position. (See Note 12. Acquisitions and Dispositions: Dispositions to the Consolidated Financial Statements.)

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

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements (Continued)

	As of December 31, 2016
(in millions)	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Current assets:
Cash and cash equivalents	$—	$11.4	$35.8	$18.0	$—	$65.2
Receivables, less allowances	—	—	207.9	14.1	—	222.0
Other current assets	—	1.1	77.9	12.0	—	91.0
Total current assets	—	12.5	321.6	44.1	—	378.2
Property and equipment, net	—	—	621.4	43.6	—	665.0
Goodwill	—	—	2,059.9	29.5	—	2,089.4
Intangible assets	—	—	545.3	—	—	545.3
Investment in subsidiaries	1,233.0	3,371.9	114.4	—	(4,719.3)	—
Other assets	—	1.1	56.9	2.6	—	60.6
Intercompany	—	—	42.7	67.0	(109.7)	—
Total assets	$1,233.0	$3,385.5	$3,762.2	$186.8	$(4,829.0)	$3,738.5

Total current liabilities	$—	$15.7	$223.4	$12.4	$—	$251.5
Long-term debt	—	2,136.8	—	—	—	2,136.8
Deferred income tax liabilities, net	—	—	—	8.5	—	8.5
Asset retirement obligation	—	—	29.7	4.4	—	34.1
Deficit in excess of investment of subsidiaries	—	—	2,138.9	—	(2,138.9)	—
Other liabilities	—	—	70.2	4.4	—	74.6
Intercompany	—	—	67.0	42.7	(109.7)	—
Total liabilities	—	2,152.5	2,529.2	72.4	(2,248.6)	2,505.5
Total stockholders’ equity	1,232.9	1,232.9	1,232.9	114.4	(2,580.2)	1,232.9
Non-controlling interests	0.1	0.1	0.1	—	(0.2)	0.1
Total equity	1,233.0	1,233.0	1,233.0	114.4	(2,580.4)	1,233.0
Total liabilities and equity	$1,233.0	$3,385.5	$3,762.2	$186.8	$(4,829.0)	$3,738.5

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements (Continued)

	As of December 31, 2015
(in millions)	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Current assets:
Cash and cash equivalents	$—	$81.6	$8.5	$11.5	$—	$101.6
Receivables, less allowances	—	—	196.5	13.0	—	209.5
Other current assets(a)	—	1.1	118.1	15.9	(34.0)	101.1
Total current assets	—	82.7	323.1	40.4	(34.0)	412.2
Property and equipment, net	—	—	649.4	52.3	—	701.7
Goodwill	—	—	2,046.0	28.7	—	2,074.7
Intangible assets	—	—	570.5	—	—	570.5
Investment in subsidiaries	1,212.6	3,369.1	25.0	—	(4,606.7)	—
Other assets	—	2.2	51.1	3.1	—	56.4
Intercompany	—	—	70.6	58.9	(129.5)	—
Total assets	$1,212.6	$3,454.0	$3,735.7	$183.4	$(4,770.2)	$3,815.5

Total current liabilities(a)	$—	$19.7	$212.0	$67.9	$(34.0)	$265.6
Long-term debt	—	2,221.7	0.3	—	—	2,222.0
Deferred income tax liabilities, net	—	—	—	10.9	—	10.9
Asset retirement obligation	—	—	29.1	4.1	—	33.2
Deficit in excess of investment of subsidiaries	—	—	2,156.5	—	(2,156.5)	—
Other liabilities	—	—	66.3	4.9	—	71.2
Intercompany	—	—	58.9	70.6	(129.5)	—
Total liabilities	—	2,241.4	2,523.1	158.4	(2,320.0)	2,602.9
Total stockholders’ equity	1,212.6	1,212.6	1,212.6	25.0	(2,450.2)	1,212.6
Total liabilities and stockholders’ equity	$1,212.6	$3,454.0	$3,735.7	$183.4	$(4,770.2)	$3,815.5

(a)
Includes amounts classified as Assets held for sale and Liabilities held for sale, as applicable, on the Consolidated Statement of Financial Position. (See Note 12. Acquisitions and Dispositions: Dispositions to the Consolidated Financial Statements.)

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements (Continued)

	Year Ended December 31, 2016
(in millions)	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Billboard	$—	$—	$1,005.6	$65.4	$—	$1,071.0
Transit and other	—	—	429.6	13.3	—	442.9
Total revenues	—	—	1,435.2	78.7	—	1,513.9
Expenses:
Operating	—	—	764.9	53.2	—	818.1
Selling, general and administrative	1.5	0.2	246.7	16.4	—	264.8
Restructuring charges	—	—	2.5	—	—	2.5
Loss on real estate assets held for sale	—	—	—	1.3	—	1.3
Net gain on dispositions	—	—	(1.7)	(0.2)	—	(1.9)
Depreciation	—	—	94.1	14.8	—	108.9
Amortization	—	—	112.3	3.0	—	115.3
Total expenses	1.5	0.2	1,218.8	88.5	—	1,309.0
Operating income (loss)	(1.5)	(0.2)	216.4	(9.8)	—	204.9
Interest expense, net	—	(113.6)	(0.2)	—	—	(113.8)
Other expense, net	—	—	—	(0.1)	—	(0.1)
Income (loss) before income taxes and equity earnings of investee	(1.5)	(113.8)	216.2	(9.9)	—	91.0
Benefit (provision) for income taxes	—	—	(6.4)	1.0	—	(5.4)
Equity in earnings of investee companies, net of tax	92.4	206.2	(117.4)	1.0	(176.9)	5.3
Net income (loss)	$90.9	$92.4	$92.4	$(7.9)	$(176.9)	$90.9

Net income (loss)	$90.9	$92.4	$92.4	$(7.9)	$(176.9)	$90.9
Total other comprehensive income (loss), net of tax	102.4	102.4	102.4	102.6	(307.4)	102.4
Total comprehensive income	$193.3	$194.8	$194.8	$94.7	$(484.3)	$193.3

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements (Continued)

	Year Ended December 31, 2015
(in millions)	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Billboard	$—	$—	$969.8	$114.5	$—	$1,084.3
Transit and other	—	—	410.5	19.0	—	429.5
Total revenues	—	—	1,380.3	133.5	—	1,513.8
Expenses:
Operating	—	—	743.9	89.2	—	833.1
Selling, general and administrative	1.5	0.3	228.0	28.5	—	258.3
Restructuring charges	—	—	2.6	—	—	2.6
Loss on real estate assets held for sale	—	—	—	103.6	—	103.6
Net loss on dispositions	—	—	0.6	0.1	—	0.7
Depreciation	—	—	94.0	19.7	—	113.7
Amortization	—	—	111.1	4.3	—	115.4
Total expenses	1.5	0.3	1,180.2	245.4	—	1,427.4
Operating income (loss)	(1.5)	(0.3)	200.1	(111.9)	—	86.4
Interest income (expense), net	—	(114.8)	(0.2)	0.2	—	(114.8)
Other expense, net	—	—	—	(0.4)	—	(0.4)
Income (loss) before income taxes and equity earnings of investee	(1.5)	(115.1)	199.9	(112.1)	—	(28.8)
Provision for income taxes	—	—	(2.0)	(3.4)	—	(5.4)
Equity in earnings of investee companies, net of tax	(27.9)	87.2	(225.8)	1.1	170.2	4.8
Net loss	$(29.4)	$(27.9)	$(27.9)	$(114.4)	$170.2	$(29.4)

Net loss	$(29.4)	$(27.9)	$(27.9)	$(114.4)	$170.2	$(29.4)
Total other comprehensive loss, net of tax	(30.8)	(30.8)	(30.8)	(30.5)	92.1	(30.8)
Total comprehensive loss	$(60.2)	$(58.7)	$(58.7)	$(144.9)	$262.3	$(60.2)

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements (Continued)

	Year Ended December 31, 2014
(in millions)	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Billboard	$—	$—	$838.4	$133.1	$—	$971.5
Transit and other	—	—	360.4	21.9	—	382.3
Total revenues	—	—	1,198.8	155.0	—	1,353.8
Expenses:
Operating	—	—	626.1	100.4	—	726.5
Selling, general and administrative	1.3	—	192.7	30.3	—	224.3
Restructuring charges	—	—	9.8	—	—	9.8
Acquisition costs	—	—	10.4	—	—	10.4
Net gain on dispositions	—	—	(2.5)		—	(2.5)
Depreciation	—	—	84.5	22.7	—	107.2
Amortization	—	—	89.9	5.1	—	95.0
Total expenses	1.3	—	1,010.9	158.5	—	1,170.7
Operating income (loss)	(1.3)	—	187.9	(3.5)	—	183.1
Interest income (expense), net	—	(84.8)	(0.2)	0.2	—	(84.8)
Other expense, net	—	—	—	(0.3)	—	(0.3)
Income (loss) before income taxes and equity earnings of investee	(1.3)	(84.8)	187.7	(3.6)	—	98.0
Benefit (provision) for income taxes	—	—	209.7	(3.7)	—	206.0
Equity in earnings of investee companies, net of tax	308.2	393.0	(89.2)	0.7	(609.8)	2.9
Net income (loss)	$306.9	$308.2	$308.2	$(6.6)	$(609.8)	$306.9

Net income (loss)	$306.9	$308.2	$308.2	$(6.6)	$(609.8)	$306.9
Total other comprehensive income (loss), net of tax	(15.0)	(15.0)	(15.0)	(14.8)	44.8	(15.0)
Total comprehensive income (loss)	$291.9	$293.2	$293.2	$(21.4)	$(565.0)	$291.9

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements (Continued)

	Year Ended December 31, 2016
(in millions)	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash provided by (used for) operating activities	$(1.5)	$(111.3)	$399.1	$0.8	$—	$287.1
Investing activities:
Capital expenditures	—	—	(54.8)	(4.6)	—	(59.4)
Acquisitions	—	—	(67.9)	—	—	(67.9)
Proceeds from dispositions	—	—	2.9	87.7	—	90.6
Cash provided by (used for) investing activities	—	—	(119.8)	83.1	—	(36.7)
Financing activities:
Proceeds from borrowings under revolving credit facility	—	35.0	—	—	—	35.0
Repayments of borrowings under revolving credit facility	—	(35.0)	—	—	—	(35.0)
Repayments of long-term debt borrowings - term loan	—	(90.0)	—	—	—	(90.0)
Deferred financing costs	—	(0.4)	—	—	—	(0.4)
Taxes withheld for stock-based compensation	—	—	(7.3)	—	—	(7.3)
Dividends	(188.6)	—	—	—	—	(188.6)
Intercompany	190.1	131.5	(244.5)	(77.1)	—	—
Other	—	—	(0.2)	—	—	(0.2)
Cash provided by (used for) financing activities	1.5	41.1	(252.0)	(77.1)	—	(286.5)
Effect of exchange rate on cash and cash equivalents	—	—	—	(0.3)	—	(0.3)
Net increase (decrease) in cash and cash equivalents	—	(70.2)	27.3	6.5	—	(36.4)
Cash and cash equivalents at beginning of period	—	81.6	8.5	11.5	—	101.6
Cash and cash equivalents at end of period	$—	$11.4	$35.8	$18.0	$—	$65.2

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements (Continued)

	Year Ended December 31, 2015
(in millions)	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash provided by (used for) operating activities	$(1.5)	$(107.4)	$378.9	$23.1	$—	$293.1
Investing activities:
Capital expenditures	—	—	(53.3)	(5.9)	—	(59.2)
Acquisitions	—	—	(12.1)	—	—	(12.1)
Proceeds from dispositions	—	—	8.9	—	—	8.9
Cash used for investing activities	—	—	(56.5)	(5.9)	—	(62.4)
Financing activities:
Proceeds from long-term debt borrowings - senior notes	—	103.8	—	—	—	103.8
Proceeds from borrowings under revolving credit facility	—	105.0	—	—	—	105.0
Repayments of borrowings under revolving credit facility	—	(105.0)	—	—	—	(105.0)
Repayments of long-term borrowings - term loan	—	(50.0)	—	—	—	(50.0)
Deferred financing costs	—	(3.3)	—	—	—	(3.3)
Proceeds from stock option exercises	2.0	—	—	—	—	2.0
Taxes withheld for stock-based compensation	—	—	(4.3)	—	—	(4.3)
Dividends	(196.3)	—	—	—	—	(196.3)
Intercompany	195.8	127.0	(317.9)	(4.9)	—	—
Other	—	—	(0.5)	—	—	(0.5)
Cash provided by (used for) financing activities	1.5	177.5	(322.7)	(4.9)	—	(148.6)
Effect of exchange rate on cash and cash equivalents	—	—	—	(3.3)	—	(3.3)
Net increase (decrease) in cash and cash equivalents	—	70.1	(0.3)	9.0	—	78.8
Cash and cash equivalents at beginning of period	—	11.5	8.8	8.2	—	28.5
Cash reclassified to assets held for sale	—	—	—	(5.7)	—	(5.7)
Cash and cash equivalents at end of period	$—	$81.6	$8.5	$11.5	$—	$101.6

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements (Continued)

	Year Ended December 31, 2014
(in millions)	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash provided by (used for) operating activities	$(1.3)	$(54.8)	$330.6	$(11.7)	$—	$262.8
Investing activities:
Capital expenditures	—	—	(56.8)	(7.4)	—	(64.2)
Acquisitions	—	—	(735.7)	—	—	(735.7)
Investments in investee companies	—	—	(3.0)	—	—	(3.0)
Proceeds from dispositions	—	—	4.2	0.3	—	4.5
Cash used for investing activities	—	—	(791.3)	(7.1)	—	(798.4)
Financing activities:
Proceeds from IPO	615.0	—	—	—	—	615.0
Proceeds from long-term debt borrowings - term loan and senior notes	—	1,598.0	—	—	—	1,598.0
Proceeds from long-term debt borrowings - senior notes	—	599.3	—	—	—	599.3
Deferred financing costs	—	(42.7)	—	—	—	(42.7)
Distribution of debt and IPO proceeds to CBS	(515.0)	(1,523.8)	—	—	—	(2,038.8)
Net cash contribution from CBS	9.5	—	39.8	—	—	49.3
Dividends	(242.7)	—	—	—	—	(242.7)
Intercompany	134.5	(564.5)	428.4	1.6	—	—
Other	—	—	(0.8)	—	—	(0.8)
Cash provided by financing activities	1.3	66.3	467.4	1.6	—	536.6
Effect of exchange rate on cash and cash equivalents	—	—	—	(2.3)	—	(2.3)
Net increase (decrease) in cash and cash equivalents	—	11.5	6.7	(19.5)	—	(1.3)
Cash and cash equivalents at beginning of period	—	—	2.1	27.7	—	29.8
Cash and cash equivalents at end of period	$—	$11.5	$8.8	$8.2	$—	$28.5

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

Effective April 1, 2016, we changed the segments that we use to review operating results and make decisions regarding segment performance and resource allocation. Historical financial information by reportable segment has been recast to reflect the changes in segment reporting with no impact to previously reported consolidated financial statements. (See Note 18. Segment information to the Consolidated Financial Statements.)

	2016
(in millions)	First Quarter	Second Quarter		Third Quarter		Fourth Quarter		Total Year
Revenues:
U.S. Media	$312.6	$356.5		$356.7		$368.0		$1,393.8
Other	35.8	28.8	(a)	26.1	(a)	29.4	(a)	120.1
Total revenues	$348.4	$385.3		$382.8		$397.4		$1,513.9
Adjusted OIBDA:
U.S. Media	$94.9	$123.7		$129.3		$125.9		$473.8
Other	2.2	8.4	(a)	2.2	(a)	5.0	(a)	17.8
Corporate	(9.0)	(9.1)		(10.8)		(13.7)		(42.6)
Total Adjusted OIBDA	88.1	123.0		120.7		117.2		449.0
Restructuring charges	—	(0.4)		—		(2.1)		(2.5)
Loss on real estate assets held for sale	(1.3)	—		—		—		(1.3)
Net gain (loss) on dispositions	(0.4)	(0.2)		2.3		0.2		1.9
Depreciation	(29.1)	(28.5)		(26.7)		(24.6)		(108.9)
Amortization	(28.3)	(30.4)		(28.3)		(28.3)		(115.3)
Stock-based compensation	(4.8)	(4.5)		(4.5)		(4.2)		(18.0)
Total operating income	$24.2	$59.0		$63.5		$58.2		$204.9
Operating income (loss):
U.S. Media	$43.1	$69.7		$81.5		$75.2		$269.5
Other	(5.1)	2.9	(a)	(2.7)	(a)	0.9	(a)	(4.0)
Corporate	(13.8)	(13.6)		(15.3)		(17.9)		(60.6)
Total operating income	$24.2	$59.0		$63.5		$58.2		$204.9
Net income (loss)	$(2.3)	$28.5		$38.1		$26.6		$90.9

(a)	On April 1, 2016, we completed the Disposition. (See Note 12. Acquisitions and Dispositions: Dispositions to the Consolidated Financial Statements.)

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements (Continued)

	2015
(in millions)	First Quarter		Second Quarter		Third Quarter		Fourth Quarter		Total Year
Revenues:
U.S. Media	$305.0		$336.9		$346.3		$356.1		$1,344.3
Other	38.9		47.8		40.4		42.4		169.5
Total revenues	$343.9		$384.7		$386.7		$398.5		$1,513.8
Adjusted OIBDA:
U.S. Media	$92.0		$118.5		$121.0		$119.6		$451.1
Other	2.5		10.0		4.5		7.3		24.3
Corporate	(7.5)		(9.4)		(11.6)		(9.3)		(37.8)
Total Adjusted OIBDA	87.0		119.1		113.9		117.6		437.6
Restructuring charges	(0.6)		(2.0)		—		—		(2.6)
Loss on real estate assets held for sale	—		—		—		(103.6)	(a)	(103.6)
Net gain (loss) on dispositions	0.3		(0.9)		—		(0.1)		(0.7)
Depreciation	(28.7)		(28.0)		(28.4)		(28.6)		(113.7)
Amortization	(27.8)		(29.2)		(29.1)		(29.3)		(115.4)
Stock-based compensation	(3.6)		(4.4)		(3.7)		(3.5)		(15.2)
Total operating income (loss)	$26.6		$54.6		$52.7		$(47.5)		$86.4
Operating income (loss):
U.S. Media	$42.0		$65.2		$69.9		$68.2		$245.3
Other	(4.3)		3.2		(1.9)		(102.9)		(105.9)
Corporate	(11.1)	(b)	(13.8)	(b)	(15.3)	(b)	(12.8)	(b)	(53.0)
Total operating income (loss)	$26.6		$54.6		$52.7		$(47.5)		$86.4
Net income (loss)	$1.1		$22.2		$21.2		$(73.9)		$(29.4)

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our management has concluded that our internal control over financial reporting was effective as of December 31, 2016 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The effectiveness of our internal control over financial reporting as of December 31, 2016 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in “Item 8. Financial Statements and Supplementary Data.”

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

All additional information required by this item is incorporated by reference to our Proxy Statement for the 2017 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2016.

Item 11. Executive Compensation.

The information required by this item is incorporated by reference to our Proxy Statement for the 2017 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2016.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated by reference to our Proxy Statement for the 2017 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2016.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated by reference to our Proxy Statement for the 2017 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2016.

Item 14. Principal Accounting Fees and Services.

The information required by this item is incorporated by reference to our Proxy Statement for the 2017 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2016.

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

OUTFRONT Media Inc.
Schedule II—Valuation and Qualifying Accounts
(in millions)

Col. A	Col. B	Col. C			Col. D	Col. E
Description	Balance at Beginning of Period	Balance Acquired through Acquisitions	Charged to Costs and Expenses	Charged to Other Accounts(a)	Deductions	Balance at End of Period
Allowance for doubtful accounts:
Year ended December 31, 2016	$8.9	$—	$3.6	$—	$3.3	$9.2
Year ended December 31, 2015	14.2	—	2.7	(3.7)	4.3	8.9
Year ended December 31, 2014	15.7	—	2.9	(0.7)	3.7	14.2
Valuation allowance on deferred tax assets:
Year ended December 31, 2016	$—	$—	$—	$—	$—	$—
Year ended December 31, 2015	6.9	—	0.1	(4.7)	2.3	—
Year ended December 31, 2014	10.1	—	0.5	—	3.7	6.9

(a)	Reflects change in allowance related to foreign currency translation adjustments and amounts reclassified to Assets held for sale on our Consolidated Statement of Financial Position.

OUTFRONT Media Inc.
SCHEDULE III – Schedule of Real Estate and
Accumulated Depreciation
as of December 31, 2016
(in millions)

		Initial Cost		Cost Capitalized Subsequent to Acquisition	Gross Carrying Amount at December 31, 2016 (3)
Description (1)	Encumbrances	Land	Structures and Improvements		Land	Structures and Improvements	Total	Accumulated Depreciation	Construction Date	Acquisition Date	Useful Lives
Structures added prior to January 1, 2014
United States - 42,114 displays	—	(2)	(2)	(2)	$83.2	$1,328.0	1,411.2	$(974.7)	Various	Various	5 to 20 years
Canada - 5,656 displays	—	(2)	(2)	(2)	2.1	268.3	270.4	(232.1)	Various	Various	5 to 20 years
					$85.3	$1,596.3	$1,681.6	$(1,206.8)
Structures added subsequent to January 1, 2014
United States - 2,090 displays		$5.4	$110.6	$(12.7)	$5.4	$97.9	$103.3	$(1.4)	Various	Various	5 to 20 years
Canada - 105 displays		—	2.4	—	—	2.4	2.4	(0.3)	Various	Various	5 to 20 years
		$5.4	$113.0	$(12.7)	$5.4	$100.3	$105.7	$(1.7)
Total
United States - 44,204 displays					$88.6	$1,425.9	$1,514.5	$(976.1)	Various	Various	5 to 20 years
Canada - 5,761 displays					2.1	270.7	272.8	(232.4)	Various	Various	5 to 20 years
					$90.7	$1,696.6	$1,787.3	$(1,208.5)
______________________

(1)	No single asset exceeded 5% of the total gross carrying amount as of December 31, 2016.

(2)	This information is omitted as it would be impracticable to compile on a site-by-site basis.

(3)	Includes sites under construction.

The following table summarizes the activity for the Company’s real estate assets, which consist of advertising displays, and the related accumulated depreciation.

	2016	2015	2014
Gross real estate assets:
Balance at the beginning of the year	$1,778.7	$1,833.7	$1,750.9
New Investments	9.1	8.0	98.0
Redevelopments	23.7	23.9	21.6
Recurring capital expenditures	14.5	16.4	17.0
Purchase price accounting adjustments	1.0	(13.1)	—
Land acquisitions	0.6	4.8	—
Additions for construction of / improvements to structures	48.9	40.0	136.6
Assets sold or written-off	(49.4)	(26.5)	(14.2)
Foreign exchange	9.1	(68.5)	(39.6)
Balance at the end of the year	$1,787.3	$1,778.7	$1,833.7
Accumulated depreciation:
Balance at the beginning of the year	$1,137.7	$1,109.4	$1,052.7
Depreciation	98.2	104.9	99.6
Assets sold or written-off	(34.6)	(22.5)	(13.0)
Foreign exchange	7.2	(54.1)	(29.9)
Balance at the end of the year	$1,208.5	$1,137.7	$1,109.4

(a)(3) Exhibits. The exhibits filed as part of this Annual Report on Form 10-K are listed on the Exhibit Index immediately following the signature page hereto, which is incorporated herein by reference.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OUTFRONT MEDIA INC.

By:	/s/ Donald R. Shassian
	Name:	Donald R. Shassian
	Title:	Executive Vice President and Chief Financial Officer
Date: February 23, 2017

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

Signature	Title	Date

/s/ Jeremy J. Male	Chairman and Chief Executive Officer	February 23, 2017
Jeremy J. Male	(Principal Executive Officer)

/s/ Donald R. Shassian	Executive Vice President and Chief Financial Officer	February 23, 2017
Donald R. Shassian	(Principal Financial and Principal Accounting Officer)

/s/ Nicolas Brien	Director	February 23, 2017
Nicolas Brien

/s/ Manuel A. Diaz	Director	February 23, 2017
Manuel A. Diaz

/s/ Peter Mathes	Director	February 23, 2017
Peter Mathes

/s/ Susan M. Tolson	Director	February 23, 2017
Susan M. Tolson

/s/ Joseph H. Wender	Director	February 23, 2017
Joseph H. Wender

EXHIBIT INDEX

Exhibit Number	Description

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

10.3	Form of Director Indemnification Agreement (incorporated herein by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-11 (File No. 333-189643), filed on February 18, 2014).

10.4
Credit Agreement, dated as of January 31, 2014, by and among CBS Outdoor Americas Capital LLC, CBS Outdoor Americas Capital Corporation, the guarantors party thereto, Citibank, N.A. and the other lenders party thereto from time to time (incorporated herein by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-4 (File No. 333-201197), filed on December 22, 2014).

10.5	CBS Outdoor Americas Inc. Omnibus Stock Incentive Plan (incorporated herein by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K (File No. 001-36367), filed on April 2, 2014).*

10.6
OUTFRONT Media Inc. Amended and Restated Omnibus Stock Incentive Plan (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2015, File No. 001-36367).*

10.7
OUTFRONT Media Inc. Amended and Restated Executive Bonus Plan (incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2015, File No. 001-36367).*

10.8	OUTFRONT Media Excess 401(k) Plan (incorporated herein by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-11 (File No. 333-189643), filed on February 18, 2014).*

10.9
Employment Agreement with Jeremy J. Male, dated as of September 6, 2013 (incorporated herein by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-11 (File No. 333-189643), filed on February 18, 2014).*

10.10
Employment Agreement with Donald R. Shassian, dated as of November 20, 2013 (incorporated herein by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-11 (File No. 333-189643), filed on February 18, 2014).*

10.11
Employment Agreement with Richard Sauer, dated as of February 17, 2014 (incorporated herein by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-11 (File No. 333-189643), filed on February 18, 2014).*

10.12
Form of Certificate and Terms and Conditions for Performance-Based Restricted Share Units Awards with Time Vesting under the CBS Outdoor Americas Inc. Omnibus Stock Incentive Plan before February 19, 2015 (incorporated herein by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014, File No. 001-36367).*

10.13
Form of Certificate and Terms and Conditions for Performance-Based Restricted Share Units Awards with Time Vesting under the OUTFRONT Media Inc. Amended and Restated Omnibus Stock Incentive Plan (incorporated herein by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2015, File No. 001-36367).*

10.14
Form of Certificate and Terms and Conditions for Restricted Share Units Awards with Time Vesting under the CBS Outdoor Americas Inc. Omnibus Stock Incentive Plan before February 19, 2015 (incorporated herein by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014, File No. 001-36367).*

10.15
Form of Certificate and Terms and Conditions for Restricted Share Units Awards with Time Vesting granted under the CBS Outdoor Americas Inc. Omnibus Stock Incentive Plan on or after February 19, 2015 (incorporated herein by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2015, File No. 001-36367).*

10.16
Form of Certificate and Terms and Conditions for Restricted Share Units Awards with Time Vesting for Directors granted under the CBS Outdoor Americas Inc. Omnibus Stock Incentive Plan before February 19, 2015 (incorporated herein by reference to Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014, File No. 001-36367).*

10.17
Form of Certificate and Terms and Conditions for Restricted Share Units Awards with Time Vesting for Directors granted under the OUTFRONT Media Inc. Amended and Restated Omnibus Stock Incentive Plan (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-36367), filed on June 11, 2015).*

10.18
Summary of Compensation for Outside Directors, effective June 9, 2015 and July 1, 2015 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-36367), filed on June 11, 2015).*

10.19
CBS Corporation 2004 Long-Term Management Incentive Plan (as amended and restated through May 25, 2006) (incorporated herein by reference to Exhibit 10 to CBS Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006, File No. 001-09553).*

10.20
CBS Corporation 2009 Long-Term Incentive Plan (effective February 21, 2008, as amended and restated May 23, 2013) (incorporated herein by reference to Exhibit 10(c) to CBS Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013, File No. 001-09553).*

10.21
Form of Certificate and Terms and Conditions for Converted Stock Options (incorporated herein by reference to Exhibit 10(c)(ii) to CBS Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, File No. 001-09553).*

10.22
Form of Certificate and Terms and Conditions of Converted Performance-Based Restricted Share Units with Time Vesting (incorporated herein by reference to Exhibit 10(c)(v) to CBS Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, File No. 001-09553).*

10.23
Form of Certificate and Terms and Conditions of Converted Restricted Share Units with Time Vesting (incorporated herein by reference to Exhibit 10(c)(vii) to CBS Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, File No. 001-09553).*

10.24
Employment Agreement with Andy Sriubas, dated as of July 28, 2014 (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2014, File No. 001-36367).*

10.25
Employment Agreement with Clive Punter, dated as of October 6, 2014 (incorporated herein by reference to Exhibit 10.30 to the Company’s Registration Statement on Form S-4 (File No. 333-201197), filed on December 22, 2014).*

10.26
Employment Agreement with Nancy Tostanoski, dated as of May 5, 2014 (incorporated herein by reference to Exhibit 10.31 to the Company’s Registration Statement on Form S-4 (File No. 333-201197), filed on December 22, 2014).*

10.27
Employment Agreement with Jodi Senese, dated as of June 6, 2016 (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2016, File No. 001-36367).*

10.28
OUTFRONT Media Inc. Executive Change in Control Severance Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-36367), filed on December 14, 2015).*

10.29
Form of Participation Agreement under the OUTFRONT Media Inc. Executive Change in Control Severance Plan (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-36367), filed on December 14, 2015).*

10.30	Employment Agreement with Donald R. Shassian, dated as of December 28, 2016.*

21.1	List of Subsidiaries of OUTFRONT Media Inc.

23.1	Consent of PricewaterhouseCoopers LLP.

24.1	Power of Attorney (included on the signature page of this Annual Report on Form 10-K and incorporated herein by reference).

31.1	Certification of the Chief Executive Officer of OUTFRONT Media Inc. pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of OUTFRONT Media Inc. pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer of OUTFRONT Media Inc. furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002.

32.2	Certification of the Chief Financial Officer of OUTFRONT Media Inc. furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Calculation Linkbase

101.DEF	XBRL Taxonomy Definition Document

101.LAB	XBRL Taxonomy Label Linkbase

101.PRE	XBRL Taxonomy Presentation Linkbase

_______________________

†
Schedules, annexes and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish supplementally to the SEC a copy of any omitted schedule, annex or exhibit upon request.

*	Management contracts and compensatory plans and arrangements.