Form 10-Q
period 2017-03-31
OUTFRONT Media Inc.
filed 2017-05-04
CIK 1579877

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐ Yes    ☒ No

As of May 3, 2017, the number of shares outstanding of the registrant’s common stock was 138,587,346.

OUTFRONT MEDIA INC.
QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2017

PART 1

Item 1.    Financial Statements.

OUTFRONT Media Inc.
Consolidated Statements of Financial Position
(Unaudited)

	As of
(in millions)	March 31, 2017	December 31, 2016
Assets:
Current assets:
Cash and cash equivalents	$26.3	$65.2
Receivables, less allowance ($9.2 in 2017 and $9.2 in 2016)	181.9	222.0
Prepaid lease and transit franchise costs	74.1	67.4
Other prepaid expenses	18.1	15.8
Other current assets	11.1	7.8
Total current assets	311.5	378.2
Property and equipment, net (Note 3)	658.4	665.0
Goodwill	2,089.7	2,089.4
Intangible assets (Note 4)	534.8	545.3
Other assets	62.1	60.6
Total assets	$3,656.5	$3,738.5

Liabilities:
Current liabilities:
Accounts payable	$50.5	$85.6
Accrued compensation	17.1	33.9
Accrued interest	23.7	15.7
Accrued lease costs	21.3	26.7
Other accrued expenses	49.0	54.8
Deferred revenues	33.1	20.2
Other current liabilities	16.0	14.6
Total current liabilities	210.7	251.5
Long-term debt, net (Note 7)	2,142.5	2,136.8
Deferred income tax liabilities, net	6.7	8.5
Asset retirement obligation (Note 5)	34.6	34.1
Other liabilities	76.7	74.6
Total liabilities	2,471.2	2,505.5

Commitments and contingencies (Note 14)

Stockholders’ equity (Note 8):
Common stock (2017 - 450.0 shares authorized, and 138.6 shares issued
and outstanding; 2016 - 450.0 shares authorized, and 138.0 issued and outstanding)	1.4	1.4
Additional paid-in capital	1,948.6	1,949.5
Distribution in excess of earnings	(747.4)	(699.5)
Accumulated other comprehensive loss	(17.4)	(18.5)
Total stockholders’ equity	1,185.2	1,232.9
Non-controlling interests	0.1	0.1
Total equity	1,185.3	1,233.0
Total liabilities and equity	$3,656.5	$3,738.5

See accompanying notes to unaudited consolidated financial statements.

OUTFRONT Media Inc.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended
	March 31,
(in millions, except per share amounts)	2017	2016
Revenues:
Billboard	$236.0	$250.4
Transit and other	94.6	98.0
Total revenues	330.6	348.4
Expenses:
Operating	191.9	199.8
Selling, general and administrative	63.9	65.3
Restructuring charges	1.8	—
Loss on real estate assets held for sale	—	1.3
Net loss on dispositions	0.4	0.4
Depreciation	22.9	29.1
Amortization	23.7	28.3
Total expenses	304.6	324.2
Operating income	26.0	24.2
Interest expense, net	(28.1)	(28.6)
Other expense, net	—	(0.2)
Loss before benefit for income taxes and equity in earnings of investee companies	(2.1)	(4.6)
Benefit for income taxes	3.7	1.3
Equity in earnings of investee companies, net of tax	0.9	1.0
Net income (loss)	$2.5	$(2.3)

Net income (loss) per common share:
Basic	$0.02	$(0.02)
Diluted	$0.02	$(0.02)

Weighted average shares outstanding:
Basic	138.3	137.6
Diluted	138.9	137.6

Dividends declared per common share	$0.36	$0.34

See accompanying notes to unaudited consolidated financial statements.

OUTFRONT Media Inc.
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended
	March 31,
(in millions)	2017	2016
Net income (loss)	$2.5	$(2.3)
Other comprehensive income, net of tax:
Cumulative translation adjustments	1.1	6.5
Net actuarial loss	—	(0.5)
Total other comprehensive income, net of tax	1.1	6.0
Total comprehensive income	$3.6	$3.7

See accompanying notes to unaudited consolidated financial statements.

OUTFRONT Media Inc.
Consolidated Statements of Equity
(Unaudited)

(in millions, except per share amounts)	Shares of Common Stock	Common Stock ($0.01 per share par value)	Additional Paid-In Capital	Distribution in Excess of Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Non-Controlling Interests	Total Equity
Balance as of December 31, 2015	137.6	$1.4	$1,934.3	$(602.2)	$(120.9)	$1,212.6	$—	$1,212.6
Net loss	—	—	—	(2.3)	—	(2.3)	—	(2.3)
Other comprehensive loss	—	—	—	—	6.0	6.0	—	6.0
Stock-based payments:							—	—
Vested	0.5	—	—	—	—	—	—	—
Amortization	—	—	4.8	—	—	4.8	—	4.8
Shares paid for tax withholding for stock-based payments	(0.2)	—	(4.1)	—	—	(4.1)	—	(4.1)
Dividends ($0.34 per share)	—	—	—	(46.8)	—	(46.8)	—	(46.8)
Balance as of March 31, 2016	137.9	$1.4	$1,935.0	$(651.3)	$(114.9)	$1,170.2	$—	$1,170.2

Balance as of December 31, 2016	138.0	$1.4	$1,949.5	$(699.5)	$(18.5)	$1,232.9	$0.1	$1,233.0
Net income	—	—	—	2.5	—	2.5	—	2.5
Other comprehensive income	—	—	—	—	1.1	1.1	—	1.1
Stock-based payments:
Cumulative prior period adjustment to amortization of estimated forfeitures	—	—	0.5	(0.5)	—	—	—	—
Vested	0.7	—	—	—	—	—	—	—
Exercise of stock options	0.2	—	1.2	—	—	1.2	—	1.2
Amortization	—	—	5.4	—	—	5.4	—	5.4
Shares paid for tax withholding for stock-based payments	(0.3)	—	(8.0)	—	—	(8.0)	—	(8.0)
Dividends ($0.36 per share)	—	—	—	(49.9)	—	(49.9)	—	(49.9)
Balance as of March 31, 2017	138.6	$1.4	$1,948.6	$(747.4)	$(17.4)	$1,185.2	$0.1	$1,185.3

See accompanying notes to unaudited consolidated financial statements.

OUTFRONT Media Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31,
(in millions)	2017	2016
Operating activities:
Net income (loss)	$2.5	$(2.3)
Adjustments to reconcile net income (loss) to net cash flow provided by operating activities:
Depreciation and amortization	46.6	57.4
Deferred tax benefit	(1.8)	(0.5)
Stock-based compensation	5.4	4.8
Provision for doubtful accounts	0.1	0.8
Accretion expense	0.6	0.6
Loss on real estate assets held for sale	—	1.3
Net loss on dispositions	0.4	0.4
Equity in earnings of investee companies, net of tax	(0.9)	(1.0)
Distributions from investee companies	1.6	—
Amortization of deferred financing costs and debt discount and premium	1.9	1.4
Cash paid for direct lease acquisition costs	(11.7)	(10.6)
Change in assets and liabilities, net of investing and financing activities	(12.5)	(18.5)
Net cash flow provided by operating activities	32.2	33.8

Investing activities:
Capital expenditures	(16.6)	(14.4)
Acquisitions	(0.9)	(60.5)
Net proceeds from dispositions	0.1	0.3
Net cash flow used for investing activities	(17.4)	(74.6)

Financing activities:
Proceeds from long-term debt borrowings - term loan	8.3	—
Proceeds from borrowings under revolving credit facility	—	35.0
Deferred financing costs	(7.0)	(0.4)
Proceeds from stock option exercises	1.2	—
Taxes withheld for stock-based compensation	(6.0)	(5.1)
Dividends	(50.2)	(47.1)
Other	(0.2)	(0.2)
Net cash flow used for financing activities	(53.9)	(17.8)

Effect of exchange rate changes on cash and cash equivalents	0.2	0.2
Net decrease in cash and cash equivalents	(38.9)	(58.4)
Cash and cash equivalents at beginning of period	65.2	101.6
Cash and cash equivalents at end of period	$26.3	$43.2

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$0.6	$2.0
Cash paid for interest	18.3	19.5

Non-cash investing and financing activities:
Accrued purchases of property and equipment	$10.5	$5.4
Taxes withheld for stock-based compensation	—	1.5
See accompanying notes to unaudited consolidated financial statements.

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)

Note 1. Description of Business and Basis of Presentation

Description of Business

OUTFRONT Media Inc. (the “Company”) and its subsidiaries (collectively, “we,” “us” or “our”) is a real estate investment trust (“REIT”), which provides advertising space (“displays”) on out-of-home advertising structures and sites in the United States (the “U.S.”) and Canada. Our inventory consists of billboard displays, which are primarily located on the most heavily traveled highways and roadways in top Nielsen Designated Market Areas (“DMAs”), and transit advertising displays operated under exclusive multi-year contracts with municipalities in large cities across the U.S. and Canada. We also have marketing and multimedia rights agreements with colleges, universities and other educational institutions, which entitle us to operate on-campus advertising displays, as well as manage marketing opportunities, media rights and experiential entertainment at sports events. In total, we have displays in all of the 25 largest markets in the U.S. and over 150 markets across the U.S. and Canada. We manage our operations through three operating segments—(1) U.S. Billboard and Transit, which is included in our U.S. Media reportable segment, (2) International and (3) Sports Marketing.

On April 1, 2016, we sold all of our equity interests in certain of our subsidiaries (the “Disposition”), which held all of the assets of our outdoor advertising business in Latin America (see Note 9. Acquisitions and Dispositions: Dispositions to the Consolidated Financial Statements). The operating results of our outdoor advertising business in Latin America through April 1, 2016, are included in our Consolidated Financial Statements for the three months ended March 31, 2016.

Basis of Presentation and Use of Estimates

The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules of the Securities and Exchange Commission (the “SEC”). In the opinion of our management, the accompanying unaudited consolidated financial statements reflect all adjustments, consisting of normal and recurring adjustments, necessary for a fair statement of our financial position, results of operations and cash flows for the periods presented. Certain reclassifications of prior year’s data have been made to conform to the current period’s presentation. These financial statements should be read in conjunction with the more detailed financial statements and notes thereto, included in our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on February 23, 2017.

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

Note 2. New Accounting Standards

Adoption of New Accounting Standards

Stock Compensation

During the first quarter of 2017, we adopted the Financial Accounting Standards Board’s (the “FASB’s”) guidance that simplifies the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as the classification in the statement of cash flows. We have elected to account for forfeitures as they occur, which we adopted on a modified retrospective basis and resulted in an increase of $0.5 million to Additional paid in capital, offset by a decrease of $0.5 million to Distribution in excess of earnings on our Consolidated Statement of Financial Position and Consolidated Statement of Equity as of March 31, 2017.

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)

Business Combinations

During the first quarter of 2017, we adopted the FASB’s guidance clarifying the definition of a business for acquisitions and dispositions. The guidance is being applied on a prospective basis. Adoption of this guidance did not have a material effect on our consolidated financial statements.

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

As of December 31, 2016, we had approximately 22,600 lease agreements in the U.S. and approximately 3,200 lease agreements in Canada, the majority of which will be classified as operating leases under the new guidance. We are currently evaluating our lease contracts and planning for the implementation of this standard. This standard will require us to recognize a right-of-use asset and lease liability for the present value of minimum lease payments for operating leases with a term greater than 12 months and will have a significant impact on our consolidated financial statements. Our billboard lease revenues will continue to be recognized on a straight-line basis over their respective lease terms.

Revenue from Contracts with Customers

In May 2014 (updated in August 2015, March 2016, April 2016 and May 2016), the FASB issued principles-based guidance addressing revenue recognition issues. The guidance will be applied to all contracts with customers regardless of industry-specific or transaction-specific fact patterns. The guidance requires that the amount of revenue a company should recognize reflect the consideration it expects to be entitled to in exchange for goods and services. This guidance is to be applied retrospectively and is effective for interim and annual periods beginning after December 15, 2017. Our billboard lease revenues will be recognized under the new lease standard. The revenue recognition guidance will be primarily applicable to our multi-year transit advertising contracts with municipalities in the U.S. and Canada, and marketing and multimedia rights agreements with colleges, universities and other educational institutions. We are currently evaluating the impact of this guidance on our

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)

consolidated financial statements.

Note 3. Property and Equipment

The table below presents the balances of major classes of assets and accumulated depreciation.

		As of
(in millions)	Estimated Useful Lives	March 31, 2017	December 31, 2016
Land		$90.8	$90.7
Buildings	20 to 40 years	48.6	48.2
Advertising structures	5 to 20 years	1,709.6	1,696.6
Furniture, equipment and other	3 to 10 years	90.8	88.5
Construction in progress		40.0	37.2
		1,979.8	1,961.2
Less: accumulated depreciation		1,321.4	1,296.2
Property and equipment, net		$658.4	$665.0

Depreciation expense was $22.9 million in the three months ended March 31, 2017, and $29.1 million in the three months ended March 31, 2016.

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

Our identifiable intangible assets consist of the following:

(in millions)	Gross	Accumulated Amortization	Net
As of March 31, 2017:
Permits and leasehold agreements	$1,042.0	$(646.8)	$395.2
Franchise agreements	452.1	(338.9)	113.2
Other intangible assets	45.4	(19.0)	26.4
Total intangible assets	$1,539.5	$(1,004.7)	$534.8

As of December 31, 2016:
Permits and leasehold agreements	$1,038.0	$(636.1)	$401.9
Franchise agreements	451.6	(336.6)	115.0
Other intangible assets	45.4	(17.0)	28.4
Total intangible assets	$1,535.0	$(989.7)	$545.3

All of our identifiable intangible assets, except goodwill, are subject to amortization. Amortization expense was $23.7 million in the three months ended March 31, 2017, and $28.3 million in the three months ended March 31, 2016, which includes the amortization of direct lease acquisition costs of $8.7 million in the three months ended March 31, 2017, and $8.9 million in the three months ended March 31, 2016. Direct lease acquisition costs are amortized on a straight-line basis over the related customer lease term, which generally ranges from four weeks to one year.

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

(in millions)
As of December 31, 2016	$34.1
Accretion expense	0.6
Additions	0.1
Liabilities settled	(0.2)
As of March 31, 2017	$34.6

Note 6. Related Party Transactions

We have a 50% ownership interest in two joint ventures that operate transit shelters in the greater Los Angeles area and Vancouver, and three joint ventures which operate a total of 15 billboard displays in New York and Boston. All of these ventures are accounted for as equity investments. These investments totaled $21.0 million as of March 31, 2017, and $21.7 million as of December 31, 2016, and are included in Other assets on the Consolidated Statements of Financial Position. We provided sales and management services to these joint ventures and recorded management fees in Revenues on the Consolidated Statement of Operations of $1.5 million in the three months ended March 31, 2017, and $1.7 million in the three months ended March 31, 2016.

Note 7. Debt

Long-term debt, net, consists of the following:

	As of
(in millions, except percentages)	March 31, 2017	December 31, 2016
Term loan	$667.5	$659.0

Senior unsecured notes:
5.250% senior unsecured notes, due 2022	549.5	549.5
5.625% senior unsecured notes, due 2024	502.9	503.0
5.875% senior unsecured notes, due 2025	450.0	450.0
Total senior unsecured notes	1,502.4	1,502.5

Debt issuance costs	(27.4)	(24.7)
Total long-term debt, net	$2,142.5	$2,136.8

Weighted average cost of debt	4.8%	4.8%

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)

On March 16, 2017, the Company, along with its wholly owned subsidiaries, Outfront Media Capital LLC (“Finance LLC”) and Outfront Media Capital Corporation (together with Finance LLC, the “Borrowers”), and other guarantor subsidiaries party thereto, entered into an amendment (the “Amendment”) to its credit agreement and its related security agreement, each dated January 31, 2014 (together, and as amended, supplemented or otherwise modified, the “Credit Agreement”).

The Amendment provides for (i) the extension of the maturity date of the Borrower’s existing revolving credit facility (the “Revolving Credit Facility”) from January 31, 2019, to March 16, 2022, (ii) the extension of the maturity date of the Borrower’s existing term loan (the “Term Loan”) from January 31, 2021, to March 16, 2024, (iii) an increase to the Revolving Credit Facility by $5.0 million to $430.0 million, (iv) the incurrence of a $10.0 million incremental term loan primarily to cover transaction fees and expenses, which increases the outstanding principal balance of the Term Loan to $670.0 million, and (v) revisions to certain provisions of the Credit Agreement to, among other things, lower the interest rate floor for all loans to 0.0% and update covenants for greater operational and financial flexibility to the Company (including incurrence of additional indebtedness), as well as include other ministerial changes to the Credit Agreement. The remaining terms of the Credit Agreement, as amended by the Amendment, are substantially the same as the terms under the existing Credit Agreement, including with respect to events of default and loan acceleration.

Term Loan

The interest rate on the Term Loan was 3.2% per annum as of March 31, 2017. As of March 31, 2017, a discount of $2.5 million on the Term Loan remains unamortized. The discount is being amortized through Interest expense, net, on the Consolidated Statement of Operations.

Senior Unsecured Notes

As of March 31, 2017, a discount of $0.5 million on $150.0 million aggregate principal amount of the 5.250% Senior Unsecured Notes due 2022, remains unamortized. The discount is being amortized through Interest expense, net, on the Consolidated Statement of Operations.

As of March 31, 2017, a premium of $2.9 million on $100.0 million aggregate principal amount of the 5.625% Senior Unsecured Notes due 2024, remains unamortized. The premium is being amortized through Interest expense, net, on the Consolidated Statement of Operations.

Revolving Credit Facility

As of March 31, 2017, there were no outstanding borrowings under the Revolving Credit Facility. On April 3, 2017, we borrowed $15.0 million against the Revolving Credit Facility.

The commitment fee based on the amount of unused commitments under the Revolving Credit Facility was $0.2 million in the three months ended March 31, 2017, and $0.5 million in the three months ended March 31, 2016. As of March 31, 2017, we had issued letters of credit totaling approximately $31.7 million against the Revolving Credit Facility.

Debt Covenants

The Credit Agreement governing the Term Loan and the Revolving Credit Facility, and the indentures governing our senior unsecured notes contain customary affirmative and negative covenants, subject to certain exceptions, including but not limited to those that limit the Company’s and our subsidiaries’ abilities to (i) pay dividends on, repurchase or make distributions in respect to the Company’s or its wholly-owned subsidiary, Finance LLC’s capital stock or make other restricted payments other than dividends or distributions necessary for us to maintain our REIT status, subject to certain conditions, and (ii) enter into agreements restricting certain subsidiaries’ ability to pay dividends or make other intercompany transfers.

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)

The terms of the Credit Agreement require that, as long as any commitments remain outstanding under the Revolving Credit Facility, we maintain a Consolidated Net Secured Leverage Ratio, which is the ratio of (i) our consolidated secured debt (less up to $150.0 million of unrestricted cash) to (ii) our Consolidated EBITDA (as defined in the Credit Agreement) for the trailing four consecutive quarters, of no greater than 4.0 to 1.0. As of March 31, 2017, our Consolidated Net Secured Leverage Ratio was 1.4 to 1.0. The Credit Agreement also requires that, in connection with the incurrence of certain indebtedness, we maintain a Consolidated Total Leverage Ratio, which is the ratio of our consolidated total debt to our Consolidated EBITDA for the trailing four consecutive quarters, of no greater than 6.0 to 1.0. As of March 31, 2017, our Consolidated Total Leverage Ratio was 4.8 to 1.0. As of March 31, 2017, we are in compliance with our debt covenants.

Letter of Credit Facilities

As of March 31, 2017, we issued letters of credit totaling approximately $66.9 million under our aggregate $80.0 million letter of credit facilities. The total fees under the letter of credit facilities were immaterial in each of the three months ended March 31, 2017 and 2016.

Deferred Financing Costs

As of March 31, 2017, we had deferred $32.5 million in fees and expenses associated with the Term Loan, Revolving Credit Facility and our senior unsecured notes. We are amortizing the deferred fees through Interest expense, net, on the Consolidated Statement of Operations over the respective terms of the Term Loan, Revolving Credit Facility and our senior unsecured notes.

Fair Value

Under the fair value hierarchy, observable inputs such as unadjusted quoted prices in active markets for identical assets or liabilities are defined as Level 1; observable inputs other than quoted prices included within Level 1 that are either directly or indirectly observable for the asset or liability are defined as Level 2; and unobservable inputs for the asset or liability are defined as Level 3. The aggregate fair value of our debt, which is estimated based on quoted market prices of similar liabilities, was approximately $2.3 billion as of March 31, 2017, and $2.2 billion as of December 31, 2016. The fair value of our debt as of both March 31, 2017, and December 31, 2016, is classified as Level 2.

Note 8. Equity

As of March 31, 2017, 450,000,000 shares of our common stock, par value $0.01 per share, were authorized; 138,575,870 shares were issued and outstanding; and 50,000,000 shares of our preferred stock, par value $0.01 per share, were authorized with no shares issued and outstanding.

On April 25, 2017, we announced that our board of directors approved a quarterly cash dividend of $0.36 per share on our common stock, payable on June 30, 2017, to stockholders of record at the close of business on June 9, 2017.

Note 9. Acquisitions and Dispositions

Acquisitions

We completed several acquisitions for a total purchase price of approximately $0.9 million in the three months ended March 31, 2017, and $60.5 million in the three months ended March 31, 2016.

Dispositions

On April 1, 2016, we completed the Disposition and received $82.0 million in cash plus working capital, which was subject to post-closing adjustments.

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)

Note 10. Stock-Based Compensation

The following table summarizes our stock-based compensation expense for the three months ended March 31, 2017 and 2016.

	Three Months Ended
	March 31,
(in millions)	2017	2016
Restricted share units (“RSUs”) and performance-based RSUs (“PRSUs”)	$5.3	$4.7
Stock options	0.1	0.1
Stock-based compensation expense, before income taxes	5.4	4.8
Tax benefit	(0.5)	(0.5)
Stock-based compensation expense, net of tax	$4.9	$4.3

As of March 31, 2017, total unrecognized compensation cost related to non-vested RSUs and PRSUs was $33.5 million, which is expected to be recognized over a weighted average period of 2.2 years, and total unrecognized compensation cost related to non-vested stock options was $0.1 million, which is expected to be recognized over a weighted average period of 0.5 years.

RSUs and PRSUs

The following table summarizes activity for the three months ended March 31, 2017, of RSUs and PRSUs issued to our employees.

	Activity	Weighted Average Per Share Grant Date Fair Market Value
Non-vested as of December 31, 2016	1,637,141	$22.71
Granted:
RSUs	485,621	27.21
PRSUs	248,030	27.20
Vested:
RSUs	(470,473)	23.30
PRSUs	(197,341)	24.18
Forfeitures:
RSUs	(5,507)	22.87
PRSUs	(22,350)	19.01
Non-vested as of March 31, 2017	1,675,121	24.39

Stock Options

The following table summarizes activity for the three months ended March 31, 2017, of stock options issued to our employees.

	Activity	Weighted Average Exercise Price
Outstanding as of December 31, 2016	294,897	$15.72
Exercised	(129,604)	9.37
Outstanding as of March 31, 2017	165,293	20.69

Exercisable as of March 31, 2017	139,439	19.64

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)

Note 11. Retirement Benefits

The following table presents the components of net periodic pension cost and amounts recognized in other comprehensive income (loss) for our pension plans:

	Three Months Ended
	March 31,
(in millions)	2017	2016
Components of net periodic pension cost:
Service cost	$0.3	$0.4
Interest cost	0.5	0.4
Expected return on plan assets	(0.5)	(0.5)
Amortization of net actuarial losses(a)	0.1	0.1
Net periodic pension cost	$0.4	$0.4

(a)	Reflects amounts reclassified from accumulated other comprehensive income (loss) to net income (loss).

In the three months ended March 31, 2017, we contributed $0.5 million to our pension plans. In 2017, we expect to contribute approximately $2.1 million to our pension plans.

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

In the three months ended March 31, 2017 and 2016, our effective tax rate differed from the U.S. federal statutory income tax rate primarily due to our REIT status, including the dividends paid deduction, the impact of state and local taxes, and the effect of foreign operations.

Note 13. Earnings Per Share (“EPS”)

	Three Months Ended
	March 31,
(in millions)	2017	2016
Net income (loss)	$2.5	$(2.3)

Weighted average shares for basic EPS	138.3	137.6
Dilutive potential shares from grants of RSUs, PRSUs and stock options(a)	0.6	—
Weighted average shares for diluted EPS	138.9	137.6

(a)
The potential impact of an aggregate 0.3 million granted RSUs, PRSUs and stock options in the three months ended March 31, 2017, and 1.0 million granted RSUs, PRSUs and stock options in the three months ended March 31, 2016, were antidilutive.

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)

Note 14. Commitments and Contingencies

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

The New York Metropolitan Transportation Authority (the “MTA”) has issued a “Request for Proposals” to prospective operators for the subway, bus and commuter rail (Metro-North and Long Island Railroad) concessions, in any combination, each for a ten-year contract, with an additional potential five-year renewal period. On May 18, 2016, we submitted a response to the MTA. In mid-October, the MTA issued a follow-up request that refined its timeline and bid requirements, particularly relating to digital deployment and the communications platform and we submitted our response on December 12, 2016. On November 7, 2016, we entered into an agreement with the MTA to extend the expiration of our existing contracts for transit advertising services from December 31, 2016, to June 30, 2017.

Letters of Credit

We have indemnification obligations with respect to letters of credit and surety bonds primarily used as security against non-performance in the normal course of business. The outstanding letters of credit and surety bonds approximated $126.1 million as of March 31, 2017, and were not recorded on the Consolidated Statements of Financial Position.

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

Note 15. Segment Information

As of April 1, 2016, we manage our operations through three operating segments—(1) U.S. Billboard and Transit, which is included in our U.S. Media reportable segment, (2) International and (3) Sports Marketing. International and Sports Marketing do not meet the criteria to be a reportable segment and accordingly, are both included in Other.

The following tables set forth our financial performance by segment. Historical financial information by reportable segment has been recast to reflect the current period’s presentation. On April 1, 2016, we completed the Disposition. Historical operating

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)

results for our advertising business in Latin America are included in Other.

	Three Months Ended
	March 31,
(in millions)	2017	2016
Revenues:
U.S. Media	$307.1	$312.6
Other	23.5	35.8
Total revenues	$330.6	$348.4

We present Operating income before Depreciation, Amortization, Net loss on dispositions, Stock-based compensation, Restructuring charges and Loss on real estate assets held for sale (“Adjusted OIBDA”) as the primary measure of profit and loss for our operating segments in accordance with the FASB guidance for segment reporting.

	Three Months Ended
	March 31,
(in millions)	2017	2016
Net income (loss)	$2.5	$(2.3)
Benefit for income taxes	(3.7)	(1.3)
Equity in earnings of investee companies, net of tax	(0.9)	(1.0)
Interest expense, net	28.1	28.6
Other expense, net	—	0.2
Operating income	26.0	24.2
Restructuring charges	1.8	—
Loss on real estate assets held for sale	—	1.3
Net loss on dispositions	0.4	0.4
Depreciation and amortization	46.6	57.4
Stock-based compensation	5.4	4.8
Total Adjusted OIBDA	$80.2	$88.1

Adjusted OIBDA:
U.S. Media	$92.4	$94.9
Other	(1.1)	2.2
Corporate	(11.1)	(9.0)
Total Adjusted OIBDA	$80.2	$88.1

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)

	Three Months Ended
	March 31,
(in millions)	2017	2016
Operating income (loss):
U.S. Media	$47.5	$43.1
Other	(5.0)	(5.1)
Corporate	(16.5)	(13.8)
Total operating income	$26.0	$24.2

Net loss on dispositions:
U.S. Media	$0.4	$0.4
Total loss on dispositions	$0.4	$0.4

Depreciation and amortization:
U.S. Media	$42.7	$51.4
Other	3.9	6.0
Total depreciation and amortization	$46.6	$57.4

Capital expenditures:
U.S. Media	$15.8	$13.5
Other	0.8	0.9
Total capital expenditures	$16.6	$14.4

	As of
(in millions)	March 31, 2017	December 31, 2016
Assets:
U.S. Media	$3,508.9	$3,578.8
Other	125.4	145.5
Corporate	22.2	14.2
Total assets	$3,656.5	$3,738.5

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

	As of March 31, 2017
(in millions)	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Current assets:
Cash and cash equivalents	$—	$16.2	$3.2	$6.9	$—	$26.3
Receivables, less allowance	—	—	170.7	11.2	—	181.9
Other current assets	—	1.3	89.1	25.1	(12.2)	103.3
Total current assets	—	17.5	263.0	43.2	(12.2)	311.5
Property and equipment, net	—	—	616.1	42.3	—	658.4
Goodwill	—	—	2,059.9	29.8	—	2,089.7
Intangible assets	—	—	534.8	—	—	534.8
Investment in subsidiaries	1,185.3	3,343.1	112.3	—	(4,640.7)	—
Other assets	—	4.1	55.4	2.6	—	62.1
Intercompany	—	—	42.7	67.2	(109.9)	—
Total assets	$1,185.3	$3,364.7	$3,684.2	$185.1	$(4,762.8)	$3,656.5

Total current liabilities	$—	$36.9	$171.4	$14.6	$(12.2)	$210.7
Long-term debt, net	—	2,142.5	—	—	—	2,142.5
Deferred income tax liabilities, net	—	—	—	6.7	—	6.7
Asset retirement obligation	—	—	30.1	4.5	—	34.6
Deficit in excess of investment of subsidiaries	—	—	2,157.8	—	(2,157.8)	—
Other liabilities	—	—	72.4	4.3	—	76.7
Intercompany	—	—	67.2	42.7	(109.9)	—
Total liabilities	—	2,179.4	2,498.9	72.8	(2,279.9)	2,471.2
Total stockholders’ equity	1,185.2	1,185.2	1,185.2	112.3	(2,482.7)	1,185.2
Non-controlling interests	0.1	0.1	0.1	—	(0.2)	0.1
Total equity	1,185.3	1,185.3	1,185.3	112.3	(2,482.9)	1,185.3
Total liabilities and equity	$1,185.3	$3,364.7	$3,684.2	$185.1	$(4,762.8)	$3,656.5

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)

	As of December 31, 2016
(in millions)	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Current assets:
Cash and cash equivalents	$—	$11.4	$35.8	$18.0	$—	$65.2
Receivables, less allowances	—	—	207.9	14.1	—	222.0
Other current assets	—	1.1	77.9	12.0	—	91.0
Total current assets	—	12.5	321.6	44.1	—	378.2
Property and equipment, net	—	—	621.4	43.6	—	665.0
Goodwill	—	—	2,059.9	29.5	—	2,089.4
Intangible assets	—	—	545.3	—	—	545.3
Investment in subsidiaries	1,233.0	3,371.9	114.4	—	(4,719.3)	—
Other assets	—	1.1	56.9	2.6	—	60.6
Intercompany	—	—	42.7	67.0	(109.7)	—
Total assets	$1,233.0	$3,385.5	$3,762.2	$186.8	$(4,829.0)	$3,738.5

Total current liabilities	$—	$15.7	$223.4	$12.4	$—	$251.5
Long-term debt, net	—	2,136.8	—	—	—	2,136.8
Deferred income tax liabilities, net	—	—	—	8.5	—	8.5
Asset retirement obligation	—	—	29.7	4.4	—	34.1
Deficit in excess of investment of subsidiaries	—	—	2,138.9	—	(2,138.9)	—
Other liabilities	—	—	70.2	4.4	—	74.6
Intercompany	—	—	67.0	42.7	(109.7)	—
Total liabilities	—	2,152.5	2,529.2	72.4	(2,248.6)	2,505.5
Total stockholders’ equity	1,232.9	1,232.9	1,232.9	114.4	(2,580.2)	1,232.9
Non-controlling interests	0.1	0.1	0.1	—	(0.2)	0.1
Total equity	1,233.0	1,233.0	1,233.0	114.4	(2,580.4)	1,233.0
Total liabilities and equity	$1,233.0	$3,385.5	$3,762.2	$186.8	$(4,829.0)	$3,738.5

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)

	Three Months Ended March 31, 2017
(in millions)	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Billboard	$—	$—	$225.1	$10.9	$—	$236.0
Transit and other	—	—	92.3	2.3	—	94.6
Total revenues	—	—	317.4	13.2	—	330.6
Expenses:
Operating	—	—	180.4	11.5	—	191.9
Selling, general and administrative	0.4	0.7	59.3	3.5	—	63.9
Restructuring charges	—	—	1.8	—	—	1.8
Net gain on dispositions	—	—	0.4	—	—	0.4
Depreciation	—	—	20.0	2.9	—	22.9
Amortization	—	—	23.2	0.5	—	23.7
Total expenses	0.4	0.7	285.1	18.4	—	304.6
Operating income (loss)	(0.4)	(0.7)	32.3	(5.2)	—	26.0
Interest expense, net	—	(28.0)	(0.1)	—	—	(28.1)
Income (loss) before benefit (provision) for income taxes and equity in earnings of investee companies	(0.4)	(28.7)	32.2	(5.2)	—	(2.1)
Benefit for income taxes	—	—	1.9	1.8	—	3.7
Equity in earnings of investee companies, net of tax	2.9	31.6	(31.2)	0.1	(2.5)	0.9
Net income (loss)	$2.5	$2.9	$2.9	$(3.3)	$(2.5)	$2.5

Net income (loss)	$2.5	$2.9	$2.9	$(3.3)	$(2.5)	$2.5
Total other comprehensive income, net of tax	1.1	1.1	1.1	1.1	(3.3)	1.1
Total comprehensive income (loss)	$3.6	$4.0	$4.0	$(2.2)	$(5.8)	$3.6

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)

	Three Months Ended March 31, 2016
(in millions)	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Billboard	$—	$—	$228.3	$22.1	$—	$250.4
Transit and other	—	—	94.6	3.4	—	98.0
Total revenues	—	—	322.9	25.5	—	348.4
Expenses:
Operating	—	—	180.1	19.7	—	199.8
Selling, general and administrative	0.4	0.1	58.4	6.4	—	65.3
Restructuring charges	—	—	—	—	—	—
Loss on real estate assets held for sale	—	—	—	1.3	—	1.3
Net loss on dispositions	—	—	0.4	—	—	0.4
Depreciation	—	—	24.6	4.5	—	29.1
Amortization	—	—	27.4	0.9	—	28.3
Total expenses	0.4	0.1	290.9	32.8	—	324.2
Operating income (loss)	(0.4)	(0.1)	32.0	(7.3)	—	24.2
Interest income (expense), net	—	(28.5)	(0.1)	—	—	(28.6)
Other expense, net	—	—	—	(0.2)	—	(0.2)
Income (loss) before benefit for income taxes and equity in earnings of investee companies	(0.4)	(28.6)	31.9	(7.5)	—	(4.6)
Benefit for income taxes	—	—	1.3	—	—	1.3
Equity in earnings of investee companies, net of tax	(1.9)	26.7	(35.1)	0.1	11.2	1.0
Net loss	$(2.3)	$(1.9)	$(1.9)	$(7.4)	$11.2	$(2.3)

Net loss	$(2.3)	$(1.9)	$(1.9)	$(7.4)	$11.2	$(2.3)
Total other comprehensive loss, net of tax	6.0	6.0	6.0	6.0	(18.0)	6.0
Total comprehensive income (loss)	$3.7	$4.1	$4.1	$(1.4)	$(6.8)	$3.7

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)

	Three Months Ended March 31, 2017
(in millions)	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash flow provided by (used for) operating activities	$(0.4)	$(18.9)	$49.6	$1.9	$—	$32.2
Investing activities:
Capital expenditures	—	—	(15.8)	(0.8)	—	(16.6)
Acquisitions	—	—	(0.9)	—	—	(0.9)
Net proceeds from dispositions	—	—	0.1	—	—	0.1
Net cash flow used for investing activities	—	—	(16.6)	(0.8)	—	(17.4)
Financing activities:
Proceeds from long-term borrowings - term loan	—	8.3	—	—	—	8.3
Deferred financing costs	—	(7.0)	—	—	—	(7.0)
Proceeds from stock option exercises	1.2	—	—	—	—	1.2
Taxes withheld for stock-based compensation	—	—	(6.0)	—	—	(6.0)
Dividends	(50.2)	—	—	—	—	(50.2)
Intercompany	49.4	22.4	(59.4)	(12.4)	—	—
Other	—	—	(0.2)	—	—	(0.2)
Net cash flow provided by (used for) financing activities	0.4	23.7	(65.6)	(12.4)	—	(53.9)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	0.2	—	0.2
Net increase (decrease) in cash and cash equivalents	—	4.8	(32.6)	(11.1)	—	(38.9)
Cash and cash equivalents at beginning of period	—	11.4	35.8	18.0	—	65.2
Cash and cash equivalents at end of period	$—	$16.2	$3.2	$6.9	$—	$26.3

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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with our historical consolidated financial statements and the notes thereto appearing in our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the Securities and Exchange Commission (the “SEC”) on February 23, 2017, and the unaudited consolidated financial statements and the notes thereto included in this Quarterly Report on Form 10-Q. This MD&A contains forward-looking statements that involve numerous risks and uncertainties. The forward-looking statements are subject to a number of important factors, including, but not limited to, those factors discussed in the sections entitled “Risk Factors” in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on February 23, 2017, and the section entitled “Cautionary Statement Regarding Forward-Looking Statements” in this Quarterly Report on Form 10-Q, that could cause our actual results to differ materially from the results described herein or implied by such forward-looking statements. Except as otherwise indicated or unless the context otherwise requires, all references in this Quarterly Report on Form 10-Q to (i) “OUTFRONT Media,” “the Company,” “we,” “our,” “us” and “our company” mean OUTFRONT Media Inc., a Maryland corporation, and unless the context requires otherwise, its consolidated subsidiaries, and (ii) the “25 largest markets in the U.S.,” “over 150 markets in the U.S. and Canada” and “Nielsen Designated Market Areas” are based, in whole or in part, on Nielsen Media Research’s Designated Market Area rankings as of January 1, 2017.

Overview

OUTFRONT Media is a real estate investment trust (“REIT”), which provides advertising space (“displays”) on out-of-home advertising structures and sites in the United States (the “U.S.”) and Canada. We currently manage our operations through three operating segments—(1) U.S. Billboard and Transit, which is included in our U.S. Media reportable segment, (2) International and (3) Sports Marketing. International and Sports Marketing do not meet the criteria to be a reportable segment and accordingly, are both included in Other (see Note 15. Segment Information to the Consolidated Financial Statements). Prior to April 1, 2016, our International segment included our advertising businesses in Canada and Latin America.

On April 1, 2016, we sold all of our equity interests in certain of our subsidiaries (the “Disposition”), which held all of the assets of our outdoor advertising business in Latin America. (See Note 9. Acquisitions and Dispositions: Dispositions to the Consolidated Financial Statements.) The operating results of our outdoor advertising business in Latin America through April 1, 2016, are included in our Consolidated Financial Statements for the three months ended March 31, 2016, and are included in Other in our segment reporting.

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

U.S. Media. Our U.S. Media segment generated 22% of its revenues in the New York City metropolitan area in the three months ended March 31, 2017, and 26% in the three months ended March 31, 2016, and generated 17% in the Los Angeles metropolitan area in the three months ended March 31, 2017, and 16% in the three months ended March 31, 2016. In the three months ended March 31, 2017, our U.S. Media segment generated $307.1 million of Revenues and $92.4 million of Operating income before Depreciation, Amortization, Net loss on dispositions, Stock-based compensation, Restructuring charges and Loss on real estate assets held for sale (“Adjusted OIBDA”). In the three months ended March 31, 2016, our U.S. Media segment generated $312.6 million of Revenues and $94.9 million of Adjusted OIBDA. (See the “Segment Results of Operations” section of this MD&A.)

Other (includes International and Sports Marketing). In the three months ended March 31, 2017, Other generated $23.5 million of Revenues and a $1.1 million loss for Adjusted OIBDA. In the three months ended March 31, 2016, Other generated $35.8 million of Revenues and $2.2 million of Adjusted OIBDA.

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

We have a diversified base of customers across various industries. During the three months ended March 31, 2017, our largest categories of advertisers were healthcare/pharmaceuticals, retail and television, each of which represented approximately 8% of our total U.S. Media segment revenues. During the three months ended March 31, 2016, our largest categories of advertisers were healthcare/pharmaceuticals, retail and television, which represented 7%, 8% and 8% of our total U.S. Media segment revenues, respectively.

Our large-scale portfolio allows our customers to reach a national audience and also provides the flexibility to tailor campaigns to specific regions or markets. In the three months ended March 31, 2017, we generated approximately 41% of our U.S. Media segment revenues from national advertising campaigns compared to approximately 44% in the three months ended March 31, 2016.

Our transit businesses require us to obtain and renew contracts with municipalities and other governmental entities. When these contracts expire, we generally must participate in highly competitive bidding processes in order to obtain or renew contracts.

Our transit contract with the New York Metropolitan Transportation Authority (the “MTA”) represents 54% of our U.S. Media segment transit and other revenues, or 16% of our total U.S. Media segment revenues, in the three months ended March 31, 2017. The MTA has issued a “Request for Proposals” to prospective operators for the subway, bus and commuter rail (Metro-North and Long Island Railroad) concessions, in any combination, each for a ten-year contract, with an additional potential five-year renewal period. On May 18, 2016, we submitted a response to the MTA. In mid-October, the MTA issued a follow-up request that refined its timeline and bid requirements, particularly relating to digital deployment and the communications platform and we submitted our response on December 12, 2016. On November 7, 2016, we entered into an agreement with the MTA to extend the expiration of our existing contracts for transit advertising services from December 31, 2016, to June 30, 2017.

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

	Three Months Ended March 31,
(in millions, except percentages)	2017	2016	% Change
Revenues	$330.6	$348.4	(5)%
Organic revenues(a)(b)	328.5	335.8	(2)
Operating income	26.0	24.2	7
Adjusted OIBDA(b)	80.2	88.1	(9)
Funds from operations (“FFO”)(b)	43.9	48.5	(9)
Adjusted FFO (“AFFO”)(b)	38.5	46.2	(17)
Net income (loss)	2.5	(2.3)	*

(a)
Organic revenues exclude revenues associated with significant acquisitions and divestitures, and the impact of foreign currency exchange rates (“non-organic revenues”). We provide organic revenues to understand the underlying growth rate of revenue excluding the impact of non-organic revenue items. Our management believes organic revenues are useful to users of our financial data because it enables them to better understand the level of growth of our business period to period. Since organic revenues are not calculated in accordance with GAAP, it should not be considered in isolation of, or as a substitute for, revenues as an indicator of operating performance. Organic revenues, as we calculate it, may not be comparable to similarly titled measures employed by other companies.

(b)
See the “Reconciliation of Non-GAAP Financial Measures” and “Revenues” sections of this MD&A for reconciliations of Operating income to Adjusted OIBDA, Net income (loss) to FFO and AFFO, and Revenues to organic revenues.

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

FFO and AFFO

We calculate FFO in accordance with the definition established by the National Association of Real Estate Investment Trusts (“NAREIT”). FFO reflects net income (loss) adjusted to exclude gains and losses from the sale of real estate assets, depreciation and amortization of real estate assets, amortization of direct lease acquisition costs, the non-cash effect of loss on real estate assets held for sale and the same adjustments for our equity-based investments, as well as the related income tax effect of adjustments, as applicable. We calculate AFFO as FFO adjusted to include cash paid for direct lease acquisition costs as such costs are generally amortized over a period ranging from four weeks to one year and therefore are incurred on a regular basis. AFFO also includes cash paid for maintenance capital expenditures since these are routine uses of cash that are necessary for our operations. In addition, AFFO excludes costs related to restructuring charges, as well as certain non-cash items, including non-real estate depreciation and amortization, stock-based compensation expense, accretion expense, the non-cash effect of straight-line rent and amortization of deferred financing costs, and the non-cash portion of income taxes, as well as the related income tax effect of adjustments, as applicable. Our calculation of AFFO was revised to adjust for the non-cash portion of income taxes instead of adjusting for current or deferred income taxes, as management believes that this calculation of AFFO is more consistent with AFFO presented by other REITs and analyzed by users of our financial data. This change is reflected in the calculation of AFFO for 2016. We use FFO and AFFO measures for managing our business and for planning and forecasting future periods, and each is an important indicator of our operational strength and business performance, especially compared to other REITs. Our management believes users of our financial data are best served if the information that is made available to them allows them to align their analysis and evaluation of our operating results along the same lines that our management uses in managing, planning and executing our business strategy. Our management also believes that the presentations of FFO, AFFO, and related per weighted average share amounts, as supplemental measures, are useful in evaluating our business because adjusting results to reflect items that have more bearing on the operating performance of REITs highlight trends in our business that may not otherwise be apparent when relying solely on GAAP financial measures. It is management’s opinion that these supplemental measures provide users of our financial data with an important perspective on our operating performance and also make it easier to compare our results to other companies in our industry, as well as to REITs.

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

Reconciliation of Non-GAAP Financial Measures

The following table reconciles Operating income to Adjusted OIBDA, and Net income (loss) to FFO and AFFO.

	Three Months Ended
	March 31,
(in millions, except per share amounts)	2017	2016
Operating income	$26.0	$24.2
Restructuring charges	1.8	—
Loss on real estate assets held for sale	—	1.3
Net loss on dispositions	0.4	0.4
Depreciation	22.9	29.1
Amortization	23.7	28.3
Stock-based compensation	5.4	4.8
Adjusted OIBDA	$80.2	$88.1

Net income (loss)	$2.5	$(2.3)
Depreciation of billboard advertising structures	20.0	26.6
Amortization of real estate-related intangible assets	12.2	13.4
Amortization of direct lease acquisition costs	8.7	8.9
Loss on real estate assets held for sale	—	1.3
Net loss on disposition of billboard advertising structures	0.4	0.4
Adjustment related to equity-based investments	0.1	0.2
FFO	$43.9	$48.5

FFO per weighted average shares outstanding:
Basic	$0.32	$0.35
Diluted	$0.32	$0.35

	Three Months Ended
	March 31,
(in millions, except per share amounts)	2017	2016
FFO	$43.9	$48.5
Non-cash portion of income taxes	(4.3)	(3.3)
Cash paid for direct lease acquisition costs	(11.7)	(10.6)
Maintenance capital expenditures	(5.1)	(4.0)
Restructuring charges	1.8	—
Other depreciation	2.9	2.5
Other amortization	2.8	6.0
Stock-based compensation	5.4	4.8
Non-cash effect of straight-line rent	0.3	0.3
Accretion expense	0.6	0.6
Amortization of deferred financing costs	1.9	1.4
AFFO	$38.5	$46.2

AFFO per weighted average shares outstanding:
Basic	$0.28	$0.34
Diluted	$0.28	$0.34

Net income (loss) per common share:
Basic	$0.02	$(0.02)
Diluted	$0.02	$(0.02)

Weighted average shares outstanding:
Basic	138.3	137.6
Diluted	138.9	137.6

FFO in the three months ended March 31, 2017, of $43.9 million decreased 9% compared to the same prior-year period, primarily due to lower depreciation of billboard advertising structures and lower amortization of real estate-related intangible assets, partially offset by the impact of the Disposition. AFFO in the three months ended March 31, 2017, was $38.5 million, a decrease of 17% compared to the same prior-year period, primarily due to lower depreciation and amortization, higher maintenance capital expenditures, partially offset by restructuring charges in 2017 and higher stock-based compensation.

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

				(in constant dollars)(b)
	Three Months Ended March 31,		%	Three Months Ended March 31,	%
(in millions, except percentages)	2017	2016	Change	2016	Change
Revenues:
Billboard	$236.0	$250.4	(6)%	$250.8	(6)%
Transit and other	94.6	98.0	(3)	98.0	(3)
Total revenues	330.6	348.4	(5)	$348.8	(5)
Foreign currency exchange impact	—	0.4
Constant dollar revenues(b)	$330.6	$348.8

Organic revenues(a):
Billboard	$235.3	$240.0	(2)	$240.0	(2)
Transit and other	93.2	95.8	(3)	95.8	(3)
Total organic revenues(a)	328.5	335.8	(2)	335.8	(2)
Non-organic revenues:
Billboard	0.7	10.4	(93)	10.8	(94)
Transit and other	1.4	2.2	(36)	2.2	(36)
Total non-organic revenues	2.1	12.6	(83)	13.0	(84)
Total revenues	$330.6	$348.4	(5)	$348.8	(5)

(a)	Organic revenues exclude revenues associated with significant acquisitions and divestitures, and the impact of foreign currency exchange rates (“non-organic revenues”).

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

Total revenues decreased $17.8 million, or 5%, and organic revenues decreased $7.3 million, or 2%, in the three months ended March 31, 2017, compared to the same prior-year period. In constant dollars, revenues decreased $18.2 million, or 5%, and organic revenues decreased $7.3 million, or 2%, for the three months ended March 31, 2017, compared to the same prior-year period.

Non-organic revenues primarily reflects acquisitions and dispositions.

Total billboard revenues decreased $14.4 million, or 6%, in the three months ended March 31, 2017, compared to the same prior-year period, principally driven by the impact of the Disposition, a decrease in average revenue per display (yield), the net effect of new and lost billboards in the period and lower performance in Canada, partially offset by higher proceeds from condemnations and the conversion of traditional static billboard displays to digital billboard displays. The decrease in average revenue per display (yield) is primarily due to a reduction in national advertising revenues. In constant dollars, billboard revenues decreased $14.8 million in the three months ended March 31, 2017, compared to the same prior-year period.

The decrease in organic billboard revenues in the three months ended March 31, 2017, compared to the same prior-year period, is due to a decrease in average revenue per display (yield), as discussed above, the net effect of new and lost billboards in the period and lower performance in Canada, partially offset by higher proceeds from condemnations and the conversion of traditional static billboard displays to digital billboard displays.

Total transit and other revenues decreased $3.4 million, or 3%, in the three months ended March 31, 2017, compared to the same prior-year period, driven by a decrease in average revenue per display (yield) and the impact of the Disposition, partially offset by the net effect of won and lost franchises in the period. The decrease in average revenue per display (yield) is primarily due to a reduction in national advertising revenues, partially offset by an increase in local advertising revenues.

The decrease in organic transit and other revenues in the three months ended March 31, 2017, compared to the same prior-year period, is due to a decrease in average revenue per display (yield), as discussed above, partially offset by the net effect of won and lost franchises in the period.

Expenses

	Three Months Ended
	March 31,		%
(in millions, except percentages)	2017	2016	Change
Expenses:
Operating	$191.9	$199.8	(4)%
Selling, general and administrative	63.9	65.3	(2)
Restructuring charges	1.8	—	*
Loss on real estate assets held for sale	—	1.3	*
Net loss on dispositions	0.4	0.4	—
Depreciation	22.9	29.1	(21)
Amortization	23.7	28.3	(16)
Total expenses	$304.6	$324.2	(6)

*	Calculation is not meaningful.

Operating Expenses

	Three Months Ended
	March 31,		%
(in millions, except percentages)	2017	2016	Change
Operating expenses:
Billboard property lease	$87.5	$90.4	(3)%
Transit franchise	49.8	52.1	(4)
Posting, maintenance and other	54.6	57.3	(5)
Total operating expenses	$191.9	$199.8	(4)

Billboard property lease expenses represented 37% of billboard revenues in the three months ended March 31, 2017 and 36% in the three months ended March 31, 2016. Transit franchise expenses represented 65% of transit revenues in each of the three months ended March 31, 2017 and 2016. Billboard property lease and transit franchise expenses decreased by $5.2 million in the three months ended March 31, 2017, compared to the same prior-year period. The decrease in billboard property lease costs in the three months ended March 31, 2017, was primarily due to the impact of the Disposition (a decrease of $3.0 million). The decrease in transit franchise expenses in the three months ended March 31, 2017, compared to the same prior-year period, was primarily due to the decrease in transit revenues and the impact of the Disposition (a decrease $0.8 million).

Posting, maintenance and other expenses decreased $2.7 million, or 5%, in the three months ended March 31, 2017, compared to the same prior-year period. The decrease in posting, maintenance and other expenses in the three months ended March 31, 2017, compared to the same prior year period, was primarily due to the impact of the Disposition (a decrease of $5.0 million), partially offset by higher expenses related to our sports marketing operating segment.

Selling, General and Administrative Expenses (“SG&A”)

SG&A expenses represented 19% of Revenues in each of the three months ended March 31, 2017 and 2016. SG&A expenses decreased $1.4 million, or 2%, in the three months ended March 31, 2017, compared to the same prior-year period, primarily due to the impact of the Disposition (a decrease of $3.1 million) partially offset by higher compensation-related costs.

Net Loss on Dispositions

Net loss on dispositions was $0.4 million for the each of the three months ended March 31, 2017 and 2016.

Depreciation

Depreciation decreased $6.2 million, or 21%, in the three months ended March 31, 2017, compared to the same prior-year period, due primarily to the increase in fully-depreciated advertising billboards and the impact of the Disposition, partially offset by higher depreciation associated with the increased number of digital billboards.

Amortization

Amortization decreased $4.6 million, or 16% in the three months ended March 31, 2017, compared to the same prior-year period, principally driven by lower amortization of intangible assets. Direct lease acquisition costs were $8.7 million in the three months ended March 31, 2017, compared to $8.9 million in the same prior-year period. Capitalized direct lease acquisition costs were $8.7 million in the three months ended March 31, 2017, and $9.1 million in the same prior-year period.

Interest Expense, Net

Interest expense, net, was $28.1 million (including $1.9 million of deferred financing costs) in the three months ended March 31, 2017, and $28.6 million (including $1.4 million of deferred financing costs) in the same prior-year period. (See the “Liquidity and Capital Resources” section of this MD&A.)

Benefit for Income Taxes

The benefit for income taxes was $3.7 million in the three months ended March 31, 2017, compared to $1.3 million in the same prior-year period. The increase in benefit for income taxes relates primarily to an increase in our estimated annual effective tax rate, based on our estimated 2017 taxable REIT subsidiaries’ taxable income.

Net Income (Loss)

Net income was $2.5 million in the three months ended March 31, 2017, compared to a Net loss of $2.3 million in the same prior-year period.

Segment Results of Operations

We present Adjusted OIBDA as the primary measure of profit and loss for our reportable segments in accordance with Financial Accounting Standards Board guidance for segment reporting. (See the “Key Performance Indicators” section of this MD&A and Note 16. Segment Information to the Consolidated Financial Statements.)

As of April 1, 2016, we manage our operations through three operating segments—(1) U.S. Billboard and Transit, which is included in our U.S. Media reportable segment, (2) International and (3) Sports Marketing. International and Sports Marketing do not meet the criteria to be a reportable segment and accordingly, are both included in Other. Our segment reporting therefore includes U.S. Media and Other.

The following table presents our Revenues, Adjusted OIBDA, Operating income (loss) and Depreciation and Amortization by segment in the three months ended March 31, 2017 and 2016. Historical financial information by reportable segment has been recast to reflect the current period’s presentation. On April 1, 2016, we completed the Disposition. Historical operating results for our advertising business in Latin America are included in Other.

	Three Months Ended
	March 31,
(in millions)	2017	2016
Revenues:
U.S. Media	$307.1	$312.6
Other	23.5	35.8
Total revenues	330.6	348.4
Foreign currency exchange impact	—	0.4
Constant dollar revenues(a)	$330.6	$348.8

(a)	Revenues on a constant dollar basis are calculated as reported revenues excluding the impact of foreign currency exchange rates between periods.

	Three Months Ended
	March 31,
(in millions)	2017	2016
Operating income	$26.0	$24.2
Restructuring charges	1.8	—
Loss on real estate assets held for sale	—	1.3
Net loss on dispositions	0.4	0.4
Depreciation	22.9	29.1
Amortization	23.7	28.3
Stock-based compensation	5.4	4.8
Total Adjusted OIBDA	$80.2	$88.1

Adjusted OIBDA:
U.S. Media	$92.4	$94.9
Other	(1.1)	2.2
Corporate	(11.1)	(9.0)
Total Adjusted OIBDA	$80.2	$88.1

Operating income (loss):
U.S. Media	$47.5	$43.1
Other	(5.0)	(5.1)
Corporate	(16.5)	(13.8)
Total operating income	$26.0	$24.2

U.S. Media

	Three Months Ended
	March 31,		%
(in millions, except percentages)	2017	2016	Change
Revenues:
Billboard	$225.1	$228.3	(1)%
Transit and other	82.0	84.3	(3)
Total revenues	$307.1	$312.6	(2)

Organic revenues(a):
Billboard	$224.4	$227.7	(1)
Transit and other	80.6	83.3	(3)
Total organic revenues	305.0	311.0	(2)
Non-organic revenues:
Billboard	0.7	0.6	17
Transit and other	1.4	1.0	40
Total non-organic revenues	2.1	1.6	31
Total revenues	307.1	312.6	(2)
Operating expenses	(173.1)	(174.4)	(1)
SG&A expenses	(41.6)	(43.3)	(4)
Adjusted OIBDA	$92.4	$94.9	(3)

Operating income	$47.5	$43.1	10
Restructuring charges	1.8	—	*
Net loss on dispositions	0.4	0.4	—
Depreciation and amortization	42.7	51.4	(17)
Adjusted OIBDA	$92.4	$94.9	(3)

*	Calculation is not meaningful.

(a)	Organic revenues exclude revenues associated with significant acquisitions and divestitures (“non-organic revenues”).

Total U.S. Media segment revenues decreased $5.5 million, or 2%, and U.S. Media segment organic revenues decreased $6.0 million, or 2%, in the three months ended March 31, 2017, compared to the same prior-year period. Non-organic revenues primarily reflect acquisitions and dispositions.

The total U.S. Media segment revenue decline in the three months ended March 31, 2017, reflects a decrease in average revenue per display (yield) in billboards and transit and the net effect of new and lost billboards in the period, partially offset by higher proceeds from condemnations, the net effect of won and lost franchises in the period and the conversion of traditional static billboard displays to digital billboard displays. In the three months ended March 31, 2017, we generated approximately 41% of our U.S. Media segment revenues from national advertising campaigns compared to approximately 44% in the three months ended March 31, 2016. We have seen a softening of advertising revenues from national accounts across a variety of industry categories, primarily automotive and financial services.

Revenues from U.S. Media segment billboards decreased $3.2 million, or 1%, in the three months ended March 31, 2017, compared to the same prior-year period, reflecting a decrease in average revenue per display (yield) and the net effect of new and lost billboards in the period, partially offset by higher proceeds from condemnations and the conversion of traditional static billboard displays to digital billboard displays. The decrease in average revenue per display (yield) is primarily due to a reduction in national advertising revenues.

Organic revenues from U.S. Media segment billboards decreased $3.3 million, or 1%, in the three months ended March 31, 2017, compared to the same prior-year period, primarily due to a decrease in average revenue per display (yield), as discussed above, and the net effect of new and lost billboards in the period, partially offset by higher proceeds from condemnations and the conversion of traditional static billboard displays to digital billboard displays.

Transit and other revenues in the U.S. Media segment decreased $2.3 million, or 3%, in the three months ended March 31, 2017, compared to the same prior-year period, reflecting a decrease in average revenue per display (yield), partially offset by the net effect of won and lost franchises in the period. The decrease in average revenue per display (yield) is primarily due to a reduction in national advertising revenues, partially offset by an increase in local advertising revenues.

Organic transit and other revenues in the U.S. Media segment decreased $2.7 million, or 3%, in the three months ended March 31, 2017, compared to the same prior-year period, reflecting a decrease in average revenue per display (yield), as discussed above, partially offset by the net effect of won and lost franchises in the period.

U.S. Media segment operating and SG&A expenses decreased $1.3 million and $1.7 million, or 1% and 4%, respectively, in the three months ended March 31, 2017, compared to the same prior-year period, primarily due to decreased transit franchise expenses resulting from a decrease in transit revenues and decreased sales and other compensation-related expenses.

U.S. Media segment Adjusted OIBDA decreased $2.5 million, or 3%, in the three months ended March 31, 2017, compared to the same prior-year period. Adjusted OIBDA margin was 30% in each of the three months ended March 31, 2017 and 2016.

Other

				(in constant dollars)(a)
	Three Months Ended March 31,		%	Three Months Ended March 31,	%
(in millions, except percentages)	2017	2016	Change	2016	Change
Total revenues	$23.5	$35.8	(34)%	$36.2	(35)%
Operating expenses	(18.8)	(25.4)	(26)	(25.7)	(27)
SG&A expenses	(5.8)	(8.2)	(29)	(8.4)	(31)
Adjusted OIBDA	$(1.1)	$2.2	(150)	$2.1	(152)

Operating loss	$(5.0)	$(5.1)	(2)
Loss on real estate assets held for sale	—	1.3	*
Depreciation and amortization	3.9	6.0	(35)
Adjusted OIBDA	$(1.1)	$2.2	(150)

*	Calculation is not meaningful.

(a)	Revenues on a constant dollar basis are calculated as reported revenues excluding the impact of foreign currency exchange rates between periods.

Total Other revenues decreased $12.3 million, or 34%, in the three months ended March 31, 2017, compared to the same prior-year period, reflecting the impact of the Disposition (a decrease of $11.4 million) and lower performance in Canada, partially offset by the impact of foreign currency exchange rates and a slight increase in our Sports Marketing operating segment. In constant dollars, total Other revenues decreased 35% in the three months ended March 31, 2017, compared to the same prior-year period, driven by the impact of the Disposition (a decrease of $11.4 million) and lower performance in Canada of 10%, partially offset by a slight increase in our Sports Marketing operating segment.

Other operating expenses decreased $6.6 million, or 26%, in the three months ended March 31, 2017, compared to the same prior-year period, driven by the impact of the Disposition (a decrease of $8.8 million) and foreign currency exchange rates, partially offset by higher expenses related to our Sports Marketing operating segment. Other SG&A expenses decreased $2.4 million, or 29%, in the three months ended March 31, 2017, compared to the prior-year period, primarily driven by the impact of the Disposition (a decrease of $3.1 million) and foreign currency exchange rates, partially offset by higher expenses related to our Sports Marketing operating segment.

Other Adjusted OIBDA was a loss of $1.1 million in the three months ended March 31, 2017, compared to Adjusted OIBDA of $2.2 million in the same prior-year period, primarily driven by lower performance in both our Sports Marketing operating segment and in Canada, partially offset by the impact of the Disposition.

Corporate

Corporate expenses primarily include expenses associated with employees who provide centralized services. Corporate expenses, excluding stock-based compensation, were $11.1 million in the three months ended March 31, 2017 and $9.0 million in the same prior-year period. The increase was driven by increased compensation-related expenses and costs incurred in connection with the Amendment (as defined in the “Liquidity and Capital Resources” section of this MD&A).

Liquidity and Capital Resources

	As of
(in millions, except percentages)	March 31, 2017	December 31, 2016	% Change
Assets:
Cash and cash equivalents	$26.3	$65.2	(60)%
Receivables, less allowance ($9.2 in 2017 and $9.2 in 2016)	181.9	222.0	(18)
Prepaid lease and transit franchise costs	74.1	67.4	10
Other prepaid expenses	18.1	15.8	15
Other current assets	11.1	7.8	42
Total current assets	311.5	378.2	(18)
Liabilities:
Accounts payable	50.5	85.6	(41)
Accrued compensation	17.1	33.9	(50)
Accrued interest	23.7	15.7	51
Accrued lease costs	21.3	26.7	(20)
Other accrued expenses	49.0	54.8	(11)
Deferred revenues	33.1	20.2	64
Other current liabilities	16.0	14.6	10
Total current liabilities	210.7	251.5	(16)
Working capital	$100.8	$126.7	(20)

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

As of March 31, 2017, we had total indebtedness of $2.2 billion.

On April 25, 2017, we announced that our board of directors approved a quarterly cash dividend of $0.36 per share on our common stock, payable on June 30, 2017, to stockholders of record at the close of business on June 9, 2017.

Debt

Long-term debt, net, consists of the following:

	As of
(in millions, except percentages)	March 31, 2017	December 31, 2016
Term loan	$667.5	$659.0

Senior unsecured notes:
5.250% senior unsecured notes, due 2022	549.5	549.5
5.625% senior unsecured notes, due 2024	502.9	503.0
5.875% senior unsecured notes, due 2025	450.0	450.0
Total senior unsecured notes	1,502.4	1,502.5

Debt issuance costs	(27.4)	(24.7)
Total long-term debt, net	$2,142.5	$2,136.8

Weighted average cost of debt	4.8%	4.8%

	Payments Due by Period
(in millions)	Total	2017	2018-2019	2020-2021	2022 and thereafter
Long-term debt	$2,170.0	$—	$—	$—	$2,170.0
Interest	738.3	104.9	211.0	211.0	211.4
Total	$2,908.3	$104.9	$211.0	$211.0	$2,381.4

On March 16, 2017, the Company, along with its wholly owned subsidiaries, Outfront Media Capital LLC (“Finance LLC”) and Outfront Media Capital Corporation (together with Finance LLC, the “Borrowers”), and the other guarantor subsidiaries party thereto, entered into an amendment (the “Amendment”) to its credit agreement and its related security agreement, each dated January 31, 2014 (together, and as amended, supplemented or otherwise modified, the “Credit Agreement”).

The Amendment provides for (i) the extension of the maturity date of the Borrower’s existing revolving credit facility (the “Revolving Credit Facility”) from January 31, 2019, to March 16, 2022, (ii) the extension of the maturity date of the Borrower’s existing term loan (the “Term Loan”) from January 31, 2021, to March 16, 2024, (iii) an increase to the Revolving Credit Facility by $5.0 million to $430.0 million, (iv) the incurrence of a $10.0 million incremental term loan primarily to cover transaction fees and expenses, which increases the outstanding principal balance of the Term Loan to $670.0 million, and (v) revisions to certain provisions of the Credit Agreement to, among other things, lower the interest rate floor for all loans to 0.0% and update covenants for greater operational and financial flexibility to the Company (including incurrence of additional indebtedness), as well as include other clarifying, conforming and ministerial changes to the Credit Agreement. The remaining terms of the Credit Agreement, as amended by the Amendment, are substantially the same as the terms under the existing Credit Agreement, including with respect to events of default and loan acceleration.

Term Loan

The interest rate on the Term Loan was 3.2% per annum as of March 31, 2017. As of March 31, 2017, a discount of $2.5 million on the Term Loan remains unamortized. The discount is being amortized through Interest expense, net, on the Consolidated Statement of Operations.

Senior Unsecured Notes

As of March 31, 2017, a discount of $0.5 million on $150.0 million aggregate principal amount of the 5.250% Senior Unsecured Notes due 2022, remains unamortized. The discount is being amortized through Interest expense, net, on the Consolidated Statement of Operations.

As of March 31, 2017, a premium of $2.9 million on $100.0 million aggregate principal amount of the 5.625% Senior Unsecured Notes due 2024, remains unamortized. The premium is being amortized through Interest expense, net, on the Consolidated Statement of Operations.

Revolving Credit Facility

As of March 31, 2017, there were no outstanding borrowings under the Revolving Credit Facility. On April 3, 2017, we borrowed $15.0 million against the Revolving Credit Facility.

The commitment fee based on the amount of unused commitments under the Revolving Credit Facility was $0.2 million in the three months ended March 31, 2017, and $0.5 million in the three months ended March 31, 2016. As of March 31, 2017, we had issued letters of credit totaling approximately $31.7 million against the Revolving Credit Facility.

Debt Covenants

The Credit Agreement governing the Term Loan and the Revolving Credit Facility, and the indentures governing our senior unsecured notes contain customary affirmative and negative covenants, subject to certain exceptions, including but not limited to those that limit the Company’s and our subsidiaries’ abilities to (i) pay dividends on, repurchase or make distributions in respect to the Company’s or its wholly-owned subsidiary, Finance LLC’s capital stock or make other restricted payments other than dividends or distributions necessary for us to maintain our REIT status, subject to certain conditions, and (ii) enter into agreements restricting certain subsidiaries’ ability to pay dividends or make other intercompany transfers.

The terms of the Credit Agreement require that, as long as any commitments remain outstanding under the Revolving Credit Facility, we maintain a Consolidated Net Secured Leverage Ratio, which is the ratio of (i) our consolidated secured debt (less up to $150.0 million of unrestricted cash) to (ii) our Consolidated EBITDA (as defined in the Credit Agreement) for the trailing four consecutive quarters, of no greater than 4.0 to 1.0. As of March 31, 2017, our Consolidated Net Secured Leverage Ratio was 1.4 to 1.0. The Credit Agreement also requires that, in connection with the incurrence of certain indebtedness, we maintain a Consolidated Total Leverage Ratio, which is the ratio of our consolidated total debt to our Consolidated EBITDA for the trailing four consecutive quarters, of no greater than 6.0 to 1.0. As of March 31, 2017, our Consolidated Total Leverage Ratio was 4.8 to 1.0. As of March 31, 2017, we are in compliance with our debt covenants.

Letter of Credit Facilities

As of March 31, 2017, we issued letters of credit totaling approximately $66.9 million under our aggregate $80.0 million letter of credit facilities. The total fees under the letter of credit facilities were immaterial in each of the three months ended March 31, 2017 and 2016.

Deferred Financing Costs

As of March 31, 2017, we had deferred $32.5 million in fees and expenses associated with the Term Loan, Revolving Credit Facility and our senior unsecured notes. We are amortizing the deferred fees through Interest expense, net, on the Consolidated Statement of Operations over the respective terms of the Term Loan, Revolving Credit Facility and our senior unsecured notes.

Cash Flows

The following table sets forth our cash flows in the three months ended March 31, 2017 and 2016.

	Three Months Ended
	March 31,		%
(in millions, except percentages)	2017	2016	Change
Cash provided by operating activities	$32.2	$33.8	(5)%
Cash used for investing activities	(17.4)	(74.6)	(77)
Cash used for financing activities	(53.9)	(17.8)	*
Effect of exchange rate changes on cash and cash equivalents	0.2	0.2	—
Net decrease to cash and cash equivalents	$(38.9)	$(58.4)	(33)

*	Calculation is not meaningful.

Cash provided by operating activities decreased $1.6 million in the three months ended March 31, 2017, compared to the same prior-year period, principally as a result of increased use of working capital driven by an increase in accounts receivable and decreases in accounts payables and accrued expenses, and lower net income, as adjusted for non-cash items.

Cash used for investing activities decreased $57.2 million in the three months ended March 31, 2017, compared to the same prior-year period. In the three months ended March 31, 2017, we incurred $16.6 million in capital expenditures, completed several acquisitions for a total purchase price of approximately $0.9 million and received $0.1 million in net proceeds from dispositions. In the three months ended March 31, 2016, we incurred $14.4 million in capital expenditures, completed several acquisitions for a total purchase price of approximately $60.5 million and received $0.3 million in proceeds from dispositions.

The following table presents our capital expenditures in the three months ended March 31, 2017 and 2016.

	Three Months Ended
	March 31,		%
(in millions, except percentages)	2017	2016	Change
Growth	$11.5	$10.4	11%
Maintenance	5.1	4.0	28
Total capital expenditures	$16.6	$14.4	15

Capital expenditures increased $2.2 million, or 15%, in the three months ended March 31, 2017, compared to the same prior-year period, driven by installation of the most current LED lighting technology to improve the quality and extend the life of our static billboards and an increase in digital billboard display spending, partially offset by decreased expenditures to renovate certain office facilities.

For the full year of 2017, we expect our capital expenditures to be approximately $65.0 million to $70.0 million, which will be used primarily for maintenance, growth in digital displays, installation of the most current LED lighting technology to improve the quality and extend the life of our static billboards, and to renovate certain office facilities.

Cash used for financing activities increased $36.1 million in the three months ended March 31, 2017, compared to the same prior-year period. In the three months ended March 31, 2017, we received proceeds from an incremental borrowing on our Term Loan of $8.3 million, incurred additional deferred financing costs of $7.0 million and paid cash dividends of $50.2 million. In the three months ended March 31, 2016, we drew $35.0 million on our Revolving Credit Facility and paid cash dividends of $47.1 million.

Off-Balance Sheet Arrangements

Our off-balance sheet commitments primarily consist of operating lease arrangements and guaranteed minimum annual payments. (See Note 14. Commitments and Contingencies to the Consolidated Financial Statements for information about our off-balance sheet commitments.)

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

While forward-looking statements reflect our good-faith beliefs, they are not guarantees of future performance. All forward-looking statements in this Quarterly Report on Form 10-Q apply as of the date of this report or as of the date they were made and, except as required by applicable law, we disclaim any obligation to publicly update or revise any forward-looking statement to reflect changes in underlying assumptions or factors of new information, data or methods, future events or other changes. For a further discussion of these and other factors that could impact our future results, performance or transactions, see the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on February 23, 2017. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider any such list to be a complete set of all potential risks or uncertainties.

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

We do not currently use derivatives or other financial instruments to mitigate our exposure to commodity price risk. However, we do enter into contracts with commodity providers to limit our exposure to commodity price fluctuations. For the year ended December 31, 2016, such contracts accounted for 8.9% of our total utility costs. As of March 31, 2017, we had active electricity purchase agreements with fixed contract rates for locations throughout Connecticut, Illinois, New Jersey, New York, Pennsylvania, Ohio and Texas, which expire at various dates in July 2018.

Foreign Exchange Risk

Foreign currency translation risk is the risk that exchange rate gains or losses arise from translating foreign entities’ statements of earnings and statements of financial position from functional currency to our reporting currency (the U.S. Dollar) for consolidation purposes. Any gain or loss on translation is included within comprehensive income and Accumulated other comprehensive income on our Consolidated Statement of Financial Position. The functional currency of our international subsidiaries is their respective local currency. As of March 31, 2017, we have $8.9 million of unrecognized foreign currency translation losses included within Accumulated other comprehensive income on our Consolidated Statement of Financial Position.

Substantially all of our transactions at our foreign subsidiaries are denominated in their local functional currency, thereby reducing our risk of foreign currency transaction gains or losses.

We do not currently use derivatives or other financial instruments to mitigate foreign currency risk, although we may do so in the future.

Interest Rate Risk

We are subject to interest rate risk to the extent we have variable-rate debt outstanding including under our Senior Credit Facilities. As of March 31, 2017, we had a $670.0 million variable-rate Term Loan due 2024 outstanding, which has an interest rate of 3.2% per year. An increase or decrease of 1/4% in our interest rate on the Term Loan will change our annualized interest expense by approximately $1.7 million. We do not currently use derivatives or other financial instruments to mitigate interest rate risk, although we may do so in the future.

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

Item 1A. Risk Factors.

We have disclosed the risk factors affecting our business, results of operations and financial condition in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on February 23, 2017. There have been no material changes from the risk factors previously disclosed.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

None.

Purchases of Equity Securities by the Issuer

	Total Number of Shares Purchased(a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Remaining Authorizations
January 1, 2017 through January 31, 2017	—	$—	—	—
February 1, 2017 through February 28, 2017	6,704	24.98	—	—
March 1, 2017 through March 31, 2017	—	—	—	—
Total	6,704	—	—	—

(a)	Reflects shares deemed to be surrendered to the Company in connection with tax withholding payments upon exercise of employee stock options at the related exercise prices.

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
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Date: May 4, 2017

EXHIBIT INDEX

Exhibit Number	Description

10.1	Employment Agreement with Richard Sauer, dated as of February 24, 2017.

10.2
Amendment No. 2 to Credit Agreement and Amendment No. 1 to Security Agreement, dated as of March 16, 2017, by and among Outfront Media Capital LLC, Outfront Media Capital Corporation, the guarantors party thereto, Morgan Stanley Senior Funding, Inc. and the other lenders party thereto from time to time, to Credit Agreement and to Security Agreement, each dated as of January 31, 2014, by and among CBS Outdoor Americas Capital LLC, CBS Outdoor Americas Capital Corporation, the guarantors party thereto, Citibank, N.A. and the other lenders party thereto from time to time, as applicable (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-36367), filed on March 20, 2017).

31.1	Certification of the Chief Executive Officer of OUTFRONT Media Inc. pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of OUTFRONT Media Inc. pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer of OUTFRONT Media Inc. furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002.

32.2	Certification of the Chief Financial Officer of OUTFRONT Media Inc. furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Calculation Linkbase

101.DEF	XBRL Taxonomy Definition Document

101.LAB	XBRL Taxonomy Label Linkbase

101.PRE	XBRL Taxonomy Presentation Linkbase