Form 10-Q
period 2017-06-30
OUTFRONT Media Inc.
filed 2017-08-04
CIK 1579877

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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

As of August 3, 2017, the number of shares outstanding of the registrant’s common stock was 138,624,217.

OUTFRONT MEDIA INC.
QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2017

PART 1

Item 1.    Financial Statements.

OUTFRONT Media Inc.
Consolidated Statements of Financial Position
(Unaudited)

	As of
(in millions)	June 30, 2017	December 31, 2016
Assets:
Current assets:
Cash and cash equivalents	$23.1	$65.2
Receivables, less allowance ($9.4 in 2017 and $9.2 in 2016)	237.7	222.0
Prepaid lease and transit franchise costs	66.5	67.4
Other prepaid expenses	13.7	15.8
Other current assets	9.2	7.8
Total current assets	350.2	378.2
Property and equipment, net (Note 3)	677.1	665.0
Goodwill (Note 4)	2,135.7	2,089.4
Intangible assets (Note 4)	572.9	545.3
Other assets	64.8	60.6
Total assets	$3,800.7	$3,738.5

Liabilities:
Current liabilities:
Accounts payable	$55.6	$85.6
Accrued compensation	23.0	33.9
Accrued interest	16.0	15.7
Accrued lease costs	26.8	26.7
Other accrued expenses	45.3	54.8
Deferred revenues	27.7	20.2
Short-term debt (Note 7)	85.0	—
Other current liabilities	18.0	14.6
Total current liabilities	297.4	251.5
Long-term debt, net (Note 7)	2,143.6	2,136.8
Deferred income tax liabilities, net	20.5	8.5
Asset retirement obligation (Note 5)	34.8	34.1
Other liabilities	77.8	74.6
Total liabilities	2,574.1	2,505.5

Commitments and contingencies (Note 15)

Stockholders’ equity (Note 8):
Common stock (2017 - 450.0 shares authorized, and 138.6 shares issued
and outstanding; 2016 - 450.0 shares authorized, and 138.0 issued and outstanding)	1.4	1.4
Additional paid-in capital	1,953.9	1,949.5
Distribution in excess of earnings	(760.3)	(699.5)
Accumulated other comprehensive loss	(13.1)	(18.5)
Total stockholders’ equity	1,181.9	1,232.9
Non-controlling interests	44.7	0.1
Total equity	1,226.6	1,233.0
Total liabilities and equity	$3,800.7	$3,738.5

See accompanying notes to unaudited consolidated financial statements.

OUTFRONT Media Inc.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions, except per share amounts)	2017	2016	2017	2016
Revenues:
Billboard	$274.2	$273.6	$510.2	$524.0
Transit and other	122.0	111.7	216.6	209.7
Total revenues	396.2	385.3	726.8	733.7
Expenses:
Operating	213.3	201.6	405.2	401.4
Selling, general and administrative	66.4	65.2	130.3	130.5
Restructuring charges	2.9	0.4	4.7	0.4
Loss on real estate assets held for sale	—	—	—	1.3
Net loss on dispositions	0.1	0.2	0.5	0.6
Depreciation	23.1	28.5	46.0	57.6
Amortization	25.4	30.4	49.1	58.7
Total expenses	331.2	326.3	635.8	650.5
Operating income	65.0	59.0	91.0	83.2
Interest expense, net	(28.6)	(28.7)	(56.7)	(57.3)
Other income, net	0.1	0.2	0.1	—
Income before benefit for income taxes and equity in earnings of investee companies	36.5	30.5	34.4	25.9
Benefit (provision) for income taxes	(0.9)	(3.4)	2.8	(2.1)
Equity in earnings of investee companies, net of tax	1.5	1.4	2.4	2.4
Net income	$37.1	$28.5	$39.6	$26.2

Net income per common share:
Basic	$0.27	$0.21	$0.29	$0.19
Diluted	$0.27	$0.21	$0.28	$0.19

Weighted average shares outstanding:
Basic	138.6	137.9	138.4	137.8
Diluted	139.3	138.3	139.1	138.2

Dividends declared per common share	$0.36	$0.34	$0.72	$0.68

See accompanying notes to unaudited consolidated financial statements.

OUTFRONT Media Inc.
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2017	2016	2017	2016
Net income	$37.1	$28.5	$39.6	$26.2
Other comprehensive income, net of tax:
Cumulative translation adjustments	4.4	99.9	5.5	106.4
Net actuarial gain (loss)	(0.1)	0.1	(0.1)	(0.4)
Total other comprehensive income, net of tax	4.3	100.0	5.4	106.0
Total comprehensive income	$41.4	$128.5	$45.0	$132.2

See accompanying notes to unaudited consolidated financial statements.

OUTFRONT Media Inc.
Consolidated Statements of Equity
(Unaudited)

(in millions, except per share amounts)	Shares of Common Stock	Common Stock ($0.01 per share par value)	Additional Paid-In Capital	Distribution in Excess of Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Non-Controlling Interests	Total Equity
Balance as of December 31, 2015	137.6	$1.4	$1,934.3	$(602.2)	$(120.9)	$1,212.6	$—	$1,212.6
Net income	—	—	—	26.2	—	26.2	—	26.2
Other comprehensive loss	—	—	—	—	106.0	106.0	—	106.0
Stock-based payments:							—	—
Vested	0.5	—	—	—	—	—	—	—
Amortization	—	—	9.3	—	—	9.3	—	9.3
Shares paid for tax withholding for stock-based payments	(0.2)	—	(4.3)	—	—	(4.3)	—	(4.3)
Dividends ($0.68 per share)	—	—	—	(94.2)	—	(94.2)	—	(94.2)
Balance as of June 30, 2016	137.9	$1.4	$1,939.3	$(670.2)	$(14.9)	$1,255.6	$—	$1,255.6

Balance as of December 31, 2016	138.0	$1.4	$1,949.5	$(699.5)	$(18.5)	$1,232.9	$0.1	$1,233.0
Net income	—	—	—	39.6	—	39.6	—	39.6
Other comprehensive income	—	—	—	—	5.4	5.4	—	5.4
Stock-based payments:
Cumulative prior period adjustment to amortization of estimated forfeitures	—	—	0.5	(0.5)	—	—	—	—
Vested	0.7	—	—	—	—	—	—	—
Exercise of stock options	0.2	—	1.2	—	—	1.2	—	1.2
Amortization	—	—	10.9	—	—	10.9	—	10.9
Shares paid for tax withholding for stock-based payments	(0.3)	—	(8.2)	—	—	(8.2)	—	(8.2)
Issuance of shares of a subsidiary	—	—	—	—	—	—	44.6	44.6
Dividends ($0.72 per share)	—	—	—	(99.9)	—	(99.9)	—	(99.9)
Balance as of June 30, 2017	138.6	$1.4	$1,953.9	$(760.3)	$(13.1)	$1,181.9	$44.7	$1,226.6

See accompanying notes to unaudited consolidated financial statements.

OUTFRONT Media Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30,
(in millions)	2017	2016
Operating activities:
Net income	$39.6	$26.2
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation and amortization	95.1	116.3
Deferred tax benefit	(5.3)	(1.8)
Stock-based compensation	10.9	9.3
Provision for doubtful accounts	0.9	2.3
Accretion expense	1.2	1.2
Loss on real estate assets held for sale	—	1.3
Net loss on dispositions	0.5	0.6
Equity in earnings of investee companies, net of tax	(2.4)	(2.4)
Distributions from investee companies	2.0	1.6
Amortization of deferred financing costs and debt discount and premium	3.2	3.2
Cash paid for direct lease acquisition costs	(20.3)	(19.3)
Change in assets and liabilities, net of investing and financing activities	(46.3)	(33.8)
Net cash flow provided by operating activities	79.1	104.7

Investing activities:
Capital expenditures	(42.2)	(30.0)
Acquisitions	(57.8)	(61.3)
Net proceeds from dispositions	0.1	87.9
Net cash flow used for investing activities	(99.9)	(3.4)

Financing activities:
Proceeds from long-term debt borrowings - term loan	8.3	—
Repayments of long-term borrowings - term loan	—	(40.0)
Proceeds from borrowings under revolving credit facility	90.0	35.0
Repayments of borrowings under revolving credit facility	(5.0)	(35.0)
Payments of deferred financing costs	(7.5)	(0.4)
Proceeds from stock option exercises	1.2	—
Taxes withheld for stock-based compensation	(8.1)	(6.8)
Dividends	(100.4)	(94.7)
Other	(0.2)	(0.2)
Net cash flow used for financing activities	(21.7)	(142.1)

Effect of exchange rate changes on cash and cash equivalents	0.4	0.2
Net decrease in cash and cash equivalents	(42.1)	(40.6)
Cash and cash equivalents at beginning of period	65.2	101.6
Cash and cash equivalents at end of period	$23.1	$61.0

OUTFRONT Media Inc.
Condensed Consolidated Statements of Cash Flows (Continued)
(Unaudited)

	Six Months Ended
	June 30,
(in millions)	2017	2016
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$3.3	$0.7
Cash paid for interest	53.2	57.9

Non-cash investing and financing activities:
Accrued purchases of property and equipment	$7.1	$6.6
Issuance of shares of a subsidiary for an acquisition	44.6	—

See accompanying notes to unaudited consolidated financial statements.

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)

Note 1. Description of Business and Basis of Presentation

Description of Business

OUTFRONT Media Inc. (the “Company”) and its subsidiaries (collectively, “we,” “us” or “our”) is a real estate investment trust (“REIT”), which provides advertising space (“displays”) on out-of-home advertising structures and sites in the United States (the “U.S.”) and Canada. Our inventory consists of billboard displays, which are primarily located on the most heavily traveled highways and roadways in top Nielsen Designated Market Areas (“DMAs”), and transit advertising displays operated under exclusive multi-year contracts with municipalities in large cities across the U.S. and Canada. We also have marketing and multimedia rights agreements with colleges, universities and other educational institutions, which entitle us to operate on-campus advertising displays, as well as manage marketing opportunities, media rights and experiential entertainment at sports events. In total, we have displays in all of the 25 largest markets in the U.S. and approximately 150 markets across the U.S. and Canada. We manage our operations through three operating segments—(1) U.S. Billboard and Transit, which is included in our U.S. Media reportable segment, (2) International and (3) Sports Marketing.

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

Note 2. New Accounting Standards

Adoption of New Accounting Standards

Stock Compensation

During the first quarter of 2017, we adopted the Financial Accounting Standards Board’s (the “FASB’s”) guidance that simplifies the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as the classification in the statement of cash flows. We have elected to account for forfeitures as they occur, which we adopted on a modified retrospective basis and resulted in an increase of $0.5 million to Additional paid in capital, offset by a decrease of $0.5 million to Distribution in excess of earnings on our Consolidated Statement of Financial Position and Consolidated Statement of Equity as of June 30, 2017.

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
(Unaudited)

consolidated financial statements.

Note 3. Property and Equipment

The table below presents the balances of major classes of assets and accumulated depreciation.

		As of
(in millions)	Estimated Useful Lives	June 30, 2017	December 31, 2016
Land		$94.2	$90.7
Buildings	20 to 40 years	50.4	48.2
Advertising structures(a)	5 to 20 years	1,744.8	1,696.6
Furniture, equipment and other	3 to 10 years	95.7	88.5
Construction in progress		43.8	37.2
		2,028.9	1,961.2
Less: accumulated depreciation		1,351.8	1,296.2
Property and equipment, net		$677.1	$665.0

(a)	As of June 30, 2017, includes $14.2 million associated with the Transaction (as defined below, see Note 10. Acquisitions and Dispositions).

Depreciation expense was $23.1 million in the three months ended June 30, 2017, $28.5 million in the three months ended June 30, 2016, $46.0 million in the six months ended June 30, 2017, and $57.6 million in the six months ended June 30, 2016.

Note 4. Goodwill and Other Intangible Assets

For the six months ended June 30, 2017 and the year ended December 31, 2016, the changes in the book value of goodwill by segment were as follows:

(in millions)	U.S. Media	Other	Total
As of December 31, 2015	$2,040.1	$34.6	$2,074.7
Currency translation adjustments	—	1.1	1.1
Additions	13.9	—	13.9
Dispositions	—	(0.3)	(0.3)
As of December 31, 2016	2,054.0	35.4	2,089.4
Currency translation adjustments	—	2.2	2.2
Additions(a)	—	44.1	44.1
As of June 30, 2017	$2,054.0	$81.7	$2,135.7

(a)	Non-tax deductible addition associated with the Transaction (as defined below, see Note 10. Acquisitions and Dispositions).

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

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)

Our identifiable intangible assets consist of the following:

(in millions)	Gross	Accumulated Amortization	Net
As of June 30, 2017:
Permits and leasehold agreements(a)	$1,088.4	$(657.6)	$430.8
Franchise agreements	452.5	(341.3)	111.2
Other intangible assets(a)	52.0	(21.1)	30.9
Total intangible assets	$1,592.9	$(1,020.0)	$572.9

As of December 31, 2016:
Permits and leasehold agreements	$1,038.0	$(636.1)	$401.9
Franchise agreements	451.6	(336.6)	115.0
Other intangible assets	45.4	(17.0)	28.4
Total intangible assets	$1,535.0	$(989.7)	$545.3

(a)	Includes additions associated with the Transaction (as defined below, see Note 10. Acquisitions and Dispositions).

All of our identifiable intangible assets, except goodwill, are subject to amortization. Amortization expense was $25.4 million in the three months ended June 30, 2017, $30.4 million in the three months ended June 30, 2016, $49.1 million in the six months ended June 30, 2017, and $58.7 million in the six months ended June 30, 2016, which includes the amortization of direct lease acquisition costs of $10.2 million in the three months ended June 30, 2017, $10.1 million in the three months ended June 30, 2016, $18.9 million in the six months ended June 30, 2017, and $19.0 million in the six months ended June 30, 2016. Direct lease acquisition costs are amortized on a straight-line basis over the related customer lease term, which generally ranges from four weeks to one year.

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

(in millions)
As of December 31, 2016	$34.1
Accretion expense	1.2
Additions	0.1
Liabilities settled	(0.7)
Foreign currency translation adjustments	0.1
As of June 30, 2017	$34.8

Note 6. Related Party Transactions

We have a 50% ownership interest in two joint ventures that operate transit shelters in the greater Los Angeles area and Vancouver, and three joint ventures which operate a total of 15 billboard displays in New York and Boston. All of these ventures are accounted for as equity investments. These investments totaled $22.6 million as of June 30, 2017, and $21.7 million as of December 31, 2016, and are included in Other assets on the Consolidated Statements of Financial Position. We provided sales and management services to these joint ventures and recorded management fees in Revenues on the Consolidated Statement of Operations of $2.0 million in the three months ended June 30, 2017, $1.8 million in the three months ended June 30, 2016, and $3.5 million in each of the six months ended June 30, 2017 and 2016.

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)

Note 7. Debt

Long-term debt, net, consists of the following:

	As of
(in millions, except percentages)	June 30, 2017	December 31, 2016
Term loan	$667.6	$659.0

Senior unsecured notes:
5.250% senior unsecured notes, due 2022	549.5	549.5
5.625% senior unsecured notes, due 2024	502.8	503.0
5.875% senior unsecured notes, due 2025	450.0	450.0
Total senior unsecured notes	1,502.3	1,502.5

Debt issuance costs	(26.3)	(24.7)
Total long-term debt, net	$2,143.6	$2,136.8

Weighted average cost of debt	4.8%	4.8%

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

The Amendment provides for (i) the extension of the maturity date of the Borrower’s existing revolving credit facility (the “Revolving Credit Facility”) from January 31, 2019, to March 16, 2022, (ii) the extension of the maturity date of the Borrower’s existing term loan (the “Term Loan” and together with the Revolving Credit Facility, the “Senior Credit Facilities”) from January 31, 2021, to March 16, 2024, (iii) an increase to the Revolving Credit Facility by $5.0 million to $430.0 million, (iv) the incurrence of a $10.0 million incremental term loan primarily to cover transaction fees and expenses, which increases the outstanding principal balance of the Term Loan to $670.0 million, and (v) revisions to certain provisions of the Credit Agreement to, among other things, lower the interest rate floor for all loans to 0.0% and update covenants for greater operational and financial flexibility to the Company (including incurrence of additional indebtedness), as well as include other ministerial changes to the Credit Agreement. The remaining terms of the Credit Agreement, as amended by the Amendment, are substantially the same as the terms under the existing Credit Agreement, including with respect to events of default and loan acceleration.

On June 30, 2017, certain subsidiaries of the Company entered into a three-year $100.0 million revolving accounts receivable securitization facility (the “AR Facility”) with The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch, as a committed purchaser, group agent and administrative agent (“BTMU”).

Term Loan

The interest rate on the Term Loan was 3.5% per annum as of June 30, 2017. As of June 30, 2017, a discount of $2.4 million on the Term Loan remains unamortized. The discount is being amortized through Interest expense, net, on the Consolidated Statement of Operations.

Revolving Credit Facility

As of June 30, 2017, there were $85.0 million of outstanding borrowings under the Revolving Credit Facility at a weighted average borrowing rate of approximately 3.1%.

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)

The commitment fee based on the amount of unused commitments under the Revolving Credit Facility was $0.4 million in the three months ended June 30, 2017, $0.5 million in the three months ended June 30, 2016, $0.6 million in the six months ended June 30, 2017, and $1.0 million in the six months ended June 30, 2016. As of June 30, 2017, we had issued letters of credit totaling approximately $1.5 million against the Revolving Credit Facility.

As of August 4, 2017, there were no outstanding borrowings under the Revolving Credit Facility.

Accounts Receivable Securitization Facility

On June 30, 2017, we entered into a three-year, $100.0 million AR Facility. In connection with the AR Facility, Outfront Media LLC, a wholly-owned subsidiary of the Company, will sell and/or contribute its existing and future accounts receivable and certain related assets to Outfront Media Receivables LLC, a special purpose vehicle and wholly-owned subsidiary of the Company (the “SPV”). The SPV will transfer an undivided interest in the accounts receivable to certain purchasers from time to time (the “Purchasers”). Outfront Media LLC will service the accounts receivables on behalf of the SPV for a fee. The SPV has granted the Purchasers a security interest in all of its assets, which primarily consist of the accounts receivable relating to the Company’s qualified REIT subsidiaries, in order to secure its obligations under the agreements governing the AR Facility. The Company has agreed to guarantee the performance of Outfront Media LLC, in its capacity as originator and servicer, of its obligations under the agreements governing the AR Facility. Neither Outfront Media LLC nor the SPV guarantees the collectability of the receivables under the AR Facility. In addition, the SPV is a separate legal entity with its own separate creditors who will be entitled to access the SPV’s assets before the assets become available to the Company. Accordingly, the SPV’s assets are not available to pay creditors of the Company or any of its subsidiaries, although collections from the receivables in excess of amounts required to repay the Purchasers and other creditors of the SPV may be remitted to the Company.

The AR Facility is accounted for as a collateralized financing activity, rather than a sale of assets, and therefore: (i) accounts receivable balances pledged as collateral are presented as assets and the borrowings will be presented as liabilities on our Consolidated Statements of Financial Position, (ii) our Consolidated Statements of Operations reflect the associated charges for bad debt expense related to pledged accounts receivable (a component of selling, general and administrative expenses) and interest expense associated with the collateralized borrowings and (iii) receipts from customers related to the underlying accounts receivable are reflected as operating cash flows and borrowings and repayments under the collateralized loans are reflected as financing cash flows within our Consolidated Statements of Cash Flows.

As of June 30, 2017, there were no outstanding borrowings under the AR Facility. The total fees under the AR Facility were immaterial for each of the three and six months ended June 30, 2017.

As of August 4, 2017, there were $70.0 million of outstanding borrowings under the AR Facility at a borrowing rate of approximately 2.1%, which were used to repay amounts under the Revolving Credit Facility.

Senior Unsecured Notes

As of June 30, 2017, a discount of $0.5 million on $150.0 million aggregate principal amount of the 5.250% Senior Unsecured Notes due 2022, remains unamortized. The discount is being amortized through Interest expense, net, on the Consolidated Statement of Operations.

As of June 30, 2017, a premium of $2.8 million on $100.0 million aggregate principal amount of the 5.625% Senior Unsecured Notes due 2024, remains unamortized. The premium is being amortized through Interest expense, net, on the Consolidated Statement of Operations.

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)

Debt Covenants

The Credit Agreement governing the Senior Credit Facilities, the agreements governing the AR Facility, and the indentures governing our senior unsecured notes contain customary affirmative and negative covenants, subject to certain exceptions, including but not limited to those that limit the Company’s and our subsidiaries’ abilities to (i) pay dividends on, repurchase or make distributions in respect to the Company’s or its wholly-owned subsidiary, Finance LLC’s capital stock or make other restricted payments other than dividends or distributions necessary for us to maintain our REIT status, subject to certain conditions, and (ii) enter into agreements restricting certain subsidiaries’ ability to pay dividends or make other intercompany third party transfers.

The terms of the Credit Agreement require that, as long as any commitments remain outstanding under the Revolving Credit Facility, we maintain a Consolidated Net Secured Leverage Ratio, which is the ratio of (i) our consolidated secured debt (less up to $150.0 million of unrestricted cash) to (ii) our Consolidated EBITDA (as defined in the Credit Agreement) for the trailing four consecutive quarters, of no greater than 4.0 to 1.0. As of June 30, 2017, our Consolidated Net Secured Leverage Ratio was 1.6 to 1.0, as adjusted to give pro forma effect to an acquisition, in accordance with the Credit Agreement. The Credit Agreement also requires that, in connection with the incurrence of certain indebtedness, we satisfy a Consolidated Total Leverage Ratio, which is the ratio of our consolidated total debt to our Consolidated EBITDA for the trailing four consecutive quarters, of no greater than 6.0 to 1.0. As of June 30, 2017, our Consolidated Total Leverage Ratio was 5.0 to 1.0, as adjusted to give pro forma effect to an acquisition, in accordance with the Credit Agreement. As of June 30, 2017, we are in compliance with our debt covenants.

Letter of Credit Facilities

In May 2017, we increased our aggregate letter of credit facilities from $80.0 million to $111.8 million. As of June 30, 2017, we had issued letters of credit totaling approximately $96.0 million under our aggregate $111.8 million letter of credit facilities. The total fees under the letter of credit facilities were immaterial in each of the three and six months ended June 30, 2017 and 2016.

Deferred Financing Costs

As of June 30, 2017, we had deferred $31.2 million in fees and expenses associated with the Term Loan, Revolving Credit Facility and our senior unsecured notes. We are amortizing the deferred fees through Interest expense, net, on the Consolidated Statement of Operations over the respective terms of the Term Loan, Revolving Credit Facility and our senior unsecured notes.

Fair Value

Under the fair value hierarchy, observable inputs such as unadjusted quoted prices in active markets for identical assets or liabilities are defined as Level 1; observable inputs other than quoted prices included within Level 1 that are either directly or indirectly observable for the asset or liability are defined as Level 2; and unobservable inputs for the asset or liability are defined as Level 3. The aggregate fair value of our debt, which is estimated based on quoted market prices of similar liabilities, was approximately $2.3 billion as of June 30, 2017, and $2.2 billion as of December 31, 2016. The fair value of our debt as of both June 30, 2017, and December 31, 2016, is classified as Level 2.

Note 8. Equity

On June 13, 2017, certain subsidiaries of OUTFRONT Media Inc. acquired the equity interests of certain subsidiaries of All Vision LLC (“All Vision”), which hold substantially all of All Vision’s existing outdoor advertising assets in Canada, and effectuated an amalgamation of All Vision’s Canadian business with our Canadian business (the “Transaction”) (see Note 10. Acquisitions and Dispositions). In connection with the Transaction, the Company issued 1,953,407 shares of Class A equity interests of a subsidiary of the Company that controls its Canadian business (“Outfront Canada”).

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)

The Class A equity interests are entitled to receive priority cash distributions from Outfront Canada at the same time and in the same per share amount as the dividends paid on shares of the Company’s common stock. The Class A equity interests may be redeemed by the holders in exchange for shares of the Company’s common stock on a one-for-one basis (subject to anti-dilution adjustments) or, at the Company’s option, cash equal to the then fair market value of the shares of the Company’s common stock commencing (i) one year after closing, with respect to 55% of the Class A equity interests, and (ii) 18 months after closing, with respect to the remaining 45% of the Class A equity interests. In connection with the Transaction, the Company has agreed to limitations on its ability to sell or otherwise dispose of the assets acquired from All Vision for a period of five years, unless it pays holders of the Class A equity interests in Outfront Canada an amount intended to approximate their resulting tax liability.

As of June 30, 2017, 450,000,000 shares of our common stock, par value $0.01 per share, were authorized; 138,617,908 shares were issued and outstanding; and 50,000,000 shares of our preferred stock, par value $0.01 per share, were authorized with no shares issued and outstanding.

On July 25, 2017, we announced that our board of directors approved a quarterly cash dividend of $0.36 per share on our common stock, payable on September 29, 2017, to stockholders of record at the close of business on September 8, 2017.

Note 9. Restructuring Charges

For the three months ended June 30, 2017, we recorded restructuring charges of $2.9 million, of which $2.8 million was recorded in Other for severance charges associated with the Transaction and $0.1 million was recorded in our U.S. Media segment. For the six months ended June 30, 2017, we recorded restructuring charges of $4.7 million, of which $2.8 million was recorded in Other for severance charges associated with the Transaction and $1.9 million was recorded in our U.S. Media segment for severance charges associated with the reorganization of our sales management and administrative functions. For each of the three and six months ended June 30, 2016, we recorded restructuring charges of $0.4 million in our U.S. Media segment for severance charges associated with the reorganization of our sales management and administrative functions. As of June 30, 2017, $4.2 million in restructuring reserves remained outstanding and is included in Other current liabilities on the Consolidated Statement of Financial Position.

Note 10. Acquisitions and Dispositions

Acquisitions

In connection with the Transaction, the Company paid approximately $94.4 million for the assets, comprised of $50.0 million in cash and $44.4 million, or 1,953,407 shares, of Class A equity interests of Outfront Canada, subject to post-closing adjustments (upward or downward) for closing date working capital and indebtedness, and for the achievement of certain operating income before depreciation and amortization targets relating to All Vision’s assets in 2017 and 2018. The issued Class A equity interests of Outfront Canada are redeemable non-controlling interests and are included in Non-controlling interests on our Consolidated Statement of Financial Position based on actual foreign currency exchange rates on the closing date of the Transaction compared to the negotiated foreign currency exchange rate used in the valuation described above.

The preliminary allocation of the purchase price of approximately $94.4 million is based on management’s estimate of the fair value of the assets acquired and liabilities assumed on the closing date of the Transaction, which was $50.3 million of identified intangible assets, $44.1 million of goodwill, $14.6 million of deferred tax liabilities and $14.6 million of other assets and liabilities (primarily property and equipment). These preliminary estimates may be revised in future periods. Any changes to the initial estimates of the fair value of the assets and liabilities will be recorded as adjustments to those assets and liabilities and residual amounts will be allocated to goodwill.

Including the Transaction, we completed several acquisitions for a total purchase price of approximately $102.4 million in the six months ended June 30, 2017, and $61.3 million in the six months ended June 30, 2016.

Dispositions

On April 1, 2016, we completed the Disposition and received $82.0 million in cash plus working capital, which was subject to post-closing adjustments.

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)

Note 11. Stock-Based Compensation

The following table summarizes our stock-based compensation expense for the three and six months ended June 30, 2017 and 2016.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2017	2016	2017	2016
Restricted share units (“RSUs”) and performance-based RSUs (“PRSUs”)	$5.5	$4.5	$10.8	$9.2
Stock options	—	—	0.1	0.1
Stock-based compensation expense, before income taxes	5.5	4.5	10.9	9.3
Tax benefit	(0.5)	(0.5)	(1.0)	(1.0)
Stock-based compensation expense, net of tax	$5.0	$4.0	$9.9	$8.3

As of June 30, 2017, total unrecognized compensation cost related to non-vested RSUs and PRSUs was $28.0 million, which is expected to be recognized over a weighted average period of 2.1 years, and total unrecognized compensation cost related to non-vested stock options was immaterial.

RSUs and PRSUs

The following table summarizes activity for the six months ended June 30, 2017, of RSUs and PRSUs issued to our employees.

	Activity	Weighted Average Per Share Grant Date Fair Market Value
Non-vested as of December 31, 2016	1,637,141	$22.71
Granted:
RSUs	522,064	26.92
PRSUs	254,931	27.17
Vested:
RSUs	(521,920)	23.26
PRSUs	(197,341)	24.18
Forfeitures:
RSUs	(22,897)	24.05
PRSUs	(22,350)	19.01
Non-vested as of June 30, 2017	1,649,628	24.41

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)

Stock Options

The following table summarizes activity for the six months ended June 30, 2017, of stock options issued to our employees.

	Activity	Weighted Average Exercise Price
Outstanding as of December 31, 2016	294,897	$15.72
Exercised	(129,604)	9.37
Outstanding as of June 30, 2017	165,293	20.69

Exercisable as of June 30, 2017	139,439	19.64

Note 12. Retirement Benefits

The following table presents the components of net periodic pension cost and amounts recognized in other comprehensive income (loss) for our pension plans:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2017	2016	2017	2016
Components of net periodic pension cost:
Service cost	$0.4	$0.3	$0.7	$0.7
Interest cost	0.4	0.5	0.9	0.9
Expected return on plan assets	(0.6)	(0.6)	(1.1)	(1.1)
Amortization of net actuarial losses(a)	0.2	0.2	0.3	0.3
Net periodic pension cost	$0.4	$0.4	$0.8	$0.8

(a)	Reflects amounts reclassified from accumulated other comprehensive income to net income.

In the six months ended June 30, 2017, we contributed $1.1 million to our pension plans. In 2017, we expect to contribute approximately $2.2 million to our pension plans.

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

In the three and six months ended June 30, 2017 and 2016, our effective tax rate differed from the U.S. federal statutory income tax rate primarily due to our REIT status, including the dividends paid deduction, the impact of state and local taxes, and the effect of foreign operations.

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)

Note 14. Earnings Per Share (“EPS”)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2017	2016	2017	2016
Net income	$37.1	$28.5	$39.6	$26.2

Weighted average shares for basic EPS	138.6	137.9	138.4	137.8
Dilutive potential shares from grants of RSUs, PRSUs and stock options(a)	0.3	0.4	0.5	0.4
Dilutive potential shares upon redemption of shares of Class A equity interests of a subsidiary(b)	0.4	—	0.2	—
Weighted average shares for diluted EPS	139.3	138.3	139.1	138.2

(a)
The potential impact of an aggregate 0.6 million granted RSUs, PRSUs and stock options in the three months ended June 30, 2017, 0.5 million in the three months ended June 30, 2016, 0.4 million granted RSUs, PRSUs and stock options in the six months ended June 30, 2017, and 0.5 million granted RSUs, PRSUs and stock options in the six months ended June 30, 2016, were antidilutive.

(b)
On June 13, 2017, 1,953,407 shares of Class A equity interests of Outfront Canada were issued, which may be redeemed by the holders in exchange for shares of the Company’s common stock on a one-for-one basis (subject to anti-dilution adjustments), at our option, after a certain time period. (See Note 8. Equity.)

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

The New York Metropolitan Transportation Authority (the “MTA”) has issued a “Request for Proposals” to prospective operators for the subway, bus and commuter rail (Metro-North and Long Island Railroad) concessions, in any combination, each for a ten-year contract, with an additional potential five-year renewal period. On May 18, 2016, we submitted a response to the MTA. In mid-October, the MTA issued a follow-up request that refined its timeline and bid requirements, particularly relating to digital deployment and the communications platform and we submitted our response on December 12, 2016. On May 26, 2017, we entered into an agreement with the MTA to extend the expiration of our existing contracts for transit advertising services to September 30, 2017, unless earlier terminated by the MTA on 30 days’ notice.

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)

Letters of Credit

We have indemnification obligations with respect to letters of credit and surety bonds primarily used as security against non-performance in the normal course of business. The outstanding letters of credit and surety bonds approximated $125.1 million as of June 30, 2017, and were not recorded on the Consolidated Statements of Financial Position.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2017	2016	2017	2016
Revenues:
U.S. Media	$367.1	$356.5	$674.2	$669.1
Other	29.1	28.8	52.6	64.6
Total revenues	$396.2	$385.3	$726.8	$733.7

We present Operating income before Depreciation, Amortization, Net loss on dispositions, Stock-based compensation, Restructuring charges and Loss on real estate assets held for sale (“Adjusted OIBDA”) as the primary measure of profit and loss for our operating segments in accordance with the FASB guidance for segment reporting.

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2017	2016	2017	2016
Net income	$37.1	$28.5	$39.6	$26.2
(Benefit) provision for income taxes	0.9	3.4	(2.8)	2.1
Equity in earnings of investee companies, net of tax	(1.5)	(1.4)	(2.4)	(2.4)
Interest expense, net	28.6	28.7	56.7	57.3
Other expense, net	(0.1)	(0.2)	(0.1)	—
Operating income	65.0	59.0	91.0	83.2
Restructuring charges	2.9	0.4	4.7	0.4
Loss on real estate assets held for sale	—	—	—	1.3
Net loss on dispositions	0.1	0.2	0.5	0.6
Depreciation and amortization	48.5	58.9	95.1	116.3
Stock-based compensation	5.5	4.5	10.9	9.3
Total Adjusted OIBDA	$122.0	$123.0	$202.2	$211.1

Adjusted OIBDA:
U.S. Media	$128.3	$123.7	$220.7	$218.6
Other	4.0	8.4	2.9	10.6
Corporate	(10.3)	(9.1)	(21.4)	(18.1)
Total Adjusted OIBDA	$122.0	$123.0	$202.2	$211.1

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2017	2016	2017	2016
Operating income (loss):
U.S. Media	$83.9	$69.7	$131.4	$112.8
Other	(3.1)	2.9	(8.1)	(2.2)
Corporate	(15.8)	(13.6)	(32.3)	(27.4)
Total operating income	$65.0	$59.0	$91.0	$83.2

Net loss on dispositions:
U.S. Media	$0.1	$0.2	$0.5	$0.6
Total loss on dispositions	$0.1	$0.2	$0.5	$0.6

Depreciation and amortization:
U.S. Media	$44.2	$53.4	$86.9	$104.8
Other	4.3	5.5	8.2	11.5
Total depreciation and amortization	$48.5	$58.9	$95.1	$116.3

Capital expenditures:
U.S. Media	$23.7	$15.1	$39.5	$28.6
Other	1.9	0.5	2.7	1.4
Total capital expenditures	$25.6	$15.6	$42.2	$30.0

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)

	As of
(in millions)	June 30, 2017	December 31, 2016
Assets:
U.S. Media	$3,534.0	$3,578.8
Other	247.6	145.5
Corporate	19.1	14.2
Total assets	$3,800.7	$3,738.5

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)

Note 17. Condensed Consolidating Financial Information

We and our material existing and future direct and indirect 100% owned domestic subsidiaries (except Finance LLC and Outfront Media Capital Corporation, the borrowers under the Term Loan and the Revolving Credit Facility) guarantee the obligations under the Term Loan and the Revolving Credit Facility. Our senior unsecured notes are fully and unconditionally, and jointly and severally guaranteed on a senior unsecured basis by us and each of our direct and indirect wholly owned domestic subsidiaries that guarantees the Term Loan and the Revolving Credit Facility (see Note 7. Debt). The following condensed consolidating schedules present financial information on a combined basis in conformity with the SEC’s Regulation S-X, Rule 3-10 for: (i) OUTFRONT Media Inc. (the “Parent Company”); (ii) Finance LLC (the “Subsidiary Issuer”); (iii) the guarantor subsidiaries; (iv) the non-guarantor subsidiaries, including the SPV; (v) elimination entries necessary to consolidate the Parent Company and the Subsidiary Issuer, the guarantor subsidiaries and non-guarantor subsidiaries; and (vi) the Parent Company on a consolidated basis. Outfront Media Capital Corporation is a co-issuer finance subsidiary with no assets or liabilities, and therefore has not been included in the tables below.

	As of June 30, 2017
(in millions)	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Current assets:
Cash and cash equivalents	$—	$13.6	$3.3	$6.2	$—	$23.1
Receivables, less allowance	—	—	46.3	220.8	(29.4)	237.7
Other current assets	—	1.2	76.9	21.3	(10.0)	89.4
Total current assets	—	14.8	126.5	248.3	(39.4)	350.2
Property and equipment, net	—	—	620.0	57.1	—	677.1
Goodwill	—	—	2,059.9	75.8	—	2,135.7
Intangible assets	—	—	521.0	51.9	—	572.9
Investment in subsidiaries	1,226.6	3,462.6	411.7	—	(5,100.9)	—
Other assets	—	3.8	58.7	2.3	—	64.8
Intercompany	—	—	123.8	148.3	(272.1)	—
Total assets	$1,226.6	$3,481.2	$3,921.6	$583.7	$(5,412.4)	$3,800.7

Total current liabilities	$—	$111.0	$206.4	$19.4	$(39.4)	$297.4
Long-term debt, net	—	2,143.6	—	—	—	2,143.6
Deferred income tax liabilities, net	—	—	0.8	19.7	—	20.5
Asset retirement obligation	—	—	30.1	4.7	—	34.8
Deficit in excess of investment of subsidiaries	—	—	2,236.0	—	(2,236.0)	—
Other liabilities	—	—	73.4	4.4	—	77.8
Intercompany	—	—	148.3	123.8	(272.1)	—
Total liabilities	—	2,254.6	2,695.0	172.0	(2,547.5)	2,574.1
Total stockholders’ equity	1,181.9	1,181.9	1,181.9	411.7	(2,775.5)	1,181.9
Non-controlling interests	44.7	44.7	44.7	—	(89.4)	44.7
Total equity	1,226.6	1,226.6	1,226.6	411.7	(2,864.9)	1,226.6
Total liabilities and equity	$1,226.6	$3,481.2	$3,921.6	$583.7	$(5,412.4)	$3,800.7

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

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)

	Three Months Ended June 30, 2017
(in millions)	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Billboard	$—	$—	$259.2	$15.0	$—	$274.2
Transit and other	—	—	118.7	3.3	—	122.0
Total revenues	—	—	377.9	18.3	—	396.2
Expenses:
Operating	—	—	201.5	11.8	—	213.3
Selling, general and administrative	0.4	0.1	62.4	3.5	—	66.4
Restructuring charges	—	—	—	2.9	—	2.9
Net gain on dispositions	—	—	0.1	—	—	0.1
Depreciation	—	—	20.2	2.9	—	23.1
Amortization	—	—	24.5	0.9	—	25.4
Total expenses	0.4	0.1	308.7	22.0	—	331.2
Operating income (loss)	(0.4)	(0.1)	69.2	(3.7)	—	65.0
Interest income (expense), net	—	(28.5)	(0.2)	0.1	—	(28.6)
Other income, net	—	—	—	0.1	—	0.1
Income (loss) before benefit (provision) for income taxes and equity in earnings of investee companies	(0.4)	(28.6)	69.0	(3.5)	—	36.5
Benefit (provision) for income taxes	—	—	(1.9)	1.0	—	(0.9)
Equity in earnings of investee companies, net of tax	37.5	66.1	(29.6)	0.3	(72.8)	1.5
Net income (loss)	$37.1	$37.5	$37.5	$(2.2)	$(72.8)	$37.1

Net income (loss)	$37.1	$37.5	$37.5	$(2.2)	$(72.8)	$37.1
Total other comprehensive income, net of tax	4.3	4.3	4.3	4.3	(12.9)	4.3
Total comprehensive income	$41.4	$41.8	$41.8	$2.1	$(85.7)	$41.4

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)

	Three Months Ended June 30, 2016
(in millions)	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Billboard	$—	$—	$258.7	$14.9	$—	$273.6
Transit and other	—	—	108.3	3.4	—	111.7
Total revenues	—	—	367.0	18.3	—	385.3
Expenses:
Operating	—	—	191.2	10.4	—	201.6
Selling, general and administrative	0.3	—	61.6	3.3	—	65.2
Restructuring charges	—	—	0.4	—	—	0.4
Net gain on dispositions	—	—	0.2	—	—	0.2
Depreciation	—	—	24.5	4.0	—	28.5
Amortization	—	—	29.8	0.6	—	30.4
Total expenses	0.3	—	307.7	18.3	—	326.3
Operating income (loss)	(0.3)	—	59.3	—	—	59.0
Interest expense, net	—	(28.7)	—	—	—	(28.7)
Other income, net	—	—	—	0.2	—	0.2
Income (loss) before benefit (provision) for income taxes and equity in earnings of investee companies	(0.3)	(28.7)	59.3	0.2	—	30.5
Provision for income taxes	—	—	(3.4)	—	—	(3.4)
Equity in earnings of investee companies, net of tax	28.8	57.5	(27.1)	0.3	(58.1)	1.4
Net income	$28.5	$28.8	$28.8	$0.5	$(58.1)	$28.5

Net income	$28.5	$28.8	$28.8	$0.5	$(58.1)	$28.5
Total other comprehensive income, net of tax	100.0	100.0	100.0	100.0	(300.0)	100.0
Total comprehensive income	$128.5	$128.8	$128.8	$100.5	$(358.1)	$128.5

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)

	Six Months Ended June 30, 2017
(in millions)	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Billboard	$—	$—	$484.3	$25.9	$—	$510.2
Transit and other	—	—	211.0	5.6	—	216.6
Total revenues	—	—	695.3	31.5	—	726.8
Expenses:
Operating	—	—	381.9	23.3	—	405.2
Selling, general and administrative	0.8	0.8	121.7	7.0	—	130.3
Restructuring charges	—	—	1.8	2.9	—	4.7
Net gain on dispositions	—	—	0.5	—	—	0.5
Depreciation	—	—	40.2	5.8	—	46.0
Amortization	—	—	47.7	1.4	—	49.1
Total expenses	0.8	0.8	593.8	40.4	—	635.8
Operating income (loss)	(0.8)	(0.8)	101.5	(8.9)	—	91.0
Interest income (expense), net	—	(56.5)	(0.3)	0.1	—	(56.7)
Other income, net	—	—	—	0.1	—	0.1
Income (loss) before benefit for income taxes and equity in earnings of investee companies	(0.8)	(57.3)	101.2	(8.7)	—	34.4
Benefit for income taxes	—	—	—	2.8	—	2.8
Equity in earnings of investee companies, net of tax	40.4	97.7	(60.8)	0.4	(75.3)	2.4
Net income (loss)	$39.6	$40.4	$40.4	$(5.5)	$(75.3)	$39.6

Net income (loss)	$39.6	$40.4	$40.4	$(5.5)	$(75.3)	$39.6
Total other comprehensive income, net of tax	5.4	5.4	5.4	5.4	(16.2)	5.4
Total comprehensive income (loss)	$45.0	$45.8	$45.8	$(0.1)	$(91.5)	$45.0

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)

	Six Months Ended June 30, 2016
(in millions)	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Billboard	$—	$—	$487.0	$37.0	$—	$524.0
Transit and other	—	—	202.9	6.8	—	209.7
Total revenues	—	—	689.9	43.8	—	733.7
Expenses:
Operating	—	—	371.3	30.1	—	401.4
Selling, general and administrative	0.7	0.1	120.0	9.7	—	130.5
Restructuring charges	—	—	0.4	—	—	0.4
Loss on real estate assets held for sale	—	—	—	1.3	—	1.3
Net loss on dispositions	—	—	0.6	—	—	0.6
Depreciation	—	—	49.1	8.5	—	57.6
Amortization	—	—	57.2	1.5	—	58.7
Total expenses	0.7	0.1	598.6	51.1	—	650.5
Operating income (loss)	(0.7)	(0.1)	91.3	(7.3)	—	83.2
Interest expense, net	—	(57.2)	(0.1)	—	—	(57.3)
Income (loss) before provision for income taxes and equity in earnings of investee companies	(0.7)	(57.3)	91.2	(7.3)	—	25.9
Provision for income taxes	—	—	(2.1)	—	—	(2.1)
Equity in earnings of investee companies, net of tax	26.9	84.2	(62.2)	0.4	(46.9)	2.4
Net income (loss)	$26.2	$26.9	$26.9	$(6.9)	$(46.9)	$26.2

Net income (loss)	$26.2	$26.9	$26.9	$(6.9)	$(46.9)	$26.2
Total other comprehensive income, net of tax	106.0	106.0	106.0	106.0	(318.0)	106.0
Total comprehensive income	$132.2	$132.9	$132.9	$99.1	$(364.9)	$132.2

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)

	Six Months Ended June 30, 2017
(in millions)	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash flow provided by (used for) operating activities	$(0.8)	$(53.8)	$132.5	$1.2	$—	$79.1
Investing activities:
Capital expenditures	—	—	(39.5)	(2.7)	—	(42.2)
Acquisitions	—	—	(6.2)	(51.6)	—	(57.8)
Net proceeds from dispositions	—	—	0.1	—	—	0.1
Net cash flow used for investing activities	—	—	(45.6)	(54.3)	—	(99.9)
Financing activities:
Proceeds from long-term borrowings - term loan	—	8.3	—	—	—	8.3
Proceeds from borrowings under revolving credit facility	—	90.0	—	—	—	90.0
Repayments of borrowings under revolving credit facility	—	(5.0)	—	—	—	(5.0)
Payments of deferred financing costs	—	(7.5)	—	—	—	(7.5)
Proceeds from stock option exercises	1.2	—	—	—	—	1.2
Taxes withheld for stock-based compensation	—	—	(8.1)	—	—	(8.1)
Dividends	(100.4)	—	—	—	—	(100.4)
Intercompany	100.0	(29.8)	(111.1)	40.9	—	—
Other	—	—	(0.2)	—	—	(0.2)
Net cash flow provided by (used for) financing activities	0.8	56.0	(119.4)	40.9	—	(21.7)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	0.4	—	0.4
Net increase (decrease) in cash and cash equivalents	—	2.2	(32.5)	(11.8)	—	(42.1)
Cash and cash equivalents at beginning of period	—	11.4	35.8	18.0	—	65.2
Cash and cash equivalents at end of period	$—	$13.6	$3.3	$6.2	$—	$23.1

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)

	Six Months Ended June 30, 2016
(in millions)	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash flow provided by (used for) operating activities	$(0.8)	$(58.1)	$161.3	$2.3	$—	$104.7
Investing activities:
Capital expenditures	—	—	(28.6)	(1.4)	—	(30.0)
Acquisitions	—	—	(61.3)	—	—	(61.3)
Net proceeds from dispositions	—	—	0.4	87.5	—	87.9
Net cash flow provided by (used for) investing activities	—	—	(89.5)	86.1	—	(3.4)
Financing activities:
Repayments of long-term borrowings -term loan	—	(40.0)	—	—	—	(40.0)
Proceeds from borrowings under revolving credit facility	—	35.0	—	—	—	35.0
Repayments of borrowings under revolving credit facility	—	(35.0)	—	—	—	(35.0)
Payments of deferred financing costs	—	(0.4)	—	—	—	(0.4)
Taxes withheld for stock-based compensation	—	—	(6.8)	—	—	(6.8)
Dividends	(94.7)	—	—	—	—	(94.7)
Intercompany	95.5	39.6	(58.9)	(76.2)	—	—
Other	—	—	(0.2)	—	—	(0.2)
Net cash flow provided by (used for) financing activities	0.8	(0.8)	(65.9)	(76.2)	—	(142.1)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	0.2	—	0.2
Net increase (decrease) in cash and cash equivalents	—	(58.9)	5.9	12.4	—	(40.6)
Cash and cash equivalents at beginning of period	—	81.6	8.5	11.5	—	101.6
Cash and cash equivalents at end of period	$—	$22.7	$14.4	$23.9	$—	$61.0

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

Business

We are one of the largest providers of advertising space on out-of-home advertising structures and sites across the U.S. and Canada. Our inventory consists of billboard displays, which are primarily located on the most heavily traveled highways and roadways in top Nielsen Designated Market Areas (“DMAs”), and transit advertising displays operated under exclusive multi-year contracts with municipalities in large cities across the U.S. and Canada. We also have marketing and multimedia rights agreements with colleges, universities and other educational institutions, which entitle us to operate on-campus advertising displays, as well as manage marketing opportunities, media rights and experiential entertainment at sports events. In total, we have displays in all of the 25 largest markets in the U.S. and approimately 150 markets in the U.S. and Canada. Our top market, high profile location focused portfolio includes sites such as the Bay Bridge in San Francisco, various locations along Sunset Boulevard in Los Angeles, and sites in and around both Grand Central Station and Times Square in New York. The breadth and depth of our portfolio provides our customers with a range of options to address their marketing objectives, from national, brand-building campaigns to hyper-local campaigns that drive customers to the advertiser’s website or retail location “one mile down the road.”

Using Geopath Out of Home Ratings, the out-of-home advertising industry’s audience measurement system, we provide advertisers with the size and demographic composition of the audience that is exposed to individual displays or a complete campaign. As part of our ON Smart Media platform, we are developing hardware and software solutions for enhanced demographic and location targeting, and engaging ways to connect with consumers on-the-go. Additionally, our OUTFRONT Mobile Network allows our customers to further leverage location targeting with interactive mobile advertising that uses geofence technology to push mobile ads to consumers within a pre-defined radius around a corresponding billboard display or other designated advertising location.

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

U.S. Media. Our U.S. Media segment generated 24% of its revenues in the New York City metropolitan area in the three months ended June 30, 2017, 25% in the three months ended June 30, 2016, 23% in the six months ended June 30, 2017, and 25% in the six months ended June 30, 2016, and generated 15% in the Los Angeles metropolitan area in the three months ended June 30, 2017, 16% in the three months ended June 30, 2016, 16% in the six months ended June 30, 2017, and 16% in the six months ended June 30, 2016. In the three months ended June 30, 2017, our U.S. Media segment generated $367.1 million of Revenues and $128.3 million of Operating income before Depreciation, Amortization, Net loss on dispositions, Stock-based compensation, Restructuring charges and Loss on real estate assets held for sale (“Adjusted OIBDA”). In the three months ended June 30, 2016, our U.S. Media segment generated $356.5 million of Revenues and $123.7 million of Adjusted OIBDA. In the six months ended June 30, 2017, our U.S. Media segment generated $674.2 million of Revenues and $220.7 million of Adjusted OIBDA. In the six months ended June 30, 2016, our U.S. Media segment generated $669.1 million of Revenues and $218.6 million of Adjusted OIBDA. (See the “Segment Results of Operations” section of this MD&A.)

Other (includes International and Sports Marketing). In the three months ended June 30, 2017, Other generated $29.1 million of Revenues and $4.0 million of Adjusted OIBDA. In the three months ended June 30, 2016, Other generated $28.8 million of Revenues and $8.4 million of Adjusted OIBDA. In the six months ended June 30, 2017, Other generated $52.6 million of Revenues and $2.9 million of Adjusted OIBDA. In the six months ended June 30, 2016, Other generated $64.6 million of Revenues and $10.6 million of Adjusted OIBDA.

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

We have a diversified base of customers across various industries. During the three months ended June 30, 2017, our largest categories of advertisers were retail, entertainment and healthcare/pharmaceuticals, each of which represented 8%, 7% and 7% of our total U.S. Media segment revenues, respectively. During the three months ended June 30, 2016, our largest categories of advertisers were retail, entertainment and healthcare/pharmaceuticals, each of which represented 8%, 7% and 7% of our total U.S. Media segment revenues, respectively. During the six months ended June 30, 2017, our largest categories of advertisers were retail, healthcare/pharmaceuticals and entertainment, each of which represented approximately 8%, 8% and 7% of our total U.S. Media segment revenues, respectively. During the six months ended June 30, 2016, our largest categories of advertisers were retail, healthcare/pharmaceuticals and television, which represented 8%, 7% and 7% of our total U.S. Media segment revenues, respectively.

Our large-scale portfolio allows our customers to reach a national audience and also provides the flexibility to tailor campaigns to specific regions or markets. In the three months ended June 30, 2017, we generated approximately 42% of our U.S. Media segment from national advertising campaigns compared to approximately 45% in the same prior-year period. In the six months ended June 30, 2017, we generated approximately 41% of our U.S. Media segment revenues from national advertising campaigns compared to approximately 45% in the same prior-year period.

Our transit businesses require us to obtain and renew contracts with municipalities and other governmental entities. When these contracts expire, we generally must participate in highly competitive bidding processes in order to obtain or renew contracts.

Our transit contract with the New York Metropolitan Transportation Authority (the “MTA”) represents 54% of our U.S. Media segment transit and other revenues, or 17% of our total U.S. Media segment revenues, in the three months ended June 30, 2017, and represents 54% of our U.S. Media segment transit and other revenues, or 16% of our total U.S. Media segment revenues, in the six months ended June 30, 2017. The MTA has issued a “Request for Proposals” to prospective operators for the subway, bus and commuter rail (Metro-North and Long Island Railroad) concessions, in any combination, each for a ten-year contract, with an additional potential five-year renewal period. On May 18, 2016, we submitted a response to the MTA. In mid-October, the MTA issued a follow-up request that refined its timeline and bid requirements, particularly relating to digital deployment and the communications platform and we submitted our response on December 12, 2016. On May 26, 2017, we entered into an agreement with the MTA to extend the expiration of our existing contracts for transit advertising services to September 30, 2017, unless earlier terminated by the MTA on 30 days’ notice.

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

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions, except percentages)	2017	2016	% Change	2017	2016	% Change
Revenues	$396.2	$385.3	3%	$726.8	$733.7	(1)%
Organic revenues(a)(b)	395.5	384.5	3	721.6	717.2	1
Operating income	65.0	59.0	10	91.0	83.2	9
Adjusted OIBDA(b)	122.0	123.0	(1)	202.2	211.1	(4)
Funds from operations (“FFO”)(b)	79.7	79.2	1	123.6	127.7	(3)
Adjusted FFO (“AFFO”)(b)	78.1	87.0	(10)	116.6	133.2	(12)
Net income	37.1	28.5	30	39.6	26.2	51

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

Reconciliation of Non-GAAP Financial Measures

The following table reconciles Operating income to Adjusted OIBDA, and Net income (loss) to FFO and AFFO.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions, except per share amounts)	2017	2016	2017	2016
Operating income	$65.0	$59.0	$91.0	$83.2
Restructuring charges	2.9	0.4	4.7	0.4
Loss on real estate assets held for sale	—	—	—	1.3
Net loss on dispositions	0.1	0.2	0.5	0.6
Depreciation	23.1	28.5	46.0	57.6
Amortization	25.4	30.4	49.1	58.7
Stock-based compensation	5.5	4.5	10.9	9.3
Adjusted OIBDA	$122.0	$123.0	$202.2	$211.1

Net income	$37.1	$28.5	$39.6	$26.2
Depreciation of billboard advertising structures	20.0	26.1	40.0	52.7
Amortization of real estate-related intangible assets	12.2	14.2	24.4	27.6
Amortization of direct lease acquisition costs	10.2	10.1	18.9	19.0
Loss on real estate assets held for sale	—	—	—	1.3
Net loss on disposition of billboard advertising structures	0.1	0.2	0.5	0.6
Adjustment related to equity-based investments	0.1	0.1	0.2	0.3
FFO	$79.7	$79.2	$123.6	$127.7

FFO per weighted average shares outstanding:
Basic	$0.58	$0.57	$0.89	$0.93
Diluted	$0.57	$0.57	$0.89	$0.92

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions, except per share amounts)	2017	2016	2017	2016
FFO	$79.7	$79.2	$123.6	$127.7
Non-cash portion of income taxes	(1.8)	4.7	(6.1)	1.4
Cash paid for direct lease acquisition costs	(8.6)	(8.7)	(20.3)	(19.3)
Maintenance capital expenditures	(7.5)	(4.3)	(12.6)	(8.3)
Restructuring charges	2.9	0.4	4.7	0.4
Other depreciation	3.1	2.4	6.0	4.9
Other amortization	3.0	6.1	5.8	12.1
Stock-based compensation	5.5	4.5	10.9	9.3
Non-cash effect of straight-line rent	0.7	0.3	1.0	0.6
Accretion expense	0.6	0.6	1.2	1.2
Amortization of deferred financing costs	1.3	1.8	3.2	3.2
Income tax effect of adjustments(a)	(0.8)	—	(0.8)	—
AFFO	$78.1	$87.0	$116.6	$133.2

AFFO per weighted average shares outstanding:
Basic	$0.56	$0.63	$0.84	$0.97
Diluted	$0.56	$0.63	$0.84	$0.96

Net income per common share:
Basic	$0.27	$0.21	$0.29	$0.19
Diluted	$0.27	$0.21	$0.28	$0.19

Weighted average shares outstanding:
Basic	138.6	137.9	138.4	137.8
Diluted	139.3	138.3	139.1	138.2

(a)	Income tax effect related to Restructuring charges.

FFO in the three months ended June 30, 2017, of $79.7 million increased 1% compared to the same prior-year period, primarily due to higher net income, partially offset by lower depreciation and amortization. AFFO in the three months ended June 30, 2017, was $78.1 million, a decrease of 10% compared to the same prior-year period, primarily due to higher income taxes and higher maintenance capital expenditures. FFO in the six months ended June 30, 2017, of $123.6 million decreased 3% compared to the same prior-year period, primarily due to lower depreciation of billboard advertising structures and lower amortization of real estate-related intangible assets, partially offset by higher operating income. AFFO in the six months ended June 30, 2017, was $116.6 million, a decrease of 12% compared to the same prior-year period, primarily due to higher income taxes and higher maintenance capital expenditures.

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

				(in constant dollars)(b)					(in constant dollars)(b)
(in millions, except	Three Months Ended June 30,		%	Three Months Ended June 30,	%	Six Months Ended June 30,		%	Six Months Ended June 30,	%
percentages)	2017	2016	Change	2016	Change	2017	2016	Change	2016	Change
Revenues:
Billboard	$274.2	$273.6	—%	$272.9	—%	$510.2	$524.0	(3)%	$523.7	(3)%
Transit and other	122.0	111.7	9	111.6	9	216.6	209.7	3	209.6	3
Total revenues	396.2	385.3	3	$384.5	3	726.8	733.7	(1)	$733.3	(1)
Foreign currency exchange impact	—	(0.8)				—	(0.4)
Constant dollar revenues(b)	$396.2	$384.5				$726.8	$733.3

Organic revenues(a):
Billboard	$273.5	$272.9	—	$272.9	—	$507.5	$511.6	(1)	$511.6	(1)
Transit and other	122.0	111.6	9	111.6	9	214.1	205.6	4	205.6	4
Total organic revenues(a)	395.5	384.5	3	384.5	3	721.6	717.2	1	717.2	1
Non-organic revenues:
Billboard	0.7	0.7	—	—	*	2.7	12.4	(78)	12.1	(78)
Transit and other	—	0.1	*	—	*	2.5	4.1	(39)	4.0	(38)
Total non-organic revenues	0.7	0.8	(13)	—	*	5.2	16.5	(68)	16.1	(68)
Total revenues	$396.2	$385.3	3	$384.5	3	$726.8	$733.7	(1)	$733.3	(1)

*	Calculation is not meaningful.

(a)	Organic revenues exclude revenues associated with significant acquisitions and divestitures, and the impact of foreign currency exchange rates (“non-organic revenues”).

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

Total revenues increased $10.9 million, or 3%, and organic revenues increased $11.0 million, or 3%, in the three months ended June 30, 2017, compared to the same prior-year period. In constant dollars, revenues increased $11.7 million, or 3%, and organic revenues increased $11.0 million, or 3%, for the three months ended June 30, 2017, compared to the same prior-year period. Total revenues decreased $6.9 million, or 1%, and organic revenues increased $4.4 million, or 1%, in the six months ended June 30, 2017, compared to the same prior-year period. In constant dollars, revenues decreased $6.5 million, or 1%, and organic revenues increased $4.4 million, or 1%, for the six months ended June 30, 2017, compared to the same prior-year period.

Non-organic revenues primarily reflects acquisitions and dispositions.

Total billboard revenues increased $0.6 million in the three months ended June 30, 2017, compared to the same prior-year period, principally driven by the conversion of traditional static billboard displays to digital billboard displays and higher proceeds from condemnations, partially offset by the net effect of new and lost billboards in the period and a slight decrease in average revenue per display (yield). The decrease in average revenue per display (yield) is primarily due to a reduction in national advertising revenues, partially offset by an increase in local advertising revenues. In constant dollars, billboard revenues increased $1.3 million in the three months ended June 30, 2017, compared to the same prior-year period. Total billboard revenues decreased $13.8 million, or 3%, in the six months ended June 30, 2017, compared to the same prior-year period, principally driven by the impact of the Disposition, a decrease in average revenue per display (yield), the net effect of new and lost billboards in the period and lower performance in Canada, partially offset by higher proceeds from condemnations and the conversion of traditional static billboard displays to digital billboard displays. The decrease in average revenue per display (yield) is primarily due to a reduction in national advertising revenues, partially offset by an increase in local advertising revenues. In constant dollars, billboard revenues decreased $13.5 million in the six months ended June 30, 2017, compared to the same prior-year period.

Organic billboard revenues was relatively flat in the three months ended June 30, 2017, compared to the same prior-year period, due to the conversion of traditional static billboard displays to digital billboard displays and higher proceeds from condemnations, offset by the net effect of new and lost billboards in the period and a slight decrease in average revenue per display (yield), as discussed above. The decrease in organic billboard revenues in the six months ended June 30, 2017, compared to the same prior-year period, is due to a decrease in average revenue per display (yield), as discussed above, the net effect of new and lost billboards in the period and lower performance in Canada, partially offset by higher proceeds from condemnations and the conversion of traditional static billboard displays to digital billboard displays.

Total transit and other revenues increased $10.3 million, or 9%, in the three months ended June 30, 2017, compared to the same prior-year period, driven by the net effect of won and lost franchises in the period, partially offset by a decrease in average revenue per display (yield). The decrease in average revenue per display (yield) is primarily due to a reduction in national advertising revenues, partially offset by an increase in local advertising revenues. Total transit and other revenues increased $6.9 million, or 3%, in the six months ended June 30, 2017, compared to the same prior-year period, driven by the net effect of won and lost franchises in the period, partially offset by a decrease in average revenue per display (yield) and the impact of the Disposition. The decrease in average revenue per display (yield) is primarily due to a reduction in national advertising revenues, partially offset by an increase in local advertising revenues.

The increase in organic transit and other revenues in the three months ended June 30, 2017, compared to the same prior-year period, is due to the net effect of won and lost franchises in the period, partially offset by a decrease in average revenue per display (yield), as discussed above. The increase in organic transit and other revenues in the six months ended June 30, 2017, compared to the same prior-year period, is due to the net effect of won and lost franchises in the period, partially offset by a decrease in average revenue per display (yield), as discussed above.

Expenses

	Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%
(in millions, except percentages)	2017	2016	Change	2017	2016	Change
Expenses:
Operating	$213.3	$201.6	6%	$405.2	$401.4	1%
Selling, general and administrative	66.4	65.2	2	130.3	130.5	—
Restructuring charges	2.9	0.4	*	4.7	0.4	*
Loss on real estate assets held for sale	—	—	*	—	1.3	*
Net loss on dispositions	0.1	0.2	(50)	0.5	0.6	(17)
Depreciation	23.1	28.5	(19)	46.0	57.6	(20)
Amortization	25.4	30.4	(16)	49.1	58.7	(16)
Total expenses	$331.2	$326.3	2	$635.8	$650.5	(2)

*	Calculation is not meaningful.

Operating Expenses

	Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%
(in millions, except percentages)	2017	2016	Change	2017	2016	Change
Operating expenses:
Billboard property lease	$93.9	$90.7	4%	$181.4	$181.1	—%
Transit franchise	63.4	57.7	10	113.2	109.8	3
Posting, maintenance and other	56.0	53.2	5	110.6	110.5	—
Total operating expenses	$213.3	$201.6	6	$405.2	$401.4	1

Billboard property lease expenses represented 34% of billboard revenues in the three months ended June 30, 2017 and 33% in the same prior-year period. Transit franchise expenses represented 64% of transit revenues in the three months ended June 30, 2017 and 62% in the same prior-year period. Billboard property lease and transit franchise expenses increased by $8.9 million in the three months ended June 30, 2017, compared to the same prior-year period. The increase in billboard property lease costs in the three months ended June 30, 2017, was primarily due to an increase in U.S. Media segment billboard property lease costs, including a $1.5 million one-time true-up, and Canada billboard property lease costs. The increase in transit franchise expenses in the three months ended June 30, 2017, compared to the same prior-year period, was primarily due to the increase in transit revenues, primarily from new contracts. Billboard property lease expenses represented 36% of billboard revenues in the six months ended June 30, 2017 and 35% in the same prior-year period. Transit franchise expenses represented 64% of transit revenues in the six months ended June 30, 2017 and 63% in the same prior-year period. Billboard property lease and transit franchise expenses increased by $3.7 million in the six months ended June 30, 2017, compared to the same prior-year period. The increase in billboard property lease costs in the six months ended June 30, 2017, was primarily due to an increase in U.S. Media segment billboard property lease costs, including a $1.5 million one-time true-up, and Canada billboard property lease costs, offset by the impact of the Disposition (a decrease of $3.0 million). The increase in transit franchise expenses in the six months ended June 30, 2017, compared to the same prior-year period, was primarily due to the increase in transit revenues, primarily from new contracts, partially offset by the impact of the Disposition (a decrease of $0.8 million).

Posting, maintenance and other expenses increased $2.8 million, or 5%, in the three months ended June 30, 2017, compared to the same prior-year period, primarily due to higher expenses related to our sports marketing operating segment. Posting, maintenance and other expenses increased $0.1 million in the six months ended June 30, 2017, compared to the same prior-year period, primarily due to higher expenses related to our sports marketing operating segment, offset by the impact of the Disposition (a decrease of $5.0 million).

Selling, General and Administrative Expenses (“SG&A”)

SG&A expenses represented 17% of Revenues in each of the three months ended June 30, 2017 and 2016. SG&A expenses increased $1.2 million or 2%, in the three months ended June 30, 2017, compared to the same prior-year period, primarily due to higher stock-based compensation. SG&A expenses represented 18% of Revenues in each of the six months ended June 30, 2017 and 2016. SG&A expenses decreased $0.2 million in the six months ended June 30, 2017, compared to the same prior-year period, primarily due to the impact of the Disposition (a decrease of $3.1 million), offset by higher compensation-related costs.

Net Gain (Loss) on Dispositions

Net loss on dispositions was $0.1 million for the three months ended June 30, 2017 and $0.2 million for the same prior year period. Net loss on dispositions was $0.5 million for the six months ended June 30, 2017 and $0.6 million for the same prior-year period.

On July 1, 2017, we acquired digital billboards in the Boston, Massachusetts, DMA in exchange for static billboards in four non-metropolitan market clusters. We expect to record a non-cash gain in the third quarter of 2017 as a result of this transaction.

Depreciation

Depreciation decreased $5.4 million, or 19%, in the three months ended June 30, 2017, compared to the same prior-year period, due primarily to the increase in fully-depreciated advertising billboards, partially offset by higher depreciation associated with the increased number of digital billboards. Depreciation decreased $11.6 million, or 20%, in the six months ended June 30,

2017, compared to the same prior-year period, due primarily to the increase in fully-depreciated advertising billboards and the impact of the Disposition, partially offset by higher depreciation associated with the increased number of digital billboards.

Amortization

Amortization decreased $5.0 million, or 16% in the three months ended June 30, 2017, compared to the same prior-year period, principally driven by lower amortization of intangible assets. Direct lease acquisition costs were $10.2 million in the three months ended June 30, 2017, compared to $10.1 million in the same prior-year period. Capitalized direct lease acquisition costs were $10.2 million in the three months ended June 30, 2017, and $9.8 million in the same prior-year period. Amortization decreased $9.6 million, or 16%, in the six months ended June 30, 2017, compared to the same prior-year period, principally driven by lower amortization of intangible assets. Direct lease acquisition costs were $18.9 million in the six months ended June 30, 2017, compared to $19.0 million in the same prior-year period. Capitalized direct lease acquisition costs were $18.9 million in the six months ended June 30, 2017, and $18.9 million in the same prior-year period.

Interest Expense, Net

Interest expense, net, was $28.6 million (including $1.3 million of deferred financing costs) in the three months ended June 30, 2017, and $28.7 million (including $1.8 million of deferred financing costs) in the same prior-year period. Interest expense, net, was $56.7 million (including $3.2 million of deferred financing costs) in the six months ended June 30, 2017, and $57.3 million (including $3.2 million of deferred financing costs) in the same prior-year period. (See the “Liquidity and Capital Resources” section of this MD&A.)

Benefit (Provision) for Income Taxes

The provision for income taxes was $0.9 million in the three months ended June 30, 2017, compared to $3.4 million in the same prior-year period. The benefit for income taxes was $2.8 million in the six months ended June 30, 2017, compared to a provision for income taxes of $2.1 million in the same prior-year period.

Net Income

Net income was $37.1 million in the three months ended June 30, 2017, an increase of $8.6 million compared the same prior-year period. Net income was $39.6 million in the six months ended June 30, 2017, an increase of $13.4 million compared to the same prior-year period.

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

The following table presents our Revenues, Adjusted OIBDA, Operating income (loss) and Depreciation and Amortization by segment in the three and six months ended June 30, 2017 and 2016. Historical financial information by reportable segment has been recast to reflect the current period’s presentation. On April 1, 2016, we completed the Disposition. Historical operating results for our advertising business in Latin America are included in Other.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2017	2016	2017	2016
Revenues:
U.S. Media	$367.1	$356.5	$674.2	$669.1
Other	29.1	28.8	52.6	64.6
Total revenues	396.2	385.3	726.8	733.7
Foreign currency exchange impact	—	(0.8)	—	(0.4)
Constant dollar revenues(a)	$396.2	$384.5	$726.8	$733.3

(a)	Revenues on a constant dollar basis are calculated as reported revenues excluding the impact of foreign currency exchange rates between periods.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2017	2016	2017	2016
Operating income	$65.0	$59.0	$91.0	$83.2
Restructuring charges	2.9	0.4	4.7	0.4
Loss on real estate assets held for sale	—	—	—	1.3
Net loss on dispositions	0.1	0.2	0.5	0.6
Depreciation	23.1	28.5	46.0	57.6
Amortization	25.4	30.4	49.1	58.7
Stock-based compensation	5.5	4.5	10.9	9.3
Total Adjusted OIBDA	$122.0	$123.0	$202.2	$211.1

Adjusted OIBDA:
U.S. Media	$128.3	$123.7	$220.7	$218.6
Other	4.0	8.4	2.9	10.6
Corporate	(10.3)	(9.1)	(21.4)	(18.1)
Total Adjusted OIBDA	$122.0	$123.0	$202.2	$211.1

Operating income (loss):
U.S. Media	$83.9	$69.7	$131.4	$112.8
Other	(3.1)	2.9	(8.1)	(2.2)
Corporate	(15.8)	(13.6)	(32.3)	(27.4)
Total operating income	$65.0	$59.0	$91.0	$83.2

U.S. Media

	Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%
(in millions, except percentages)	2017	2016	Change	2017	2016	Change
Revenues:
Billboard	$259.2	$258.7	—%	$484.3	$487.0	(1)%
Transit and other	107.9	97.8	10	189.9	182.1	4
Total revenues	$367.1	$356.5	3	$674.2	$669.1	1

Organic revenues(a):
Billboard	$259.2	$258.7	—	$482.3	$485.1	(1)
Transit and other	107.9	97.8	10	187.4	179.3	5
Total organic revenues	367.1	356.5	3	669.7	664.4	1
Non-organic revenues:
Billboard	—	—	*	2.0	1.9	5
Transit and other	—	—	*	2.5	2.8	(11)
Total non-organic revenues	—	—	*	4.5	4.7	(4)
Total revenues	367.1	356.5	3	674.2	669.1	1
Operating expenses	(194.1)	(186.1)	4	(367.2)	(360.5)	2
SG&A expenses	(44.7)	(46.7)	(4)	(86.3)	(90.0)	(4)
Adjusted OIBDA	$128.3	$123.7	4	$220.7	$218.6	1

Operating income	$83.9	$69.7	20	$131.4	$112.8	16
Restructuring charges	0.1	0.4	(75)	1.9	0.4	*
Net loss on dispositions	0.1	0.2	(50)	0.5	0.6	(17)
Depreciation and amortization	44.2	53.4	(17)	86.9	104.8	(17)
Adjusted OIBDA	$128.3	$123.7	4	$220.7	$218.6	1

*	Calculation is not meaningful.

(a)	Organic revenues exclude revenues associated with significant acquisitions and divestitures (“non-organic revenues”).

Total U.S. Media segment revenues increased $10.6 million, or 3%, and U.S. Media segment organic revenues increased $10.6 million, or 3%, in the three months ended June 30, 2017, compared to the same prior-year period. Non-organic revenues primarily reflect acquisitions and dispositions. Total U.S. Media segment revenues increased $5.1 million, or 1%, and U.S. Media segment organic revenues increased $5.3 million, or 1%, in the six months ended June 30, 2017, compared to the same prior-year period. Non-organic revenues primarily reflect acquisitions and dispositions.

Total U.S. Media segment revenue grew in the three months ended June 30, 2017, reflecting the net effect of won and lost franchises in the period, the conversion of traditional static billboard displays to digital billboard displays and higher proceeds from condemnations, partially offset by a decrease in average revenue per display (yield) in billboards and transit and the net effect of new and lost billboards in the period. In the three months ended June 30, 2017, we generated approximately 42% of our U.S. Media segment revenues from national advertising campaigns compared to approximately 45% in the same prior-year period. We have seen a softening of advertising revenues from national accounts across a variety of industry categories, primarily telecom/utilities, automotive and travel/leisure. Total U.S. Media segment revenue grew in the six months ended June 30, 2017, reflecting higher proceeds from condemnations, the net effect of won and lost franchises in the period and the conversion of traditional static billboard displays to digital billboard displays, partially offset by a decrease in average revenue per display (yield) in billboards and transit and the net effect of new and lost billboards in the period. In the six months ended June 30, 2017, we generated approximately 41% of our U.S. Media segment revenues from national advertising campaigns compared to approximately 45% in the same prior-year period. We have seen a softening of advertising revenues from national accounts across a variety of industry categories, primarily automotive, telecom/utilities and travel/leisure.

Revenues from U.S. Media segment billboards increased $0.5 million in the three months ended June 30, 2017, compared to the same prior-year period, reflecting the conversion of traditional static billboard displays to digital billboard displays and higher proceeds from condemnations, partially offset by the net effect of new and lost billboards in the period and a slight decrease in average revenue per display (yield). The decrease in average revenue per display (yield) is primarily due to a reduction in national advertising revenues, partially offset by an increase in local advertising revenues. Revenues from U.S. Media segment billboards decreased $2.7 million, or 1%, in the six months ended June 30, 2017, compared to the same prior-year period, reflecting a decrease in average revenue per display (yield) and the net effect of new and lost billboards in the period, partially offset by higher proceeds from condemnations and the conversion of traditional static billboard displays to digital billboard displays. The decrease in average revenue per display (yield) is primarily due to a reduction in national advertising revenues, partially offset by an increase in local advertising revenues.

Organic revenues from U.S. Media segment billboards increased $0.5 million in the three months ended June 30, 2017, compared to the same prior-year period, primarily due to the conversion of traditional static billboard displays to digital billboard displays and higher proceeds from condemnations, partially offset by the net effect of new and lost billboards in the period and a slight decrease in average revenue per display (yield), as discussed above. Organic revenues from U.S. Media segment billboards decreased $2.8 million, or 1%, in the six months ended June 30, 2017, compared to the same prior-year period, primarily due to a decrease in average revenue per display (yield), as discussed above, and the net effect of new and lost billboards in the period, partially offset by higher proceeds from condemnations and the conversion of traditional static billboard displays to digital billboard displays.

Transit and other revenues in the U.S. Media segment increased $10.1 million, or 10%, in the three months ended June 30, 2017, compared to the same prior-year period, reflecting the net effect of won and lost franchises in the period. Transit and other revenues in the U.S. Media segment increased $7.8 million, or 4%, in the six months ended June 30, 2017, compared to the same prior-year period, reflecting the net effect of won and lost franchises in the period, partially offset by a decrease in average revenue per display (yield). The decrease in average revenue per display (yield) is primarily due to a reduction in national advertising revenues, partially offset by an increase in local advertising revenues.

Organic transit and other revenues in the U.S. Media segment increased $10.1 million, or 10%, in the three months ended June 30, 2017, compared to the same prior-year period, reflecting the net effect of won and lost franchises in the period, partially offset by a decrease in average revenue per display (yield), as discussed above. Organic transit and other revenues in the U.S. Media segment increased $8.1 million, or 5%, in the six months ended June 30, 2017, compared to the same prior-year period, reflecting the net effect of won and lost franchises in the period, partially offset by a decrease in average revenue per display (yield), as discussed above.

U.S. Media segment operating expenses increased $8.0 million, or 4%, in the three months ended June 30, 2017, compared to the same prior-year period, primarily due to increased transit franchise expenses resulting from an increase in transit revenues, primarily from new contracts, and increased billboard property lease costs, including a $1.5 million one-time true-up. U.S. Media segment SG&A expenses decreased $2.0 million, or 4%, in the three months ended June 30, 2017, compared to the same prior-year period, primarily due to lower professional fees, partially offset by increased sales and other compensation-related expenses. U.S. Media segment operating expenses increased $6.7 million, or 2%, in the six months ended June 30, 2017, compared to the same prior-year period, primarily due to increased transit franchise expenses resulting from an increase in transit revenues, primarily from new contracts. U.S. Media segment SG&A expenses decreased $3.7 million, or 4%, in the six months ended June 30, 2017, compared to the same prior-year period, primarily due to lower professional fees.

U.S. Media segment Adjusted OIBDA increased $4.6 million, or 4%, in the three months ended June 30, 2017, compared to the same prior-year period. Adjusted OIBDA margin was 35% in each of the three months ended June 30, 2017 and 2016. U.S. Media segment Adjusted OIBDA increased $2.1 million, or 1%, in the six months ended June 30, 2017, compared to the same prior-year period. Adjusted OIBDA margin was 33% in each of the six months ended June 30, 2017 and 2016.

Other

				(in constant dollars)(a)					(in constant dollars)(a)
(in millions, except	Three Months Ended June 30,		%	Three Months Ended June 30,	%	Six Months Ended June 30,		%	Six Months Ended June 30,	%
percentages)	2017	2016	Change	2016	Change	2017	2016	Change	2016	Change
Total revenues	$29.1	$28.8	1%	$28.0	4%	$52.6	$64.6	(19)%	$64.2	(18)%
Operating expenses	(19.2)	(15.5)	24	(15.1)	27	(38.0)	(40.9)	(7)	(40.8)	(7)
SG&A expenses	(5.9)	(4.9)	20	(4.6)	28	(11.7)	(13.1)	(11)	(13.0)	(10)
Adjusted OIBDA	$4.0	$8.4	(52)	$8.3	(52)	$2.9	$10.6	(73)	$10.4	(72)

Operating income (loss)	$(3.1)	$2.9	*			$(8.1)	$(2.2)	*
Restructuring charges	2.8	—	*			2.8	—	*
Loss on real estate assets held for sale	—	—	*			—	1.3	*
Depreciation and amortization	4.3	5.5	(22)			8.2	11.5	(29)
Adjusted OIBDA	$4.0	$8.4	(52)			$2.9	$10.6	(73)

*	Calculation is not meaningful.

(a)	Revenues on a constant dollar basis are calculated as reported revenues excluding the impact of foreign currency exchange rates between periods.

On June 13, 2017, certain subsidiaries of OUTFRONT Media Inc. acquired the equity interests of certain subsidiaries of All Vision LLC (“All Vision”), which hold substantially all of All Vision’s existing outdoor advertising assets in Canada, and effectuated an amalgamation of All Vision’s Canadian business with our Canadian business (the “Transaction”).

Total Other revenues increased $0.3 million, or 1%, in the three months ended June 30, 2017, compared to the same prior-year period, reflecting an increase in our Sports Marketing operating segment and the acquisition of billboards in Canada. In constant dollars, total Other revenues increased 4% in the three months ended June 30, 2017, compared to the same prior-year period, driven by an increase in our Sports Marketing operating segment. Total Other revenues decreased $12.0 million, or 19%, in the six months ended June 30, 2017, compared to the same prior-year period, reflecting the impact of the Disposition (a decrease of $11.4 million) and lower performance in Canada of 3%, partially offset by the impact of foreign currency exchange rates and an increase in our Sports Marketing operating segment. In constant dollars, total Other revenues decreased 18% in the six months ended June 30, 2017, compared to the same prior-year period, driven by the impact of the Disposition (a decrease of $11.4 million) and lower performance in Canada of 2%, partially offset by an increase in our Sports Marketing operating segment.

Other operating expenses increased $3.7 million, or 24%, in the three months ended June 30, 2017, compared to the same prior-year period, driven by higher expenses related to renewed contracts in our Sports Marketing operating segment, partially offset by foreign currency exchange rates. Other SG&A expenses increased $1.0 million, or 20%, in the three months ended June 30, 2017, compared to the prior-year period, primarily driven by higher expenses related to our Sports Marketing operating segment, partially offset by foreign currency exchange rates. Other operating expenses decreased $2.9 million, or 7%, in the six months ended June 30, 2017, compared to the same prior-year period, driven by the impact of the Disposition (a decrease of $8.8 million) and foreign currency exchange rates, partially offset by higher expenses related to renewed contracts in our Sports Marketing operating segment. Other SG&A expenses decreased $1.4 million, or 11%, in the six months ended June 30, 2017, compared to the prior-year period, primarily driven by the impact of the Disposition (a decrease of $3.1 million) and foreign currency exchange rates, partially offset by higher expenses related to our Sports Marketing operating segment.

Other Adjusted OIBDA decreased $4.4 million, or 52%, in the three months ended June 30, 2017, compared the same prior-year period, primarily driven by lower performance in both our Sports Marketing operating segment and in Canada. Other Adjusted OIBDA decreased $7.7 million, 73%, in the six months ended June 30, 2017, compared to the same prior-year period, primarily driven by lower performance in both our Sports Marketing operating segment and in Canada, partially offset by the impact of the Disposition.

Corporate

Corporate expenses primarily include expenses associated with employees who provide centralized services. Corporate expenses, excluding stock-based compensation, were $10.3 million in the three months ended June 30, 2017 and $9.1 million in the same prior-year period. Corporate expenses, excluding stock-based compensation, were $21.4 million in the six months ended June 30, 2017 and $18.1 million in the same prior-year period. The increases were driven by higher professional fees incurred in connection with the Transaction in the second quarter of 2017 and costs incurred in connection with the Amendment (as defined in the “Liquidity and Capital Resources” section of this MD&A) in the first quarter of 2017, and increased compensation-related expenses.

Liquidity and Capital Resources

	As of
(in millions, except percentages)	June 30, 2017	December 31, 2016	% Change
Assets:
Cash and cash equivalents	$23.1	$65.2	(65)%
Receivables, less allowance ($9.4 in 2017 and $9.2 in 2016)	237.7	222.0	7
Prepaid lease and transit franchise costs	66.5	67.4	(1)
Other prepaid expenses	13.7	15.8	(13)
Other current assets	9.2	7.8	18
Total current assets	350.2	378.2	(7)
Liabilities:
Accounts payable	55.6	85.6	(35)
Accrued compensation	23.0	33.9	(32)
Accrued interest	16.0	15.7	2
Accrued lease costs	26.8	26.7	—
Other accrued expenses	45.3	54.8	(17)
Deferred revenues	27.7	20.2	37
Short-term debt	85.0	—	*
Other current liabilities	18.0	14.6	23
Total current liabilities	297.4	251.5	18
Working capital	$52.8	$126.7	(58)

*	Calculation is not meaningful.

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

Our short-term cash requirements primarily include payments for operating leases, guaranteed minimum annual payments, capital expenditures, interest and dividends. Funding for short-term cash needs will come primarily from our cash on hand, operating cash flows and borrowing capacity under the Revolving Credit Facility (as defined below), the AR Facility (as defined below) or other secured credit facilities that we may establish.

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

Our decline in working capital during the six months ended June 30, 2017, is due to the $50.0 million short-term borrowing to finance the Transaction and due to the change in timing of transit franchise payments to the MTA under the short-term extension of our existing contracts for transit advertising services.

Our long-term cash needs include principal payments on outstanding indebtedness. Funding for long-term cash needs will come from our cash on hand, operating cash flows, our ability to issue debt and equity securities, and borrowing capacity under the Revolving Credit Facility, the AR Facility or other secured credit facilities that we may establish.

As of June 30, 2017, we had total indebtedness of $2.2 billion.

On July 25, 2017, we announced that our board of directors approved a quarterly cash dividend of $0.36 per share on our common stock, payable on September 29, 2017, to stockholders of record at the close of business on September 8, 2017.

Debt

Long-term debt, net, consists of the following:

	As of
(in millions, except percentages)	June 30, 2017	December 31, 2016
Term loan	$667.6	$659.0

Senior unsecured notes:
5.250% senior unsecured notes, due 2022	549.5	549.5
5.625% senior unsecured notes, due 2024	502.8	503.0
5.875% senior unsecured notes, due 2025	450.0	450.0
Total senior unsecured notes	1,502.3	1,502.5

Debt issuance costs	(26.3)	(24.7)
Total long-term debt, net	$2,143.6	$2,136.8

Weighted average cost of debt	4.8%	4.8%

	Payments Due by Period
(in millions)	Total	2017	2018-2019	2020-2021	2022 and thereafter
Long-term debt	$2,170.0	$—	$—	$—	$2,170.0
Interest	750.2	106.9	214.1	214.1	215.1
Total	$2,920.2	$106.9	$214.1	$214.1	$2,385.1

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

The Amendment provides for (i) the extension of the maturity date of the Borrower’s existing revolving credit facility (the “Revolving Credit Facility”) from January 31, 2019, to March 16, 2022, (ii) the extension of the maturity date of the Borrower’s existing term loan (the “Term Loan” and together with the Revolving Credit Facility, the “Senior Credit Facilities”) from January 31, 2021, to March 16, 2024, (iii) an increase to the Revolving Credit Facility by $5.0 million to $430.0 million, (iv) the incurrence of a $10.0 million incremental term loan primarily to cover transaction fees and expenses, which increases the outstanding principal balance of the Term Loan to $670.0 million, and (v) revisions to certain provisions of the Credit Agreement to, among other things, lower the interest rate floor for all loans to 0.0% and update covenants for greater operational and financial flexibility to the Company (including incurrence of additional indebtedness), as well as include other ministerial changes to the Credit Agreement. The remaining terms of the Credit Agreement, as amended by the Amendment, are substantially the same as the terms under the existing Credit Agreement, including with respect to events of default and loan acceleration.

On June 30, 2017, certain subsidiaries of the Company entered into a three-year $100.0 million revolving accounts receivable securitization facility (the “AR Facility”) with The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch, as a committed purchaser, group agent and administrative agent (“BTMU”).

Term Loan

The interest rate on the Term Loan was 3.5% per annum as of June 30, 2017. As of June 30, 2017, a discount of $2.4 million on the Term Loan remains unamortized. The discount is being amortized through Interest expense, net, on the Consolidated Statement of Operations.

Revolving Credit Facility

As of June 30, 2017, there were $85.0 million of outstanding borrowings under the Revolving Credit Facility, at a weighted average borrowing rate of approximately 3.1%.

The commitment fee based on the amount of unused commitments under the Revolving Credit Facility was $0.4 million in the three months ended June 30, 2017, $0.5 million in the three months ended June 30, 2016, $0.6 million in the six months ended June 30, 2017, and $1.0 million in the six months ended June 30, 2016. As of June 30, 2017, we had issued letters of credit totaling approximately $1.5 million against the Revolving Credit Facility.

As of August 4, 2017, there were no outstanding borrowings under the Revolving Credit Facility.

Accounts Receivable Securitization Facility

On June 30, 2017, we entered into a three-year, $100.0 million AR Facility. In connection with the AR Facility, Outfront Media LLC, a wholly-owned subsidiary of the Company, will sell and/or contribute its existing and future accounts receivable and certain related assets to Outfront Media Receivables LLC, a special purpose vehicle and wholly-owned subsidiary of the Company (the “SPV”). The SPV will transfer an undivided interest in the accounts receivable to certain purchasers from time to time (the “Purchasers”). Outfront Media LLC will service the accounts receivables on behalf of the SPV for a fee. The SPV has granted the Purchasers a security interest in all of its assets, which primarily consist of the accounts receivable relating to the Company’s qualified REIT subsidiaries, in order to secure its obligations under the agreements governing the AR Facility. The Company has agreed to guarantee the performance of Outfront Media LLC, in its capacity as originator and servicer, of its obligations under the agreements governing the AR Facility. Neither Outfront Media LLC nor the SPV guarantees the collectability of the receivables under the AR Facility. In addition, the SPV is a separate legal entity with its own separate creditors who will be entitled to access the SPV’s assets before the assets become available to the Company. Accordingly, the SPV’s assets are not available to pay creditors of the Company or any of its subsidiaries, although collections from the receivables in excess of amounts required to repay the Purchasers and other creditors of the SPV may be remitted to the Company.

The AR Facility is accounted for as a collateralized financing activity, rather than a sale of assets, and therefore: (i) accounts receivable balances pledged as collateral are presented as assets and the borrowings will be presented as liabilities on our Consolidated Statements of Financial Position, (ii) our Consolidated Statements of Operations reflect the associated charges for bad debt expense related to pledged accounts receivable (a component of selling, general and administrative expenses) and interest expense associated with the collateralized borrowings and (iii) receipts from customers related to the underlying accounts receivable are reflected as operating cash flows and borrowings and repayments under the collateralized loans are reflected as financing cash flows within our Consolidated Statements of Cash Flows.

As of June 30, 2017, there were no outstanding borrowings under the AR Facility. The total fees under the AR Facility were immaterial for each of the three and six months ended June 30, 2017.

As of August 4, 2017, there were $70.0 million of outstanding borrowings under the AR Facility at a borrowing rate of approximately 2.1%, which were used to repay amounts under the Revolving Credit Facility.

Senior Unsecured Notes

As of June 30, 2017, a discount of $0.5 million on $150.0 million aggregate principal amount of the 5.250% Senior Unsecured Notes due 2022, remains unamortized. The discount is being amortized through Interest expense, net, on the Consolidated Statement of Operations.

As of June 30, 2017, a premium of $2.8 million on $100.0 million aggregate principal amount of the 5.625% Senior Unsecured Notes due 2024, remains unamortized. The premium is being amortized through Interest expense, net, on the Consolidated Statement of Operations.

Debt Covenants

The Credit Agreement governing the Senior Credit Facilities, the agreements governing the AR Facility, and the indentures governing our senior unsecured notes contain customary affirmative and negative covenants, subject to certain exceptions, including but not limited to those that limit the Company’s and our subsidiaries’ abilities to (i) pay dividends on, repurchase or make distributions in respect to the Company’s or its wholly-owned subsidiary, Finance LLC’s capital stock or make other restricted payments other than dividends or distributions necessary for us to maintain our REIT status, subject to certain conditions, and (ii) enter into agreements restricting certain subsidiaries’ ability to pay dividends or make other intercompany third party transfers.

The terms of the Credit Agreement require that, as long as any commitments remain outstanding under the Revolving Credit Facility, we maintain a Consolidated Net Secured Leverage Ratio, which is the ratio of (i) our consolidated secured debt (less up to $150.0 million of unrestricted cash) to (ii) our Consolidated EBITDA (as defined in the Credit Agreement) for the trailing four consecutive quarters, of no greater than 4.0 to 1.0. As of June 30, 2017, our Consolidated Net Secured Leverage Ratio was 1.6 to 1.0, as adjusted to give pro forma effect to an acquisition, in accordance with the Credit Agreement. The Credit Agreement also requires that, in connection with the incurrence of certain indebtedness, we satisfy a Consolidated Total Leverage Ratio, which is the ratio of our consolidated total debt to our Consolidated EBITDA for the trailing four consecutive quarters, of no greater than 6.0 to 1.0. As of June 30, 2017, our Consolidated Total Leverage Ratio was 5.0 to 1.0, as adjusted to give pro forma effect to an acquisition, in accordance with the Credit Agreement. As of June 30, 2017, we are in compliance with our debt covenants.

Letter of Credit Facilities

In May 2017, we increased our aggregate letter of credit facilities from $80.0 million to $111.8 million. As of June 30, 2017, we had issued letters of credit totaling approximately $96.0 million under our aggregate $111.8 million letter of credit facilities. The total fees under the letter of credit facilities were immaterial in each of the three and six months ended June 30, 2017 and 2016.

Deferred Financing Costs

As of June 30, 2017, we had deferred $31.2 million in fees and expenses associated with the Term Loan, Revolving Credit Facility and our senior unsecured notes. We are amortizing the deferred fees through Interest expense, net, on the Consolidated Statement of Operations over the respective terms of the Term Loan, Revolving Credit Facility and our senior unsecured notes.

Cash Flows

The following table sets forth our cash flows in the six months ended June 30, 2017 and 2016.

	Six Months Ended
	June 30,		%
(in millions, except percentages)	2017	2016	Change
Cash provided by operating activities	$79.1	$104.7	(24)%
Cash used for investing activities	(99.9)	(3.4)	*
Cash used for financing activities	(21.7)	(142.1)	(85)
Effect of exchange rate changes on cash and cash equivalents	0.4	0.2	100
Net decrease to cash and cash equivalents	$(42.1)	$(40.6)	4

*	Calculation is not meaningful.

Cash provided by operating activities decreased $25.6 million in the six months ended June 30, 2017, compared to the same prior-year period, principally as a result of increased use of working capital driven by an increase in accounts receivable and decreases in accounts payables and accrued expenses, and lower net income, as adjusted for non-cash items. The increase in accounts receivable is driven by the impact of new transit contracts, while the decline in accounts payable and accrued expenses is driven by a change in timing of payments for variable transit franchise fees within certain contracts.

Cash used for investing activities increased $96.5 million in the six months ended June 30, 2017, compared to the same prior-year period. In the six months ended June 30, 2017, we incurred $42.2 million in capital expenditures and completed several acquisitions for total cash payments of approximately $57.8 million. In the six months ended June 30, 2016, we incurred $30.0 million in capital expenditures, completed several acquisitions for total cash payments of approximately $61.3 million and received $87.9 million in proceeds from dispositions.

The following table presents our capital expenditures in the six months ended June 30, 2017 and 2016.

	Six Months Ended
	June 30,		%
(in millions, except percentages)	2017	2016	Change
Growth	$29.6	$21.7	36%
Maintenance	12.6	8.3	52
Total capital expenditures	$42.2	$30.0	41

Capital expenditures increased $12.2 million, or 41%, in the six months ended June 30, 2017, compared to the same prior-year period, driven by an increase in digital billboard display spending.

For the full year of 2017, we expect our capital expenditures to be approximately $70.0 million to $75.0 million, which will be used primarily for maintenance, growth in digital displays, installation of the most current LED lighting technology to improve the quality and extend the life of our static billboards, and to renovate certain office facilities.

Cash used for financing activities decreased $120.4 million in the six months ended June 30, 2017, compared to the same prior-year period. In the six months ended June 30, 2017, we received proceeds from an incremental borrowing on our Term Loan of $8.3 million, drew net borrowings of $85.0 million on our revolving credit facility, incurred additional deferred financing costs of $7.5 million and paid cash dividends of $100.4 million. In the six months ended June 30, 2016, we made discretionary payments totaling $40.0 million on the Term Loan and paid cash dividends of $94.7 million.

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

We do not currently use derivatives or other financial instruments to mitigate our exposure to commodity price risk. However, we do enter into contracts with commodity providers to limit our exposure to commodity price fluctuations. For the year ended December 31, 2016, such contracts accounted for 8.9% of our total utility costs. As of June 30, 2017, we had active electricity purchase agreements with fixed contract rates for locations throughout Connecticut, Illinois, New Jersey, New York, Pennsylvania, Ohio and Texas, which expire at various dates in July 2018.

Foreign Exchange Risk

Foreign currency translation risk is the risk that exchange rate gains or losses arise from translating foreign entities’ statements of earnings and statements of financial position from functional currency to our reporting currency (the U.S. Dollar) for consolidation purposes. Any gain or loss on translation is included within comprehensive income and Accumulated other comprehensive income on our Consolidated Statement of Financial Position. The functional currency of our international subsidiaries is their respective local currency. As of June 30, 2017, we have $4.4 million of unrecognized foreign currency translation losses included within Accumulated other comprehensive income on our Consolidated Statement of Financial Position.

Substantially all of our transactions at our foreign subsidiaries are denominated in their local functional currency, thereby reducing our risk of foreign currency transaction gains or losses.

We do not currently use derivatives or other financial instruments to mitigate foreign currency risk, although we may do so in the future.

Interest Rate Risk

We are subject to interest rate risk to the extent we have variable-rate debt outstanding including under the Senior Credit Facilities and the AR Facility.

As of June 30, 2017, we had a $670.0 million variable-rate Term Loan due 2024 outstanding, which has an interest rate of 3.5% per year. An increase or decrease of 1/4% in our interest rate on the Term Loan will change our annualized interest expense by approximately $1.7 million.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

Information previously disclosed in the Company’s Current Report on Form 8-K filed with the SEC on June 14, 2017.

Purchases of Equity Securities by the Issuer

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Remaining Authorizations
April 1, 2017 through April 30, 2017	—	$—	—	—
May 1, 2017 through May 31, 2017	—	—	—	—
June 1, 2017 through June 30, 2017	—	—	—	—
Total	—	—	—	—

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
Chief Financial Officer
(Principal Financial Officer)

Date: August 4, 2017

EXHIBIT INDEX

Exhibit Number	Description

10.1	Employment Agreement with Nancy Tostanoski, dated as of May 5, 2017.

10.2	Summary of Compensation for Outside Directors, effective June 9, 2015 and July 1, 2017.

10.3
Receivables Purchase Agreement, dated as of June 30, 2017, by and among Outfront Media LLC, Outfront Media Receivables LLC, The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch, the other parties thereto from time to time as purchasers and group agents, and Gotham Funding Corporation (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-36367), filed on July 3, 2017).

10.4
Purchase and Sale Agreement, dated as of June 30, 2017, between Outfront Media LLC and Outfront Media Receivables LLC (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-36367), filed on July 3, 2017).

10.5
Performance Guaranty, dated as of June 30, 2017, between OUTFRONT Media Inc. and The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-36367), filed on July 3, 2017).

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