Form 10-Q
period 2017-09-30
OUTFRONT Media Inc.
filed 2017-11-07
CIK 1579877

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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

As of November 6, 2017, the number of shares outstanding of the registrant’s common stock was 138,636,411.

OUTFRONT MEDIA INC.
QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2017

PART 1

Item 1.    Financial Statements.

OUTFRONT Media Inc.
Consolidated Statements of Financial Position
(Unaudited)

	As of
(in millions)	September 30, 2017	December 31, 2016
Assets:
Current assets:
Cash and cash equivalents	$42.0	$65.2
Receivables, less allowance ($10.5 in 2017 and $9.2 in 2016)	240.6	222.0
Prepaid lease and transit franchise costs	47.8	67.4
Other prepaid expenses	21.9	15.8
Other current assets	8.5	7.8
Total current assets	360.8	378.2
Property and equipment, net (Note 3)	671.2	665.0
Goodwill (Note 4)	2,139.2	2,089.4
Intangible assets (Note 4)	575.1	545.3
Other assets	67.6	60.6
Total assets	$3,813.9	$3,738.5

Liabilities:
Current liabilities:
Accounts payable	$44.4	$85.6
Accrued compensation	25.2	33.9
Accrued interest	23.9	15.7
Accrued lease costs	29.8	26.7
Other accrued expenses	48.9	54.8
Deferred revenues	28.8	20.2
Short-term debt (Note 7)	73.0	—
Other current liabilities	19.8	14.6
Total current liabilities	293.8	251.5
Long-term debt, net (Note 7)	2,144.7	2,136.8
Deferred income tax liabilities, net	21.1	8.5
Asset retirement obligation (Note 5)	34.7	34.1
Other liabilities	79.1	74.6
Total liabilities	2,573.4	2,505.5

Commitments and contingencies (Note 15)

Stockholders’ equity (Note 8):
Common stock (2017 - 450.0 shares authorized, and 138.6 shares issued
and outstanding; 2016 - 450.0 shares authorized, and 138.0 issued and outstanding)	1.4	1.4
Additional paid-in capital	1,958.7	1,949.5
Distribution in excess of earnings	(760.3)	(699.5)
Accumulated other comprehensive loss	(4.8)	(18.5)
Total stockholders’ equity	1,195.0	1,232.9
Non-controlling interests	45.5	0.1
Total equity	1,240.5	1,233.0
Total liabilities and equity	$3,813.9	$3,738.5

See accompanying notes to unaudited consolidated financial statements.

OUTFRONT Media Inc.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions, except per share amounts)	2017	2016	2017	2016
Revenues:
Billboard	$272.4	$270.5	$782.6	$794.5
Transit and other	120.0	112.3	336.6	322.0
Total revenues	392.4	382.8	1,119.2	1,116.5
Expenses:
Operating	212.6	201.5	617.8	602.9
Selling, general and administrative	64.2	65.1	194.5	195.6
Restructuring charges	1.6	—	6.3	0.4
Loss on real estate assets held for sale	—	—	—	1.3
Net gain on dispositions	(14.1)	(2.3)	(13.6)	(1.7)
Depreciation	22.3	26.7	68.3	84.3
Amortization	25.5	28.3	74.6	87.0
Total expenses	312.1	319.3	947.9	969.8
Operating income	80.3	63.5	171.3	146.7
Interest expense, net	(29.2)	(28.3)	(85.9)	(85.6)
Other income, net	0.2	—	0.3	—
Income before benefit (provision) for income taxes and equity in earnings of investee companies	51.3	35.2	85.7	61.1
Benefit (provision) for income taxes	(2.0)	1.5	0.8	(0.6)
Equity in earnings of investee companies, net of tax	1.4	1.4	3.8	3.8
Net income	$50.7	$38.1	$90.3	$64.3

Net income per common share:
Basic	$0.36	$0.28	$0.65	$0.47
Diluted	$0.36	$0.28	$0.65	$0.46

Weighted average shares outstanding:
Basic	138.6	138.0	138.5	137.9
Diluted	140.9	138.5	139.7	138.4

Dividends declared per common share	$0.36	$0.34	$1.08	$1.02

See accompanying notes to unaudited consolidated financial statements.

OUTFRONT Media Inc.
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2017	2016	2017	2016
Net income	$50.7	$38.1	$90.3	$64.3
Other comprehensive income (loss), net of tax:
Cumulative translation adjustments	8.6	(1.7)	14.1	104.7
Net actuarial gain (loss)	(0.3)	0.3	(0.4)	(0.1)
Total other comprehensive income (loss), net of tax	8.3	(1.4)	13.7	104.6
Total comprehensive income	$59.0	$36.7	$104.0	$168.9

See accompanying notes to unaudited consolidated financial statements.

OUTFRONT Media Inc.
Consolidated Statements of Equity
(Unaudited)

(in millions, except per share amounts)	Shares of Common Stock	Common Stock ($0.01 per share par value)	Additional Paid-In Capital	Distribution in Excess of Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Non-Controlling Interests	Total Equity
Balance as of December 31, 2015	137.6	$1.4	$1,934.3	$(602.2)	$(120.9)	$1,212.6	$—	$1,212.6
Net income	—	—	—	64.3	—	64.3	—	64.3
Other comprehensive loss	—	—	—	—	104.6	104.6	—	104.6
Stock-based payments:
Vested	0.5	—	—	—	—	—	—	—
Amortization	—	—	13.8	—	—	13.8	—	13.8
Shares paid for tax withholding for stock-based payments	(0.2)	—	(4.6)	—	—	(4.6)	—	(4.6)
Issuance of stock for purchase of property and equipment	0.1	—	1.9	—	—	1.9	—	1.9
Dividends ($1.02 per share)	—	—	—	(141.2)	—	(141.2)	—	(141.2)
Balance as of September 30, 2016	138.0	$1.4	$1,945.4	$(679.1)	$(16.3)	$1,251.4	$—	$1,251.4

Balance as of December 31, 2016	138.0	$1.4	$1,949.5	$(699.5)	$(18.5)	$1,232.9	$0.1	$1,233.0
Net income	—	—	—	90.3	—	90.3	—	90.3
Other comprehensive income	—	—	—	—	13.7	13.7	—	13.7
Stock-based payments:
Cumulative prior period adjustment to amortization of estimated forfeitures	—	—	0.5	(0.5)	—	—	—	—
Vested	0.7	—	—	—	—	—	—	—
Exercise of stock options	0.2	—	1.2	—	—	1.2	—	1.2
Amortization	—	—	16.1	—	—	16.1	—	16.1
Shares paid for tax withholding for stock-based payments	(0.3)	—	(8.6)	—	—	(8.6)	—	(8.6)
Issuance of shares of a subsidiary	—	—	—	—	—	—	44.6	44.6
Dividends ($1.08 per share)	—	—	—	(150.6)	—	(150.6)	—	(150.6)
Other	—	—	—	—	—	—	0.8	0.8
Balance as of September 30, 2017	138.6	$1.4	$1,958.7	$(760.3)	$(4.8)	$1,195.0	$45.5	$1,240.5

See accompanying notes to unaudited consolidated financial statements.

OUTFRONT Media Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,
(in millions)	2017	2016
Operating activities:
Net income	$90.3	$64.3
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation and amortization	142.9	171.3
Deferred tax (benefit) liability	(3.9)	0.1
Stock-based compensation	16.1	13.8
Provision for doubtful accounts	2.3	2.8
Accretion expense	1.8	1.8
Loss on real estate assets held for sale	—	1.3
Net gain on dispositions	(13.6)	(1.7)
Equity in earnings of investee companies, net of tax	(3.8)	(3.8)
Distributions from investee companies	2.1	1.9
Amortization of deferred financing costs and debt discount and premium	4.6	4.8
Cash paid for direct lease acquisition costs	(30.0)	(27.9)
Change in assets and liabilities, net of investing and financing activities	(26.2)	(28.0)
Net cash flow provided by operating activities	182.6	200.7

Investing activities:
Capital expenditures	(58.6)	(45.6)
Acquisitions	(62.8)	(64.7)
Net proceeds from dispositions	1.6	90.4
Net cash flow used for investing activities	(119.8)	(19.9)

Financing activities:
Proceeds from long-term debt borrowings - term loan	8.3	—
Repayments of long-term borrowings - term loan	—	(60.0)
Proceeds from borrowings under short-term debt facilities	223.0	35.0
Repayments of borrowings under short-term debt facilities	(150.0)	(35.0)
Payments of deferred financing costs	(7.7)	(0.4)
Proceeds from stock option exercises	1.2	—
Earnout payment related to prior acquisition	(2.0)	—
Taxes withheld for stock-based compensation	(8.2)	(7.0)
Dividends	(151.0)	(141.7)
Other	(0.2)	(0.2)
Net cash flow used for financing activities	(86.6)	(209.3)

Effect of exchange rate changes on cash and cash equivalents	0.6	—
Net decrease in cash and cash equivalents	(23.2)	(28.5)
Cash and cash equivalents at beginning of period	65.2	101.6
Cash and cash equivalents at end of period	$42.0	$73.1

OUTFRONT Media Inc.
Condensed Consolidated Statements of Cash Flows (Continued)
(Unaudited)

	Nine Months Ended
	September 30,
(in millions)	2017	2016
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$6.6	$0.8
Cash paid for interest	72.8	77.2

Non-cash investing and financing activities:
Accrued purchases of property and equipment	$5.4	$5.0
Issuance of stock for purchase of property and equipment	—	1.9
Issuance of shares of a subsidiary for an acquisition	44.6	—
Acquisitions	(15.4)	—
Dispositions	15.4	—
Taxes withheld for stock-based compensation	0.3	0.2

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

Note 2. New Accounting Standards

Adoption of New Accounting Standards

Stock Compensation

During the first quarter of 2017, we adopted the Financial Accounting Standards Board’s (the “FASB’s”) guidance that simplifies the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as the classification in the statement of cash flows. We have elected to account for forfeitures as they occur, which we adopted on a modified retrospective basis and resulted in an increase of $0.5 million to Additional paid in capital, offset by a decrease of $0.5 million to Distribution in excess of earnings on our Consolidated Statement of Financial Position and Consolidated Statement of Equity as of September 30, 2017.

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)

Business Combinations

During the first quarter of 2017, we adopted the FASB’s guidance clarifying the definition of a business for acquisitions and dispositions. The guidance is being applied on a prospective basis. Adoption of this guidance did not have a material effect on our consolidated financial statements.

Statement of Cash Flows

During the third quarter of 2017, we adopted the FASB’s guidance clarifying presentation of certain cash receipts and cash payments in the Statement of Cash Flows. The guidance is being applied on a retrospective basis. Adoption of this guidance did not have a material effect on our consolidated financial statements.

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

As of September 30, 2017, we had approximately 21,600 lease agreements in the U.S. and approximately 3,200 lease agreements in Canada, the majority of which will be classified as operating leases under the new guidance. We are currently evaluating our lease contracts and planning for the implementation of this standard. This standard will require us to recognize a right-of-use asset and lease liability for the present value of minimum lease payments for operating leases with a term greater than 12 months and will have a significant impact on our consolidated financial statements. Our billboard lease revenues will continue to be recognized on a straight-line basis over their respective lease terms.

Revenue from Contracts with Customers

In May 2014 (updated in August 2015, March 2016, April 2016 and May 2016), the FASB issued principles-based guidance addressing revenue recognition issues. The guidance will be applied to all contracts with customers regardless of industry-specific or transaction-specific fact patterns. The guidance requires that the amount of revenue a company should recognize reflect the consideration it expects to be entitled to in exchange for goods and services. This guidance is to be adopted on a full retrospective or modified retrospective basis and is effective for interim and annual periods beginning after December 15, 2017. Our billboard lease revenues will be recognized under the new lease standard. The revenue recognition guidance will be primarily applicable to our multi-year transit advertising contracts with municipalities in the U.S. and Canada, and marketing and multimedia rights agreements with colleges, universities and other educational institutions. We are currently evaluating the impact of this guidance on our consolidated financial statements.

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)

Note 3. Property and Equipment

The table below presents the balances of major classes of assets and accumulated depreciation.

		As of
(in millions)	Estimated Useful Lives	September 30, 2017	December 31, 2016
Land		$93.6	$90.7
Buildings	20 to 40 years	51.2	48.2
Advertising structures(a)	5 to 20 years	1,745.3	1,696.6
Furniture, equipment and other	3 to 10 years	97.6	88.5
Construction in progress		49.3	37.2
		2,037.0	1,961.2
Less: accumulated depreciation		1,365.8	1,296.2
Property and equipment, net		$671.2	$665.0

(a)	As of September 30, 2017, includes $14.2 million associated with the Transaction (as defined below, see Note 8. Equity and Note 10. Acquisitions and Dispositions).

Depreciation expense was $22.3 million in the three months ended September 30, 2017, $26.7 million in the three months ended September 30, 2016, $68.3 million in the nine months ended September 30, 2017, and $84.3 million in the nine months ended September 30, 2016.

Note 4. Goodwill and Other Intangible Assets

For the nine months ended September 30, 2017 and the year ended December 31, 2016, the changes in the book value of goodwill by segment were as follows:

(in millions)	U.S. Media	Other	Total
As of December 31, 2015	$2,040.1	$34.6	$2,074.7
Currency translation adjustments	—	1.1	1.1
Additions	13.9	—	13.9
Dispositions	—	(0.3)	(0.3)
As of December 31, 2016	2,054.0	35.4	2,089.4
Currency translation adjustments	—	5.7	5.7
Additions(a)	—	44.1	44.1
As of September 30, 2017	$2,054.0	$85.2	$2,139.2

(a)	Non-tax deductible addition associated with the Transaction (as defined below, see Note 8. Equity and Note 10. Acquisitions and Dispositions).

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

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)

Our identifiable intangible assets consist of the following:

(in millions)	Gross	Accumulated Amortization	Net
As of September 30, 2017:
Permits and leasehold agreements(a)	$1,087.5	$(651.1)	$436.4
Franchise agreements	453.3	(343.6)	109.7
Other intangible assets(a)	52.3	(23.3)	29.0
Total intangible assets	$1,593.1	$(1,018.0)	$575.1

As of December 31, 2016:
Permits and leasehold agreements	$1,038.0	$(636.1)	$401.9
Franchise agreements	451.6	(336.6)	115.0
Other intangible assets	45.4	(17.0)	28.4
Total intangible assets	$1,535.0	$(989.7)	$545.3

(a)	Includes additions associated with the Transaction (as defined below, see Note 8. Equity and Note 10. Acquisitions and Dispositions).

All of our identifiable intangible assets, except goodwill, are subject to amortization. Amortization expense was $25.5 million in the three months ended September 30, 2017, $28.3 million in the three months ended September 30, 2016, $74.6 million in the nine months ended September 30, 2017, and $87.0 million in the nine months ended September 30, 2016, which includes the amortization of direct lease acquisition costs of $10.6 million in the three months ended September 30, 2017, $9.0 million in the three months ended September 30, 2016, $29.5 million in the nine months ended September 30, 2017, and $28.0 million in the nine months ended September 30, 2016. Direct lease acquisition costs are amortized on a straight-line basis over the related customer lease term, which generally ranges from four weeks to one year.

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

(in millions)
As of December 31, 2016	$34.1
Accretion expense	1.8
Additions	0.2
Liabilities settled	(1.8)
Foreign currency translation adjustments	0.4
As of September 30, 2017	$34.7

Note 6. Related Party Transactions

We have a 50% ownership interest in two joint ventures that operate transit shelters in the greater Los Angeles area and Vancouver, and three joint ventures which operate a total of 15 billboard displays in New York and Boston. All of these ventures are accounted for as equity investments. These investments totaled $24.1 million as of September 30, 2017, and $21.7 million as of December 31, 2016, and are included in Other assets on the Consolidated Statements of Financial Position. We provided sales and management services to these joint ventures and recorded management fees in Revenues on the Consolidated Statement of Operations of $2.1 million in the three months ended September 30, 2017, $1.9 million in the three months ended September 30, 2016, and $5.6 million in the nine months ended September 30, 2017 and $5.4 million in the nine months ended September 30, 2016.

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)

Note 7. Debt

Debt, net, consists of the following:

	As of
(in millions, except percentages)	September 30, 2017	December 31, 2016
Short-term debt:
AR Facility	$73.0	$—
Total short-term debt	73.0	—

Long-term debt:
Term loan	667.7	659.0

Senior unsecured notes:
5.250% senior unsecured notes, due 2022	549.5	549.5
5.625% senior unsecured notes, due 2024	502.7	503.0
5.875% senior unsecured notes, due 2025	450.0	450.0
Total senior unsecured notes	1,502.2	1,502.5

Debt issuance costs	(25.2)	(24.7)
Total long-term debt, net	2,144.7	2,136.8

Total debt, net	$2,217.7	$2,136.8

Weighted average cost of debt	4.8%	4.8%

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

Term Loan

The interest rate on the Term Loan was 3.5% per annum as of September 30, 2017. As of September 30, 2017, a discount of $2.3 million on the Term Loan remains unamortized. The discount is being amortized through Interest expense, net, on the Consolidated Statement of Operations.

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)

Revolving Credit Facility

As of September 30, 2017, there were no outstanding borrowings under the Revolving Credit Facility.

The commitment fee based on the amount of unused commitments under the Revolving Credit Facility was $0.4 million in each of the three months ended September 30, 2017 and 2016, $1.1 million in the nine months ended September 30, 2017, and $1.4 million in the nine months ended September 30, 2016. As of September 30, 2017, we had issued letters of credit totaling approximately $1.7 million against the Revolving Credit Facility.

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

The AR Facility is accounted for as a collateralized financing activity, rather than a sale of assets, and therefore: (i) accounts receivable balances pledged as collateral are presented as assets and the borrowings are presented as liabilities on our Consolidated Statements of Financial Position, (ii) our Consolidated Statements of Operations reflect the associated charges for bad debt expense related to pledged accounts receivable (a component of selling, general and administrative expenses) and interest expense associated with the collateralized borrowings and (iii) receipts from customers related to the underlying accounts receivable are reflected as operating cash flows and borrowings and repayments under the collateralized loans are reflected as financing cash flows within our Consolidated Statements of Cash Flows.

As of September 30, 2017, there were $73.0 million of outstanding borrowings under the AR Facility at a borrowing rate of approximately 2.2%, which were primarily used to repay previously outstanding amounts under the Revolving Credit Facility. The commitment fee based on the amount of unused commitments under the AR Facility was immaterial for each of the three and nine months ended September 30, 2017.

Senior Unsecured Notes

As of September 30, 2017, a discount of $0.5 million on $150.0 million aggregate principal amount of the 5.250% Senior Unsecured Notes due 2022, remains unamortized. The discount is being amortized through Interest expense, net, on the Consolidated Statement of Operations.

As of September 30, 2017, a premium of $2.7 million on $100.0 million aggregate principal amount of the 5.625% Senior Unsecured Notes due 2024, remains unamortized. The premium is being amortized through Interest expense, net, on the Consolidated Statement of Operations.

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

The terms of the Credit Agreement require that, as long as any commitments remain outstanding under the Revolving Credit Facility, we maintain a Consolidated Net Secured Leverage Ratio, which is the ratio of (i) our consolidated secured debt (less up to $150.0 million of unrestricted cash) to (ii) our Consolidated EBITDA (as defined in the Credit Agreement) for the trailing four consecutive quarters, of no greater than 4.0 to 1.0. As of September 30, 2017, our Consolidated Net Secured Leverage Ratio was 1.4 to 1.0, as adjusted to give pro forma effect to an acquisition, in accordance with the Credit Agreement. The Credit Agreement also requires that, in connection with the incurrence of certain indebtedness, we satisfy a Consolidated Total Leverage Ratio, which is the ratio of our consolidated total debt to our Consolidated EBITDA for the trailing four consecutive quarters, of no greater than 6.0 to 1.0. As of September 30, 2017, our Consolidated Total Leverage Ratio was 4.8 to 1.0, as adjusted to give pro forma effect to an acquisition, in accordance with the Credit Agreement. As of September 30, 2017, we are in compliance with our debt covenants.

Letter of Credit Facilities

As of September 30, 2017, we had issued letters of credit totaling approximately $100.3 million under our aggregate $111.8 million letter of credit facilities. The total fees under the letter of credit facilities were immaterial in each of the three and nine months ended September 30, 2017 and 2016.

Deferred Financing Costs

As of September 30, 2017, we had deferred $30.1 million in fees and expenses associated with the Term Loan, Revolving Credit Facility, the AR Facility and our senior unsecured notes. We are amortizing the deferred fees through Interest expense, net, on the Consolidated Statement of Operations over the respective terms of the Term Loan, Revolving Credit Facility and our senior unsecured notes.

Fair Value

Under the fair value hierarchy, observable inputs such as unadjusted quoted prices in active markets for identical assets or liabilities are defined as Level 1; observable inputs other than quoted prices included within Level 1 that are either directly or indirectly observable for the asset or liability are defined as Level 2; and unobservable inputs for the asset or liability are defined as Level 3. The aggregate fair value of our debt, which is estimated based on quoted market prices of similar liabilities, was approximately $2.3 billion as of September 30, 2017, and $2.2 billion as of December 31, 2016. The fair value of our debt as of both September 30, 2017, and December 31, 2016, is classified as Level 2.

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

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)

The Class A equity interests are entitled to receive priority cash distributions from Outfront Canada at the same time and in the same per share amount as the dividends paid on shares of the Company’s common stock. The Class A equity interests may be redeemed by the holders in exchange for shares of the Company’s common stock on a one-for-one basis (subject to anti-dilution adjustments) or, at the Company’s option, cash equal to the then fair market value of the shares of the Company’s common stock commencing (i) one year after closing, with respect to 55% of the Class A equity interests, and (ii) 18 months after closing, with respect to the remaining 45% of the Class A equity interests. In connection with the Transaction, the Company has agreed to limitations on its ability to sell or otherwise dispose of the assets acquired from All Vision for a period of five years, unless it pays holders of the Class A equity interests in Outfront Canada an amount intended to approximate their resulting tax liability. During the three months ended September 30, 2017, we made distributions of $0.7 million to holders of the Class A equity interests, which are recorded in Dividends on our Consolidated Statements of Equity and Consolidated Statements of Cash Flows.

As of September 30, 2017, 450,000,000 shares of our common stock, par value $0.01 per share, were authorized; 138,636,305 shares were issued and outstanding; and 50,000,000 shares of our preferred stock, par value $0.01 per share, were authorized with no shares issued and outstanding.

On October 25, 2017, we announced that our board of directors approved a quarterly cash dividend of $0.36 per share on our common stock, payable on December 29, 2017, to stockholders of record at the close of business on December 8, 2017.

Note 9. Restructuring Charges

For the three months ended September 30, 2017, we recorded restructuring charges of $1.6 million, of which $1.2 million was recorded in Other for severance charges primarily associated with the Transaction and $0.4 million was recorded in our U.S. Media segment for severance charges associated with the reorganization of our sales management functions. For the nine months ended September 30, 2017, we recorded restructuring charges of $6.3 million, of which $4.0 million was recorded in Other for severance charges primarily associated with the Transaction and $2.3 million was recorded in our U.S. Media segment for severance charges associated with the reorganization of our sales management and administrative functions. For nine months ended September 30, 2016, we recorded restructuring charges of $0.4 million in our U.S. Media segment for severance charges associated with the reorganization of our sales management and administrative functions. As of September 30, 2017, $5.0 million in restructuring reserves remain outstanding and is included in Other current liabilities on the Consolidated Statement of Financial Position.

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

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)

Including the Transaction, we completed several acquisitions for a total purchase price of approximately $107.4 million in the nine months ended September 30, 2017, and $64.7 million in the nine months ended September 30, 2016.

Dispositions

On April 1, 2016, we completed the Disposition and received $82.0 million in cash plus working capital, which was subject to post-closing adjustments.

Asset Swap

On July 1, 2017, we completed the acquisition of digital billboards in the Boston, Massachusetts, DMA in exchange for static billboards in four non-metropolitan market clusters, which resulted in a non-cash gain of $13.2 million.

Note 11. Stock-Based Compensation

The following table summarizes our stock-based compensation expense for the three and nine months ended September 30, 2017 and 2016.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2017	2016	2017	2016
Restricted share units (“RSUs”) and performance-based RSUs (“PRSUs”)	$5.1	$4.4	$15.9	$13.6
Stock options	0.1	0.1	0.2	0.2
Stock-based compensation expense, before income taxes	5.2	4.5	16.1	13.8
Tax benefit	(0.6)	(0.5)	(1.6)	(1.5)
Stock-based compensation expense, net of tax	$4.6	$4.0	$14.5	$12.3

As of September 30, 2017, total unrecognized compensation cost related to non-vested RSUs and PRSUs was $23.2 million, which is expected to be recognized over a weighted average period of 1.8 years, and total unrecognized compensation cost related to non-vested stock options was immaterial.

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)

RSUs and PRSUs

The following table summarizes activity for the nine months ended September 30, 2017, of RSUs and PRSUs issued to our employees.

	Activity	Weighted Average Per Share Grant Date Fair Market Value
Non-vested as of December 31, 2016	1,637,141	$22.71
Granted:
RSUs	526,488	26.88
PRSUs	254,931	27.17
Vested:
RSUs	(536,008)	23.21
PRSUs	(210,370)	24.26
Forfeitures:
RSUs	(37,675)	24.17
PRSUs	(22,350)	19.01
Non-vested as of September 30, 2017	1,612,157	24.42

Stock Options

The following table summarizes activity for the nine months ended September 30, 2017, of stock options issued to our employees.

	Activity	Weighted Average Exercise Price
Outstanding as of December 31, 2016	294,897	$15.72
Exercised	(129,604)	9.37
Outstanding as of September 30, 2017	165,293	20.69

Exercisable as of September 30, 2017	165,293	20.69

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)

Note 12. Retirement Benefits

The following table presents the components of net periodic pension cost and amounts recognized in other comprehensive income (loss) for our pension plans:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2017	2016	2017	2016
Components of net periodic pension cost:
Service cost	$0.4	$0.4	$1.1	$1.1
Interest cost	0.5	0.5	1.4	1.4
Expected return on plan assets	(0.5)	(0.5)	(1.6)	(1.6)
Amortization of net actuarial losses(a)	0.1	0.2	0.4	0.5
Amortization of transitional obligation	(0.1)	(0.1)	(0.1)	(0.1)
Net periodic pension cost	$0.4	$0.5	$1.2	$1.3

(a)	Reflects amounts reclassified from accumulated other comprehensive income to net income.

In the nine months ended September 30, 2017, we contributed $1.6 million to our pension plans. In 2017, we expect to contribute approximately $2.1 million to our pension plans.

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

In the three and nine months ended September 30, 2017 and 2016, our effective tax rate differed from the U.S. federal statutory income tax rate primarily due to our REIT status, including the dividends paid deduction, the impact of state and local taxes, and the effect of foreign operations.

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)

Note 14. Earnings Per Share (“EPS”)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2017	2016	2017	2016
Net income available for common stockholders, diluted	$50.7	$38.1	$90.3	$64.3

Less: Distributions to holders of Class A equity interests of a subsidiary(b)	0.7	—	0.7	—
Net income available for common stockholders, basic	$50.0	$38.1	$89.6	$64.3

Weighted average shares for basic EPS	138.6	138.0	138.5	137.9
Dilutive potential shares from grants of RSUs, PRSUs and stock options(a)	0.3	0.5	0.4	0.5
Dilutive potential shares upon redemption of shares of Class A equity interests of a subsidiary(b)	2.0	—	0.8	—
Weighted average shares for diluted EPS	140.9	138.5	139.7	138.4

(a)
The potential impact of an aggregate 0.6 million granted RSUs, PRSUs and stock options in the three months ended September 30, 2017, 0.2 million in the three months ended September 30, 2016, 0.4 million granted RSUs, PRSUs and stock options in the nine months ended September 30, 2017, and 0.5 million granted RSUs, PRSUs and stock options in the nine months ended September 30, 2016, were antidilutive.

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

On September 27, 2017, the board of directors of the New York Metropolitan Transportation Authority (the “MTA”) awarded the Company the transit advertising and communications concession agreement for subway, commuter rail (Metro-North and Long Island Railroad) and buses for a 10-year term, with an additional 5-year extension at our option, subject to the execution of a definitive agreement. Under the agreement, we will be obligated to deploy over 50,000 digital displays for advertising and MTA communications across the transit system over a number of years, commencing in 2018, and the MTA will be entitled to receive the greater of a percentage of revenues or a guaranteed minimum annual payment. Incremental revenues that exceed an annual base revenue amount will be retained by us for the cost of deploying advertising and communications screens

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)

throughout the transit system. Our currently estimated deployment costs will be approximately $800 million for the full 15-year term and approximately $600 million for the first eight years of the term, and we anticipate these deployment costs will be recorded as Prepaid lease and transit franchise costs and Intangible assets on our Consolidated Statement of Financial Position. We expect to utilize third party financing to fund deployment costs, and will increase our letters of credit for the benefit of the MTA from approximately $30.0 million to $136.0 million, which is subject to change as equipment installations are completed and revenues are generated.

Letters of Credit

We have indemnification obligations with respect to letters of credit and surety bonds primarily used as security against non-performance in the normal course of business. The outstanding letters of credit and surety bonds approximated $129.4 million as of September 30, 2017, and were not recorded on the Consolidated Statements of Financial Position.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2017	2016	2017	2016
Revenues:
U.S. Media	$363.0	$356.7	$1,037.2	$1,025.8
Other	29.4	26.1	82.0	90.7
Total revenues	$392.4	$382.8	$1,119.2	$1,116.5

We present Operating income before Depreciation, Amortization, Net gain on dispositions, Stock-based compensation, Restructuring charges and Loss on real estate assets held for sale (“Adjusted OIBDA”) as the primary measure of profit and loss for our operating segments in accordance with the FASB guidance for segment reporting.

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2017	2016	2017	2016
Net income	$50.7	$38.1	$90.3	$64.3
(Benefit) provision for income taxes	2.0	(1.5)	(0.8)	0.6
Equity in earnings of investee companies, net of tax	(1.4)	(1.4)	(3.8)	(3.8)
Interest expense, net	29.2	28.3	85.9	85.6
Other expense, net	(0.2)	—	(0.3)	—
Operating income	80.3	63.5	171.3	146.7
Restructuring charges	1.6	—	6.3	0.4
Loss on real estate assets held for sale	—	—	—	1.3
Net gain on dispositions	(14.1)	(2.3)	(13.6)	(1.7)
Depreciation and amortization	47.8	55.0	142.9	171.3
Stock-based compensation	5.2	4.5	16.1	13.8
Total Adjusted OIBDA	$120.8	$120.7	$323.0	$331.8

Adjusted OIBDA:
U.S. Media	$129.2	$129.3	$349.9	$347.9
Other	1.9	2.2	4.8	12.8
Corporate	(10.3)	(10.8)	(31.7)	(28.9)
Total Adjusted OIBDA	$120.8	$120.7	$323.0	$331.8

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2017	2016	2017	2016
Operating income (loss):
U.S. Media	$100.7	$81.5	$232.1	$194.3
Other	(4.9)	(2.7)	(13.0)	(4.9)
Corporate	(15.5)	(15.3)	(47.8)	(42.7)
Total operating income	$80.3	$63.5	$171.3	$146.7

Net gain on dispositions:
U.S. Media	$(14.1)	$(2.3)	$(13.6)	$(1.7)
Total gain on dispositions	$(14.1)	$(2.3)	$(13.6)	$(1.7)

Depreciation and amortization:
U.S. Media	$42.2	$50.1	$129.1	$154.9
Other	5.6	4.9	13.8	16.4
Total depreciation and amortization	$47.8	$55.0	$142.9	$171.3

Capital expenditures:
U.S. Media	$15.1	$14.0	$54.6	$42.6
Other	1.3	1.6	4.0	3.0
Total capital expenditures	$16.4	$15.6	$58.6	$45.6

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)

	As of
(in millions)	September 30, 2017	December 31, 2016
Assets:
U.S. Media	$3,537.5	$3,578.8
Other	266.2	145.5
Corporate	10.2	14.2
Total assets	$3,813.9	$3,738.5

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

	As of September 30, 2017
(in millions)	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Current assets:
Cash and cash equivalents	$—	$4.6	$2.9	$34.5	$—	$42.0
Receivables, less allowance	—	—	53.1	209.8	(22.3)	240.6
Other current assets	—	1.1	63.1	20.5	(6.5)	78.2
Total current assets	—	5.7	119.1	264.8	(28.8)	360.8
Property and equipment, net	—	—	612.1	59.1	—	671.2
Goodwill	—	—	2,059.9	79.3	—	2,139.2
Intangible assets	—	—	521.9	53.2	—	575.1
Investment in subsidiaries	1,195.0	3,360.7	302.2	—	(4,857.9)	—
Other assets	—	3.6	61.1	2.9	—	67.6
Intercompany	—	—	123.7	148.3	(272.0)	—
Total assets	$1,195.0	$3,370.0	$3,800.0	$607.6	$(5,158.7)	$3,813.9

Total current liabilities	$—	$30.3	$186.8	$105.5	$(28.8)	$293.8
Long-term debt, net	—	2,144.7	—	—	—	2,144.7
Deferred income tax liabilities, net	—	—	—	21.1	—	21.1
Asset retirement obligation	—	—	29.8	4.9	—	34.7
Deficit in excess of investment of subsidiaries	—	—	2,165.7	—	(2,165.7)	—
Other liabilities	—	—	74.4	4.7	—	79.1
Intercompany	—	—	148.3	123.7	(272.0)	—
Total liabilities	—	2,175.0	2,605.0	259.9	(2,466.5)	2,573.4
Total stockholders’ equity	1,195.0	1,195.0	1,195.0	302.2	(2,692.2)	1,195.0
Non-controlling interests	—	—	—	45.5	—	45.5
Total equity	1,195.0	1,195.0	1,195.0	347.7	(2,692.2)	1,240.5
Total liabilities and equity	$1,195.0	$3,370.0	$3,800.0	$607.6	$(5,158.7)	$3,813.9

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

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)

	Three Months Ended September 30, 2017
(in millions)	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Billboard	$—	$—	$254.6	$17.8	$—	$272.4
Transit and other	—	—	116.7	3.3	—	120.0
Total revenues	—	—	371.3	21.1	—	392.4
Expenses:
Operating	—	—	198.9	13.7	—	212.6
Selling, general and administrative	0.4	—	61.1	2.7	—	64.2
Restructuring charges	—	—	0.7	0.9	—	1.6
Net gain on dispositions	—	—	(14.1)	—	—	(14.1)
Depreciation	—	—	18.9	3.4	—	22.3
Amortization	—	—	23.6	1.9	—	25.5
Total expenses	0.4	—	289.1	22.6	—	312.1
Operating income (loss)	(0.4)	—	82.2	(1.5)	—	80.3
Interest income (expense), net	—	(28.7)	(0.1)	(0.4)	—	(29.2)
Other income, net	—	—	—	0.2	—	0.2
Income (loss) before benefit (provision) for income taxes and equity in earnings of investee companies	(0.4)	(28.7)	82.1	(1.7)	—	51.3
Benefit (provision) for income taxes	—	—	(2.8)	0.8	—	(2.0)
Equity in earnings of investee companies, net of tax	51.1	79.8	(28.2)	0.2	(101.5)	1.4
Net income (loss)	$50.7	$51.1	$51.1	$(0.7)	$(101.5)	$50.7

Net income (loss)	$50.7	$51.1	$51.1	$(0.7)	$(101.5)	$50.7
Total other comprehensive income, net of tax	8.3	8.3	8.3	8.3	(24.9)	8.3
Total comprehensive income	$59.0	$59.4	$59.4	$7.6	$(126.4)	$59.0

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)

	Three Months Ended September 30, 2016
(in millions)	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Billboard	$—	$—	$256.4	$14.1	$—	$270.5
Transit and other	—	—	109.3	3.0	—	112.3
Total revenues	—	—	365.7	17.1	—	382.8
Expenses:
Operating	—	—	189.9	11.6	—	201.5
Selling, general and administrative	0.4	0.1	61.1	3.5	—	65.1
Net gain on dispositions	—	—	(2.3)	—	—	(2.3)
Depreciation	—	—	23.2	3.5	—	26.7
Amortization	—	—	27.6	0.7	—	28.3
Total expenses	0.4	0.1	299.5	19.3	—	319.3
Operating income (loss)	(0.4)	(0.1)	66.2	(2.2)	—	63.5
Interest expense, net	—	(28.3)	—	—	—	(28.3)
Other income, net	—	—	—	—	—	—
Income (loss) before benefit (provision) for income taxes and equity in earnings of investee companies	(0.4)	(28.4)	66.2	(2.2)	—	35.2
Benefit for income taxes	—	—	1.0	0.5	—	1.5
Equity in earnings of investee companies, net of tax	38.5	66.9	(28.7)	0.3	(75.6)	1.4
Net income (loss)	$38.1	$38.5	$38.5	$(1.4)	$(75.6)	$38.1

Net income (loss)	$38.1	$38.5	$38.5	$(1.4)	$(75.6)	$38.1
Total other comprehensive loss, net of tax	(1.4)	(1.4)	(1.4)	(1.4)	4.2	(1.4)
Total comprehensive income (loss)	$36.7	$37.1	$37.1	$(2.8)	$(71.4)	$36.7

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)

	Nine Months Ended September 30, 2017
(in millions)	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Billboard	$—	$—	$738.9	$43.7	$—	$782.6
Transit and other	—	—	327.7	8.9	—	336.6
Total revenues	—	—	1,066.6	52.6	—	1,119.2
Expenses:
Operating	—	—	580.8	37.0	—	617.8
Selling, general and administrative	1.2	0.8	182.8	9.7	—	194.5
Restructuring charges	—	—	2.5	3.8	—	6.3
Net gain on dispositions	—	—	(13.6)	—	—	(13.6)
Depreciation	—	—	59.1	9.2	—	68.3
Amortization	—	—	71.3	3.3	—	74.6
Total expenses	1.2	0.8	882.9	63.0	—	947.9
Operating income (loss)	(1.2)	(0.8)	183.7	(10.4)	—	171.3
Interest expense, net	—	(85.2)	(0.4)	(0.3)	—	(85.9)
Other income, net	—	—	—	0.3	—	0.3
Income (loss) before benefit for income taxes and equity in earnings of investee companies	(1.2)	(86.0)	183.3	(10.4)	—	85.7
Benefit (provision) for income taxes	—	—	(2.8)	3.6	—	0.8
Equity in earnings of investee companies, net of tax	91.5	177.5	(89.0)	0.6	(176.8)	3.8
Net income (loss)	$90.3	$91.5	$91.5	$(6.2)	$(176.8)	$90.3

Net income (loss)	$90.3	$91.5	$91.5	$(6.2)	$(176.8)	$90.3
Total other comprehensive income, net of tax	13.7	13.7	13.7	13.7	(41.1)	13.7
Total comprehensive income	$104.0	$105.2	$105.2	$7.5	$(217.9)	$104.0

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

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)

	Nine Months Ended September 30, 2017
(in millions)	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash flow provided by (used for) operating activities	$(1.2)	$(73.0)	$229.1	$27.7	$—	$182.6
Investing activities:
Capital expenditures	—	—	(53.7)	(4.9)	—	(58.6)
Acquisitions	—	—	(11.2)	(51.6)	—	(62.8)
Net proceeds from dispositions	—	—	1.6	—	—	1.6
Net cash flow used for investing activities	—	—	(63.3)	(56.5)	—	(119.8)
Financing activities:
Proceeds from long-term borrowings - term loan	—	8.3	—	—	—	8.3
Proceeds from borrowings under short-term debt facilities	—	90.0	—	133.0	—	223.0
Repayments of borrowings under short-term debt facilities	—	(90.0)	—	(60.0)	—	(150.0)
Payments of deferred financing costs	—	(7.5)	—	(0.2)	—	(7.7)
Proceeds from stock option exercises	1.2	—	—	—	—	1.2
Earnout payment related to prior acquisition	—	—	(2.0)	—	—	(2.0)
Taxes withheld for stock-based compensation	—	—	(8.2)	—	—	(8.2)
Dividends	(150.3)	—	(0.7)	—	—	(151.0)
Intercompany	150.3	65.4	(187.6)	(28.1)	—	—
Other	—	—	(0.2)	—	—	(0.2)
Net cash flow provided by (used for) financing activities	1.2	66.2	(198.7)	44.7	—	(86.6)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	0.6	—	0.6
Net increase (decrease) in cash and cash equivalents	—	(6.8)	(32.9)	16.5	—	(23.2)
Cash and cash equivalents at beginning of period	—	11.4	35.8	18.0	—	65.2
Cash and cash equivalents at end of period	$—	$4.6	$2.9	$34.5	$—	$42.0

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)

	Nine Months Ended September 30, 2016
(in millions)	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash flow provided by (used for) operating activities	$(1.1)	$(77.2)	$280.7	$(1.7)	$—	$200.7
Investing activities:
Capital expenditures	—	—	(42.6)	(3.0)	—	(45.6)
Acquisitions	—	—	(64.7)	—	—	(64.7)
Net proceeds from dispositions	—	—	2.9	87.5	—	90.4
Net cash flow provided by (used for) investing activities	—	—	(104.4)	84.5	—	(19.9)
Financing activities:
Repayments of long-term borrowings -term loan	—	(60.0)	—	—	—	(60.0)
Proceeds from borrowings under short-term debt facilities	—	35.0	—	—	—	35.0
Repayments of borrowings under short-term debt facilities	—	(35.0)	—	—	—	(35.0)
Payments of deferred financing costs	—	(0.4)	—	—	—	(0.4)
Taxes withheld for stock-based compensation	—	—	(7.0)	—	—	(7.0)
Dividends	(141.7)	—	—	—	—	(141.7)
Intercompany	142.8	76.5	(143.3)	(76.0)	—	—
Other	—	—	(0.2)	—	—	(0.2)
Net cash flow provided by (used for) financing activities	1.1	16.1	(150.5)	(76.0)	—	(209.3)
Net increase (decrease) in cash and cash equivalents	—	(61.1)	25.8	6.8	—	(28.5)
Cash and cash equivalents at beginning of period	—	81.6	8.5	11.5	—	101.6
Cash and cash equivalents at end of period	$—	$20.5	$34.3	$18.3	$—	$73.1

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

Business

We are one of the largest providers of advertising space on out-of-home advertising structures and sites across the U.S. and Canada. Our inventory consists of billboard displays, which are primarily located on the most heavily traveled highways and roadways in top Nielsen Designated Market Areas (“DMAs”), and transit advertising displays operated under exclusive multi-year contracts with municipalities in large cities across the U.S. and Canada. We also have marketing and multimedia rights agreements with colleges, universities and other educational institutions, which entitle us to operate on-campus advertising displays, as well as manage marketing opportunities, media rights and experiential entertainment at sports events. In total, we have displays in all of the 25 largest markets in the U.S. and approximately 150 markets in the U.S. and Canada. Our top market, high profile location focused portfolio includes sites such as the Bay Bridge in San Francisco, various locations along Sunset Boulevard in Los Angeles, and sites in and around both Grand Central Station and Times Square in New York. The breadth and depth of our portfolio provides our customers with a range of options to address their marketing objectives, from national, brand-building campaigns to hyper-local campaigns that drive customers to the advertiser’s website or retail location “one mile down the road.”

Using Geopath, the out-of-home advertising industry’s audience measurement system, we provide advertisers with the size and demographic composition of the audience that is exposed to individual displays or a complete campaign. As part of our ON Smart Media platform, we are developing hardware and software solutions for enhanced demographic and location targeting, and engaging ways to connect with consumers on-the-go. Additionally, our OUTFRONT Mobile Network allows our customers to further leverage location targeting with interactive mobile advertising that uses geofence technology to push mobile ads to consumers within a pre-defined radius around a corresponding billboard display or other designated advertising location.

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

U.S. Media. Our U.S. Media segment generated 23% of its revenues in the New York City metropolitan area in the three months ended September 30, 2017, 25% in the three months ended September 30, 2016, 23% in the nine months ended September 30, 2017, and 25% in the nine months ended September 30, 2016, and generated 16% in the Los Angeles metropolitan area in each of the three and nine months ended September 30, 2017 and 2016. In the three months ended September 30, 2017, our U.S. Media segment generated $363.0 million of Revenues and $129.2 million of Operating income before Depreciation, Amortization, Net gain on dispositions, Stock-based compensation, Restructuring charges and Loss on real estate assets held for sale (“Adjusted OIBDA”). In the three months ended September 30, 2016, our U.S. Media segment generated $356.7 million of Revenues and $129.3 million of Adjusted OIBDA. In the nine months ended September 30, 2017, our U.S. Media segment generated $1,037.2 million of Revenues and $349.9 million of Adjusted OIBDA. In the nine months ended September 30, 2016, our U.S. Media segment generated $1,025.8 million of Revenues and $347.9 million of Adjusted OIBDA. (See the “Segment Results of Operations” section of this MD&A.)

Other (includes International and Sports Marketing). In the three months ended September 30, 2017, Other generated $29.4 million of Revenues and $1.9 million of Adjusted OIBDA. In the three months ended September 30, 2016, Other generated $26.1 million of Revenues and $2.2 million of Adjusted OIBDA. In the nine months ended September 30, 2017, Other generated $82.0 million of Revenues and $4.8 million of Adjusted OIBDA. In the nine months ended September 30, 2016, Other generated $90.7 million of Revenues and $12.8 million of Adjusted OIBDA.

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

Increasing the number of digital displays in our most heavily trafficked locations is an important element of our organic growth strategy, as digital displays have the potential to attract additional business from both new and existing customers. We believe digital displays are attractive to our customers because they allow for the development of richer and more visually engaging messages, provide our customers with the flexibility both to target audiences by time of day and to quickly launch new advertising campaigns, and eliminate or greatly reduce production costs. In addition, digital displays enable us to run multiple advertisements on each display. Digital billboard displays generate approximately four times more revenue per display on average than traditional static billboard displays. Digital billboard displays also incur, on average, approximately two to three times more costs, including higher variable costs associated with the increase in revenue than traditional static billboard displays. As a result, digital billboard displays generate higher profits and cash flows than traditional static billboard displays. We have commenced a large scale deployment of state-of-the-art digital transit displays in 2016. Once the digital transit displays have been deployed at scale, we expect that revenue generated on digital transit displays will be a multiple of the revenue generated on comparable static transit displays. We intend to incur significant deployment costs and capital expenditures in the coming years to continue increasing the number of digital displays in our portfolio. We have built or converted 16 new digital billboard displays in the United States and 6 outside of the United States during the three months ended September 30, 2017. Excluding displays under our multimedia rights agreements with colleges, universities and other educational institutions, the following table sets forth information regarding our digital displays.

	Digital Revenues (in millions) for the Nine Months Ended September 30, 2017			Number of Digital Displays as of September 30, 2017(a)
Location	Digital Billboard	Digital Transit and Other	Total Digital Revenues	Digital Billboard Displays	Digital Transit and Other Displays	Total Digital Displays	Percentage of Total Digital Displays
United States	$114.2	$29.9	$144.1	809	2,720	3,529	94%
Canada	9.4	0.1	9.5	150	63	213	6
Total	$123.6	$30.0	$153.6	959	2,783	3,742	100%

(a)
All displays, including those reserved for transit agency use, and excluding those under our multimedia rights agreements with colleges, universities and other educational institutions. Our number of digital displays is impacted by acquisitions, dispositions, management agreements, the net effect of new and lost billboards, and the net effect of won and lost franchises in the period.

Our revenues and profits may fluctuate due to seasonal advertising patterns and influences on advertising markets. Typically, our revenues and profits are highest in the fourth quarter, during the holiday shopping season, and lowest in the first quarter, as advertisers cut back on spending following the holiday shopping season.

We have a diversified base of customers across various industries. During each of the three months ended September 30, 2017 and 2016, our largest categories of advertisers were television, retail and healthcare/pharmaceuticals, each of which represented approximately 10%, 7% and 7% of our total U.S. Media segment revenues, respectively. During each of the nine months ended September 30, 2017 and 2016, our largest categories of advertisers were television, retail and healthcare/pharmaceuticals, each of which represented approximately 8%, 8% and 7% of our total U.S. Media segment revenues, respectively.

Our large-scale portfolio allows our customers to reach a national audience and also provides the flexibility to tailor campaigns to specific regions or markets. In the three months ended September 30, 2017, we generated approximately 45% of our U.S. Media segment revenues from national advertising campaigns compared to approximately 47% in the same prior-year period. In the nine months ended September 30, 2017, we generated approximately 43% of our U.S. Media segment revenues from national advertising campaigns compared to approximately 46% in the same prior-year period.

Our transit businesses require us to obtain and renew contracts with municipalities and other governmental entities. When these contracts expire, we generally must participate in highly competitive bidding processes in order to obtain or renew contracts.

Our current transit contract with the New York Metropolitan Transportation Authority (the “MTA”) represents 50% of our U.S. Media segment transit and other revenues, or 16% of our total U.S. Media segment revenues, in the three months ended September 30, 2017, and represents 53% of our U.S. Media segment transit and other revenues, or 16% of our total U.S. Media segment revenues, in the nine months ended September 30, 2017. On September 27, 2017, the board of directors of the MTA awarded the Company the transit advertising and communications concession agreement for subway, commuter rail (Metro-North and Long Island Railroad) and buses for a 10-year term, with an additional 5-year extension at our option, subject to the execution of a definitive agreement. Under the agreement, we will be obligated to deploy over 50,000 digital displays for advertising and MTA communications across the transit system over a number of years, commencing in 2018, and the MTA will be entitled to receive the greater of a percentage of revenues or a guaranteed minimum annual payment. Due to the change in the MTA’s revenue share percentage under the new agreement, we expect our transit franchise operating expenses to decline in year one of the new agreement as compared to prior historical periods, and gradually increase in subsequent years if our revenues increase over an annual base revenue amount. Incremental revenues that exceed an annual base revenue amount will be retained by us for the cost of deploying advertising and communications screens throughout the transit system. Our currently estimated deployment costs will be approximately $800 million for the full 15-year term and approximately $600 million for the first eight years of the term, and we anticipate these deployment costs will be recorded as Prepaid lease and transit franchise costs and Intangible assets on our Consolidated Statement of Financial Position. If incremental revenues generated over the term of the agreement are not sufficient to cover all or a portion of the deployment costs, the costs will not be recovered, which could have an adverse effect on our business, financial condition and results of operation. We expect to utilize third party financing to fund deployment costs, and will increase our letters of credit for the benefit of the MTA from approximately $30.0 million to $136.0 million, which is subject to change as equipment installations are completed and revenues are generated.

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

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions, except percentages)	2017	2016	% Change	2017	2016	% Change
Revenues	$392.4	$382.8	3%	$1,119.2	$1,116.5	—%
Organic revenues(a)(b)	389.1	383.5	1	1,107.0	1,098.3	1
Operating income	80.3	63.5	26	171.3	146.7	17
Adjusted OIBDA(b)	120.8	120.7	—	323.0	331.8	(3)
Funds from operations (“FFO”)(b)	78.2	81.9	(5)	201.8	209.6	(4)
Adjusted FFO (“AFFO”)(b)	78.2	83.7	(7)	194.8	216.9	(10)
Net income	50.7	38.1	33	90.3	64.3	40

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

Since Adjusted OIBDA, Adjusted OIBDA margin, FFO and AFFO and, as applicable, related per weighted average share amounts, are not measures calculated in accordance with GAAP, they should not be considered in isolation of, or as a substitute for, operating income (loss), net income (loss), revenues and net income (loss) per common share for diluted earnings per share, the most directly comparable GAAP financial measures, as indicators of operating performance. These measures, as we calculate them, may not be comparable to similarly titled measures employed by other companies. In addition, these measures do not necessarily represent funds available for discretionary use and are not necessarily a measure of our ability to fund our cash needs.

Reconciliation of Non-GAAP Financial Measures

The following table reconciles Operating income to Adjusted OIBDA, and Net income to FFO and AFFO.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions, except per share amounts)	2017	2016	2017	2016
Operating income	$80.3	$63.5	$171.3	$146.7
Restructuring charges	1.6	—	6.3	0.4
Loss on real estate assets held for sale	—	—	—	1.3
Net gain on dispositions	(14.1)	(2.3)	(13.6)	(1.7)
Depreciation	22.3	26.7	68.3	84.3
Amortization	25.5	28.3	74.6	87.0
Stock-based compensation	5.2	4.5	16.1	13.8
Adjusted OIBDA	$120.8	$120.7	$323.0	$331.8

Net income	$50.7	$38.1	$90.3	$64.3
Depreciation of billboard advertising structures	19.1	23.8	59.1	76.5
Amortization of real estate-related intangible assets	11.7	13.1	36.1	40.7
Amortization of direct lease acquisition costs	10.6	9.0	29.5	28.0
Loss on real estate assets held for sale	—	—	—	1.3
Net gain on disposition of billboard advertising structures	(14.1)	(2.3)	(13.6)	(1.7)
Adjustment related to equity-based investments	0.2	0.2	0.4	0.5
FFO	$78.2	$81.9	$201.8	$209.6

FFO per weighted average shares outstanding, diluted	$0.56	$0.59	$1.44	$1.51

FFO	$78.2	$81.9	$201.8	$209.6
Non-cash portion of income taxes	(1.3)	(1.6)	(7.4)	(0.2)
Cash paid for direct lease acquisition costs	(9.7)	(8.6)	(30.0)	(27.9)
Maintenance capital expenditures	(4.8)	(4.2)	(17.4)	(12.5)
Restructuring charges	1.6	—	6.3	0.4
Other depreciation	3.2	2.9	9.2	7.8
Other amortization	3.2	6.2	9.0	18.3
Stock-based compensation	5.2	4.5	16.1	13.8
Non-cash effect of straight-line rent	0.9	0.4	1.9	1.0
Accretion expense	0.6	0.6	1.8	1.8
Amortization of deferred financing costs	1.4	1.6	4.6	4.8
Income tax effect of adjustments(a)	(0.3)	—	(1.1)	—
AFFO	$78.2	$83.7	$194.8	$216.9

AFFO per weighted average shares outstanding, diluted	$0.56	$0.60	$1.39	$1.57

Net income per common share, diluted	$0.36	$0.28	$0.65	$0.46

Weighted average shares outstanding, diluted	140.9	138.5	139.7	138.4

(a)	Income tax effect related to Restructuring charges.

FFO in the three months ended September 30, 2017, of $78.2 million decreased 5% compared to the same prior-year period, primarily due to lower depreciation and amortization, partially offset by higher net income. AFFO in the three months ended September 30, 2017, was $78.2 million, a decrease of 7% compared to the same prior-year period, primarily due to higher income taxes, higher cash paid for direct lease acquisition costs and higher maintenance capital expenditures. FFO in the nine months ended September 30, 2017, of $201.8 million decreased 4% compared to the same prior-year period, primarily due to lower depreciation of billboard advertising structures and lower amortization of real estate-related intangible assets, partially offset by higher operating income. AFFO in the nine months ended September 30, 2017, was $194.8 million, a decrease of 10% compared to the same prior-year period, primarily due to higher income taxes, higher cash paid for direct lease acquisition costs and higher maintenance capital expenditures.

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

				(in constant dollars)(b)					(in constant dollars)(b)
(in millions, except	Three Months Ended September 30,		%	Three Months Ended September 30,	%	Nine Months Ended September 30,		%	Nine Months Ended September 30,	%
percentages)	2017	2016	Change	2016	Change	2017	2016	Change	2016	Change
Revenues:
Billboard	$272.4	$270.5	1%	$271.1	—%	$782.6	$794.5	(1)%	$794.8	(2)%
Transit and other	120.0	112.3	7	112.4	7	336.6	322.0	5	322.0	5
Total revenues	392.4	382.8	3	$383.5	2	1,119.2	1,116.5	—	$1,116.8	—
Foreign currency exchange impact	—	0.7				—	0.3
Constant dollar revenues(b)	$392.4	$383.5				$1,119.2	$1,116.8

Organic revenues(a):
Billboard	$269.1	$271.1	(1)	$271.1	(1)	$774.7	$781.9	(1)	$781.9	(1)
Transit and other	120.0	112.4	7	112.4	7	332.3	316.4	5	316.4	5
Total organic revenues(a)	389.1	383.5	1	383.5	1	1,107.0	1,098.3	1	1,098.3	1
Non-organic revenues:
Billboard	3.3	(0.6)	*	—	*	7.9	12.6	(37)	12.9	(39)
Transit and other	—	(0.1)	*	—	*	4.3	5.6	(23)	5.6	(23)
Total non-organic revenues	3.3	(0.7)	*	—	*	12.2	18.2	(33)	18.5	(34)
Total revenues	$392.4	$382.8	3	$383.5	2	$1,119.2	$1,116.5	—	$1,116.8	—

*	Calculation is not meaningful.

(a)	Organic revenues exclude revenues associated with significant acquisitions and divestitures, and the impact of foreign currency exchange rates (“non-organic revenues”).

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

Total revenues increased $9.6 million, or 3%, and organic revenues increased $5.6 million, or 1%, in the three months ended September 30, 2017, compared to the same prior-year period. In constant dollars, revenues increased $8.9 million, or 2%, and organic revenues increased $5.6 million, or 1%, for the three months ended September 30, 2017, compared to the same prior-year period. Total revenues increased slightly by $2.7 million and organic revenues increased $8.7 million, or 1%, in the nine months ended September 30, 2017, compared to the same prior-year period. In constant dollars, revenues increased slightly by $2.4 million and organic revenues increased $8.7 million, or 1%, for the nine months ended September 30, 2017, compared to the same prior-year period.

Non-organic revenues primarily reflects acquisitions and dispositions.

Total billboard revenues increased $1.9 million in the three months ended September 30, 2017, compared to the same prior-year period, principally driven by the impact of the Transaction (as defined in the “Segments Results of Operations: Other” section of this MD&A), conversion of traditional static billboard displays to digital billboard displays and higher proceeds from condemnations, partially offset by a decrease in average revenue per display (yield), the net effect of new and lost billboards in the period and the impact of hurricanes in the Florida and Texas markets. The decrease in average revenue per display (yield) is primarily due to a reduction in national advertising revenues, partially offset by an increase in local advertising revenues. In constant dollars, billboard revenues increased $1.3 million in the three months ended September 30, 2017, compared to the same prior-year period. Total billboard revenues decreased $11.9 million, or 1%, in the nine months ended September 30, 2017, compared to the same prior-year period, principally driven by a decrease in average revenue per display (yield), the impact of the Disposition, the net effect of new and lost billboards in the period, and the impact of the impact of hurricanes in the Florida and Texas markets, partially offset by higher proceeds from condemnations, the conversion of traditional static billboard displays to digital billboard displays and the impact of the Transaction. The decrease in average revenue per display (yield) is primarily due to a reduction in national advertising revenues, partially offset by an increase in local advertising revenues. In constant dollars, billboard revenues decreased $12.2 million in the nine months ended September 30, 2017, compared to the same prior-year period.

The decrease in organic billboard revenues in the three months ended September 30, 2017, compared to the same prior-year period, is primarily due to a decrease in average revenue per display (yield), as discussed above, the net effect of new and lost billboards in the period and the impact of hurricanes in the Florida and Texas markets, partially offset by the conversion of traditional static billboard displays to digital billboard displays and higher proceeds from condemnations. The decrease in organic billboard revenues in the nine months ended September 30, 2017, compared to the same prior-year period, is due to a decrease in average revenue per display (yield), as discussed above, the net effect of new and lost billboards in the period, the impact of hurricanes in the Florida and Texas markets, and lower performance in Canada, partially offset by higher proceeds from condemnations and the conversion of traditional static billboard displays to digital billboard displays.

Total transit and other revenues increased $7.7 million, or 7%, in the three months ended September 30, 2017, compared to the same prior-year period, driven by the net effect of won and lost franchises in the period, partially offset by a decrease in average revenue per display (yield). The decrease in average revenue per display (yield) is primarily due to a reduction in national advertising revenues, partially offset by an increase in local advertising revenues. Total transit and other revenues increased $14.6 million, or 5%, in the nine months ended September 30, 2017, compared to the same prior-year period, driven by the net effect of won and lost franchises in the period, partially offset by a decrease in average revenue per display (yield) and the impact of the Disposition. The decrease in average revenue per display (yield) is primarily due to a reduction in national advertising revenues, partially offset by an increase in local advertising revenues.

The increase in organic transit and other revenues in the three months ended September 30, 2017, compared to the same prior-year period, is due to the net effect of won and lost franchises in the period, partially offset by a decrease in average revenue per display (yield), as discussed above. The increase in organic transit and other revenues in the nine months ended September 30, 2017, compared to the same prior-year period, is due to the net effect of won and lost franchises in the period, partially offset by a decrease in average revenue per display (yield), as discussed above.

Expenses

	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
(in millions, except percentages)	2017	2016	Change	2017	2016	Change
Expenses:
Operating	$212.6	$201.5	6%	$617.8	$602.9	2%
Selling, general and administrative	64.2	65.1	(1)	194.5	195.6	(1)
Restructuring charges	1.6	—	*	6.3	0.4	*
Loss on real estate assets held for sale	—	—	*	—	1.3	*
Net gain on dispositions	(14.1)	(2.3)	*	(13.6)	(1.7)	*
Depreciation	22.3	26.7	(16)	68.3	84.3	(19)
Amortization	25.5	28.3	(10)	74.6	87.0	(14)
Total expenses	$312.1	$319.3	(2)	$947.9	$969.8	(2)

*	Calculation is not meaningful.

Operating Expenses

	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
(in millions, except percentages)	2017	2016	Change	2017	2016	Change
Operating expenses:
Billboard property lease	$93.8	$90.1	4%	$275.2	$271.2	1%
Transit franchise	62.3	57.1	9	175.5	166.9	5
Posting, maintenance and other	56.5	54.3	4	167.1	164.8	1
Total operating expenses	$212.6	$201.5	6	$617.8	$602.9	2

Billboard property lease expenses represented 34% of billboard revenues in the three months ended September 30, 2017 and 33% in the same prior-year period. The increase was due primarily to an increase in revenues on higher revenue-share billboards, higher lease costs upon lease renewal and the impact of the Transaction. Transit franchise expenses represented 62% of transit revenues in the three months ended September 30, 2017 and 60% in the same prior-year period. The increase in transit franchise expenses in the three months ended September 30, 2017, compared to the same prior-year period, was primarily due to the increase in transit revenues, primarily from new contracts. Billboard property lease and transit franchise expenses increased by $8.9 million in the three months ended September 30, 2017, compared to the same prior-year period. Billboard property lease expenses represented 35% of billboard revenues in the nine months ended September 30, 2017 and 34% in the same prior-year period. The increase in billboard property lease costs in the nine months ended September 30, 2017, was primarily due to an increase in U.S. Media segment billboard property lease costs, including a $1.5 million one-time true-up, and Canada billboard property lease costs, primarily as a result of the impact of the Transaction, partially offset by the impact of the Disposition (a decrease of $3.0 million). Transit franchise expenses represented 63% of transit revenues in the nine months ended September 30, 2017 and 62% in the same prior-year period. The increase in transit franchise expenses in the nine months ended September 30, 2017, compared to the same prior-year period, was primarily due to the increase in transit revenues, primarily from new contracts, partially offset by the impact of the Disposition (a decrease of $0.8 million). Billboard property lease and transit franchise expenses increased by $12.6 million in the nine months ended September 30, 2017, compared to the same prior-year period.

Posting, maintenance and other expenses increased $2.2 million, or 4%, in the three months ended September 30, 2017, compared to the same prior-year period, primarily due to the impact of hurricanes in the Florida and Texas markets and higher expenses related to our Sports Marketing operating segment. Posting, maintenance and other expenses increased $2.3 million in the nine months ended September 30, 2017, compared to the same prior-year period, primarily due to higher expenses related to our Sports Marketing operating segment and the impact of hurricanes in the Florida and Texas markets, partially offset by the impact of the Disposition (a decrease of $5.0 million).

Selling, General and Administrative Expenses (“SG&A”)

SG&A expenses represented 16% of Revenues in the three months ended September 30, 2017 and 17% in the three months ended September 30, 2016. SG&A expenses decreased $0.9 million or 1%, in the three months ended September 30, 2017, compared to the same prior-year period, primarily due to lower professional fees. SG&A expenses represented 17% of Revenues in the nine months ended September 30, 2017 and 18% in the nine months ended September 30, 2016. SG&A expenses decreased $1.1 million in the nine months ended September 30, 2017, compared to the same prior-year period, primarily due to lower professional fees and the impact of the Disposition (a decrease of $3.1 million), partially offset by higher compensation-related costs.

Net Gain (Loss) on Dispositions

Net gain on dispositions was $14.1 million for the three months ended September 30, 2017, which includes a non-cash gain of $13.2 million from the acquisition of digital billboards in the Boston, Massachusetts, DMA in exchange for static billboards in four non-metropolitan market clusters, and $2.3 million for the same prior year period. Net gain on dispositions was $13.6 million for the nine months ended September 30, 2017, which includes a non-cash gain of $13.2 million from the acquisition of digital billboards in the Boston, Massachusetts, DMA in exchange for static billboards in four non-metropolitan market clusters, and $1.7 million for the same prior-year period.

Depreciation

Depreciation decreased $4.4 million, or 16%, in the three months ended September 30, 2017, compared to the same prior-year period, due primarily to the increase in fully-depreciated advertising billboards, partially offset by higher depreciation associated with the increased number of digital billboards. Depreciation decreased $16.0 million, or 19%, in the nine months ended September 30, 2017, compared to the same prior-year period, due primarily to the increase in fully-depreciated advertising billboards and the impact of the Disposition, partially offset by higher depreciation associated with the increased number of digital billboards.

Amortization

Amortization decreased $2.8 million, or 10% in the three months ended September 30, 2017, compared to the same prior-year period, principally driven by lower amortization of intangible assets. Direct lease acquisition costs were $10.6 million in the three months ended September 30, 2017, compared to $9.0 million in the same prior-year period. Capitalized direct lease acquisition costs were $10.2 million in the three months ended September 30, 2017, and $9.0 million in the same prior-year period. Amortization decreased $12.4 million, or 14%, in the nine months ended September 30, 2017, compared to the same prior-year period, principally driven by lower amortization of intangible assets. Direct lease acquisition costs were $29.5 million in the nine months ended September 30, 2017, compared to $28.0 million in the same prior-year period. Capitalized direct lease acquisition costs were $29.1 million in the nine months ended September 30, 2017, and $27.9 million in the same prior-year period.

Interest Expense, Net

Interest expense, net, was $29.2 million (including $1.4 million of deferred financing costs) in the three months ended September 30, 2017, and $28.3 million (including $1.6 million of deferred financing costs) in the same prior-year period. Interest expense, net, was $85.9 million (including $4.6 million of deferred financing costs) in the nine months ended September 30, 2017, and $85.6 million (including $4.8 million of deferred financing costs) in the same prior-year period. (See the “Liquidity and Capital Resources” section of this MD&A.)

Benefit (Provision) for Income Taxes

The provision for income taxes was $2.0 million in the three months ended September 30, 2017, compared to a benefit for income taxes of $1.5 million in the same prior-year period. The benefit for income taxes was $0.8 million in the nine months ended September 30, 2017, compared to a provision for income taxes of $0.6 million in the same prior-year period.

Net Income

Net income was $50.7 million in the three months ended September 30, 2017, an increase of $12.6 million compared to the same prior-year period. Net income was $90.3 million in the nine months ended September 30, 2017, an increase of $26.0 million compared to the same prior-year period.

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

The following table presents our Revenues, Adjusted OIBDA, and Operating income (loss) by segment in the three and nine months ended September 30, 2017 and 2016. Historical financial information by reportable segment has been recast to reflect the current period’s presentation. On April 1, 2016, we completed the Disposition. Historical operating results for our advertising business in Latin America are included in Other.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2017	2016	2017	2016
Revenues:
U.S. Media	$363.0	$356.7	$1,037.2	$1,025.8
Other	29.4	26.1	82.0	90.7
Total revenues	392.4	382.8	1,119.2	1,116.5
Foreign currency exchange impact	—	0.7	—	0.3
Constant dollar revenues(a)	$392.4	$383.5	$1,119.2	$1,116.8

(a)	Revenues on a constant dollar basis are calculated as reported revenues excluding the impact of foreign currency exchange rates between periods.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2017	2016	2017	2016
Operating income	$80.3	$63.5	$171.3	$146.7
Restructuring charges	1.6	—	6.3	0.4
Loss on real estate assets held for sale	—	—	—	1.3
Net gain on dispositions	(14.1)	(2.3)	(13.6)	(1.7)
Depreciation	22.3	26.7	68.3	84.3
Amortization	25.5	28.3	74.6	87.0
Stock-based compensation	5.2	4.5	16.1	13.8
Total Adjusted OIBDA	$120.8	$120.7	$323.0	$331.8

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2017	2016	2017	2016
Adjusted OIBDA:
U.S. Media	$129.2	$129.3	$349.9	$347.9
Other	1.9	2.2	4.8	12.8
Corporate	(10.3)	(10.8)	(31.7)	(28.9)
Total Adjusted OIBDA	$120.8	$120.7	$323.0	$331.8

Operating income (loss):
U.S. Media	$100.7	$81.5	$232.1	$194.3
Other	(4.9)	(2.7)	(13.0)	(4.9)
Corporate	(15.5)	(15.3)	(47.8)	(42.7)
Total operating income	$80.3	$63.5	$171.3	$146.7

U.S. Media

	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
(in millions, except percentages)	2017	2016	Change	2017	2016	Change
Revenues:
Billboard	$254.9	$256.4	(1)%	$739.2	$743.4	(1)%
Transit and other	108.1	100.3	8	298.0	282.4	6
Total revenues	$363.0	$356.7	2	$1,037.2	$1,025.8	1

Organic revenues(a):
Billboard	$254.9	$256.4	(1)	$735.3	$740.7	(1)
Transit and other	108.1	100.3	8	293.7	278.0	6
Total organic revenues	363.0	356.7	2	1,029.0	1,018.7	1
Non-organic revenues:
Billboard	—	—	*	3.9	2.7	44
Transit and other	—	—	*	4.3	4.4	(2)
Total non-organic revenues	—	—	*	8.2	7.1	15
Total revenues	363.0	356.7	2	1,037.2	1,025.8	1
Operating expenses	(191.4)	(182.7)	5	(558.6)	(543.2)	3
SG&A expenses	(42.4)	(44.7)	(5)	(128.7)	(134.7)	(4)
Adjusted OIBDA	$129.2	$129.3	—	$349.9	$347.9	1

Operating income	$100.7	$81.5	24	$232.1	$194.3	19
Restructuring charges	0.4	—	*	2.3	0.4	*
Net gain on dispositions	(14.1)	(2.3)	*	(13.6)	(1.7)	*
Depreciation and amortization	42.2	50.1	(16)	129.1	154.9	(17)
Adjusted OIBDA	$129.2	$129.3	—	$349.9	$347.9	1

*	Calculation is not meaningful.

(a)	Organic revenues exclude revenues associated with significant acquisitions and divestitures (“non-organic revenues”).

Total U.S. Media segment revenues increased $6.3 million, or 2%, and U.S. Media segment organic revenues increased $6.3 million, or 2%, in the three months ended September 30, 2017, compared to the same prior-year period. Total U.S. Media segment revenues increased $11.4 million, or 1%, and U.S. Media segment organic revenues increased $10.3 million, or 1%, in the nine months ended September 30, 2017, compared to the same prior-year period. Non-organic revenues primarily reflect an acquisition.

Total U.S. Media segment revenue grew in the three months ended September 30, 2017, reflecting the net effect of won and lost franchises in the period, the conversion of traditional static billboard displays to digital billboard displays and higher proceeds from condemnations, partially offset by a decrease in average revenue per display (yield) in billboards and transit, the net effect of new and lost billboards in the period, and the impact of hurricanes in the Florida and Texas markets. In the three months ended September 30, 2017, we generated approximately 45% of our U.S. Media segment revenues from national advertising campaigns compared to approximately 47% in the same prior-year period. We have seen a softening of advertising revenues from national accounts across a variety of industry categories, primarily automotive, financial services and movies. Total U.S. Media segment revenue grew in the nine months ended September 30, 2017, reflecting the net effect of won and lost franchises in the period, higher proceeds from condemnations, and the conversion of traditional static billboard displays to digital billboard displays, partially offset by a decrease in average revenue per display (yield) in billboards and transit, the net effect of new and lost billboards in the period, and the impact of hurricanes in the Florida and Texas markets. In the nine months ended September 30, 2017, we generated approximately 43% of our U.S. Media segment revenues from national advertising campaigns compared to approximately 46% in the same prior-year period. We have seen a softening of advertising revenues from national accounts across a variety of industry categories, primarily automotive, telecom/utilities and travel/leisure.

Revenues from U.S. Media segment billboards decreased $1.5 million in the three months ended September 30, 2017, compared to the same prior-year period, primarily reflecting a decrease in average revenue per display (yield), the net effect of new and lost billboards in the period, and the impact of hurricanes in the Florida and Texas markets, partially offset by the conversion of traditional static billboard displays to digital billboard displays and higher proceeds from condemnations. The decrease in average revenue per display (yield) is primarily due to a reduction in national advertising revenues, partially offset by an increase in local advertising revenues. Revenues from U.S. Media segment billboards decreased $4.2 million, or 1%, in the nine months ended September 30, 2017, compared to the same prior-year period, reflecting a decrease in average revenue per display (yield), the net effect of new and lost billboards in the period, and the impact of hurricanes in the Florida and Texas markets, partially offset by higher proceeds from condemnations and the conversion of traditional static billboard displays to digital billboard displays. The decrease in average revenue per display (yield) is primarily due to a reduction in national advertising revenues, partially offset by an increase in local advertising revenues.

Organic revenues from U.S. Media segment billboards decreased $5.4 million, or 1%, in the nine months ended September 30, 2017, compared to the same prior-year period, primarily due to a decrease in average revenue per display (yield), as discussed above, the net effect of new and lost billboards in the period, and the impact of hurricanes in the Florida and Texas markets, partially offset by higher proceeds from condemnations and the conversion of traditional static billboard displays to digital billboard displays.

Transit and other revenues in the U.S. Media segment increased $7.8 million, or 8%, in the three months ended September 30, 2017, compared to the same prior-year period, reflecting the net effect of won and lost franchises in the period, partially offset by a decrease in average revenue per display (yield). The decrease in average revenue per display (yield) is primarily due to a reduction in national advertising revenues, partially offset by local advertising revenues. Transit and other revenues in the U.S. Media segment increased $15.6 million, or 6%, in the nine months ended September 30, 2017, compared to the same prior-year period, reflecting the net effect of won and lost franchises in the period, partially offset by a decrease in average revenue per display (yield). The decrease in average revenue per display (yield) is primarily due to a reduction in national advertising revenues, partially offset by an increase in local advertising revenues.

Organic transit and other revenues in the U.S. Media segment increased $15.7 million, or 6%, in the nine months ended September 30, 2017, compared to the same prior-year period, reflecting the net effect of won and lost franchises in the period, partially offset by a decrease in average revenue per display (yield), as discussed above.

U.S. Media segment operating expenses increased $8.7 million, or 5%, in the three months ended September 30, 2017, compared to the same prior-year period, primarily due to increased transit franchise expenses resulting from an increase in transit revenues, primarily from new contracts, and increased billboard property lease costs. U.S. Media segment SG&A expenses decreased $2.3 million, or 5%, in the three months ended September 30, 2017, compared to the same prior-year period, primarily due to lower professional fees. U.S. Media segment operating expenses increased $15.4 million, or 3%, in the nine months ended September 30, 2017, compared to the same prior-year period, primarily due to increased transit franchise expenses resulting from an increase in transit revenues, primarily from new contracts, and increased billboard property lease costs, including a $1.5 million one-time true up. U.S. Media segment SG&A expenses decreased $6.0 million, or 4%, in the nine months ended September 30, 2017, compared to the same prior-year period, primarily due to lower professional fees.

U.S. Media segment Adjusted OIBDA decreased by $0.1 million in the three months ended September 30, 2017, compared to the same prior-year period. Adjusted OIBDA margin was 36% in each of the three months ended September 30, 2017 and 2016. U.S. Media segment Adjusted OIBDA increased $2.0 million, or 1%, in the nine months ended September 30, 2017, compared to the same prior-year period. Adjusted OIBDA margin was 34% in each of the nine months ended September 30, 2017 and 2016.

Other

				(in constant dollars)(a)					(in constant dollars)(a)
(in millions, except	Three Months Ended September 30,		%	Three Months Ended September 30,	%	Nine Months Ended September 30,		%	Nine Months Ended September 30,	%
percentages)	2017	2016	Change	2016	Change	2017	2016	Change	2016	Change
Total revenues	$29.4	$26.1	13%	$26.8	10%	$82.0	$90.7	(10)%	$91.0	(10)%
Operating expenses	(21.2)	(18.8)	13	(19.3)	10	(59.2)	(59.7)	(1)	(60.0)	(1)
SG&A expenses	(6.3)	(5.1)	24	(5.3)	19	(18.0)	(18.2)	(1)	(18.3)	(2)
Adjusted OIBDA	$1.9	$2.2	(14)	$2.2	(14)	$4.8	$12.8	(63)	$12.7	(62)

Operating loss	$(4.9)	$(2.7)	81			$(13.0)	$(4.9)	165
Restructuring charges	1.2	—	*			4.0	—	*
Loss on real estate assets held for sale	—	—	*			—	1.3	*
Depreciation and amortization	5.6	4.9	14			13.8	16.4	(16)
Adjusted OIBDA	$1.9	$2.2	(14)			$4.8	$12.8	(63)

*	Calculation is not meaningful.

(a)	Revenues on a constant dollar basis are calculated as reported revenues excluding the impact of foreign currency exchange rates between periods.

On June 13, 2017, certain subsidiaries of OUTFRONT Media Inc. acquired the equity interests of certain subsidiaries of All Vision LLC (“All Vision”), which hold substantially all of All Vision’s existing outdoor advertising assets in Canada, and effectuated an amalgamation of All Vision’s Canadian business with our Canadian business (the “Transaction”).

Total Other revenues increased $3.3 million, or 13%, in the three months ended September 30, 2017, compared to the same prior-year period, reflecting the impact of the Transaction. In constant dollars, total Other revenues increased 10% in the three months ended September 30, 2017, compared to the same prior-year period, driven by the impact of the Transaction. Total Other revenues decreased $8.7 million, or 10%, in the nine months ended September 30, 2017, compared to the same prior-year period, reflecting the impact of the Disposition (a decrease of $11.4 million), partially offset by the impact of the Transaction and an increase in our Sports Marketing operating segment. In constant dollars, total Other revenues decreased 10% in the nine months ended September 30, 2017, compared to the same prior-year period, driven by the impact of the Disposition (a decrease of $11.4 million), partially offset by the impact of the Transaction and an increase in our Sports Marketing operating segment.

Other operating expenses increased $2.4 million, or 13%, in the three months ended September 30, 2017, compared to the same prior-year period, driven by higher billboard property lease costs and higher expenses related to renewed contracts in our Sports Marketing operating segment, partially offset by foreign currency exchange rates. Other SG&A expenses increased $1.2 million, or 24%, in the three months ended September 30, 2017, compared to the prior-year period, primarily driven by higher expenses related to our Sports Marketing operating segment, partially offset by foreign currency exchange rates. Other operating expenses decreased $0.5 million, or 1%, in the nine months ended September 30, 2017, compared to the same prior-

year period, driven by the impact of the Disposition (a decrease of $8.8 million) and foreign currency exchange rates, partially offset by higher expenses related to renewed contracts in our Sports Marketing operating segment. Other SG&A expenses decreased $0.2 million, or 1%, in the nine months ended September 30, 2017, compared to the prior-year period, primarily driven by the impact of the Disposition (a decrease of $3.1 million) and foreign currency exchange rates, partially offset by higher expenses related to our Sports Marketing operating segment.

Other Adjusted OIBDA decreased $0.3 million, or 14%, in the three months ended September 30, 2017, compared to the same prior-year period, primarily driven by our Sports Marketing operating segment, partially offset by the impact of the Transaction. Other Adjusted OIBDA decreased $8.0 million, 63%, in the nine months ended September 30, 2017, compared to the same prior-year period, primarily driven by our Sports Marketing operating segment and lower performance in Canada, partially offset by the impact of the Disposition.

Corporate

Corporate expenses primarily include expenses associated with employees who provide centralized services. Corporate expenses, excluding stock-based compensation, were $10.3 million in the three months ended September 30, 2017, compared to $10.8 million in the same prior-year period, primarily due to lower professional fees, partially offset by increased compensation-related expenses. Corporate expenses, excluding stock-based compensation, were $31.7 million in the nine months ended September 30, 2017, compared to $28.9 million in the same prior-year period, primarily due to higher professional fees incurred in connection with the Transaction in the second quarter of 2017 and costs incurred in connection with the Amendment (as defined in the “Liquidity and Capital Resources” section of this MD&A) in the first quarter of 2017, and increased compensation-related expenses.

Liquidity and Capital Resources

	As of
(in millions, except percentages)	September 30, 2017	December 31, 2016	% Change
Assets:
Cash and cash equivalents	$42.0	$65.2	(36)%
Receivables, less allowance ($10.5 in 2017 and $9.2 in 2016)	240.6	222.0	8
Prepaid lease and transit franchise costs	47.8	67.4	(29)
Other prepaid expenses	21.9	15.8	39
Other current assets	8.5	7.8	9
Total current assets	360.8	378.2	(5)
Liabilities:
Accounts payable	44.4	85.6	(48)
Accrued compensation	25.2	33.9	(26)
Accrued interest	23.9	15.7	52
Accrued lease costs	29.8	26.7	12
Other accrued expenses	48.9	54.8	(11)
Deferred revenues	28.8	20.2	43
Short-term debt	73.0	—	*
Other current liabilities	19.8	14.6	36
Total current liabilities	293.8	251.5	17
Working capital	$67.0	$126.7	(47)

*	Calculation is not meaningful.

We continually project anticipated cash requirements for our operating, investing and financing needs as well as cash flows generated from operating activities available to meet these needs. Due to seasonal advertising patterns and influences on advertising markets, our revenues and operating income are typically highest in the fourth quarter, during the holiday shopping season, and lowest in the first quarter, as advertisers cut back on spending following the holiday shopping season. Further, certain of our municipal transit contracts, as well as our marketing and multimedia rights agreements with colleges and universities, require guaranteed minimum annual payments to be paid at the beginning of the year.

Our short-term cash requirements primarily include payments for operating leases, guaranteed minimum annual payments, capital expenditures, interest and dividends. Funding for short-term cash needs will come primarily from our cash on hand, operating cash flows, our ability to issue debt and equity securities, and borrowing capacity under the Revolving Credit Facility (as defined below), the AR Facility (as defined below) or other secured credit facilities that we may establish.

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

Our long-term cash needs include principal payments on outstanding indebtedness and commitments related to operating leases and franchise agreements, including any related deployment costs. Funding for long-term cash needs will come from our cash on hand, operating cash flows, our ability to issue debt and equity securities, and borrowing capacity under the Revolving Credit Facility, the AR Facility or other secured credit facilities that we may establish.

Our decline in working capital during the nine months ended September 30, 2017, is due to short-term borrowings primarily used to finance the Transaction and due to the change in timing of transit franchise payments to the MTA under the short-term extension of our existing contracts for transit advertising services.

Under the MTA agreement, we will be obligated to deploy over 50,000 digital displays for advertising and MTA communications across the transit system over a number of years, commencing in 2018, and the MTA will be entitled to receive the greater of a percentage of revenues or a guaranteed minimum annual payment. Due to the change in the MTA’s revenue share percentage under the new agreement, we expect our transit franchise operating expenses to decline in year one of the new agreement as compared to prior historical periods, and gradually increase in subsequent years if our revenues increase over an annual base revenue amount. Incremental revenues that exceed an annual base revenue amount will be retained by us for the cost of deploying advertising and communications screens throughout the transit system. Our currently estimated deployment costs will be approximately $800 million for the full 15-year term and approximately $600 million for the first eight years of the term, and we anticipate these deployment costs will be recorded as Prepaid lease and transit franchise costs and Intangible assets on our Consolidated Statement of Financial Position. If incremental revenues generated over the term of the agreement are not sufficient to cover all or a portion of the deployment costs, the costs will not be recovered, which could have an adverse effect on our business, financial condition and results of operation. We expect to utilize third party financing to fund deployment costs, and will increase our letters of credit for the benefit of the MTA from approximately $30.0 million to $136.0 million, which is subject to change as equipment installations are completed and revenues are generated.

As of September 30, 2017, we had total indebtedness of $2.2 billion.

On October 25, 2017, we announced that our board of directors approved a quarterly cash dividend of $0.36 per share on our common stock, payable on December 29, 2017, to stockholders of record at the close of business on December 8, 2017.

Debt

Debt, net, consists of the following:

	As of
(in millions, except percentages)	September 30, 2017	December 31, 2016
Short-term debt:
AR Facility	$73.0	$—
Total short-term debt	73.0	—

Long-term debt:
Term loan	667.7	659.0

Senior unsecured notes:
5.250% senior unsecured notes, due 2022	549.5	549.5
5.625% senior unsecured notes, due 2024	502.7	503.0
5.875% senior unsecured notes, due 2025	450.0	450.0
Total senior unsecured notes	1,502.2	1,502.5

Debt issuance costs	(25.2)	(24.7)
Total long-term debt, net	2,144.7	2,136.8

Total debt, net	$2,217.7	$2,136.8

Weighted average cost of debt	4.8%	4.8%

	Payments Due by Period
(in millions)	Total	2017	2018-2019	2020-2021	2022 and thereafter
Long-term debt	$2,170.0	$—	$—	$—	$2,170.0
Interest	750.5	106.7	214.3	214.3	215.2
Total	$2,920.5	$106.7	$214.3	$214.3	$2,385.2

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

Term Loan

The interest rate on the Term Loan was 3.5% per annum as of September 30, 2017. As of September 30, 2017, a discount of $2.3 million on the Term Loan remains unamortized. The discount is being amortized through Interest expense, net, on the Consolidated Statement of Operations.

Revolving Credit Facility

As of September 30, 2017, there were no outstanding borrowings under the Revolving Credit Facility.

The commitment fee based on the amount of unused commitments under the Revolving Credit Facility was $0.4 million in each of the three months ended September 30, 2017 and 2016, $1.1 million in the nine months ended September 30, 2017, and $1.4 million in the nine months ended September 30, 2016. As of September 30, 2017, we had issued letters of credit totaling approximately $1.7 million against the Revolving Credit Facility.

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

The AR Facility is accounted for as a collateralized financing activity, rather than a sale of assets, and therefore: (i) accounts receivable balances pledged as collateral are presented as assets and the borrowings are presented as liabilities on our Consolidated Statements of Financial Position, (ii) our Consolidated Statements of Operations reflect the associated charges for bad debt expense related to pledged accounts receivable (a component of selling, general and administrative expenses) and interest expense associated with the collateralized borrowings and (iii) receipts from customers related to the underlying accounts receivable are reflected as operating cash flows and borrowings and repayments under the collateralized loans are reflected as financing cash flows within our Consolidated Statements of Cash Flows.

As of September 30, 2017, there were $73.0 million of outstanding borrowings under the AR Facility at a borrowing rate of approximately 2.2%, which were primarily used to repay previously outstanding amounts under the Revolving Credit Facility. The commitment fee based on the amount of unused commitments under the AR Facility was immaterial for each of the three and nine months ended September 30, 2017.

Senior Unsecured Notes

As of September 30, 2017, a discount of $0.5 million on $150.0 million aggregate principal amount of the 5.250% Senior Unsecured Notes due 2022, remains unamortized. The discount is being amortized through Interest expense, net, on the Consolidated Statement of Operations.

As of September 30, 2017, a premium of $2.7 million on $100.0 million aggregate principal amount of the 5.625% Senior Unsecured Notes due 2024, remains unamortized. The premium is being amortized through Interest expense, net, on the Consolidated Statement of Operations.

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

The terms of the Credit Agreement require that, as long as any commitments remain outstanding under the Revolving Credit Facility, we maintain a Consolidated Net Secured Leverage Ratio, which is the ratio of (i) our consolidated secured debt (less up to $150.0 million of unrestricted cash) to (ii) our Consolidated EBITDA (as defined in the Credit Agreement) for the trailing four consecutive quarters, of no greater than 4.0 to 1.0. As of September 30, 2017, our Consolidated Net Secured Leverage Ratio was 1.4 to 1.0, as adjusted to give pro forma effect to an acquisition, in accordance with the Credit Agreement. The Credit Agreement also requires that, in connection with the incurrence of certain indebtedness, we satisfy a Consolidated Total Leverage Ratio, which is the ratio of our consolidated total debt to our Consolidated EBITDA for the trailing four consecutive quarters, of no greater than 6.0 to 1.0. As of September 30, 2017, our Consolidated Total Leverage Ratio was 4.8 to 1.0, as adjusted to give pro forma effect to an acquisition, in accordance with the Credit Agreement. As of September 30, 2017, we are in compliance with our debt covenants.

Letter of Credit Facilities

As of September 30, 2017, we had issued letters of credit totaling approximately $100.3 million under our aggregate $111.8 million letter of credit facilities. The total fees under the letter of credit facilities were immaterial in each of the three and nine months ended September 30, 2017 and 2016.

Deferred Financing Costs

As of September 30, 2017, we had deferred $30.1 million in fees and expenses associated with the Term Loan, Revolving Credit Facility, the AR Facility and our senior unsecured notes. We are amortizing the deferred fees through Interest expense, net, on the Consolidated Statement of Operations over the respective terms of the Term Loan, Revolving Credit Facility and our senior unsecured notes.

Cash Flows

The following table sets forth our cash flows in the nine months ended September 30, 2017 and 2016.

	Nine Months Ended
	September 30,		%
(in millions, except percentages)	2017	2016	Change
Cash provided by operating activities	$182.6	$200.7	(9)%
Cash used for investing activities	(119.8)	(19.9)	*
Cash used for financing activities	(86.6)	(209.3)	(59)
Effect of exchange rate changes on cash and cash equivalents	0.6	—	*
Net decrease to cash and cash equivalents	$(23.2)	$(28.5)	(19)

*	Calculation is not meaningful.

Cash provided by operating activities decreased $18.1 million in the nine months ended September 30, 2017, compared to the same prior-year period, principally as a result of lower net income, as adjusted for non-cash items.

Cash used for investing activities increased $99.9 million in the nine months ended September 30, 2017, compared to the same prior-year period. In the nine months ended September 30, 2017, we incurred $58.6 million in capital expenditures and completed several acquisitions for total cash payments of approximately $62.8 million. In the nine months ended September 30, 2016, we incurred $45.6 million in capital expenditures, completed several acquisitions for total cash payments of approximately $64.7 million and received $90.4 million in proceeds from dispositions.

The following table presents our capital expenditures in the nine months ended September 30, 2017 and 2016.

	Nine Months Ended
	September 30,		%
(in millions, except percentages)	2017	2016	Change
Growth	$41.2	$33.1	24%
Maintenance	17.4	12.5	39
Total capital expenditures	$58.6	$45.6	29

Capital expenditures increased $13.0 million, or 29%, in the nine months ended September 30, 2017, compared to the same prior-year period, driven by an increase in digital billboard display spending.

For the full year of 2017, we expect our capital expenditures to be approximately $75.0 million, which will be used primarily for maintenance, growth in digital displays, installation of the most current LED lighting technology to improve the quality and extend the life of our static billboards, and to renovate certain office facilities. This estimate does not include deployment costs that will be incurred in connection with the MTA agreement, which we anticipate will be recorded as Prepaid lease and transit franchise costs and Intangible assets on our Consolidated Statement of Financial Position, as applicable.

Cash used for financing activities decreased $122.7 million in the nine months ended September 30, 2017, compared to the same prior-year period. In the nine months ended September 30, 2017, we received proceeds from an incremental borrowing on our Term Loan of $8.3 million, drew net borrowings of $73.0 million on our short-term borrowing facilities, incurred additional deferred financing costs of $7.7 million and paid cash dividends of $151.0 million. In the nine months ended September 30, 2016, we made discretionary payments totaling $60.0 million on the Term Loan and paid cash dividends of $141.7 million.

Cash paid for income taxes was $6.6 million for the nine months ended September 30, 2017, compared to $0.8 million for the nine months ended September 30, 2016, due primarily to higher income from taxable REIT subsidiaries in 2017 and the impact of a reimbursement of historical tax payments received in 2016 from our former parent company, CBS Corporation.

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

Forward-looking statements involve numerous risks and uncertainties and you should not rely on them as predictions of future events. Forward-looking statements depend on assumptions, data or methods that may be incorrect or imprecise and may not be able to be realized. We do not guarantee that the transactions and events described will happen as described (or that they will happen at all). The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:

•	Declines in advertising and general economic conditions;

•	Competition;

•	Government regulation;

•	Our inability to increase the number of digital advertising displays in our portfolio;

•	Our ability to implement our digital display platform and deploy digital advertising displays to our customers;

•	Taxes, fees and registration requirements;

•	Our ability to obtain and renew key municipal contracts on favorable terms;

•	Decreased government compensation for the removal of lawful billboards;

•	Content-based restrictions on outdoor advertising;

•	Environmental, health and safety laws and regulations;

•	Seasonal variations;

•	Acquisitions and other strategic transactions that we may pursue could have a negative effect on our results of operations;

•	Dependence on our management team and other key employees;

•	The ability of our board of directors to cause us to issue additional shares of stock without stockholder approval;

•	Certain provisions of Maryland law may limit the ability of a third party to acquire control of us;

•	Our rights and the rights of our stockholders to take action against our directors and officers are limited;

•	Our substantial indebtedness;

•	Restrictions in the agreements governing our indebtedness;

•	Incurrence of additional debt;

•	Interest rate risk exposure from our variable-rate indebtedness;

•	Our ability to generate cash to service our indebtedness;

•	Cash available for distributions;

•	Hedging transactions;

•	Diverse risks in our Canadian business;

•	A breach of our security measures;

•	Changes in regulations and consumer concerns regarding privacy, information security and data, or any failure or perceived failure to comply with these regulations or our internal policies;

•	Asset impairment charges for goodwill;

•	Our failure to remain qualified to be taxed as a REIT;

•	REIT distribution requirements;

•	Availability of external sources of capital;

•	We may face other tax liabilities even if we remain qualified to be taxed as a REIT;

•	Complying with REIT requirements may cause us to liquidate investments or forgo otherwise attractive opportunities;

•	Our ability to contribute certain contracts to a taxable REIT subsidiary (“TRS”);

•	Our planned use of TRSs may cause us to fail to remain qualified to be taxed as a REIT;

•	REIT ownership limits;

•	Complying with REIT requirements may limit our ability to hedge effectively;

•	Failure to meet the REIT income tests as a result of receiving non-qualifying income;

•	Even if we remain qualified to be taxed as a REIT, and we sell assets, we could be subject to tax on any unrealized net built-in gains in the assets held before electing to be treated as a REIT;

•	The Internal Revenue Service (the “IRS”) may deem the gains from sales of our outdoor advertising assets to be subject to a 100% prohibited transaction tax;

•	Establishing an operating partnership as part of our REIT structure; and

•	The execution of a definitive advertising and communications concession agreement with the MTA in a timely manner and on terms consistent with those approved by the MTA’s board of directors.

While forward-looking statements reflect our good-faith beliefs, they are not guarantees of future performance. All forward-looking statements in this Quarterly Report on Form 10-Q apply as of the date of this report or as of the date they were made and, except as required by applicable law, we disclaim any obligation to publicly update or revise any forward-looking statement to reflect changes in underlying assumptions or factors of new information, data or methods, future events or other changes. For a further discussion of these and other factors that could impact our future results, performance or transactions, see the section entitled “Risk Factors” in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on February 23, 2017. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider any such list to be a complete set of all potential risks or uncertainties.

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

We do not currently use derivatives or other financial instruments to mitigate our exposure to commodity price risk. However, we do enter into contracts with commodity providers to limit our exposure to commodity price fluctuations. For the year ended December 31, 2016, such contracts accounted for 8.9% of our total utility costs. As of September 30, 2017, we had active electricity purchase agreements with fixed contract rates for locations throughout Connecticut, Illinois, New Jersey, New York, Pennsylvania, Ohio and Texas, which expire at various dates in July 2018.

Foreign Exchange Risk

Foreign currency translation risk is the risk that exchange rate gains or losses arise from translating foreign entities’ statements of earnings and statements of financial position from functional currency to our reporting currency (the U.S. Dollar) for consolidation purposes. Any gain or loss on translation is included within comprehensive income and Accumulated other comprehensive income on our Consolidated Statement of Financial Position. The functional currency of our international subsidiaries is their respective local currency. As of September 30, 2017, we have $4.1 million of unrecognized foreign currency translation losses included within Accumulated other comprehensive income on our Consolidated Statement of Financial Position.

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

As of September 30, 2017, we had a $670.0 million variable-rate Term Loan due 2024 outstanding, which has an interest rate of 3.5% per year. An increase or decrease of 1/4% in our interest rate on the Term Loan will change our annualized interest expense by approximately $1.7 million.

As of September 30, 2017, we had $73.0 million of outstanding borrowings under our variable rate AR Facility, at a borrowing rate of approximately 2.2%. An increase or decrease of 1/4% in our interest rate on the AR Facility will change our annualized interest expense by approximately $0.2 million.

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

Implementing our digital display platform, and the deployment of digital advertising displays to our customers, may be more difficult, costly or time consuming than expected and the anticipated benefits may not be fully realized.

The success of the digital display platform we are currently developing and the deployment of digital advertising displays to our customers, such as the MTA, and the realization of any anticipated benefits, will depend, in part, on our ability to finalize and demonstrate the value-added capabilities of our digital display platform and our ability to deliver and install digital displays to our customers in satisfaction of our contractual obligations, including delivery and installation to scale and within complex transit infrastructures. If we fail to satisfy our contractual obligations and/or the digital display platform and/or the digital advertising displays that we provide to our customers do not meet our customers’ expectations or are found to be defective, or if we are unable to realize the anticipated benefits of these products due to reduced market demand for these products or digital advertising generally, then we may incur financial liability and harm our reputation, which could have an adverse effect on our business, financial condition and results of operation.

Implementing our digital display platform and deploying digital advertising displays to our customers in satisfaction of our contractual obligations requires the Company to incur significant costs, which the Company may not be able to recover from its customers. See “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Any costs currently anticipated may significantly increase if we incur cost overruns due to the increased costs of digital displays, materials and labor, delays in construction caused by us, our subcontractors and/or our customers, and insurance, bonding and litigation expenses or other factors beyond our control, which could have an adverse effect on our business, financial condition and results of operations, including cash flow timing and negative publicity. We currently expect to utilize third-party financing to fund a portion of these costs, which could subject the Company to additional costs, liabilities and risks. See “Part I, Item 1A. Risk Factors—Risks Related to Our Business and Operations—Despite our substantial indebtedness level, we and our subsidiaries may be able to incur substantially more indebtedness, including secured indebtedness. This could further exacerbate the risks to our financial condition described above.” of our Annual Report on Form 10-K for the year ended December 31, 2016.

Further, we rely on third parties to manufacture and transport digital displays, and if we are not able to engage third parties on reasonable pricing or other terms, due to the insufficient capacity of a particular manufacturer, market-wide supply shortages, logistics disruptions or otherwise, or if the third parties that we engage fail to meet their obligations to us, we may be unable to deploy digital advertising displays to our customers in a timely manner or at all, and may fail to satisfy our contractual obligations, which could have an adverse effect on our business, financial condition and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

None.

Purchases of Equity Securities by the Issuer

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Remaining Authorizations
July 1, 2017 through July 31, 2017	—	$—	—	—
August 1, 2017 through August 31, 2017	—	—	—	—
September 1, 2017 through September 30, 2017	—	—	—	—
Total	—	—	—	—

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

See Exhibit Index immediately following this Item, which is incorporated herein by reference.

EXHIBIT INDEX

Exhibit Number	Description

10.1	Employment Agreement with Andrew R. Sriubas, dated as of July 28, 2017.

10.2	Employment Agreement with Jeremy J. Male, dated as of September 18, 2017.

31.1	Certification of the Chief Executive Officer of OUTFRONT Media Inc. pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of OUTFRONT Media Inc. pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer of OUTFRONT Media Inc. furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002.

32.2	Certification of the Chief Financial Officer of OUTFRONT Media Inc. furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Calculation Linkbase

101.DEF	XBRL Taxonomy Definition Document

101.LAB	XBRL Taxonomy Label Linkbase

101.PRE	XBRL Taxonomy Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OUTFRONT MEDIA INC.

By:	/s/ Donald R. Shassian
	Name:	Donald R. Shassian
	Title:	Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

Date: November 7, 2017