Form 10-K
period 2017-12-31
OUTFRONT Media Inc.
filed 2018-02-28
CIK 1579877

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of June 30, 2017, the last business day of the registrant's most recently completed second fiscal quarter, was $3.2 billion based upon the closing price reported for such date on the New York Stock Exchange.

As of February 26, 2018, the number of shares outstanding of the registrant’s common stock was 139,119,495.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's Proxy Statement for the 2018 Annual Meeting of Stockholders are incorporated herein by reference into Part III of this Annual Report on Form 10-K where indicated. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant's fiscal year ended December 31, 2017.

OUTFRONT Media Inc.

Except as otherwise indicated or unless the context otherwise requires, all references in this Annual Report on Form 10-K to (i) “OUTFRONT Media,” “the Company,” “we,” “our,” “us” and “our company” mean OUTFRONT Media Inc., a Maryland corporation, and unless the context requires otherwise, its consolidated subsidiaries, and (ii) the “25 largest markets in the U.S.,” “140 markets in the U.S. and Canada” and “Nielsen Designated Market Areas” are based, in whole or in part, on Nielsen Media Research’s Designated Market Area rankings as of January 1, 2018.

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

Forward-looking statements involve numerous risks and uncertainties and you should not rely on them as predictions of future events. Forward-looking statements depend on assumptions, data or methods that may be incorrect or imprecise and may not be able to be realized. We do not guarantee that the transactions and events described will happen as described (or that they will happen at all). The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:

•	Declines in advertising and general economic conditions;

•	Competition;

•	Government regulation;

•	Our inability to increase the number of digital advertising displays in our portfolio;

•	Our ability to implement our digital display platform and deploy digital advertising displays to our transit franchise partners;

•	Taxes, fees and registration requirements;

•	Our ability to obtain and renew key municipal contracts on favorable terms;

•	Decreased government compensation for the removal of lawful billboards;

•	Content-based restrictions on outdoor advertising;

•	Environmental, health and safety laws and regulations;

•	Seasonal variations;

•	Acquisitions and other strategic transactions that we may pursue could have a negative effect on our results of operations;

•	Dependence on our management team and other key employees;

•	The ability of our board of directors to cause us to issue additional shares of stock without stockholder approval;

•	Certain provisions of Maryland law may limit the ability of a third party to acquire control of us;

•	Our rights and the rights of our stockholders to take action against our directors and officers are limited;

•	Our substantial indebtedness;

•	Restrictions in the agreements governing our indebtedness;

•	Incurrence of additional debt;

•	Interest rate risk exposure from our variable-rate indebtedness;

•	Our ability to generate cash to service our indebtedness;

•	Cash available for distributions;

•	Hedging transactions;

•	Diverse risks in our Canadian business;

•	A breach of our security measures;

•	Changes in regulations and consumer concerns regarding privacy, information security and data, or any failure or perceived failure to comply with these regulations or our internal policies;

•	Asset impairment charges for goodwill;

•	Our failure to remain qualified to be taxed as a real estate investment trust (“REIT”);

•	REIT distribution requirements;

•	Availability of external sources of capital;

•	We may face other tax liabilities even if we remain qualified to be taxed as a REIT;

•	Complying with REIT requirements may cause us to liquidate investments or forgo otherwise attractive opportunities;

•	Our ability to contribute certain contracts to a taxable REIT subsidiary (“TRS”);

•	Our planned use of TRSs may cause us to fail to remain qualified to be taxed as a REIT;

•	REIT ownership limits;

•	Complying with REIT requirements may limit our ability to hedge effectively;

•	Failure to meet the REIT income tests as a result of receiving non-qualifying income;

•	Even if we remain qualified to be taxed as a REIT, and we sell assets, we could be subject to tax on any unrealized net built-in gains in the assets held before electing to be treated as a REIT;

•	The Internal Revenue Service (the “IRS”) may deem the gains from sales of our outdoor advertising assets to be subject to a 100% prohibited transaction tax;

•	Establishing operating partnerships as part of our REIT structure; and

•	U.S. federal tax reform legislation could affect us in ways that are difficult to anticipate.

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

PART I

Item 1. Business.

Overview

OUTFRONT Media is a real estate investment trust (“REIT”), which provides advertising space (“displays”) on out-of-home advertising structures and sites in the United States (the “U.S.”) and Canada. We are one of the largest providers of advertising space on out-of-home advertising structures and sites across the U.S. and Canada. Our inventory consists of billboard displays, which are primarily located on the most heavily traveled highways and roadways in top Nielsen Designated Market Areas (“DMAs”), and transit advertising displays operated under exclusive multi-year contracts with municipalities in large cities across the U.S. and Canada. We also have marketing and multimedia rights agreements with colleges, universities and other educational institutions, which entitle us to operate on-campus advertising displays, as well as manage marketing opportunities, media rights and experiential entertainment at sports events. In total, we have displays in all of the 25 largest markets in the U.S. and 140 markets in the U.S. and Canada. Our top market, high profile location focused portfolio includes sites such as the Bay Bridge in San Francisco, various locations along Sunset Boulevard in Los Angeles, and sites in and around both Grand Central Station and Times Square in New York. The breadth and depth of our portfolio provides our customers with a range of options to address their marketing objectives, from national, brand-building campaigns to hyper-local campaigns that drive customers to the advertiser’s website or retail location “one mile down the road.”

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

We generally (i) own the physical billboard structures on which we display advertising copy for our customers, (ii) hold the legal permits to display advertising thereon and (iii) lease the underlying sites. These lease agreements have terms varying between one month and multiple years, and usually provide renewal options. We estimate that approximately 75% of our billboard structures in the United States are “legal nonconforming” billboards, meaning they were legally constructed under laws in effect at the time they were built, but could not be constructed under current laws. These structures are often located in areas where it is difficult or not permitted to build additional billboards under current laws, which enhances the value of our portfolio. We have a highly diversified portfolio of advertising sites. As of December 31, 2017, we had approximately 21,500 lease agreements with approximately 17,300 different landlords in the U.S. A substantial number of these lease agreements allow us to abate rent and/or terminate the lease agreement in certain circumstances, which may include where the structure is obstructed, where there is a change in traffic flow and/or where the advertising value of the sign structure is otherwise impaired, providing us with flexibility in renegotiating the terms of our leases with landlords in those circumstances.

We currently manage our operations through three operating segments—(1) U.S. Billboard and Transit, which is included in our U.S. Media reportable segment, (2) International and (3) Sports Marketing. International and Sports Marketing do not meet the criteria to be a reportable segment and accordingly, are both included in Other (see Note 17. Segment Information to the Consolidated Financial Statements). Prior to April 1, 2016, our International segment included our advertising businesses in Canada and Latin America. On April 1, 2016, we sold all of our equity interests in certain of our subsidiaries (the “Disposition”), which held all of the assets of our outdoor advertising business in Latin America (see Note 11. Acquisitions and Dispositions: Dispositions to the Consolidated Financial Statements).

U.S. Media. Our U.S. Media segment generated 23% of its revenues in the New York City metropolitan area in 2017, 25% in 2016 and 27% in 2015, and generated 16% in the Los Angeles metropolitan area in each of 2017 and 2016, and 15% in 2015. Our U.S. Media segment generated Revenues of $1,406.5 million in 2017, $1,393.8 million in 2016 and $1,344.3 million in 2015, and Operating income before Depreciation, Amortization, Net (gain) loss on dispositions, Stock-based compensation, Restructuring charges and Loss on real estate assets held for sale (“Adjusted OIBDA”) of $478.1 million in 2017, $473.8 million in 2016 and $451.1 million in 2015.

Other (includes International and Sports Marketing). Other generated Revenues of $114.0 million in 2017, $120.1 million in 2016 and $169.5 million in 2015, and Adjusted OIBDA of $8.4 million in 2017, $17.8 million in 2016, and $24.3 million in 2015.

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

On October 1, 2014, we completed the acquisition of certain outdoor advertising businesses of Van Wagner Communications, LLC, for a total purchase price of approximately $690.0 million in cash, plus working capital adjustments (the “Acquisition”).

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

On June 13, 2017, certain subsidiaries of OUTFRONT Media Inc. acquired the equity interests of certain subsidiaries of All Vision LLC (“All Vision”), which hold substantially all of All Vision’s existing outdoor advertising assets in Canada, and effectuated an amalgamation of All Vision’s Canadian business with our Canadian business (the “Transaction”). In connection with the Transaction, we paid approximately $94.4 million for the assets, comprised of $50.0 million in cash and $44.4 million, or 1,953,407 shares, of Class A equity interests of a subsidiary of the Company that controls its Canadian business (“Outfront Canada”), subject to post-closing adjustments (upward or downward) for closing date working capital and indebtedness, and for the achievement of certain operating income before depreciation and amortization targets relating to the acquired assets in 2017 and 2018.

For additional information regarding our acquisition and disposition activity, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” and “Item 8. Financial Statements and Supplementary Data.”

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

Growth Strategy

Continue Increasing the Number of Digital Displays in our Portfolio. Increasing the number of digital displays in our most heavily trafficked locations is an important element of our organic growth strategy, as digital displays have the potential to attract additional business from both new and existing customers. We believe digital displays are attractive to our customers because they allow for the development of richer and more visually engaging messages, provide our customers with the flexibility both to target audiences by time of day and to quickly launch new advertising campaigns, and eliminate or greatly reduce production costs. In addition, digital displays enable us to run multiple advertisements on each display. Digital billboard displays generate approximately four times more revenue per display on average than traditional static billboard displays. Digital billboard displays also incur, on average, approximately two to four times more costs, including higher variable costs associated with the increase in revenue than traditional static billboard displays. As a result, digital billboard displays generate higher profits and cash flows than traditional static billboard displays. The majority of our digital billboard displays were converted from traditional static billboard displays. In 2017, we commenced deployment of state-of-the-art digital transit displays in connection with several transit franchises and are planning to increase deployments significantly over the coming years. Once the digital transit displays have been deployed at scale, we expect that revenue generated on digital transit displays will be a multiple of the revenue generated on comparable static transit displays. We intend to incur significant equipment deployment costs and capital expenditures in the coming years to continue increasing the number of digital displays in our portfolio. See “—Renovation, Improvement and Development.”
Drive Enhanced Revenue Management. We focus heavily on inventory management and advertising rate pricing to improve revenue yield over time across our portfolio of advertising structures and sites. By carefully managing our pricing on a market-by-market and display-by-display basis, we aim to improve profitability. We believe that closely monitoring pricing and improving pricing discipline will provide strong potential revenue enhancement. We also explore alternative uses of our billboard locations as they arise to drive site profitability, including wireless attachment placement opportunities on our leased and owned assets.

Mobile Technology and Social Media Engagement. We believe there is potential for growth in the reach, effectiveness and amplification of-out-home advertising through mobile technology and social media engagement. For example, the OUTFRONT Mobile Network creates opportunities for advertisers to reach their target audience by enabling them to bundle geofenced mobile advertising with an out-of-home advertising display campaign. Consumer dependence on mobile devices, especially while out-of-home, makes out-of-home advertising displays and mobile advertising a natural fit for advertiser brand messaging, allowing consumer mobile activities such as search, social and e-commerce to be primed by the out-of-home advertising display. Additionally, we are in the early stages of incorporating social influence as an add-on component of our out-of-home advertising display campaigns.

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

Continued Adoption & Refinement of Audience Measurement Systems; Utilization of Data/Analytics. We believe the continued adoption and refinement of the out-of-home advertising industry’s audience measurement system, Geopath, will enhance the value of the out-of-home medium by providing customers with improved audience measurement and the ability to target by gender, age, ethnicity and income. New refinements, including the impact of speed (i.e. how quickly a vehicle passes an individual billboard unit), and the inclusion of transit metrics, are making the measurement system more robust. Additionally, as part of our ON Smart Media platform, we are developing hardware and software solutions for enhanced demographic and location targeting. By providing a consistent and standardized audience measurement metric, and overlaying increasingly available and reliable third-party data, we will be able to help advertisers target increasingly mobile audiences with effective media plans in the out-of-home environment for both static and digital displays.

Our Portfolio of Outdoor Advertising Structures and Sites

Diversification by Customer

For the year ended December 31, 2017, no individual customer represented more than 2.5% of U.S. Media segment revenues. Therefore, we do not consider detailed information about any individual customer to be meaningful.

Diversification by Industry

The following table sets forth information regarding the diversification of U.S. Media segment revenues earned among different industries for 2017, 2016 and 2015. For 2017, as a result of our diverse base of customers in the United States, no single industry contributed more than 8% of our U.S. Media segment revenues.

	Percentage of Total U.S. Media Segment Revenues for the Year Ended December 31,
Industry	2017	2016	2015
Retail	8%	9%	10%
Healthcare/Pharmaceuticals	8	7	7
Television	8	8	8
Entertainment	7	6	6
Professional Services	7	6	6
Computers/Internet	6	5	6
Restaurants/Fast Food	5	6	5
Automotive	5	6	5
Movies	4	5	5
Financial Services	4	4	5
Telecom/Utilities	4	5	6
Beer/Liquor	4	4	3
Casinos/Lottery	4	4	4
Food/Non-Alcoholic Beverages	4	4	3
Travel/Leisure	4	4	4
Education	3	3	4
Real Estate Brokerage	2	2	2
Other(a)	13	12	11
Total	100%	100%	100%

(a)	No single industry in “Other” individually represents more than 2% of total revenues.

Diversification by Geography
Our advertising structures and sites are geographically diversified across 34 states, Washington D.C. and Canada. The following table sets forth information regarding the geographic diversification of our advertising structures and sites, which are listed in order of contributions to total revenue.

	Percentage of Total Revenues for the Year Ended December 31, 2017			Number of Displays as of December 31, 2017(a)
Location (Metropolitan Area)	Billboard	Transit and Other	Total	Billboard Displays	Transit and Other Displays	Total Displays	Percentage of Total Displays
New York, NY	10%	47%	22%	420	259,055	259,475	51%
Los Angeles, CA	16	12	15	4,676	47,086	51,762	10
Miami, FL	5	4	4	1,021	17,738	18,759	4
State of New Jersey	5	<1	3	3,821	90	3,911	<1
San Francisco, CA	4	2	3	1,300	12,132	13,432	3
Houston, TX	4	<1	3	1,135	188	1,323	<1
Washington D.C.	<1	9	3	22	44,360	44,382	9
Atlanta, GA	3	3	3	2,134	20,617	22,751	4
Dallas, TX	3	1	3	740	586	1,326	<1
Chicago, IL	4	<1	3	1,020	802	1,822	<1
Boston, MA	1	7	3	115	38,204	38,319	8
Detroit, MI	3	<1	2	2,240	11,514	13,754	3
Tampa, FL	3	—	2	1,525	—	1,525	<1
Phoenix, AZ	3	<1	2	1,701	670	2,371	<1
Orlando, FL	3	—	2	1,466	—	1,466	<1
All other United States	27	2	19	19,094	3,110	22,204	4
Sports marketing and other	—	9	3	—	1,280	1,280	<1
Total United States	94	97	95	42,430	457,432	499,862	98
Canada	6	3	5	5,687	3,947	9,634	2
Total	100%	100%	100%	48,117	461,379	509,496	100%

Total revenues (in millions)	$1,059.0	$461.5	$1,520.5

(a)	All displays, including those reserved for transit agency use.

The New York and Los Angeles metropolitan areas contributed 51% and 13%, respectively, of total transit and other revenues in 2016 and 53% and 11%, respectively, of total transit and other revenues in 2015. Los Angeles contributed 15% of total billboard revenues in 2016 and 14% of total billboard revenues in 2015. New York contributed 12% of total billboard revenues in 2016 and 13% of total billboard revenues in 2015.

For additional information regarding revenues for our billboard displays and transit and other displays, by segment, for the years ended December 31, 2017, 2016 and 2015, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data.”

Renovation, Improvement and Development

The following table sets forth information regarding our digital displays.

	Digital Revenues (in millions) for the Year Ended			Number of Digital Displays(a) as of
Location	Digital Billboard	Digital Transit and Other	Total Digital Revenues	Digital Billboard Displays	Digital Transit and Other Displays	Total Digital Displays	Percentage of Total Digital Displays
December 31, 2017:
United States	$159.1	$44.8	$203.9	822	871	1,693	88%
Canada	14.6	0.2	14.8	160	63	223	12
Total	$173.7	$45.0	$218.7	982	934	1,916	100%

December 31, 2016:
United States	$149.0	$38.0	$187.0	713	712	1,425	92%
Canada	6.5	0.2	6.7	68	64	132	8
Latin America	0.4	—	0.4	—	—	—	—
Total	$155.9	$38.2	$194.1	781	776	1,557	100%

December 31, 2015:
United States	$127.6	$40.0	$167.6	604	488	1,092	90%
Canada	4.5	0.3	4.8	56	56	112	9
Latin America	1.9	—	1.9	17	—	17	1
Total	$134.0	$40.3	$174.3	677	544	1,221	100%

(a)
Digital display amounts (1) include displays reserved for transit agency use and (2) exclude: (i) all displays under our multimedia rights agreements with colleges, universities and other educational institutions; (ii) 1,650 MetroCard vending machine digital screens in 2017 and 1,601 in 2016; and (iii) in-train advertising displays of 317 in each of 2017 and 2016, and 1,039 in 2015 which are scheduled to be taken out of service permanently. Our number of digital displays is impacted by acquisitions, dispositions, management agreements, the net effect of new and lost billboards, and the net effect of won and lost franchises in the period.

Most of our non-maintenance capital expenditures are directed towards new revenue-generating projects, such as the conversion of traditional static billboard displays to digital, the building of new digital displays and the enhancement of our billboard structures to enable us to charge premium rates. In 2017, we commenced deployment of state-of-the-art digital transit displays in connection with several transit franchises and are planning to increase deployments significantly over the coming years. We intend to incur significant equipment deployment costs and capital expenditures in coming years to continue increasing the number of digital displays in our portfolio. See “—Growth Strategy.”

We have built or converted 65 digital billboard displays in the United States and 21 in Canada in 2017, compared to 65 digital billboard displays in the United States and 11 in Canada in 2016, and 100 digital billboard displays in the United States, 23 in Canada and 2 in Latin America in 2015. Additionally, in 2017, we entered into marketing arrangements to sell advertising on 36 digital billboard displays in the U.S. and 26 in Canada. In 2017, we have built, converted or replaced 238 digital transit and other displays in the United States. Our total number of digital displays is impacted by acquisitions, dispositions, management agreements and the net effect of new and lost billboards and the net effect of won and lost franchises. As of December 31, 2017, our average initial investment required for a digital billboard display is approximately $240,000.

In 2016, we initiated a multi-year project to improve the quality of the illumination of our static billboard displays and to reduce our utility costs through the use of the most current LED lighting technology. As of December 31, 2017, we completed 26 out of 45 markets planned for conversion to the most current LED lighting technology.

We routinely invest capital in the maintenance and repair of our billboard and transit structures. This includes safety initiatives and replaced displays, as well as new billboard components such as panels, sections, catwalks, lighting and ladders. Our maintenance capital expenditures were $19.9 million in 2017, $18.5 million in 2016 and $25.6 million in 2015.

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

Our transit businesses require us to obtain and renew contracts with municipalities and other governmental entities. When these contracts expire, we generally must participate in highly competitive bidding processes in order to obtain or renew contracts. On December 8, 2017, a subsidiary of the Company entered into a definitive transit advertising and communications concession agreement for subway, commuter rail and buses with the New York Metropolitan Transportation Authority (the “MTA”), effective as of November 1, 2017. The agreement is for a 10-year term, with an additional 5-year extension at our option, during which time we will be the exclusive seller of advertising on the MTA subway, commuter rail and buses. For further information about our agreement with the MTA, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission (the “SEC”) on December 13, 2017.

For information about the property lease contracts relating to our advertising structures and sites, see “Item 2. Properties.”

Competition

The outdoor advertising industry is fragmented, consisting of a few companies operating on a national basis, including our company, Clear Channel Outdoor, Lamar, JCDecaux and Intersection, as well as hundreds of smaller regional and local companies operating a limited number of displays in a single or a few local geographic markets. We compete with these companies for both customers and structure and display locations. We also compete with other media, including online, mobile and social media advertising platforms (such as Facebook, Alphabet and Amazon) and traditional advertising platforms (such as television, radio, print and direct mail marketers). In addition, we compete with a wide variety of out-of-home media, including advertising in shopping centers, airports, movie theaters, supermarkets and taxis. Advertisers compare relative costs of available media, including average cost per thousand impressions or “CPMs”, particularly when delivering a message to customers with distinct demographic characteristics. In competing with other media, the outdoor advertising industry relies on its relative cost efficiency and its ability to reach specific markets, geographic areas and/or demographics.

Seasonality

Our revenues and profits may fluctuate due to seasonal advertising patterns and influences on advertising markets. Typically, our revenues and profits are highest in the fourth quarter, during the holiday shopping season, and lowest in the first quarter, as advertisers cut back on spending following the holiday shopping season. We expect this trend to continue in the future.

Employees

As of December 31, 2017, we had 2,192 employees, of which 766 were sales personnel in the U.S. and 70 were Canadian sales personnel. As of December 31, 2017, 2,159 of our employees were full-time employees and 33 were part-time employees. Some of these employees are represented by labor unions and are subject to collective bargaining agreements.

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

In the United States, the federal Highway Beautification Act of 1965 (the “HBA”) establishes a framework for the regulation of outdoor advertising on primary and interstate highways built with federal financial assistance. As a condition to federal highway assistance, the HBA requires states to restrict billboards on such highways to commercial and industrial areas, and imposes certain size, spacing and other requirements associated with the installation and operation of billboards. The HBA also requires the development of state standards, promotes the expeditious removal of illegal signs and requires just compensation for takings, on affected roadways. These state restrictions and standards, or their local and municipal counterparts, may be modified over time in response to legal challenges or otherwise, which could have an adverse effect on our business, financial condition and results of operations.

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

Restrictions on outdoor advertising of certain products, services and content are or may be imposed by federal, state and local laws and regulations, as well as contracts with municipalities and transit franchise partners. For example, tobacco products have been effectively banned from outdoor advertising in all of the jurisdictions in which we currently do business.

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

Investment Policies

Investment in Real Estate or Interests in Real Estate. Our investment objective is to maximize income. We intend to achieve this objective by developing our existing advertising structures and sites, including through the digital modernization of such advertising structures and sites, and by building and acquiring new advertising structures and sites. We currently intend to invest in advertising structures and sites located primarily in major metropolitan areas. Future development or investment activities will not be limited to any specific percentage of our assets or to any geographic area or type of advertising structure or site. While we may diversify in terms of location, size and market, we do not have any limit on the amount or percentage of our assets that may be invested in any one property or any one geographic area. In addition, we may purchase or lease properties for long-term investment, improve the properties we presently own or other acquired properties, or lease such properties, in whole or in part, when circumstances warrant.

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

Investments in Securities of or Interests in Persons Primarily Engaged in Real Estate Activities and Other Issuers. We have and may in the future invest in securities or interests of other issuers, including REITs and entities engaged in real estate activities, directly or in connection with joint ventures or other strategic transactions. However, because we must comply with various requirements under the Code in order to maintain our qualification to be taxed as a REIT, including restrictions on the types of assets we may hold, the sources of our income and accumulation of earnings and profits, our ability to engage in certain acquisitions, such as acquisitions of C corporations, may be limited. We have not and do not currently anticipate investing in securities of other issuers for the purpose of exercising control over such entities, acquiring any investments primarily for sale in the ordinary course of business, or holding any investments with a view to making short-term gains from their sale, but we may engage in these activities in the future.

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

Financing and Leverage Policy

We may, when appropriate, employ leverage and use debt as a means to refinance existing debt, to provide additional funds to distribute to stockholders, and/or for corporate purposes, including asset acquisitions. On January 31, 2014, our subsidiaries, Outfront Media Capital LLC (“Finance LLC”) and Outfront Media Capital Corporation (“Finance Corp.” and together with Finance LLC, the “Borrowers”) borrowed $800.0 million under a term loan due in 2021, and entered into a $425.0 million revolving credit facility maturing in 2019. On January 31, 2014, the Borrowers also issued $400.0 million aggregate principal amount of 5.250% Senior Unsecured Notes due 2022 and $400.0 million aggregate principal amount of 5.625% Senior Unsecured Notes due 2024 (together, the “Formation Notes”) in a private placement. In addition, on October 1, 2014, the Borrowers issued $150.0 million aggregate principal amount of additional 5.250% Senior Unsecured Notes due 2022 and $450.0 million aggregate principal amount of 5.875% Senior Unsecured Notes due 2025 (together, the “Acquisition Notes”) in a private placement. On March 30, 2015, the Borrowers issued $100.0 million aggregate principal amount of additional 5.625% Senior Unsecured Notes due 2024 (the “Add-on Notes” and, collectively, with the Formation Notes and the Acquisition Notes, the “Notes”) in a private placement. On March 16, 2017, the Company, along with the Borrowers, and other guarantor subsidiaries party thereto, entered into an amendment (the “Amendment”) to its credit agreement and its related security agreement, each dated January 31, 2014 (together, and as amended, supplemented or otherwise modified, the “Credit Agreement”) providing for, among other things, (i) the extension of the maturity date of the Borrowers’ existing revolving credit facility (the “Revolving Credit Facility”) from January 31, 2019, to March 16, 2022, (ii) the extension of the maturity date of the Borrowers’ existing term loan (the “Term Loan” and together with the Revolving Credit Facility, the “Senior Credit Facilities”) from January 31, 2021, to March 16, 2024, (iii) an increase to the Revolving Credit Facility by $5.0 million to $430.0 million, and (iv) the incurrence of a $10.0 million incremental term loan primarily to cover transaction fees and expenses. In addition, on June 30, 2017, certain subsidiaries of the Company entered into a three-year $100.0 million revolving accounts receivable securitization facility (the “AR Facility”). We have, and from time to time we may, draw funds from the Revolving Credit Facility and/or the AR Facility for specific or general corporate purposes. For more information, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.” Other than as described above, we have not borrowed any money from third parties during the past three years.

The Company’s Charter (our “charter”) and the Company’s Amended and Restated Bylaws (our “bylaws”) do not limit the amount or percentage of indebtedness that we may incur, nor have we adopted any policies addressing this. The Credit Agreement, the agreements governing the AR Facility and the indentures governing the Notes contain, and any future debt agreements may contain, covenants that place restrictions on us and our subsidiaries. Our board of directors may limit our debt incurrence to be more restrictive than our debt covenants allow and from time to time may modify these restrictions in light of then-current economic conditions, relative costs of debt and equity capital, market values of our properties, general conditions in the market for debt and equity securities, fluctuations in the market price of our common stock, growth and acquisition opportunities and other factors. If these restrictions are relaxed, we could become more highly leveraged, resulting in an increased risk of default on our obligations and a related increase in debt service requirements. See “Item 1A. Risk Factors—Risks Related to Our Business and Operations.”

Lending Policies

We do not intend to engage in significant lending activities, although we do not have a policy limiting our ability to make loans to third parties. We may consider offering purchase money financing in connection with the sale of properties. Other than loans to joint ventures in which we participate and loans to joint venture partners, subject to applicable laws, which we have made, and may continue to make, we have not made any loans to third parties.

Company Securities Policies

In the future, we may issue debt securities (including senior securities), offer common stock, preferred stock, convertible securities or options to purchase common stock in exchange for property, and/or repurchase or otherwise reacquire our common stock or other securities in the open market or otherwise. Except in connection with the IPO, the Exchange Offer, our earnings and profits purging distribution, the Notes and related exchanges of publicly registered Notes for privately issued Notes, equity private placements relating to a license and development agreement, the Transaction, the ATM Program (as defined in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources”) and stock-based employee compensation, in the past four years, we have not offered or issued debt securities, common stock, preferred stock, convertible securities, options to purchase common stock or any other securities in exchange for property or any other purpose. Our board of directors has the authority, without further stockholder approval, to amend our charter to increase the number of authorized shares of our common stock or preferred stock and to authorize us to issue additional shares of common stock or preferred stock, in one or more series, including senior securities, in any manner, and on the terms and for the consideration it deems appropriate, subject to applicable laws and regulations. We have not engaged in trading, underwriting or agency distribution or sale of securities of other issuers and do not intend to do so.

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

The outdoor advertising industry is fragmented, consisting of a few companies operating on a national basis, such as our company, Clear Channel Outdoor, Lamar, JCDecaux and Intersection, as well as hundreds of smaller regional and local companies operating a limited number of displays in a single or a few local geographic markets. We compete with these companies for both customers and display locations. If our competitors offer advertising displays at rates below the rates we charge our customers, we could lose potential customers and could be pressured to reduce our rates below those currently charged to retain customers, which could have an adverse effect on our business, financial condition and results of operations. A majority of our display locations are leased, and a significant portion of those leases are month-to-month or have a short remaining term. If our competitors offer to lease display locations at rental rates higher than the rental rates we offer, we could lose display locations and could be pressured to increase rental rates above those we currently pay to site landlords, which could have an adverse effect on our business, financial condition and results of operations.

We also compete with other media, including online, mobile and social media advertising platforms (such as Facebook, Alphabet and Amazon) and traditional platforms (such as television, radio, print and direct mail marketers). In addition, we compete with a wide variety of out-of-home media, including advertising in shopping centers, airports, movie theaters, supermarkets and taxis. Advertisers compare relative costs of available media, including the average cost per thousand impressions or “CPM,” particularly when delivering a message to customers with distinct demographic characteristics. In competing with other media, the outdoor advertising industry relies on its relative cost efficiency and its ability to reach specific markets, geographic areas and/or demographics. If we are unable to compete on these terms, we could lose potential customers and could be pressured to reduce rates below those we currently charge to retain customers, which could have an adverse effect on our business, financial condition and results of operations.

Further, as digital advertising technology continues to develop, our competitors may be able to offer products that are, or that are seen to be, substantially similar to or better than ours. This may force us to compete in different ways and incur additional costs and/or expend resources in order to remain competitive. If our competitors are more successful than we are in developing digital advertising products or in attracting and retaining customers, our business, financial condition and results of operations could be adversely affected.

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

Our inability to increase the number of advertising displays in our portfolio could have an adverse effect on our business, financial condition and results of operations.

Our ability to increase the number of digital advertising displays in our portfolio is subject to governmental laws and regulations. For example, in January 2013, Scenic America, Inc., a nonprofit membership organization, filed a lawsuit against the U.S. Department of Transportation and the Federal Highway Administration alleging, among other things, that the Federal Highway Administration exceeded its authority when, in 2007, the Federal Highway Administration issued guidance to assist its division offices in evaluating state regulations that authorize the construction and operation of digital billboards. That case has reached a final, non-appealable decision, but if the Federal Highway Administration guidance is ever vacated as a result of a similar challenge or revised by the Federal Highway Administration, it could have an adverse effect on our business, financial condition and results of operations.

Any new governmental restrictions on digital advertising displays could limit our installation of additional digital advertising displays, restrict digital advertising displays to governmentally controlled sites or permit the installation of digital advertising displays in a manner that benefits our competitors disproportionately, any of which could have an adverse effect on our business, financial condition and results of operations. Furthermore, as digital advertising displays are introduced into the market on a large scale, new or revised regulations could impose specific restrictions on the installation or use of such displays. See “Item 1. Business-Regulation.”

In addition, implementation of digital advertising displays by us or our competitors at a rate that exceeds the ability of the market to derive new revenues from those displays could also have an adverse effect on our business, financial condition and results of operations.

Implementing our digital display platform and the deployment of digital advertising displays to our transit franchise partners, may be more difficult, costly or time consuming than expected and the anticipated benefits may not be fully realized.

The success of the digital display platform we are currently developing for our customers and the deployment of digital advertising displays to our transit franchise partners, such as the Washington Metropolitan Area Transit Authority, the Massachusetts Bay Transportation Authority, and the MTA, and the realization of any anticipated benefits, will depend, in part, on our ability to finalize and demonstrate the value-added capabilities of our digital display platform to our customers, and our ability to deliver and install digital displays to our transit franchise partners in satisfaction of our contractual obligations, including delivery and installation to scale and within complex transit infrastructures. If we fail to satisfy our contractual obligations and/or the digital display platform and/or the digital advertising displays that we provide to our customers and transit franchise partners do not meet their expectations or are found to be defective, or if we are unable to realize the anticipated benefits of these products due to reduced market demand for these products or digital advertising generally, then we may incur financial liability, which could have an adverse effect on our business, financial condition and results of operation.

Implementing our digital display platform and deploying digital advertising displays to our transit franchise partners in satisfaction of our contractual obligations requires the Company to incur significant costs, which the Company may not be able to recover from its customer sales or transit franchise partners. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.” Any costs currently anticipated may significantly increase if we incur cost overruns due to technical difficulties, the increased costs of data, digital displays, materials and labor, delays in construction caused by us, our subcontractors and/or our transit franchise partners, insurance, bonding and litigation expenses or other factors beyond our control, which could have an adverse effect on our business, financial condition and results of operations, including cash flow timing and negative publicity. We currently expect to utilize third-party financing to fund these costs, which could subject the Company to additional costs, liabilities and risks. See —“Despite our substantial indebtedness level, we and our subsidiaries may be able to incur substantially more indebtedness, including secured indebtedness. This could further exacerbate the risks to our financial condition described above.”

Further, we rely on third parties to manufacture and transport digital displays, and if we are not able to engage third parties on reasonable pricing or other terms, due to the insufficient capacity of a particular manufacturer, market-wide supply shortages¸ logistics disruptions or otherwise, or if the third parties that we engage fail to meet their obligations to us, we may be unable to deploy digital advertising displays to our transit franchise partners in a timely manner or at all, and may fail to satisfy our contractual obligations, which could have an adverse effect on our business, financial condition and results of operations.

We may incur material losses and costs as a result of product liability, warranty, and recall and intellectual property claims that may be brought against us.

We may be exposed to product liability and warranty claims in the event that our digital displays actually or allegedly fail to perform as expected, or the use of our digital displays results, or is alleged to result, in death, bodily injury, and/or property damage, which could have an adverse effect on our business, financial condition and results of operations. In addition, if any of our digital displays become subject to a recall, our customers may hold us responsible for some or all of the repair or replacement costs of these digital displays under our contractual obligations, which could have an adverse effect on our business, financial condition and results of operations, including negative publicity.

Further, we face the risk of claims that we have infringed third parties’ intellectual property rights with respect to our digital display platform and digital displays, which could be expensive and time consuming to defend, could require us to alter our digital display platform and/or digital displays, prevent us from selling advertising on our digital displays, and/or could require us to pay license, royalty or other fees to third parties in order to continue using our digital display platform and/or digital displays.

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

Our transit businesses require us to obtain and renew contracts with municipalities and other governmental entities. All of these contracts have fixed terms and generally provide for payments to the governmental entity of a revenue share and/or a guaranteed minimum annual payment, and some may require us to incur capital expenditures. When these contracts expire, we generally must participate in highly competitive bidding processes in order to obtain a new contract. Our inability to successfully obtain or renew these contracts on favorable economic terms or at all could have an adverse effect on our financial condition and results of operations. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview—Business Environment.” In addition, the loss of a key municipal contract in one location could adversely affect our ability to compete in other locations by reducing our scale and ability to offer customers multi-regional and national advertising campaigns. These factors could have an adverse effect on our business, financial condition and results of operations.

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

Restrictions on outdoor advertising of certain products, services or other content are or may be imposed by federal, state and local laws and regulations, as well as contracts with municipalities and transit franchise partners. For example, tobacco products have been effectively banned from outdoor advertising in all of the jurisdictions in which we currently do business. In addition, state and local governments in some cases limit outdoor advertising of alcohol, which represented 4% of our U.S. Media segment revenues in each of 2017 and 2016, and 3% in 2015. Further, certain municipalities and transit franchise partners limit issue-based outdoor advertising. Content-based restrictions could cause a reduction in our revenues from leasing advertising space on outdoor advertising displays that display such advertisements and a simultaneous increase in the available space on the existing inventory of displays in the outdoor advertising industry, which could have an adverse effect on our business, financial condition and results of operations.

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

•
any individual who, while a director or officer of our company and at our request, serves or has served as a director, officer, trustee or manager of another corporation, REIT, limited liability company, partnership, joint venture, trust, employee benefit plan or any other enterprise and who is made or threatened to be made a party to, or witness in, the proceeding by reason of his or her service in that capacity.

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

As of December 31, 2017, we had total indebtedness of approximately $2.3 billion (consisting of the Term Loan, the Notes and the AR Facility with outstanding aggregate principal balances of $670.0 million, $1.5 billion and $80.0 million, respectively), and undrawn commitments under the Revolving Credit Facility of $430.0 million, excluding $88.6 million of letters of credit issued against the Revolving Credit Facility. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

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

•	increasing our vulnerability to and limiting our flexibility in planning for, or reacting to, changes in the business, the industries in which we operate, the economy and governmental regulations;

•	restricting us from making strategic acquisitions or causing us to make non-strategic divestitures;

•	exposing us to the risk of increased interest rates as borrowings under the Senior Credit Facilities and the AR Facility are expected to be subject to variable rates of interest;

•	placing us at a competitive disadvantage compared to our competitors that have less debt; and

•	limiting our ability to borrow additional funds.

The terms of the agreements governing our indebtedness restrict our current and future operations, particularly our ability to incur debt that we may need to fund initiatives in response to changes in our business, the industries in which we operate, the economy and governmental regulations.

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

The agreements governing the AR Facility also contain affirmative and negative covenants with respect to our wholly-owned SPV (as defined below) holding our accounts receivables.

In addition, the Credit Agreement (and under certain circumstances, the agreements governing the AR Facility) has a financial covenant that requires us to maintain a Consolidated Net Secured Leverage Ratio (as described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources”). Our ability to meet this financial covenant may be affected by events beyond our control.

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

A breach of the covenants under the Credit Agreement or either of the indentures governing the Notes, as well as a breach of the covenants under the agreements governing the AR Facility, including the inability to repay any amounts due and payable, could result in an event of default or termination event under the applicable agreement. Such a default or termination event would allow the lenders under the Senior Credit Facilities, the Purchasers (as defined below) under the AR Facility and the holders of the Notes to accelerate the repayment of such debt and may result in the acceleration of the repayment of any other debt to which a cross-acceleration or cross-default provision applies. In the event our creditors accelerate the repayment of our borrowings, we and our subsidiaries may not have sufficient assets to repay that indebtedness. An event of default or termination event under the Credit Agreement and the agreements governing the AR Facility would also permit the applicable lenders, Purchasers and any other secured creditors to proceed against the collateral that secures such indebtedness, and terminate all other commitments to extend additional credit to us. Any of these events could have an adverse effect on our business, financial condition and results of operations.

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

Borrowings under the Senior Credit Facilities and the AR Facility are at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness will increase even though the amount borrowed remains the same, and our net income and cash flows will correspondingly decrease. At our level of indebtedness, as of December 31, 2017, each 1/4% change in interest rates on our variable rate Term Loan and AR Facility would have resulted in a $1.7 million and $0.2 million, respectively, change in annual estimated interest expense. Our aggregate annual estimated interest expense will increase if we make any borrowings under our Revolving Credit Facility. In the future, we may enter into interest rate swaps that involve the exchange of floating for fixed rate interest payments in order to reduce future interest rate volatility. However, we may not elect to maintain such interest rate swaps with respect to any of our variable rate indebtedness, and any swaps we enter into may not fully mitigate our interest rate risk.

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

Our Canadian business contributed approximately $73.2 million to total revenues in 2017, approximately $67.3 million to total revenues in 2016 and approximately $71.7 million to total revenues in 2015. Inherent risks in our Canadian business activities could decrease our Canadian sales and have an adverse effect on our business, financial condition and results of operations. These risks include potentially unfavorable Canadian economic conditions, political conditions or national priorities, Canadian government regulation and changes in such regulation, violations of applicable anti-corruption laws or regulations, potential expropriation of assets by the Canadian government, the failure to bridge cultural differences and limited or prohibited access to our Canadian operations and the support they provide. We may also have difficulty repatriating profits or be adversely affected by exchange rate fluctuations in our Canadian business.

If our security measures are breached, our services may be perceived as not being secure, users and customers may curtail or stop using our services, and we may incur significant legal and financial exposure.

Although we have implemented physical and electronic security measures and crisis management procedures designed to protect against the loss, misuse and alteration of our websites, digital assets and proprietary business information as well as consumer, business partner and advertiser personally identifiable information, no security measures are perfect and impenetrable and we may be unable to prevent unauthorized access. Further, because techniques used to obtain unauthorized access and degrade or disable systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. A security breach could occur due to the acts or omissions of third parties, employee error, malfeasance, system errors or vulnerabilities, or otherwise. If an actual or perceived breach of our security occurs, we could lose competitively sensitive business information or suffer disruptions to our business operations. In addition, the public perception of the effectiveness of our security measures or services could be harmed, we could lose business partners and advertisers, and we could suffer significant legal and financial exposure in connection with remediation efforts, investigations and legal proceedings and changes in our security and system protection measures.

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

To remain qualified to be taxed as a REIT for U.S. federal income tax purposes, we must ensure that, at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and “real estate assets” (as defined in the Code), including certain mortgage loans and securities. The remainder of our investments (other than government securities, qualified real estate assets and securities issued by a TRS) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our total assets (other than government securities, qualified real estate assets and securities issued by a TRS) can consist of the securities of any one issuer, and no more than 20% of the value of our total assets can be represented by securities of one or more TRSs. If we fail to comply with these requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. As a result, we may be required to liquidate or forgo otherwise attractive investments. These actions could have the effect of reducing our income and amounts available for distribution to holders of our common stock.

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

Our ability to satisfy certain REIT requirements may depend on us contributing to a TRS certain contracts, or portions of certain contracts, with respect to outdoor advertising assets that do not qualify as real property for purposes of the REIT asset tests. Moreover, our ability to satisfy the REIT requirements may depend on us properly allocating between us and our TRS the revenue or cost, as applicable, associated with the portion of any such contract contributed to the TRS. There can be no assurance that the IRS will not determine that such contribution was not a true contribution between us and our TRS or that we did not properly allocate the applicable revenues or costs. Were the IRS successful in such a challenge, it could adversely impact our ability to qualify to be taxed as a REIT or our effective tax rate and tax liability.

Our planned use of taxable REIT subsidiaries may cause us to fail to qualify to be taxed as a REIT.

The net income of our TRSs is not required to be distributed to us, and income that is not distributed to us generally will not be subject to the REIT income distribution requirement. However, there may be limitations on our ability to accumulate earnings in our TRSs and the accumulation or reinvestment of significant earnings in our TRSs could result in adverse tax treatment. In particular, if the accumulation of cash in our TRSs causes the fair market value of our securities in our TRSs and certain other non-qualifying assets to exceed 20% of the fair market value of our assets, we would fail to remain qualified to be taxed as a REIT for U.S. federal income tax purposes.

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

We may establish operating partnerships as part of our REIT structure, which could result in conflicts of interests between our stockholders and holders of our operating partnership units and could limit our liquidity or flexibility.

As part of our REIT structure, we have established a “DownREIT” operating partnership, and we may in the future establish an “UPREIT” and additional “DownREIT” operating partnerships, whereby we acquire certain assets by issuing units in an operating partnership (or a subsidiary) in exchange for an asset owner contributing such assets to the partnership (or subsidiary). If we enter into such transactions, in order to induce the contributors of such assets to accept units in our operating partnerships, rather than cash, in exchange for their assets, it may be necessary for us to provide them additional incentives. For instance, the operating partnership’s limited partnership or limited liability company agreement may provide that any unitholder of the operating partnership may be entitled to receive cash or equity distributions on its units, as well as exchange units for cash equal to the value of an equivalent number of shares of our common stock or, at our option, for shares of our common stock on a one-for-one basis. We may also enter into additional contractual arrangements with asset contributors under which we would agree to repurchase a contributor’s units for shares of our common stock or cash, at the option of the contributor, at set times.

In connection with these transactions, persons holding operating partnership units (or similar securities) may have the right to vote on certain amendments to the partnership agreements of such operating partnerships, as well as on certain other matters. Unitholders holding these voting rights may be able to exercise them in a manner that conflicts with the interests of our stockholders. As the sole member of the general partner of the operating partnerships or as the managing member, we would have fiduciary duties to the unitholders of the operating partnerships that may conflict with duties that our officers and directors owe to the Company.

In addition, if a holder of operating partnership units (or similar securities) received cash distributions on its units and/or required us to repurchase the units for cash, it would limit our liquidity and thus our ability to use cash to make other investments, distributions to stockholders, debt service payments, or satisfy other obligations. Moreover, if we were required to repurchase units for cash at a time when we did not have sufficient cash to fund the repurchase, we might be required to sell one or more assets to raise funds to satisfy this obligation. Furthermore, we might agree that if distributions the holder of operating partnership units (or similar securities) received did not provide them with a defined return, then upon redemption of the units, we would pay the holder an additional amount necessary to achieve that return. Such a provision could further negatively impact our liquidity and flexibility. Finally, in order to allow a contributor of assets to defer taxable gain on the contribution of assets to our operating partnerships, we might agree not to sell a contributed asset for a defined period of time or until the contributor exchanged its operating partnership units (or similar securities) for cash or shares. Such an agreement would prevent us from selling those properties, even if market conditions made such a sale favorable to us.

U.S. federal tax reform legislation could affect REITs, trading of our stock, the markets in which we operate, and our business, financial condition and results of operations, in ways that are difficult to anticipate.

On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was signed into law making significant changes to the Code, including corporate and individual tax rates and the calculation of taxes, as well as international tax rules. While the changes in the Tax Act generally appear to be favorable with respect to REITs, the extensive changes to non-REIT provisions in the Code may have unanticipated effects on REITs, the Company and/or our stockholders. Moreover, Congressional leaders have recognized that the process of adopting extensive tax legislation in a short amount of time is likely to have led to drafting errors, issues needing clarification and unintended consequences that will have to be reviewed in subsequent tax legislation. At this point, it is not clear when Congress will address these issues or when the IRS will issue guidance on the changes made in the Tax Act. In addition, it is unclear how the Tax Act will affect state and local taxation, which often uses federal taxable income as a starting point for computing state and local tax liabilities. State and local tax laws may change in response to the Tax Act, which could have a significant impact on individuals and businesses within these state and local jurisdictions.

As a REIT, we are generally not required to pay federal taxes otherwise applicable to C corporations if we comply with the various tax regulations governing REITs. Our stockholders, however, are generally required to pay taxes on REIT dividends and distributions. The Tax Act could impact our stock price or how our stockholders and potential investors view investing in REITs.  For example, the decrease in corporate tax rates in the Tax Act could decrease the attractiveness of the REIT structure relative to companies that are not organized as REITs. In addition, while certain elements of the Tax Act do not impact us directly as a REIT, they could impact the geographic markets in which we operate as well as our landlords, transit franchise partners and customers in ways, both positive and negative, that are difficult to anticipate. Accordingly, there can be no assurance that the Tax Act will not have an adverse effect on our business, financial condition and results of operations.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our principal executive offices, which we lease, are located at 405 Lexington Avenue, 17th Floor, New York, NY 10174. We and our subsidiaries also own and lease office and warehouse space throughout the United States and Canada. We consider our properties adequate for our present needs, and adequately covered by insurance.

In the United States and Canada, we primarily lease our outdoor advertising sites, but, in a few cases, we own or hold permanent easements on our outdoor advertising sites. These lease agreements have terms varying between one month and multiple years, with an average term of nine years, and usually provide renewal options. Our lease agreements generally allow us to use the land for the construction, repair and relocation of outdoor advertising structures, including all rights necessary to access and maintain the site. Approximately 68% of our outdoor advertising site leases will expire or be subject to renewal in the next 5 years, 21% will expire or be subject to renewal in 6 to 10 years and 11% will expire or be subject to renewal in more than 10 years. There is no significant concentration of outdoor advertising sites under any one lease or with any one landlord. An important part of our business activity is to manage our lease portfolio and negotiate suitable lease renewals and extensions. For further information regarding our outdoor advertising sites and structures, see “Item 1. Business—Our Portfolio of Outdoor Advertising Structures and Sites” and “Item 1. Business—Renovation, Improvement and Development.”

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

(per share)	High	Low	Dividends Declared
2017:
First Quarter	$27.89	$24.80	$0.36
Second Quarter	26.87	21.91	0.36
Third Quarter	25.30	20.82	0.36
Fourth Quarter	25.13	22.58	0.36

2016:
First Quarter	$22.10	$18.01	$0.34
Second Quarter	24.24	20.54	0.34
Third Quarter	24.32	20.72	0.34
Fourth Quarter	25.47	21.06	0.34

On February 26, 2018, the closing price of our common stock on the NYSE was $22.21 per share.

Holders

As of February 26, 2018, we had 231 holders of record of our common stock.

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

Distributions that we make will be authorized and determined by our board of directors in its sole discretion out of assets legally available therefor. While we anticipate maintaining relatively stable distribution(s) during each year, the amount, timing and frequency of distributions will be at the sole discretion of the board of directors, and distributions will be declared based upon various factors, including but not limited to: future taxable income, limitations contained in our debt instruments (such as restrictions on distributions in excess of the minimum amount required to maintain our status as a REIT and on the ability of our subsidiaries to distribute cash to the Company), debt service requirements, our results of operations, our financial condition, our operating cash inflows and outflows, including capital expenditures and acquisitions, limitations on our ability to use cash generated in the TRSs to fund distributions and applicable law. See “Item 1A. Risk Factors,” “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” and “Item 8. Financial Statements and Supplementary Data.” We may need to increase our borrowings in order to fund our intended distributions. We expect that our distributions may exceed our net income, due, in part, to noncash expenses included in net income (loss).

We anticipate that our distributions generally will be taxable as ordinary income to our stockholders, although we may designate a portion of the distributions as qualified dividend income or capital gain dividends or a portion of the distributions may constitute a return of capital or be taxable as capital gain. We furnish annually to each of our stockholders a statement setting forth distributions paid during the preceding year and their characterization as ordinary income dividends, return of capital, qualified dividends, income or capital gain dividends or non-dividend distributions. Approximately 84.5% of the dividends we distributed in 2017 should be considered ordinary income by our stockholders for tax purposes, approximately 1.3% should be considered a capital gain, and approximately 14.2% should be considered a return of capital. The capital gain distribution is subject to certain recapture provisions for both individual and corporate shareholders.

On February 22, 2017, we announced that our board of directors had authorized a quarterly cash dividend of $0.36 per share on our common stock, which was paid on March 31, 2017, to stockholders of record at the close of business on March 10, 2017.

On April 25, 2017, we announced that our board of directors had authorized a quarterly cash dividend of $0.36 per share on our common stock, which was paid on June 30, 2017, to stockholders of record at the close of business on June 9, 2017.

On July 25, 2017, we announced that our board of directors had authorized a quarterly cash dividend of $0.36 per share on our common stock, which was paid on September 29, 2017, to stockholders of record at the close of business on September 8, 2017.

On October 25, 2017, we announced that our board of directors had authorized a quarterly cash dividend of $0.36 per share on our common stock, which was paid on December 29, 2017, to stockholders of record at the close of business on December 8, 2017.

On February 27, 2018, we announced that our board of directors approved a quarterly cash dividend of $0.36 per share on our common stock, payable on March 30, 2018, to stockholders of record at the close of business on March 9, 2018.

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

The performance graph assumes $100 invested on March 28, 2014, in OUTFRONT Media Inc.’s common stock, Lamar Advertising Company’s common stock, Clear Channel Outdoor Holdings, Inc.’s common stock, the S&P 500, the S&P 500 Media Industry Index, and the FTSE NAREIT All Equity REITs Index, including the reinvestment of dividends, through the calendar year ended December 31, 2017.

	Mar. 28, 2014	Dec. 31, 2014	Dec. 31, 2015	Dec. 31, 2016	Dec. 31, 2017
OUTFRONT Media Inc.	$100.00	$110.12	$94.82	$114.66	$113.74
Lamar Advertising Company	100.00	108.99	127.89	150.48	174.01
Clear Channel Outdoor Holdings, Inc.	100.00	123.81	65.36	91.96	101.01
S&P 500	100.00	112.56	114.12	127.77	155.66
S&P 500 Media Industry Index(a)	100.00	115.65	110.68	127.97	138.47
FTSE NAREIT All Equity REITs Index	100.00	118.77	122.12	132.66	144.17

(a)
As of December 29, 2017, the S&P 500 Media Industry Index consists of the following companies: CBS Corporation; Charter Communications, Inc.; Comcast Corporation; Discovery Communications, Inc.; DISH Network Corporation; Interpublic Group of Companies Inc.; News Corporation; Omnicom Group Inc.; Scripps Networks Interactive, Inc.; Time Warner Inc.; Twenty-First Century Fox, Inc.; Viacom Inc.; and Walt Disney Company.

Unregistered Sales of Equity Securities

None.

Purchases of Equity Securities by the Issuer

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Remaining Authorizations
October 1, 2017 through October 31, 2017	—	$—	—	—
November 1, 2017 through November 30, 2017	—	—	—	—
December 1, 2017 through December 31, 2017	—	—	—	—
Total	—	—	—	—

Item 6. Selected Financial Data.

The following table sets forth our selected historical consolidated financial data for the periods presented. The selected historical consolidated statements of operations and cash flow data for each of the years ended December 31, 2017, 2016 and 2015 and the selected historical consolidated balance sheet data as of December 31, 2017 and 2016, have been derived from our audited consolidated financial statements for such years, which are included in this Annual Report on Form 10-K. The selected historical consolidated statements of operations and cash flow data for the years ended December 31, 2014 and 2013 and the selected historical consolidated balance sheet information as of December 31, 2015, 2014 and 2013 have been derived from our audited historical consolidated financial statements, which are not included in this Annual Report on Form 10-K.

Our historical consolidated financial data for 2013 have been presented on a “carve-out” basis from CBS’s consolidated financial statements using the historical results of operations, cash flows, assets and liabilities attributable to CBS’s Outdoor Americas operating segment and include allocations of expenses from CBS. These allocations reflect significant assumptions, and the selected historical consolidated financial information set forth below do not necessarily reflect what our results of operations, financial condition or cash flows would have been if we had operated as a stand-alone company during the periods presented, and, accordingly, such information should not be relied upon as an indicator of our future performance, financial condition or liquidity.

You should read the following information together with “Item 1A. Risk Factors,” “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data.”

	Year Ended December 31,
(in millions, except per share amounts)	2017	2016(a)	2015	2014	2013
Statement of Operations data:
Revenues	$1,520.5	$1,513.9	$1,513.8	$1,353.8	$1,294.0

Adjusted OIBDA(c)	$444.1	$449.0	$437.6	$413.4	$414.8
Less:
Stock-based compensation(d)	20.5	18.0	15.2	10.4	7.5
Restructuring charges	6.4	2.5	2.6	9.8	—
Acquisition costs	—	—	—	10.4	—
Loss on real estate assets held for sale(b)	—	1.3	103.6	—	—
Net (gain) loss on dispositions	(14.3)	(1.9)	0.7	(2.5)	(27.3)
Depreciation	89.7	108.9	113.7	107.2	104.5
Amortization	100.1	115.3	115.4	95.0	91.3
Operating income	$241.7	$204.9	$86.4	$183.1	$238.8
Interest expense, net	$(116.9)	$(113.8)	$(114.8)	$(84.8)	$—
Benefit (provision) for income taxes	$(4.1)	$(5.4)	$(5.4)	$206.0	$(96.6)
Net income (loss)	$125.8	$90.9	$(29.4)	$306.9	$143.5
Net income (loss) per weighted average shares outstanding(e):
Basic	$0.90	$0.66	$(0.21)	$2.69	$1.26
Diluted	$0.90	$0.66	$(0.21)	$2.67	$1.25
Dividends declared per common share	$1.44	$1.36	$1.42	$5.67	$—
Funds from operations (“FFO”)(f)	$277.3	$280.4	$272.2	$483.9	$299.5
Adjusted FFO (“AFFO”)(f)	$277.6	$294.5	$268.1	$235.7	$263.1
Balance sheet data (at period end):
Property and equipment, net	$662.1	$665.0	$701.7	$782.9	$755.4
Total assets	$3,808.2	$3,738.5	$3,815.5	$3,991.4	$3,355.5
Current liabilities	$299.6	$251.5	$265.6	$255.2	$212.2
Long-term debt, net	$2,145.3	$2,136.8	$2,222.0	$2,166.1	$—
Total stockholders’ equity/invested equity	$1,181.1	$1,232.9	$1,212.6	$1,445.5	$2,754.4
Cash flow data:
Cash flow provided by operating activities	$249.3	$287.1	$293.1	$262.8	$281.1
Capital expenditures:
Growth	$50.9	$40.9	$33.6	$40.9	$37.2
Maintenance	19.9	18.5	25.6	23.3	23.7
Total capital expenditures	$70.8	$59.4	$59.2	$64.2	$60.9

(a)
In 2016, we sold all of our equity interest in certain of our subsidiaries, which held all of the assets of our outdoor advertising business in Latin America. (See Item 8., Note 11. Acquisitions and Dispositions: Dispositions to the Consolidated Financial Statements).

(b)
In 2015, we recorded a non-cash loss on real estate assets held for sale. This non-cash loss is primarily comprised of the impact of including unrecognized foreign currency translation adjustment losses in the carrying value of assets held for sale. (See Item 8., Note 11. Acquisitions and Dispositions: Dispositions to the Consolidated Financial Statements).

(c)
Adjusted OIBDA is a non-GAAP financial measure. For purposes of the above table, we calculate “Adjusted OIBDA” as operating income (loss) before depreciation, amortization, net (gain) loss on dispositions, stock-based compensation, restructuring charges, loss on real estate assets held for sale and costs related to the Acquisition. Adjusted OIBDA is among the primary measures we use for managing our business, evaluating our operating performance and planning and forecasting future periods, as it is an important indicator of our operational strength and business performance. Our management believes users of our financial data are best served if the information that is made available to them allows them to align their analysis and evaluation of our operating results along the same lines that our management uses in managing, planning and executing our business strategy. Our management also believes that the presentation of Adjusted OIBDA, as a supplemental measure, is useful in evaluating our business because eliminating certain non-comparable items highlight operational trends in our business that may not otherwise be apparent when relying solely on GAAP financial measures. It is management’s opinion that this supplemental measure provides users of our financial data with an important perspective on our operating performance and also makes it easier for users of our financial data to compare our results with other companies that have different financing and capital structures or tax rates. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for further information about Adjusted OIBDA.

(d)	Stock-based compensation in 2014, excludes $5.6 million recorded as Restructuring charges.

(e)
Net income per weighted average share outstanding for 2014 and 2013 was calculated based on weighted average shares outstanding for 2014 of 114.3 million for basic earnings (loss) per share (“EPS”) and 114.8 million for diluted EPS.

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

The following table presents a reconciliation of Net income (loss) to FFO and AFFO:

	Year Ended December 31,
(in millions)	2017	2016	2015	2014	2013
Net income (loss)(1)	$125.8	$90.9	$(29.4)	$306.9	$143.5
Depreciation of billboard advertising structures	76.2	98.2	104.9	99.6	97.5
Amortization of real estate-related intangible assets	48.2	52.9	55.8	44.9	43.2
Amortization of direct lease acquisition costs	40.0	38.2	36.3	33.8	30.9
Loss on real estate assets held for sale	—	1.3	103.6	—	—
Net (gain) loss on dispositions of billboard advertising structures	(14.3)	(1.9)	0.7	(2.5)	(27.3)
Adjustment related to equity-based investments	0.5	0.7	0.7	0.8	0.8
Income tax effect of adjustments(2)	0.9	0.1	(0.4)	0.4	10.9
FFO	277.3	280.4	272.2	483.9	299.5
Non-cash portion of income taxes	(3.6)	4.2	(0.4)	(259.0)	(16.2)
Cash paid for direct lease acquisition costs	(39.2)	(37.0)	(35.9)	(32.8)	(31.6)
Maintenance capital expenditures	(19.9)	(18.5)	(25.6)	(23.3)	(23.7)
Restructuring charges - severance	6.4	2.5	2.6	4.2	—
Acquisition costs	—	—	—	10.4	—
Other depreciation	13.5	10.7	8.8	7.6	7.0
Other amortization	11.9	24.2	23.3	16.3	17.2
Stock-based compensation	20.5	18.0	15.2	16.0	7.5
Non-cash effect of straight-line rent	3.4	1.3	(0.3)	(0.2)	1.2
Accretion expense	2.3	2.4	2.5	2.3	2.2
Amortization of deferred financing costs	6.1	6.4	6.3	12.1	—
Income tax effect of adjustments(3)	(1.1)	(0.1)	(0.6)	(1.8)	—
AFFO	$277.6	$294.5	$268.1	$235.7	$263.1

(1)
Our net income (loss) reflects our tax status as a regular domestic C corporation for U.S. federal income tax purposes through July 16, 2014. On July 17, 2014, we began operating as a REIT for U.S. federal income tax purposes. We incurred an income tax expense of $4.1 million in 2017, $5.4 million in each of 2016 and 2015, realized an income tax benefit of $206.0 million in 2014, and incurred an income tax expense of $96.6 million in 2013. Our cash paid for taxes during these periods were $6.8 million in 2017, $1.2 million in 2016, $5.8 million in 2015, $53.0 million in 2014 and $112.8 million in 2013. (See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Cash Flows.”)

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

Overview

OUTFRONT Media is a real estate investment trust (“REIT”), which provides advertising space (“displays”) on out-of-home advertising structures and sites in the United States (the “U.S.”) and Canada. We currently manage our operations through three operating segments—(1) U.S. Billboard and Transit, which is included in our U.S. Media reportable segment, (2) International and (3) Sports Marketing. International and Sports Marketing do not meet the criteria to be a reportable segment and accordingly, are both included in Other (see Item 8., Note 17. Segment Information to the Consolidated Financial Statements). Prior to April 1, 2016, our International segment included our advertising businesses in Canada and Latin America.

On April 1, 2016, we sold all of our equity interests in certain of our subsidiaries (the “Disposition”), which held all of the assets of our outdoor advertising business in Latin America. (See Item 8., Note 11. Acquisitions and Dispositions: Dispositions to the Consolidated Financial Statements.) The operating results of our outdoor advertising business in Latin America through April 1, 2016, are included in our Consolidated Financial Statements for 2016 and 2015, and are included in Other in our segment reporting.

Business

We are one of the largest providers of advertising space on out-of-home advertising structures and sites across the U.S. and Canada. Our inventory consists of billboard displays, which are primarily located on the most heavily traveled highways and roadways in top Nielsen Designated Market Areas (“DMAs”), and transit advertising displays operated under exclusive multi-year contracts with municipalities in large cities across the U.S. and Canada. We also have marketing and multimedia rights agreements with colleges, universities and other educational institutions, which entitle us to operate on-campus advertising displays, as well as manage marketing opportunities, media rights and experiential entertainment at sports events. In total, we have displays in all of the 25 largest markets in the U.S. and 140 markets in the U.S. and Canada. Our top market, high profile location focused portfolio includes sites such as the Bay Bridge in San Francisco, various locations along Sunset Boulevard in Los Angeles, and sites in and around both Grand Central Station and Times Square in New York. The breadth and depth of our portfolio provides our customers with a range of options to address their marketing objectives, from national, brand-building campaigns to hyper-local campaigns that drive customers to the advertiser’s website or retail location “one mile down the road.”

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

U.S. Media. Our U.S. Media segment generated 23% of its revenues in the New York City metropolitan area in 2017, 25% in 2016 and 27% in 2015, and generated 16% in the Los Angeles metropolitan area in each of 2017 and 2016, and 15% in 2015. Our U.S. Media segment generated Revenues of $1,406.5 million in 2017, $1,393.8 million in 2016 and $1,344.3 million in 2015, and Operating income before Depreciation, Amortization, Net (gain) loss on dispositions, Stock-based compensation, Restructuring charges and Loss on real estate assets held for sale (“Adjusted OIBDA”) of $478.1 million in 2017, $473.8 million in 2016 and $451.1 million in 2015. (See the “Segment Results of Operations” section of this MD&A.)

Other (includes International and Sports Marketing). Other generated Revenues of $114.0 million in 2017, $120.1 million in 2016 and $169.5 million in 2015, and Adjusted OIBDA of $8.4 million in 2017, $17.8 million in 2016, and $24.3 million in 2015.

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

Increasing the number of digital displays in our most heavily trafficked locations is an important element of our organic growth strategy, as digital displays have the potential to attract additional business from both new and existing customers. We believe digital displays are attractive to our customers because they allow for the development of richer and more visually engaging messages, provide our customers with the flexibility both to target audiences by time of day and to quickly launch new advertising campaigns, and eliminate or greatly reduce production costs. In addition, digital displays enable us to run multiple advertisements on each display. Digital billboard displays generate approximately four times more revenue per display on average than traditional static billboard displays. Digital billboard displays also incur, on average, approximately two to four times more costs, including higher variable costs associated with the increase in revenue than traditional static billboard displays. As a result, digital billboard displays generate higher profits and cash flows than traditional static billboard displays. The majority of our digital billboard displays were converted from traditional static billboard displays. In 2017, we commenced deployment of state-of-the-art digital transit displays in connection with several transit franchises and are planning to increase deployments significantly over the coming years. Once the digital transit displays have been deployed at scale, we expect that revenue generated on digital transit displays will be a multiple of the revenue generated on comparable static transit displays. We intend to incur significant equipment deployment costs and capital expenditures in the coming years to continue increasing the number of digital displays in our portfolio. In 2017, we have built or converted 65 new digital billboard displays in the United States and 21 in Canada. Additionally, in 2017, we entered into marketing arrangements to sell advertising on 49 digital billboard displays in the U.S. and 26 in Canada. In 2017, we have built, converted or replaced 238 digital transit and other displays in the United States. The following table sets forth information regarding our digital displays.

	Digital Revenues (in millions) for the Year Ended December 31, 2017			Number of Digital Displays as of December 31, 2017(a)
Location	Digital Billboard	Digital Transit and Other	Total Digital Revenues	Digital Billboard Displays	Digital Transit and Other Displays	Total Digital Displays	Percentage of Total Digital Displays
United States	$159.1	$44.8	$203.9	822	871	1,693	88%
Canada	14.6	0.2	14.8	160	63	223	12
Total	$173.7	$45.0	$218.7	982	934	1,916	100%

(a)
Digital display amounts (1) include displays reserved for transit agency use and (2) exclude: (i) all displays under our multimedia rights agreements with colleges, universities and other educational institutions; (ii) 1,650 MetroCard vending machine digital screens; and (iii) 317 in-train advertising displays which are scheduled to be taken out of service permanently.

Our revenues and profits may fluctuate due to seasonal advertising patterns and influences on advertising markets. Typically, our revenues and profits are highest in the fourth quarter, during the holiday shopping season, and lowest in the first quarter, as advertisers cut back on spending following the holiday shopping season.

We have a diversified base of customers across various industries. During 2017, our largest categories of advertisers were retail, healthcare/pharmaceuticals and television, each of which represented 8% of our total U.S. Media segment revenues. During 2016, our largest categories of advertisers were retail, television and healthcare/pharmaceuticals, which represented 9%, 8% and 7% of our total U.S. Media segment revenues, respectively. During 2015, our largest categories of advertisers were retail, television and healthcare/pharmaceuticals, which represented 10%, 8% and 7% of our total U.S. Media segment revenues, respectively.

Our large-scale portfolio allows our customers to reach a national audience and also provides the flexibility to tailor campaigns to specific regions or markets. In 2017, we generated approximately 43% of our U.S. Media segment revenues from national advertising campaigns, compared to 46% in 2016 and 47% in 2015.

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

Our contracts with the New York Metropolitan Transportation Authority (the “MTA”) represented 53% of our U.S. Media segment transit and other revenues, or 17% of our total U.S. Media segment revenues, in 2017. On December 8, 2017, we entered into a transit advertising and communications concession agreement with the MTA for subway, commuter rail and buses for a 10-year term, with an additional 5-year extension at our option. Under the agreement, we are obligated to deploy over 50,000 digital displays for advertising and MTA communications across the transit system over a number of years, commencing in 2018, and the MTA is entitled to receive the greater of a percentage of revenues or a guaranteed minimum annual payment. Due to the change in the MTA’s revenue share percentage under the new agreement, we expect our transit franchise operating expenses to decline in year one of the new agreement as compared to prior historical periods, and gradually increase in subsequent years if our revenues increase over an annual base revenue amount. Incremental revenues that exceed an annual base revenue amount will be retained by us for the cost of deploying advertising and communications screens throughout the transit system. Our currently estimated equipment deployment costs will be approximately $800 million for the full 15-year term and approximately $600 million for the first eight years of the term, and we anticipate these equipment deployment costs will be recorded as Prepaid lease and transit franchise costs and Intangible assets on our Consolidated Statement of Financial Position. If incremental revenues generated over the term of the agreement are not sufficient to cover all or a portion of the equipment deployment costs, the costs will not be recovered, which could have an adverse effect on our business, financial condition and results of operation. We expect to utilize third party financing to fund equipment deployment costs, and have increased our letters of credit for the benefit of the MTA from approximately $30.0 million to $136.0 million, which is subject to change as equipment installations are completed and revenues are generated.

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

	Year Ended December 31,
(in millions, except percentages)	2017	2016	% Change
Revenues	$1,520.5	$1,513.9	—%
Organic revenues(a)(b)	1,501.6	1,493.2	1
Operating income	241.7	204.9	18
Adjusted OIBDA(b)	444.1	449.0	(1)
Adjusted OIBDA(b) margin	29%	30%
Funds from operations (“FFO”)(b)	277.3	280.4	(1)
Adjusted FFO (“AFFO”)(b)	277.6	294.5	(6)
Net income	125.8	90.9	38

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

Reconciliation of Non-GAAP Financial Measures

The following table reconciles Operating income to Adjusted OIBDA, and Net income (loss) to FFO and AFFO.

	Year Ended December 31,
(in millions, except per share amounts)	2017	2016
Total revenues	$1,520.5	$1,513.9

Operating income	$241.7	$204.9
Restructuring charges	6.4	2.5
Loss on real estate assets held for sale	—	1.3
Net gain on dispositions	(14.3)	(1.9)
Depreciation	89.7	108.9
Amortization	100.1	115.3
Stock-based compensation	20.5	18.0
Adjusted OIBDA	$444.1	$449.0
Adjusted OIBDA margin	29%	30%

Net income	$125.8	$90.9
Depreciation of billboard advertising structures	76.2	98.2
Amortization of real estate-related intangible assets	48.2	52.9
Amortization of direct lease acquisition costs	40.0	38.2
Loss on real estate assets held for sale	—	1.3
Net gain on dispositions of billboard advertising structures	(14.3)	(1.9)
Adjustment related to equity-based investments	0.5	0.7
Income tax effect of adjustments(a)	0.9	0.1
FFO	$277.3	$280.4

FFO per weighted average shares outstanding, diluted	$2.00	$2.03

	Year Ended December 31,
(in millions, except per share amounts)	2017	2016
FFO	$277.3	$280.4
Non-cash portion of income taxes	(3.6)	4.2
Cash paid for direct lease acquisition costs	(39.2)	(37.0)
Maintenance capital expenditures	(19.9)	(18.5)
Restructuring charges	6.4	2.5
Other depreciation	13.5	10.7
Other amortization	11.9	24.2
Stock-based compensation	20.5	18.0
Non-cash effect of straight-line rent	3.4	1.3
Accretion expense	2.3	2.4
Amortization of deferred financing costs	6.1	6.4
Income tax effect of adjustments(b)	(1.1)	(0.1)
AFFO	$277.6	$294.5

AFFO per weighted average shares outstanding, diluted	$2.00	$2.13

Net income per common share, diluted	$0.90	$0.66

Weighted average shares outstanding, diluted	138.9	138.4

(a)	Income tax effect related to Net gain on dispositions of billboard advertising structures.

(b)	Income tax effect related to Restructuring charges.

FFO in 2017 of $277.3 million decreased $3.1 million, or 1%, compared to 2016. AFFO in 2017 of $277.6 million decreased $16.9 million, or 6%, compared to 2016, primarily due to the impact of a reimbursement of historical tax payments received in 2016 from our former parent company, CBS Corporation, and lower depreciation and amortization, partially offset by higher net income.

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

2017 vs. 2016

				(in constant dollars)(b)
				Year Ended
	Year Ended December 31,		% Change	December 31,	% Change
(in millions, except percentages)	2017	2016		2016
Revenues:
Billboard	$1,059.0	$1,071.0	(1)%	$1,072.0	(1)%
Transit and other	461.5	442.9	4	443.1	4
Total revenues	1,520.5	1,513.9	—	$1,515.1	—
Foreign currency exchange impact	—	1.2
Constant dollar revenues(b)	$1,520.5	$1,515.1

Organic revenues(a):
Billboard	$1,046.5	$1,057.8	(1)	$1,057.8	(1)
Transit and other	455.1	435.4	5	435.4	5
Total organic revenues(a)	1,501.6	1,493.2	1	1,493.2	1
Non-organic revenues:
Billboard	12.5	13.2	(5)	14.2	(12)
Transit and other	6.4	7.5	(15)	7.7	(17)
Total non-organic revenues	18.9	20.7	(9)	21.9	(14)
Total revenues	$1,520.5	$1,513.9	—	$1,515.1	—

(a)	Organic revenues exclude revenues associated with significant acquisitions and divestitures, and the impact of foreign currency exchange rates (“non-organic revenues”).

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

Total revenues increased $6.6 million and organic revenues increased $8.4 million, or 1%, in 2017 compared to 2016. In constant dollars, revenues increased $5.4 million and organic revenues increased $8.4 million, or 1%, in 2017 compared to 2016.

Non-organic revenues primarily reflects acquisitions and dispositions.

Total billboard revenues decreased $12.0 million, or 1%, in 2017 compared to 2016, principally driven by a decrease in average revenue per display (yield), the net effect of new and lost billboards in the period, the impact of the Disposition and the impact of hurricanes in the Florida and Texas markets, partially offset by the conversion of traditional static billboard displays to digital billboard displays, higher proceeds from condemnations and the impact of the Transaction (as defined in the “Segments Results of Operations: Other” section of this MD&A). The decrease in average revenue per display (yield) is primarily due to a reduction in national advertising revenues, partially offset by an increase in local advertising revenues. In constant dollars, billboard revenues decreased $13.0 million, or 1%, in 2017 compared to 2016.

The decrease in organic billboard revenues in 2017 compared to 2016, is due to a decrease in average revenue per display (yield), as discussed above, the net effect of new and lost billboards in the period, the impact of hurricanes in the Florida and Texas markets, and lower performance in Canada, partially offset by the conversion of traditional static billboard displays to digital billboard displays and higher proceeds from condemnations.

Total transit and other revenues increased $18.6 million, or 4%, in 2017 compared to 2016, driven by the net effect of won and lost franchises in the period (primarily the Massachusetts Bay Transportation Authority (the “MBTA”)), partially offset by lower revenues in New York due to a decrease in average revenue per display (yield), and the impact of the Disposition. The decrease in average revenue per display (yield) is primarily due to a reduction in national advertising revenues, partially offset by an increase in local advertising revenues.

The increase in organic transit and other revenues in the 2017 compared to 2016, is due to the net effect of won and lost franchises in the period (primarily the MBTA), partially offset by lower revenues in New York due to a decrease in average revenue per display (yield), as discussed above.

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

Expenses

	Year Ended December 31,			% Change
(in millions, except percentages)	2017	2016	2015	2017 vs. 2016	2016 vs. 2015
Expenses:
Operating	$835.2	$818.1	$833.1	2%	(2)%
Selling, general and administrative	261.7	264.8	258.3	(1)	3
Restructuring charges	6.4	2.5	2.6	156	(4)
Loss on real estate assets held for sale	—	1.3	103.6	*	(99)
Net (gain) loss on dispositions	(14.3)	(1.9)	0.7	*	*
Depreciation	89.7	108.9	113.7	(18)	(4)
Amortization	100.1	115.3	115.4	(13)	—
Total expenses	$1,278.8	$1,309.0	$1,427.4	(2)	(8)

*	Calculation is not meaningful.

Operating Expenses

Our operating expenses are composed of the following:

Billboard property lease expenses. These expenses reflect the cost of leasing the real property on which our billboards are mounted. These lease agreements have terms varying between one month and multiple years, and usually provide renewal options. Rental expenses are comprised of a fixed monthly amount and under certain agreements, also include contingent rent, which varies based on the revenues we generate from the leased site. The fixed portion of property leases are generally paid in advance for periods ranging from one to twelve months and expensed evenly over the contract term. Contingent rent is generally paid in arrears and is expensed as incurred when the related revenues are recognized.

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

	Year Ended December 31,			% Change
(in millions, except percentages)	2017	2016	2015	2017 vs. 2016	2016 vs. 2015
Operating expenses:
Billboard property lease	$371.2	$364.9	$369.5	2%	(1)%
Transit franchise	238.0	230.9	227.3	3	2
Posting, maintenance and other	226.0	222.3	236.3	2	(6)
Total operating expenses	$835.2	$818.1	$833.1	2	(2)

Billboard property lease expenses represented 35% of billboard revenues in 2017 and 34% in each of 2016 and 2015. The increase in billboard property lease costs in 2017 compared to 2016 was primarily due to an increase in Canada billboard property lease costs, primarily as a result of the impact of the Transaction, and an increase in U.S. Media segment billboard property lease costs, including a $1.5 million one-time true-up, partially offset by the impact of the Disposition (a decrease of $3.0 million compared to 2016). Excluding the impact of the Disposition in 2016, billboard property lease expenses increased 3% in 2017 compared to 2016. The decrease in billboard property lease expenses in 2016 compared to 2015 was primarily due to the impact of the Disposition (a decrease of $12.2 million compared to 2015) and lost billboard leases in 2016, partially offset by increases in billboard property lease expenses in our U.S. Media segment. Excluding the impact of the Disposition in 2016, billboard property lease expenses increased 2% in 2016 compared to 2015.

Transit franchise expenses represented 63% of transit revenues in each of 2017, 2016 and 2015. The increase in transit franchise expenses in 2017 compared to 2016 was primarily due to the increase in transit revenues, primarily from new contracts (primarily the MBTA), partially offset by the impact of the Disposition (a decrease of $0.8 million compared to 2016). The increase in transit franchise expenses in 2016 compared to 2015 was primarily due to the increase in transit revenues, partially offset by the impact of the Disposition (a decrease of $3.6 million compared to 2015).

Billboard property lease and transit franchise expenses increased by $13.4 million in 2017 compared to 2016. Billboard property lease and transit franchise expenses decreased by $1.0 million in 2016 compared to 2015.

Posting, maintenance and other expenses as a percentage of Revenues were 15% in each of 2017 and 2016 and 16% in 2015. Posting, maintenance and other expenses increased $3.7 million, or 2%, in 2017 compared to 2016, primarily due to higher expenses related to our Sports Marketing operating segment, higher compensation and benefits-related costs, and the impact of hurricanes in the Florida and Texas markets, partially offset by the impact of the Disposition (a decrease of $5.0 million compared to 2016). Excluding the impact of the Disposition, posting, maintenance and other expenses increased 4% in 2017 compared to 2016. Posting, maintenance and other expenses decreased $14.0 million, or 6%, in 2016 compared to 2015, principally due to the impact of the Disposition (a decrease of $17.1 million compared to 2015). Excluding the impact of the Disposition, posting, maintenance and other expenses increased 1% in 2016 compared to 2015.

Selling, General and Administrative Expenses (“SG&A”)

SG&A expenses represented 17% of Revenues in each of 2017, 2016 and 2015. SG&A expenses decreased $3.1 million, or 1%, in 2017 compared to 2016, primarily due to lower professional fees and the impact of the Disposition (a decrease of $3.1 million compared to 2016), partially offset by higher expenses related to our Sports Marketing operating segment. Excluding the impact of the Disposition, SG&A expenses in 2017 were comparable to 2016. SG&A expenses increased $6.5 million, or 3%, in 2016 compared to 2015, primarily due to increased sales and other compensation-related expenses and one-time professional fees in 2016 of $3.8 million associated with implementing initiatives to improve our cost base and pricing/yield management, partially offset by the impact of the Disposition (a decrease of $11.5 million compared to 2015), lower administrative costs and non-recurring legal expenses in 2015 of $5.2 million. Excluding the impact of the Disposition, SG&A expenses increased 7% in 2016 compared to 2015.

Restructuring Charges

In 2017, we recorded restructuring charges of $6.4 million for severance charges primarily associated with the Transaction. In 2016, we recorded restructuring charges of $2.5 million for severance charges associated with the reorganization of our sales management and administrative functions. In 2015, we recorded restructuring charges of $2.6 million associated with the elimination of management positions and the elimination of positions in connection with the sale of assets and the consolidation of leased locations.

Loss on Real Estate Assets Held for Sale

In connection with the Disposition, the assets of our outdoor advertising business in Latin America had been classified as Assets held for sale on the Consolidated Statement of Financial Position as of December 31, 2015. It is required that we measure assets held for sale at the lower of their carrying value (including unrecognized foreign currency translation adjustment losses) or fair value less cost to sell. The impact of including unrecognized foreign currency translation adjustment losses in the carrying value of assets held for sale resulted in a non-cash loss on real estate assets held for sale of approximately $1.3 million in 2016 and $103.6 million in 2015. Upon completion of the Disposition in 2016, the unrecognized foreign currency translation adjustment loss was reclassified to earnings from Accumulated other comprehensive loss on the Consolidated Statement of Financial Position.

Net (Gain) Loss on Dispositions

Net gain on dispositions was $14.3 million in 2017, which includes a gain of $14.1 million from the acquisition of digital billboards in the Boston, Massachusetts, DMA in exchange for static billboards in four non-metropolitan market clusters, and $1.9 million in 2016. Net loss on dispositions in 2015 was $0.7 million.

Depreciation

Depreciation decreased $19.2 million, or 18%, in 2017 compared to 2016, due primarily to the increase in fully-depreciated advertising billboards and the impact of the Disposition, partially offset by higher depreciation associated with the increased number of digital billboards. Depreciation decreased $4.8 million, or 4%, in 2016 compared to 2015, due primarily to the impact of the Disposition, partially offset by higher depreciation associated with the increased number of digital billboards. Both digital and static billboards are depreciated over an estimated useful life of 5 years to 20 years.

Amortization

Amortization decreased $15.2 million, or 13%, in 2017 compared to 2016, principally driven by lower amortization of intangible assets. Amortization decreased $0.1 million in 2016 compared to 2015, principally driven by lower amortization of intangible assets, partially offset by increased direct lease acquisition costs in 2016 compared to 2015. Amortization expense includes the amortization of direct lease acquisition costs of $40.0 million in 2017, $38.2 million in 2016 and $36.3 million in 2015. Capitalized direct lease acquisition costs were $40.4 million in 2017, $38.0 million in 2016 and $36.3 million in 2015.

Interest Expense

Interest expense, net, was $116.9 million (including $6.1 million of deferred financing costs) in 2017, $113.8 million (including $6.4 million of deferred financing costs) in 2016 and $114.8 million (including $6.3 million of deferred financing costs) in 2015.

Provision for Income Taxes

The Provision for income taxes was $4.1 million (including a $2.1 million effect from the Tax Cuts and Jobs Act on net deferred tax assets) in 2017 and $5.4 million in each of 2016 and 2015. Excluding the Loss on real estate assets held for sale of $103.6 million in 2015, the effective income tax rate was 3.3% for 2017, 5.9% for 2016 and 7.2% for 2015.

Net Income (Loss)

Net income was $125.8 million in 2017, an increase of $34.9 million compared to 2016, primarily due to lower depreciation and amortization, a gain of $14.1 million from the acquisition of digital billboards in the Boston, Massachusetts, DMA in exchange for static billboards in four non-metropolitan market clusters, lower professional fees and the impact of the Disposition. In 2016, Net income was $90.9 million compared to a Net loss of $29.4 million in 2015, primarily due to the impact of the Disposition, and a Loss on real estate assets held for sale and non-recurring legal expenses in 2015, partially offset by higher sales and other compensation-related expenses and one-time professional fees in 2016 of $3.8 million associated with implementing initiatives to improve our cost base and pricing/yield management.

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

The following table presents our Revenues, Adjusted OIBDA, Operating income (loss) and Depreciation and Amortization by segment, in 2017, 2016 and 2015. Historical financial information by reportable segment has been recast to reflect the current year’s presentation. On April 1, 2016, we completed the Disposition. Historical operating results for our advertising business in Latin America are included in Other.

	Year Ended December 31,
(in millions)	2017	2016	2015
Revenues:
U.S. Media	$1,406.5	$1,393.8	$1,344.3
Other	114.0	120.1	169.5
Total revenues	$1,520.5	$1,513.9	$1,513.8

Operating income	$241.7	$204.9	$86.4
Restructuring charges	6.4	2.5	2.6
Loss on real estate assets held for sale	—	1.3	103.6
Net (gain) loss on dispositions	(14.3)	(1.9)	0.7
Depreciation	89.7	108.9	113.7
Amortization	100.1	115.3	115.4
Stock-based compensation(a)	20.5	18.0	15.2
Total Adjusted OIBDA	$444.1	$449.0	$437.6

Adjusted OIBDA:
U.S. Media	$478.1	$473.8	$451.1
Other	8.4	17.8	24.3
Corporate	(42.4)	(42.6)	(37.8)
Total Adjusted OIBDA	$444.1	$449.0	$437.6

Operating income (loss):
U.S. Media	$320.6	$269.5	$245.3
Other	(16.0)	(4.0)	(105.9)
Corporate	(62.9)	(60.6)	(53.0)
Total operating income	$241.7	$204.9	$86.4

(a)	Stock-based compensation is classified as Corporate expense.

U.S. Media

2017 vs. 2016

	Year Ended December 31,		% Change
(in millions, except percentages)	2017	2016
Revenues:
Billboard	$997.9	$1,005.6	(1)%
Transit and other	408.6	388.2	5
Total revenues	$1,406.5	$1,393.8	1

Organic revenues(a):
Billboard	$992.4	$1,001.6	(1)
Transit and other	402.2	381.7	5
Total organic revenues(a)	1,394.6	1,383.3	1
Non-organic revenues:
Billboard	5.5	4.0	38
Transit and other	6.4	6.5	(2)
Total non-organic revenues	11.9	10.5	13
Total revenues	1,406.5	1,393.8	1
Operating expenses	(754.5)	(739.3)	2
SG&A expenses	(173.9)	(180.7)	(4)
Adjusted OIBDA	$478.1	$473.8	1
Adjusted OIBDA margin	34%	34%

Operating income	$320.6	$269.5	19
Restructuring charges	2.3	2.5	(8)
Net (gain) loss on dispositions	(14.4)	(1.7)	*
Depreciation and amortization	169.6	203.5	(17)
Adjusted OIBDA	$478.1	$473.8	1

*	Calculation not meaningful.

(a)	Organic revenues exclude revenues associated with significant acquisitions and divestitures (“non-organic revenues”).

Total U.S. Media segment revenues increased $12.7 million, or 1%, and U.S. Media segment organic revenues increased $11.3 million, or 1%, in 2017 compared to 2016. Non-organic revenues primarily reflect an acquisition.

Total U.S. Media segment revenue grew in 2017 compared to 2016, reflecting the net effect of won and lost franchises in the period (primarily the MBTA), the conversion of traditional static billboard displays to digital billboard displays and higher proceeds from condemnations, partially offset by a decrease in average revenue per display (yield) in billboards and transit, the net effect of new and lost billboards in the period, and the impact of hurricanes in the Florida and Texas markets. We generated approximately 43% in 2017 and 46% in 2016 of our U.S. Media segment revenues from national advertising campaigns. We have seen a softening of advertising revenues from national accounts across a variety of industry categories, primarily automotive, travel/leisure and retail.

Revenues from U.S. Media segment billboards decreased $7.7 million, or 1%, in 2017 compared to 2016, reflecting a decrease in average revenue per display (yield), the net effect of new and lost billboards in the period, and the impact of hurricanes in the Florida and Texas markets, partially offset by the conversion of traditional static billboard displays to digital billboard displays and higher proceeds from condemnations. The decrease in average revenue per display (yield) is primarily due to a reduction in national advertising revenues, partially offset by an increase in local advertising revenues.

Organic revenues from U.S. Media segment billboards decreased $9.2 million, or 1%, in 2017 compared to 2016, primarily due to a decrease in average revenue per display (yield), as discussed above, the net effect of new and lost billboards in the period, and the impact of hurricanes in the Florida and Texas markets, partially offset by the conversion of traditional static billboard displays to digital billboard displays and higher proceeds from condemnations.

Transit and other revenues in the U.S. Media segment increased $20.4 million, or 5%, in 2017 compared to 2016, reflecting the net effect of won and lost franchises in the period (primarily the MBTA), partially offset by lower revenues in New York due to a decrease in average revenue per display (yield). The decrease in average revenue per display (yield) is primarily due to a reduction in national advertising revenues, partially offset by an increase in local advertising revenues.

Organic transit and other revenues in the U.S. Media segment increased $20.5 million, or 5%, in 2017 compared to 2016, reflecting the net effect of won and lost franchises in the period (primarily the MBTA), partially offset by lower revenues in New York due to a decrease in average revenue per display (yield), as discussed above.

U.S. Media segment operating expenses increased $15.2 million, or 2%, in 2017 compared to 2016, primarily due to increased transit franchise expenses resulting from an increase in transit revenues, primarily from new contracts, increased billboard property lease costs, including a $1.5 million one-time true-up, and higher compensation and benefits-related costs. In the U.S. Media segment, billboard property lease expenses represented 35% of billboard revenues in 2017 and 34% in 2016, and transit franchise expenses represented 63% of transit revenues in each of 2017 and 2016. U.S. Media segment SG&A expenses decreased $6.8 million, or 4%, in 2017 compared to 2016, primarily due to lower professional fees.

U.S. Media segment Adjusted OIBDA increased $4.3 million, or 1%, in 2017 compared to 2016.

2016 vs. 2015

	Year Ended December 31,		% Change
(in millions, except percentages)	2016	2015
Revenues:
Billboard	$1,005.6	$969.8	4%
Transit and other	388.2	374.5	4
Total revenues	$1,393.8	$1,344.3	4

Organic revenues(a):
Billboard	$1,001.6	$968.4	3
Transit and other	381.7	372.9	2
Total organic revenues(a)	1,383.3	1,341.3	3
Non-organic revenues:
Billboard	4.0	1.4	186
Transit and other	6.5	1.6	*
Total non-organic revenues	10.5	3.0	*
Total revenues	1,393.8	1,344.3	4
Operating expenses	(739.3)	(722.4)	2
SG&A expenses	(180.7)	(170.8)	6
Adjusted OIBDA	$473.8	$451.1	5
Adjusted OIBDA margin	34%	34%

Operating income	$269.5	$245.3	10
Restructuring charges	2.5	2.6	(4)
Net (gain) loss on dispositions	(1.7)	0.6	*
Depreciation and amortization	203.5	202.6	—
Adjusted OIBDA	$473.8	$451.1	5

*	Calculation not meaningful.

(a)	Organic revenues exclude revenues associated with significant acquisitions and divestitures, and revenues associated with business lines we no longer operate (“non-organic revenues”).

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

U.S. Media segment Adjusted OIBDA increased $22.7 million in 2016 compared to 2015.

Other

2017 vs. 2016

				(in constant dollars)(a)
				Year Ended
	Year Ended December 31,		% Change	December 31,	% Change
(in millions, except percentages)	2017	2016		2016
Revenues:
Billboard	$61.1	$65.4	(7)%	$66.4	(8)%
Transit and other	52.9	54.7	(3)	54.9	(4)
Total revenues	$114.0	$120.1	(5)	$121.3	(6)

Organic revenues(a):
Billboard	$54.1	$56.2	(4)	$56.2	(4)
Transit and other	52.9	53.7	(1)	53.7	(1)
Total organic revenues(a)	107.0	109.9	(3)	109.9	(3)
Non-organic revenues:
Billboard	7.0	9.2	(24)	10.2	(31)
Transit and other	—	1.0	*	1.2	*
Total non-organic revenues	7.0	10.2	(31)	11.4	(39)
Total revenues	114.0	120.1	(5)	121.3	(6)
Operating expenses	(80.7)	(78.8)	2	(79.8)	1
SG&A expenses	(24.9)	(23.5)	6	(23.7)	5
Adjusted OIBDA	$8.4	$17.8	(53)	$17.8	(53)
Adjusted OIBDA margin	7%	15%		15%

Operating loss	$(16.0)	$(4.0)	*
Restructuring charges	4.1	—	*
Loss on real estate assets held for sale	—	1.3	*
Net (gain) loss on dispositions	0.1	(0.2)	*
Depreciation and amortization	20.2	20.7	(2)
Adjusted OIBDA	$8.4	$17.8	(53)

*	Calculation is not meaningful.

(a)	Revenues on a constant dollar basis are calculated as reported revenues excluding the impact of foreign currency exchange rates between periods.

On June 13, 2017, certain subsidiaries of OUTFRONT Media Inc. acquired the equity interests of certain subsidiaries of All Vision LLC (“All Vision”), which hold substantially all of All Vision’s existing outdoor advertising assets in Canada, and effectuated an amalgamation of All Vision’s Canadian business with our Canadian business (the “Transaction”).

Total Other revenues decreased $6.1 million, or 5%, in 2017 compared to 2016, reflecting the impact of the Disposition (a decrease of $11.4 million), partially offset by the impact of the Transaction. In constant dollars, total Other revenues in 2017 decreased 6% compared to 2016, driven by the impact of the Disposition (a decrease of $11.4 million), partially offset by the impact of the Transaction.

Other operating expenses increased $1.9 million, or 2%, in 2017 compared to 2016, driven by higher expenses related to renewed contracts in our Sports Marketing operating segment, the impact of the Transaction and foreign currency exchange rates, partially offset by the impact of the Disposition (a decrease of $8.8 million). Other SG&A expenses increased $1.4 million, or 6%, in 2017 compared to 2016, primarily driven by higher expenses related to our Sports Marketing operating segment, the impact of the Transaction and foreign currency exchange rates, partially offset by the impact of the Disposition (a decrease of $3.1 million).

Other Adjusted OIBDA decreased $9.4 million, or 53%, in 2017 compared to 2016, primarily driven by our Sports Marketing operating segment and lower performance in Canada, partially offset by the impacts of both the Transaction and the Disposition. In constant dollars, Other Adjusted OIBDA decreased $9.4 million, or 53%, in 2017 compared to 2016.

2016 vs. 2015

				(in constant dollars)(a)
				Year Ended
	Year Ended December 31,		% Change	December 31,	% Change
(in millions, except percentages)	2016	2015		2015
Revenues:
Billboard	$65.4	$114.5	(43)%	$109.9	(40)%
Transit and other	54.7	55.0	(1)	54.4	1
Total revenues	$120.1	$169.5	(29)	$164.3	(27)

Organic revenues(a):
Billboard	$55.2	$57.5	(4)	$57.5	(4)
Transit and other	53.5	47.9	12	47.9	12
Total organic revenues(a)	108.7	105.4	3	105.4	3
Non-organic revenues:
Billboard	10.2	57.0	(82)	52.4	(81)
Transit and other	1.2	7.1	(83)	6.5	(82)
Total non-organic revenues	11.4	64.1	(82)	58.9	(81)
Total revenues	120.1	169.5	(29)	164.3	(27)
Operating expenses	(78.8)	(110.7)	(29)	(106.9)	(26)
SG&A expenses	(23.5)	(34.5)	(32)	(33.0)	(29)
Adjusted OIBDA	$17.8	$24.3	(27)	$24.4	(27)
Adjusted OIBDA margin	15%	14%		15%

Operating loss	$(4.0)	$(105.9)	(96)
Loss on real estate assets held for sale	1.3	103.6	(99)
Net (gain) loss on dispositions	(0.2)	0.1	*
Depreciation and amortization	20.7	26.5	(22)
Adjusted OIBDA	$17.8	$24.3	(27)

*	Calculation is not meaningful.

(a)	Revenues on a constant dollar basis are calculated as reported revenues excluding the impact of foreign currency exchange rates between periods.

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

Corporate

Corporate expenses primarily include expenses associated with employees who provide centralized services. Corporate expenses, excluding stock-based compensation, were $42.4 million in 2017, $42.6 million in 2016 and $37.8 million in 2015. Corporate expenses in 2017 decreased slightly compared to 2016, primarily reflecting lower professional fees, partially offset by costs incurred in connection with the Amendment (as defined in the “Liquidity and Capital Resources” section of this MD&A). The increase in corporate expenses in 2016 compared to 2015 primarily reflects increased compensation-related expenses and one-time professional fees in 2016 of $3.8 million associated with implementing initiatives to improve our cost base and pricing/yield management, partially offset by non-recurring legal expenses in 2015 of $5.2 million.

Liquidity and Capital Resources

	As of December 31,		%
(in millions, except percentages)	2017	2016	Change
Assets:
Cash and cash equivalents	$48.3	$65.2	(26)%
Receivables, less allowances of $11.5 in 2017 and $9.2 in 2016	231.1	222.0	4
Prepaid lease and transit franchise costs	73.3	67.4	9
Other prepaid expenses	13.5	15.8	(15)
Other current assets	9.8	7.8	26
Total current assets	376.0	378.2	(1)
Liabilities:
Accounts payable	56.1	85.6	(34)
Accrued compensation	34.6	33.9	2
Accrued interest	16.1	15.7	3
Accrued lease costs	30.5	26.7	14
Other accrued expenses	42.3	54.8	(23)
Deferred revenues	21.3	20.2	5
Short-term debt	80.0	—	*
Other current liabilities	18.7	14.6	28
Total current liabilities	299.6	251.5	19
Working capital	$76.4	$126.7	(40)

*	Calculation is not meaningful.

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

Our short-term cash requirements primarily include payments for operating leases, guaranteed minimum annual payments, capital expenditures, equipment deployment costs, interest and dividends. Funding for short-term cash needs will come primarily from our cash on hand, operating cash flows, our ability to issue debt and equity securities, and borrowing capacity under the Revolving Credit Facility (as defined below), the AR Facility (as defined below) or other secured credit facilities that we may establish.

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

Our long-term cash needs include principal payments on outstanding indebtedness and commitments related to operating leases and franchise and other agreements, including any related guaranteed minimum annual payments, and equipment deployment costs. Funding for long-term cash needs will come from our cash on hand, operating cash flows, our ability to issue debt and equity securities, and borrowing capacity under the Revolving Credit Facility or other secured credit facilities that we may establish.

Our decline in working capital during 2017 is due to short-term borrowings primarily used to finance the Transaction and due to the change in timing of transit franchise payments to the MTA under the short-term extension of our previous contracts for transit advertising services.

Under the MTA agreement, we are obligated to deploy over 50,000 digital displays for advertising and MTA communications across the transit system over a number of years, commencing in 2018, and the MTA is entitled to receive the greater of a percentage of revenues or a guaranteed minimum annual payment. Due to the change in the MTA’s revenue share percentage under the current agreement, we expect our transit franchise operating expenses to decline in year one of the current agreement as compared to prior historical periods, and gradually increase in subsequent years if our revenues increase over an annual base revenue amount. Incremental revenues that exceed an annual base revenue amount will be retained by us for the cost of deploying advertising and communications screens throughout the transit system. Our currently estimated equipment deployment costs will be approximately $800 million for the full 15-year term and approximately $600 million for the first eight years of the term, and we anticipate these equipment deployment costs will be recorded as Prepaid lease and transit franchise costs and Intangible assets on our Consolidated Statement of Financial Position. If incremental revenues generated over the term of the agreement are not sufficient to cover all or a portion of the equipment deployment costs, the costs will not be recovered, which could have an adverse effect on our business, financial condition and results of operation. We expect to utilize third party financing to fund equipment deployment costs, and have increased our letters of credit for the benefit of the MTA from approximately $30.0 million to $136.0 million, which is subject to change as equipment installations are completed and revenues are generated. For the full year of 2018, we expect our equipment deployment costs to be approximately $100.0 million.

As of December 31, 2017, we had total indebtedness of approximately $2.3 billion.

On February 27, 2018, we announced that our board of directors approved a quarterly cash dividend of $0.36 per share on our common stock, payable on March 30, 2018, to stockholders of record at the close of business on March 9, 2018.

Debt

Debt, net, consists of the following:

	As of
(in millions, except percentages)	December 31, 2017	December 31, 2016
Short-term debt:
AR Facility	$80.0	$—
Total short-term debt	80.0	—

Long-term debt:
Term loan	667.8	659.0

Senior unsecured notes:
5.250% senior unsecured notes, due 2022	549.6	549.5
5.625% senior unsecured notes, due 2024	502.6	503.0
5.875% senior unsecured notes, due 2025	450.0	450.0
Total senior unsecured notes	1,502.2	1,502.5

Debt issuance costs	(24.7)	(24.7)
Total long-term debt, net	2,145.3	2,136.8

Total debt, net	$2,225.3	$2,136.8

Weighted average cost of debt	4.8%	4.8%

	Payments Due by Period
(in millions)	Total	2018	2019-2020	2021-2022	2023 and thereafter
Long-term debt	$2,170.0	$—	$—	$550.0	$1,620.0
Interest	648.4	109.2	215.3	193.6	$130.3
Total	$2,818.4	$109.2	$215.3	$743.6	$1,750.3

On March 16, 2017, the Company, along with its wholly-owned subsidiaries, Outfront Media Capital LLC (“Finance LLC”) and Outfront Media Capital Corporation (together with Finance LLC, the “Borrowers”), and other guarantor subsidiaries party thereto, entered into an amendment (the “Amendment”) to its credit agreement and its related security agreement, each dated January 31, 2014 (together, and as amended, supplemented or otherwise modified, the “Credit Agreement”).

The Amendment provides for (i) the extension of the maturity date of the Borrowers’ existing revolving credit facility (the “Revolving Credit Facility”) from January 31, 2019, to March 16, 2022, (ii) the extension of the maturity date of the Borrowers’ existing term loan (the “Term Loan” and together with the Revolving Credit Facility, the “Senior Credit Facilities”) from January 31, 2021, to March 16, 2024, (iii) an increase to the Revolving Credit Facility by $5.0 million to $430.0 million, (iv) the incurrence of a $10.0 million incremental term loan primarily to cover transaction fees and expenses, which increases the outstanding principal balance of the Term Loan to $670.0 million, and (v) revisions to certain provisions of the Credit Agreement to, among other things, lower the interest rate floor for all loans to 0.0% and update covenants for greater operational and financial flexibility to the Company (including incurrence of additional indebtedness), as well as include other ministerial changes to the Credit Agreement. The remaining terms of the Credit Agreement, as amended by the Amendment, are substantially the same as the terms under the existing Credit Agreement, including with respect to events of default and loan acceleration. The letter of credit sublimit that is part of the Revolving Credit Facility under the Credit Agreement remains at $100.0 million.

On November 17, 2017, the Company, the Borrowers and other guarantor subsidiaries party thereto entered into another amendment to the Credit Agreement to reduce the interest rate margin applicable to the Term Loan from 1.25% to 1.00%, in the case of base rate borrowings, and from 2.25% to 2.00% in the case of London Interbank Offered Rate borrowings. The remaining terms of the Credit Agreement, as amended, are substantially the same as the terms under the existing Credit Agreement, including with respect to events of default and loan acceleration.

On June 30, 2017, certain subsidiaries of the Company entered into a three-year $100.0 million revolving accounts receivable securitization facility (the “AR Facility”).

Term Loan

The interest rate on the Term Loan was 3.6% per annum as of December 31, 2017. As of December 31, 2017, a discount of $2.2 million on the Term Loan remains unamortized. The discount is being amortized through Interest expense, net, on the Consolidated Statement of Operations.

Revolving Credit Facility

As of December 31, 2017, there were no outstanding borrowings under the Revolving Credit Facility.

The commitment fee based on the amount of unused commitments under the Revolving Credit Facility was $1.5 million in 2017, $1.8 million in 2016 and $1.9 million in 2015. As of December 31, 2017, we had issued letters of credit totaling approximately $88.6 million against the letter of credit facility sublimit under the Revolving Credit Facility.

Standalone Letter of Credit Facilities

As of December 31, 2017, we had issued letters of credit totaling approximately $119.5 million under our aggregate $150.0 million standalone letter of credit facilities. The total fees under the letter of credit facilities in 2017, 2016 and 2015, were immaterial.

Accounts Receivable Securitization Facility

On June 30, 2017, we entered into the AR Facility. The AR Facility provides up to $100.0 million in borrowing capacity, which is limited to the availability of eligible accounts receivable collateralizing the borrowings under the agreements governing the AR Facility. In connection with the AR Facility, Outfront Media LLC, a wholly-owned subsidiary of the Company, will sell and/or contribute its existing and future accounts receivable and certain related assets to Outfront Media Receivables LLC, a special purpose vehicle and wholly-owned subsidiary of the Company (the “SPV”). The SPV will transfer an undivided interest in the accounts receivable to certain purchasers from time to time (the “Purchasers”). Outfront Media LLC will service the accounts receivables on behalf of the SPV for a fee. The SPV has granted the Purchasers a security interest in all of its assets, which primarily consist of the accounts receivable relating to the Company’s qualified REIT subsidiaries, in order to secure its obligations under the agreements governing the AR Facility. The Company has agreed to guarantee the performance of Outfront Media LLC, in its capacity as originator and servicer, of its obligations under the agreements governing the AR Facility. Neither Outfront Media LLC nor the SPV guarantees the collectability of the receivables under the AR Facility. In addition, the SPV is a separate legal entity with its own separate creditors who will be entitled to access the SPV’s assets before the assets become available to the Company. Accordingly, the SPV’s assets are not available to pay creditors of the Company or any of its subsidiaries, although collections from the receivables in excess of amounts required to repay the Purchasers and other creditors of the SPV may be remitted to the Company.

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

As of December 31, 2017, there were $80.0 million of outstanding borrowings under the AR Facility at a borrowing rate of approximately 2.3%, which were primarily used to repay previously outstanding amounts under the Revolving Credit Facility. As of December 31, 2017, the total borrowing capacity remaining under the AR Facility was approximately $14.9 million based on approximately $192.2 million of eligible accounts receivable used as collateral for the AR Facility. The commitment fee based on the amount of unused commitments under the AR Facility was immaterial in 2017. As of February 26, 2018, there were $55.0 million of outstanding borrowings under the AR Facility at a borrowing rate of approximately 2.4%.

Senior Unsecured Notes

As of December 31, 2017, a discount of $0.4 million on $150.0 million aggregate principal amount of the 5.250% Senior Unsecured Notes due 2022, remains unamortized. The discount is being amortized through Interest expense, net, on the Consolidated Statement of Operations.

As of December 31, 2017, a premium of $2.6 million on $100.0 million aggregate principal amount of the 5.625% Senior Unsecured Notes, due 2024, remains unamortized. The premium is being amortized through Interest expense, net, on the Consolidated Statement of Operations.

Debt Covenants

The Credit Agreement governing the Senior Credit Facilities, the agreements governing the AR Facility, and the indentures governing our senior unsecured notes contain customary affirmative and negative covenants, subject to certain exceptions, including but not limited to those that limit the Company’s and our subsidiaries’ abilities to (i) pay dividends on, repurchase or make distributions in respect to the Company’s or its wholly-owned subsidiary, Finance LLC’s capital stock or make other restricted payments other than dividends or distributions necessary for us to maintain our REIT status, subject to certain conditions, and (ii) enter into agreements restricting certain subsidiaries’ ability to pay dividends or make other intercompany or third-party transfers.

The terms of the Credit Agreement (and under certain circumstances, the agreements governing the AR Facility) require that we maintain a Consolidated Net Secured Leverage Ratio, which is the ratio of (i) our consolidated secured debt (less up to $150.0 million of unrestricted cash) to (ii) our Consolidated EBITDA (as defined in the Credit Agreement) for the trailing four consecutive quarters, of no greater than 4.0 to 1.0. As of December 31, 2017, our Consolidated Net Secured Leverage Ratio was 1.4 to 1.0, as adjusted to give pro forma effect to an acquisition, in accordance with the Credit Agreement. The Credit Agreement also requires that, in connection with the incurrence of certain indebtedness, we maintain a Consolidated Total

Leverage Ratio, which is the ratio of our consolidated total debt to our Consolidated EBITDA for the trailing four consecutive quarters, of no greater than 6.0 to 1.0. As of December 31, 2017, our Consolidated Total Leverage Ratio was 4.7 to 1.0, as adjusted to give pro forma effect to an acquisition, in accordance with the Credit Agreement. As of December 31, 2017, we are in compliance with our debt covenants.

Deferred Financing Costs

As of December 31, 2017, we had deferred $29.4 million in fees and expenses associated with the Term Loan, Revolving Credit Facility, AR Facility and our senior unsecured notes. We are amortizing the deferred fees through Interest expense, net, on the Consolidated Statement of Operations over the respective terms of the Term Loan, Revolving Credit Facility, AR Facility and our senior unsecured notes.

At-the-Market Equity Offering Program

On November 21, 2017, we entered into a sales agreement in connection with an “at-the-market” equity offering program (the “ATM Program”), under which we may, from time to time, issue and sell shares of our common stock up to an aggregate offering price of $300.0 million. We have no obligation to sell any of our common stock under the sales agreement and may at any time suspend solicitations and offers under the sales agreement. As of February 26, 2018, no shares of our common stock have been sold under the ATM Program and accordingly, as of February 26, 2018, $300.0 million remained available to be sold under the sales agreement.

Cash Flows

The following table sets forth our cash flows in 2017, 2016 and 2015.

	Year Ended December 31,			% Change
(in millions, except percentages)	2017	2016	2015	2017 vs. 2016	2016 vs. 2015
Cash provided by operating activities	$249.3	$287.1	$293.1	(13)%	(2)%
Cash used for investing activities	(135.3)	(36.7)	(62.4)	*	(41)
Cash used for financing activities	(131.5)	(286.5)	(148.6)	(54)	93
Effect of exchange rate changes on cash and cash equivalents	0.6	(0.3)	(3.3)	*	(91)
Net increase (decrease) to cash and cash equivalents	$(16.9)	$(36.4)	$78.8	(54)	*

*	Calculation is not meaningful.

Cash provided by operating activities decreased $37.8 million in 2017 compared to 2016, principally as a result of the timing of payments made under the MTA agreement and lower net income, as adjusted for non-cash items. As a result of a change in the payment terms under the extensions to our previous MTA contracts, during 2017, we made payments to the MTA for percentage of revenues transit franchise fees due in excess of the guaranteed minimum payments related to both 2016 and 2017. The additional payment made in 2017 was $20.9 million. Additionally, we incurred $4.7 million of equipment deployment costs that are expected to be recouped against future revenues under the terms of our new MTA agreement and are recorded as a prepaid expense as of December 31, 2017. Cash provided by operating activities decreased $6.0 million in 2016 compared to 2015, due primarily to the timing of interest payments on our debt and the timing of commissions and other expense payments, partially offset by higher net income, as adjusted for non-cash items.

Cash used for investing activities increased $98.6 million in 2017 compared to 2016 and decreased $25.7 million in 2016 compared to 2015. In 2017, we completed several acquisitions for total cash payments of approximately $70.1 million, incurred $70.8 million in capital expenditures and received $5.6 million in proceeds from dispositions. In 2016, we completed several acquisitions for a total purchase price of approximately $67.9 million, incurred $59.4 million in capital expenditures and received $90.6 million in proceeds from dispositions, primarily related to the Disposition. In 2015, we incurred $59.2 million in capital expenditures, completed several acquisitions for a total purchase price of approximately $12.1 million and received $8.9 million in proceeds from dispositions, primarily related to the disposition of substantially all of our assets in Puerto Rico.

The following table presents our capital expenditures in 2017, 2016 and 2015.

	Year Ended December 31,			% Change
(in millions, except percentages)	2017	2016	2015	2017 vs. 2016	2016 vs. 2015
Growth	$50.9	$40.9	$33.6	24%	22%
Maintenance	19.9	18.5	25.6	8	(28)
Total capital expenditures	$70.8	$59.4	$59.2	19	—

Capital expenditures increased $11.4 million, or 19%, in 2017 compared to 2016, driven by an increase in digital billboard and/or transit display spending. Capital expenditures increased $0.2 million in 2016 compared to 2015, driven by installation of the most current LED lighting technology to improve the quality and extend the life of our static billboards and an increase in digital display spending, partially offset by decreased expenditures related to the Disposition and the renovation of certain office facilities.

For the full year of 2018, we expect our capital expenditures to be approximately $75.0 million, which will be used primarily for maintenance, growth in digital displays, installation of the most current LED lighting technology to improve the quality and extend the life of our static billboards, and to renovate certain office facilities. This estimate does not include equipment deployment costs that will be incurred in connection with the MTA agreement, which we anticipate will be recorded as Prepaid lease and transit franchise costs and Intangible assets on our Consolidated Statement of Financial Position, as applicable. For the full year of 2018, we expect our equipment deployment costs to be approximately $100.0 million.

Cash used for financing activities decreased $155.0 million in 2017 compared to 2016 and increased $137.9 million in 2016 compared to 2015. In 2017, we drew net borrowings of $80.0 million on our short-term borrowing facilities, received net proceeds from an incremental borrowing on our Term Loan of $8.3 million, paid cash dividends of $201.8 million and incurred additional deferred financing costs of $8.5 million. In 2016, we paid cash dividends $188.6 million and made discretionary payments totaling $90.0 million on the Term Loan. In 2015, we paid cash dividends of $196.3 million, prepaid $50.0 million on the Term Loan and incurred debt, including a premium, of $103.8 million.

Cash paid for income taxes was $6.8 million in 2017, $1.2 million in 2016 and $5.8 million in 2015. The increase in 2017 was due primarily to higher income from taxable REIT subsidiaries in 2017 and the impact of a reimbursement of historical tax payments received in 2016 from our former parent company, CBS Corporation.

Contractual Obligations

As of December 31, 2017, our significant contractual obligations and payments due by period were as follows:

	Payments Due by Period
(in millions)	Total	2018	2019-2020	2021-2022	2023 and thereafter
Guaranteed minimum annual payments(a)(b)	$1,526.2	$193.5	$325.5	$302.4	$704.8
Operating leases(c)	1,078.9	131.0	244.2	198.5	505.2
Long-term debt(d)	2,170.0	—	—	550.0	1,620.0
Interest(d)	648.4	109.2	215.3	193.6	130.3
Total	$5,423.5	$433.7	$785.0	$1,244.5	$2,960.3

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

(c)
Consists of non-cancellable operating leases with terms in excess of one year for billboard sites, office space and equipment. Total future minimum payments of $1.1 billion include $1.0 billion for our billboard sites. Excludes rent on cancellable leases and leases with terms of under one year, as well as contingent rent.

(d)
As of December 31, 2017, we had long-term debt of approximately $2.2 billion. Interest on the Term Loan is variable. For illustrative purposes, we are assuming an interest rate of 3.6% for all years, which reflects the interest rate as of December 31, 2017. An increase or decrease of 1/4% in the interest rate will change the annual interest expense by $1.7 million.

The above table excludes $0.6 million of reserves for uncertain tax positions and the related accrued interest and penalties, as we cannot reasonably predict the amount of and timing of cash payments related to this obligation.

In 2018, we expect to contribute $2.5 million to our pension plans. Contributions to our pension plans were $2.0 million in 2017 and $2.0 million in each of 2016 and 2015.

For further information about our contractual obligations, including the MTA agreement, see Item 8, Note 16. Commitments and Contingencies to the Consolidated Financial Statements.

Off-Balance Sheet Arrangements

Our off-balance sheet commitments primarily consist of operating lease arrangements and guaranteed minimum annual payments. (See Item 8, Note 16. Commitments and Contingencies to the Consolidated Financial Statements for information about our off-balance sheet commitments.)

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

We consider the following accounting policies to be the most critical as they are significant to its financial condition and results of operations, and require significant judgment and estimates on the part of management in their application. For a summary of our significant accounting policies, see Item 8., Note 2. Summary of Significant Accounting Policies to the Consolidated Financial Statements.

Goodwill

We test goodwill for impairment on an annual basis on October 31 of each year and between annual tests should factors or indicators become apparent that would require an interim test. Goodwill is tested for impairment at the reporting-unit level. We elected to perform the two-step quantitative impairment test in 2017 and 2016.

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

If the fair value of a reporting unit falls below its carrying value, excluding any impacts from foreign currency translation adjustments reflected in Accumulated other comprehensive loss on the Consolidated Statement of Financial Position in conformity with GAAP, we would then perform the second step of the goodwill impairment test to determine the amount of any non-cash impairment charge. Such a charge could have a material effect on our consolidated statement of operations and consolidated statement of financial position.

The estimated fair value of our reporting units significantly exceeded their respective carrying values, except for our Canadian reporting unit, for which the fair value exceeded the carrying amount by approximately 2.9%. As of December 31, 2017, goodwill associated with our Canadian reporting unit was $68.1 million.

Revenue in this reporting unit is projected to grow 15.7% in 2018 before trending down to 2.5% in the terminal period. These increases are due to the impact of the Transaction and specific digital billboard display development projects. Our revenue projections include the successful conversion or new development of approximately 70 digital displays between 2018 and 2020. Our operating costs are expected to decline as a percentage of revenue over the next two years, principally due to the expiration of an unfavorable transit contract, after which point costs are projected to grow in line with revenue. We utilized a discount rate of 8.8%.

We performed a sensitivity analysis to determine how our assumptions impact the impairment assessment. Our plan to grow revenues is highly dependent on our ability to deliver projected results on the assets acquired in the Transaction and to execute on the digital development projects. The inability to fully execute those plans would result in an impairment. In addition, holding all other assumptions constant, an increase in the discount rate to 9.0% or above would result in an impairment.

While these projections supported no impairment of goodwill in this reporting unit, given the sensitivities to the assumptions used in the calculation of the projected cash flows, it is possible that an impairment could be incurred in the future.

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

We are organized in conformity with the requirements for qualification and taxation as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”). (See Item 1. Business—Tax Status). Accordingly, we have not provided for U.S. federal income tax on our REIT taxable income that we distribute to our stockholders. We have elected to treat our subsidiaries that participate in certain non-REIT qualifying activities, and our foreign subsidiaries, as taxable REIT subsidiaries (“TRSs”). As such, we have provided for their federal, state and foreign income taxes.

Accounting Standards

See Item 8., Note 2. Summary of Significant Accounting Policies to the Consolidated Financial Statements, for information about adoption of new accounting standards and recent accounting pronouncements.

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

We do not currently use derivatives or other financial instruments to mitigate our exposure to commodity price risk. However, we do enter into contracts with commodity providers to limit our exposure to commodity price fluctuations. For the year ended December 31, 2017, such contracts accounted for 13.5% of our total utility costs. As of December 31, 2017, we had active electricity purchase agreements with fixed contract rates for locations throughout Connecticut, Illinois, New Jersey, New York, Pennsylvania, Ohio and Texas, which expire at various dates until July 2018.

Foreign Exchange Risk

Foreign currency translation risk is the risk that exchange rate gains or losses arise from translating our Canadian business’ statements of earnings and statements of financial position from functional currency to our reporting currency (the U.S. Dollar) for consolidation purposes. Any gain or loss on translation is included within comprehensive income and Accumulated other comprehensive income on our Consolidated Statement of Financial Position. The functional currency of our international subsidiaries is their respective local currency. As of December 31, 2017, we have $1.9 million of unrecognized foreign currency translation gains included within Accumulated other comprehensive income on our Consolidated Statement of Financial Position.

Substantially all of our transactions at our Canadian subsidiary is denominated in their local functional currency, thereby reducing our risk of foreign currency transaction gains or losses.

We do not currently use derivatives or other financial instruments to mitigate foreign currency risk, although we may do so in the future.

Interest Rate Risk

We are subject to interest rate risk to the extent we have variable-rate debt outstanding including under our Senior Credit Facilities and the AR Facility.

As of December 31, 2017, we had a $670.0 million variable-rate Term Loan due 2024 outstanding, which has an interest rate of 3.6% per year. An increase or decrease of 1/4% in our interest rate on the Term Loan will change our annualized interest expense by approximately $1.7 million.

As of December 31, 2017, we had $80.0 million of outstanding borrowings under our variable rate AR Facility, at a borrowing rate of approximately 2.3%. An increase or decrease of 1/4% in our interest rate on the AR Facility will change our annualized interest expense by approximately $0.2 million. As of February 26, 2018, there were $55.0 million of outstanding borrowings under the AR Facility at a borrowing rate of approximately 2.4%.

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

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of OUTFRONT Media Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated statements of financial position of OUTFRONT Media Inc. and its subsidiaries as of December 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive income (loss), equity and cash flows for each of the three years in the period ended December 31, 2017, including the related notes and financial statement schedules listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ PricewaterhouseCoopers LLP
New York, New York
February 28, 2018

We have served as the Company’s auditor since 2008.

OUTFRONT Media Inc.
Consolidated Statements of Financial Position

	As of December 31,
(in millions)	2017	2016
Assets:
Current assets:
Cash and cash equivalents	$48.3	$65.2
Receivables, less allowances of $11.5 in 2017 and $9.2 in 2016	231.1	222.0
Prepaid lease and transit franchise costs	73.3	67.4
Other prepaid expenses	13.5	15.8
Other current assets	9.8	7.8
Total current assets	376.0	378.2
Property and equipment, net (Note 3)	662.1	665.0
Goodwill (Note 4)	2,128.0	2,089.4
Intangible assets (Note 4)	580.9	545.3
Other assets	61.2	60.6
Total assets	$3,808.2	$3,738.5

Liabilities:
Current liabilities:
Accounts payable	$56.1	$85.6
Accrued compensation	34.6	33.9
Accrued interest	16.1	15.7
Accrued lease costs	30.5	26.7
Other accrued expenses	42.3	54.8
Deferred revenues	21.3	20.2
Short-term debt (Note 7)	80.0	—
Other current liabilities	18.7	14.6
Total current liabilities	299.6	251.5
Long-term debt, net (Note 7)	2,145.3	2,136.8
Deferred income tax liabilities, net (Note 14)	19.6	8.5
Asset retirement obligation (Note 5)	34.7	34.1
Other liabilities	82.4	74.6
Total liabilities	2,581.6	2,505.5

Commitments and contingencies (Note 16)

Stockholders’ equity (Note 9):
Common stock (2017 - 450.0 shares authorized, and 138.6 shares issued and outstanding; 2016 - 450.0 shares authorized, and 138.0 shares authorized, issued or outstanding)	1.4	1.4
Additional paid-in capital	1,963.0	1,949.5
Distribution in excess of earnings	(775.6)	(699.5)
Accumulated other comprehensive loss (Note 8)	(7.7)	(18.5)
Total stockholders’ equity	1,181.1	1,232.9
Non-controlling interests	45.5	0.1
Total equity	1,226.6	1,233.0
Total liabilities and equity	$3,808.2	$3,738.5
See accompanying notes to consolidated financial statements.

OUTFRONT Media Inc.
Consolidated Statements of Operations

	Year Ended December 31,
(in millions, except per share amounts)	2017	2016	2015
Revenues:
Billboard	$1,059.0	$1,071.0	$1,084.3
Transit and other	461.5	442.9	429.5
Total revenues	1,520.5	1,513.9	1,513.8
Expenses:
Operating	835.2	818.1	833.1
Selling, general and administrative	261.7	264.8	258.3
Restructuring charges (Note 10)	6.4	2.5	2.6
Loss on real estate assets held for sale (Note 11)	—	1.3	103.6
Net (gain) loss on dispositions	(14.3)	(1.9)	0.7
Depreciation	89.7	108.9	113.7
Amortization	100.1	115.3	115.4
Total expenses	1,278.8	1,309.0	1,427.4
Operating income	241.7	204.9	86.4
Interest expense, net	(116.9)	(113.8)	(114.8)
Other income (expense), net	0.3	(0.1)	(0.4)
Income (loss) before provision for income taxes and equity in earnings of investee companies	125.1	91.0	(28.8)
Provision for income taxes	(4.1)	(5.4)	(5.4)
Equity in earnings of investee companies, net of tax	4.8	5.3	4.8
Net income (loss)	$125.8	$90.9	$(29.4)

Net income (loss) per common share:
Basic	$0.90	$0.66	$(0.21)
Diluted	$0.90	$0.66	$(0.21)

Weighted average shares outstanding:
Basic	138.5	137.9	137.3
Diluted	138.9	138.4	137.3

Dividends declared per common share	$1.44	$1.36	$1.42
See accompanying notes to consolidated financial statements.

OUTFRONT Media Inc.
Consolidated Statements of Comprehensive Income (Loss)

	Year Ended December 31,
(in millions)	2017	2016	2015
Net income (loss)	$125.8	$90.9	$(29.4)
Other comprehensive income (loss), net of tax:
Cumulative translation adjustments	11.8	102.3	(32.3)
Net actuarial gain (loss)	(1.0)	0.1	1.5
Total other comprehensive income (loss), net of tax	10.8	102.4	(30.8)
Total comprehensive income (loss)	$136.6	$193.3	$(60.2)
See accompanying notes to consolidated financial statements.

OUTFRONT Media Inc.
Consolidated Statements of Equity

(in millions, except per share amounts)	Shares of Common Stock	Common Stock ($0.01 per share par value)	Additional Paid-In Capital	Distribution in Excess of Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Non-Controlling Interests	Total Equity
Balance as of December 31, 2014	136.6	$1.4	$1,911.2	$(377.0)	$(90.1)	$1,445.5
Net loss	—	—	—	(29.4)	—	(29.4)
Other comprehensive loss	—	—	—	—	(30.8)	(30.8)
Stock-based payments:
Vested	0.5	—	—	—	—	—
Exercise of stock options	0.2	—	2.0			2.0
Amortization	—	—	15.8	—	—	15.8
Shares paid for tax withholding for stock-based payments	(0.1)	—	(6.9)	—	—	(6.9)
Issuance of stock for purchase of property and equipment	0.4	—	12.2	—	—	12.2
Dividends ($1.42 per share)	—	—	—	(195.8)	—	(195.8)
Balance as of December 31, 2015	137.6	$1.4	$1,934.3	$(602.2)	$(120.9)	$1,212.6	$—	$1,212.6
Net income	—	—	—	90.9	—	90.9	—	90.9
Other comprehensive income	—	—	—	—	102.4	102.4	—	102.4
Stock-based payments:
Vested	0.5	—	—	—	—	—	—	—
Amortization	—	—	18.0	—	—	18.0	—	18.0
Shares paid for tax withholding for stock-based payments	(0.2)	—	(4.7)	—	—	(4.7)	—	(4.7)
Issuance of stock for purchase of property and equipment	0.1	—	1.9	—	—	1.9	—	1.9
Dividends ($1.36 per share)	—	—	—	(188.2)	—	(188.2)	—	(188.2)
Other	—	—	—	—	—	—	0.1	0.1
Balance as of December 31, 2016	138.0	$1.4	$1,949.5	$(699.5)	$(18.5)	$1,232.9	$0.1	$1,233.0

OUTFRONT Media Inc.
Consolidated Statements of Equity (Continued)

(in millions, except per share amounts)	Shares of Common Stock	Common Stock ($0.01 per share par value)	Additional Paid-In Capital	Distribution in Excess of Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Non-Controlling Interests	Total Equity
Balance as of December 31, 2016	138.0	$1.4	$1,949.5	$(699.5)	$(18.5)	$1,232.9	$0.1	$1,233.0
Net income	—	—	—	125.8	—	125.8	—	125.8
Other comprehensive income	—	—	—	—	10.8	10.8	—	10.8
Stock-based payments:
Cumulative prior period adjustment to amortization of estimated forfeitures	—	—	0.5	(0.5)	—	—	—	—
Vested	0.7	—	—	—	—	—	—	—
Exercise of stock options	0.2	—	1.2	—	—	1.2	—	1.2
Amortization	—	—	20.5	—	—	20.5	—	20.5
Shares paid for tax withholding for stock-based payments	(0.3)	—	(8.7)	—	—	(8.7)	—	(8.7)
Issuance of shares of a subsidiary	—	—	—	—	—	—	44.6	44.6
Dividends ($1.44 per share)	—	—	—	(201.4)	—	(201.4)	—	(201.4)
Other	—	—	—	—	—	—	0.8	0.8
Balance as of December 31, 2017	138.6	$1.4	$1,963.0	$(775.6)	$(7.7)	$1,181.1	$45.5	$1,226.6
See accompanying notes to consolidated financial statements.

OUTFRONT Media Inc.
Consolidated Statements of Cash Flows

	Year Ended December 31,
(in millions)	2017	2016	2015
Operating activities:
Net income (loss)	$125.8	$90.9	$(29.4)
Adjustments to reconcile net income (loss) to net cash flow provided by operating activities:
Depreciation and amortization	189.8	224.2	229.1
Deferred tax benefit	(4.9)	(1.8)	(1.7)
Stock-based compensation	20.5	18.0	15.2
Provision for doubtful accounts	4.4	3.6	2.7
Accretion expense	2.3	2.4	2.5
Loss on real estate assets held for sale	—	1.3	103.6
Net (gain) loss on dispositions	(14.3)	(1.9)	0.7
Equity in earnings of investee companies, net of tax	(4.8)	(5.3)	(4.8)
Distributions from investee companies	7.3	5.0	7.7
Amortization of deferred financing costs and debt discount and premium	6.1	6.4	6.3
Cash paid for direct lease acquisition costs	(39.2)	(37.0)	(35.9)
Change in assets and liabilities, net of investing and financing activities:
Increase in receivables	(9.5)	(11.7)	(13.3)
Increase in prepaid expenses and other current assets	(4.5)	(0.5)	(2.7)
Increase (decrease) in accounts payable and accrued expenses	(31.9)	(6.8)	10.0
Increase in deferred revenues	0.8	—	3.0
Increase in income taxes	2.1	6.0	1.2
Other, net	(0.7)	(5.7)	(1.1)
Net cash flow provided by operating activities	249.3	287.1	293.1

Investing activities:
Capital expenditures	(70.8)	(59.4)	(59.2)
Acquisitions	(70.1)	(67.9)	(12.1)
Proceeds from dispositions	5.6	90.6	8.9
Net cash flow used for investing activities	(135.3)	(36.7)	(62.4)

Financing activities:
Proceeds from long-term debt borrowings - senior notes	—	—	103.8
Proceeds from long-term debt borrowings - term loan	8.3	—	—
Repayments of long-term debt borrowings - term loan	—	(90.0)	(50.0)
Proceeds from borrowings under short-term debt facilities	250.0	35.0	105.0
Repayments of borrowings under short-term debt facilities	(170.0)	(35.0)	(105.0)
Payments of deferred financing costs	(8.5)	(0.4)	(3.3)
Proceeds from stock option exercises	1.2	—	2.0
Earnout payment related to prior acquisition	(2.0)	—	—
Taxes withheld for stock-based compensation	(8.5)	(7.3)	(4.3)
Dividends	(201.8)	(188.6)	(196.3)
Other	(0.2)	(0.2)	(0.5)
Net cash flow used for financing activities	(131.5)	(286.5)	(148.6)

OUTFRONT Media Inc.
Consolidated Statements of Cash Flows (Continued)

	Year Ended December 31,
(in millions)	2017	2016	2015
Effect of exchange rate changes on cash and cash equivalents	0.6	(0.3)	(3.3)
Net increase (decrease) in cash and cash equivalents	(16.9)	(36.4)	78.8
Cash and cash equivalents at beginning of year	65.2	101.6	28.5
Cash reclassified to assets held for sale	—	—	(5.7)
Cash and cash equivalents at end of year	$48.3	$65.2	$101.6

Supplemental disclosure of cash flow information:
Cash paid for income taxes (Note 14)	$6.8	$1.2	$5.8
Cash paid for interest	111.0	111.4	107.0

Non-cash investing and financing activities:
Accrued purchases of property and equipment	$9.5	$11.2	$7.0
Issuance of stock for purchase of property and equipment	—	1.9	12.2
Issuance of shares of a subsidiary for an acquisition	44.6	—	—
Acquisitions	(13.3)	—	—
Dispositions	13.3	—	—
Taxes withheld for stock-based compensation	—	—	2.6

See accompanying notes to consolidated financial statements.

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements

Note 1. Description of Business and Basis of Presentation

Description of Business

OUTFRONT Media Inc. (the “Company”) and its subsidiaries (collectively, “we,” “us” or “our”) is a real estate investment trust (“REIT”), which provides advertising space (“displays”) on out-of-home advertising structures and sites in the United States (the “U.S.”) and Canada. Our inventory consists of billboard displays, which are primarily located on the most heavily traveled highways and roadways in top Nielsen Designated Market Areas (“DMAs”), and transit advertising displays operated under exclusive multi-year contracts with municipalities in large cities across the U.S. and Canada. We also have marketing and multimedia rights agreements with colleges, universities and other educational institutions, which entitle us to operate on-campus advertising displays, as well as manage marketing opportunities, media rights and experiential entertainment at sports events. In total, we have displays in all of the 25 largest markets in the U.S. and 140 markets across the U.S. and Canada. We currently manage our operations through three operating segments—(1) U.S. Billboard and Transit, which is included in our U.S. Media reportable segment, (2) International and (3) Sports Marketing.

On April 1, 2016, we sold all of our equity interests in certain of our subsidiaries (the “Disposition”), which held all of the assets of our outdoor advertising business in Latin America (see Note 11. Acquisitions and Dispositions: Dispositions to the Consolidated Financial Statements). The operating results of our outdoor advertising business in Latin America through April 1, 2016, are included in our Consolidated Financial Statements for 2016 and 2015.

Basis of Presentation and Use of Estimates

The accompanying consolidated financial statements have been prepared pursuant to the rules of the Securities and Exchange Commission (the “SEC”). In the opinion of our management, the accompanying financial statements reflect all adjustments, consisting of normal and recurring adjustments, necessary for a fair presentation of our financial position, results of operations and cash flows for the years presented. Certain previously reported amounts have been reclassified to conform with the current 2017 presentation.

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

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements (Continued)

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

Goodwill and Intangible Assets—Goodwill is allocated to various reporting units. Intangible assets, which primarily consist of acquired permits and leasehold agreements and franchise agreements, are amortized by the straight-line method over their estimated useful lives, which range from five to 40 years. Goodwill is not amortized but is tested at the reporting-unit level annually for impairment on October 31 of each year and between annual tests if events occur or circumstances change that would more likely than not reduce the fair value below its carrying amount. If the carrying value of goodwill exceeds its fair value, an impairment loss is recognized as a non-cash charge.

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

The fixed component of lease costs is expensed evenly over the non-cancellable contract term, and contingent rent is expensed as incurred when the related revenues are recognized.

Transit franchise agreements generally provide for payment to the municipality or transit operator of the greater of a percentage of the revenues that we generate under the related transit contract and a specified guaranteed minimum payment. The costs

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements (Continued)

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

Adoption of New Accounting Standards

Stock Compensation

During the first quarter of 2017, we adopted the FASB’s guidance that simplifies the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as the classification in the statement of cash flows. We have elected to account for forfeitures as they occur, which we adopted on a modified retrospective basis and resulted in an increase of $0.5 million to Additional paid in capital, offset by a decrease of $0.5 million to Distribution in excess of earnings on our Consolidated Statement of Financial Position and Consolidated Statement of Equity as of December 31, 2017.

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements (Continued)

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

As of December 31, 2017, we had approximately 21,500 lease agreements in the U.S. and approximately 3,200 lease agreements in Canada, the majority of which will be classified as operating leases under the new guidance. We are currently evaluating our lease contracts and planning for the implementation of this standard. This standard will require us to recognize a right-of-use asset and lease liability for the present value of minimum lease payments for operating leases with a term greater than 12 months and will have a significant impact on our consolidated financial statements. Our billboard lease revenues will continue to be recognized on a straight-line basis over their respective lease terms.

Revenue from Contracts with Customers

In May 2014 (updated in August 2015, March 2016, April 2016 and May 2016), the FASB issued principles-based guidance addressing revenue recognition issues. The guidance will be applied to all contracts with customers regardless of industry-specific or transaction-specific fact patterns. The guidance requires that the amount of revenue a company should recognize reflect the consideration it expects to be entitled to in exchange for goods and services. This guidance is effective for the Company beginning in the first quarter of 2018. Our billboard lease revenues are recognized under the lease standard as described above. The revenue recognition guidance will be primarily applicable to our multi-year transit advertising contracts with municipalities in the U.S. and Canada, and marketing and multimedia rights agreements with colleges, universities and other educational institutions. We have assessed the changes to our accounting policies under the new standard and this

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements (Continued)

guidance does not have a material effect on our consolidated financial statements. We are in the process of preparing the expanded disclosures required under the new standard in 2018 and will apply the modified retrospective method of adoption.

Note 3. Property and Equipment

The table below presents the balances of major classes of assets and accumulated depreciation.

	As of December 31,
(in millions)	2017	2016
Land	$94.4	$90.7
Buildings and improvements	51.3	48.2
Advertising structures(a)	1,750.8	1,696.6
Furniture, equipment and other(b)	120.7	88.5
Construction in progress	27.4	37.2
	2,044.6	1,961.2
Less accumulated depreciation	1,382.5	1,296.2
Property and equipment, net	$662.1	$665.0

(a)
As of December 31, 2017, includes $9.3 million associated with the Transaction (as defined below, see Note 9. Equity and Note 11. Acquisitions and Dispositions to the Consolidated Financial Statements).

(b)
As of December 31, 2017, includes $22.5 million related to software and equipment that is being utilized within our digital displays and principally consists of software and equipment developed under a license and development agreement in exchange for the issuance of stock (see Note 9. Equity to the Consolidated Financial Statements).

Depreciation expense was $89.7 million in 2017, $108.9 million in 2016 and $113.7 million in 2015.

Note 4. Goodwill and Other Intangible Assets

For the years ended December 31, 2017 and 2016, the changes in the book value of goodwill by segment were as follows:

(in millions)	U.S. Media	Other	Total
As of December 31, 2015	$2,040.1	$34.6	$2,074.7
Currency translation adjustments	—	1.1	1.1
Additions	13.9	—	13.9
Dispositions	—	(0.3)	(0.3)
As of December 31, 2016	2,054.0	35.4	$2,089.4
Currency translation adjustments	—	4.3	4.3
Additions(a)	—	34.3	34.3
As of December 31, 2017	$2,054.0	$74.0	$2,128.0

(a)	Non-deductible addition associated with the Transaction (as defined below, see Note 9. Equity and Note 11. Acquisitions and Dispositions to the Consolidated Financial Statements).

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

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements (Continued)

Our identifiable intangible assets consist of the following:

(in millions)	Gross	Accumulated Amortization	Net
As of December 31, 2017:
Permits and leasehold agreements(a)	$1,111.3	$(661.6)	$449.7
Franchise agreements	455.4	(346.2)	109.2
Other intangible assets(a)	47.1	(25.1)	22.0
Total intangible assets	$1,613.8	$(1,032.9)	$580.9

As of December 31, 2016:
Permits and leasehold agreements	$1,038.0	$(636.1)	$401.9
Franchise agreements	451.6	(336.6)	115.0
Other intangible assets	45.4	(17.0)	28.4
Total intangible assets	$1,535.0	$(989.7)	$545.3

(a)	Includes additions associated with the Transaction (as defined below, see Note 9. Equity and Note 11. Acquisitions and Dispositions to the Consolidated Financial Statements).

All of our intangible assets, except goodwill, are subject to amortization. Amortization expense was $100.1 million in 2017, $115.3 million in 2016 and $115.4 million in 2015, which includes the amortization of direct lease acquisition costs of $40.0 million in 2017, $38.2 million in 2016 and $36.3 million in 2015. Direct lease acquisition costs are amortized on a straight-line basis over the related customer lease term, which generally ranges from four weeks to one year.

We expect our aggregate annual amortization expense for intangible assets, before considering the impact of future direct lease acquisition costs, for each of the years 2018 through 2022, to be as follows:

(in millions)	2018	2019	2020	2021	2022
Amortization expense	$55.0	$52.8	$48.2	$46.6	$41.8

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

	Year Ended December 31,
(in millions)	2017	2016
Balance, at beginning of period	$34.1	$33.2
Accretion expense	2.3	2.4
Additions	0.2	0.2
Liabilities settled	(2.3)	(1.8)
Foreign currency translation adjustments	0.4	0.1
Balance, at end of period	$34.7	$34.1

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements (Continued)

Note 6. Related Party Transactions

Joint Ventures

We have a 50% ownership interest in two joint ventures that operate transit shelters in the greater Los Angeles area and Vancouver, and four joint ventures which operate a total of 15 billboard displays in New York and Boston. All of these ventures are accounted for as equity investments. These investments totaled $19.5 million as of December 31, 2017, and $21.7 million as of December 31, 2016, and are included in Other assets on the Consolidated Statements of Financial Position. We provided sales and management services to these joint ventures and recorded management fees in Revenues on the Consolidated Statement of Operations of $7.4 million in 2017, $7.3 million in 2016 and $7.2 million in 2015.

Note 7. Debt

Debt, net, consists of the following:

	As of
(in millions, except percentages)	December 31, 2017	December 31, 2016
Short-term debt:
AR Facility	$80.0	$—
Total short-term debt	80.0	—

Long-term debt:
Term loan	667.8	659.0

Senior unsecured notes:
5.250% senior unsecured notes, due 2022	549.6	549.5
5.625% senior unsecured notes, due 2024	502.6	503.0
5.875% senior unsecured notes, due 2025	450.0	450.0
Total senior unsecured notes	1,502.2	1,502.5

Debt issuance costs	(24.7)	(24.7)
Total long-term debt, net	2,145.3	2,136.8

Total debt, net	$2,225.3	$2,136.8

Weighted average cost of debt	4.8%	4.8%

On March 16, 2017, the Company, along with its wholly-owned subsidiaries, Outfront Media Capital LLC (“Finance LLC”) and Outfront Media Capital Corporation (together with Finance LLC, the “Borrowers”), and other guarantor subsidiaries party thereto, entered into an amendment (the “Amendment”) to its credit agreement and its related security agreement, each dated January 31, 2014 (together, and as amended, supplemented or otherwise modified, the “Credit Agreement”).

The Amendment provides for (i) the extension of the maturity date of the Borrowers’ existing revolving credit facility (the “Revolving Credit Facility”) from January 31, 2019, to March 16, 2022, (ii) the extension of the maturity date of the Borrowers’ existing term loan (the “Term Loan” and together with the Revolving Credit Facility, the “Senior Credit Facilities”) from January 31, 2021, to March 16, 2024, (iii) an increase to the Revolving Credit Facility by $5.0 million to $430.0 million, (iv) the incurrence of a $10.0 million incremental term loan primarily to cover transaction fees and expenses, which increases the outstanding principal balance of the Term Loan to $670.0 million, and (v) revisions to certain provisions of the Credit Agreement to, among other things, lower the interest rate floor for all loans to 0.0% and update covenants for greater operational and financial flexibility to the Company (including incurrence of additional indebtedness), as well as include other ministerial changes to the Credit Agreement. The remaining terms of the Credit Agreement, as amended by the Amendment, are substantially the same as the terms under the existing Credit Agreement, including with respect to events of default and loan

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements (Continued)

acceleration. The letter of credit sublimit that is part of the Revolving Credit Facility under the Credit Agreement remains at $100.0 million.

On November 17, 2017, the Company, the Borrowers and other guarantor subsidiaries party thereto entered into another amendment to the Credit Agreement to reduce the interest rate margin applicable to the Term Loan from 1.25% to 1.00%, in the case of base rate borrowings, and from 2.25% to 2.00% in the case of London Interbank Offered Rate borrowings. The remaining terms of the Credit Agreement, as amended, are substantially the same as the terms under the existing Credit Agreement, including with respect to events of default and loan acceleration.

On June 30, 2017, certain subsidiaries of the Company entered into a three-year $100.0 million revolving accounts receivable securitization facility (the “AR Facility”).

Term Loan

The interest rate on the Term Loan was 3.6% per annum as of December 31, 2017. As of December 31, 2017, a discount of $2.2 million on the Term Loan remains unamortized. The discount is being amortized through Interest expense, net, on the Consolidated Statement of Operations.

Revolving Credit Facility

As of December 31, 2017, there were no outstanding borrowings under the Revolving Credit Facility.

The commitment fee based on the amount of unused commitments under the Revolving Credit Facility was $1.5 million in 2017, $1.8 million in 2016 and $1.9 million in 2015. As of December 31, 2017, we had issued letters of credit totaling approximately $88.6 million against the letter of credit facility sublimit under the Revolving Credit Facility.

Standalone Letter of Credit Facilities

As of December 31, 2017, we had issued letters of credit totaling approximately $119.5 million under our aggregate $150.0 million standalone letter of credit facilities. The total fees under the letter of credit facilities in 2017, 2016 and 2015, were immaterial.

Accounts Receivable Securitization Facility

On June 30, 2017, we entered into the AR Facility. The AR Facility provides up to $100.0 million in borrowing capacity, which is limited to the availability of eligible accounts receivable collateralizing the borrowings under the agreements governing the AR Facility. In connection with the AR Facility, Outfront Media LLC, a wholly-owned subsidiary of the Company, will sell and/or contribute its existing and future accounts receivable and certain related assets to Outfront Media Receivables LLC, a special purpose vehicle and wholly-owned subsidiary of the Company (the “SPV”). The SPV will transfer an undivided interest in the accounts receivable to certain purchasers from time to time (the “Purchasers”). Outfront Media LLC will service the accounts receivables on behalf of the SPV for a fee. The SPV has granted the Purchasers a security interest in all of its assets, which primarily consist of the accounts receivable relating to the Company’s qualified REIT subsidiaries, in order to secure its obligations under the agreements governing the AR Facility. The Company has agreed to guarantee the performance of Outfront Media LLC, in its capacity as originator and servicer, of its obligations under the agreements governing the AR Facility. Neither Outfront Media LLC nor the SPV guarantees the collectability of the receivables under the AR Facility. In addition, the SPV is a separate legal entity with its own separate creditors who will be entitled to access the SPV’s assets before the assets become available to the Company. Accordingly, the SPV’s assets are not available to pay creditors of the Company or any of its subsidiaries, although collections from the receivables in excess of amounts required to repay the Purchasers and other creditors of the SPV may be remitted to the Company.

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

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements (Continued)

accounts receivable are reflected as operating cash flows and borrowings and repayments under the collateralized loans are reflected as financing cash flows within our Consolidated Statements of Cash Flows.

As of December 31, 2017, there were $80.0 million of outstanding borrowings under the AR Facility at a borrowing rate of approximately 2.3%, which were primarily used to repay previously outstanding amounts under the Revolving Credit Facility. As of December 31, 2017, the total borrowing capacity remaining under the AR Facility was approximately $14.9 million, based on approximately $192.2 million of eligible accounts receivable used as collateral for the AR Facility. The commitment fee based on the amount of unused commitments under the AR Facility was immaterial in 2017. As of February 26, 2018, there were $55.0 million of outstanding borrowings under the AR Facility at a borrowing rate of approximately 2.4%.

Senior Unsecured Notes

As of December 31, 2017, a discount of $0.4 million on $150.0 million aggregate principal amount of the 5.250% Senior Unsecured Notes due 2022, remains unamortized. The discount is being amortized through Interest expense, net, on the Consolidated Statement of Operations.

As of December 31, 2017, a premium of $2.6 million on $100.0 million aggregate principal amount of the 5.625% Senior Unsecured Notes, due 2024, remains unamortized. The premium is being amortized through Interest expense, net, on the Consolidated Statement of Operations.

Debt Covenants

The Credit Agreement governing the Senior Credit Facilities, the agreements governing the AR Facility, and the indentures governing our senior unsecured notes contain customary affirmative and negative covenants, subject to certain exceptions, including but not limited to those that limit the Company’s and our subsidiaries’ abilities to (i) pay dividends on, repurchase or make distributions in respect to the Company’s or its wholly-owned subsidiary, Finance LLC’s capital stock or make other restricted payments other than dividends or distributions necessary for us to maintain our REIT status, subject to certain conditions, and (ii) enter into agreements restricting certain subsidiaries’ ability to pay dividends or make other intercompany or third-party transfers.

The terms of the Credit Agreement (and under certain circumstances, the agreements governing the AR Facility) require that we maintain a Consolidated Net Secured Leverage Ratio, which is the ratio of (i) our consolidated secured debt (less up to $150.0 million of unrestricted cash) to (ii) our Consolidated EBITDA (as defined in the Credit Agreement) for the trailing four consecutive quarters, of no greater than 4.0 to 1.0. As of December 31, 2017, our Consolidated Net Secured Leverage Ratio was 1.4 to 1.0, as adjusted to give pro forma effect to an acquisition, in accordance with the Credit Agreement. The Credit Agreement also requires that, in connection with the incurrence of certain indebtedness, we maintain a Consolidated Total Leverage Ratio, which is the ratio of our consolidated total debt to our Consolidated EBITDA for the trailing four consecutive quarters, of no greater than 6.0 to 1.0. As of December 31, 2017, our Consolidated Total Leverage Ratio was 4.7 to 1.0, as adjusted to give pro forma effect to an acquisition, in accordance with the Credit Agreement. As of December 31, 2017, we are in compliance with our debt covenants.

Deferred Financing Costs

As of December 31, 2017, we had deferred $29.4 million in fees and expenses associated with the Term Loan, Revolving Credit Facility, AR Facility and our senior unsecured notes. We are amortizing the deferred fees through Interest expense, net, on the Consolidated Statement of Operations over the respective terms of the Term Loan, Revolving Credit Facility, AR Facility and our senior unsecured notes.

Fair Value

Under the fair value hierarchy, observable inputs such as unadjusted quoted prices in active markets for identical assets or liabilities are defined as Level 1; observable inputs other than quoted prices included within Level 1 that are either directly or indirectly observable for the asset or liability are defined as Level 2; and unobservable inputs for the asset or liability are defined as Level 3. The aggregate fair value of our debt, which is estimated based on quoted market prices of similar liabilities, was approximately $2.3 billion as of December 31, 2017, and $2.2 billion as of December 31, 2016. The fair value of our debt as of both December 31, 2017 and 2016 is classified as Level 2.

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements (Continued)

Note 8. Accumulated Other Comprehensive Loss

The following table presents the changes in the components of accumulated other comprehensive loss.

(in millions)	Cumulative Translation Adjustments	Net Actuarial Gain (Loss)	Accumulated Other Comprehensive Loss
As of December 31, 2014	$(79.9)	$(10.2)	$(90.1)
Other comprehensive income (loss) before reclassifications	(32.3)	1.0	(31.3)
Amortization of actuarial losses reclassified to net loss(a)	—	0.5	0.5
Total other comprehensive income (loss), net of tax	(32.3)	1.5	(30.8)
As of December 31, 2015	(112.2)	(8.7)	(120.9)
Other comprehensive income (loss) before reclassifications(b)	102.3	(0.3)	102.0
Amortization of actuarial losses reclassified to net loss(a)	—	0.4	0.4
Total other comprehensive income, net of tax	102.3	0.1	102.4
As of December 31, 2016	(9.9)	(8.6)	(18.5)
Other comprehensive income (loss) before reclassifications	11.8	(1.4)	10.4
Amortization of actuarial losses reclassified to net loss(a)	—	0.4	0.4
Total other comprehensive income (loss), net of tax	11.8	(1.0)	10.8
As of December 31, 2017	$1.9	$(9.6)	$(7.7)

(a)	See Note 13. Retirement Benefits to the Consolidated Financial Statements for additional details of items reclassified from accumulated other comprehensive loss to net income (loss).

(b)	On April 1, 2016, in connection with the Disposition, we recognized $99.9 million in unrealized foreign currency translation losses.

Net actuarial gain (loss) included in other comprehensive income (loss) is net of a tax benefit of $0.3 million in 2017 and net of a tax expense of $1.0 million in 2015. The tax impact for net actuarial gain included in other comprehensive income (loss) in 2016 was immaterial.

Note 9. Equity

In 2016, we issued 79,690 shares, valued at approximately $1.9 million and in 2015, we issued 442,922 shares, valued at approximately $12.2 million to J&M Holding Enterprises, Inc. (“J&M”), an affiliate of Videri Inc. (“Videri”), or Videri, as applicable, in connection with licenses and services received under a development and license agreement (the “Videri Agreement”) with J&M and Videri. We have capitalized the payments, which are related to the development of software and equipment to be utilized within digital displays, within Property and equipment, net, on the Consolidated Statement of Financial Position.

On June 13, 2017, certain subsidiaries of OUTFRONT Media Inc. acquired the equity interests of certain subsidiaries of All Vision LLC (“All Vision”), which hold substantially all of All Vision’s existing outdoor advertising assets in Canada, and effectuated an amalgamation of All Vision’s Canadian business with our Canadian business (the “Transaction”) (see Note 11. Acquisitions and Dispositions to the Consolidated Financial Statements). In connection with the Transaction, the Company issued 1,953,407 shares of Class A equity interests of a subsidiary of the Company that controls its Canadian business (“Outfront Canada”).

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements (Continued)

The Class A equity interests are entitled to receive priority cash distributions from Outfront Canada at the same time and in the same per share amount as the dividends paid on shares of the Company’s common stock. The Class A equity interests may be redeemed by the holders in exchange for shares of the Company’s common stock on a one-for-one basis (subject to anti-dilution adjustments) or, at the Company’s option, cash equal to the then fair market value of the shares of the Company’s common stock commencing (i) one year after closing, with respect to 55% of the Class A equity interests, and (ii) 18 months after closing, with respect to the remaining 45% of the Class A equity interests. In connection with the Transaction, the Company has agreed to limitations on its ability to sell or otherwise dispose of the assets acquired from All Vision for a period of five years, unless it pays holders of the Class A equity interests in Outfront Canada an amount intended to approximate their resulting tax liability. During 2017, we made distributions of $1.4 million to holders of the Class A equity interests, which are recorded in Dividends on our Consolidated Statements of Equity and Consolidated Statements of Cash Flows.

As of December 31, 2017, 450,000,000 shares of our common stock, par value $0.01 per share, were authorized; 138,644,917 shares were issued and outstanding; and 50,000,000 shares of our preferred stock, par value $0.01 per share, were authorized with no shares issued and outstanding.

On November 21, 2017, we entered into a sales agreement in connection with an “at-the-market” equity offering program (the “ATM Program”), under which we may, from time to time, issue and sell shares of our common stock up to an aggregate offering price of $300.0 million. We have no obligation to sell any of our common stock under the sales agreement and may at any time suspend solicitations and offers under the sales agreement. As of February 26, 2018, no shares of our common stock have been sold under the ATM Program, and accordingly, as of February 26, 2018, $300.0 million remained available to be sold under the sales agreement.

On February 27, 2018, we announced that our board of directors approved a quarterly cash dividend of $0.36 per share on our common stock, payable on March 30, 2018, to stockholders of record at the close of business on March 9, 2018.

Note 10. Restructuring Charges

In 2015, we recorded restructuring charges of $2.6 million in our U.S. Media segment associated with the elimination of management positions and the elimination of positions in connection with the sale of assets and the consolidation of leased locations. In 2016, we recorded restructuring charges of $2.5 million in our U.S. Media segment for severance charges associated with the reorganization of our sales management and administrative functions. In 2017, we recorded restructuring charges of $6.4 million, of which $4.1 million was recorded in Other for severance charges primarily associated with the Transaction and $2.3 million was recorded in our U.S. Media segment for severance charges associated with the reorganization of our sales management and administrative functions. As of December 31, 2017, $4.4 million in restructuring reserves remained outstanding and is included in Other current liabilities on the Consolidated Statement of Financial Position.

Note 11. Acquisitions and Dispositions

Acquisitions

In connection with the Transaction, the Company paid approximately $94.4 million for the assets, comprised of $50.0 million in cash and $44.4 million, or 1,953,407 shares, of Class A equity interests of Outfront Canada, subject to post-closing adjustments (upward or downward) for closing date working capital and indebtedness, and for the achievement of certain operating income before depreciation and amortization targets relating to the acquired assets in 2017 and 2018. The issued Class A equity interests of Outfront Canada are redeemable non-controlling interests and are included in Non-controlling interests on our Consolidated Statement of Financial Position based on actual foreign currency exchange rates on the closing date of the Transaction compared to the negotiated foreign currency exchange rate used in the valuation described above.

The preliminary allocation of the purchase price of approximately $94.4 million is based on management’s estimate of the fair value of the assets acquired and liabilities assumed on the closing date of the Transaction, which was $68.0 million of identified intangible assets, $34.3 million of goodwill, $17.0 million of deferred tax liabilities and $9.1 million of other assets and liabilities (primarily property and equipment). These preliminary estimates may be revised in future periods as we obtain additional information regarding fixed assets, intangible assets and certain liabilities. Any changes to the initial estimates of the fair value of the assets and liabilities will be recorded as adjustments to those assets and liabilities and residual amounts will be allocated to goodwill.

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements (Continued)

Including the Transaction, we completed several acquisitions for a total purchase price of approximately $114.7 million in 2017, $67.9 million in 2016 and $12.1 million in 2015.

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

Asset Swap

On July 1, 2017, in exchange for static billboards in four non-metropolitan market clusters, we acquired digital billboards in the Boston, Massachusetts, DMA and $3.2 million in cash, which resulted in a pre-tax gain of $14.1 million.

Note 12. Stock-Based Compensation

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

Compensation expense for RSUs is determined based upon the market price of the shares underlying the awards on the date of grant and expensed over the vesting period, which is generally a three- to four-year service period. For PRSU awards, the number of shares an employee earns may range from 0% to 120% based on the outcome of a one year performance condition. Compensation expense is recorded based on the probable outcome of the performance condition. On an annual basis, our board of directors will review actual performance and certify the degree to which performance goals applicable to the award have been met. Forfeitures of RSUs are recorded as incurred. On an annual basis, adjustments are made to compensation expense based on actual forfeitures and the forfeiture rates are revised as necessary.

The following table summarizes our stock-based compensation expense for 2017, 2016 and 2015.

	Year Ended December 31,
(in millions)	2017	2016	2015
RSUs and PRSUs	$20.3	$17.8	$14.9
Stock options	0.2	0.2	0.3
Stock-based compensation expense, before income taxes	20.5	18.0	15.2
Tax benefit	(2.0)	(1.9)	(1.3)
Stock-based compensation expense, net of tax	$18.5	$16.1	$13.9

As of December 31, 2017, total unrecognized compensation cost related to non-vested RSUs and PRSUs was $18.3 million, which is expected to be recognized over a weighted average period of 1.8 years.

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements (Continued)

RSUs and PRSUs

The following table summarizes the 2017 activity of the RSUs and PRSUs issued to our employees.

	Activity	Weighted Average Per Share Grant Date Fair Market Value
Non-vested as of December 31, 2016	1,637,141	$22.71
Granted:
RSUs	569,365	26.70
PRSUs	254,931	27.17
Vested:
RSUs	(545,828)	23.20
PRSUs	(213,389)	24.36
Forfeitures:
RSUs	(47,750)	24.12
PRSUs	(22,350)	19.01
Non-vested as of December 31, 2017	1,632,120	24.43

The total fair value of RSUs and PRSUs that vested was $20.0 million during 2017, $11.6 million during 2016 and $17.3 million during 2015.

Stock Options

Stock options vest over a four-year service period and expire eight or ten years from the date of grant. Forfeitures of stock options are recorded as incurred.

The following table summarizes the activity of stock options issued to our employees.

	Activity	Weighted Average Exercise Price
Outstanding as of December 31, 2016	294,897	$15.72
Exercised	(129,604)	9.37
Outstanding as of December 31, 2017	165,293	20.69

Exercisable as of December 31, 2017	165,293	20.69

The following table summarizes other information relating to stock option exercises.

	Year Ended December 31,
(in millions)	2017	2016	2015
Cash paid by our employees for stock option exercises	$1.2	$—	$2.0
Tax benefit of stock option exercises	0.1	—	0.1
Intrinsic value of stock option exercises	2.1	—	1.8

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements (Continued)

The following table summarizes information concerning outstanding and exercisable stock options to purchase our common stock under the Stock Plan as of December 31, 2017.

	Outstanding			Exercisable
Range of Exercise Price	Number of Options	Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$5 to 9.99	23,446	0.16	6.25	23,446	6.25
$10 to 14.99	28,488	1.62	12.12	28,488	12.12
$20 to 24.99	9,946	3.12	20.07	9,946	20.07
$25 to 29.99	103,413	3.72	26.39	103,413	26.39
	165,293			165,293

Stock options outstanding as of December 31, 2017, have a weighted average remaining contractual life of 2.82 years and the total intrinsic value for “in-the-money” options, based on the closing stock price of our common stock of $23.20, was $0.7 million. Stock options exercisable as of December 31, 2017, have a weighted average remaining contractual life of 2.82 years and the total intrinsic value for “in-the-money” exercisable options was $0.7 million.

Note 13. Retirement Benefits

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

We use a December 31 measurement date for all pension plans.

The following table sets forth the change in benefit obligation for our pension plans.

	As of December 31,
(in millions)	2017	2016	2015
Benefit obligation, beginning of year	$48.3	$44.9	$50.9
Service cost	1.6	1.6	1.4
Interest cost	2.0	1.9	1.9
Actuarial (gain) loss	3.7	0.2	(0.2)
Benefits paid	(1.4)	(1.5)	(1.1)
Cumulative translation adjustments	3.6	1.2	(8.0)
Benefit obligation, end of year	$57.8	$48.3	$44.9

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements (Continued)

The following table sets forth the change in plan assets for our pension plans.

	As of December 31,
(in millions)	2017	2016
Fair value of plan assets, beginning of year	$43.6	$39.7
Actual return on plan assets	4.9	2.4
Employer contributions	2.0	2.0
Benefits paid	(1.4)	(1.5)
Cumulative translation adjustments	3.2	1.0
Fair value of plan assets, end of year	$52.3	$43.6

The unfunded status of pension benefit obligations and the related amounts recognized on the Consolidated Statement of Financial Position were as follows:

	As of December 31,
(in millions)	2017	2016
Unfunded status, end of year	$(5.4)	$(4.7)
Amounts recognized on the Consolidated Statement of Financial Position:
Other noncurrent liabilities	(5.4)	(4.7)
Net amounts recognized	(5.4)	(4.7)

The following amounts were recognized in accumulated other comprehensive loss on the Consolidated Statement of Financial Position.

	As of December 31,
(in millions)	2017	2016
Net actuarial loss	$(12.9)	$(11.6)
Deferred income taxes	3.3	3.0
Net amount recognized in accumulated other comprehensive loss	$(9.6)	$(8.6)

The accumulated benefit obligation for the defined benefit pension plans was $53.9 million as of December 31, 2017, and $43.8 million as of December 31, 2016.

The information for the pension plans with an accumulated benefit obligation in excess of plan assets is set forth below.

	As of December 31,
(in millions)	2017	2016
Projected benefit obligation	$57.8	$48.3
Accumulated benefit obligation	53.9	43.8
Fair value of plan assets	52.3	43.6

The following tables present the components of net periodic pension cost and amounts recognized in other comprehensive income (loss).

	As of December 31,
(in millions)	2017	2016	2015
Service cost	$1.6	$1.6	$1.4
Interest cost	2.0	1.9	1.9
Expected return on plan assets	(2.3)	(2.1)	(2.2)
Amortization of actuarial losses(a)	0.6	0.6	0.8
Amortization of transitional obligation	(0.1)	(0.1)	(0.1)
Net periodic pension cost	$1.8	$1.9	$1.8

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements (Continued)

(in millions)	Year Ended December 31, 2017
Actuarial losses	$(1.1)
Amortization of actuarial losses(a)	0.6
Cumulative translation adjustments	(0.7)
Amortization of transitional obligation	(0.1)
(1.3)
Deferred income taxes	0.3
Recognized in other comprehensive loss, net of tax	$(1.0)

(a)	Reflects amounts reclassified from accumulated other comprehensive income (loss) to net income (loss).

Estimated net actuarial losses related to the defined benefit pension plans of approximately $0.7 million, will be amortized from accumulated other comprehensive loss into net periodic pension costs in 2018.

	As of and for the Year Ended December 31,
	2017	2016
Weighted average assumptions used to determine benefit obligations:
Discount rate	3.5%	4.0%
Rate of compensation increase	3.0	3.0
Weighted average assumptions used to determine net periodic cost:
Discount rate	4.0	4.0
Expected long-term return on plan assets	5.1	5.1
Rate of compensation increase	3.0	3.0

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

Plan Assets

Our plan assets are included in a trust in Canada and a trust in the U.S. The asset allocations of these trusts are based upon an analysis of the timing and amount of projected benefit payments, projected company contributions, the expected returns and risk of the asset classes and the correlation of those returns. As of December 31, 2017, we invested approximately 31% in fixed income instruments, 59% in equity instruments, and the remainder in cash, cash equivalents and insurance contracts.

The following tables set forth our pension plan assets measured at fair value on a recurring basis as of December 31, 2017 and 2016. These assets have been categorized according to the three-level fair value hierarchy established by the FASB which prioritizes the inputs used in measuring fair value. Level 1 is based on quoted prices for the asset in active markets. Level 2 is based on inputs that are observable other than quoted market prices in active markets, such as quoted prices for the asset in inactive markets or quoted prices for similar assets. Level 3 is based on unobservable inputs that market participants would use in pricing the asset.

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements (Continued)

	As of December 31, 2017
(in millions)	Level 1	Level 2	Level 3	Total
Cash and cash equivalents(a)	$—	$1.0	$—	$1.0
Fixed income securities:
Corporate and government related securities	—	15.3	—	15.3
Corporate bonds(b)	0.8	—	—	0.8
Equity securities(c):
U.S. equity	1.0	—	—	1.0
International equity	0.4	29.4	—	29.8
Insurance contracts	—	—	4.4	4.4
Total assets	$2.2	$45.7	$4.4	$52.3

	As of December 31, 2016
(in millions)	Level 1	Level 2	Level 3	Total
Cash and cash equivalents(a)	$—	$0.9	$—	$0.9
Fixed income securities:
Corporate and government related securities	—	12.3	—	12.3
Corporate bonds(b)	0.7	—	—	0.7
Equity securities(c):
U.S. equity	0.9	—	—	0.9
International equity	0.3	23.8	—	24.1
Insurance contracts	—	—	4.7	4.7
Total assets	$1.9	$37.0	$4.7	$43.6

(a)	Assets categorized as Level 2 reflect investments in money market funds.

(b)	Securities of diverse industries, substantially all investment grade.

(c)	Assets categorized as Level 2 reflect investments in common collective funds.

Significant changes in Level 3 plan assets are as follows:

	Year Ended December 31,
(in millions)	2017	2016
Insurance contracts:
Beginning of year	$4.7	$4.9
Payments	(0.5)	(0.5)
Actuarial loss	(0.3)	—
Interest income	0.2	0.2
Cumulative translation adjustments	0.3	0.1
End of year	$4.4	$4.7

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

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements (Continued)

available, or using valuation models which incorporate certain other observable inputs including recent trading activity for comparable securities and broker-quoted prices.

Future Benefit Payments

(in millions)	2018	2019	2020	2021	2022	2023-2027
Estimated future benefit payments for pension plans	1.6	1.7	1.8	2.0	2.1	13.3

We expect to contribute $2.5 million to our pension plans in 2018.

Multi-Employer Pension and Postretirement Benefit Plans

We contribute to multi-employer plans that provide pension and other postretirement benefits to certain employees under collective bargaining agreements. Contributions to these plans were $3.3 million in 2017, $2.9 million in 2016 and $2.7 million in 2015. Based on our contributions to each individual multi-employer plan relative to the total contributions of all participating employers in such plan, no multi-employer plan was deemed to be individually significant to us.

Defined Contribution Plans

Employer contributions for defined contribution plans sponsored by us were $4.8 million in 2017, $4.5 million in 2016 and $4.2 million in 2015.

Note 14. Income Taxes

We are organized in conformity with the requirements for qualification and taxation as a REIT under the Code and, accordingly, we have not provided for U.S. federal income tax on our REIT taxable income that we distribute to our stockholders. We have elected to treat our subsidiaries that participate in certain non-REIT qualifying activities, and our foreign subsidiaries, as taxable REIT subsidiaries (“TRSs”). As such, we have provided for their federal, state and foreign income taxes.

On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act amends the Internal Revenue Code of 1986, as amended, (the “Code”) to reduce tax rates and modify policies, credits and deductions. The Tax Act reduces the corporate federal tax rate from a maximum of 35% to a flat 21% rate and transitions from a worldwide tax system to a territorial tax system including a one-time deemed repatriation on corporate earnings held offshore. The Tax Act also adds many new provisions including changes to bonus depreciation, the deduction for executive compensation and interest expense. From an international tax perspective, a tax on global intangible low-taxed income (“GILTI”) and a base erosion anti-abuse tax (“BEAT”) were added. While most of the provisions will not be effective until 2018, two items that are effective for 2017 are the adjustments to our deferred tax assets and liabilities based on the above reduction in the tax rate and the one-time taxable income inclusion of our post-1986 unremitted foreign earnings. The effects of these two items are reported below.

Cash paid for income taxes was $6.8 million in 2017 and $1.2 million in 2016 and $5.8 million in 2015.

The U.S. and foreign components of Income (loss) before provision for income taxes and equity in earnings of investee companies were as follows:

	Year Ended December 31,
(in millions)	2017	2016	2015
United States	$139.2	$100.9	$83.3
Foreign	(14.1)	(9.9)	(112.1)
Income (loss) before provision for income taxes and equity in earnings of investee companies	$125.1	$91.0	$(28.8)

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements (Continued)

The following table reconciles Income (loss) before provision for income taxes and equity in earnings of investee companies to REIT taxable income.

	Year Ended December 31,
(in millions)	2017	2016	2015
Income (loss) before provision for income taxes and equity in earnings of investee companies	$125.1	$91.0	$(28.8)
Net (income) loss of TRSs	(2.4)	5.4	108.7
Income from REIT operations	122.7	96.4	79.9
Book depreciation in excess of tax depreciation	29.5	50.8	51.7
Book amortization in excess of tax amortization	(1.8)	12.2	7.9
Tax dividend from foreign subsidiary(a)	5.6	41.0	39.0
Book/tax differences - stock-based compensation	(2.2)	4.2	(3.4)
Book/tax differences - deferred gain for tax	(13.1)	(3.5)	(2.7)
Book/tax differences - capitalized costs	5.7	6.0	5.6
Book/tax differences - other	(0.2)	6.4	3.1
REIT taxable income (estimated)	$146.2	$213.5	$181.1

(a)
In 2017, the tax dividend from foreign subsidiary consists of a $12.6 million one-time deemed repatriation of foreign unremitted earnings under the Tax Act, net of a $7.0 million deduction for dividends received.

The components of the Provision for income taxes are as follows:

	Year Ended December 31,
(in millions)	2017	2016	2015
Current:
Federal	$(6.9)	$(4.0)	$(0.3)
State and local	(2.2)	(1.5)	(0.9)
Foreign	0.1	(1.7)	(5.9)
	(9.0)	(7.2)	(7.1)
Deferred tax benefit (liability):
Federal	(2.2)	(0.7)	(0.5)
State and local	(0.1)	(0.2)	—
Foreign	7.2	2.7	2.2
	4.9	1.8	1.7
Provision for income taxes	$(4.1)	$(5.4)	$(5.4)

Excluding the Loss on real estate assets held for sale of $103.6 million (see Note 11. Acquisitions and Dispositions: Dispositions to the Consolidated Financial Statements) in 2015, the effective income tax rate was 3.3% in 2017, 5.9% in 2016 and 7.2% in 2015.

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements (Continued)

The difference between income taxes expected at the U.S. federal statutory income tax rate of 35% and the Provision for income taxes is summarized as follows:

	Year Ended December 31,
(in millions)	2017	2016	2015
Benefit (provision) for income taxes on income (loss) at U.S. statutory rate	$(43.8)	$(31.9)	$10.1
Loss on real estate assets held for sale	—	—	(36.3)
REIT dividends paid deduction	42.9	33.8	28.0
State and local taxes, net of federal tax benefit	(1.6)	(1.6)	(1.8)
Effect of foreign operations	2.4	(2.4)	(7.3)
Resolution of prior year tax	—	(2.9)	2.1
Effect of the Tax Act on net deferred tax assets(a)	(2.1)	—	—
Gain on dispositions	(0.9)	—	—
Other, net	(1.0)	(0.4)	(0.2)
Provision for income taxes	$(4.1)	$(5.4)	$(5.4)

(a)	Impact on our net deferred tax assets resulting from the Tax Act’s reduction of corporate income tax rates from 35% to 21% for tax years beginning after December 31, 2017.

The following table is a summary of the components of deferred income tax assets and liabilities.

	As of December 31,
(in millions)	2017	2016
Deferred income tax assets:
Provision for expenses and losses	$0.9	$0.6
Postretirement and other employee benefits	3.8	5.0
Tax credit and loss carryforwards	2.2	1.1
Total deferred income tax assets	6.9	6.7

Deferred income tax liabilities:
Property, equipment and intangible assets	(22.4)	(8.8)
Total deferred income tax liabilities	(22.4)	(8.8)

Deferred income tax liabilities, net	$(15.5)	$(2.1)

As of December 31, 2017, we had net operating loss carryforwards for Canadian jurisdictions of $8.3 million, which expire in various years from 2018 through 2037.

Our undistributed earnings of foreign subsidiaries not includable in our federal income tax returns that could be subject to additional income taxes if remitted was approximately $4.1 million as of December 31, 2017, and $25.0 million as of December 31, 2016. No provision was recorded for taxes that could result from the remittance of such undistributed earnings since we intend to declare dividends to our shareholders in an amount sufficient to offset such distributions and intend to reinvest the remainder outside of the U.S. indefinitely. The determination of the unrecognized U.S. federal deferred income tax liability for undistributed earnings is not practicable.

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements (Continued)

The following table sets forth the change in the reserve for uncertain tax positions, excluding related accrued interest and penalties.

(in millions)
As of January 1, 2015	$1.2
Additions for current year tax positions	0.2
Reductions for prior year tax positions	(0.6)
As of December 31, 2015	0.8
Additions for current year tax positions	0.1
Reductions for prior year tax positions	(0.3)
As of December 31, 2016	0.6
Additions for current year tax positions	0.2
Reductions for prior year tax positions	(0.2)
As of December 31, 2017	$0.6

The reserve for uncertain tax positions of $0.6 million as of December 31, 2017, includes $0.3 million which would affect our effective income tax rate if and when recognized in future years.

We recognize interest and penalty charges related to the reserve for uncertain tax positions as part of income tax expense. These charges were not material for any of the periods presented.

We are subject to taxation in the U.S. and various state, local and foreign jurisdictions. As of December 31, 2017, tax returns for 2016, 2015 and 2014 are open to examination by the tax authorities. As of December 31, 2017, we are no longer subject to U.S. federal, state, local, or foreign examinations by tax authorities for years before 2014.

Note 15. Earnings (Loss) Per Share (“EPS”)

	Year Ended December 31,
(in millions)	2017	2016	2015
Net income (loss) available for common stockholders	$125.8	$90.9	$(29.4)
Less: Distributions to holders of Class A equity interests of a subsidiary(b)	1.4	—	—
Net income (loss) available for common stockholders, basic and diluted	$124.4	$90.9	$(29.4)

Weighted average shares for basic EPS	138.5	137.9	137.3
Dilutive potential shares from grants of RSUs, PRSUs and stock options(a)	0.4	0.5	—
Weighted average shares for diluted EPS(a)(b)	138.9	138.4	137.3

(a)
The potential impact of an aggregate 0.1 million granted RSUs, PRSUs and stock options for 2017, 0.5 million granted RSUs, PRSUs and stock options for 2016 and 0.7 million granted RSUs, PRSUs and stock options for 2015 was antidilutive.

(b)
On June 13, 2017, 1,953,407 shares of Class A equity interests of Outfront Canada were issued, which may be redeemed by the holders in exchange for shares of the Company’s common stock on a one-for-one basis (subject to anti-dilution adjustments), at our option, after a certain time period. (See Note 9. Equity to the Consolidated Financial Statements.) The potential impact of 1.1 million shares of Class A equity interests of Outfront Canada was antidilutive for 2017.

Note 16. Commitments and Contingencies

Off-Balance Sheet Arrangements

Our off-balance sheet commitments primarily consist of operating lease arrangements and guaranteed minimum annual payments. These arrangements result from our normal course of business and represent obligations that are payable over several years.

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements (Continued)

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

On December 8, 2017, we entered into a transit advertising and communications concession agreement with the New York Metropolitan Transportation Authority (the “MTA”) for subway, commuter rail and buses for a 10-year term, with an additional 5-year extension at our option. Under the agreement, we are obligated to deploy over 50,000 digital displays for advertising and MTA communications across the transit system over a number of years, commencing in 2018, and the MTA will be entitled to receive the greater of a percentage of revenues or a guaranteed minimum annual payment. Incremental revenues that exceed an annual base revenue amount will be retained by us for the cost of deploying advertising and communications screens throughout the transit system. Our currently estimated deployment costs will be approximately $800 million for the full 15-year term and approximately $600 million for the first eight years of the term, and we anticipate these deployment costs will be recorded as Prepaid lease and transit franchise costs and Intangible assets on our Consolidated Statement of Financial Position. We expect to utilize third party financing to fund deployment costs, and have increased our letters of credit for the benefit of the MTA from approximately $30.0 million to $136.0 million, which is subject to change as equipment installations are completed and revenues are generated.

As of December 31, 2017, minimum rental payments under non-cancellable operating leases with terms in excess of one year and guaranteed minimum annual payments are as follows:

(in millions)	Operating Leases	Guaranteed Minimum Annual Payments
2018	$131.0	$193.5
2019	129.7	172.3
2020	114.5	153.2
2021	104.7	151.8
2022	93.8	150.6
2023 and thereafter	505.2	704.8
Total minimum payments	$1,078.9	$1,526.2

Rent expense was $377.7 million in 2017, $372.1 million in 2016 and $376.4 million in 2015, including contingent rent amounts of $84.7 million in 2017, $88.1 million in 2016 and $87.5 million in 2015. Rent expense is primarily reflected in operating expenses on the Consolidated Statements of Operations and includes rent on cancellable leases and leases with terms under one year, as well as contingent rent, none of which are included in the operating lease commitments in the table above.

Letters of Credit

We have indemnification obligations with respect to letters of credit and surety bonds primarily used as security against non-performance in the normal course of business. As of December 31, 2017, outstanding letters of credit were approximately $208.1 million and outstanding surety bonds were approximately $23.9 million, and were not recorded on the Consolidated Statements of Financial Position.

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements (Continued)

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

Note 17. Segment Information

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

	Year Ended December 31,
(in millions)	2017	2016	2015
Revenues:
U.S. Media	$1,406.5	$1,393.8	$1,344.3
Other	114.0	120.1	169.5
Total revenues	$1,520.5	$1,513.9	$1,513.8

We present Operating income before Depreciation, Amortization, Net gain (loss) on dispositions, Stock-based compensation, Restructuring charges and Loss on real estate assets held for sale (“Adjusted OIBDA”) as the primary measure of profit and loss for our operating segments in accordance with FASB guidance for segment reporting.

	Year Ended December 31,
(in millions)	2017	2016	2015
Net income (loss)	$125.8	$90.9	$(29.4)
Provision for income taxes	4.1	5.4	5.4
Equity in earnings of investee companies, net of tax	(4.8)	(5.3)	(4.8)
Interest expense, net	116.9	113.8	114.8
Other (income) expense, net	(0.3)	0.1	0.4
Operating income	241.7	204.9	86.4
Restructuring charges	6.4	2.5	2.6
Loss on real estate assets held for sale	—	1.3	103.6
Net (gain) loss on dispositions	(14.3)	(1.9)	0.7
Depreciation and amortization	189.8	224.2	229.1
Stock-based compensation	20.5	18.0	15.2
Total Adjusted OIBDA	$444.1	$449.0	$437.6

Adjusted OIBDA:
U.S. Media	$478.1	$473.8	$451.1
Other	8.4	17.8	24.3
Corporate	(42.4)	(42.6)	(37.8)
Total Adjusted OIBDA	$444.1	$449.0	$437.6

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements (Continued)

	Year Ended December 31,
(in millions)	2017	2016	2015
Operating income (loss):
U.S. Media	$320.6	$269.5	$245.3
Other	(16.0)	(4.0)	(105.9)
Corporate	(62.9)	(60.6)	(53.0)
Total operating income	$241.7	$204.9	$86.4

Net (gain) loss on dispositions:
U.S. Media	$(14.4)	$(1.7)	$0.6
Other	0.1	(0.2)	0.1
Total (gain) loss on dispositions	$(14.3)	$(1.9)	$0.7

Depreciation and amortization:
U.S. Media	$169.6	$203.5	$202.6
Other	20.2	20.7	26.5
Total depreciation and amortization	$189.8	$224.2	$229.1

Capital expenditures:
U.S. Media	$63.9	$54.8	$53.3
Other	6.9	4.6	5.9
Total capital expenditures	$70.8	$59.4	$59.2

	As of December 31,
(in millions)	2017	2016	2015
Assets:
U.S. Media	$3,528.8	$3,578.8	$3,593.0
Other(a)	263.8	145.5	134.3
Corporate	15.6	14.2	88.2
Total assets	$3,808.2	$3,738.5	$3,815.5

(a)
In 2015, includes amounts reclassified as Assets held for sale on the Consolidated Statement of Financial Position. (See Note 11. Acquisitions and Dispositions: Dispositions to the Consolidated Financial Statements.)

	Year Ended December 31,
(in millions)	2017	2016	2015
Revenues(a):
United States	$1,447.3	$1,435.2	$1,380.3
Canada	73.2	67.3	71.7
Latin America	—	11.4	61.8
Total revenues	$1,520.5	$1,513.9	$1,513.8

(a)	Revenues classifications are based on the geography of the advertising.

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements (Continued)

	As of December 31,
(in millions)	2017	2016	2015
Long-lived assets(a):
United States	$3,216.4	$3,255.0	3,291.1
Canada	189.1	73.9	82.2
Total long-lived assets	$3,405.5	$3,328.9	$3,373.3

(a)	Reflects total assets less current assets, investments and non-current deferred tax assets.

Note 18. Condensed Consolidating Financial Information

We and our material existing and future direct and indirect 100% owned domestic subsidiaries (except Finance LLC and Outfront Media Capital Corporation, the borrowers under the Term Loan and the Revolving Credit Facility) guarantee the obligations under the Term Loan and the Revolving Credit Facility. Our senior unsecured notes are fully and unconditionally, and jointly and severally guaranteed on a senior unsecured basis by us and each of our direct and indirect wholly-owned domestic subsidiaries that guarantees the Term Loan and the Revolving Credit Facility (see Note 7. Debt to the Consolidated Financial Statements). The following condensed consolidating schedules present financial information on a combined basis in conformity with the SEC’s Regulation S-X, Rule 3-10 for: (i) OUTFRONT Media Inc. (the “Parent Company”); (ii) Finance LLC (the “Subsidiary Issuer”); (iii) the guarantor subsidiaries; (iv) the non-guarantor subsidiaries, including the SPV; (v) elimination entries necessary to consolidate the Parent Company and the Subsidiary Issuer, the guarantor subsidiaries and non-guarantor subsidiaries; and (vi) the Parent Company on a consolidated basis. Outfront Media Capital Corporation is a co-issuer finance subsidiary with no assets or liabilities, and therefore has not been included in the tables below.

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements (Continued)

	As of December 31, 2017
(in millions)	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Current assets:
Cash and cash equivalents	$—	$10.2	$3.7	$34.4	$—	$48.3
Receivables, less allowances	—	—	42.1	202.7	(13.7)	231.1
Other current assets	—	1.0	89.0	20.0	(13.4)	96.6
Total current assets	—	11.2	134.8	257.1	(27.1)	376.0
Property and equipment, net	—	—	609.1	53.0	—	662.1
Goodwill	—	—	2,059.9	68.1	—	2,128.0
Intangible assets	—	—	511.5	69.4	—	580.9
Investment in subsidiaries	1,181.1	3,333.6	293.4	—	(4,808.1)	—
Other assets	—	3.3	55.1	2.8	—	61.2
Intercompany	—	—	123.9	148.3	(272.2)	—
Total assets	$1,181.1	$3,348.1	$3,787.7	$598.7	$(5,107.4)	$3,808.2

Total current liabilities	$—	$21.7	$199.4	$105.6	$(27.1)	$299.6
Long-term debt	—	2,145.3	—	—	—	2,145.3
Deferred income tax liabilities, net	—	—	—	19.6	—	19.6
Asset retirement obligation	—	—	29.7	5.0	—	34.7
Deficit in excess of investment of subsidiaries	—	—	2,152.5	—	(2,152.5)	—
Other liabilities	—	—	76.7	5.7	—	82.4
Intercompany	—	—	148.3	123.9	(272.2)	—
Total liabilities	—	2,167.0	2,606.6	259.8	(2,451.8)	2,581.6
Total stockholders’ equity	1,181.1	1,181.1	1,181.1	293.4	(2,655.6)	1,181.1
Non-controlling interests	—	—	—	45.5	—	45.5
Total equity	1,181.1	1,181.1	1,181.1	338.9	(2,655.6)	1,226.6
Total liabilities and equity	$1,181.1	$3,348.1	$3,787.7	$598.7	$(5,107.4)	$3,808.2

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements (Continued)

	As of December 31, 2016
(in millions)	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Current assets:
Cash and cash equivalents	$—	$11.4	$35.8	$18.0	$—	$65.2
Receivables, less allowances	—	—	207.9	14.1	—	222.0
Other current assets	—	1.1	77.9	12.0	—	91.0
Total current assets	—	12.5	321.6	44.1	—	378.2
Property and equipment, net	—	—	621.4	43.6	—	665.0
Goodwill	—	—	2,059.9	29.5	—	2,089.4
Intangible assets	—	—	545.3	—	—	545.3
Investment in subsidiaries	1,233.0	3,371.9	114.4	—	(4,719.3)	—
Other assets	—	1.1	56.9	2.6	—	60.6
Intercompany	—	—	42.7	67.0	(109.7)	—
Total assets	$1,233.0	$3,385.5	$3,762.2	$186.8	$(4,829.0)	$3,738.5

Total current liabilities	$—	$15.7	$223.4	$12.4	$—	$251.5
Long-term debt	—	2,136.8	—	—	—	2,136.8
Deferred income tax liabilities, net	—	—	—	8.5	—	8.5
Asset retirement obligation	—	—	29.7	4.4	—	34.1
Deficit in excess of investment of subsidiaries	—	—	2,138.9	—	(2,138.9)	—
Other liabilities	—	—	70.2	4.4	—	74.6
Intercompany	—	—	67.0	42.7	(109.7)	—
Total liabilities	—	2,152.5	2,529.2	72.4	(2,248.6)	2,505.5
Total stockholders’ equity	1,232.9	1,232.9	1,232.9	114.4	(2,580.2)	1,232.9
Non-controlling interests	0.1	0.1	0.1	—	(0.2)	0.1
Total equity	1,233.0	1,233.0	1,233.0	114.4	(2,580.4)	1,233.0
Total liabilities and stockholders’ equity	$1,233.0	$3,385.5	$3,762.2	$186.8	$(4,829.0)	$3,738.5

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements (Continued)

	Year Ended December 31, 2017
(in millions)	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Billboard	$—	$—	$997.5	$61.5	$—	$1,059.0
Transit and other	—	—	449.4	12.1	—	461.5
Total revenues	—	—	1,446.9	73.6	—	1,520.5
Expenses:
Operating	—	—	784.6	50.6	—	835.2
Selling, general and administrative	1.6	0.9	246.2	13.0	—	261.7
Restructuring charges	—	—	2.5	3.9	—	6.4
Net gain on dispositions	—	—	(14.4)	0.1	—	(14.3)
Depreciation	—	—	77.3	12.4	—	89.7
Amortization	—	—	94.0	6.1	—	100.1
Total expenses	1.6	0.9	1,190.2	86.1	—	1,278.8
Operating income (loss)	(1.6)	(0.9)	256.7	(12.5)	—	241.7
Interest expense, net	—	(113.9)	(2.3)	(0.7)	—	(116.9)
Other income, net	—	—	—	0.3	—	0.3
Income (loss) before income taxes and equity earnings of investee	(1.6)	(114.8)	254.4	(12.9)	—	125.1
Benefit (provision) for income taxes	—	—	(11.3)	7.2	—	(4.1)
Equity in earnings of investee companies, net of tax	127.4	242.2	(115.7)	0.8	(249.9)	4.8
Net income (loss)	$125.8	$127.4	$127.4	$(4.9)	$(249.9)	$125.8

Net income (loss)	$125.8	$127.4	$127.4	$(4.9)	$(249.9)	$125.8
Total other comprehensive income, net of tax	10.8	10.8	10.8	10.8	(32.4)	10.8
Total comprehensive income	$136.6	$138.2	$138.2	$5.9	$(282.3)	$136.6

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements (Continued)

	Year Ended December 31, 2016
(in millions)	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Billboard	$—	$—	$1,005.6	$65.4	$—	$1,071.0
Transit and other	—	—	429.6	13.3	—	442.9
Total revenues	—	—	1,435.2	78.7	—	1,513.9
Expenses:
Operating	—	—	764.9	53.2	—	818.1
Selling, general and administrative	1.5	0.2	246.7	16.4	—	264.8
Restructuring charges	—	—	2.5	—	—	2.5
Loss on real estate assets held for sale	—	—	—	1.3	—	1.3
Net loss on dispositions	—	—	(1.7)	(0.2)	—	(1.9)
Depreciation	—	—	94.1	14.8	—	108.9
Amortization	—	—	112.3	3.0	—	115.3
Total expenses	1.5	0.2	1,218.8	88.5	—	1,309.0
Operating income (loss)	(1.5)	(0.2)	216.4	(9.8)	—	204.9
Interest expense, net	—	(113.6)	(0.2)	—	—	(113.8)
Other expense, net	—	—	—	(0.1)	—	(0.1)
Income (loss) before income taxes and equity earnings of investee	(1.5)	(113.8)	216.2	(9.9)	—	91.0
Benefit (provision) for income taxes	—	—	(6.4)	1.0	—	(5.4)
Equity in earnings of investee companies, net of tax	92.4	206.2	(117.4)	1.0	(176.9)	5.3
Net income (loss)	$90.9	$92.4	$92.4	$(7.9)	$(176.9)	$90.9

Net income (loss)	$90.9	$92.4	$92.4	$(7.9)	$(176.9)	$90.9
Total other comprehensive income, net of tax	102.4	102.4	102.4	102.6	(307.4)	102.4
Total comprehensive income	$193.3	$194.8	$194.8	$94.7	$(484.3)	$193.3

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements (Continued)

	Year Ended December 31, 2015
(in millions)	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Billboard	$—	$—	$969.8	$114.5	$—	$1,084.3
Transit and other	—	—	410.5	19.0	—	429.5
Total revenues	—	—	1,380.3	133.5	—	1,513.8
Expenses:
Operating	—	—	743.9	89.2	—	833.1
Selling, general and administrative	1.5	0.3	228.0	28.5	—	258.3
Restructuring charges	—	—	2.6	—	—	2.6
Loss on real estate assets held for sale	—	—	—	103.6	—	103.6
Net gain on dispositions	—	—	0.6	0.1	—	0.7
Depreciation	—	—	94.0	19.7	—	113.7
Amortization	—	—	111.1	4.3	—	115.4
Total expenses	1.5	0.3	1,180.2	245.4	—	1,427.4
Operating income (loss)	(1.5)	(0.3)	200.1	(111.9)	—	86.4
Interest income (expense), net	—	(114.8)	(0.2)	0.2	—	(114.8)
Other expense, net	—	—	—	(0.4)	—	(0.4)
Income (loss) before income taxes and equity earnings of investee	(1.5)	(115.1)	199.9	(112.1)	—	(28.8)
Provision for income taxes	—	—	(2.0)	(3.4)	—	(5.4)
Equity in earnings of investee companies, net of tax	(27.9)	87.2	(225.8)	1.1	170.2	4.8
Net loss	$(29.4)	$(27.9)	$(27.9)	$(114.4)	$170.2	$(29.4)

Net loss	$(29.4)	$(27.9)	$(27.9)	$(114.4)	$170.2	$(29.4)
Total other comprehensive loss, net of tax	(30.8)	(30.8)	(30.8)	(30.5)	92.1	(30.8)
Total comprehensive loss	$(60.2)	$(58.7)	$(58.7)	$(144.9)	$262.3	$(60.2)

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements (Continued)

	Year Ended December 31, 2017
(in millions)	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash provided by (used for) operating activities	$(1.7)	$(108.5)	$329.5	$30.0	$—	$249.3
Investing activities:
Capital expenditures	—	—	(63.6)	(7.2)	—	(70.8)
Acquisitions	—	—	(18.5)	(51.6)	—	(70.1)
Proceeds from dispositions	—	—	5.5	0.1	—	5.6
Cash used for investing activities	—	—	(76.6)	(58.7)	—	(135.3)
Financing activities:
Proceeds from long-term debt borrowings - term loan	—	8.3	—	—	—	8.3
Proceeds from borrowings under short-term debt facilities	—	90.0	—	160.0	—	250.0
Repayments of borrowings under short-term debt facilities	—	(90.0)	—	(80.0)	—	(170.0)
Payments of deferred financing costs	—	(8.0)	—	(0.5)	—	(8.5)
Proceeds from stock option exercises	1.2	—	—	—	—	1.2
Earnout payment related to prior acquisition	—	—	(2.0)	—	—	(2.0)
Taxes withheld for stock-based compensation	—	—	(8.5)	—	—	(8.5)
Dividends	(200.4)	—	—	(1.4)	—	(201.8)
Intercompany	200.9	107.0	(274.3)	(33.6)	—	—
Other	—	—	(0.2)	—	—	(0.2)
Cash provided by (used for) financing activities	1.7	107.3	(285.0)	44.5	—	(131.5)
Effect of exchange rate on cash and cash equivalents	—	—	—	0.6	—	0.6
Net increase (decrease) in cash and cash equivalents	—	(1.2)	(32.1)	16.4	—	(16.9)
Cash and cash equivalents at beginning of period	—	11.4	35.8	18.0	—	65.2
Cash and cash equivalents at end of period	$—	$10.2	$3.7	$34.4	$—	$48.3

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements (Continued)

	Year Ended December 31, 2016
(in millions)	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash provided by (used for) operating activities	$(1.5)	$(111.3)	$399.1	$0.8	$—	$287.1
Investing activities:
Capital expenditures	—	—	(54.8)	(4.6)	—	(59.4)
Acquisitions	—	—	(67.9)	—	—	(67.9)
Proceeds from dispositions	—	—	2.9	87.7	—	90.6
Cash provided by (used for) investing activities	—	—	(119.8)	83.1	—	(36.7)
Financing activities:
Repayments of long-term debt borrowings - term loan	—	(90.0)	—	—	—	(90.0)
Proceeds from borrowings under short-term debt facilities	—	35.0	—	—	—	35.0
Repayments of borrowings under short-term debt facilities	—	(35.0)	—	—	—	(35.0)
Payments of deferred financing costs	—	(0.4)	—	—	—	(0.4)
Taxes withheld for stock-based compensation	—	—	(7.3)	—	—	(7.3)
Dividends	(188.6)	—	—	—	—	(188.6)
Intercompany	190.1	131.5	(244.5)	(77.1)	—	—
Other	—	—	(0.2)	—	—	(0.2)
Cash provided by (used for) financing activities	1.5	41.1	(252.0)	(77.1)	—	(286.5)
Effect of exchange rate on cash and cash equivalents	—	—	—	(0.3)	—	(0.3)
Net increase (decrease) in cash and cash equivalents	—	(70.2)	27.3	6.5	—	(36.4)
Cash and cash equivalents at beginning of period	—	81.6	8.5	11.5	—	101.6
Cash and cash equivalents at end of period	$—	$11.4	$35.8	$18.0	$—	$65.2

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements (Continued)

	Year Ended December 31, 2015
(in millions)	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash provided by (used for) operating activities	$(1.5)	$(107.4)	$378.9	$23.1	$—	$293.1
Investing activities:
Capital expenditures	—	—	(53.3)	(5.9)	—	(59.2)
Acquisitions	—	—	(12.1)	—	—	(12.1)
Proceeds from dispositions	—	—	8.9	—	—	8.9
Cash used for investing activities	—	—	(56.5)	(5.9)	—	(62.4)
Financing activities:
Proceeds from long-term debt borrowings - senior notes	—	103.8	—	—	—	103.8
Repayments of long-term debt borrowings - term loan	—	(50.0)	—	—	—	(50.0)
Proceeds from borrowings under short-term debt facilities	—	105.0	—	—	—	105.0
Repayments of borrowings under short-term debt facilities	—	(105.0)	—	—	—	(105.0)
Payments of deferred financing costs	—	(3.3)	—	—	—	(3.3)
Proceeds from stock option exercises	2.0	—	—	—	—	2.0
Taxes withheld for stock-based compensation	—	—	(4.3)	—	—	(4.3)
Dividends	(196.3)	—	—	—	—	(196.3)
Intercompany	195.8	127.0	(317.9)	(4.9)	—	—
Other	—	—	(0.5)	—	—	(0.5)
Cash provided by (used for) financing activities	1.5	177.5	(322.7)	(4.9)	—	(148.6)
Effect of exchange rate on cash and cash equivalents	—	—	—	(3.3)	—	(3.3)
Net increase (decrease) in cash and cash equivalents	—	70.1	(0.3)	9.0	—	78.8
Cash and cash equivalents at beginning of period	—	11.5	8.8	8.2	—	28.5
Cash reclassified to assets held for sale	—	—	—	(5.7)	—	(5.7)
Cash and cash equivalents at end of period	$—	$81.6	$8.5	$11.5	$—	$101.6

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements (Continued)

Note 19. Quarterly Financial Data (Unaudited)

Our revenues and profits experience seasonality due to seasonal advertising patterns and influences on advertising markets. Typically, our revenues and profits are highest in the fourth quarter, during the holiday shopping season, and lowest in the first quarter, as advertisers cut back on spending following the holiday shopping season.

Effective April 1, 2016, we changed the segments that we use to review operating results and make decisions regarding segment performance and resource allocation. Historical financial information by reportable segment has been recast to reflect the changes in segment reporting with no impact to previously reported consolidated financial statements. (See Note 17. Segment information to the Consolidated Financial Statements.)

	2017
(in millions)	First Quarter	Second Quarter		Third Quarter		Fourth Quarter		Total Year
Revenues:
U.S. Media	$307.1	$367.1		$363.0		$369.3		$1,406.5
Other	23.5	29.1	(a)	29.4	(a)	32.0	(a)	114.0
Total revenues	$330.6	$396.2		$392.4		$401.3		$1,520.5
Adjusted OIBDA:
U.S. Media	$92.4	$128.3		$129.2		$128.2		$478.1
Other	(1.1)	4.0	(a)	1.9	(a)	3.6	(a)	8.4
Corporate	(11.1)	(10.3)		(10.3)		(10.7)		(42.4)
Total Adjusted OIBDA	80.2	122.0		120.8		121.1		444.1
Restructuring charges	(1.8)	(2.9)		(1.6)		(0.1)		(6.4)
Net gain (loss) on dispositions	(0.4)	(0.1)		14.1		0.7		14.3
Depreciation	(22.9)	(23.1)		(22.3)		(21.4)		(89.7)
Amortization	(23.7)	(25.4)		(25.5)		(25.5)		(100.1)
Stock-based compensation	(5.4)	(5.5)		(5.2)		(4.4)		(20.5)
Total operating income	$26.0	$65.0		$80.3		$70.4		$241.7
Operating income (loss):
U.S. Media	$47.5	$83.9		$100.7		$88.5		$320.6
Other	(5.0)	(3.1)	(a)	(4.9)	(a)	(3.0)	(a)	(16.0)
Corporate	(16.5)	(15.8)		(15.5)		(15.1)		(62.9)
Total operating income	$26.0	$65.0		$80.3		$70.4		$241.7
Net income	$2.5	$37.1		$50.7		$35.5		$125.8

(a)	On June 13, 2017, we completed the Transaction. (See Note 9. Equity and Note 11. Acquisitions and Dispositions: Acquisitions to the Consolidated Financial Statements.)

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements (Continued)

	2016
(in millions)	First Quarter	Second Quarter		Third Quarter		Fourth Quarter		Total Year
Revenues:
U.S. Media	$312.6	$356.5		$356.7		$368.0		$1,393.8
Other	35.8	28.8	(a)	26.1	(a)	29.4	(a)	120.1
Total revenues	$348.4	$385.3		$382.8		$397.4		$1,513.9
Adjusted OIBDA:
U.S. Media	$94.9	$123.7		$129.3		$125.9		$473.8
Other	2.2	8.4	(a)	2.2	(a)	5.0	(a)	17.8
Corporate	(9.0)	(9.1)		(10.8)		(13.7)		(42.6)
Total Adjusted OIBDA	88.1	123.0		120.7		117.2		449.0
Restructuring charges	—	(0.4)		—		(2.1)		(2.5)
Loss on real estate assets held for sale	(1.3)	—		—		—		(1.3)
Net gain (loss) on dispositions	(0.4)	(0.2)		2.3		0.2		1.9
Depreciation	(29.1)	(28.5)		(26.7)		(24.6)		(108.9)
Amortization	(28.3)	(30.4)		(28.3)		(28.3)		(115.3)
Stock-based compensation	(4.8)	(4.5)		(4.5)		(4.2)		(18.0)
Total operating income	$24.2	$59.0		$63.5		$58.2		$204.9
Operating income (loss):
U.S. Media	$43.1	$69.7		$81.5		$75.2		$269.5
Other	(5.1)	2.9	(a)	(2.7)	(a)	0.9	(a)	(4.0)
Corporate	(13.8)	(13.6)		(15.3)		(17.9)		(60.6)
Total operating income	$24.2	$59.0		$63.5		$58.2		$204.9
Net income (loss)	$(2.3)	$28.5		$38.1		$26.6		$90.9

(a)	On April 1, 2016, we completed the Disposition. (See Note 11. Acquisitions and Dispositions: Dispositions to the Consolidated Financial Statements.)

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our management has concluded that our internal control over financial reporting was effective as of December 31, 2017 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The effectiveness of our internal control over financial reporting as of December 31, 2017 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in “Item 8. Financial Statements and Supplementary Data.”

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

All additional information required by this item is incorporated by reference to our Proxy Statement for the 2018 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2017.

Item 11. Executive Compensation.

The information required by this item is incorporated by reference to our Proxy Statement for the 2018 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2017.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated by reference to our Proxy Statement for the 2018 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2017.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated by reference to our Proxy Statement for the 2018 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2017.

Item 14. Principal Accounting Fees and Services.

The information required by this item is incorporated by reference to our Proxy Statement for the 2018 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2017.

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

Page No.
Schedule II - Valuation and Qualifying Accounts for the years ended December 31, 2017, 2016 and 2015.	113
Schedule III - Schedule of Real Estate and Accumulated Depreciation as of December 31, 2017	114

OUTFRONT Media Inc.
Schedule II—Valuation and Qualifying Accounts
(in millions)

Col. A	Col. B	Col. C			Col. D	Col. E
Description	Balance at Beginning of Period	Balance Acquired through Acquisitions	Charged to Costs and Expenses	Charged to Other Accounts(a)	Deductions	Balance at End of Period
Allowance for doubtful accounts:
Year ended December 31, 2017	$9.2	$—	$4.4	$0.1	$2.2	$11.5
Year ended December 31, 2016	8.9	—	3.6	—	3.3	9.2
Year ended December 31, 2015	14.2	—	2.7	(3.7)	4.3	8.9
Valuation allowance on deferred tax assets:
Year ended December 31, 2017	$—	$—	$—	$—	$—	$—
Year ended December 31, 2016	—	—	—	—	—	—
Year ended December 31, 2015	6.9	—	0.1	(4.7)	2.3	—

(a)
For the year ended December 31, 2015, reflects change in allowance related to foreign currency translation adjustments and amounts reclassified to Assets held for sale on our Consolidated Statement of Financial Position.

OUTFRONT Media Inc.
SCHEDULE III – Schedule of Real Estate and
Accumulated Depreciation
as of December 31, 2017
(in millions)

		Initial Cost		Cost Capitalized Subsequent to Acquisition	Gross Carrying Amount at December 31, 2017 (3)
Description (1)	Encumbrances	Land	Structures and Improvements		Land	Structures and Improvements	Total	Accumulated Depreciation	Construction Date	Acquisition Date	Useful Lives
Structures added prior to January 1, 2014
United States - 40,303 displays	—	(2)	(2)	(2)	$82.2	$1,333.9	1,416.1	$(1,015.3)	Various	Various	5 to 20 years
Canada - 5,497 displays	—	(2)	(2)	(2)	2.3	293.0	295.3	(262.8)	Various	Various	5 to 20 years
					$84.5	$1,626.9	$1,711.4	$(1,278.1)
Structures added subsequent to January 1, 2014
United States - 2,127 displays		$9.9	$121.1	$(11.9)	$9.9	$109.2	$119.1	$(1.6)	Various	Various	5 to 20 years
Canada - 190 displays		—	14.7	—	—	14.7	14.7	(1.0)	Various	Various	5 to 20 years
		$9.9	$135.8	$(11.9)	$9.9	$123.9	$133.8	$(2.6)
Total
United States - 42,430 displays					$92.1	$1,443.1	$1,535.2	$(1,016.9)	Various	Various	5 to 20 years
Canada - 5,687 displays					2.3	307.7	310.0	(263.8)	Various	Various	5 to 20 years
					$94.4	$1,750.8	$1,845.2	$(1,280.7)
______________________

(1)	No single asset exceeded 5% of the total gross carrying amount as of December 31, 2017.

(2)	This information is omitted as it would be impracticable to compile on a site-by-site basis.

(3)	Includes sites under construction.

The following table summarizes the activity for the Company’s real estate assets, which consist of advertising displays, and the related accumulated depreciation.

	2017	2016	2015
Gross real estate assets:
Balance at the beginning of the year	$1,787.3	$1,778.7	$1,833.7
New Investments	22.0	9.1	8.0
Redevelopments	23.4	23.7	23.9
Recurring capital expenditures	13.0	14.5	16.4
Purchase price accounting adjustments	—	1.0	(13.1)
Land acquisitions	4.6	0.6	4.8
Additions for construction of / improvements to structures	63.0	48.9	40.0
Assets sold or written-off	(28.9)	(49.4)	(26.5)
Foreign exchange	23.8	9.1	(68.5)
Balance at the end of the year	$1,845.2	$1,787.3	$1,778.7
Accumulated depreciation:
Balance at the beginning of the year	$1,208.5	$1,137.7	$1,109.4
Depreciation	76.2	98.2	104.9
Assets sold or written-off	(24.5)	(34.6)	(22.5)
Foreign exchange	20.5	7.2	(54.1)
Balance at the end of the year	$1,280.7	$1,208.5	$1,137.7

(a)(3) Exhibits. The exhibits filed as part of this Annual Report on Form 10-K are listed on the Exhibit Index immediately following “Item16. Form 10-K Summary,” which is incorporated herein by reference.

Item 16. Form 10-K Summary.

None.

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

10.2	Form of Director Indemnification Agreement (incorporated herein by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-11 (File No. 333-189643), filed on February 18, 2014).

10.3
Credit Agreement, dated as of January 31, 2014, by and among CBS Outdoor Americas Capital LLC, CBS Outdoor Americas Capital Corporation, the guarantors party thereto, Citibank, N.A. and the other lenders party thereto from time to time (incorporated herein by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-4 (File No. 333-201197), filed on December 22, 2014).

10.4
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

10.5
Amendment No. 4 to Credit Agreement, dated as of November 17, 2017, by and among Outfront Media Capital LLC, Outfront Media Capital Corporation, the guarantors party thereto, Morgan Stanley Senior Funding, Inc. and the other lenders party thereto from time to time, to Credit Agreement, dated as of January 31, 2014, as amended, by and among Outfront Media Capital LLC, Outfront Media Capital Corporation, the guarantors party thereto, Morgan Stanley Senior Funding, Inc. and the other lenders party thereto from time to time (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-36367), filed on November 20, 2017).

10.6
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

10.7
Purchase and Sale Agreement, dated as of June 30, 2017, between Outfront Media LLC and Outfront Media Receivables LLC (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-36367), filed on July 3, 2017).

10.8
Performance Guaranty, dated as of June 30, 2017, between OUTFRONT Media Inc. and The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-36367), filed on July 3, 2017).

10.9
Advertising License Agreement, entered into December 8, 2017, to be effective as of November 1, 2017, by and between the Metropolitan Transportation Authority and Outfront Media Group LLC (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-36367), filed on December 13, 2017).

10.10	CBS Outdoor Americas Inc. Omnibus Stock Incentive Plan (incorporated herein by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K (File No. 001-36367), filed on April 2, 2014).*

10.11
OUTFRONT Media Inc. Amended and Restated Omnibus Stock Incentive Plan (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2015, File No. 001-36367).*

10.12
OUTFRONT Media Inc. Amended and Restated Executive Bonus Plan (incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2015, File No. 001-36367).*

10.13	OUTFRONT Media Excess 401(k) Plan (incorporated herein by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-11 (File No. 333-189643), filed on February 18, 2014).*

10.14
Form of Certificate and Terms and Conditions for Performance-Based Restricted Share Units Awards with Time Vesting under the CBS Outdoor Americas Inc. Omnibus Stock Incentive Plan before February 19, 2015 (incorporated herein by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014, File No. 001-36367).*

10.15
Form of Certificate and Terms and Conditions for Performance-Based Restricted Share Units Awards with Time Vesting under the OUTFRONT Media Inc. Amended and Restated Omnibus Stock Incentive Plan (incorporated herein by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2015, File No. 001-36367).*

10.16
Form of Certificate and Terms and Conditions for Restricted Share Units Awards with Time Vesting under the CBS Outdoor Americas Inc. Omnibus Stock Incentive Plan before February 19, 2015 (incorporated herein by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014, File No. 001-36367).*

10.17
Form of Certificate and Terms and Conditions for Restricted Share Units Awards with Time Vesting granted under the CBS Outdoor Americas Inc. Omnibus Stock Incentive Plan on or after February 19, 2015 (incorporated herein by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2015, File No. 001-36367).*

10.18
Form of Certificate and Terms and Conditions for Restricted Share Units Awards with Time Vesting for Directors granted under the CBS Outdoor Americas Inc. Omnibus Stock Incentive Plan before February 19, 2015 (incorporated herein by reference to Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014, File No. 001-36367).*

10.19
Form of Certificate and Terms and Conditions for Restricted Share Units Awards with Time Vesting for Directors granted under the OUTFRONT Media Inc. Amended and Restated Omnibus Stock Incentive Plan (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-36367), filed on June 11, 2015).*

10.20
Summary of Compensation for Outside Directors, effective June 9, 2015 and July 1, 2017 (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2017, File No. 001-36367).*

10.21
CBS Corporation 2004 Long-Term Management Incentive Plan (as amended and restated through May 25, 2006) (incorporated herein by reference to Exhibit 10 to CBS Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006, File No. 001-09553).*

10.22
CBS Corporation 2009 Long-Term Incentive Plan (effective February 21, 2008, as amended and restated May 23, 2013) (incorporated herein by reference to Exhibit 10(c) to CBS Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013, File No. 001-09553).*

10.23
Form of Certificate and Terms and Conditions for Converted Stock Options (incorporated herein by reference to Exhibit 10(c)(ii) to CBS Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, File No. 001-09553).*

10.24
Employment Agreement with Jodi Senese, dated as of June 6, 2016 (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2016, File No. 001-36367).*

10.25
OUTFRONT Media Inc. Executive Change in Control Severance Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-36367), filed on December 14, 2015).*

10.26
Form of Participation Agreement under the OUTFRONT Media Inc. Executive Change in Control Severance Plan (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-36367), filed on December 14, 2015).*

10.27
Employment Agreement with Donald R. Shassian, dated as of December 28, 2016 (incorporated herein by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, File No. 001-36367).*

10.28
Employment Agreement with Richard Sauer, dated as of February 24, 2017 (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2017, File No. 001-36367).*

10.29
Employment Agreement with Nancy Tostanoski, dated as of May 5, 2017 (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2017, File No. 001-36367).*

10.30
Employment Agreement with Andrew R. Sriubas, dated as of July 28, 2017 (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2017, File No. 001-36367).*

10.31
Employment Agreement with Jeremy J. Male, dated as of September 18, 2017 (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2017, File No. 001-36367).*

10.32	Employment Agreement with Clive Punter, dated as of December 8, 2017.*

21.1	List of Subsidiaries of OUTFRONT Media Inc.

23.1	Consent of PricewaterhouseCoopers LLP.

24.1	Power of Attorney (included on the signature page of this Annual Report on Form 10-K and incorporated herein by reference).

31.1	Certification of the Chief Executive Officer of OUTFRONT Media Inc. pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of OUTFRONT Media Inc. pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer of OUTFRONT Media Inc. furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002.

32.2	Certification of the Chief Financial Officer of OUTFRONT Media Inc. furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Calculation Linkbase

101.DEF	XBRL Taxonomy Definition Document

101.LAB	XBRL Taxonomy Label Linkbase

101.PRE	XBRL Taxonomy Presentation Linkbase

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
Date: February 28, 2018

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

Signature	Title	Date

/s/ Jeremy J. Male	Chairman and Chief Executive Officer	February 28, 2018
Jeremy J. Male	(Principal Executive Officer)

/s/ Donald R. Shassian	Executive Vice President and Chief Financial Officer	February 28, 2018
Donald R. Shassian	(Principal Financial Officer)

/s/ George Wood	Senior Vice President and Controller	February 28, 2018
George Wood	(Principal Accounting Officer)

/s/ Nicolas Brien	Director	February 28, 2018
Nicolas Brien

/s/ Angela Courtin	Director	February 28, 2018
Angela Courtin

/s/ Manuel A. Diaz	Director	February 28, 2018
Manuel A. Diaz

/s/ Peter Mathes	Director	February 28, 2018
Peter Mathes

/s/ Susan M. Tolson	Director	February 28, 2018
Susan M. Tolson

/s/ Joseph H. Wender	Director	February 28, 2018
Joseph H. Wender