Form 10-Q
period 2018-03-31
OUTFRONT Media Inc.
filed 2018-05-03
CIK 1579877

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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

As of May 2, 2018, the number of shares outstanding of the registrant’s common stock was 139,184,010.

OUTFRONT MEDIA INC.
QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2018

PART 1

Item 1.    Financial Statements.

OUTFRONT Media Inc.
Consolidated Statements of Financial Position
(Unaudited)

	As of
(in millions)	March 31, 2018	December 31, 2017
Assets:
Current assets:
Cash and cash equivalents	$52.5	$48.3
Receivables, less allowance ($10.3 in 2018 and $11.5 in 2017)	188.8	231.1
Prepaid lease and transit franchise costs	73.9	68.6
Prepaid MTA equipment deployment costs (Note 16)	11.9	4.7
Other prepaid expenses	16.5	13.5
Other current assets	10.8	9.8
Total current assets	354.4	376.0
Property and equipment, net (Note 3)	660.6	662.1
Goodwill (Note 4)	2,126.3	2,128.0
Intangible assets (Note 4)	568.5	580.9
Other assets	60.9	61.2
Total assets	$3,770.7	$3,808.2

Liabilities:
Current liabilities:
Accounts payable	$51.2	$56.1
Accrued compensation	17.0	34.6
Accrued interest	24.0	16.1
Accrued lease costs	26.5	30.5
Other accrued expenses	40.4	42.3
Deferred revenues	34.9	21.3
Short-term debt (Note 7)	92.0	80.0
Other current liabilities	18.7	18.7
Total current liabilities	304.7	299.6
Long-term debt, net (Note 7)	2,156.4	2,145.3
Deferred income tax liabilities, net	16.9	19.6
Asset retirement obligation (Note 5)	34.7	34.7
Other liabilities	80.6	82.4
Total liabilities	2,593.3	2,581.6

Commitments and contingencies (Note 16)

Stockholders’ equity (Note 8):
Common stock (2018 - 450.0 shares authorized, and 139.2 shares issued
and outstanding; 2017 - 450.0 shares authorized, and 138.6 issued and outstanding)	1.4	1.4
Additional paid-in capital	1,960.6	1,963.0
Distribution in excess of earnings	(817.4)	(775.6)
Accumulated other comprehensive loss	(12.8)	(7.7)
Total stockholders’ equity	1,131.8	1,181.1
Non-controlling interests	45.6	45.5
Total equity	1,177.4	1,226.6
Total liabilities and equity	$3,770.7	$3,808.2

See accompanying notes to unaudited consolidated financial statements.

OUTFRONT Media Inc.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended
	March 31,
(in millions, except per share amounts)	2018	2017
Revenues:
Billboard	$239.3	$236.0
Transit and other	98.6	94.6
Total revenues	337.9	330.6
Expenses:
Operating	197.1	191.9
Selling, general and administrative	64.6	63.9
Restructuring charges	1.1	1.8
Net (gain) loss on dispositions	(0.2)	0.4
Depreciation	21.1	22.9
Amortization	22.5	23.7
Total expenses	306.2	304.6
Operating income	31.7	26.0
Interest expense, net	(30.0)	(28.1)
Other expense, net	(0.1)	—
Income (loss) before benefit for income taxes and equity in earnings of investee companies	1.6	(2.1)
Benefit for income taxes	6.7	3.7
Equity in earnings of investee companies, net of tax	0.8	0.9
Net income	$9.1	$2.5

Net income per common share:
Basic	$0.06	$0.02
Diluted	$0.06	$0.02

Weighted average shares outstanding:
Basic	138.8	138.3
Diluted	139.1	138.9

Dividends declared per common share	$0.36	$0.36

See accompanying notes to unaudited consolidated financial statements.

OUTFRONT Media Inc.
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended
	March 31,
(in millions)	2018	2017
Net income	$9.1	$2.5
Other comprehensive income (loss), net of tax:
Cumulative translation adjustments	(5.4)	1.1
Net actuarial gain	0.3	—
Total other comprehensive income (loss), net of tax	(5.1)	1.1
Total comprehensive income	$4.0	$3.6

See accompanying notes to unaudited consolidated financial statements.

OUTFRONT Media Inc.
Consolidated Statements of Equity
(Unaudited)

(in millions, except per share amounts)	Shares of Common Stock	Common Stock ($0.01 per share par value)	Additional Paid-In Capital	Distribution in Excess of Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Non-Controlling Interests	Total Equity
Balance as of December 31, 2016	138.0	$1.4	$1,949.5	$(699.5)	$(18.5)	$1,232.9	$0.1	$1,233.0
Net income	—	—	—	2.5	—	2.5	—	2.5
Other comprehensive income	—	—	—	—	1.1	1.1	—	1.1
Stock-based payments:
Cumulative prior period adjustment to amortization of estimated forfeitures	—	—	0.5	(0.5)	—	—	—	—
Vested	0.7	—	—	—	—	—	—	—
Exercise of stock options	0.2	—	1.2	—	—	1.2	—	1.2
Amortization	—	—	5.4	—	—	5.4	—	5.4
Shares paid for tax withholding for stock-based payments	(0.3)	—	(8.0)	—	—	(8.0)	—	(8.0)
Dividends ($0.36 per share)	—	—	—	(49.9)	—	(49.9)	—	(49.9)
Balance as of March 31, 2017	138.6	$1.4	$1,948.6	$(747.4)	$(17.4)	$1,185.2	$0.1	$1,185.3

Balance as of December 31, 2017	138.6	$1.4	$1,963.0	$(775.6)	$(7.7)	$1,181.1	$45.5	$1,226.6
Net income	—	—	—	9.1	—	9.1	—	9.1
Other comprehensive loss	—	—	—	—	(5.1)	(5.1)	—	(5.1)
Stock-based payments:
Vested	0.9	—	—	—	—	—	—	—
Amortization	—	—	5.0	—	—	5.0	—	5.0
Shares paid for tax withholding for stock-based payments	(0.3)	—	(7.4)	—	—	(7.4)	—	(7.4)
Dividends ($0.36 per share)	—	—	—	(50.9)	—	(50.9)	—	(50.9)
Other	—	—	—	—	—	—	0.1	0.1
Balance as of March 31, 2018	139.2	$1.4	$1,960.6	$(817.4)	$(12.8)	$1,131.8	$45.6	$1,177.4

See accompanying notes to unaudited consolidated financial statements.

OUTFRONT Media Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31,
(in millions)	2018	2017
Operating activities:
Net income	$9.1	$2.5
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation and amortization	43.6	46.6
Deferred tax benefit	(2.3)	(1.8)
Stock-based compensation	5.0	5.4
Provision for doubtful accounts	(0.8)	0.1
Accretion expense	0.6	0.6
Net (gain) loss on dispositions	(0.2)	0.4
Equity in earnings of investee companies, net of tax	(0.8)	(0.9)
Distributions from investee companies	0.2	1.6
Amortization of deferred financing costs and debt discount and premium	1.4	1.9
Cash paid for direct lease acquisition costs	(12.5)	(11.7)
Change in assets and liabilities, net of investing and financing activities:
Decrease in receivables	42.8	40.2
Increase in prepaid MTA equipment deployment costs	(7.2)	—
Increase in prepaid expenses and other current assets	(7.4)	(9.5)
Decrease in accounts payable and accrued expenses	(18.9)	(54.3)
Increase in deferred revenues	13.6	12.9
Decrease in income taxes	(4.5)	(2.5)
Other, net	0.4	0.7
Net cash flow provided by operating activities	62.1	32.2

Investing activities:
Capital expenditures	(16.8)	(16.6)
Acquisitions	(4.1)	(0.9)
MTA franchise rights	(1.4)	—
Net proceeds from dispositions	0.2	0.1
Net cash flow used for investing activities	(22.1)	(17.4)

Financing activities:
Proceeds from long-term debt borrowings	10.0	8.3
Proceeds from borrowings under short-term debt facilities	57.0	—
Repayments of borrowings under short-term debt facilities	(45.0)	—
Payments of deferred financing costs	—	(7.0)
Proceeds from stock option exercises	—	1.2
Taxes withheld for stock-based compensation	(6.5)	(6.0)
Dividends	(51.1)	(50.2)
Other	—	(0.2)
Net cash flow used for financing activities	(35.6)	(53.9)

Effect of exchange rate changes on cash and cash equivalents	(0.2)	0.2
Net increase (decrease) in cash and cash equivalents	4.2	(38.9)
Cash and cash equivalents at beginning of period	48.3	65.2
Cash and cash equivalents at end of period	$52.5	$26.3

OUTFRONT Media Inc.
Consolidated Statements of Cash Flows (Continued)
(Unaudited)

	Three Months Ended
	March 31,
(in millions)	2018	2017
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$0.2	$0.6
Cash paid for interest	20.8	18.3

Non-cash investing and financing activities:
Accrued purchases of property and equipment	$11.0	$10.5
Taxes withheld for stock-based compensation	1.0	—

See accompanying notes to unaudited consolidated financial statements.

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)

Note 1. Description of Business and Basis of Presentation

Description of Business

OUTFRONT Media Inc. (the “Company”) and its subsidiaries (collectively, “we,” “us” or “our”) is a real estate investment trust (“REIT”), which provides advertising space (“displays”) on out-of-home advertising structures and sites in the United States (the “U.S.”) and Canada. Our inventory consists of billboard displays, which are primarily located on the most heavily traveled highways and roadways in top Nielsen Designated Market Areas (“DMAs”), and transit advertising displays operated under exclusive multi-year contracts with municipalities in large cities across the U.S. and Canada. We also have marketing and multimedia rights agreements with colleges, universities and other educational institutions, which entitle us to operate on-campus advertising displays, as well as manage marketing opportunities, media rights and experiential entertainment at sports events. In total, we have displays in all of the 25 largest markets in the U.S. and approximately 140 markets across the U.S. and Canada. We manage our operations through three operating segments—(1) U.S. Billboard and Transit, which is included in our U.S. Media reportable segment, (2) International and (3) Sports Marketing.

Basis of Presentation and Use of Estimates

The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules of the Securities and Exchange Commission (the “SEC”). In the opinion of our management, the accompanying unaudited consolidated financial statements reflect all adjustments, consisting of normal and recurring adjustments, necessary for a fair statement of our financial position, results of operations and cash flows for the periods presented. Certain reclassifications of prior year’s data have been made to conform to the current period’s presentation. These financial statements should be read in conjunction with the more detailed financial statements and notes thereto, included in our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on February 28, 2018.

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

Note 2. New Accounting Standards

Adoption of New Accounting Standards

Revenue from Contracts with Customers

In the first quarter of 2018, we adopted the Financial Accounting Standards Board’s (the “FASB’s”) principles-based guidance addressing revenue recognition issues, applying the modified retrospective method of adoption. The guidance is being applied to all contracts with customers regardless of industry-specific or transaction-specific fact patterns. The guidance requires that the amount of revenue a company should recognize reflect the consideration it expects to be entitled to in exchange for goods and services. The revenue recognition guidance is primarily applicable to our multi-year transit advertising contracts with municipalities in the U.S. and Canada, and marketing and multimedia rights agreements with colleges, universities and other educational institutions. Our billboard lease revenues are recognized under the lease accounting standard. The adoption of this guidance did not impact revenues from our multi-year transit advertising contracts, but resulted in the recognition of additional revenues of $1.8 million, additional operating expenses of $1.2 million and additional selling, general and administrative expenses of $0.6 million in our Sports Marketing operating segment in the three months ended March 31, 2018, related to revenues that would have been recognized on a net basis under the old standard. Adoption of this guidance did not have a material effect on our consolidated financial statements. (See Note 9. Revenues to the Consolidated Financial Statements.)

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)

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

Leases

In February 2016, the FASB issued guidance addressing the recognition, measurement, presentation and disclosure of leases for both lessees and lessors. The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. Lessors will account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. This guidance is to be applied on a modified retrospective basis and is effective for interim and annual periods beginning after December 15, 2018. Early adoption is permitted for financial statements that have not been previously issued.

As of March 31, 2018, we had approximately 21,300 lease agreements in the U.S. and approximately 3,200 lease agreements in Canada, the majority of which will be classified as operating leases under the new guidance. We are currently evaluating our lease contracts and planning for the implementation of this standard. This standard will require us to recognize a right-of-use asset and lease liability for the present value of minimum lease payments for operating leases with a term greater than 12 months and will have a significant impact on our consolidated financial statements. Our billboard lease revenues will continue to be recognized on a straight-line basis over their respective lease terms.

Note 3. Property and Equipment

The table below presents the balances of major classes of assets and accumulated depreciation.

		As of
(in millions)	Estimated Useful Lives	March 31, 2018	December 31, 2017
Land		$96.9	$94.4
Buildings	20 to 40 years	51.3	51.3
Advertising structures	5 to 20 years	1,759.7	1,750.8
Furniture, equipment and other	3 to 10 years	121.0	120.7
Construction in progress		26.4	27.4
		2,055.3	2,044.6
Less: accumulated depreciation		1,394.7	1,382.5
Property and equipment, net		$660.6	$662.1

Depreciation expense was $21.1 million in the three months ended March 31, 2018, and $22.9 million in the three months ended March 31, 2017.

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)

Note 4. Goodwill and Other Intangible Assets

For the three months ended March 31, 2018 and the year ended December 31, 2017, the changes in the book value of goodwill by segment were as follows:

(in millions)	U.S. Media	Other	Total
As of December 31, 2016	$2,054.0	$35.4	$2,089.4
Currency translation adjustments	—	4.3	4.3
Additions(a)	—	34.3	34.3
As of December 31, 2017	2,054.0	74.0	2,128.0
Currency translation adjustments	—	(1.7)	(1.7)
As of March 31, 2018	$2,054.0	$72.3	$2,126.3

(a)	Non-tax deductible addition associated with the Transaction (as defined below, see Note 8. Equity and Note 11. Acquisitions to the Consolidated Financial Statements).

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

Our identifiable intangible assets consist of the following:

(in millions)	Gross	Accumulated Amortization	Net
As of March 31, 2018:
Permits and leasehold agreements	$1,110.4	$(670.7)	$439.7
Franchise agreements(a)	457.6	(348.8)	108.8
Other intangible assets	47.1	(27.1)	20.0
Total intangible assets	$1,615.1	$(1,046.6)	$568.5

As of December 31, 2017:
Permits and leasehold agreements	$1,111.3	$(661.6)	$449.7
Franchise agreements(a)	455.4	(346.2)	109.2
Other intangible assets	47.1	(25.1)	22.0
Total intangible assets	$1,613.8	$(1,032.9)	$580.9

(a)
As of March 31, 2018, includes $2.3 million and as of December 31, 2017, includes $0.9 million related to MTA equipment deployment costs. (See Note 16. Commitments and Contingencies to the Consolidated Financial Statements.)

All of our intangible assets, except goodwill, are subject to amortization. Amortization expense was $22.5 million in the three months ended March 31, 2018, and $23.7 million in the three months ended March 31, 2017, which includes the amortization of direct lease acquisition costs of $8.7 million in each of the three months ended March 31, 2018 and 2017. Direct lease acquisition costs are amortized on a straight-line basis over the related customer lease term, which generally ranges from four weeks to one year.

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

(in millions)
As of December 31, 2017	$34.7
Accretion expense	0.6
Liabilities settled	(0.5)
Foreign currency translation adjustments	(0.1)
As of March 31, 2018	$34.7

Note 6. Related Party Transactions

We have a 50% ownership interest in two joint ventures that operate transit shelters in the greater Los Angeles area and Vancouver, and four joint ventures which currently operate a total of 15 billboard displays in New York and Boston. All of these joint ventures are accounted for as equity investments. These investments totaled $20.1 million as of March 31, 2018, and $19.5 million as of December 31, 2017, and are included in Other assets on the Consolidated Statements of Financial Position. We provided sales and management services to these joint ventures and recorded management fees in Revenues on the Consolidated Statement of Operations of $1.6 million in the three months ended March 31, 2018, and $1.5 million in the three months ended March 31, 2017.

Note 7. Debt

Debt, net, consists of the following:

	As of
(in millions, except percentages)	March 31, 2018	December 31, 2017
Short-term debt:
AR Facility	$92.0	$80.0
Total short-term debt	92.0	80.0

Long-term debt:
Revolving credit facility	10.0	—
Term loan, due 2024	667.9	667.8

Senior unsecured notes:
5.250% senior unsecured notes, due 2022	549.6	549.6
5.625% senior unsecured notes, due 2024	502.5	502.6
5.875% senior unsecured notes, due 2025	450.0	450.0
Total senior unsecured notes	1,502.1	1,502.2

Debt issuance costs	(23.6)	(24.7)
Total long-term debt, net	2,156.4	2,145.3

Total debt, net	$2,248.4	$2,225.3

Weighted average cost of debt	4.9%	4.8%

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)

Term Loan

The interest rate on the term loan due in 2024 (the “Term Loan”) was 3.9% per annum as of March 31, 2018. As of March 31, 2018, a discount of $2.1 million on the Term Loan remains unamortized. The discount is being amortized through Interest expense, net, on the Consolidated Statement of Operations.

Revolving Credit Facility

We also have a $430.0 million revolving credit facility, which matures in 2022 (the “Revolving Credit Facility,” together with the Term Loan, the “Senior Credit Facilities”).

As of March 31, 2018, there were $10.0 million of outstanding borrowings under the Revolving Credit Facility. As of May 2, 2018, there were $24.0 million of outstanding borrowings under the Revolving Credit Facility.

The commitment fee based on the amount of unused commitments under the Revolving Credit Facility was $0.3 million in the three months ended March 31, 2018, and $0.2 million in the three months ended March 31, 2017. As of March 31, 2018, we had issued letters of credit totaling approximately $88.5 million against the letter of credit facility sublimit under the Revolving Credit Facility.

Standalone Letter of Credit Facilities

As of March 31, 2018, we had issued letters of credit totaling approximately $119.6 million under our aggregate $150.0 million standalone letter of credit facilities. The total fees under the letter of credit facilities were immaterial in each of the three months ended March 31, 2018 and 2017.

Accounts Receivable Securitization Facility

As of March 31, 2018, there were $92.0 million of outstanding borrowings under our three-year $100.0 million revolving accounts receivable securitization facility (the “AR Facility”) at a borrowing rate of approximately 2.7%. As of March 31, 2018, we had no borrowing capacity remaining under the AR Facility, based on approximately $173.9 million of eligible accounts receivables used as collateral for the AR Facility, in accordance with the agreement governing the AR Facility. The commitment fee based on the amount of unused commitments under the AR Facility was immaterial for the three months ended March 31, 2018. As of May 2, 2018, there were $86.5 million of outstanding borrowings under the AR Facility at a borrowing rate of approximately 2.9%.

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

Senior Unsecured Notes

As of March 31, 2018, a discount of $0.4 million on $150.0 million aggregate principal amount of the 5.250% Senior Unsecured Notes due 2022, remains unamortized. The discount is being amortized through Interest expense, net, on the Consolidated Statement of Operations.

As of March 31, 2018, a premium of $2.5 million on $100.0 million aggregate principal amount of the 5.625% Senior Unsecured Notes due 2024, remains unamortized. The premium is being amortized through Interest expense, net, on the Consolidated Statement of Operations.

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)

Debt Covenants

Our credit agreement, dated as of January 31, 2014 (as amended, supplemented or otherwise modified, the “Credit Agreement”), governing the Senior Credit Facilities, the agreements governing the AR Facility, and the indentures governing our senior unsecured notes contain customary affirmative and negative covenants, subject to certain exceptions, including but not limited to those that limit the Company’s and our subsidiaries’ abilities to (i) pay dividends on, repurchase or make distributions in respect to the Company’s or its wholly-owned subsidiary, Outfront Media Capital LLC’s (“Finance LLC’s”) capital stock or make other restricted payments other than dividends or distributions necessary for us to maintain our REIT status, subject to certain conditions, and (ii) enter into agreements restricting certain subsidiaries’ ability to pay dividends or make other intercompany third party transfers.

The terms of the Credit Agreement (and under certain circumstances, the agreements governing the AR Facility) require that we maintain a Consolidated Net Secured Leverage Ratio, which is the ratio of (i) our consolidated secured debt (less up to $150.0 million of unrestricted cash) to (ii) our Consolidated EBITDA (as defined in the Credit Agreement) for the trailing four consecutive quarters, of no greater than 4.0 to 1.0. As of March 31, 2018, our Consolidated Net Secured Leverage Ratio was 1.4 to 1.0, as adjusted to give pro forma effect to an acquisition, in accordance with the Credit Agreement. The Credit Agreement also requires that, in connection with the incurrence of certain indebtedness, we satisfy a Consolidated Total Leverage Ratio, which is the ratio of our consolidated total debt to our Consolidated EBITDA for the trailing four consecutive quarters, of no greater than 6.0 to 1.0. As of March 31, 2018, our Consolidated Total Leverage Ratio was 4.8 to 1.0, as adjusted to give pro forma effect to an acquisition, in accordance with the Credit Agreement. As of March 31, 2018, we are in compliance with our debt covenants.

Deferred Financing Costs

As of March 31, 2018, we had deferred $28.1 million in fees and expenses associated with the Term Loan, Revolving Credit Facility, AR Facility and our senior unsecured notes. We are amortizing the deferred fees through Interest expense, net, on the Consolidated Statement of Operations over the respective terms of the Term Loan, Revolving Credit Facility, AR Facility and our senior unsecured notes.

Fair Value

Under the fair value hierarchy, observable inputs such as unadjusted quoted prices in active markets for identical assets or liabilities are defined as Level 1; observable inputs other than quoted prices included within Level 1 that are either directly or indirectly observable for the asset or liability are defined as Level 2; and unobservable inputs for the asset or liability are defined as Level 3. The aggregate fair value of our debt, which is estimated based on quoted market prices of similar liabilities, was approximately $2.3 billion as of both March 31, 2018, and December 31, 2017. The fair value of our debt as of both March 31, 2018, and December 31, 2017, is classified as Level 2.

Note 8. Equity

On June 13, 2017, certain subsidiaries of OUTFRONT Media Inc. acquired the equity interests of certain subsidiaries of All Vision LLC (“All Vision”), which hold substantially all of All Vision’s existing outdoor advertising assets in Canada, and effectuated an amalgamation of All Vision’s Canadian business with our Canadian business (the “Transaction”) (see Note 11. Acquisitions). In connection with the Transaction, the Company issued 1,953,407 shares of Class A equity interests of a subsidiary of the Company that controls its Canadian business (“Outfront Canada”).

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)

The Class A equity interests are entitled to receive priority cash distributions from Outfront Canada at the same time and in the same per share amount as the dividends paid on shares of the Company’s common stock. The Class A equity interests may be redeemed by the holders in exchange for shares of the Company’s common stock on a one-for-one basis (subject to anti-dilution adjustments) or, at the Company’s option, cash equal to the then fair market value of the shares of the Company’s common stock commencing (i) one year after closing, with respect to 55% of the Class A equity interests, and (ii) 18 months after closing, with respect to the remaining 45% of the Class A equity interests. In connection with the Transaction, the Company has agreed to limitations on its ability to sell or otherwise dispose of the assets acquired from All Vision for a period of five years, unless it pays holders of the Class A equity interests in Outfront Canada an amount intended to approximate their resulting tax liability. During the three months ended March 31, 2018, we made distributions of $0.7 million to holders of the Class A equity interests, which are recorded in Dividends on our Consolidated Statements of Equity and Consolidated Statements of Cash Flows.

As of March 31, 2018, 450,000,000 shares of our common stock, par value $0.01 per share, were authorized; 139,183,587 shares were issued and outstanding; and 50,000,000 shares of our preferred stock, par value $0.01 per share, were authorized with no shares issued and outstanding.

On November 21, 2017, we entered into a sales agreement in connection with an “at-the-market” equity offering program (the “ATM Program”), under which we may, from time to time, issue and sell shares of our common stock up to an aggregate offering price of $300.0 million. We have no obligation to sell any of our common stock under the sales agreement and may at any time suspend solicitations and offers under the sales agreement. As of May 2, 2018, no shares of our common stock have been sold under the ATM Program, and accordingly, as of May 2, 2018, $300.0 million remained available to be sold under the sales agreement.

On April 25, 2018, we announced that our board of directors approved a quarterly cash dividend of $0.36 per share on our common stock, payable on June 29, 2018, to stockholders of record at the close of business on June 8, 2018.

Note 9. Revenues

Effective January 1, 2018, we adopted the FASB’s principles-based guidance addressing revenue recognition issues, applying the modified retrospective method of adoption. Accordingly, historical financial information has not been affected (see Note 2. New Accounting Standards to the Consolidated Financial Statements).

We derive Revenues from the following sources: (i) billboard displays, (ii) transit displays, and (iii) other.

Billboard display revenues are derived from providing advertising space to customers on our physical billboards or other outdoor structures. We generally (i) own the physical structures on which we display advertising copy for our customers, (ii) hold the legal permits to display advertising thereon, and (iii) lease the underlying sites. Billboard display revenues are recognized under the lease accounting standard as rental income on a straight-line basis over the customer lease term.

Transit display revenues are derived from agreements with municipalities and transit operators, which entitle us to operate advertising displays within their transit systems, including on the interior and exterior of rail and subway cars and buses, as well as on benches, transit shelters, street kiosks and transit platforms. Transit display contracts typically require the installation and delivery of multiple advertising displays, for which locations are not specifically identified. Installation services are highly interdependent with the provision of advertising space, and therefore the installation and display of advertising is recognized as a single performance obligation. Transit display revenues are recognized based on the level of units displayed in proportion to the total units to be displayed over the contract period.

Other revenues are derived primarily from (i) the production of advertisements to be displayed on our billboards or other outdoor sites, or on displays that we operate within transit systems, and (ii) revenues from marketing and multimedia rights agreements with colleges, universities and other educational institutions, which entitle us to operate on-campus advertising displays, as well as manage marketing opportunities, media rights and experiential entertainment at sports events. Production services are not interrelated with the provision of advertising space and are considered a distinct performance obligation. Production revenue is recognized over the production period, which is typically very short in duration. Revenues from our Sports Marketing operating segment are principally derived from advertising and marketing arrangements and are recognized over the contract period.

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)

Our billboard display and transit display contracts with customers range from four weeks to one year and billing commences at the beginning of the contract term, with payment generally due within 30 days of billing. For the majority of our contracts, transaction prices are explicitly stated. Any contracts with transaction prices that contain multiple performance obligations, are allocated primarily based on the residual approach, as we sell our services at a broad range of amounts depending on seasonality, the packaging of various advertising displays within a contract, and other economic factors.

We do not disclose the value of unsatisfied performance obligations for contracts with an original expected term of one year or less, which primarily represent the transaction price allocated to the remaining display period for unsatisfied transit franchise contracts. Unsatisfied performance obligations with an original expected term of over one year relate to multi-year marketing and multimedia rights agreements with customers of our Sports Marketing operating segment, the value of which is $55.9 million as of March 31, 2018, are expected to be satisfied over the next 5 years.

For all revenue sources, we evaluate whether we should be considered the principal (i.e., report revenues on a gross basis) or an agent (i.e., report revenues on a net basis). Except for an insignificant number of smaller sports marketing contracts, we are considered the principal in our arrangements and report revenues on a gross basis, wherein the amounts billed to customers are recorded as revenues, and amounts paid to municipalities, transit operators, educational institutions and suppliers are recorded as expenses. We are considered the principal because we control the advertising space and multi-media rights before and after the contract term, are primarily responsible to our customers, have discretion in pricing and typically, have inventory risk.

For space provided to advertisers through the use of an advertising agency whose commission is calculated based on a stated percentage of gross advertising spending, our Revenues are reported net of agency commissions.

The following table summarizes revenues by source:

	Three Months Ended
	March 31,
(in millions)	2018	2017
Billboard:
Static displays	$189.5	$189.1
Digital displays	41.9	33.3
Other	7.9	13.6
Billboard revenues	239.3	236.0
Transit:
Static displays	67.8	69.2
Digital displays	10.7	8.4
Other	7.3	6.6
Total transit revenues	85.8	84.2
Sports marketing and other	12.8	10.4
Transit and other revenues	98.6	94.6
Total revenues	$337.9	$330.6

Rental income was $231.4 million in the three months ended March 31, 2018, and $222.4 million in the three months ended March 31, 2017, and is recorded in Billboard revenues on the Consolidated Statement of Operations.

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)

The following table summarizes revenues by geography.

	Three Months Ended
	March 31,
(in millions)	2018	2017
United States:
Billboard	$226.3	$225.1
Transit and other	83.6	82.0
Sports marketing and other	12.8	10.4
Total United States revenues	322.7	317.5
Canada	15.2	13.1
Total revenues	$337.9	$330.6

Our revenues are sensitive to fluctuations in advertising expenditures, general economic conditions and other external events beyond our control.

Contract Costs and Balances

Variable sales commission costs directly associated with billboard display revenues are considered direct lease acquisition costs in accordance with the lease accounting standard and are capitalized and amortized on a straight-line basis over the related customer lease term (see Note 4. Goodwill and Other Intangible Assets to the Consolidated Financial Statements). Amortization of direct lease acquisition costs is presented within Amortization expense in the accompanying Consolidated Statements of Operations.

Variable sales commission costs which are directly associated with transit display and other revenues are included in Selling, general, and administrative expenses on the Consolidated Statement of Operations, and are expensed as incurred since the amortization period of the asset would have been less than one year.

Amounts to be collected from customers for revenues recognized in previous periods are included in Receivables, less allowance, on the Consolidated Statement of Financial Position. Amounts collected from customers for revenues to be recognized in future periods are included in Deferred revenues on the Consolidated Statement of Financial Position. We recognized substantially all of the Deferred revenues on the Consolidated Statement of Financial Position as of December 31, 2017, during the three months ended March 31, 2018.

Note 10. Restructuring Charges

For the three months ended March 31, 2018, we recorded restructuring charges of $1.1 million, of which $0.6 million was recorded in Other for severance charges associated with the reorganization of our Sports Marketing operating segment management team and $0.5 million was recorded in our U.S. Media segment for severance charges associated with the reorganization of various departments. For the three months ended March 31, 2017, we recorded restructuring charges of $1.8 million in our U.S. Media segment for severance charges associated with the reorganization of our sales management functions. As of March 31, 2018, $4.3 million in restructuring reserves remain outstanding and is included in Other current liabilities on the Consolidated Statement of Financial Position.

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

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)

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

We completed several acquisitions for a total purchase price of approximately $4.1 million in the three months ended March 31, 2018, and $0.9 million in the three months ended March 31, 2017.

Note 12. Stock-Based Compensation

The following table summarizes our stock-based compensation expense for the three months ended March 31, 2018 and 2017.

	Three Months Ended
	March 31,
(in millions)	2018	2017
Restricted share units (“RSUs”) and performance-based RSUs (“PRSUs”)	$5.0	$5.3
Stock options	—	0.1
Stock-based compensation expense, before income taxes	5.0	5.4
Tax benefit	(0.3)	(0.5)
Stock-based compensation expense, net of tax	$4.7	$4.9

As of March 31, 2018, total unrecognized compensation cost related to non-vested RSUs and PRSUs was $38.3 million, which is expected to be recognized over a weighted average period of 2.4 years.

RSUs and PRSUs

The following table summarizes activity for the three months ended March 31, 2018, of RSUs and PRSUs issued to our employees.

	Activity	Weighted Average Per Share Grant Date Fair Market Value
Non-vested as of December 31, 2017	1,632,120	$24.43
Granted:
RSUs	785,691	21.52
PRSUs	383,913	21.52
Vested:
RSUs	(521,058)	24.59
PRSUs	(259,819)	24.97
Forfeitures:
RSUs	(7,158)	24.63
PRSUs	(45,849)	27.17
Non-vested as of March 31, 2018	1,967,840	22.52

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)

Stock Options

The following table summarizes activity for the three months ended March 31, 2018, of stock options issued to our employees.

	Activity	Weighted Average Exercise Price
Outstanding as of December 31, 2017	165,293	$20.69
Exercised	(23,446)	6.25
Outstanding as of March 31, 2018	141,847	23.08

Exercisable as of March 31, 2018	141,847	23.08

Note 13. Retirement Benefits

The following table presents the components of net periodic pension cost and amounts recognized in other comprehensive income (loss) for our pension plans:

	Three Months Ended
	March 31,
(in millions)	2018	2017
Components of net periodic pension cost:
Service cost	$0.4	$0.3
Interest cost	0.5	0.5
Expected return on plan assets	(0.6)	(0.5)
Amortization of net actuarial losses(a)	0.1	0.1
Net periodic pension cost	$0.4	$0.4

(a)	Reflects amounts reclassified from accumulated other comprehensive income to net income.

In the three months ended March 31, 2018, we contributed $0.4 million to our pension plans. In 2018, we expect to contribute approximately $2.5 million to our pension plans.

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

On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act amends the Code to reduce tax rates and modify policies, credits and deductions. The Tax Act reduced the federal tax rate from a maximum of 35% to a flat 21% rate, as well as added many new provisions including changes to bonus depreciation, the deduction for executive compensation and interest expense. From an international tax perspective, a tax on global intangible low-taxed income and a base erosion anti-abuse tax were added.

Our effective income tax rate represents a combined annual effective tax rate for federal, state, local and foreign taxes applied to interim operating results.

In the three months ended March 31, 2018 and 2017, our effective tax rate differed from the U.S. federal statutory income tax rate primarily due to our REIT status, including the dividends paid deduction, the impact of state and local taxes, and the effect of foreign operations.

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)

Note 15. Earnings Per Share (“EPS”)

	Three Months Ended
	March 31,
(in millions)	2018	2017
Net income available for common stockholders	$9.1	$2.5
Less: Distributions to holders of Class A equity interests of a subsidiary	0.7	—
Net income available for common stockholders, basic and diluted	$8.4	$2.5

Weighted average shares for basic EPS	138.8	138.3
Dilutive potential shares from grants of RSUs, PRSUs and stock options(a)	0.3	0.6
Weighted average shares for diluted EPS	139.1	138.9

(a)
The potential impact of an aggregate 0.8 million granted RSUs, PRSUs and stock options in the three months ended March 31, 2018, and 0.3 million granted RSUs, PRSUs and stock options in the three months ended March 31, 2017, were antidilutive.

(b)
The potential impact of 2.0 million shares of Class A equity interests of Outfront Canada in the three months ended March 31, 2018, was antidilutive. (See Note 8. Equity to the Consolidated Financial Statements.)

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

On December 8, 2017, we entered into a transit advertising and communications concession agreement with the New York Metropolitan Transportation Authority (the “MTA”) for subway, commuter rail and buses for a 10-year term, with an additional 5-year extension at our option. Under the agreement, we are obligated to deploy over 50,000 digital displays for advertising and MTA communications across the transit system over a number of years and the MTA is entitled to receive the greater of a percentage of revenues or a guaranteed minimum annual payment. Incremental revenues that exceed an annual base revenue amount will be retained by us for the cost of deploying advertising and communications screens throughout the transit system. Our currently estimated deployment cost is approximately $800 million for the full 15-year term and approximately $600 million for the first eight years of the term, and these deployment costs will be recorded as Prepaid MTA equipment deployment costs and Intangible assets on our Consolidated Statement of Financial Position. We expect to utilize third party financing to fund deployment costs, and have increased our letters of credit for the benefit of the MTA from approximately $30.0 million to $136.0 million, which is subject to change as equipment installations are completed and revenues are generated.

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)

During the three months ended March 31, 2018, several transit franchise contracts were renewed, resulting in additional guaranteed minimum annual payments. As of March 31, 2018, guaranteed minimum annual payments are as follows:

(in millions)	Guaranteed Minimum Annual Payments
2018	$174.2
2019	197.7
2020	178.4
2021	176.8
2022	175.6
2023 and thereafter	858.1
Total minimum payments	$1,760.8

Letters of Credit

We have indemnification obligations with respect to letters of credit and surety bonds primarily used as security against non-performance in the normal course of business. As of March 31, 2018, the outstanding letters of credit were approximately $208.1 million and outstanding surety bonds were approximately $24.5 million, and were not recorded on the Consolidated Statements of Financial Position.

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

The following tables set forth our financial performance by segment.

	Three Months Ended
	March 31,
(in millions)	2018	2017
Revenues:
U.S. Media	$309.9	$307.1
Other	28.0	23.5
Total revenues	$337.9	$330.6

We present Operating income before Depreciation, Amortization, Net gain (loss) on dispositions, Stock-based compensation and Restructuring charges (“Adjusted OIBDA”) as the primary measure of profit and loss for our operating segments.

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)

	Three Months Ended
	March 31,
(in millions)	2018	2017
Net income	$9.1	$2.5
Benefit for income taxes	(6.7)	(3.7)
Equity in earnings of investee companies, net of tax	(0.8)	(0.9)
Interest expense, net	30.0	28.1
Other expense, net	0.1	—
Operating income	31.7	26.0
Restructuring charges	1.1	1.8
Net (gain) loss on dispositions	(0.2)	0.4
Depreciation and amortization	43.6	46.6
Stock-based compensation	5.0	5.4
Total Adjusted OIBDA	$81.2	$80.2

Adjusted OIBDA:
U.S. Media	$88.9	$92.4
Other	(0.8)	(1.1)
Corporate	(6.9)	(11.1)
Total Adjusted OIBDA	$81.2	$80.2

	Three Months Ended
	March 31,
(in millions)	2018	2017
Operating income (loss):
U.S. Media	$50.6	$47.5
Other	(7.0)	(5.0)
Corporate	(11.9)	(16.5)
Total operating income	$31.7	$26.0

Net (gain) loss on dispositions:
U.S. Media	$(0.2)	$0.4
Total (gain) loss on dispositions	$(0.2)	$0.4

Depreciation and amortization:
U.S. Media	$38.0	$42.7
Other	5.6	3.9
Total depreciation and amortization	$43.6	$46.6

Capital expenditures:
U.S. Media	$14.4	$15.8
Other	2.4	0.8
Total capital expenditures	$16.8	$16.6

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)

	As of
(in millions)	March 31, 2018	December 31, 2017
Assets:
U.S. Media	$3,496.0	$3,528.8
Other	251.2	263.8
Corporate	23.5	15.6
Total assets	$3,770.7	$3,808.2

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)

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

	As of March 31, 2018
(in millions)	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Current assets:
Cash and cash equivalents	$—	$18.5	$2.0	$32.0	$—	$52.5
Receivables, less allowance	—	—	31.6	180.0	(22.8)	188.8
Other current assets	—	1.2	95.6	128.4	(112.1)	113.1
Total current assets	—	19.7	129.2	340.4	(134.9)	354.4
Property and equipment, net	—	—	608.4	52.2	—	660.6
Goodwill	—	—	2,059.9	66.4	—	2,126.3
Intangible assets	—	—	502.0	66.5	—	568.5
Investment in subsidiaries	1,131.8	3,294.6	369.0	—	(4,795.4)	—
Other assets	—	3.1	54.9	2.9	—	60.9
Intercompany	—	—	123.8	148.3	(272.1)	—
Total assets	$1,131.8	$3,317.4	$3,847.2	$676.7	$(5,202.4)	$3,770.7

Total current liabilities	$—	$29.2	$299.1	$111.3	$(134.9)	$304.7
Long-term debt, net	—	2,156.4	—	—	—	2,156.4
Deferred income tax liabilities, net	—	—	—	16.9	—	16.9
Asset retirement obligation	—	—	29.9	4.8	—	34.7
Deficit in excess of investment of subsidiaries	—	—	2,162.8	—	(2,162.8)	—
Other liabilities	—	—	75.3	5.3	—	80.6
Intercompany	—	—	148.3	123.8	(272.1)	—
Total liabilities	—	2,185.6	2,715.4	262.1	(2,569.8)	2,593.3
Total stockholders’ equity	1,131.8	1,131.8	1,131.8	369.0	(2,632.6)	1,131.8
Non-controlling interests	—	—	—	45.6	—	45.6
Total equity	1,131.8	1,131.8	1,131.8	414.6	(2,632.6)	1,177.4
Total liabilities and equity	$1,131.8	$3,317.4	$3,847.2	$676.7	$(5,202.4)	$3,770.7

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)

	As of December 31, 2017
(in millions)	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Current assets:
Cash and cash equivalents	$—	$10.2	$3.7	$34.4	$—	$48.3
Receivables, less allowance	—	—	42.1	202.7	(13.7)	231.1
Other current assets	—	1.0	89.0	20.0	(13.4)	96.6
Total current assets	—	11.2	134.8	257.1	(27.1)	376.0
Property and equipment, net	—	—	609.1	53.0	—	662.1
Goodwill	—	—	2,059.9	68.1	—	2,128.0
Intangible assets	—	—	511.5	69.4	—	580.9
Investment in subsidiaries	1,181.1	3,333.6	293.4	—	(4,808.1)	—
Other assets	—	3.3	55.1	2.8	—	61.2
Intercompany	—	—	123.9	148.3	(272.2)	—
Total assets	$1,181.1	$3,348.1	$3,787.7	$598.7	$(5,107.4)	$3,808.2

Total current liabilities	$—	$21.7	$199.4	$105.6	$(27.1)	$299.6
Long-term debt, net	—	2,145.3	—	—	—	2,145.3
Deferred income tax liabilities, net	—	—	—	19.6	—	19.6
Asset retirement obligation	—	—	29.7	5.0	—	34.7
Deficit in excess of investment of subsidiaries	—	—	2,152.5	—	(2,152.5)	—
Other liabilities	—	—	76.7	5.7	—	82.4
Intercompany	—	—	148.3	123.9	(272.2)	—
Total liabilities	—	2,167.0	2,606.6	259.8	(2,451.8)	2,581.6
Total stockholders’ equity	1,181.1	1,181.1	1,181.1	293.4	(2,655.6)	1,181.1
Non-controlling interests	—	—	—	45.5	—	45.5
Total equity	1,181.1	1,181.1	1,181.1	338.9	(2,655.6)	1,226.6
Total liabilities and equity	$1,181.1	$3,348.1	$3,787.7	$598.7	$(5,107.4)	$3,808.2

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)

	Three Months Ended March 31, 2018
(in millions)	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Billboard	$—	$—	$226.2	$13.1	$—	$239.3
Transit and other	—	—	96.4	2.2	—	98.6
Total revenues	—	—	322.6	15.3	—	337.9
Expenses:
Operating	—	—	184.2	12.9	—	197.1
Selling, general and administrative	0.4	0.1	62.9	1.2	—	64.6
Restructuring charges	—	—	1.1	—	—	1.1
Net gain on dispositions	—	—	(0.2)	—	—	(0.2)
Depreciation	—	—	17.7	3.4	—	21.1
Amortization	—	—	20.7	1.8	—	22.5
Total expenses	0.4	0.1	286.4	19.3	—	306.2
Operating income (loss)	(0.4)	(0.1)	36.2	(4.0)	—	31.7
Interest expense, net	—	(28.6)	(0.9)	(0.5)	—	(30.0)
Other expense, net	—	—	—	(0.1)	—	(0.1)
Income (loss) before benefit for income taxes and equity in earnings of investee companies	(0.4)	(28.7)	35.3	(4.6)	—	1.6
Benefit for income taxes	—	—	1.3	5.4	—	6.7
Equity in earnings of investee companies, net of tax	9.5	38.2	(27.1)	0.1	(19.9)	0.8
Net income	$9.1	$9.5	$9.5	$0.9	$(19.9)	$9.1

Net income	$9.1	$9.5	$9.5	$0.9	$(19.9)	$9.1
Total other comprehensive income, net of tax	(5.1)	(5.1)	(5.1)	(5.1)	15.3	(5.1)
Total comprehensive income	$4.0	$4.4	$4.4	$(4.2)	$(4.6)	$4.0

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)

	Three Months Ended March 31, 2017
(in millions)	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Billboard	$—	$—	$225.1	$10.9	$—	$236.0
Transit and other	—	—	92.3	2.3	—	94.6
Total revenues	—	—	317.4	13.2	—	330.6
Expenses:
Operating	—	—	180.4	11.5	—	191.9
Selling, general and administrative	0.4	0.7	59.3	3.5	—	63.9
Restructuring charges	—	—	1.8	—	—	1.8
Net loss on dispositions	—	—	0.4	—	—	0.4
Depreciation	—	—	20.0	2.9	—	22.9
Amortization	—	—	23.2	0.5	—	23.7
Total expenses	0.4	0.7	285.1	18.4	—	304.6
Operating income (loss)	(0.4)	(0.7)	32.3	(5.2)	—	26.0
Interest expense, net	—	(28.0)	(0.1)	—	—	(28.1)
Income (loss) before benefit for income taxes and equity in earnings of investee companies	(0.4)	(28.7)	32.2	(5.2)	—	(2.1)
Benefit for income taxes	—	—	1.9	1.8	—	3.7
Equity in earnings of investee companies, net of tax	2.9	31.6	(31.2)	0.1	(2.5)	0.9
Net income (loss)	$2.5	$2.9	$2.9	$(3.3)	$(2.5)	$2.5

Net income (loss)	$2.5	$2.9	$2.9	$(3.3)	$(2.5)	$2.5
Total other comprehensive income, net of tax	1.1	1.1	1.1	1.1	(3.3)	1.1
Total comprehensive income	$3.6	$4.0	$4.0	$(2.2)	$(5.8)	$3.6

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)

	Three Months Ended March 31, 2018
(in millions)	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash flow provided by (used for) operating activities	$(0.4)	$(19.5)	$81.8	$0.2	$—	$62.1
Investing activities:
Capital expenditures	—	—	(14.5)	(2.3)	—	(16.8)
Acquisitions	—	—	(4.1)	—	—	(4.1)
MTA franchise rights	—	—	(1.4)	—	—	(1.4)
Net proceeds from dispositions	—	—	0.2	—	—	0.2
Net cash flow used for investing activities	—	—	(19.8)	(2.3)	—	(22.1)
Financing activities:
Proceeds from long-term debt borrowings	—	10.0	—	—	—	10.0
Proceeds from borrowings under short-term debt facilities	—	—	—	57.0	—	57.0
Repayments of borrowings under short-term debt facilities	—	—	—	(45.0)	—	(45.0)
Taxes withheld for stock-based compensation	—	—	(6.5)	—	—	(6.5)
Dividends	(50.4)	—	—	(0.7)	—	(51.1)
Intercompany	50.8	17.8	(57.2)	(11.4)	—	—
Net cash flow provided by (used for) financing activities	0.4	27.8	(63.7)	(0.1)	—	(35.6)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(0.2)	—	(0.2)
Net increase (decrease) in cash and cash equivalents	—	8.3	(1.7)	(2.4)	—	4.2
Cash and cash equivalents at beginning of period	—	10.2	3.7	34.4	—	48.3
Cash and cash equivalents at end of period	$—	$18.5	$2.0	$32.0	$—	$52.5

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)

	Three Months Ended March 31, 2017
(in millions)	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash flow provided by (used for) operating activities	$(0.4)	$(18.9)	$49.6	$1.9	$—	$32.2
Investing activities:
Capital expenditures	—	—	(15.8)	(0.8)	—	(16.6)
Acquisitions	—	—	(0.9)	—	—	(0.9)
Net proceeds from dispositions	—	—	0.1	—	—	0.1
Net cash flow used for investing activities	—	—	(16.6)	(0.8)	—	(17.4)
Financing activities:
Proceeds from long-term debt borrowings	—	8.3	—	—	—	8.3
Payments of deferred financing costs	—	(7.0)	—	—	—	(7.0)
Proceeds from stock option exercises	1.2	—	—	—	—	1.2
Taxes withheld for stock-based compensation	—	—	(6.0)	—	—	(6.0)
Dividends	(50.2)	—	—	—	—	(50.2)
Intercompany	49.4	22.4	(59.4)	(12.4)	—	—
Other	—	—	(0.2)	—	—	(0.2)
Net cash flow provided by (used for) financing activities	0.4	23.7	(65.6)	(12.4)	—	(53.9)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	0.2	—	0.2
Net increase (decrease) in cash and cash equivalents	—	4.8	(32.6)	(11.1)	—	(38.9)
Cash and cash equivalents at beginning of period	—	11.4	35.8	18.0	—	65.2
Cash and cash equivalents at end of period	$—	$16.2	$3.2	$6.9	$—	$26.3

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with our historical consolidated financial statements and the notes thereto appearing in our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the Securities and Exchange Commission (the “SEC”) on February 28, 2018, and the unaudited consolidated financial statements and the notes thereto included in this Quarterly Report on Form 10-Q. This MD&A contains forward-looking statements that involve numerous risks and uncertainties. The forward-looking statements are subject to a number of important factors, including, but not limited to, those factors discussed in the sections entitled “Risk Factors” in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on February 28, 2018, and the section entitled “Cautionary Statement Regarding Forward-Looking Statements” in this Quarterly Report on Form 10-Q, that could cause our actual results to differ materially from the results described herein or implied by such forward-looking statements. Except as otherwise indicated or unless the context otherwise requires, all references in this Quarterly Report on Form 10-Q to (i) “OUTFRONT Media,” “the Company,” “we,” “our,” “us” and “our company” mean OUTFRONT Media Inc., a Maryland corporation, and unless the context requires otherwise, its consolidated subsidiaries, and (ii) the “25 largest markets in the U.S.,” “approximately 140 markets in the U.S. and Canada” and “Nielsen Designated Market Areas” are based, in whole or in part, on Nielsen Media Research’s Designated Market Area rankings as of January 1, 2018.

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

Business

We are one of the largest providers of advertising space on out-of-home advertising structures and sites across the U.S. and Canada. Our inventory consists of billboard displays, which are primarily located on the most heavily traveled highways and roadways in top Nielsen Designated Market Areas (“DMAs”), and transit advertising displays operated under exclusive multi-year contracts with municipalities in large cities across the U.S. and Canada. We also have marketing and multimedia rights agreements with colleges, universities and other educational institutions, which entitle us to operate on-campus advertising displays, as well as manage marketing opportunities, media rights and experiential entertainment at sports events. In total, we have displays in all of the 25 largest markets in the U.S. and approximately 140 markets in the U.S. and Canada. Our top market, high profile location focused portfolio includes sites such as the Bay Bridge in San Francisco, various locations along Sunset Boulevard in Los Angeles, and sites in and around both Grand Central Station and Times Square in New York. The breadth and depth of our portfolio provides our customers with a range of options to address their marketing objectives, from national, brand-building campaigns to hyper-local campaigns that drive customers to the advertiser’s website or retail location “one mile down the road.”

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

U.S. Media. Our U.S. Media segment generated 22% of its revenues in the New York City metropolitan area in each of the three months ended March 31, 2018 and 2017, and generated 16% in the Los Angeles metropolitan area in the three months ended March 31, 2018 and 17% in the three months ended March 31, 2017. In the three months ended March 31, 2018, our U.S. Media segment generated $309.9 million of Revenues and $88.9 million of Operating income before Depreciation, Amortization, Net (gain) loss on dispositions, Stock-based compensation and Restructuring charges (“Adjusted OIBDA”). In the three months ended March 31, 2017, our U.S. Media segment generated $307.1 million of Revenues and $92.4 million of Adjusted OIBDA. (See the “Segment Results of Operations” section of this MD&A.)

Other (includes International and Sports Marketing). In the three months ended March 31, 2018, Other generated $28.0 million of Revenues and an Adjusted OIBDA loss of $0.8 million. In the three months ended March 31, 2017, Other generated $23.5 million of Revenues and an Adjusted OIBDA loss of $1.1 million.

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

Increasing the number of digital displays in our most heavily trafficked locations is an important element of our organic growth strategy, as digital displays have the potential to attract additional business from both new and existing customers. We believe digital displays are attractive to our customers because they allow for the development of richer and more visually engaging messages, provide our customers with the flexibility both to target audiences by time of day and to quickly launch new advertising campaigns, and eliminate or greatly reduce print production costs. In addition, digital displays enable us to run multiple advertisements on each display. Digital billboard displays generate approximately four times more revenue per display on average than traditional static billboard displays. Digital billboard displays also incur, on average, approximately two to four times more costs, including higher variable costs associated with the increase in revenue than traditional static billboard displays. As a result, digital billboard displays generate higher profits and cash flows than traditional static billboard displays. The majority of our digital billboard displays were converted from traditional static billboard displays.

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

We have built or converted 14 new digital billboard displays in the United States and 10 in Canada during the three months ended March 31, 2018. Additionally, in the three months ended March 31, 2018, we entered into marketing arrangements to sell advertising on 11 digital billboard displays in the U.S. In the three months ended March 31, 2018, we have built, converted or replaced 239 digital transit and other displays in the United States. The following table sets forth information regarding our digital displays.

	Digital Revenues (in millions) for the Three Months Ended March 31, 2018(a)			Number of Digital Displays as of March 31, 2018(a)
Location	Digital Billboard	Digital Transit and Other	Total Digital Revenues	Digital Billboard Displays	Digital Transit and Other Displays	Total Digital Displays	Percentage of Total Digital Displays
United States	$38.0	$10.4	$48.4	847	1,279	2,126	91%
Canada	3.9	—	3.9	168	48	216	9
Total	$41.9	$10.4	$52.3	1,015	1,327	2,342	100%

(a)
Digital revenue and digital display amounts (1) include revenues and displays reserved for transit agency use and (2) exclude: (i) all revenues and displays under our multimedia rights agreements with colleges, universities and other educational institutions; and (ii) 1,649 MetroCard vending machine digital screens. Our number of digital displays is impacted by acquisitions, dispositions, management agreements, the net effect of new and lost billboards, and the net effect of won and lost franchises in the period.

Our revenues and profits may fluctuate due to seasonal advertising patterns and influences on advertising markets. Typically, our revenues and profits are highest in the fourth quarter, during the holiday shopping season, and lowest in the first quarter, as advertisers cut back on spending following the holiday shopping season.

We have a diversified base of customers across various industries. During the three months ended March 31, 2018, our largest categories of advertisers were retail, healthcare/pharmaceuticals and television, each of which represented approximately 8% of our total U.S. Media segment revenues, respectively. During the three months ended March 31, 2017, our largest categories of advertisers were retail, healthcare/pharmaceuticals and television, each of which represented approximately 8% of our total U.S. Media segment revenues, respectively.

Our large-scale portfolio allows our customers to reach a national audience and also provides the flexibility to tailor campaigns to specific regions or markets. In the three months ended March 31, 2018, we generated approximately 42% of our U.S. Media segment revenues from national advertising campaigns compared to approximately 43% in the same prior-year period.

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

	Three Months Ended March 31,
(in millions, except percentages)	2018	2017	% Change
Revenues	$337.9	$330.6	2%
Organic revenues(a)(b)	334.0	331.2	1
Operating income	31.7	26.0	22
Adjusted OIBDA(b)	81.2	80.2	1
Adjusted OIBDA(b) margin	24%	24%
Funds from operations (“FFO”)(b)	45.3	43.9	3
Adjusted FFO (“AFFO”)(b)	38.1	38.5	(1)
Net income	9.1	2.5	*

•	Calculation is not meaningful.

(a)
Organic revenues exclude revenues associated with a significant acquisition, the impact of a new accounting standard (See Note 2. New Accounting Standards to the Consolidated Financial Statements) and the impact of foreign currency exchange rates (“non-organic revenues”). We provide organic revenues to understand the underlying growth rate of revenue excluding the impact of non-organic revenue items. Our management believes organic revenues are useful to users of our financial data because it enables them to better understand the level of growth of our business period to period. Since organic revenues are not calculated in accordance with GAAP, it should not be considered in isolation of, or as a substitute for, revenues as an indicator of operating performance. Organic revenues, as we calculate it, may not be comparable to similarly titled measures employed by other companies.

(b)
See the “Reconciliation of Non-GAAP Financial Measures” and “Revenues” sections of this MD&A for reconciliations of Operating income to Adjusted OIBDA, Net income to FFO and AFFO and Revenues to organic revenues.

Adjusted OIBDA

We calculate Adjusted OIBDA as operating income (loss) before depreciation, amortization, net (gain) loss on dispositions, stock-based compensation and restructuring charges. We calculate Adjusted OIBDA margin by dividing Adjusted OIBDA by total revenues. Adjusted OIBDA and Adjusted OIBDA margin are among the primary measures we use for managing our business, evaluating our operating performance and planning and forecasting future periods, as each is an important indicator of our operational strength and business performance. Our management believes users of our financial data are best served if the information that is made available to them allows them to align their analysis and evaluation of our operating results along the same lines that our management uses in managing, planning and executing our business strategy. Our management also believes that the presentations of Adjusted OIBDA and Adjusted OIBDA margin, as supplemental measures, are useful in evaluating our business because eliminating certain non-comparable items highlight operational trends in our business that may not otherwise be apparent when relying solely on GAAP financial measures. It is management’s opinion that these supplemental measures provide users of our financial data with an important perspective on our operating performance and also make it easier for users of our financial data to compare our results with other companies that have different financing and capital structures or tax rates.

FFO and AFFO

We calculate FFO in accordance with the definition established by the National Association of Real Estate Investment Trusts ("NAREIT"). FFO reflects net income (loss) adjusted to exclude gains and losses from the sale of real estate assets, depreciation and amortization of real estate assets, amortization of direct lease acquisition costs and the same adjustments for our equity-based investments, as well as the related income tax effect of adjustments, as applicable. We calculate AFFO as FFO adjusted to include cash paid for direct lease acquisition costs as such costs are generally amortized over a period ranging from four weeks to one year and therefore are incurred on a regular basis. AFFO also includes cash paid for maintenance capital expenditures since these are routine uses of cash that are necessary for our operations. In addition, AFFO excludes costs related to restructuring charges, as well as certain non-cash items, including non-real estate depreciation and amortization, stock-based compensation expense, accretion expense, the non-cash effect of straight-line rent and amortization of deferred financing costs, and the non-cash portion of income taxes, as well as the related income tax effect of adjustments, as applicable. We use FFO and AFFO measures for managing our business and for planning and forecasting future periods, and each is an important indicator of our operational strength and business performance, especially compared to other REITs. Our management believes users of our financial data are best served if the information that is made available to them allows them to align their analysis and evaluation of our operating results along the same lines that our management uses in managing, planning and executing our business strategy. Our management also believes that the presentations of FFO, AFFO, and related per weighted average share amounts, as supplemental measures, are useful in evaluating our business because adjusting results to reflect items that have more bearing on the operating performance of REITs highlight trends in our business that may not otherwise be apparent when relying solely on GAAP financial measures. It is management’s opinion that these supplemental measures provide users of our financial data with an important perspective on our operating performance and also make it easier to compare our results to other companies in our industry, as well as to REITs.

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

Reconciliation of Non-GAAP Financial Measures

The following table reconciles Operating income to Adjusted OIBDA, and Net income to FFO and AFFO.

	Three Months Ended
	March 31,
(in millions, except per share amounts)	2018	2017
Total revenues	$337.9	$330.6

Operating income	$31.7	$26.0
Restructuring charges	1.1	1.8
Net (gain) loss on dispositions	(0.2)	0.4
Depreciation	21.1	22.9
Amortization	22.5	23.7
Stock-based compensation	5.0	5.4
Adjusted OIBDA	$81.2	$80.2
Adjusted OIBDA margin	24%	24%

Net income	$9.1	$2.5
Depreciation of billboard advertising structures	17.0	20.0
Amortization of real estate-related intangible assets	10.6	12.2
Amortization of direct lease acquisition costs	8.7	8.7
Net (gain) loss on disposition of real estate assets	(0.2)	0.4
Adjustment related to equity-based investments	0.1	0.1
FFO	$45.3	$43.9

FFO per weighted average shares outstanding, diluted	$0.33	$0.32

FFO	$45.3	$43.9
Non-cash portion of income taxes	(6.9)	(4.3)
Cash paid for direct lease acquisition costs	(12.5)	(11.7)
Maintenance capital expenditures	(3.1)	(5.1)
Restructuring charges	1.1	1.8
Other depreciation	4.1	2.9
Other amortization	3.2	2.8
Stock-based compensation	5.0	5.4
Non-cash effect of straight-line rent	0.1	0.3
Accretion expense	0.6	0.6
Amortization of deferred financing costs	1.4	1.9
Income tax effect of adjustments(a)	(0.2)	—
AFFO	$38.1	$38.5

AFFO per weighted average shares outstanding, diluted	$0.27	$0.28

Net income per common share, diluted	$0.06	$0.02

Weighted average shares outstanding, diluted	139.1	138.9

(a)	Income tax effect related to Restructuring charges.

FFO in the three months ended March 31, 2018, of $45.3 million increased $1.4 million, or 3%, compared to the same prior-year period, primarily due to higher net income, partially offset by lower depreciation and amortization. AFFO in the three months ended March 31, 2018, of $38.1 million decreased $0.4 million, or 1%, compared to the same prior-year period.

Analysis of Results of Operations

Revenues

We derive Revenues primarily from providing advertising space to customers on our advertising structures and sites. Our contracts with customers generally cover periods ranging from four weeks to one year. Revenues from billboard displays are recognized as rental income on a straight-line basis over the contract term. Transit and other revenues are recognized over the contract period. (See Note 9. Revenues to the Consolidated Financial Statements.)

				(in constant dollars)(b)
(in millions, except	Three Months Ended March 31,		%	Three Months Ended March 31,	%
percentages)	2018	2017	Change	2017	Change
Revenues:
Billboard	$239.3	$236.0	1%	$236.6	1%
Transit and other	98.6	94.6	4	94.6	4
Total revenues	337.9	330.6	2	$331.2	2
Foreign currency exchange impact	—	0.6
Constant dollar revenues(b)	$337.9	$331.2

Organic revenues(a):
Billboard	$237.2	$236.6	—	$236.6	—
Transit and other	96.8	94.6	2	94.6	2
Total organic revenues(a)	334.0	331.2	1	331.2	1
Non-organic revenues:
Billboard	2.1	(0.6)	*	—	*
Transit and other	1.8	—	*	—	*
Total non-organic revenues	3.9	(0.6)	*	—	*
Total revenues	$337.9	$330.6	2	$331.2	2

•	Calculation is not meaningful.

(a)
Organic revenues exclude revenues associated with a significant acquisition, the impact of a new accounting standard (See Note 2. New Accounting Standards to the Consolidated Financial Statements) and the impact of foreign currency exchange rates (“non-organic revenues”).

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

Total revenues increased by $7.3 million, or 2%, and organic revenues increased $2.8 million, or 1%, in the three months ended March 31, 2018, compared to the same prior-year period. In constant dollars, revenues increased by $6.7 million, or 2%, and organic revenues increased $2.8 million, or 1%, for the three months ended March 31, 2018, compared to the same prior-year period.

Non-organic revenues primarily reflect an acquisition and the impact of a new accounting standard (see Note 2. New Accounting Standards to the Consolidated Financial Statements).

Total billboard revenues increased $3.3 million, or 1%, in the three months ended March 31, 2018, compared to the same prior-year period, principally driven by the conversion of traditional static billboard displays to digital billboard displays, an increase in average revenue per display (yield) and the impact of the Transaction, partially offset by lower proceeds from condemnations. The increase in average revenue per display (yield) is primarily driven by yield from digital displays. In constant dollars, billboard revenues increased $2.7 million, or 1%, in the three months ended March 31, 2018, compared to the same prior-year period.

Organic billboard revenues in the three months ended March 31, 2018, increased slightly compared to the same prior-year period, due to the conversion of traditional static billboard displays to digital billboard displays and an increase in average revenue per display (yield), as discussed above, partially offset by lower proceeds from condemnations.

Total transit and other revenues increased $4.0 million, or 4%, in the three months ended March 31, 2018, compared to the same prior-year period, driven by the impact of a new accounting standard on our Sports Marketing operating segment and growth in digital displays.

The increase in organic transit and other revenues in the three months ended March 31, 2018, compared to the same prior-year period, is due to growth in digital displays.

Expenses

	Three Months Ended
	March 31,		%
(in millions, except percentages)	2018	2017	Change
Expenses:
Operating	$197.1	$191.9	3%
Selling, general and administrative	64.6	63.9	1
Restructuring charges	1.1	1.8	(39)
Net (gain) loss on dispositions	(0.2)	0.4	*
Depreciation	21.1	22.9	(8)
Amortization	22.5	23.7	(5)
Total expenses	$306.2	$304.6	1

*	Calculation is not meaningful.

Operating Expenses

	Three Months Ended
	March 31,		%
(in millions, except percentages)	2018	2017	Change
Operating expenses:
Billboard property lease	$93.5	$87.5	7%
Transit franchise	47.3	49.8	(5)
Posting, maintenance and other	56.3	54.6	3
Total operating expenses	$197.1	$191.9	3

Billboard property lease expenses represented 39% of billboard revenues in the three months ended March 31, 2018 and 37% in the same prior-year period. The increase in billboard property lease costs in the three months ended March 31, 2018, was primarily due to an increase in U.S. Media segment billboard property lease costs, including the new MTA billboard agreement, and Canada billboard property lease costs, primarily as a result of the impact of the Transaction.

Transit franchise expenses represented 60% of transit revenues in the three months ended March 31, 2018 and 64% in the same prior-year period. The decrease in transit franchise expenses in the three months ended March 31, 2018, compared to the same prior-year period, was primarily due to the terms of the new MTA transit franchise agreement, partially offset by an increase in transit revenues.

Billboard property lease and transit franchise expenses increased by $3.5 million in the three months ended March 31, 2018, compared to the same prior-year period.

Posting, maintenance and other expenses increased $1.7 million, or 3%, in the three months ended March 31, 2018, compared to the same prior-year period, primarily due to the impact of a new accounting standard on our Sports Marketing operating segment (see Note 2. New Accounting Standards to the Consolidated Financial Statements).

Selling, General and Administrative Expenses (“SG&A”)

SG&A expenses represented 19% of Revenues in each of the three months ended March 31, 2018 and 2017. SG&A expenses increased $0.7 million in the three months ended March 31, 2018, compared to the same prior-year period, primarily due to higher strategic business development costs, partially offset by lower bad debt expense.

Net Gain (Loss) on Dispositions

Net gain on dispositions was $0.2 million for the three months ended March 31, 2018, compared to a Net loss on dispositions of $0.4 million for the same prior-year period.

Depreciation

Depreciation decreased $1.8 million, or 8%, in the three months ended March 31, 2018, compared to the same prior-year period, primarily due to the increase in fully-depreciated advertising billboards, partially offset by higher depreciation associated with the increased number of digital billboards.

Amortization

Amortization decreased $1.2 million, or 5%, in the three months ended March 31, 2018, compared to the same prior-year period, principally driven by lower amortization of intangible assets. Amortization of direct lease acquisition costs was $8.7 million in each of the three months ended March 31, 2018 and 2017. Capitalized direct lease acquisition costs were $8.7 million in each of the three months ended March 31, 2018 and 2017.

Interest Expense, Net

Interest expense, net, was $30.0 million (including $1.4 million of deferred financing costs) in the three months ended March 31, 2018, and $28.1 million (including $1.9 million of deferred financing costs) in the same prior-year period. (See the “Liquidity and Capital Resources” section of this MD&A.) The increase in Interest expense, net, was primarily due to a higher outstanding average debt balance and letter of credit facility fees associated with the new MTA transit franchise agreement in 2018.

Benefit for Income Taxes

The benefit for income taxes was $6.7 million in the three months ended March 31, 2018, compared to $3.7 million in the same prior-year period.

Net Income

Net income was $9.1 million in the three months ended March 31, 2018, an increase of $6.6 million compared to the same prior-year period.

Segment Results of Operations

We present Adjusted OIBDA as the primary measure of profit and loss for our reportable segments. (See the “Key Performance Indicators” section of this MD&A and Note 17. Segment Information to the Consolidated Financial Statements.)

We manage our operations through three operating segments—(1) U.S. Billboard and Transit, which is included in our U.S. Media reportable segment, (2) International and (3) Sports Marketing. International and Sports Marketing do not meet the criteria to be a reportable segment and accordingly, are both included in Other. Our segment reporting therefore includes U.S. Media and Other.

The following table presents our Revenues, Adjusted OIBDA and Operating income (loss) by segment in the three months ended March 31, 2018 and 2017.

	Three Months Ended
	March 31,
(in millions)	2018	2017
Revenues:
U.S. Media	$309.9	$307.1
Other	28.0	23.5
Total revenues	337.9	330.6
Foreign currency exchange impact	—	0.6
Constant dollar revenues(a)	$337.9	$331.2

Operating income	$31.7	$26.0
Restructuring charges	1.1	1.8
Net (gain) loss on dispositions	(0.2)	0.4
Depreciation	21.1	22.9
Amortization	22.5	23.7
Stock-based compensation	5.0	5.4
Total Adjusted OIBDA	$81.2	$80.2

Adjusted OIBDA:
U.S. Media	$88.9	$92.4
Other	(0.8)	(1.1)
Corporate	(6.9)	(11.1)
Total Adjusted OIBDA	$81.2	$80.2

Operating income (loss):
U.S. Media	$50.6	$47.5
Other	(7.0)	(5.0)
Corporate	(11.9)	(16.5)
Total operating income	$31.7	$26.0

(a)	Revenues on a constant dollar basis are calculated as reported revenues excluding the impact of foreign currency exchange rates between periods.

U.S. Media

	Three Months Ended
	March 31,		%
(in millions, except percentages)	2018	2017	Change
Revenues:
Billboard	$226.3	$225.1	1%
Transit and other	83.6	82.0	2
Total revenues	309.9	307.1	1
Operating expenses	(175.5)	(173.1)	1
SG&A expenses	(45.5)	(41.6)	9
Adjusted OIBDA	$88.9	$92.4	(4)
Adjusted OIBDA margin	29%	30%

Operating income	$50.6	$47.5	7
Restructuring charges	0.5	1.8	(72)
Net (gain) loss on dispositions	(0.2)	0.4	*
Depreciation and amortization	38.0	42.7	(11)
Adjusted OIBDA	$88.9	$92.4	(4)

*	Calculation is not meaningful.

Total U.S. Media segment revenues increased $2.8 million, or 1%, in the three months ended March 31, 2018, compared to the same prior-year period.

Total U.S. Media segment revenue grew in the three months ended March 31, 2018, reflecting the conversion of traditional static billboard and transit displays to digital displays, an increase in average revenue per display (yield) in billboard and transit, partially offset by lower proceeds from condemnations. In the three months ended March 31, 2018, we generated approximately 42% of our U.S. Media segment revenues from national advertising campaigns compared to approximately 43% in the same prior-year period. We have seen a softening of advertising revenues from national accounts across a variety of industry categories, primarily computers/internet, movies and food/non-alcoholic beverages.

Revenues from U.S. Media segment billboards increased $1.2 million, or 1%, in the three months ended March 31, 2018, compared to the same prior-year period, reflecting the conversion of traditional static billboard displays to digital billboard displays and an increase in average revenue per display (yield), partially offset by lower proceeds from condemnations. The increase in average revenue per display (yield) is driven by yield from digital displays.

Transit and other revenues in the U.S. Media segment increased $1.6 million, or 2%, in the three months ended March 31, 2018, compared to the same prior-year period, reflecting growth in digital displays.

U.S. Media segment operating expenses increased $2.4 million, or 1%, in the three months ended March 31, 2018, compared to the same prior-year period, primarily due to increased billboard property lease costs, including the new MTA billboard agreement, which resulted in increased billboard property lease costs. Transit franchise expenses decreased due to the new MTA transit franchise agreement, which resulted in lower transit franchise expenses, partially offset by an increase in transit revenues. U.S. Media segment SG&A expenses increased $3.9 million, or 9%, in the three months ended March 31, 2018, compared to the same prior-year period, primarily due to higher strategic business development costs, partially offset by lower bad debt expense.

U.S. Media segment Adjusted OIBDA decreased $3.5 million, or 4%, in the three months ended March 31, 2018, compared to the same prior-year period. Adjusted OIBDA margin was 29% in the three months ended March 31, 2018, and 30% in the same prior-year period.

Other

				(in constant dollars)(a)
	Three Months Ended March 31,		%	Three Months Ended March 31,	%
(in millions, except percentages)	2018	2017	Change	2017	Change
Revenues:
Billboard	$13.0	$10.9	19%	$11.5	13%
Transit and other	15.0	12.6	19	12.6	19
Total revenues	$28.0	$23.5	19	$24.1	16

Organic revenues(b):
Billboard	$10.9	$11.5	(5)	$11.5	(5)
Transit and other	13.2	12.6	5	12.6	5
Total organic revenues(b)	24.1	24.1	—	24.1	—
Non-organic revenues:
Billboard	2.1	(0.6)	*	—	*
Transit and other	1.8	—	*	—	*
Total non-organic revenues	3.9	(0.6)	*	—	*
Total revenues	28.0	23.5	19	24.1	16
Operating expenses	(21.6)	(18.8)	15	(19.3)	12
SG&A expenses	(7.2)	(5.8)	24	(6.0)	20
Adjusted OIBDA	$(0.8)	$(1.1)	(27)	$(1.2)	(33)
Adjusted OIBDA margin	(3)%	(5)%

Operating loss	$(7.0)	$(5.0)	40
Restructuring charges	0.6	—	*
Depreciation and amortization	5.6	3.9	44
Adjusted OIBDA	$(0.8)	$(1.1)	(27)

*	Calculation is not meaningful.

(a)	Revenues on a constant dollar basis are calculated as reported revenues excluding the impact of foreign currency exchange rates between periods.

(b)
Organic revenues exclude revenues associated with a significant acquisition, the impact of a new accounting standard (See Note 2. New Accounting Standards to the Consolidated Financial Statements) and the impact of foreign currency exchange rates (“non-organic revenues”).

On June 13, 2017, certain subsidiaries of OUTFRONT Media Inc. acquired the equity interests of certain subsidiaries of All Vision LLC (“All Vision”), which hold substantially all of All Vision’s existing outdoor advertising assets in Canada, and effectuated an amalgamation of All Vision’s Canadian business with our Canadian business (the “Transaction”).

Total Other revenues increased $4.5 million, or 19%, in the three months ended March 31, 2018, compared to the same prior-year period, reflecting the impact of a new accounting standard on our Sports Marketing operating segment and the impact of the Transaction. In constant dollars, total Other revenues increased 16% in the three months ended March 31, 2018, compared to the same prior-year period, primarily due to the impact of a new accounting standard on our Sports Marketing operating segment and the impact of the Transaction.

Other operating expenses increased $2.8 million, or 15%, in the three months ended March 31, 2018, compared to the same prior-year period, driven by the impact of the Transaction, the impact of a new accounting standard on our Sports Marketing operating segment (see Note 2. New Accounting Standards to the Consolidated Financial Statements) and foreign currency exchange rates. Other SG&A expenses increased $1.4 million, or 24%, in the three months ended March 31, 2018, compared to the prior-year period, primarily driven by higher expenses related to our Sports Marketing operating segment, the impact of the Transaction and foreign currency exchange rates.

Other Adjusted OIBDA loss of $0.8 million decreased $0.3 million, or 27%, in the three months ended March 31, 2018, compared to the same prior-year period, primarily driven by our Sports Marketing operating segment.

Corporate

Corporate expenses primarily include expenses associated with employees who provide centralized services. Corporate expenses, excluding stock-based compensation, were $6.9 million in the three months ended March 31, 2018, compared to $11.1 million in the same prior-year period, primarily due to lower compensation-related expenses in 2018 and one-time expenses in 2017, including higher professional fees and costs incurred in connection with an amendment of the Credit Agreement (as defined in the “Liquidity and Capital Resources” section of this MD&A).

Liquidity and Capital Resources

	As of
(in millions, except percentages)	March 31, 2018	December 31, 2017	% Change
Assets:
Cash and cash equivalents	$52.5	$48.3	9%
Receivables, less allowance ($10.3 in 2018 and $11.5 in 2017)	188.8	231.1	(18)
Prepaid lease and transit franchise costs	73.9	68.6	8
Prepaid MTA equipment deployment costs	11.9	4.7	153
Other prepaid expenses	16.5	13.5	22
Other current assets	10.8	9.8	10
Total current assets	354.4	376.0	(6)
Liabilities:
Accounts payable	51.2	56.1	(9)
Accrued compensation	17.0	34.6	(51)
Accrued interest	24.0	16.1	49
Accrued lease costs	26.5	30.5	(13)
Other accrued expenses	40.4	42.3	(4)
Deferred revenues	34.9	21.3	64
Short-term debt	92.0	80.0	15
Other current liabilities	18.7	18.7	—
Total current liabilities	304.7	299.6	2
Working capital	$49.7	$76.4	(35)

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

Our decline in working capital during the three months ended March 31, 2018, is due to a decline in outstanding accounts receivables as a result of seasonal advertising patterns, an increase in accrued interest due to both timing of payments, and an increase in short-term debt borrowings, partially offset by annual compensation-related payments and prepaid MTA equipment deployment costs.

Under the MTA agreement, we are obligated to deploy over 50,000 digital displays for advertising and MTA communications across the transit system over a number of years and the MTA is entitled to receive the greater of a percentage of revenues or a guaranteed minimum annual payment. Due to the change in the MTA’s revenue share percentage under the agreement, we expect our transit franchise operating expenses to decline in year one of the agreement as compared to prior historical periods, and gradually increase in subsequent years if our revenues increase over an annual base revenue amount. Incremental revenues that exceed an annual base revenue amount will be retained by us for the cost of deploying advertising and communications screens throughout the transit system. Our currently estimated equipment deployment cost is approximately $800 million for the full 15-year term and approximately $600 million for the first eight years of the term, and these equipment deployment costs will be recorded as Prepaid MTA equipment deployment costs and Intangible assets on our Consolidated Statement of Financial Position. If incremental revenues generated over the term of the agreement are not sufficient to cover all or a portion of the equipment deployment costs, the costs will not be recovered, which could have an adverse effect on our business, financial condition and results of operation. We expect to utilize third party financing to fund equipment deployment costs, and have increased our letters of credit for the benefit of the MTA from approximately $30.0 million to $136.0 million, which is subject to change as equipment installations are completed and revenues are generated. For the full year of 2018, we expect our equipment deployment costs to be approximately $100.0 million. We incurred $8.6 million related to MTA equipment deployment costs in the three months ended March 31, 2018, for a total of $14.2 million to date.

As of March 31, 2018, we had total indebtedness of $2.2 billion.

On April 25, 2018, we announced that our board of directors approved a quarterly cash dividend of $0.36 per share on our common stock, payable on June 29, 2018, to stockholders of record at the close of business on June 8, 2018.

Debt

Debt, net, consists of the following:

	As of
(in millions, except percentages)	March 31, 2018	December 31, 2017
Short-term debt:
AR Facility	$92.0	$80.0
Total short-term debt	92.0	80.0

Long-term debt:
Revolving credit facility	10.0	—
Term loan, due 2024	667.9	667.8

Senior unsecured notes:
5.250% senior unsecured notes, due 2022	549.6	549.6
5.625% senior unsecured notes, due 2024	502.5	502.6
5.875% senior unsecured notes, due 2025	450.0	450.0
Total senior unsecured notes	1,502.1	1,502.2

Debt issuance costs	(23.6)	(24.7)
Total long-term debt, net	2,156.4	2,145.3

Total debt, net	$2,248.4	$2,225.3

Weighted average cost of debt	4.9%	4.8%

	Payments Due by Period
(in millions)	Total	2018	2019-2020	2021-2022	2023 and thereafter
Long-term debt	$2,180.0	$—	$—	$560.0	$1,620.0
Interest	662.7	111.6	219.8	198.2	133.1
Total	$2,842.7	$111.6	$219.8	$758.2	$1,753.1

Term Loan

The interest rate on the term loan due in 2024 (the “Term Loan”) was 3.9% per annum as of March 31, 2018. As of March 31, 2018, a discount of $2.1 million on the Term Loan remains unamortized. The discount is being amortized through Interest expense, net, on the Consolidated Statement of Operations.

Revolving Credit Facility

We also have a $430.0 million revolving credit facility, which matures in 2022 (the “Revolving Credit Facility,” together with the Term Loan, the “Senior Credit Facilities”).

As of March 31, 2018, there were $10.0 million of outstanding borrowings under the Revolving Credit Facility. As of May 2, 2018, there were $24.0 million of outstanding borrowings under the Revolving Credit Facility.

The commitment fee based on the amount of unused commitments under the Revolving Credit Facility was $0.3 million in the three months ended March 31, 2018, and $0.2 million in the three months ended March 31, 2017. As of March 31, 2018, we had issued letters of credit totaling approximately $88.5 million against the letter of credit facility sublimit under the Revolving Credit Facility.

Standalone Letter of Credit Facilities

As of March 31, 2018, we had issued letters of credit totaling approximately $119.6 million under our aggregate $150.0 million standalone letter of credit facilities. The total fees under the letter of credit facilities were immaterial in each of the three months ended March 31, 2018 and 2017.

Accounts Receivable Securitization Facility

As of March 31, 2018, there were $92.0 million of outstanding borrowings under our three-year $100.0 million revolving accounts receivable securitization facility (the “AR Facility”) at a borrowing rate of approximately 2.7%. As of March 31, 2018, we had no borrowing capacity remaining under the AR Facility, based on approximately $173.9 million of eligible accounts receivables used as collateral for the AR Facility, in accordance with the agreement governing the AR Facility. The commitment fee based on the amount of unused commitments under the AR Facility was immaterial for the three months ended March 31, 2018. As of May 2, 2018, there were $86.5 million of outstanding borrowings under the AR Facility at a borrowing rate of approximately 2.9%.

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

Senior Unsecured Notes

As of March 31, 2018, a discount of $0.4 million on $150.0 million aggregate principal amount of the 5.250% Senior Unsecured Notes due 2022, remains unamortized. The discount is being amortized through Interest expense, net, on the Consolidated Statement of Operations.

As of March 31, 2018, a premium of $2.5 million on $100.0 million aggregate principal amount of the 5.625% Senior Unsecured Notes due 2024, remains unamortized. The premium is being amortized through Interest expense, net, on the Consolidated Statement of Operations.

Debt Covenants

Our credit agreement, dated as of January 31, 2014 (as amended, supplemented or otherwise modified, the “Credit Agreement”), governing the Senior Credit Facilities, the agreements governing the AR Facility, and the indentures governing our senior unsecured notes contain customary affirmative and negative covenants, subject to certain exceptions, including but not limited to those that limit the Company’s and our subsidiaries’ abilities to (i) pay dividends on, repurchase or make distributions in respect to the Company’s or its wholly-owned subsidiary, Outfront Media Capital LLC’s (“Finance LLC’s”) capital stock or make other restricted payments other than dividends or distributions necessary for us to maintain our REIT status, subject to certain conditions, and (ii) enter into agreements restricting certain subsidiaries’ ability to pay dividends or make other intercompany third party transfers.

The terms of the Credit Agreement (and under certain circumstances, the agreements governing the AR Facility) require that we maintain a Consolidated Net Secured Leverage Ratio, which is the ratio of (i) our consolidated secured debt (less up to $150.0 million of unrestricted cash) to (ii) our Consolidated EBITDA (as defined in the Credit Agreement) for the trailing four consecutive quarters, of no greater than 4.0 to 1.0. As of March 31, 2018, our Consolidated Net Secured Leverage Ratio was 1.4 to 1.0, as adjusted to give pro forma effect to an acquisition, in accordance with the Credit Agreement. The Credit Agreement also requires that, in connection with the incurrence of certain indebtedness, we satisfy a Consolidated Total Leverage Ratio, which is the ratio of our consolidated total debt to our Consolidated EBITDA for the trailing four consecutive quarters, of no greater than 6.0 to 1.0. As of March 31, 2018, our Consolidated Total Leverage Ratio was 4.8 to 1.0, as adjusted to give pro forma effect to an acquisition, in accordance with the Credit Agreement. As of March 31, 2018, we are in compliance with our debt covenants.

Deferred Financing Costs

As of March 31, 2018, we had deferred $28.1 million in fees and expenses associated with the Term Loan, Revolving Credit Facility, AR Facility and our senior unsecured notes. We are amortizing the deferred fees through Interest expense, net, on the Consolidated Statement of Operations over the respective terms of the Term Loan, Revolving Credit Facility, AR Facility and our senior unsecured notes.

At-the-Market Equity Offering Program

On November 21, 2017, we entered into a sales agreement in connection with an “at-the-market” equity offering program (the “ATM Program”), under which we may, from time to time, issue and sell shares of our common stock up to an aggregate offering price of $300.0 million. We have no obligation to sell any of our common stock under the sales agreement and may at any time suspend solicitations and offers under the sales agreement. As of May 2, 2018, no shares of our common stock have been sold under the ATM Program and accordingly, as of May 2, 2018, $300.0 million remained available to be sold under the sales agreement.

Cash Flows

The following table presents our cash flows in the three months ended March 31, 2018 and 2017.

	Three Months Ended
	March 31,		%
(in millions, except percentages)	2018	2017	Change
Cash provided by operating activities	$62.1	$32.2	93%
Cash used for investing activities	(22.1)	(17.4)	27
Cash used for financing activities	(35.6)	(53.9)	(34)
Effect of exchange rate changes on cash and cash equivalents	(0.2)	0.2	*
Net increase (decrease) to cash and cash equivalents	$4.2	$(38.9)	*

*	Calculation is not meaningful.

Cash provided by operating activities increased $29.9 million in the three months ended March 31, 2018, compared to the same prior-year period, principally as a result of the timing of payments of percentage rents due under the MTA transit franchise agreement, and higher net income, as adjusted for non-cash items. In the three months ended March 31, 2018, we paid $8.6 million related to MTA equipment deployment costs.

Cash used for investing activities increased $4.7 million in the three months ended March 31, 2018, compared to the same prior-year period. In the three months ended March 31, 2018, we incurred $16.8 million in capital expenditures and completed several acquisitions for total cash payments of approximately $4.1 million. In the three months ended March 31, 2017, we incurred $16.6 million in capital expenditures and completed several acquisitions for total cash payments of approximately $0.9 million.

The following table presents our capital expenditures in the three months ended March 31, 2018 and 2017.

	Three Months Ended
	March 31,		%
(in millions, except percentages)	2018	2017	Change
Growth	$13.7	$11.5	19%
Maintenance	3.1	5.1	(39)
Total capital expenditures	$16.8	$16.6	1

Capital expenditures increased $0.2 million, or 1%, in the three months ended March 31, 2018, compared to the same prior-year period, as we continue to spend on digital billboard and/or transit displays, partially offset by lower spending on installation of LED lighting technology and on renovations of certain office facilities.

For the full year of 2018, we expect our capital expenditures to be approximately $75.0 million, which will be used primarily for maintenance, growth in digital displays, installation of the most current LED lighting technology to improve the quality and extend the life of our static billboards, and to renovate certain office facilities. This estimate does not include equipment deployment costs that will be incurred in connection with the MTA agreement, which will be recorded as Prepaid MTA equipment deployment costs and Intangible assets on our Consolidated Statement of Financial Position, as applicable. For the full year of 2018, we expect our equipment deployment costs to be approximately $100.0 million. We incurred $8.6 million related to MTA equipment deployment costs in the three months ended March 31, 2018, for a total of $14.2 million to date.

Cash used for financing activities decreased $18.3 million in the three months ended March 31, 2018, compared to the same prior-year period. In the three months ended March 31, 2018, we drew $10.0 million on the Revolving Credit Facility, drew net borrowings of $12.0 million on the AR Facility and paid cash dividends of $51.1 million. In the three months ended March 31, 2017, we received net proceeds from an incremental borrowing on our Term Loan of $8.3 million, incurred additional deferred financing costs of $7.0 million and paid cash dividends of $50.2 million.

Cash paid for income taxes was $0.2 million for the three months ended March 31, 2018, compared to $0.6 million for the three months ended March 31, 2017.

Off-Balance Sheet Arrangements

Our off-balance sheet commitments primarily consist of operating lease arrangements and guaranteed minimum annual payments. (See Note 16. Commitments and Contingencies to the Consolidated Financial Statements for information about our off-balance sheet commitments.)

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

Goodwill

We test goodwill for impairment on an annual basis on October 31 of each year and between annual tests should factors or indicators become apparent that would require an interim test. As of March 31, 2018, there were no indicators present. Goodwill is tested for impairment at the reporting-unit level. We elected to perform the two-step quantitative impairment test in 2017 and 2016.

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

Accounting Standards

See Note 2. New Accounting Standards to the Consolidated Financial Statements for information about the adoption of new accounting standards and recent accounting pronouncements.

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

While forward-looking statements reflect our good-faith beliefs, they are not guarantees of future performance. All forward-looking statements in this Quarterly Report on Form 10-Q apply as of the date of this report or as of the date they were made and, except as required by applicable law, we disclaim any obligation to publicly update or revise any forward-looking statement to reflect changes in underlying assumptions or factors of new information, data or methods, future events or other changes. For a further discussion of these and other factors that could impact our future results, performance or transactions, see the section entitled “Risk Factors” in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on February 28, 2018. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider any such list to be a complete set of all potential risks or uncertainties.

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

We do not currently use derivatives or other financial instruments to mitigate our exposure to commodity price risk. However, we do enter into contracts with commodity providers to limit our exposure to commodity price fluctuations. For the year ended December 31, 2017, such contracts accounted for 13.5% of our total utility costs. As of May 2, 2018, we have active electricity purchase agreements with fixed contract rates for locations throughout Connecticut, Illinois, New Jersey, New York, Pennsylvania, Ohio and Texas, which expire at various dates until May 2021.

Foreign Exchange Risk

Foreign currency translation risk is the risk that exchange rate gains or losses arise from translating our Canadian business’s statements of earnings and statements of financial position from functional currency to our reporting currency (the U.S. Dollar) for consolidation purposes. Any gain or loss on translation is included within comprehensive income and Accumulated other comprehensive income on our Consolidated Statement of Financial Position. The functional currency of our international subsidiaries is their respective local currency. As of March 31, 2018, we have $3.5 million of unrecognized foreign currency translation losses included within Accumulated other comprehensive loss on our Consolidated Statement of Financial Position.

Substantially all of our transactions at our Canadian subsidiary are denominated in their local functional currency, thereby reducing our risk of foreign currency transaction gains or losses.

We do not currently use derivatives or other financial instruments to mitigate foreign currency risk, although we may do so in the future.

Interest Rate Risk

We are subject to interest rate risk to the extent we have variable-rate debt outstanding including under the Senior Credit Facilities and the AR Facility.

As of March 31, 2018, we had a $670.0 million variable-rate Term Loan due 2024 outstanding, which has an interest rate of 3.9% per year. An increase or decrease of 1/4% in our interest rate on the Term Loan will change our annualized interest expense by approximately $1.7 million.

As of March 31, 2018, we had $92.0 million of outstanding borrowings under our variable rate AR Facility, at a borrowing rate of approximately 2.7%. An increase or decrease of 1/4% in our interest rate on the AR Facility will change our annualized interest expense by approximately $0.2 million. As of May 2, 2018, there were $86.5 million of outstanding borrowings under the AR Facility at a borrowing rate of approximately 2.9%.

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

Item 1A. Risk Factors.

We have disclosed the risk factors affecting our business, results of operations and financial condition in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on February 28, 2018. There have been no material changes from the risk factors previously disclosed.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

None.

Purchases of Equity Securities by the Issuer

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Remaining Authorizations
January 1, 2018 through January 31, 2018	6,701	$22.14	—	—
February 1, 2018 through February 28, 2018	—	—	—	—
March 1, 2018 through March 31, 2018	—	—	—	—
Total	6,701	22.14	—	—

(a)	Reflects shares deemed to be surrendered to the Company in connection with tax withholding payments upon exercise of employee stock options at the related exercise prices.

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

Date: May 3, 2018