Form 10-Q
period 2018-06-30
OUTFRONT Media Inc.
filed 2018-08-09
CIK 1579877

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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

As of August 8, 2018, the number of shares outstanding of the registrant’s common stock was 139,269,843.

OUTFRONT MEDIA INC.
QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2018

PART 1

Item 1.    Financial Statements.

OUTFRONT Media Inc.
Consolidated Statements of Financial Position
(Unaudited)

	As of
(in millions)	June 30, 2018	December 31, 2017
Assets:
Current assets:
Cash and cash equivalents	$41.7	$48.3
Receivables, less allowance ($9.5 in 2018 and $11.5 in 2017)	239.9	231.1
Prepaid lease and transit franchise costs	68.0	68.6
Prepaid MTA equipment deployment costs (Note 16)	11.9	4.7
Other prepaid expenses	17.8	13.5
Other current assets	8.2	9.8
Total current assets	387.5	376.0
Property and equipment, net (Note 3)	663.3	662.1
Goodwill (Note 4)	2,081.6	2,128.0
Intangible assets (Note 4)	557.2	580.9
Prepaid MTA equipment deployment costs (Note 16)	24.6	—
Other assets	60.9	61.2
Total assets	$3,775.1	$3,808.2

Liabilities:
Current liabilities:
Accounts payable	$55.0	$56.1
Accrued compensation	27.2	34.6
Accrued interest	16.0	16.1
Accrued lease costs	26.6	30.5
Other accrued expenses	31.5	42.3
Deferred revenues	28.8	21.3
Short-term debt (Note 7)	100.0	80.0
Other current liabilities	18.3	18.7
Total current liabilities	303.4	299.6
Long-term debt, net (Note 7)	2,216.5	2,145.3
Deferred income tax liabilities, net	19.2	19.6
Asset retirement obligation (Note 5)	34.7	34.7
Other liabilities	80.8	82.4
Total liabilities	2,654.6	2,581.6

Commitments and contingencies (Note 16)

Stockholders’ equity (Note 8):
Common stock (2018 - 450.0 shares authorized, and 139.3 shares issued
and outstanding; 2017 - 450.0 shares authorized, and 138.6 issued and outstanding)	1.4	1.4
Additional paid-in capital	1,965.5	1,963.0
Distribution in excess of earnings	(873.5)	(775.6)
Accumulated other comprehensive loss	(18.6)	(7.7)
Total stockholders’ equity	1,074.8	1,181.1
Non-controlling interests	45.7	45.5
Total equity	1,120.5	1,226.6
Total liabilities and equity	$3,775.1	$3,808.2
See accompanying notes to unaudited consolidated financial statements.

OUTFRONT Media Inc.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions, except per share amounts)	2018	2017	2018	2017
Revenues:
Billboard	$280.4	$274.2	$519.7	$510.2
Transit and other	121.3	122.0	219.9	216.6
Total revenues	401.7	396.2	739.6	726.8
Expenses:
Operating	212.0	213.3	409.1	405.2
Selling, general and administrative	70.1	66.4	134.7	130.3
Restructuring charges	0.2	2.9	1.3	4.7
Net (gain) loss on dispositions	(2.7)	0.1	(2.9)	0.5
Impairment charge	42.9	—	42.9	—
Depreciation	21.3	23.1	42.4	46.0
Amortization	25.0	25.4	47.5	49.1
Total expenses	368.8	331.2	675.0	635.8
Operating income	32.9	65.0	64.6	91.0
Interest expense, net	(31.0)	(28.6)	(61.0)	(56.7)
Other income (expense), net	(0.2)	0.1	(0.3)	0.1
Income before benefit (provision) for income taxes and equity in earnings of investee companies	1.7	36.5	3.3	34.4
Benefit (provision) for income taxes	(8.1)	(0.9)	(1.4)	2.8
Equity in earnings of investee companies, net of tax	1.2	1.5	2.0	2.4
Net income (loss)	$(5.2)	$37.1	$3.9	$39.6

Net income (loss) per common share:
Basic	$(0.04)	$0.27	$0.02	$0.29
Diluted	$(0.04)	$0.27	$0.02	$0.28

Weighted average shares outstanding:
Basic	139.2	138.6	139.0	138.4
Diluted	139.2	139.3	139.3	139.1

Dividends declared per common share	$0.36	$0.36	$0.72	$0.72
See accompanying notes to unaudited consolidated financial statements.

OUTFRONT Media Inc.
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2018	2017	2018	2017
Net income (loss)	$(5.2)	$37.1	$3.9	$39.6
Other comprehensive income (loss), net of tax:
Cumulative translation adjustments	(6.1)	4.4	(11.5)	5.5
Net actuarial gain (loss)	0.3	(0.1)	0.6	(0.1)
Total other comprehensive income (loss), net of tax	(5.8)	4.3	(10.9)	5.4
Total comprehensive income (loss)	$(11.0)	$41.4	$(7.0)	$45.0
See accompanying notes to unaudited consolidated financial statements.

OUTFRONT Media Inc.
Consolidated Statements of Equity
(Unaudited)

(in millions, except per share amounts)	Shares of Common Stock	Common Stock ($0.01 per share par value)	Additional Paid-In Capital	Distribution in Excess of Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Non-Controlling Interests	Total Equity
Balance as of December 31, 2016	138.0	$1.4	$1,949.5	$(699.5)	$(18.5)	$1,232.9	$0.1	$1,233.0
Net income	—	—	—	39.6	—	39.6	—	39.6
Other comprehensive income	—	—	—	—	5.4	5.4	—	5.4
Stock-based payments:
Cumulative prior period adjustment to amortization of estimated forfeitures	—	—	0.5	(0.5)	—	—	—	—
Vested	0.7	—	—	—	—	—	—	—
Exercise of stock options	0.2	—	1.2	—	—	1.2	—	1.2
Amortization	—	—	10.9	—	—	10.9	—	10.9
Shares paid for tax withholding for stock-based payments	(0.3)	—	(8.2)	—	—	(8.2)	—	(8.2)
Issuance of shares of a subsidiary	—	—	—	—	—	—	44.6	44.6
Dividends ($0.72 per share)	—	—	—	(99.9)	—	(99.9)	—	(99.9)
Balance as of June 30, 2017	138.6	$1.4	$1,953.9	$(760.3)	$(13.1)	$1,181.9	$44.7	$1,226.6

Balance as of December 31, 2017	138.6	$1.4	$1,963.0	$(775.6)	$(7.7)	$1,181.1	$45.5	$1,226.6
Net income	—	—	—	3.9	—	3.9	—	3.9
Other comprehensive loss	—	—	—	—	(10.9)	(10.9)	—	(10.9)
Stock-based payments:
Vested	1.0	—	—	—	—	—	—	—
Amortization	—	—	10.6	—	—	10.6	—	10.6
Shares paid for tax withholding for stock-based payments	(0.3)	—	(8.1)	—	—	(8.1)	—	(8.1)
Dividends ($0.72 per share)	—	—	—	(101.8)	—	(101.8)	—	(101.8)
Other	—	—	—	—	—	—	0.2	0.2
Balance as of June 30, 2018	139.3	$1.4	$1,965.5	$(873.5)	$(18.6)	$1,074.8	$45.7	$1,120.5
See accompanying notes to unaudited consolidated financial statements.

OUTFRONT Media Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30,
(in millions)	2018	2017
Operating activities:
Net income	$3.9	$39.6
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation and amortization	89.9	95.1
Deferred tax benefit	(1.4)	(5.3)
Stock-based compensation	10.6	10.9
Provision for doubtful accounts	(1.0)	0.9
Accretion expense	1.2	1.2
Net (gain) loss on dispositions	(2.9)	0.5
Impairment charge	42.9	—
Equity in earnings of investee companies, net of tax	(2.0)	(2.4)
Distributions from investee companies	1.3	2.0
Amortization of deferred financing costs and debt discount and premium	2.8	3.2
Cash paid for direct lease acquisition costs	(20.5)	(20.3)
Change in assets and liabilities, net of investing and financing activities:
Increase in receivables	(8.6)	(13.2)
Increase in prepaid MTA equipment deployment costs	(31.8)	—
(Increase) decrease in prepaid expenses and other current assets	(2.3)	2.5
Decrease in accounts payable and accrued expenses	(19.3)	(46.7)
Increase in deferred revenues	7.5	7.5
Decrease in income taxes	(3.0)	(0.8)
Other, net	0.9	4.4
Net cash flow provided by operating activities	68.2	79.1

Investing activities:
Capital expenditures	(46.4)	(42.2)
Acquisitions	(4.3)	(57.8)
MTA franchise rights	(6.1)	—
Net proceeds from dispositions	3.4	0.1
Net cash flow used for investing activities	(53.4)	(99.9)

Financing activities:
Proceeds from long-term debt borrowings	79.0	8.3
Repayments of long-term debt borrowings	(10.0)	—
Proceeds from borrowings under short-term debt facilities	75.0	90.0
Repayments of borrowings under short-term debt facilities	(55.0)	(5.0)
Payments of deferred financing costs	(0.1)	(7.5)
Proceeds from stock option exercises	—	1.2
Taxes withheld for stock-based compensation	(8.1)	(8.1)
Dividends	(102.0)	(100.4)
Other	—	(0.2)
Net cash flow used for financing activities	(21.2)	(21.7)

OUTFRONT Media Inc.
Consolidated Statements of Cash Flows (Continued)
(Unaudited)

	Six Months Ended
	June 30,
(in millions)	2018	2017
Effect of exchange rate changes on cash and cash equivalents	(0.2)	0.4
Net decrease in cash and cash equivalents	(6.6)	(42.1)
Cash and cash equivalents at beginning of period	48.3	65.2
Cash and cash equivalents at end of period	$41.7	$23.1

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$5.9	$3.3
Cash paid for interest	58.5	53.2

Non-cash investing and financing activities:
Accrued purchases of property and equipment	$6.8	$7.1
Issuance of shares of a subsidiary for an acquisition	—	44.6
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

Note 2. New Accounting Standards

Adoption of New Accounting Standards

Goodwill

In the second quarter of 2018, we early adopted the Financial Accounting Standard Board’s (the “FASB’s”) guidance simplifying the test for goodwill impairment by eliminating Step 2 from the goodwill impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying value of that goodwill. Applying the prospective method of adoption, we recognized an impairment charge for the amount by which the carrying value of our Canadian reporting unit exceeded its fair value. The loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. In the second quarter of 2018, we recorded an impairment charge of $42.9 million on the Consolidated Statements of Operations and an impairment balance of $42.9 million in Goodwill on the Consolidated Statement of Financial Position related to our Canadian reporting unit. (See Note 4. Goodwill and Other Intangible Assets to the Consolidated Financial Statements.)

Revenue from Contracts with Customers

In the first quarter of 2018, we adopted the FASB’s principles-based guidance addressing revenue recognition issues, applying the modified retrospective method of adoption. The guidance is being applied to all contracts with customers regardless of industry-specific or transaction-specific fact patterns. The guidance requires that the amount of revenue a company should recognize reflect the consideration it expects to be entitled to in exchange for goods and services. The revenue recognition

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)

guidance is primarily applicable to our multi-year transit advertising contracts with municipalities in the U.S. and Canada, and marketing and multimedia rights agreements with colleges, universities and other educational institutions. Our billboard lease revenues are recognized under the lease accounting standard. The adoption of this guidance did not impact revenues from our multi-year transit advertising contracts, but resulted in the recognition of additional revenues of $2.0 million, additional operating expenses of $1.4 million and additional selling, general and administrative expenses of $0.6 million in our Sports Marketing operating segment in the three months ended June 30, 2018, and additional revenues of $3.8 million, additional operating expenses of $2.6 million and additional selling, general and administrative expenses of $1.2 million in our Sports Marketing operating segment in the six months ended June 30, 2018, related to revenues that would have been recognized on a net basis under the old standard. Adoption of this guidance did not have a material effect on our consolidated financial statements. (See Note 9. Revenues to the Consolidated Financial Statements.)

Recent Pronouncements

Leases

In February 2016 (updated in July 2018), the FASB issued guidance addressing the recognition, measurement, presentation and disclosure of leases for both lessees and lessors. The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. Lessors will account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. This guidance is to be applied on a modified retrospective basis and is effective for interim and annual periods beginning after December 15, 2018. Early adoption is permitted for financial statements that have not been previously issued.

As of June 30, 2018, we had approximately 21,200 lease agreements in the U.S. and approximately 3,000 lease agreements in Canada, the majority of which will be classified as operating leases under the new guidance. We are currently evaluating our lease contracts and are in the process of implementing a new lease software system which will enable us to comply with this standard. This standard will require us to recognize a right-of-use asset and lease liability for the present value of minimum lease payments for operating leases with a term greater than 12 months and will have a significant impact on our consolidated financial statements. Our billboard lease revenues will continue to be recognized on a straight-line basis over their respective lease terms.

Note 3. Property and Equipment

The table below presents the balances of major classes of assets and accumulated depreciation.

		As of
(in millions)	Estimated Useful Lives	June 30, 2018	December 31, 2017
Land		$97.1	$94.4
Buildings	20 to 40 years	51.2	51.3
Advertising structures	5 to 20 years	1,762.8	1,750.8
Furniture, equipment and other	3 to 10 years	123.0	120.7
Construction in progress		35.2	27.4
		2,069.3	2,044.6
Less: accumulated depreciation		1,406.0	1,382.5
Property and equipment, net		$663.3	$662.1

Depreciation expense was $21.3 million in the three months ended June 30, 2018, and $23.1 million in the three months ended June 30, 2017. Depreciation expense was $42.4 million in the six months ended June 30, 2018, and $46.0 million in the six months ended June 30, 2017.

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)

Note 4. Goodwill and Other Intangible Assets

Goodwill

For the six months ended June 30, 2018 and the year ended December 31, 2017, the changes in the book value of goodwill by segment were as follows:

(in millions)	U.S. Media	Other	Total
As of December 31, 2016	$2,054.0	$35.4	$2,089.4
Currency translation adjustments	—	4.3	4.3
Additions(a)	—	34.3	34.3
As of December 31, 2017	2,054.0	74.0	2,128.0
Currency translation adjustments	—	(3.5)	(3.5)
Impairment	—	(42.9)	(42.9)
As of June 30, 2018	$2,054.0	$27.6	$2,081.6

(a)	Non-tax deductible addition associated with the Transaction (as defined below, see Note 8. Equity and Note 11. Acquisitions to the Consolidated Financial Statements).

On April 1, 2018, we early adopted the FASB’s guidance simplifying the test for goodwill impairment by eliminating Step 2 from the goodwill impairment test. (See Note 2. New Accounting Standards to the Consolidated Financial Statements.) If the carrying value of goodwill exceeds its fair value, an impairment loss is recognized as a non-cash charge not to exceed the goodwill balance allocated to that reporting unit.

Goodwill is not amortized but is tested at the reporting-unit level annually for impairment and between annual tests if events occur or circumstances change that would more likely than not reduce the fair value below its carrying value. We compute the estimated fair value of each reporting unit by adding the present value of the estimated annual cash flows over a discrete projection period to the residual value of the business at the end of the projection period. This technique requires us to use significant estimates and assumptions such as growth rates, operating margins, capital expenditures and discount rates. The estimated growth rates, operating margins and capital expenditures for the projection period are based on our internal forecasts of future performance as well as historical trends. The residual value is estimated based on a perpetual nominal growth rate, which is based on projected long-range inflation and long-term industry projections. The discount rates are determined based on the weighted average cost of capital of comparable entities. There can be no assurance that these estimates and assumptions will prove to be an accurate prediction of the future, and a downward revision of these estimates and/or assumptions would decrease the fair values of our reporting units, which could result in additional impairment charges in the future.

The estimated fair value of the Canadian reporting unit exceeded its carrying value by 2.9% as of December 31, 2017, based on our goodwill impairment assessment in the prior year. In the second quarter of 2018, our Canadian reporting unit did not meet revenue expectations and pacing reflected a decline as compared to the 2018 forecast due to the underperformance of our static poster assets and digital displays. As a result, we determined that there was a decline in the outlook for our Canadian reporting unit. This determination constituted a triggering event, requiring an interim goodwill impairment analysis of our Canadian reporting unit.

As a result of the impairment analysis performed during the second quarter of 2018, we determined that the carrying value of our Canadian reporting unit exceeded its fair value and we recorded an impairment charge of $42.9 million in the Consolidated Statements of Operations. As of June 30, 2018, goodwill related to our Canadian reporting unit, net of accumulated impairment of $42.9 million, was $21.7 million. As of December 31, 2017, goodwill associated with our Canadian reporting unit was $68.1 million.

Other Intangible Assets

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

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)

Our identifiable intangible assets consist of the following:

(in millions)	Gross	Accumulated Amortization	Net
As of June 30, 2018:
Permits and leasehold agreements	$1,108.3	$(679.7)	$428.6
Franchise agreements(a)	462.3	(351.5)	110.8
Other intangible assets	47.0	(29.2)	17.8
Total intangible assets	$1,617.6	$(1,060.4)	$557.2

As of December 31, 2017:
Permits and leasehold agreements	$1,111.3	$(661.6)	$449.7
Franchise agreements(a)	455.4	(346.2)	109.2
Other intangible assets	47.1	(25.1)	22.0
Total intangible assets	$1,613.8	$(1,032.9)	$580.9

(a)
As of June 30, 2018, includes $7.0 million and as of December 31, 2017, includes $0.9 million related to MTA equipment deployment costs. (See Note 16. Commitments and Contingencies to the Consolidated Financial Statements.)

All of our intangible assets, except goodwill, are subject to amortization. Amortization expense was $25.0 million in the three months ended June 30, 2018, and $25.4 million in the three months ended June 30, 2017, which includes the amortization of direct lease acquisition costs of $11.1 million in the three months ended June 30, 2018, and $10.2 million in the three months ended June 30, 2017. Amortization expense was $47.5 million in the six months ended June 30, 2018, and $49.1 million in the six months ended June 30, 2017, which includes the amortization of direct lease acquisition costs of $19.8 million in the six months ended June 30, 2018, and $18.9 million in the six months ended June 30, 2017. Direct lease acquisition costs are amortized on a straight-line basis over the related customer lease term, which generally ranges from four weeks to one year.

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

(in millions)
As of December 31, 2017	$34.7
Accretion expense	1.2
Additions	0.1
Liabilities settled	(1.1)
Foreign currency translation adjustments	(0.2)
As of June 30, 2018	$34.7

Note 6. Related Party Transactions

We have a 50% ownership interest in two joint ventures that operate transit shelters in the greater Los Angeles area and Vancouver, and four joint ventures which currently operate a total of 15 billboard displays in New York and Boston. All of these joint ventures are accounted for as equity investments. These investments totaled $20.1 million as of June 30, 2018, and $19.5 million as of December 31, 2017, and are included in Other assets on the Consolidated Statements of Financial Position. We provided sales and management services to these joint ventures and recorded management fees in Revenues on the Consolidated Statement of Operations of $1.9 million in the three months ended June 30, 2018, $2.0 million in the three months ended June 30, 2017, and $3.5 million in each of the six months ended June 30, 2018 and 2017.

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)

Note 7. Debt

Debt, net, consists of the following:

	As of
(in millions, except percentages)	June 30, 2018	December 31, 2017
Short-term debt:
AR Facility	$100.0	$80.0
Total short-term debt	100.0	80.0

Long-term debt:
Revolving credit facility	69.0	—
Term loan, due 2024	668.0	667.8

Senior unsecured notes:
5.250% senior unsecured notes, due 2022	549.6	549.6
5.625% senior unsecured notes, due 2024	502.4	502.6
5.875% senior unsecured notes, due 2025	450.0	450.0
Total senior unsecured notes	1,502.0	1,502.2

Debt issuance costs	(22.5)	(24.7)
Total long-term debt, net	2,216.5	2,145.3

Total debt, net	$2,316.5	$2,225.3

Weighted average cost of debt	5.0%	4.8%

Term Loan

The interest rate on the term loan due in 2024 (the “Term Loan”) was 4.1% per annum as of June 30, 2018. As of June 30, 2018, a discount of $2.0 million on the Term Loan remains unamortized. The discount is being amortized through Interest expense, net, on the Consolidated Statement of Operations.

Revolving Credit Facility

We also have a $430.0 million revolving credit facility, which matures in 2022 (the “Revolving Credit Facility,” together with the Term Loan, the “Senior Credit Facilities”).

As of June 30, 2018, there were $69.0 million of outstanding borrowings under the Revolving Credit Facility, at a borrowing rate of approximately 4.3%.

The commitment fee based on the amount of unused commitments under the Revolving Credit Facility was $0.3 million in the three months ended June 30, 2018, $0.4 million in the three months ended June 30, 2017, and $0.6 million in each of the six months ended June 30, 2018 and 2017. As of June 30, 2018, we had issued letters of credit totaling approximately $65.8 million against the letter of credit facility sublimit under the Revolving Credit Facility.

Standalone Letter of Credit Facilities

As of June 30, 2018, we had issued letters of credit totaling approximately $130.1 million under our aggregate $150.0 million standalone letter of credit facilities. The total fees under the letter of credit facilities were immaterial in each of the three and six months ended June 30, 2018 and 2017.

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)

Accounts Receivable Securitization Facility

As of June 30, 2018, there were $100.0 million of outstanding borrowings under our $100.0 million revolving accounts receivable securitization facility (the “AR Facility”), which expires in 2020, at a borrowing rate of approximately 3.1%. As of June 30, 2018, we had no borrowing capacity remaining under the AR Facility, based on approximately $189.2 million of eligible accounts receivables used as collateral for the AR Facility, in accordance with the agreement governing the AR Facility. The commitment fee based on the amount of unused commitments under the AR Facility was immaterial for each of the three and six months ended June 30, 2018. As of August 8, 2018, there were $90.0 million of outstanding borrowings under the AR Facility at a borrowing rate of approximately 3.1%.

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

Senior Unsecured Notes

As of June 30, 2018, a discount of $0.4 million on $150.0 million aggregate principal amount of the 5.250% Senior Unsecured Notes due 2022, remains unamortized. The discount is being amortized through Interest expense, net, on the Consolidated Statement of Operations.

As of June 30, 2018, a premium of $2.4 million on $100.0 million aggregate principal amount of the 5.625% Senior Unsecured Notes due 2024, remains unamortized. The premium is being amortized through Interest expense, net, on the Consolidated Statement of Operations.

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

The terms of the Credit Agreement (and under certain circumstances, the agreements governing the AR Facility) require that we maintain a Consolidated Net Secured Leverage Ratio, which is the ratio of (i) our consolidated secured debt (less up to $150.0 million of unrestricted cash) to (ii) our Consolidated EBITDA (as defined in the Credit Agreement) for the trailing four consecutive quarters, of no greater than 4.0 to 1.0. As of June 30, 2018, our Consolidated Net Secured Leverage Ratio was 1.5 to 1.0 in accordance with the Credit Agreement. The Credit Agreement also requires that, in connection with the incurrence of certain indebtedness, we satisfy a Consolidated Total Leverage Ratio, which is the ratio of our consolidated total debt to our Consolidated EBITDA for the trailing four consecutive quarters, of no greater than 6.0 to 1.0. As of June 30, 2018, our Consolidated Total Leverage Ratio was 4.9 to 1.0 in accordance with the Credit Agreement. As of June 30, 2018, we are in compliance with our debt covenants.

Deferred Financing Costs

As of June 30, 2018, we had deferred $26.8 million in fees and expenses associated with the Term Loan, Revolving Credit Facility, AR Facility and our senior unsecured notes. We are amortizing the deferred fees through Interest expense, net, on the Consolidated Statement of Operations over the respective terms of the Term Loan, Revolving Credit Facility, AR Facility and our senior unsecured notes.

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)

Fair Value

Under the fair value hierarchy, observable inputs such as unadjusted quoted prices in active markets for identical assets or liabilities are defined as Level 1; observable inputs other than quoted prices included within Level 1 that are either directly or indirectly observable for the asset or liability are defined as Level 2; and unobservable inputs for the asset or liability are defined as Level 3. The aggregate fair value of our debt, which is estimated based on quoted market prices of similar liabilities, was approximately $2.4 billion as of June 30, 2018, and $2.3 billion as of December 31, 2017. The fair value of our debt as of both June 30, 2018, and December 31, 2017, is classified as Level 2.

Note 8. Equity

As of June 30, 2018, 450,000,000 shares of our common stock, par value $0.01 per share, were authorized; 139,256,951 shares were issued and outstanding; and 50,000,000 shares of our preferred stock, par value $0.01 per share, were authorized with no shares issued and outstanding.

On June 13, 2017, certain subsidiaries of OUTFRONT Media Inc. acquired the equity interests of certain subsidiaries of All Vision LLC (“All Vision”), which hold substantially all of All Vision’s outdoor advertising assets in Canada, and effectuated an amalgamation of All Vision’s Canadian business with our Canadian business (the “Transaction”) (see Note 11. Acquisitions). In connection with the Transaction, the Company issued 1,953,407 shares of Class A equity interests of a subsidiary of the Company that controls its Canadian business (“Outfront Canada”).

The Class A equity interests are entitled to receive priority cash distributions from Outfront Canada at the same time and in the same per share amount as the dividends paid on shares of the Company’s common stock. The Class A equity interests may be redeemed by the holders in exchange for shares of the Company’s common stock on a one-for-one basis (subject to anti-dilution adjustments) or, at the Company’s option, cash equal to the then fair market value of the shares of the Company’s common stock commencing (i) one year after closing, with respect to 55% of the Class A equity interests, and (ii) 18 months after closing, with respect to the remaining 45% of the Class A equity interests. In connection with the Transaction, the Company has agreed to limitations on its ability to sell or otherwise dispose of the assets acquired from All Vision for a period of five years, unless it pays holders of the Class A equity interests in Outfront Canada an amount intended to approximate their resulting tax liability. During the six months ended June 30, 2018, we made distributions of $1.4 million to holders of the Class A equity interests, which are recorded in Dividends on our Consolidated Statements of Equity and Consolidated Statements of Cash Flows. As of June 30, 2018, no Class A equity interests have been redeemed for shares of the Company’s common stock.

On November 21, 2017, we entered into a sales agreement in connection with an “at-the-market” equity offering program (the “ATM Program”), under which we may, from time to time, issue and sell shares of our common stock up to an aggregate offering price of $300.0 million. We have no obligation to sell any of our common stock under the sales agreement and may at any time suspend solicitations and offers under the sales agreement. As of August 8, 2018, no shares of our common stock have been sold under the ATM Program, and accordingly, as of August 8, 2018, $300.0 million remained available to be sold under the sales agreement.

On July 24, 2018, we announced that our board of directors approved a quarterly cash dividend of $0.36 per share on our common stock, payable on September 28, 2018, to stockholders of record at the close of business on September 7, 2018.

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

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)

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

We do not disclose the value of unsatisfied performance obligations for contracts with an original expected term of one year or less, which primarily represent the transaction price allocated to the remaining display period for unsatisfied transit franchise contracts. Unsatisfied performance obligations with an original expected term of over one year relate to multi-year marketing and multimedia rights agreements with customers of our Sports Marketing operating segment, the value of which is $59.1 million as of June 30, 2018, are expected to be satisfied over the next 5 years.

For all revenue sources, we evaluate whether we should be considered the principal (i.e., report revenues on a gross basis) or an agent (i.e., report revenues on a net basis). Except for an insignificant number of smaller sports marketing contracts, we are considered the principal in our arrangements and report revenues on a gross basis, wherein the amounts billed to customers are recorded as revenues, and amounts paid to municipalities, transit operators, educational institutions and suppliers are recorded as expenses. We are considered the principal because we control the advertising space and multi-media rights before and after the contract term, are primarily responsible to our customers, have discretion in pricing and typically have inventory risk.

For space provided to advertisers through the use of an advertising agency whose commission is calculated based on a stated percentage of gross advertising spending, our Revenues are reported net of agency commissions.

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)

The following table summarizes revenues by source:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2018	2017	2018	2017
Billboard:
Static displays	$217.2	$218.0	$406.7	$407.1
Digital displays	53.3	44.0	95.2	77.3
Other	9.9	12.2	17.8	25.8
Billboard revenues	280.4	274.2	519.7	510.2
Transit:
Static displays	84.0	90.6	151.8	159.8
Digital displays	14.0	10.8	24.7	19.2
Other	10.3	9.9	17.6	16.5
Total transit revenues	108.3	111.3	194.1	195.5
Sports marketing and other	13.0	10.7	25.8	21.1
Transit and other revenues	121.3	122.0	219.9	216.6
Total revenues	$401.7	$396.2	$739.6	$726.8

Rental income was $270.5 million in the three months ended June 30, 2018, $262.0 million in the three months ended June 30, 2017, $501.9 million in the six months ended June 30, 2018, and $484.4 million in the six months ended June 30, 2017, and is recorded in Billboard revenues on the Consolidated Statement of Operations.

The following table summarizes revenues by geography:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2018	2017	2018	2017
United States:
Billboard	$262.5	$259.2	$488.8	$484.3
Transit and other	104.7	107.9	188.3	189.9
Sports marketing and other	13.0	10.7	25.8	21.1
Total United States revenues	380.2	377.8	702.9	695.3
Canada	21.5	18.4	36.7	31.5
Total revenues	$401.7	$396.2	$739.6	$726.8

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

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)

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

Note 10. Restructuring Charges

For the three months ended June 30, 2018, we recorded restructuring charges of $0.2 million, which was recorded in Other for severance charges associated with the reorganization of our Sports Marketing operating segment management team. For the three months ended June 30, 2017, we recorded restructuring charges of $2.9 million, of which $2.8 million was recorded in Other for severance charges primarily associated with the Transaction and $0.1 million was recorded in our U.S. Media segment for severance charges associated with the reorganization of our sales management and administrative functions. For the six months ended June 30, 2018, we recorded restructuring charges of $1.3 million, of which $0.8 million was recorded in Other for severance charges associated with the reorganization of our Sports Marketing operating segment management team and $0.5 million was recorded in our U.S. Media segment for severance charges associated with the reorganization of various departments. For the six months ended June 30, 2017, we recorded restructuring charges of $4.7 million, of which $2.8 million was recorded in Other for severance charges primarily associated with the Transaction and $1.9 million was recorded in our U.S. Media segment for severance charges associated with the reorganization of our sales management and administrative functions. As of June 30, 2018, $2.8 million in restructuring reserves remain outstanding and is included in Other current liabilities on the Consolidated Statement of Financial Position.

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

The allocation of the purchase price of approximately $94.4 million is based on management’s estimate of the fair value of the assets acquired and liabilities assumed on the closing date of the Transaction, which was $68.0 million of identified intangible assets, $34.3 million of goodwill, $17.0 million of deferred tax liabilities and $9.1 million of other assets and liabilities (primarily property and equipment).

We completed several acquisitions for a total purchase price of approximately $4.3 million in the six months ended June 30, 2018, and including the Transaction, $102.4 million in the six months ended June 30, 2017.

In the second quarter of 2018, we entered into an agreement to acquire 14 digital and 7 static billboard displays in California for a total estimated purchase price of $35.4 million, subject to post-closing adjustments for the achievement of operating income before depreciation and amortization targets relating to the acquired displays. The transaction is expected to close in 2019, subject to customary closing conditions and the timing of site development.

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)

Note 12. Stock-Based Compensation

The following table summarizes our stock-based compensation expense for the three and six months ended June 30, 2018 and 2017.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2018	2017	2018	2017
Restricted share units (“RSUs”) and performance-based RSUs (“PRSUs”)	$5.6	$5.5	$10.6	$10.8
Stock options	—	—	—	0.1
Stock-based compensation expense, before income taxes	5.6	5.5	10.6	10.9
Tax benefit	(0.4)	(0.5)	(0.7)	(1.0)
Stock-based compensation expense, net of tax	$5.2	$5.0	$9.9	$9.9

As of June 30, 2018, total unrecognized compensation cost related to non-vested RSUs and PRSUs was $30.6 million, which is expected to be recognized over a weighted average period of 2.2 years.

RSUs and PRSUs

The following table summarizes activity for the six months ended June 30, 2018, of RSUs and PRSUs issued to our employees.

	Activity	Weighted Average Per Share Grant Date Fair Market Value
Non-vested as of December 31, 2017	1,632,120	$24.43
Granted:
RSUs	837,517	21.43
PRSUs	383,913	21.52
Vested:
RSUs	(586,273)	24.39
PRSUs	(293,109)	24.71
Forfeitures:
RSUs	(74,295)	22.88
PRSUs	(123,843)	24.25
Non-vested as of June 30, 2018	1,776,030	22.43

Stock Options

The following table summarizes activity for the six months ended June 30, 2018, of stock options issued to our employees.

	Activity	Weighted Average Exercise Price
Outstanding as of December 31, 2017	165,293	$20.69
Exercised	(23,446)	6.25
Outstanding as of June 30, 2018	141,847	23.08

Exercisable as of June 30, 2018	141,847	23.08

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)

Note 13. Retirement Benefits

The following table presents the components of net periodic pension cost and amounts recognized in other comprehensive income (loss) for our pension plans:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2018	2017	2018	2017
Components of net periodic pension cost:
Service cost	$0.4	$0.4	$0.8	$0.7
Interest cost	0.4	0.4	0.9	0.9
Expected return on plan assets	(0.5)	(0.6)	(1.1)	(1.1)
Amortization of net actuarial losses(a)	0.2	0.2	0.3	0.3
Net periodic pension cost	$0.5	$0.4	$0.9	$0.8

(a)	Reflects amounts reclassified from accumulated other comprehensive income to net income.

In the six months ended June 30, 2018, we contributed $1.1 million to our pension plans. In 2018, we expect to contribute approximately $2.5 million to our pension plans.

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

Tax years 2014 to present are open for examination by the tax authorities. We are currently under examination by the Internal Revenue Service for the 2016 tax year and by New York State for the 2014-2016 tax years. New York City has completed its audit of the 2014 tax year with no changes.

Our effective income tax rate represents a combined annual effective tax rate for federal, state, local and foreign taxes applied to interim operating results.

In the three and six months ended June 30, 2018 and 2017, our effective tax rate differed from the U.S. federal statutory income tax rate primarily due to our REIT status, including the dividends paid deduction, the impact of state and local taxes, and the effect of foreign operations.

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)

Note 15. Earnings Per Share (“EPS”)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2018	2017	2018	2017
Net income (loss) available for common stockholders	$(5.2)	$37.1	$3.9	$39.6
Less: Distributions to holders of Class A equity interests of a subsidiary	0.7	—	1.4	—
Net income (loss) available for common stockholders, basic and diluted	$(5.9)	$37.1	$2.5	$39.6

Weighted average shares for basic EPS	139.2	138.6	139.0	138.4
Dilutive potential shares from grants of RSUs, PRSUs and stock options(a)	—	0.3	0.3	0.5
Dilutive potential shares upon redemption of shares of Class A equity interests of a subsidiary(b)	—	0.4	—	0.2
Weighted average shares for diluted EPS	139.2	139.3	139.3	139.1

(a)
The potential impact of an aggregate 1.3 million granted RSUs, PRSUs and stock options in the three months ended June 30, 2018, 0.6 million in the three months ended June 30, 2017, 1.0 million in the six months ended June 30, 2018, and 0.4 million in the six months ended June 30, 2017, were antidilutive.

(b)
The potential impact of 2.0 million shares of Class A equity interests of Outfront Canada in each of the three and six months ended June 30, 2018, was antidilutive. (See Note 8. Equity to the Consolidated Financial Statements.)

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

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)

fund deployment costs, and have increased our letters of credit for the benefit of the MTA from approximately $30.0 million to $136.0 million, which is subject to change as equipment installations are completed and revenues are generated.

During the six months ended June 30, 2018, several transit franchise contracts were renewed and/or awarded, resulting in additional guaranteed minimum annual payments. As of June 30, 2018, guaranteed minimum annual payments are as follows:

(in millions)	Guaranteed Minimum Annual Payments
2018	$109.3
2019	183.9
2020	164.1
2021	161.7
2022	159.6
2023 and thereafter	827.5
Total minimum payments	$1,606.1

Letters of Credit

We have indemnification obligations with respect to letters of credit and surety bonds primarily used as security against non-performance in the normal course of business. As of June 30, 2018, the outstanding letters of credit were approximately $195.9 million and outstanding surety bonds were approximately $25.1 million, and were not recorded on the Consolidated Statements of Financial Position.

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

The following tables set forth our financial performance by segment.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2018	2017	2018	2017
Revenues:
U.S. Media	$367.2	$367.1	$677.1	$674.2
Other	34.5	29.1	62.5	52.6
Total revenues	$401.7	$396.2	$739.6	$726.8

We present Operating income before Depreciation, Amortization, Net gain (loss) on dispositions, Stock-based compensation and Restructuring charges (“Adjusted OIBDA”) as the primary measure of profit and loss for our operating segments.

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2018	2017	2018	2017
Net income (loss)	$(5.2)	$37.1	$3.9	$39.6
Benefit (provision) for income taxes	8.1	0.9	1.4	(2.8)
Equity in earnings of investee companies, net of tax	(1.2)	(1.5)	(2.0)	(2.4)
Interest expense, net	31.0	28.6	61.0	56.7
Other income (expense), net	0.2	(0.1)	0.3	(0.1)
Operating income	32.9	65.0	64.6	91.0
Restructuring charges	0.2	2.9	1.3	4.7
Net (gain) loss on dispositions	(2.7)	0.1	(2.9)	0.5
Impairment charge	42.9	—	42.9	—
Depreciation and amortization	46.3	48.5	89.9	95.1
Stock-based compensation	5.6	5.5	10.6	10.9
Total Adjusted OIBDA	$125.2	$122.0	$206.4	$202.2

Adjusted OIBDA:
U.S. Media	$131.2	$128.3	$220.1	$220.7
Other	4.2	4.0	3.4	2.9
Corporate	(10.2)	(10.3)	(17.1)	(21.4)
Total Adjusted OIBDA	$125.2	$122.0	$206.4	$202.2

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2018	2017	2018	2017
Operating income (loss):
U.S. Media	$93.8	$83.9	$144.4	$131.4
Other	(45.1)	(3.1)	(52.1)	(8.1)
Corporate	(15.8)	(15.8)	(27.7)	(32.3)
Total operating income	$32.9	$65.0	$64.6	$91.0

Net (gain) loss on dispositions:
U.S. Media	$(2.7)	$0.1	$(2.9)	$0.5
Total (gain) loss on dispositions	$(2.7)	$0.1	$(2.9)	$0.5

Impairment charge:
Other	$42.9	$—	$42.9	$—
Total impairment charge	$42.9	$—	$42.9	$—

Depreciation and amortization:
U.S. Media	$40.1	$44.2	$78.1	$86.9
Other	6.2	4.3	11.8	8.2
Total depreciation and amortization	$46.3	$48.5	$89.9	$95.1

Capital expenditures:
U.S. Media	$25.6	$23.7	$40.0	$39.5
Other	4.0	1.9	6.4	2.7
Total capital expenditures	$29.6	$25.6	$46.4	$42.2

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)

	As of
(in millions)	June 30, 2018	December 31, 2017
Assets:
U.S. Media	$3,553.2	$3,528.8
Other	207.5	263.8
Corporate	14.4	15.6
Total assets	$3,775.1	$3,808.2

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

	As of June 30, 2018
(in millions)	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Current assets:
Cash and cash equivalents	$—	$9.2	$5.5	$27.0	$—	$41.7
Receivables, less allowance	—	—	45.7	219.8	(25.6)	239.9
Other current assets	—	1.2	93.5	99.8	(88.6)	105.9
Total current assets	—	10.4	144.7	346.6	(114.2)	387.5
Property and equipment, net	—	—	613.1	50.2	—	663.3
Goodwill	—	—	2,059.9	21.7	—	2,081.6
Intangible assets	—	—	494.0	63.2	—	557.2
Investment in subsidiaries	1,074.8	3,293.5	315.7	—	(4,684.0)	—
Prepaid MTA equipment deployment costs	—	—	24.6	—	—	24.6
Other assets	—	2.8	55.3	2.8	—	60.9
Intercompany	—	—	123.8	148.3	(272.1)	—
Total assets	$1,074.8	$3,306.7	$3,831.1	$632.8	$(5,070.3)	$3,775.1

Total current liabilities	$—	$15.4	$283.5	$118.7	$(114.2)	$303.4
Long-term debt, net	—	2,216.5	—	—	—	2,216.5
Deferred income tax liabilities, net	—	—	—	19.2	—	19.2
Asset retirement obligation	—	—	29.9	4.8	—	34.7
Deficit in excess of investment of subsidiaries	—	—	2,218.7	—	(2,218.7)	—
Other liabilities	—	—	75.9	4.9	—	80.8
Intercompany	—	—	148.3	123.8	(272.1)	—
Total liabilities	—	2,231.9	2,756.3	271.4	(2,605.0)	2,654.6
Total stockholders’ equity	1,074.8	1,074.8	1,074.8	315.7	(2,465.3)	1,074.8
Non-controlling interests	—	—	—	45.7	—	45.7
Total equity	1,074.8	1,074.8	1,074.8	361.4	(2,465.3)	1,120.5
Total liabilities and equity	$1,074.8	$3,306.7	$3,831.1	$632.8	$(5,070.3)	$3,775.1

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

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)

	Three Months Ended June 30, 2018
(in millions)	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Billboard	$—	$—	$262.3	$18.1	$—	$280.4
Transit and other	—	—	117.7	3.6	—	121.3
Total revenues	—	—	380.0	21.7	—	401.7
Expenses:
Operating	—	—	198.5	13.5	—	212.0
Selling, general and administrative	0.4	—	68.1	1.6	—	70.1
Restructuring charges	—	—	0.2	—	—	0.2
Net gain on dispositions	—	—	(2.7)	—	—	(2.7)
Impairment charge	—	—	—	42.9	—	42.9
Depreciation	—	—	17.8	3.5	—	21.3
Amortization	—	—	22.9	2.1	—	25.0
Total expenses	0.4	—	304.8	63.6	—	368.8
Operating income (loss)	(0.4)	—	75.2	(41.9)	—	32.9
Interest expense, net	—	(29.4)	(0.9)	(0.7)	—	(31.0)
Other expense, net	—	—	—	(0.2)	—	(0.2)
Income (loss) before provision for income taxes and equity in earnings of investee companies	(0.4)	(29.4)	74.3	(42.8)	—	1.7
Provision for income taxes	—	—	(3.8)	(4.3)	—	(8.1)
Equity in earnings of investee companies, net of tax	(4.8)	24.6	(75.3)	0.3	56.4	1.2
Net loss	$(5.2)	$(4.8)	$(4.8)	$(46.8)	$56.4	$(5.2)

Net loss	$(5.2)	$(4.8)	$(4.8)	$(46.8)	$56.4	$(5.2)
Total other comprehensive loss, net of tax	(5.8)	(5.8)	(5.8)	(5.8)	17.4	(5.8)
Total comprehensive loss	$(11.0)	$(10.6)	$(10.6)	$(52.6)	$73.8	$(11.0)

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

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)

	Six Months Ended June 30, 2018
(in millions)	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Billboard	$—	$—	$488.5	$31.2	$—	$519.7
Transit and other	—	—	214.1	5.8	—	219.9
Total revenues	—	—	702.6	37.0	—	739.6
Expenses:
Operating	—	—	382.7	26.4	—	409.1
Selling, general and administrative	0.8	0.1	131.0	2.8	—	134.7
Restructuring charges	—	—	1.3	—	—	1.3
Net gain on dispositions	—	—	(2.9)	—	—	(2.9)
Impairment charge	—	—	—	42.9	—	42.9
Depreciation	—	—	35.5	6.9	—	42.4
Amortization	—	—	43.6	3.9	—	47.5
Total expenses	0.8	0.1	591.2	82.9	—	675.0
Operating income (loss)	(0.8)	(0.1)	111.4	(45.9)	—	64.6
Interest expense, net	—	(58.0)	(1.8)	(1.2)	—	(61.0)
Other expense, net	—	—	—	(0.3)	—	(0.3)
Income (loss) before benefit (provision) for income taxes and equity in earnings of investee companies	(0.8)	(58.1)	109.6	(47.4)	—	3.3
Benefit (provision) for income taxes	—	—	(2.5)	1.1	—	(1.4)
Equity in earnings of investee companies, net of tax	4.7	62.8	(102.4)	0.4	36.5	2.0
Net income (loss)	$3.9	$4.7	$4.7	$(45.9)	$36.5	$3.9

Net income (loss)	$3.9	$4.7	$4.7	$(45.9)	$36.5	$3.9
Total other comprehensive loss, net of tax	(10.9)	(10.9)	(10.9)	(10.9)	32.7	(10.9)
Total comprehensive loss	$(7.0)	$(6.2)	$(6.2)	$(56.8)	$69.2	$(7.0)

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)

	Six Months Ended June 30, 2017
(in millions)	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Billboard	$—	$—	$484.3	$25.9	$—	$510.2
Transit and other	—	—	211.0	5.6	—	216.6
Total revenues	—	—	695.3	31.5	—	726.8
Expenses:
Operating	—	—	381.9	23.3	—	405.2
Selling, general and administrative	0.8	0.8	121.7	7.0	—	130.3
Restructuring charges	—	—	1.8	2.9	—	4.7
Net loss on dispositions	—	—	0.5	—	—	0.5
Depreciation	—	—	40.2	5.8	—	46.0
Amortization	—	—	47.7	1.4	—	49.1
Total expenses	0.8	0.8	593.8	40.4	—	635.8
Operating income (loss)	(0.8)	(0.8)	101.5	(8.9)	—	91.0
Interest income (expense), net	—	(56.5)	(0.3)	0.1	—	(56.7)
Other income, net	—	—	—	0.1	—	0.1
Income (loss) before benefit for income taxes and equity in earnings of investee companies	(0.8)	(57.3)	101.2	(8.7)	—	34.4
Benefit for income taxes	—	—	—	2.8	—	2.8
Equity in earnings of investee companies, net of tax	40.4	97.7	(60.8)	0.4	(75.3)	2.4
Net income (loss)	$39.6	$40.4	$40.4	$(5.5)	$(75.3)	$39.6

Net income (loss)	$39.6	$40.4	$40.4	$(5.5)	$(75.3)	$39.6
Total other comprehensive income, net of tax	5.4	5.4	5.4	5.4	(16.2)	5.4
Total comprehensive income (loss)	$45.0	$45.8	$45.8	$(0.1)	$(91.5)	$45.0

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)

	Six Months Ended June 30, 2018
(in millions)	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash flow provided by (used for) operating activities	$(0.8)	$(55.6)	$130.6	$(6.0)	$—	$68.2
Investing activities:
Capital expenditures	—	—	(39.7)	(6.7)	—	(46.4)
Acquisitions	—	—	(4.3)	—	—	(4.3)
MTA franchise rights	—	—	(6.1)	—	—	(6.1)
Net proceeds from dispositions	—	—	3.4	—	—	3.4
Net cash flow used for investing activities	—	—	(46.7)	(6.7)	—	(53.4)
Financing activities:
Proceeds from long-term debt borrowings	—	79.0	—	—	—	79.0
Repayments of long-term debt borrowings	—	(10.0)	—	—	—	(10.0)
Proceeds from borrowings under short-term debt facilities	—	—	—	75.0	—	75.0
Repayments of borrowings under short-term debt facilities	—	—	—	(55.0)	—	(55.0)
Payments of deferred financing costs	—	(0.1)	—	—	—	(0.1)
Taxes withheld for stock-based compensation	—	—	(8.1)	—	—	(8.1)
Dividends	(100.6)	—	—	(1.4)	—	(102.0)
Intercompany	101.4	(14.3)	(74.0)	(13.1)	—	—
Net cash flow provided by (used for) financing activities	0.8	54.6	(82.1)	5.5	—	(21.2)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(0.2)	—	(0.2)
Net increase (decrease) in cash and cash equivalents	—	(1.0)	1.8	(7.4)	—	(6.6)
Cash and cash equivalents at beginning of period	—	10.2	3.7	34.4	—	48.3
Cash and cash equivalents at end of period	$—	$9.2	$5.5	$27.0	$—	$41.7

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)

	Six Months Ended June 30, 2017
(in millions)	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash flow provided by (used for) operating activities	$(0.8)	$(53.8)	$132.5	$1.2	$—	$79.1
Investing activities:
Capital expenditures	—	—	(39.5)	(2.7)	—	(42.2)
Acquisitions	—	—	(6.2)	(51.6)	—	(57.8)
Net proceeds from dispositions	—	—	0.1	—	—	0.1
Net cash flow used for investing activities	—	—	(45.6)	(54.3)	—	(99.9)
Financing activities:
Proceeds from long-term debt borrowings	—	8.3	—	—	—	8.3
Proceeds from borrowings under short-term debt facilities	—	90.0	—	—	—	90.0
Repayments of borrowings under short-term debt facilities	—	(5.0)	—	—	—	(5.0)
Payments of deferred financing costs	—	(7.5)	—	—	—	(7.5)
Proceeds from stock option exercises	1.2	—	—	—	—	1.2
Taxes withheld for stock-based compensation	—	—	(8.1)	—	—	(8.1)
Dividends	(100.4)	—	—	—	—	(100.4)
Intercompany	100.0	(29.8)	(111.1)	40.9	—	—
Other	—	—	(0.2)	—	—	(0.2)
Net cash flow provided by (used for) financing activities	0.8	56.0	(119.4)	40.9	—	(21.7)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	0.4	—	0.4
Net increase (decrease) in cash and cash equivalents	—	2.2	(32.5)	(11.8)	—	(42.1)
Cash and cash equivalents at beginning of period	—	11.4	35.8	18.0	—	65.2
Cash and cash equivalents at end of period	$—	$13.6	$3.3	$6.2	$—	$23.1

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

U.S. Media. Our U.S. Media segment generated 22% of its revenues in the New York City metropolitan area in the three months ended June 30, 2018, 24% in the three months ended June 30, 2017, 22% in the six months ended June 30, 2018 and 23% in the six months ended June 30, 2017, and generated 15% in the Los Angeles metropolitan area in each of the three months ended June 30, 2018 and 2017, and 16% in each of the six months ended June 30, 2018 and 2017. In the three months ended June 30, 2018, our U.S. Media segment generated $367.2 million of Revenues and $131.2 million of Operating income before Depreciation, Amortization, Net (gain) loss on dispositions, Stock-based compensation, Restructuring charges and Impairment charges (“Adjusted OIBDA”). In the three months ended June 30, 2017, our U.S. Media segment generated $367.1 million of Revenues and $128.3 million of Adjusted OIBDA. In the six months ended June 30, 2018, our U.S. Media segment generated $677.1 million of Revenues and $220.1 million of Adjusted OIBDA. In the six months ended June 30, 2017, our U.S. Media segment generated $674.2 million of Revenues and $220.7 million of Adjusted OIBDA. (See the “Segment Results of Operations” section of this MD&A.)

Other (includes International and Sports Marketing). In the three months ended June 30, 2018, Other generated $34.5 million of Revenues and $4.2 million of Adjusted OIBDA. In the three months ended June 30, 2017, Other generated $29.1 million of Revenues and $4.0 million of Adjusted OIBDA. In the six months ended June 30, 2018, Other generated $62.5 million of Revenues and $3.4 million of Adjusted OIBDA. In the six months ended June 30, 2017, Other generated $52.6 million of Revenues and $2.9 million of Adjusted OIBDA.

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

We have built or converted 29 new digital billboard displays in the United States and 21 in Canada during the six months ended June 30, 2018. Additionally, in the six months ended June 30, 2018, we entered into marketing arrangements to sell advertising on 16 digital billboard displays in the U.S. In the six months ended June 30, 2018, we have built, converted or replaced 239 digital transit and other displays in the United States. The following table sets forth information regarding our digital displays.

	Digital Revenues (in millions) for the Six Months Ended June 30, 2018(a)			Number of Digital Displays as of June 30, 2018(a)
Location	Digital Billboard	Digital Transit and Other	Total Digital Revenues	Digital Billboard Displays	Digital Transit and Other Displays	Total Digital Displays	Percentage of Total Digital Displays
United States	$85.9	$24.3	$110.2	867	1,423	2,290	91%
Canada	9.3	—	9.3	176	58	234	9
Total	$95.2	$24.3	$119.5	1,043	1,481	2,524	100%

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

We have a diversified base of customers across various industries. During the three months ended June 30, 2018, our largest categories of advertisers were retail, computers/internet and professional services, which represented approximately 9%, 8% and 7% of our total U.S. Media segment revenues, respectively. During the three months ended June 30, 2017, our largest categories of advertisers were retail, healthcare/pharmaceuticals and computers/internet, which represented approximately 9%, 7% and 7% of our total U.S. Media segment revenues, respectively. During the six months ended June 30, 2018, our largest categories of advertisers were retail, computers/internet and healthcare/pharmaceuticals, which represented approximately 8%, 8% and 7% of our total U.S. Media segment revenues, respectively. During the six months ended June 30, 2017, our largest categories of advertisers were retail, healthcare/pharmaceuticals and computers/internet, each of which represented approximately 8% of our total U.S. Media segment revenues, respectively.

Our large-scale portfolio allows our customers to reach a national audience and also provides the flexibility to tailor campaigns to specific regions or markets. In the three months ended June 30, 2018 we generated approximately 43% of our U.S. Media segment revenues from national advertising campaigns compared to approximately 44% in the same prior-year period. In the six months ended June 30, 2018, we generated approximately 42% of our U.S. Media segment revenues from national advertising campaigns compared to approximately 44% in the same prior-year period.

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

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions, except percentages)	2018	2017	% Change	2018	2017	% Change
Revenues	$401.7	$396.2	1%	$739.6	$726.8	2%
Organic revenues(a)(b)	397.0	396.3	—	731.0	727.5	—
Operating income	32.9	65.0	(49)	64.6	91.0	(29)
Adjusted OIBDA(b)	125.2	122.0	3	206.4	202.2	2
Adjusted OIBDA(b) margin	31%	31%		28%	28%
Funds from operations (“FFO”)(b)	74.1	79.7	(7)	119.4	123.6	(3)
Adjusted FFO (“AFFO”)(b)	77.2	78.1	(1)	115.3	116.6	(1)
Net income (loss)	(5.2)	37.1	(114)	3.9	39.6	(90)

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

Adjusted OIBDA

We calculate Adjusted OIBDA as operating income (loss) before depreciation, amortization, net (gain) loss on dispositions, stock-based compensation, restructuring charges and impairment charges. We calculate Adjusted OIBDA margin by dividing Adjusted OIBDA by total revenues. Adjusted OIBDA and Adjusted OIBDA margin are among the primary measures we use for managing our business, evaluating our operating performance and planning and forecasting future periods, as each is an important indicator of our operational strength and business performance. Our management believes users of our financial data are best served if the information that is made available to them allows them to align their analysis and evaluation of our operating results along the same lines that our management uses in managing, planning and executing our business strategy. Our management also believes that the presentations of Adjusted OIBDA and Adjusted OIBDA margin, as supplemental measures, are useful in evaluating our business because eliminating certain non-comparable items highlight operational trends in our business that may not otherwise be apparent when relying solely on GAAP financial measures. It is management’s opinion that these supplemental measures provide users of our financial data with an important perspective on our operating performance and also make it easier for users of our financial data to compare our results with other companies that have different financing and capital structures or tax rates.

FFO and AFFO

We calculate FFO in accordance with the definition established by the National Association of Real Estate Investment Trusts (“NAREIT”). FFO reflects net income (loss) adjusted to exclude gains and losses from the sale of real estate assets, impairment charges, depreciation and amortization of real estate assets, amortization of direct lease acquisition costs and the same adjustments for our equity-based investments, as well as the related income tax effect of adjustments, as applicable. We calculate AFFO as FFO adjusted to include cash paid for direct lease acquisition costs as such costs are generally amortized over a period ranging from four weeks to one year and therefore are incurred on a regular basis. AFFO also includes cash paid for maintenance capital expenditures since these are routine uses of cash that are necessary for our operations. In addition, AFFO excludes costs related to restructuring charges, as well as certain non-cash items, including non-real estate depreciation and amortization, stock-based compensation expense, accretion expense, the non-cash effect of straight-line rent and amortization of deferred financing costs, and the non-cash portion of income taxes, as well as the related income tax effect of adjustments, as applicable. We use FFO and AFFO measures for managing our business and for planning and forecasting future periods, and each is an important indicator of our operational strength and business performance, especially compared to other REITs. Our management believes users of our financial data are best served if the information that is made available to them allows them to align their analysis and evaluation of our operating results along the same lines that our management uses in managing, planning and executing our business strategy. Our management also believes that the presentations of FFO, AFFO, and related per weighted average share amounts, as supplemental measures, are useful in evaluating our business because adjusting results to reflect items that have more bearing on the operating performance of REITs highlight trends in our business that may not otherwise be apparent when relying solely on GAAP financial measures. It is management’s opinion that these supplemental measures provide users of our financial data with an important perspective on our operating performance and also make it easier to compare our results to other companies in our industry, as well as to REITs.

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

Reconciliation of Non-GAAP Financial Measures

The following table reconciles Operating income to Adjusted OIBDA, and Net income (loss) to FFO and AFFO.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions, except per share amounts)	2018	2017	2018	2017
Total revenues	$401.7	$396.2	$739.6	$726.8

Operating income	$32.9	$65.0	$64.6	$91.0
Restructuring charges	0.2	2.9	1.3	4.7
Net (gain) loss on dispositions	(2.7)	0.1	(2.9)	0.5
Impairment charge	42.9	—	42.9	—
Depreciation	21.3	23.1	42.4	46.0
Amortization	25.0	25.4	47.5	49.1
Stock-based compensation	5.6	5.5	10.6	10.9
Adjusted OIBDA	$125.2	$122.0	$206.4	$202.2
Adjusted OIBDA margin	31%	31%	28%	28%

Net income (loss)	$(5.2)	$37.1	$3.9	$39.6
Depreciation of billboard advertising structures	17.1	20.0	34.1	40.0
Amortization of real estate-related intangible assets	10.6	12.2	21.2	24.4
Amortization of direct lease acquisition costs	11.1	10.2	19.8	18.9
Net (gain) loss on disposition of real estate assets	(2.7)	0.1	(2.9)	0.5
Impairment charge	42.9	—	42.9	—
Adjustment related to equity-based investments	—	0.1	0.1	0.2
Income tax effect of adjustments(a)	0.3	—	0.3	—
FFO	$74.1	$79.7	$119.4	$123.6

FFO per weighted average shares outstanding, diluted	$0.53	$0.57	$0.86	$0.89

FFO	$74.1	$79.7	$119.4	$123.6
Non-cash portion of income taxes	2.4	(1.8)	(4.5)	(6.1)
Cash paid for direct lease acquisition costs	(8.0)	(8.6)	(20.5)	(20.3)
Maintenance capital expenditures	(7.0)	(7.5)	(10.1)	(12.6)
Restructuring charges	0.2	2.9	1.3	4.7
Other depreciation	4.2	3.1	8.3	6.0
Other amortization	3.3	3.0	6.5	5.8
Stock-based compensation	5.6	5.5	10.6	10.9
Non-cash effect of straight-line rent	0.4	0.7	0.5	1.0
Accretion expense	0.6	0.6	1.2	1.2
Amortization of deferred financing costs	1.4	1.3	2.8	3.2
Income tax effect of adjustments(b)	—	(0.8)	(0.2)	(0.8)
AFFO	$77.2	$78.1	$115.3	$116.6

AFFO per weighted average shares outstanding, diluted	$0.55	$0.56	$0.83	$0.84

Net income (loss) per common share, diluted	$(0.04)	$0.27	$0.02	$0.28

Weighted average shares outstanding, diluted	139.2	139.3	139.3	139.1

(a)	Income tax effect related to Net (gain) loss on disposition of real estate assets.

(b)	Income tax effect related to Restructuring charges.

FFO in the three months ended June 30, 2018, of $74.1 million decreased $5.6 million, or 7%, compared to the same prior-year period, primarily due to a net loss as a result of an impairment charge in the three months ended June 30, 2018, and lower depreciation and amortization. AFFO in the three months ended June 30, 2018, of $77.2 million decreased $0.9 million, or 1%, compared to the same prior-year period, primarily due to lower restructuring charges. FFO in the six months ended June 30, 2018, of $119.4 million decreased $4.2 million, or 3%, compared to the same prior-year period, primarily due to lower net income as a result of an impairment charge and lower depreciation and amortization. AFFO in the six months ended June 30, 2018, of $115.3 million decreased $1.3 million, or 1%, compared to the same prior-year period, primarily due to lower restructuring charges.

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

				(in constant dollars)(a)					(in constant dollars)(a)
(in millions, except	Three Months Ended June 30,		%	Three Months Ended June 30,	%	Six Months Ended June 30,		%	Six Months Ended June 30,	%
percentages)	2018	2017	Change	2017	Change	2018	2017	Change	2017	Change
Revenues:
Billboard	$280.4	$274.2	2%	$274.8	2%	$519.7	$510.2	2%	$511.4	2%
Transit and other	121.3	122.0	(1)	122.2	(1)	219.9	216.6	2	216.8	1
Total revenues	401.7	396.2	1	$397.0	1	739.6	726.8	2	$728.2	2
Foreign currency exchange impact	—	0.8				—	1.4
Constant dollar revenues(a)	$401.7	$397.0				$739.6	$728.2

Organic revenues(b):
Billboard	$277.7	$274.1	1	$274.1	1	$514.9	$510.7	1	$510.7	1
Transit and other	119.3	122.2	(2)	122.2	(2)	216.1	216.8	—	216.8	—
Total organic revenues(b)	397.0	396.3	—	396.3	—	731.0	727.5	—	727.5	—
Non-organic revenues:
Billboard	2.7	0.1	*	0.7	*	4.8	(0.5)	*	0.7	*
Transit and other	2.0	(0.2)	*	—	*	3.8	(0.2)	*	—	*
Total non-organic revenues	4.7	(0.1)	*	0.7	*	8.6	(0.7)	*	0.7	*
Total revenues	$401.7	$396.2	1	$397.0	1	$739.6	$726.8	2	$728.2	2

•	Calculation is not meaningful.

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

Total revenues increased by $5.5 million, or 1%, and organic revenues increased $0.7 million in the three months ended June 30, 2018, compared to the same prior-year period. In constant dollars, revenues increased by $4.7 million, or 1%, and organic revenues increased $0.7 million for the three months ended June 30, 2018, compared to the same prior-year period. Total revenues increased by $12.8 million, or 2%, and organic revenues increased $3.5 million in the six months ended June 30, 2018, compared to the same prior-year period. In constant dollars, revenues increased by $11.4 million, or 2%, and organic revenues increased $3.5 million for the six months ended June 30, 2018, compared to the same prior-year period.

Non-organic revenues primarily reflect an acquisition and the impact of a new accounting standard (see Note 2. New Accounting Standards to the Consolidated Financial Statements).

Total billboard revenues increased $6.2 million, or 2%, in the three months ended June 30, 2018, compared to the same prior-year period, principally driven by the conversion of traditional static billboard displays to digital billboard displays, an increase in average revenue per display (yield) and the impact of the Transaction, partially offset by lower proceeds from condemnations. The increase in average revenue per display (yield) is primarily driven by yield from digital displays. In constant dollars, billboard revenues increased $5.6 million, or 2%, in the three months ended June 30, 2018, compared to the same prior-year period. Total billboard revenues increased $9.5 million, or 2%, in the six months ended June 30, 2018, compared to the same prior-year period, principally driven by the conversion of traditional static billboard displays to digital billboard displays, an increase in average revenue per display (yield) and the impact of the Transaction, partially offset by lower proceeds from condemnations. The increase in average revenue per display (yield) is primarily driven by yield from digital displays. In constant dollars, billboard revenues increased $8.3 million, or 2%, in the six months ended June 30, 2018, compared to the same prior-year period.

Organic billboard revenues in the three months ended June 30, 2018, increased $3.6 million, or 1%, compared to the same prior-year period, due to the conversion of traditional static billboard displays to digital billboard displays and an increase in average revenue per display (yield), as discussed above, partially offset by lower proceeds from condemnations. Organic billboard revenues in the six months ended June 30, 2018, increased $4.2 million, or 1%, compared to the same prior-year period, due to the conversion of traditional static billboard displays to digital billboard displays and an increase in average revenue per display (yield), as discussed above, partially offset by lower proceeds from condemnations.

Total transit and other revenues decreased $0.7 million, or 1%, in the three months ended June 30, 2018, compared to the same prior-year period, driven by a decline of advertising revenues from national accounts, partially offset by growth in digital displays and the impact of a new accounting standard on our Sports Marketing operating segment. We have seen a decline of advertising revenues from national accounts in the three months ended June 30, 2018, across a variety of industry categories, primarily food/non-alcoholic beverages, movies and entertainment. Total transit and other revenues increased $3.3 million, or 2%, in the six months ended June 30, 2018, compared to the same prior-year period, driven by growth in digital displays and the impact of a new accounting standard on our Sports Marketing operating segment, partially offset by a decline of advertising revenues from national accounts. We have seen a decline of advertising revenues from national accounts in the six months ended June 30, 2018, across a variety of industry categories, primarily food/non-alcoholic beverages, movies and retail.

The decrease in organic transit and other revenues in the three months ended June 30, 2018, compared to the same prior-year period, is due to a decline of advertising revenues from national accounts, partially offset by growth in digital displays. The decrease in organic transit and other revenues in the six months ended June 30, 2018, compared to the same prior-year period, is due to a decline of advertising revenues from national accounts, partially offset by growth in digital displays.

Expenses

	Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%
(in millions, except percentages)	2018	2017	Change	2018	2017	Change
Expenses:
Operating	$212.0	$213.3	(1)%	$409.1	$405.2	1%
Selling, general and administrative	70.1	66.4	6	134.7	130.3	3
Restructuring charges	0.2	2.9	(93)	1.3	4.7	(72)
Net (gain) loss on dispositions	(2.7)	0.1	*	(2.9)	0.5	*
Impairment charge	42.9	—	*	42.9	—	*
Depreciation	21.3	23.1	(8)	42.4	46.0	(8)
Amortization	25.0	25.4	(2)	47.5	49.1	(3)
Total expenses	$368.8	$331.2	11	$675.0	$635.8	6

*	Calculation is not meaningful.

Operating Expenses

	Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%
(in millions, except percentages)	2018	2017	Change	2018	2017	Change
Operating expenses:
Billboard property lease	$94.5	$93.9	1%	$188.0	$181.4	4%
Transit franchise	59.2	63.4	(7)	106.5	113.2	(6)
Posting, maintenance and other	58.3	56.0	4	114.6	110.6	4
Total operating expenses	$212.0	$213.3	(1)	$409.1	$405.2	1

Billboard property lease expenses represented 34% of billboard revenues in each of the three months ended June 30, 2018 and 2017. Billboard property lease expenses represented 36% of billboard revenues in each of the six months ended June 30, 2018 and 2017.

Transit franchise expenses represented 60% of transit display revenues in the three months ended June 30, 2018 and 64% in the same prior-year period. The decrease in transit franchise expenses in the three months ended June 30, 2018, compared to the same prior-year period, was primarily due to the terms of the new MTA transit franchise agreement and a decline in transit revenues. Transit franchise expenses represented 60% of transit display revenues in the six months ended June 30, 2018 and 64% in the same prior-year period. The decrease in transit franchise expenses in the six months ended June 30, 2018, compared to the same prior-year period, was primarily due to the terms of the new MTA transit franchise agreement.

Billboard property lease and transit franchise expenses decreased by $3.6 million in the three months ended June 30, 2018, compared to the same prior-year period. Billboard property lease and transit franchise expenses decreased by $0.1 million in the six months ended June 30, 2018, compared to the same prior-year period.

Posting, maintenance and other expenses increased $2.3 million, or 4%, in the three months ended June 30, 2018, compared to the same prior-year period, primarily due to the impact of a new accounting standard on our Sports Marketing operating segment (see Note 2. New Accounting Standards to the Consolidated Financial Statements). Posting, maintenance and other expenses increased $4.0 million, or 4%, in the six months ended June 30, 2018, compared to the same prior-year period, primarily due to the impact of a new accounting standard on our Sports Marketing operating segment (see Note 2. New Accounting Standards to the Consolidated Financial Statements).

Selling, General and Administrative Expenses (“SG&A”)

SG&A expenses represented 17% of Revenues in each of the three months ended June 30, 2018 and 2017. SG&A expenses increased $3.7 million in the three months ended June 30, 2018, compared to the same prior-year period, primarily due to higher strategic business development costs and higher compensation and other employee-related costs, partially offset by lower bad debt expense. SG&A expenses represented 18% of Revenues in each of the six months ended June 30, 2018 and 2017. SG&A expenses increased $4.4 million in the six months ended June 30, 2018, compared to the same prior-year period, primarily due to higher strategic business development costs and higher compensation and other employee-related costs, partially offset by lower bad debt expense.

Net Gain (Loss) on Dispositions

Net gain on dispositions was $2.7 million for the three months ended June 30, 2018, compared to a Net loss on dispositions of $0.1 million for the same prior-year period. Net gain on dispositions was $2.9 million for the six months ended June 30, 2018, compared to a Net loss on dispositions of $0.5 million for the same prior-year period. We recorded a net gain on disposition of $2.7 million in the three and six months ended June 30, 2018, related to the sale of an office building in the Los Angeles, California, market.

Impairment Charge

As a result of the impairment analysis performed during the second quarter of 2018, we determined that the carrying value of our Canadian reporting unit exceeded its fair value and we recorded an impairment charge of $42.9 million in the Consolidated Statements of Operations.

Depreciation

Depreciation decreased $1.8 million, or 8%, in the three months ended June 30, 2018, compared to the same prior-year period, primarily due to the increase in fully-depreciated advertising billboards, partially offset by higher depreciation associated with the increased number of digital billboards. Depreciation decreased $3.6 million, or 8%, in the six months ended June 30, 2018, compared to the same prior-year period, primarily due to the increase in fully-depreciated advertising billboards, partially offset by higher depreciation associated with the increased number of digital billboards.

Amortization

Amortization decreased $0.4 million, or 2%, in the three months ended June 30, 2018, compared to the same prior-year period, principally driven by lower amortization of intangible assets, partially offset by higher direct lease acquisition costs. Amortization of direct lease acquisition costs was $11.1 million in the three months ended June 30, 2018 and $10.2 million in the three months ended June 30, 2017. Capitalized direct lease acquisition costs were $11.1 million in the three months ended June 30, 2018 and $10.2 million in the three months ended June 30, 2017. Amortization decreased $1.6 million, or 3%, in the six months ended June 30, 2018, compared to the same prior-year period, principally driven by lower amortization of intangible assets, partially offset by higher direct lease acquisition costs. Amortization of direct lease acquisition costs was $19.8 million in the six months ended June 30, 2018 and $18.9 million in the six months ended June 30, 2017. Capitalized direct lease acquisition costs were $19.8 million in the six months ended June 30, 2018 and $18.9 million in the six months ended June 30, 2017.

Interest Expense, Net

Interest expense, net, was $31.0 million (including $1.4 million of deferred financing costs) in the three months ended June 30, 2018, and $28.6 million (including $1.3 million of deferred financing costs) in the same prior-year period. The increase in Interest expense, net, was primarily due to higher interest rates, a higher outstanding average debt balance and letter of credit facility fees associated with the new MTA transit franchise agreement in 2018. Interest expense, net, was $61.0 million (including $2.8 million of deferred financing costs) in the six months ended June 30, 2018, and $56.7 million (including $3.2 million of deferred financing costs) in the same prior-year period. The increase in Interest expense, net, was primarily due to higher interest rates, a higher outstanding average debt balance and letter of credit facility fees associated with the new MTA transit franchise agreement in 2018. (See the “Liquidity and Capital Resources” section of this MD&A.)

Benefit (Provision) for Income Taxes

The provision for income taxes was $8.1 million in the three months ended June 30, 2018, compared to $0.9 million in the same prior-year period. The provision for income taxes was $1.4 million in the six months ended June 30, 2018, compared to a benefit for income taxes of $2.8 million in the same prior-year period. The increase in provision for income taxes relates primarily to an increase in our estimated annual effective tax rate, based on our estimated 2018 taxable REIT subsidiaries’ taxable income.

Net Income (Loss)

Net loss was $5.2 million in the three months ended June 30, 2018, compared to Net income of $37.1 million in the same prior-year period, due primarily to an impairment charge of $42.9 million recorded in the second quarter of 2018 related to our Canadian reporting unit (see “Critical Accounting Policies” section of this MD&A). Net income was $3.9 million in the six months ended June 30, 2018, a decrease of $35.7 million compared to the same prior-year period, due primarily to a impairment charge of $42.9 million recorded in the second quarter of 2018 related to our Canadian reporting unit (see the “Critical Accounting Policies” section of this MD&A).

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

The following table presents our Revenues, Adjusted OIBDA and Operating income (loss) by segment in the three and six months ended June 30, 2018 and 2017.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2018	2017	2018	2017
Revenues:
U.S. Media	$367.2	$367.1	$677.1	$674.2
Other	34.5	29.1	62.5	52.6
Total revenues	401.7	396.2	739.6	726.8
Foreign currency exchange impact	—	0.8	—	1.4
Constant dollar revenues(a)	$401.7	$397.0	$739.6	$728.2

Operating income	$32.9	$65.0	$64.6	$91.0
Restructuring charges	0.2	2.9	1.3	4.7
Net (gain) loss on dispositions	(2.7)	0.1	(2.9)	0.5
Impairment charge	42.9	—	42.9	—
Depreciation	21.3	23.1	42.4	46.0
Amortization	25.0	25.4	47.5	49.1
Stock-based compensation	5.6	5.5	10.6	10.9
Total Adjusted OIBDA	$125.2	$122.0	$206.4	$202.2

Adjusted OIBDA:
U.S. Media	$131.2	$128.3	$220.1	$220.7
Other	4.2	4.0	3.4	2.9
Corporate	(10.2)	(10.3)	(17.1)	(21.4)
Total Adjusted OIBDA	$125.2	$122.0	$206.4	$202.2

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2018	2017	2018	2017
Operating income (loss):
U.S. Media	$93.8	$83.9	$144.4	$131.4
Other	(45.1)	(3.1)	(52.1)	(8.1)
Corporate	(15.8)	(15.8)	(27.7)	(32.3)
Total operating income	$32.9	$65.0	$64.6	$91.0

(a)	Revenues on a constant dollar basis are calculated as reported revenues excluding the impact of foreign currency exchange rates between periods.

U.S. Media

	Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%
(in millions, except percentages)	2018	2017	Change	2018	2017	Change
Revenues:
Billboard	$262.5	$259.2	1%	$488.8	$484.3	1%
Transit and other	104.7	107.9	(3)	188.3	189.9	(1)
Total revenues	367.2	367.1	—	677.1	674.2	—
Operating expenses	(189.3)	(194.1)	(2)	(364.8)	(367.2)	(1)
SG&A expenses	(46.7)	(44.7)	4	(92.2)	(86.3)	7
Adjusted OIBDA	$131.2	$128.3	2	$220.1	$220.7	—
Adjusted OIBDA margin	36%	35%		33%	33%

Operating income	$93.8	$83.9	12	$144.4	$131.4	10
Restructuring charges	—	0.1	*	0.5	1.9	(74)
Net (gain) loss on dispositions	(2.7)	0.1	*	(2.9)	0.5	*
Depreciation and amortization	40.1	44.2	(9)	78.1	86.9	(10)
Adjusted OIBDA	$131.2	$128.3	2	$220.1	$220.7	—

*	Calculation is not meaningful.

Total U.S. Media segment revenues increased $0.1 million in the three months ended June 30, 2018, compared to the same prior-year period. Total U.S. Media segment revenues increased $2.9 million in the six months ended June 30, 2018, compared to the same prior-year period.

Total U.S. Media segment revenue grew slightly in the three months ended June 30, 2018, reflecting the conversion of traditional static billboard and transit displays to digital displays, an increase in average revenue per display (yield) in billboard and transit, partially offset by lower proceeds from condemnations and a decline in advertising revenues from national accounts. In the three months ended June 30, 2018, we generated approximately 43% of our U.S. Media segment revenues from national advertising campaigns compared to approximately 44% in the same prior-year period. We have seen a decline of advertising revenues from national accounts in the three months ended June 30, 2018, across a variety of industry categories, primarily food/non-alcoholic beverages, movies and entertainment. Total U.S. Media segment revenue grew in the six months ended June 30, 2018, reflecting the conversion of traditional static billboard and transit displays to digital displays, an increase in average revenue per display (yield) in billboard and transit, partially offset by lower proceeds from condemnations. In the six months ended June 30, 2018, we generated approximately 42% of our U.S. Media segment revenues from national advertising campaigns compared to approximately 44% in the same prior-year period. We have seen a decline of advertising revenues from national accounts in the six months ended June 30, 2018, across a variety of industry categories, primarily food/non-alcoholic beverages, movies and retail.

Revenues from U.S. Media segment billboards increased $3.3 million, or 1%, in the three months ended June 30, 2018, compared to the same prior-year period, reflecting the conversion of traditional static billboard displays to digital billboard displays and an increase in average revenue per display (yield), partially offset by lower proceeds from condemnations.

Revenues from U.S. Media segment billboards increased $4.5 million, or 1%, in the six months ended June 30, 2018, compared to the same prior-year period, reflecting the conversion of traditional static billboard displays to digital billboard displays and an increase in average revenue per display (yield), partially offset by lower proceeds from condemnations. The increases in average revenue per display (yield) is driven by yield from digital displays.

Transit and other revenues in the U.S. Media segment decreased $3.2 million, or 3%, in the three months ended June 30, 2018, compared to the same prior-year period, reflecting a decline in advertising revenues from national accounts, partially offset by growth in digital displays. Transit and other revenues in the U.S. Media segment decreased $1.6 million, or 1%, in the six months ended June 30, 2018, compared to the same prior-year period, reflecting a decline in advertising revenues from national accounts, partially offset by growth in digital displays.

U.S. Media segment operating expenses decreased $4.8 million, or 2%, in the three months ended June 30, 2018, compared to the same prior-year period, primarily due to lower transit franchise expenses in connection with the new MTA transit franchise agreement and a decline in transit revenues, partially offset by higher billboard property lease costs, due primarily to the new MTA billboard agreement. U.S. Media segment SG&A expenses increased $2.0 million, or 4%, in the three months ended June 30, 2018, compared to the same prior-year period, primarily due to higher strategic business development costs and higher compensation and other employee-related costs, partially offset by lower bad debt expense. U.S. Media segment operating expenses decreased $2.4 million, or 1%, in the six months ended June 30, 2018, compared to the same prior-year period, primarily due to lower transit franchise expenses in connection with the new MTA transit franchise agreement, partially offset by higher billboard property lease costs, due primarily to the new MTA billboard agreement. U.S. Media segment SG&A expenses increased $5.9 million, or 7%, in the six months ended June 30, 2018, compared to the same prior-year period, primarily due to higher strategic business development costs and higher compensation and other employee-related costs, partially offset by lower bad debt expense.

U.S. Media segment Adjusted OIBDA increased $2.9 million, or 2%, in the three months ended June 30, 2018, compared to the same prior-year period. Adjusted OIBDA margin was 36% in the three months ended June 30, 2018, and 35% in the same prior-year period. U.S. Media segment Adjusted OIBDA decreased $0.6 million in the six months ended June 30, 2018, compared to the same prior-year period. Adjusted OIBDA margin was 33% in each of the six months ended June 30, 2018, and 2017.

Other

				(in constant dollars)(a)					(in constant dollars)(a)
(in millions, except	Three Months Ended June 30,		%	Three Months Ended June 30,	%	Six Months Ended June 30,		%	Six Months Ended June 30,	%
percentages)	2018	2017	Change	2017	Change	2018	2017	Change	2017	Change
Revenues:
Billboard	$17.9	$15.0	19%	$15.6	15%	$30.9	$25.9	19%	$27.1	14%
Transit and other	16.6	14.1	18	14.3	16	31.6	26.7	18	26.9	17
Total revenues	$34.5	$29.1	19	$29.9	15	$62.5	$52.6	19	$54.0	16

Organic revenues(b):
Billboard	$15.2	$14.9	2	$14.9	2	$26.1	$26.4	(1)	$26.4	(1)
Transit and other	14.6	14.3	2	14.3	2	27.8	26.9	3	26.9	3
Total organic revenues(b)	29.8	29.2	2	29.2	2	53.9	53.3	1	53.3	1
Non-organic revenues:
Billboard	2.7	0.1	*	0.7	*	4.8	(0.5)	*	0.7	*
Transit and other	2.0	(0.2)	*	—	*	3.8	(0.2)	*	—	*
Total non-organic revenues	4.7	(0.1)	*	0.7	*	8.6	(0.7)	*	0.7	*
Total revenues	34.5	29.1	19	29.9	15	62.5	52.6	19	54.0	16
Operating expenses	(22.7)	(19.2)	18	(19.7)	15	(44.3)	(38.0)	17	(39.0)	14
SG&A expenses	(7.6)	(5.9)	29	(6.0)	27	(14.8)	(11.7)	26	(12.0)	23
Adjusted OIBDA	$4.2	$4.0	5	$4.2	—	$3.4	$2.9	17	$3.0	13
Adjusted OIBDA margin	12%	14%				5%	6%

Operating loss	$(45.1)	$(3.1)	*			$(52.1)	$(8.1)	*
Restructuring charges	0.2	2.8	(93)			0.8	2.8	(71)
Impairment charge	42.9	—	*			42.9	—	*
Depreciation and amortization	6.2	4.3	44			11.8	8.2	44
Adjusted OIBDA	$4.2	$4.0	5			$3.4	$2.9	17

*	Calculation is not meaningful.

(a)	Revenues on a constant dollar basis are calculated as reported revenues excluding the impact of foreign currency exchange rates between periods.

(b)
Organic revenues exclude revenues associated with a significant acquisition, the impact of a new accounting standard (See Note 2. New Accounting Standards to the Consolidated Financial Statements) and the impact of foreign currency exchange rates (“non-organic revenues”).

On June 13, 2017, certain subsidiaries of OUTFRONT Media Inc. acquired the equity interests of certain subsidiaries of All Vision LLC (“All Vision”), which hold substantially all of All Vision’s outdoor advertising assets in Canada, and effectuated an amalgamation of All Vision’s Canadian business with our Canadian business (the “Transaction”).

Total Other revenues increased $5.4 million, or 19%, in the three months ended June 30, 2018, compared to the same prior-year period, reflecting the impact of the Transaction and the impact of a new accounting standard on our Sports Marketing operating segment. In constant dollars, total Other revenues increased 15% in the three months ended June 30, 2018, compared to the same prior-year period, primarily due to the impact of a new accounting standard on our Sports Marketing operating segment and the impact of the Transaction. Total Other revenues increased $9.9 million, or 19%, in the six months ended June 30, 2018, compared to the same prior-year period, reflecting the impact of the Transaction and the impact of a new accounting standard on our Sports Marketing operating segment. In constant dollars, total Other revenues increased 16% in the six months ended June 30, 2018, compared to the same prior-year period, primarily due to the impact of a new accounting standard on our Sports Marketing operating segment and the impact of the Transaction.

Other operating expenses increased $3.5 million, or 18%, in the three months ended June 30, 2018, compared to the same prior-year period, driven by the impact of a new accounting standard on our Sports Marketing operating segment (see Note 2. New Accounting Standards to the Consolidated Financial Statements) and the impact of the Transaction. Other SG&A expenses increased $1.7 million, or 29%, in the three months ended June 30, 2018, compared to the prior-year period, primarily driven by the impact of a new accounting standard on our Sports Marketing operating segment and the impact of the Transaction. Other operating expenses increased $6.3 million, or 17%, in the six months ended June 30, 2018, compared to the same prior-year period, driven by the impact of a new accounting standard on our Sports Marketing operating segment (see Note 2. New Accounting Standards to the Consolidated Financial Statements) and the impact of the Transaction. Other SG&A expenses increased $3.1 million, or 26%, in the six months ended June 30, 2018, compared to the prior-year period, primarily driven by the impact of a new accounting standard on our Sports Marketing operating segment and the impact of the Transaction.

Other Adjusted OIBDA of $4.2 million increased $0.2 million, or 5%, in the three months ended June 30, 2018, compared to the same prior-year period, primarily driven by the impact of the Transaction. Other Adjusted OIBDA of $3.4 million increased $0.5 million, or 17%, in the six months ended June 30, 2018, compared to the same prior-year period, primarily driven by the impact of the Transaction and higher results from our Sports Marketing operating segment.

Corporate

Corporate expenses primarily include expenses associated with employees who provide centralized services. Corporate expenses, excluding stock-based compensation, were essentially flat in the three months ended June 30, 2018, compared to the same prior-year period, primarily due to lower professional fees, offset by higher compensation-related expenses in 2018. Corporate expenses, excluding stock-based compensation, were $17.1 million in the six months ended June 30, 2018, compared to $21.4 million in the same prior-year period, primarily due to lower compensation-related expenses in 2018 and one-time expenses in 2017, including higher professional fees and costs incurred in connection with an amendment of the Credit Agreement (as defined in the “Liquidity and Capital Resources” section of this MD&A).

Liquidity and Capital Resources

	As of
(in millions, except percentages)	June 30, 2018	December 31, 2017	% Change
Assets:
Cash and cash equivalents	$41.7	$48.3	(14)%
Receivables, less allowance ($9.5 in 2018 and $11.5 in 2017)	239.9	231.1	4
Prepaid lease and transit franchise costs	68.0	68.6	(1)
Prepaid MTA equipment deployment costs	11.9	4.7	153
Other prepaid expenses	17.8	13.5	32
Other current assets	8.2	9.8	(16)
Total current assets	387.5	376.0	3
Liabilities:
Accounts payable	55.0	56.1	(2)
Accrued compensation	27.2	34.6	(21)
Accrued interest	16.0	16.1	(1)
Accrued lease costs	26.6	30.5	(13)
Other accrued expenses	31.5	42.3	(26)
Deferred revenues	28.8	21.3	35
Short-term debt	100.0	80.0	25
Other current liabilities	18.3	18.7	(2)
Total current liabilities	303.4	299.6	1
Working capital	$84.1	$76.4	10

•	Calculation is not meaningful.

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

The increase in working capital during the six months ended June 30, 2018, is primarily due to lower accrued expenses, higher accounts receivables and higher prepaid MTA equipment deployment costs, partially offset by higher short-term debt and higher deferred revenues.

Under the MTA agreement, we are obligated to deploy over 50,000 digital displays for advertising and MTA communications across the transit system over a number of years and the MTA is entitled to receive the greater of a percentage of revenues or a guaranteed minimum annual payment. Due to the change in the MTA’s revenue share percentage under the agreement, we expect our transit franchise operating expenses to decline in year one of the agreement as compared to prior historical periods, and gradually increase in subsequent years if our revenues increase over an annual base revenue amount. Incremental revenues that exceed an annual base revenue amount will be retained by us for the cost of deploying advertising and communications screens throughout the transit system. Our currently estimated equipment deployment cost is approximately $800 million for the full 15-year term and approximately $600 million for the first eight years of the term, and these equipment deployment costs will be recorded as Prepaid MTA equipment deployment costs and Intangible assets on our Consolidated Statement of Financial Position. If incremental revenues generated over the term of the agreement are not sufficient to cover all or a portion of the equipment deployment costs, the costs will not be recovered, which could have an adverse effect on our business, financial condition and results of operation. We expect to utilize third party financing to fund equipment deployment costs, and have increased our letters of credit for the benefit of the MTA from approximately $30.0 million to $136.0 million, which is subject to change as equipment installations are completed and revenues are generated. For the full year of 2018, we expect our equipment deployment costs to be approximately $130.0 million. We incurred $37.9 million related to MTA equipment deployment costs in the six months ended June 30, 2018, for a total of $43.5 million to date.

As of June 30, 2018, we had total indebtedness of $2.3 billion.

On July 24, 2018, we announced that our board of directors approved a quarterly cash dividend of $0.36 per share on our common stock, payable on September 28, 2018, to stockholders of record at the close of business on September 7, 2018.

Debt

Debt, net, consists of the following:

	As of
(in millions, except percentages)	June 30, 2018	December 31, 2017
Short-term debt:
AR Facility	$100.0	$80.0
Total short-term debt	100.0	80.0

Long-term debt:
Revolving credit facility	69.0	—
Term loan, due 2024	668.0	667.8

Senior unsecured notes:
5.250% senior unsecured notes, due 2022	549.6	549.6
5.625% senior unsecured notes, due 2024	502.4	502.6
5.875% senior unsecured notes, due 2025	450.0	450.0
Total senior unsecured notes	1,502.0	1,502.2

Debt issuance costs	(22.5)	(24.7)
Total long-term debt, net	2,216.5	2,145.3

Total debt, net	$2,316.5	$2,225.3

Weighted average cost of debt	5.0%	4.8%

	Payments Due by Period
(in millions)	Total	2018	2019-2020	2021-2022	2023 and thereafter
Long-term debt	$2,239.0	$—	$—	$619.0	$1,620.0
Interest	670.2	113.0	222.2	200.5	134.5
Total	$2,909.2	$113.0	$222.2	$819.5	$1,754.5

Term Loan

The interest rate on the term loan due in 2024 (the “Term Loan”) was 4.1% per annum as of June 30, 2018. As of June 30, 2018, a discount of $2.0 million on the Term Loan remains unamortized. The discount is being amortized through Interest expense, net, on the Consolidated Statement of Operations.

Revolving Credit Facility

We also have a $430.0 million revolving credit facility, which matures in 2022 (the “Revolving Credit Facility,” together with the Term Loan, the “Senior Credit Facilities”).

As of June 30, 2018, there were $69.0 million of outstanding borrowings under the Revolving Credit Facility, at a borrowing rate of approximately 4.3%.

The commitment fee based on the amount of unused commitments under the Revolving Credit Facility was $0.3 million in the three months ended June 30, 2018, $0.4 million in the three months ended June 30, 2017, and $0.6 million in each of the six months ended June 30, 2018 and 2017. As of June 30, 2018, we had issued letters of credit totaling approximately $65.8 million against the letter of credit facility sublimit under the Revolving Credit Facility.

Standalone Letter of Credit Facilities

As of June 30, 2018, we had issued letters of credit totaling approximately $130.1 million under our aggregate $150.0 million standalone letter of credit facilities. The total fees under the letter of credit facilities were immaterial in each of the three and six months ended June 30, 2018 and 2017.

Accounts Receivable Securitization Facility

As of June 30, 2018, there were $100.0 million of outstanding borrowings under our $100.0 million revolving accounts receivable securitization facility (the “AR Facility”), which expires in 2020, at a borrowing rate of approximately 3.1%. As of June 30, 2018, we had no borrowing capacity remaining under the AR Facility, based on approximately $189.2 million of eligible accounts receivables used as collateral for the AR Facility, in accordance with the agreement governing the AR Facility. The commitment fee based on the amount of unused commitments under the AR Facility was immaterial for each of the three and six months ended June 30, 2018. As of August 8, 2018, there were $90.0 million of outstanding borrowings under the AR Facility at a borrowing rate of approximately 3.1%.

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

Senior Unsecured Notes

As of June 30, 2018, a discount of $0.4 million on $150.0 million aggregate principal amount of the 5.250% Senior Unsecured Notes due 2022, remains unamortized. The discount is being amortized through Interest expense, net, on the Consolidated Statement of Operations.

As of June 30, 2018, a premium of $2.4 million on $100.0 million aggregate principal amount of the 5.625% Senior Unsecured Notes due 2024, remains unamortized. The premium is being amortized through Interest expense, net, on the Consolidated Statement of Operations.

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

The terms of the Credit Agreement (and under certain circumstances, the agreements governing the AR Facility) require that we maintain a Consolidated Net Secured Leverage Ratio, which is the ratio of (i) our consolidated secured debt (less up to $150.0 million of unrestricted cash) to (ii) our Consolidated EBITDA (as defined in the Credit Agreement) for the trailing four consecutive quarters, of no greater than 4.0 to 1.0. As of June 30, 2018, our Consolidated Net Secured Leverage Ratio was 1.5 to 1.0 in accordance with the Credit Agreement. The Credit Agreement also requires that, in connection with the incurrence of certain indebtedness, we satisfy a Consolidated Total Leverage Ratio, which is the ratio of our consolidated total debt to our Consolidated EBITDA for the trailing four consecutive quarters, of no greater than 6.0 to 1.0. As of June 30, 2018, our Consolidated Total Leverage Ratio was 4.9 to 1.0 in accordance with the Credit Agreement. As of June 30, 2018, we are in compliance with our debt covenants.

Deferred Financing Costs

As of June 30, 2018, we had deferred $26.8 million in fees and expenses associated with the Term Loan, Revolving Credit Facility, AR Facility and our senior unsecured notes. We are amortizing the deferred fees through Interest expense, net, on the Consolidated Statement of Operations over the respective terms of the Term Loan, Revolving Credit Facility, AR Facility and our senior unsecured notes.

At-the-Market Equity Offering Program

On November 21, 2017, we entered into a sales agreement in connection with an “at-the-market” equity offering program (the “ATM Program”), under which we may, from time to time, issue and sell shares of our common stock up to an aggregate offering price of $300.0 million. We have no obligation to sell any of our common stock under the sales agreement and may at any time suspend solicitations and offers under the sales agreement. As of August 8, 2018, no shares of our common stock have been sold under the ATM Program and accordingly, as of August 8, 2018, $300.0 million remained available to be sold under the sales agreement.

Cash Flows

The following table presents our cash flows in the six months ended June 30, 2018 and 2017.

	Six Months Ended
	June 30,		%
(in millions, except percentages)	2018	2017	Change
Cash provided by operating activities	$68.2	$79.1	(14)%
Cash used for investing activities	(53.4)	(99.9)	(47)
Cash used for financing activities	(21.2)	(21.7)	(2)
Effect of exchange rate changes on cash and cash equivalents	(0.2)	0.4	*
Net decrease to cash and cash equivalents	$(6.6)	$(42.1)	(84)

*	Calculation is not meaningful.

Cash provided by operating activities decreased $10.9 million in the six months ended June 30, 2018, compared to the same prior-year period, principally as a result of prepaid MTA equipment deployment costs, partially offset by the timing of payments of percentage rents due under the MTA transit franchise agreement and higher net income, as adjusted for non-cash items. In the six months ended June 30, 2018, we paid $37.9 million related to MTA equipment deployment costs.

Cash used for investing activities decreased $46.5 million in the six months ended June 30, 2018, compared to the same prior-year period. In the six months ended June 30, 2018, we incurred $46.4 million in capital expenditures and completed several acquisitions for total cash payments of approximately $4.3 million. In the six months ended June 30, 2017, we incurred $42.2 million in capital expenditures and completed several acquisitions for total cash payments of approximately $57.8 million.

The following table presents our capital expenditures in the six months ended June 30, 2018 and 2017.

	Six Months Ended
	June 30,		%
(in millions, except percentages)	2018	2017	Change
Growth	$36.3	$29.6	23%
Maintenance	10.1	12.6	(20)
Total capital expenditures	$46.4	$42.2	10

Capital expenditures increased $4.2 million, or 10%, in the six months ended June 30, 2018, compared to the same prior-year period, as we continue to spend on digital billboard and/or transit displays, partially offset by lower spending on installation of LED lighting technology and on renovations of certain office facilities.

For the full year of 2018, we expect our capital expenditures to be approximately $75.0 million, which will be used primarily for maintenance, growth in digital displays, installation of the most current LED lighting technology to improve the quality and extend the life of our static billboards, and to renovate certain office facilities. This estimate does not include equipment deployment costs that will be incurred in connection with the MTA agreement, which will be recorded as Prepaid MTA equipment deployment costs and Intangible assets on our Consolidated Statement of Financial Position, as applicable. For the full year of 2018, we expect our equipment deployment costs to be approximately $130.0 million. We incurred $37.9 million related to MTA equipment deployment costs in the six months ended June 30, 2018, for a total of $43.5 million to date.

Cash used for financing activities decreased $0.5 million in the six months ended June 30, 2018, compared to the same prior-year period. In the six months ended June 30, 2018, we drew net borrowings of $69.0 million on the Revolving Credit Facility, drew net borrowings of $20.0 million on the AR Facility and paid cash dividends of $102.0 million. In the six months ended June 30, 2017, we received net proceeds from an incremental borrowing on our Term Loan of $8.3 million, drew net borrowings of $85.0 million on the Revolving Credit Facility, incurred additional deferred financing costs of $7.5 million and paid cash dividends of $100.4 million.

Cash paid for income taxes was $5.9 million for the six months ended June 30, 2018, compared to $3.3 million for the six months ended June 30, 2017. The increase was due primarily to payments in 2018 related to income from taxable REIT subsidiaries in 2017.

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

Goodwill

On April 1, 2018, we early adopted on a prospective basis the FASB’s guidance simplifying the test for goodwill impairment. (See Note 2. New Accounting Standards to the Consolidated Financial Statements.) If the fair value of a reporting unit falls below its carrying value, excluding any impacts from foreign currency translation adjustments reflected in Accumulated other comprehensive loss on the Consolidated Statement of Financial Position in conformity with GAAP, we would record a non-cash impairment charge for the amount by which the carrying value of our reporting unit exceeded its fair value.

We test goodwill for impairment on an annual basis on October 31 of each year and between annual tests should factors or indicators become apparent that would require an interim test. Goodwill is tested for impairment at the reporting-unit level. We compute the estimated fair value of each reporting unit by adding the present value of the estimated annual cash flows over a discrete projection period to the residual value of the business at the end of the projection period. This technique requires us to use significant estimates and assumptions such as growth rates, operating margins, capital expenditures and discount rates. The estimated growth rates, operating margins and capital expenditures for the projection period are based on our internal forecasts of future performance as well as historical trends. The residual value is estimated based on a perpetual nominal growth rate, which is based on projected long-range inflation and long-term industry projections. The discount rates are determined based on the weighted average cost of capital of comparable entities. There can be no assurance that these estimates and assumptions will prove to be an accurate prediction of the future, and a downward revision of these estimates and/or assumptions would decrease the fair values of our reporting units, which could result in additional impairment charges in the future.

The estimated fair value of the Canadian reporting unit exceeded its carrying value by 2.9% as of December 31, 2017, based on our goodwill impairment assessment in the prior year. In the second quarter of 2018, our Canadian reporting unit did not meet revenue expectations and pacing reflected a decline as compared to the 2018 forecast due to the underperformance of our static poster assets and digital displays. As a result, we determined that there was a decline in the outlook for our Canadian reporting unit. This determination constituted a triggering event, requiring an interim goodwill impairment analysis of our Canadian reporting unit.

In estimating the fair value of the Canadian reporting unit this quarter, our projections include accelerating growth from digital boards as structures continue to be built or converted in future periods, partially offset by declining revenue from our static poster structures and production business. We utilized a discount rate of 9.5% and a long-term growth rate 3.0% in our discounted cash flow model.

As a result of the impairment analysis performed during the second quarter of 2018, we determined that the carrying value of our Canadian reporting unit exceeded its fair value and we recorded an impairment charge of $42.9 million in the Consolidated Statements of Operations. As of June 30, 2018, goodwill related to our Canadian reporting unit, net of accumulated impairment of $42.9 million, was $21.7 million. As of December 31, 2017, goodwill associated with our Canadian reporting unit was $68.1 million.

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

We do not currently use derivatives or other financial instruments to mitigate our exposure to commodity price risk. However, we do enter into contracts with commodity providers to limit our exposure to commodity price fluctuations. For the year ended December 31, 2017, such contracts accounted for 13.5% of our total utility costs. As of August 8, 2018, we have active electricity purchase agreements with fixed contract rates for locations throughout Connecticut, Illinois, New Jersey, New York, Pennsylvania, Ohio and Texas, which expire at various dates until June 2021.

Foreign Exchange Risk

Foreign currency translation risk is the risk that exchange rate gains or losses arise from translating our Canadian business’s statements of earnings and statements of financial position from functional currency to our reporting currency (the U.S. Dollar) for consolidation purposes. Any gain or loss on translation is included within comprehensive income and Accumulated other comprehensive income on our Consolidated Statement of Financial Position. The functional currency of our international subsidiaries is their respective local currency. As of June 30, 2018, we have $9.6 million of unrecognized foreign currency translation losses included within Accumulated other comprehensive loss on our Consolidated Statement of Financial Position.

Substantially all of our transactions at our Canadian subsidiary are denominated in their local functional currency, thereby reducing our risk of foreign currency transaction gains or losses.

We do not currently use derivatives or other financial instruments to mitigate foreign currency risk, although we may do so in the future.

Interest Rate Risk

We are subject to interest rate risk to the extent we have variable-rate debt outstanding including under the Senior Credit Facilities, Revolving Credit Facility and the AR Facility.

As of June 30, 2018, we had a $670.0 million variable-rate Term Loan due 2024 outstanding, which has an interest rate of 4.1% per year. An increase or decrease of 1/4% in our interest rate on the Term Loan will change our annualized interest expense by approximately $1.7 million.

As of June 30, 2018, there were $69.0 million of outstanding borrowings under the Revolving Credit Facility, at a borrowing rate of approximately 4.3%. An increase or decrease of 1/4% in our interest rate on the Revolving Credit Facility will change our annualized interest expense by approximately $0.2 million.

As of June 30, 2018, we had $100.0 million of outstanding borrowings under our variable rate AR Facility, at a borrowing rate of approximately 3.1%. An increase or decrease of 1/4% in our interest rate on the AR Facility will change our annualized interest expense by approximately $0.3 million. As of August 8, 2018, there were $90.0 million of outstanding borrowings under the AR Facility at a borrowing rate of approximately 3.1%.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

None.

Purchases of Equity Securities by the Issuer

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Remaining Authorizations
April 1, 2018 through April 30, 2018	—	$—	—	—
May 1, 2018 through May 31, 2018	—	—	—	—
June 1, 2018 through June 30, 2018	—	—	—	—
Total	—	—	—	—

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

See Exhibit Index immediately following this Item, which is incorporated herein by reference.

EXHIBIT INDEX

Exhibit Number	Description

10.1	Release with Donald R. Shassian, dated as of May 24, 2018 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-36367), filed on May 24, 2018).

10.2
Employment agreement with Matthew Siegel, dated as of May 24, 2018 (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-36367), filed on May 24, 2018).

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

OUTFRONT MEDIA INC.

By:	/s/ Matthew Siegel
	Name:	Matthew Siegel
	Title:	Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

Date: August 9, 2018