Form 10-Q
period 2018-09-30
OUTFRONT Media Inc.
filed 2018-11-06
CIK 1579877

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     ☒ Yes        ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).        ☒ Yes     ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐ Yes    ☒ No

As of November 5, 2018, the number of shares outstanding of the registrant’s common stock was 139,453,420.

OUTFRONT MEDIA INC.
QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2018

PART 1

Item 1.    Financial Statements.

OUTFRONT Media Inc.
Consolidated Statements of Financial Position
(Unaudited)

	As of
(in millions)	September 30, 2018	December 31, 2017
Assets:
Current assets:
Cash and cash equivalents	$56.7	$48.3
Restricted cash	1.4	—
Receivables, less allowance ($10.5 in 2018 and $11.5 in 2017)	260.8	231.1
Prepaid lease and transit franchise costs	62.9	68.6
Prepaid MTA equipment deployment costs (Note 17)	20.2	4.7
Other prepaid expenses	18.2	13.5
Other current assets	9.8	9.8
Total current assets	430.0	376.0
Property and equipment, net (Note 3)	657.5	662.1
Goodwill (Note 4)	2,082.6	2,128.0
Intangible assets (Note 4)	548.0	580.9
Prepaid MTA equipment deployment costs (Note 17)	33.3	—
Other assets	64.6	61.2
Total assets	$3,816.0	$3,808.2

Liabilities:
Current liabilities:
Accounts payable	$47.7	$56.1
Accrued compensation	34.4	34.6
Accrued interest	25.9	16.1
Accrued lease costs	29.6	30.5
Other accrued expenses	38.2	42.3
Deferred revenues	30.1	21.3
Short-term debt (Note 8)	175.0	80.0
Other current liabilities	17.5	18.7
Total current liabilities	398.4	299.6
Long-term debt, net (Note 8)	2,158.5	2,145.3
Deferred income tax liabilities, net	19.8	19.6
Asset retirement obligation (Note 6)	34.6	34.7
Other liabilities	81.0	82.4
Total liabilities	2,692.3	2,581.6

Commitments and contingencies (Note 17)

Stockholders’ equity (Note 9):
Common stock (2018 - 450.0 shares authorized, and 139.5 shares issued
and outstanding; 2017 - 450.0 shares authorized, and 138.6 issued and outstanding)	1.4	1.4
Additional paid-in capital	1,974.5	1,963.0
Distribution in excess of earnings	(877.6)	(775.6)
Accumulated other comprehensive loss	(16.9)	(7.7)
Total stockholders’ equity	1,081.4	1,181.1
Non-controlling interests	42.3	45.5
Total equity	1,123.7	1,226.6
Total liabilities and equity	$3,816.0	$3,808.2
See accompanying notes to unaudited consolidated financial statements.

OUTFRONT Media Inc.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions, except per share amounts)	2018	2017	2018	2017
Revenues:
Billboard	$290.6	$272.4	$810.3	$782.6
Transit and other	123.6	120.0	343.5	336.6
Total revenues	414.2	392.4	1,153.8	1,119.2
Expenses:
Operating	215.3	212.6	624.4	617.8
Selling, general and administrative	74.4	64.2	209.1	194.5
Restructuring charges	0.1	1.6	1.4	6.3
Net gain on dispositions	(1.3)	(14.1)	(4.2)	(13.6)
Impairment charge	—	—	42.9	—
Depreciation	21.0	22.3	63.4	68.3
Amortization	25.8	25.5	73.3	74.6
Total expenses	335.3	312.1	1,010.3	947.9
Operating income	78.9	80.3	143.5	171.3
Interest expense, net	(32.0)	(29.2)	(93.0)	(85.9)
Other income (expense), net	0.2	0.2	(0.1)	0.3
Income before benefit (provision) for income taxes and equity in earnings of investee companies	47.1	51.3	50.4	85.7
Benefit (provision) for income taxes	(1.0)	(2.0)	(2.4)	0.8
Equity in earnings of investee companies, net of tax	0.7	1.4	2.7	3.8
Net income	$46.8	$50.7	$50.7	$90.3

Net income per common share:
Basic	$0.33	$0.36	$0.35	$0.65
Diluted	$0.33	$0.36	$0.35	$0.65

Weighted average shares outstanding:
Basic	139.3	138.6	139.1	138.5
Diluted	141.5	140.9	139.4	139.7
See accompanying notes to unaudited consolidated financial statements.

OUTFRONT Media Inc.
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2018	2017	2018	2017
Net income	$46.8	$50.7	$50.7	$90.3
Other comprehensive income (loss), net of tax:
Cumulative translation adjustments	1.7	8.6	(9.8)	14.1
Net actuarial gain (loss)	—	(0.3)	0.6	(0.4)
Total other comprehensive income (loss), net of tax	1.7	8.3	(9.2)	13.7
Total comprehensive income	$48.5	$59.0	$41.5	$104.0
See accompanying notes to unaudited consolidated financial statements.

OUTFRONT Media Inc.
Consolidated Statements of Equity
(Unaudited)

(in millions, except per share amounts)	Shares of Common Stock	Common Stock ($0.01 per share par value)	Additional Paid-In Capital	Distribution in Excess of Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Non-Controlling Interests	Total Equity
Balance as of June 30, 2017	138.6	$1.4	$1,953.9	$(760.3)	$(13.1)	$1,181.9	$44.7	$1,226.6
Net income	—	—	—	50.7	—	50.7	—	50.7
Other comprehensive income	—	—	—	—	8.3	8.3	—	8.3
Stock-based payments:
Amortization	—	—	5.2	—	—	5.2	—	5.2
Shares paid for tax withholding for stock-based payments	—	—	(0.4)	—	—	(0.4)	—	(0.4)
Dividends ($0.36 per share)	—	—	—	(50.7)	—	(50.7)	—	(50.7)
Other	—	—	—	—	—	—	0.8	0.8
Balance as of September 30, 2017	138.6	$1.4	$1,958.7	$(760.3)	$(4.8)	$1,195.0	$45.5	$1,240.5

Balance as of June 30, 2018	139.3	$1.4	$1,965.5	$(873.5)	$(18.6)	$1,074.8	$45.7	$1,120.5
Net income	—	—	—	46.8	—	46.8	—	46.8
Other comprehensive loss	—	—	—	—	1.7	1.7	—	1.7
Stock-based payments:
Amortization	—	—	4.8	—	—	4.8	—	4.8
Shares paid for tax withholding for stock-based payments	—	—	(0.1)	—	—	(0.1)	—	(0.1)
Dividends ($0.36 per share)	—	—	—	(50.9)	—	(50.9)	—	(50.9)
Class A equity interest redemptions	0.2	—	4.2	—	—	4.2	(4.2)	—
Other	—	—	0.1	—	—	0.1	0.8	0.9
Balance as of September 30, 2018	139.5	$1.4	$1,974.5	$(877.6)	$(16.9)	$1,081.4	$42.3	$1,123.7

OUTFRONT Media Inc.
Consolidated Statements of Equity (Continued)
(Unaudited)

(in millions, except per share amounts)	Shares of Common Stock	Common Stock ($0.01 per share par value)	Additional Paid-In Capital	Distribution in Excess of Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Non-Controlling Interests	Total Equity
Balance as of December 31, 2016	138.0	$1.4	$1,949.5	$(699.5)	$(18.5)	$1,232.9	$0.1	$1,233.0
Net income	—	—	—	90.3	—	90.3	—	90.3
Other comprehensive income	—	—	—	—	13.7	13.7	—	13.7
Stock-based payments:
Cumulative prior period adjustment to amortization of estimated forfeitures	—	—	0.5	(0.5)	—	—	—	—
Vested	0.7	—	—	—	—	—	—	—
Exercise of stock options	0.2	—	1.2	—	—	1.2	—	1.2
Amortization	—	—	16.1	—	—	16.1	—	16.1
Shares paid for tax withholding for stock-based payments	(0.3)	—	(8.6)	—	—	(8.6)	—	(8.6)
Issuance of shares of a subsidiary	—	—	—	—	—	—	44.6	44.6
Dividends ($1.08 per share)	—	—	—	(150.6)	—	(150.6)	—	(150.6)
Other	—	—	—	—	—	0.0	0.8	0.8
Balance as of September 30, 2017	138.6	$1.4	$1,958.7	$(760.3)	$(4.8)	$1,195.0	$45.5	$1,240.5

Balance as of December 31, 2017	138.6	$1.4	$1,963.0	$(775.6)	$(7.7)	$1,181.1	$45.5	$1,226.6
Net income	—	—	—	50.7	—	50.7	—	50.7
Other comprehensive loss	—	—	—	—	(9.2)	(9.2)	—	(9.2)
Stock-based payments:
Vested	1.0	—	—	—	—	—	—	—
Amortization	—	—	15.4	—	—	15.4	—	15.4
Shares paid for tax withholding for stock-based payments	(0.3)	—	(8.2)	—	—	(8.2)	—	(8.2)
Class A equity interest redemptions	0.2	—	4.2	—	—	4.2	(4.2)	—
Dividends ($1.08 per share)	—	—	—	(152.7)	—	(152.7)	—	(152.7)
Other	—	—	0.1	—	—	0.1	1.0	1.1
Balance as of September 30, 2018	139.5	$1.4	$1,974.5	$(877.6)	$(16.9)	$1,081.4	$42.3	$1,123.7
See accompanying notes to unaudited consolidated financial statements.

OUTFRONT Media Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,
(in millions)	2018	2017
Operating activities:
Net income	$50.7	$90.3
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation and amortization	136.7	142.9
Deferred tax benefit	(1.8)	(3.9)
Stock-based compensation	15.4	16.1
Provision for doubtful accounts	0.7	2.3
Accretion expense	1.8	1.8
Net gain on dispositions	(4.2)	(13.6)
Impairment charge	42.9	—
Equity in earnings of investee companies, net of tax	(2.7)	(3.8)
Distributions from investee companies	1.5	2.1
Amortization of deferred financing costs and debt discount and premium	4.2	4.6
Cash paid for direct lease acquisition costs	(30.2)	(30.0)
Change in assets and liabilities, net of investing and financing activities:
Increase in receivables	(30.9)	(16.6)
Increase in prepaid MTA equipment deployment costs	(48.8)	—
Decrease in prepaid expenses and other current assets	1.1	19.0
Decrease in accounts payable and accrued expenses	(0.4)	(34.9)
Increase in deferred revenues	8.8	8.6
Decrease in income taxes	(3.1)	(3.5)
Other, net	(4.3)	1.2
Net cash flow provided by operating activities	137.4	182.6

Investing activities:
Capital expenditures	(62.1)	(58.6)
Acquisitions	(5.6)	(62.8)
MTA franchise rights	(9.4)	—
Net proceeds from dispositions	6.0	1.6
Net cash flow used for investing activities	(71.1)	(119.8)

Financing activities:
Proceeds from long-term debt borrowings	89.0	8.3
Repayments of long-term debt borrowings	(79.0)	—
Proceeds from borrowings under short-term debt facilities	200.0	223.0
Repayments of borrowings under short-term debt facilities	(105.0)	(150.0)
Payments of deferred financing costs	(0.2)	(7.7)
Proceeds from stock option exercises	—	1.2
Earnout payment related to prior acquisition	—	(2.0)
Taxes withheld for stock-based compensation	(8.2)	(8.2)
Dividends	(152.9)	(151.0)
Other	—	(0.2)
Net cash flow used for financing activities	(56.3)	(86.6)

OUTFRONT Media Inc.
Consolidated Statements of Cash Flows (Continued)
(Unaudited)

	Nine Months Ended
	September 30,
(in millions)	2018	2017
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(0.2)	0.6
Net increase (decrease) in cash, cash equivalents and restricted cash	9.8	(23.2)
Cash, cash equivalents and restricted cash at beginning of period	48.3	65.2
Cash, cash equivalents and restricted cash at end of period	$58.1	$42.0

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$7.2	$6.6
Cash paid for interest	79.2	72.8

Non-cash investing and financing activities:
Accrued purchases of property and equipment	$6.1	$5.4
Issuance of shares of a subsidiary for an acquisition	—	44.6
Acquisitions	—	(15.4)
Dispositions	—	15.4
Taxes withheld for stock-based compensation	—	0.3
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

Note 2. New Accounting Standards

Adoption of New Accounting Standards

Goodwill

In the second quarter of 2018, we early adopted the Financial Accounting Standard Board’s (the “FASB’s”) guidance simplifying the test for goodwill impairment by eliminating Step 2 from the goodwill impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying value of that goodwill. Under that new guidance, which is applied prospectively, if the carrying value of a reporting unit is greater than its fair value, a goodwill impairment charge will be recorded for the difference up to the carrying value of the goodwill. The loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. In the second quarter of 2018, we recorded an impairment charge of $42.9 million on the Consolidated Statements of Operations and an impairment balance of $42.9 million in Goodwill on the Consolidated Statement of Financial Position related to our Canadian reporting unit. (See Note 4. Goodwill and Other Intangible Assets to the Consolidated Financial Statements.)

Revenue from Contracts with Customers

In the first quarter of 2018, we adopted the FASB’s principles-based guidance addressing revenue recognition issues, applying the modified retrospective method of adoption. The guidance is being applied to all contracts with customers regardless of industry-specific or transaction-specific fact patterns. The guidance requires that the amount of revenue a company should recognize reflect the consideration it expects to be entitled to in exchange for goods and services. The revenue recognition

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)

guidance is primarily applicable to our multi-year transit advertising contracts with municipalities in the U.S. and Canada, and marketing and multimedia rights agreements with colleges, universities and other educational institutions. Our billboard lease revenues are recognized under the lease accounting standard. The adoption of this guidance did not impact revenues from our multi-year transit advertising contracts, but resulted in the recognition of additional revenues of $1.8 million, additional operating expenses of $1.3 million and additional selling, general and administrative expenses of $0.5 million in our Sports Marketing operating segment in the three months ended September 30, 2018, and additional revenues of $5.6 million, additional operating expenses of $3.9 million and additional selling, general and administrative expenses of $1.7 million in our Sports Marketing operating segment in the nine months ended September 30, 2018, related to revenues that would have been recognized on a net basis under the old standard. Adoption of this guidance did not have a material effect on our consolidated financial statements. (See Note 10. Revenues to the Consolidated Financial Statements.)

Recent Pronouncements

Leases

In February 2016 (updated in July 2018), the FASB issued guidance addressing the recognition, measurement, presentation and disclosure of leases for both lessees and lessors. The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. Lessors will account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. The update in July 2018 provides an additional (optional) transition method to adopt the new lease standard, allowing entities to apply the new lease standard at the adoption date rather than adjusting each period presented at the date of adoption. The update also provides lessors a practical expedient to allow them to not separate non-lease components from the associated lease component and instead to account for those components as a single component if certain criteria are met. We plan to utilize the updated transition method beginning January 1, 2019. The updated practical expedient for lessors will not have a material effect on our consolidated financial statements.

As of September 30, 2018, we had approximately 20,900 lease agreements in the U.S. and approximately 2,800 lease agreements in Canada, the majority of which will be classified as operating leases under the new guidance. We are currently evaluating our lease contracts and are in the process of implementing a new lease software system which will enable us to comply with this standard. This standard will require us to recognize a right-of-use asset and lease liability for the present value of minimum lease payments for operating leases with a term greater than 12 months and will have a significant impact on our consolidated financial statements. Our billboard lease revenues will continue to be recognized on a straight-line basis over their respective lease terms.

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)

Note 3. Property and Equipment

The table below presents the balances of major classes of assets and accumulated depreciation.

		As of
(in millions)	Estimated Useful Lives	September 30, 2018	December 31, 2017
Land		$97.7	$94.4
Buildings	20 to 40 years	49.7	51.3
Advertising structures	5 to 20 years	1,788.3	1,750.8
Furniture, equipment and other	3 to 10 years	127.9	120.7
Construction in progress		23.5	27.4
		2,087.1	2,044.6
Less: accumulated depreciation		1,429.6	1,382.5
Property and equipment, net		$657.5	$662.1

Depreciation expense was $21.0 million in the three months ended September 30, 2018, and $22.3 million in the three months ended September 30, 2017. Depreciation expense was $63.4 million in the nine months ended September 30, 2018, and $68.3 million in the nine months ended September 30, 2017.

Note 4. Goodwill and Other Intangible Assets

Goodwill

For the nine months ended September 30, 2018 and the year ended December 31, 2017, the changes in the book value of goodwill by segment were as follows:

(in millions)	U.S. Media	Other	Total
As of December 31, 2016	$2,054.0	$35.4	$2,089.4
Currency translation adjustments	—	4.3	4.3
Additions(a)	—	34.3	34.3
As of December 31, 2017	2,054.0	74.0	2,128.0
Currency translation adjustments	—	(2.5)	(2.5)
Impairment	—	(42.9)	(42.9)
As of September 30, 2018	$2,054.0	$28.6	$2,082.6

(a)	Non-tax deductible goodwill associated with the Transaction (as defined below, see Note 9. Equity and Note 12. Acquisitions to the Consolidated Financial Statements).

On April 1, 2018, we early adopted the FASB’s guidance simplifying the test for goodwill impairment by eliminating Step 2 from the goodwill impairment test. (See Note 2. New Accounting Standards to the Consolidated Financial Statements.) If the carrying value of a reporting unit is greater than its fair value, a goodwill impairment charge will be recorded for the difference up to the carrying value of the goodwill. The loss recognized should not exceed the total amount of goodwill allocated to that reporting unit.

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

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)

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

As a result of the impairment analysis performed during the second quarter of 2018, we determined that the carrying value of our Canadian reporting unit exceeded its fair value and we recorded an impairment charge of $42.9 million in the Consolidated Statements of Operations. As of September 30, 2018, goodwill related to our Canadian reporting unit, net of accumulated impairment of $42.9 million, was $22.7 million. As of December 31, 2017, goodwill associated with our Canadian reporting unit was $68.1 million.

Other Intangible Assets

Our identifiable intangible assets primarily consist of acquired permits and leasehold agreements, and franchise agreements, which grant us the right to operate out-of-home structures in specified locations and the right to provide advertising space on railroad and municipal transit properties. Identifiable intangible assets are amortized on a straight-line basis over their estimated useful life, which is the respective life of the agreement that in some cases includes historical experience of renewals.

Our identifiable intangible assets consist of the following:

(in millions)	Gross	Accumulated Amortization	Net
As of September 30, 2018:
Permits and leasehold agreements	$1,109.6	$(688.8)	$420.8
Franchise agreements(a)	465.6	(354.3)	111.3
Other intangible assets	47.1	(31.2)	15.9
Total intangible assets	$1,622.3	$(1,074.3)	$548.0

As of December 31, 2017:
Permits and leasehold agreements	$1,111.3	$(661.6)	$449.7
Franchise agreements(a)	455.4	(346.2)	109.2
Other intangible assets	47.1	(25.1)	22.0
Total intangible assets	$1,613.8	$(1,032.9)	$580.9

(a)
As of September 30, 2018, includes $10.3 million and as of December 31, 2017, includes $0.9 million related to MTA equipment deployment costs. (See Note 17. Commitments and Contingencies to the Consolidated Financial Statements.)

All of our intangible assets, except goodwill, are subject to amortization. Amortization expense was $25.8 million in the three months ended September 30, 2018, and $25.5 million in the three months ended September 30, 2017, which includes the amortization of direct lease acquisition costs of $11.9 million in the three months ended September 30, 2018, and $10.6 million in the three months ended September 30, 2017. Amortization expense was $73.3 million in the nine months ended September 30, 2018, and $74.6 million in the nine months ended September 30, 2017, which includes the amortization of direct lease acquisition costs of $31.7 million in the nine months ended September 30, 2018, and $29.5 million in the nine months ended September 30, 2017. Direct lease acquisition costs are amortized on a straight-line basis over the related customer lease term, which generally ranges from four weeks to one year.

Note 5. Restricted Cash

Cash and cash equivalents consist of cash on hand and short-term (maturities of three months or less at the date of purchase) highly liquid investments.

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)

We classify cash balances that are legally restricted pursuant to contractual arrangements as restricted cash. In the third quarter of 2018, we entered into an escrow agreement in connection with one of our transit franchise contracts, which requires us to deposit funds into an escrow account to fund capital expenditures over the term of the transit franchise contract. As of September 30, 2018, we have $1.4 million of restricted cash deposited in the escrow account.

	As of
(in millions)	September 30, 2018	September 30, 2017	December 31, 2017
Cash and cash equivalents	$56.7	$42.0	$48.3
Restricted cash	1.4	—	—
Cash, cash equivalents and restricted cash	$58.1	$42.0	$48.3

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

(in millions)
As of December 31, 2017	$34.7
Accretion expense	1.8
Additions	0.1
Liabilities settled	(1.8)
Foreign currency translation adjustments	(0.2)
As of September 30, 2018	$34.6

Note 7. Related Party Transactions

We have a 50% ownership interest in two joint ventures that operate transit shelters in the greater Los Angeles area and Vancouver, and four joint ventures which currently operate a total of 15 billboard displays in New York and Boston. All of these joint ventures are accounted for as equity investments. These investments totaled $20.8 million as of September 30, 2018, and $19.5 million as of December 31, 2017, and are included in Other assets on the Consolidated Statements of Financial Position. We provided sales and management services to these joint ventures and recorded management fees in Revenues on the Consolidated Statement of Operations of $2.2 million in the three months ended September 30, 2018, $2.1 million in the three months ended September 30, 2017, and $5.7 million in the nine months ended September 30, 2018 and $5.6 million in the nine months ended September 30, 2017.

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)

Note 8. Debt

Debt, net, consists of the following:

	As of
(in millions, except percentages)	September 30, 2018	December 31, 2017
Short-term debt:
AR Facility	$100.0	$80.0
Repurchase Facility	75.0	—
Total short-term debt	175.0	80.0

Long-term debt:
Revolving credit facility	10.0	—
Term loan, due 2024	668.1	667.8

Senior unsecured notes:
5.250% senior unsecured notes, due 2022	549.7	549.6
5.625% senior unsecured notes, due 2024	502.2	502.6
5.875% senior unsecured notes, due 2025	450.0	450.0
Total senior unsecured notes	1,501.9	1,502.2

Debt issuance costs	(21.5)	(24.7)
Total long-term debt, net	2,158.5	2,145.3

Total debt, net	$2,333.5	$2,225.3

Weighted average cost of debt	5.0%	4.8%

Term Loan

The interest rate on the term loan due in 2024 (the “Term Loan”) was 4.1% per annum as of September 30, 2018. As of September 30, 2018, a discount of $1.9 million on the Term Loan remains unamortized. The discount is being amortized through Interest expense, net, on the Consolidated Statement of Operations.

Revolving Credit Facility

We also have a $430.0 million revolving credit facility, which matures in 2022 (the “Revolving Credit Facility,” together with the Term Loan, the “Senior Credit Facilities”).

As of September 30, 2018, there were $10.0 million of outstanding borrowings under the Revolving Credit Facility, at a borrowing rate of approximately 4.5%. As of November 5, 2018, there were $25.0 million of outstanding borrowings under the Revolving Credit Facility, at a borrowing rate of approximately 4.5%.

The commitment fee based on the amount of unused commitments under the Revolving Credit Facility was $0.4 million in each of the three months ended September 30, 2018 and 2017, and $1.0 million in the nine months ended September 30, 2018, and $1.1 million in the nine months ended September 30, 2017. As of September 30, 2018, we had issued letters of credit totaling approximately $66.1 million against the letter of credit facility sublimit under the Revolving Credit Facility.

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)

Standalone Letter of Credit Facilities

As of September 30, 2018, we had issued letters of credit totaling approximately $128.8 million under our aggregate $150.0 million standalone letter of credit facilities. The total fees under the letter of credit facilities were immaterial in each of the three and nine months ended September 30, 2018 and 2017.

Accounts Receivable Securitization Facilities

On September 6, 2018, the Company, certain subsidiaries of the Company and MUFG Bank, Ltd. (f/k/a The Bank of Tokyo-Mitsubishi UFJ, Ltd.) (“MUFG”) entered into amendments to the agreements governing the Company’s $100.0 million three-year revolving accounts receivable securitization facility (the “AR Facility”), along with other agreements with MUFG, pursuant to which the Company (i) extended the term of the AR Facility for one year so that it will now terminate on June 30, 2021, unless further extended, and (ii) entered into a 364-day $75.0 million structured repurchase facility (the “Repurchase Facility” and together with the AR Facility, the “AR Securitization Facilities”).

In connection with the AR Securitization Facilities, Outfront Media LLC, a wholly-owned subsidiary of the Company (the “Originator”), will sell and/or contribute its existing and future accounts receivable and certain related assets to Outfront Media Receivables LLC, a special purpose vehicle and wholly-owned subsidiary of the Company (the “SPV”). The SPV will transfer an undivided interest in the accounts receivable assets to certain purchasers from time to time (the “Purchasers”). The SPV is a separate legal entity with its own separate creditors who will be entitled to access the SPV’s assets before the assets become available to the Company. Accordingly, the SPV’s assets are not available to pay creditors of the Company or any of its subsidiaries, although collections from the receivables in excess of amounts required to repay the Purchasers and other creditors of the SPV may be remitted to the Company.

In connection with the Repurchase Facility, the Originator may borrow up to $75.0 million, collateralized by a subordinated note (the “Subordinated Note”) issued by the SPV in favor of the Originator and representing a portion of the outstanding balance of the accounts receivable assets sold by the Originator to the SPV under the AR Facility. The Subordinated Note will be transferred to MUFG, as repurchase buyer, on an uncommitted basis, and subject to repurchase by the Originator on termination of the Repurchase Facility. The Originator has granted MUFG a security interest in the Subordinated Note to secure its obligations under the agreements governing the Repurchase Facility, and the Company has agreed to guarantee the Originator’s obligations under the agreements governing the Repurchase Facility.

As of September 30, 2018, there were $100.0 million of outstanding borrowings under the AR Facility, at a borrowing rate of approximately 3.1%, and $75.0 million of outstanding borrowings under the Repurchase Facility, at a borrowing rate of approximately 3.4%. As of September 30, 2018, we had no borrowing capacity remaining under either the AR Facility or the Repurchase Facility, based on approximately $216.8 million of accounts receivables used as collateral for the AR Securitization Facilities, in accordance with the agreements governing the AR Securitization Facilities. The commitment fee based on the amount of unused commitments under the AR Facility was immaterial for each of the three and nine months ended September 30, 2018. As of November 5, 2018, there were $75.0 million of outstanding borrowings under the AR Facility, at a borrowing rate of approximately 3.2%, and $75.0 million of outstanding borrowings under the Repurchase Facility, at a borrowing rate of approximately 3.5%.

Senior Unsecured Notes

As of September 30, 2018, a discount of $0.3 million on $150.0 million aggregate principal amount of the 5.250% Senior Unsecured Notes due 2022, remains unamortized. The discount is being amortized through Interest expense, net, on the Consolidated Statement of Operations.

As of September 30, 2018, a premium of $2.2 million on $100.0 million aggregate principal amount of the 5.625% Senior Unsecured Notes due 2024, remains unamortized. The premium is being amortized through Interest expense, net, on the Consolidated Statement of Operations.

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

The terms of the Credit Agreement (and under certain circumstances, the agreements governing the AR Securitization Facilities) require that we maintain a Consolidated Net Secured Leverage Ratio, which is the ratio of (i) our consolidated secured debt (less up to $150.0 million of unrestricted cash) to (ii) our Consolidated EBITDA (as defined in the Credit Agreement) for the trailing four consecutive quarters, of no greater than 4.0 to 1.0. As of September 30, 2018, our Consolidated Net Secured Leverage Ratio was 1.5 to 1.0 in accordance with the Credit Agreement. The Credit Agreement also requires that, in connection with the incurrence of certain indebtedness, we satisfy a Consolidated Total Leverage Ratio, which is the ratio of our consolidated total debt to our Consolidated EBITDA for the trailing four consecutive quarters, of no greater than 6.0 to 1.0. As of September 30, 2018, our Consolidated Total Leverage Ratio was 4.9 to 1.0 in accordance with the Credit Agreement. As of September 30, 2018, we are in compliance with our debt covenants.

Deferred Financing Costs

As of September 30, 2018, we had deferred $25.5 million in fees and expenses associated with the Term Loan, Revolving Credit Facility, AR Securitization Facilities and our senior unsecured notes. We are amortizing the deferred fees through Interest expense, net, on the Consolidated Statement of Operations over the respective terms of the Term Loan, Revolving Credit Facility, AR Facility and our senior unsecured notes.

Fair Value

Under the fair value hierarchy, observable inputs such as unadjusted quoted prices in active markets for identical assets or liabilities are defined as Level 1; observable inputs other than quoted prices included within Level 1 that are either directly or indirectly observable for the asset or liability are defined as Level 2; and unobservable inputs for the asset or liability are defined as Level 3. The aggregate fair value of our debt, which is estimated based on quoted market prices of similar liabilities, was approximately $2.4 billion as of September 30, 2018, and $2.3 billion as of December 31, 2017. The fair value of our debt as of both September 30, 2018, and December 31, 2017, is classified as Level 2.

Note 9. Equity

As of September 30, 2018, 450,000,000 shares of our common stock, par value $0.01 per share, were authorized; 139,453,420 shares were issued and outstanding; and 50,000,000 shares of our preferred stock, par value $0.01 per share, were authorized with no shares issued and outstanding.

On June 13, 2017, certain subsidiaries of OUTFRONT Media Inc. acquired the equity interests of certain subsidiaries of All Vision LLC (“All Vision”), which hold substantially all of All Vision’s outdoor advertising assets in Canada, and effectuated an amalgamation of All Vision’s Canadian business with our Canadian business (the “Transaction”) (see Note 12. Acquisitions). In connection with the Transaction, the Company issued 1,953,407 shares of Class A equity interests of a subsidiary of the Company that controls its Canadian business (“Outfront Canada”).

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)

The Class A equity interests are entitled to receive priority cash distributions from Outfront Canada at the same time and in the same per share amount as the dividends paid on shares of the Company’s common stock. The Class A equity interests may be redeemed by the holders in exchange for shares of the Company’s common stock on a one-for-one basis (subject to anti-dilution adjustments) or, at the Company’s option, cash equal to the then fair market value of the shares of the Company’s common stock commencing (i) one year after closing, with respect to 55% of the Class A equity interests, and (ii) 18 months after closing, with respect to the remaining 45% of the Class A equity interests. In connection with the Transaction, the Company has agreed to limitations on its ability to sell or otherwise dispose of the assets acquired from All Vision for a period of five years, unless it pays holders of the Class A equity interests in Outfront Canada an amount intended to approximate their resulting tax liability. During the nine months ended September 30, 2018, we made distributions of $2.0 million to holders of the Class A equity interests, which are recorded in Dividends on our Consolidated Statements of Equity and Consolidated Statements of Cash Flows. As of September 30, 2018, 183,354 Class A equity interests have been redeemed for shares of the Company’s common stock.

In the third quarter of 2018, we issued 7,442 shares of our common stock under the Outfront Media Inc. Amended and Restated Omnibus Stock Incentive Plan, valued at $0.1 million, to a consultant for services rendered.

On November 21, 2017, we entered into a sales agreement in connection with an “at-the-market” equity offering program (the “ATM Program”), under which we may, from time to time, issue and sell shares of our common stock up to an aggregate offering price of $300.0 million. We have no obligation to sell any of our common stock under the sales agreement and may at any time suspend solicitations and offers under the sales agreement. As of November 5, 2018, no shares of our common stock have been sold under the ATM Program, and accordingly, as of November 5, 2018, $300.0 million remained available to be sold under the sales agreement.

On October 23, 2018, we announced that our board of directors approved a quarterly cash dividend of $0.36 per share on our common stock, payable on December 31, 2018, to stockholders of record at the close of business on December 7, 2018.

Note 10. Revenues

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

We do not disclose the value of unsatisfied performance obligations for contracts with an original expected term of one year or less, which primarily represent the transaction price allocated to the remaining display period for unsatisfied transit franchise contracts. Unsatisfied performance obligations with an original expected term of over one year relate to multi-year marketing and multimedia rights agreements with customers of our Sports Marketing operating segment, the value of which is $77.7 million as of September 30, 2018, are expected to be satisfied over the next 5 years.

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

The following table summarizes revenues by source:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2018	2017	2018	2017
Billboard:
Static displays	$223.9	$216.6	$630.6	$623.7
Digital displays	57.4	46.3	152.6	123.6
Other	9.3	9.5	27.1	35.3
Billboard revenues	290.6	272.4	810.3	782.6
Transit:
Static displays	87.0	91.7	238.8	251.5
Digital displays	15.2	10.9	39.9	30.1
Other	9.6	8.8	27.2	25.3
Total transit revenues	111.8	111.4	305.9	306.9
Sports marketing and other	11.8	8.6	37.6	29.7
Transit and other revenues	123.6	120.0	343.5	336.6
Total revenues	$414.2	$392.4	$1,153.8	$1,119.2

Rental income was $281.3 million in the three months ended September 30, 2018, $262.9 million in the three months ended September 30, 2017, $783.2 million in the nine months ended September 30, 2018, and $747.3 million in the nine months ended September 30, 2017, and is recorded in Billboard revenues on the Consolidated Statement of Operations.

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)

The following table summarizes revenues by geography:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2018	2017	2018	2017
United States:
Billboard	$271.3	$254.9	$760.1	$739.2
Transit and other	108.4	108.1	296.7	298.0
Sports marketing and other	11.8	8.6	37.6	29.7
Total United States revenues	391.5	371.6	1,094.4	1,066.9
Canada	22.7	20.8	59.4	52.3
Total revenues	$414.2	$392.4	$1,153.8	$1,119.2

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

Note 11. Restructuring Charges

For the three months ended September 30, 2018, we recorded restructuring charges of $0.1 million, which was recorded in our U.S. Media segment for severance charges associated with the reorganization of various departments. For the three months ended September 30, 2017, we recorded restructuring charges of $1.6 million, of which $1.2 million was recorded in Other for severance charges primarily associated with the Transaction and $0.4 million was recorded in our U.S. Media segment for severance charges associated with the reorganization of our sales management and administrative functions. For the nine months ended September 30, 2018, we recorded restructuring charges of $1.4 million, of which $0.8 million was recorded in Other for severance charges associated with the reorganization of our Sports Marketing operating segment management team and $0.6 million was recorded in our U.S. Media segment for severance charges associated with the reorganization of various departments. For the nine months ended September 30, 2017, we recorded restructuring charges of $6.3 million, of which $4.0 million was recorded in Other for severance charges primarily associated with the Transaction and $2.3 million was recorded in our U.S. Media segment for severance charges associated with the reorganization of our sales management and administrative functions. As of September 30, 2018, $2.1 million in restructuring reserves remain outstanding and is included in Other current liabilities on the Consolidated Statement of Financial Position.

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)

Note 12. Acquisitions

In connection with the Transaction, the Company paid approximately $94.4 million for the assets, comprised of $50.0 million in cash and $44.4 million, or 1,953,407 shares, of Class A equity interests of Outfront Canada (see Note 9. Equity to the Consolidated Financial Statements), subject to post-closing adjustments (upward or downward) for closing date working capital and indebtedness, and for the achievement of certain operating income before depreciation and amortization targets relating to the acquired assets in 2017 and 2018. The issued Class A equity interests of Outfront Canada are redeemable non-controlling interests and are included in Non-controlling interests on our Consolidated Statement of Financial Position based on actual foreign currency exchange rates on the closing date of the Transaction compared to the negotiated foreign currency exchange rate used in the valuation described above.

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

We completed several acquisitions for a total purchase price of approximately $5.6 million in the nine months ended September 30, 2018, and including the Transaction, $107.4 million in the nine months ended September 30, 2017.

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

Note 13. Stock-Based Compensation

The following table summarizes our stock-based compensation expense for the three and nine months ended September 30, 2018 and 2017.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2018	2017	2018	2017
Restricted share units (“RSUs”) and performance-based RSUs (“PRSUs”)	$4.8	$5.1	$15.4	$15.9
Stock options	—	0.1	—	0.2
Stock-based compensation expense, before income taxes	4.8	5.2	15.4	16.1
Tax benefit	(0.4)	(0.6)	(1.1)	(1.6)
Stock-based compensation expense, net of tax	$4.4	$4.6	$14.3	$14.5

As of September 30, 2018, total unrecognized compensation cost related to non-vested RSUs and PRSUs was $25.4 million, which is expected to be recognized over a weighted average period of 2.0 years.

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)

RSUs and PRSUs

The following table summarizes activity for the nine months ended September 30, 2018, of RSUs and PRSUs issued to our employees.

	Activity	Weighted Average Per Share Grant Date Fair Market Value
Non-vested as of December 31, 2017	1,632,120	$24.43
Granted:
RSUs	837,517	21.43
PRSUs	383,913	21.52
Vested:
RSUs	(590,383)	24.38
PRSUs	(295,945)	24.75
Forfeitures:
RSUs	(87,604)	22.76
PRSUs	(123,843)	24.25
Non-vested as of September 30, 2018	1,755,775	22.42

Stock Options

The following table summarizes activity for the nine months ended September 30, 2018, of stock options issued to our employees.

	Activity	Weighted Average Exercise Price
Outstanding as of December 31, 2017	165,293	$20.69
Exercised	(23,446)	6.25
Outstanding as of September 30, 2018	141,847	23.08

Exercisable as of September 30, 2018	141,847	23.08

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)

Note 14. Retirement Benefits

The following table presents the components of net periodic pension cost and amounts recognized in other comprehensive income (loss) for our pension plans:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2018	2017	2018	2017
Components of net periodic pension cost:
Service cost	$0.3	$0.4	$1.1	$1.1
Interest cost	0.5	0.5	1.4	1.4
Expected return on plan assets	(0.5)	(0.5)	(1.6)	(1.6)
Amortization of net actuarial losses(a)	0.2	0.1	0.5	0.4
Amortization of transitional obligation	(0.1)	(0.1)	(0.1)	(0.1)
Net periodic pension cost	$0.4	$0.4	$1.3	$1.2

(a)	Reflects amounts reclassified from accumulated other comprehensive income to net income.

In the nine months ended September 30, 2018, we contributed $1.8 million to our pension plans. In 2018, we expect to contribute approximately $2.5 million to our pension plans.

Note 15. Income Taxes

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

In the three and nine months ended September 30, 2018 and 2017, our effective tax rate differed from the U.S. federal statutory income tax rate primarily due to our REIT status, including the dividends paid deduction, the impact of state and local taxes, and the effect of foreign operations.

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)

Note 16. Earnings Per Share (“EPS”)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2018	2017	2018	2017
Net income available for common stockholders, diluted	$46.8	$50.7	$50.7	$90.3
Less: Distributions to holders of Class A equity interests of a subsidiary	0.6	0.7	2.0	0.7
Net income available for common stockholders, basic	$46.2	$50.0	$48.7	$89.6

Weighted average shares for basic EPS	139.3	138.6	139.1	138.5
Dilutive potential shares from grants of RSUs, PRSUs and stock options(a)	0.3	0.3	0.3	0.4
Dilutive potential shares upon redemption of shares of Class A equity interests of a subsidiary(b)	1.9	2.0	—	0.8
Weighted average shares for diluted EPS	141.5	140.9	139.4	139.7

(a)
The potential impact of an aggregate 0.4 million granted RSUs, PRSUs and stock options in the three months ended September 30, 2018, 0.6 million in the three months ended September 30, 2017, 0.4 million in the nine months ended September 30, 2018, and 0.4 million in the nine months ended September 30, 2017, were antidilutive.

(b)
The potential impact of 1.9 million shares of Class A equity interests of Outfront Canada in the nine months ended September 30, 2018, was antidilutive. (See Note 9. Equity to the Consolidated Financial Statements.)

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

During the nine months ended September 30, 2018, several transit franchise contracts were renewed and/or awarded, resulting in additional guaranteed minimum annual payments. As of September 30, 2018, guaranteed minimum annual payments are as follows:

(in millions)	Guaranteed Minimum Annual Payments
2018	$60.3
2019	188.4
2020	166.7
2021	161.6
2022	159.6
2023 and thereafter	827.3
Total	$1,563.9

Letters of Credit

We have indemnification obligations with respect to letters of credit and surety bonds primarily used as security against non-performance in the normal course of business. As of September 30, 2018, the outstanding letters of credit were approximately $194.9 million and outstanding surety bonds were approximately $27.2 million, and were not recorded on the Consolidated Statements of Financial Position.

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

The following tables set forth our financial performance by segment.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2018	2017	2018	2017
Revenues:
U.S. Media	$379.7	$363.0	$1,056.8	$1,037.2
Other	34.5	29.4	97.0	82.0
Total revenues	$414.2	$392.4	$1,153.8	$1,119.2

We present Operating income before Depreciation, Amortization, Net gain (loss) on dispositions, Stock-based compensation, Restructuring charges and Impairment charges (“Adjusted OIBDA”) as the primary measure of profit and loss for our operating segments.

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2018	2017	2018	2017
Net income	$46.8	$50.7	$50.7	$90.3
(Benefit) provision for income taxes	1.0	2.0	2.4	(0.8)
Equity in earnings of investee companies, net of tax	(0.7)	(1.4)	(2.7)	(3.8)
Interest expense, net	32.0	29.2	93.0	85.9
Other income (expense), net	(0.2)	(0.2)	0.1	(0.3)
Operating income	78.9	80.3	143.5	171.3
Restructuring charges	0.1	1.6	1.4	6.3
Net gain on dispositions	(1.3)	(14.1)	(4.2)	(13.6)
Impairment charge	—	—	42.9	—
Depreciation and amortization	46.8	47.8	136.7	142.9
Stock-based compensation	4.8	5.2	15.4	16.1
Total Adjusted OIBDA	$129.3	$120.8	$335.7	$323.0

Adjusted OIBDA:
U.S. Media	$136.2	$129.2	$356.3	$349.9
Other	4.2	1.9	7.6	4.8
Corporate	(11.1)	(10.3)	(28.2)	(31.7)
Total Adjusted OIBDA	$129.3	$120.8	$335.7	$323.0

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2018	2017	2018	2017
Operating income (loss):
U.S. Media	$96.0	$100.7	$240.4	$232.1
Other	(1.2)	(4.9)	(53.3)	(13.0)
Corporate	(15.9)	(15.5)	(43.6)	(47.8)
Total operating income	$78.9	$80.3	$143.5	$171.3

Net gain on dispositions:
U.S. Media	$(1.1)	$(14.1)	$(4.0)	$(13.6)
Other	(0.2)	—	(0.2)	—
Total gain on dispositions	$(1.3)	$(14.1)	$(4.2)	$(13.6)

Impairment charge:
Other	$—	$—	$42.9	$—
Total impairment charge	$—	$—	$42.9	$—

Depreciation and amortization:
U.S. Media	$41.2	$42.2	$119.3	$129.1
Other	5.6	5.6	17.4	13.8
Total depreciation and amortization	$46.8	$47.8	$136.7	$142.9

Capital expenditures:
U.S. Media	$14.0	$15.1	$54.0	$54.6
Other	1.7	1.3	8.1	4.0
Total capital expenditures	$15.7	$16.4	$62.1	$58.6

	As of
(in millions)	September 30, 2018	December 31, 2017
Assets:
U.S. Media	$3,582.0	$3,528.8
Other	209.4	263.8
Corporate	24.6	15.6
Total assets	$3,816.0	$3,808.2

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)

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

	As of September 30, 2018
(in millions)	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Current assets:
Cash and cash equivalents	$—	$19.9	$7.3	$29.5	$—	$56.7
Receivables, less allowance	—	—	50.2	231.9	(21.3)	260.8
Other current assets	—	1.1	174.0	87.9	(150.5)	112.5
Total current assets	—	21.0	231.5	349.3	(171.8)	430.0
Property and equipment, net	—	—	606.8	50.7	—	657.5
Goodwill	—	—	2,059.9	22.7	—	2,082.6
Intangible assets	—	—	485.1	62.9	—	548.0
Investment in subsidiaries	1,081.4	3,241.6	246.5	—	(4,569.5)	—
Prepaid MTA equipment deployment costs	—	—	33.3	—	—	33.3
Other assets	—	2.5	58.9	3.2	—	64.6
Intercompany	—	—	123.9	144.1	(268.0)	—
Total assets	$1,081.4	$3,265.1	$3,845.9	$632.9	$(5,009.3)	$3,816.0

Total current liabilities	$—	$25.2	$354.0	$191.0	$(171.8)	$398.4
Long-term debt, net	—	2,158.5	—	—	—	2,158.5
Deferred income tax liabilities, net	—	—	—	19.8	—	19.8
Asset retirement obligation	—	—	29.9	4.7	—	34.6
Deficit in excess of investment of subsidiaries	—	—	2,160.2	—	(2,160.2)	—
Other liabilities	—	—	76.3	4.7	—	81.0
Intercompany	—	—	144.1	123.9	(268.0)	—
Total liabilities	—	2,183.7	2,764.5	344.1	(2,600.0)	2,692.3
Total stockholders’ equity	1,081.4	1,081.4	1,081.4	246.5	(2,409.3)	1,081.4
Non-controlling interests	—	—	—	42.3	—	42.3
Total equity	1,081.4	1,081.4	1,081.4	288.8	(2,409.3)	1,123.7
Total liabilities and equity	$1,081.4	$3,265.1	$3,845.9	$632.9	$(5,009.3)	$3,816.0

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

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)

	Three Months Ended September 30, 2018
(in millions)	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Billboard	$—	$—	$271.1	$19.5	$—	$290.6
Transit and other	—	—	120.3	3.3	—	123.6
Total revenues	—	—	391.4	22.8	—	414.2
Expenses:
Operating	—	—	202.6	12.7	—	215.3
Selling, general and administrative	0.4	0.1	71.1	2.8	—	74.4
Restructuring charges	—	—	0.1	—	—	0.1
Net gain on dispositions	—	—	(1.1)	(0.2)	—	(1.3)
Impairment charge	—	—	—	—	—	—
Depreciation	—	—	18.1	2.9	—	21.0
Amortization	—	—	23.4	2.4	—	25.8
Total expenses	0.4	0.1	314.2	20.6	—	335.3
Operating income (loss)	(0.4)	(0.1)	77.2	2.2	—	78.9
Interest expense, net	—	(30.1)	(1.0)	(0.9)	—	(32.0)
Other income, net	—	—	—	0.2	—	0.2
Income (loss) before benefit (provision) for income taxes and equity in earnings of investee companies	(0.4)	(30.2)	76.2	1.5	—	47.1
Benefit (provision) for income taxes	—	—	(1.6)	0.6	—	(1.0)
Equity in earnings of investee companies, net of tax	47.2	77.4	(27.4)	0.4	(96.9)	0.7
Net income	$46.8	$47.2	$47.2	$2.5	$(96.9)	$46.8

Net income	$46.8	$47.2	$47.2	$2.5	$(96.9)	$46.8
Total other comprehensive income, net of tax	1.7	1.7	1.7	1.7	(5.1)	1.7
Total comprehensive income	$48.5	$48.9	$48.9	$4.2	$(102.0)	$48.5

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)

	Three Months Ended September 30, 2017
(in millions)	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Billboard	$—	$—	$254.6	$17.8	$—	$272.4
Transit and other	—	—	116.7	3.3	—	120.0
Total revenues	—	—	371.3	21.1	—	392.4
Expenses:
Operating	—	—	198.9	13.7	—	212.6
Selling, general and administrative	0.4	—	61.1	2.7	—	64.2
Restructuring charges	—	—	0.7	0.9	—	1.6
Net gain on dispositions	—	—	(14.1)	—	—	(14.1)
Depreciation	—	—	18.9	3.4	—	22.3
Amortization	—	—	23.6	1.9	—	25.5
Total expenses	0.4	—	289.1	22.6	—	312.1
Operating income (loss)	(0.4)	—	82.2	(1.5)	—	80.3
Interest expense, net	—	(28.7)	(0.1)	(0.4)	—	(29.2)
Other income, net	—	—	—	0.2	—	0.2
Income (loss) before benefit (provision) for income taxes and equity in earnings of investee companies	(0.4)	(28.7)	82.1	(1.7)	—	51.3
Benefit (provision) for income taxes	—	—	(2.8)	0.8	—	(2.0)
Equity in earnings of investee companies, net of tax	51.1	79.8	(28.2)	0.2	(101.5)	1.4
Net income (loss)	$50.7	$51.1	$51.1	$(0.7)	$(101.5)	$50.7

Net income (loss)	$50.7	$51.1	$51.1	$(0.7)	$(101.5)	$50.7
Total other comprehensive income, net of tax	8.3	8.3	8.3	8.3	(24.9)	8.3
Total comprehensive income	$59.0	$59.4	$59.4	$7.6	$(126.4)	$59.0

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)

	Nine Months Ended September 30, 2018
(in millions)	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Billboard	$—	$—	$759.6	$50.7	$—	$810.3
Transit and other	—	—	334.4	9.1	—	343.5
Total revenues	—	—	1,094.0	59.8	—	1,153.8
Expenses:
Operating	—	—	585.3	39.1	—	624.4
Selling, general and administrative	1.2	0.2	202.1	5.6	—	209.1
Restructuring charges	—	—	1.4	—	—	1.4
Net gain on dispositions	—	—	(4.0)	(0.2)	—	(4.2)
Impairment charge	—	—	—	42.9	—	42.9
Depreciation	—	—	53.6	9.8	—	63.4
Amortization	—	—	67.0	6.3	—	73.3
Total expenses	1.2	0.2	905.4	103.5	—	1,010.3
Operating income (loss)	(1.2)	(0.2)	188.6	(43.7)	—	143.5
Interest expense, net	—	(88.1)	(2.8)	(2.1)	—	(93.0)
Other expense, net	—	—	—	(0.1)	—	(0.1)
Income (loss) before benefit (provision) for income taxes and equity in earnings of investee companies	(1.2)	(88.3)	185.8	(45.9)	—	50.4
Benefit (provision) for income taxes	—	—	(4.1)	1.7	—	(2.4)
Equity in earnings of investee companies, net of tax	51.9	140.2	(129.8)	0.8	(60.4)	2.7
Net income (loss)	$50.7	$51.9	$51.9	$(43.4)	$(60.4)	$50.7

Net income (loss)	$50.7	$51.9	$51.9	$(43.4)	$(60.4)	$50.7
Total other comprehensive loss, net of tax	(9.2)	(9.2)	(9.2)	(9.2)	27.6	(9.2)
Total comprehensive income (loss)	$41.5	$42.7	$42.7	$(52.6)	$(32.8)	$41.5

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

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)

	Nine Months Ended September 30, 2018
(in millions)	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash flow provided by (used for) operating activities	$(1.2)	$(74.5)	$216.2	$(3.1)	$—	$137.4
Investing activities:
Capital expenditures	—	—	(52.5)	(9.6)	—	(62.1)
Acquisitions	—	—	(5.6)	—	—	(5.6)
MTA franchise rights	—	—	(9.4)	—	—	(9.4)
Net proceeds from dispositions	—	—	5.7	0.3	—	6.0
Net cash flow used for investing activities	—	—	(61.8)	(9.3)	—	(71.1)
Financing activities:
Proceeds from long-term debt borrowings	—	89.0	—	—	—	89.0
Repayments of long-term debt borrowings	—	(79.0)	—	—	—	(79.0)
Proceeds from borrowings under short-term debt facilities	—	—	75.0	125.0	—	200.0
Repayments of borrowings under short-term debt facilities	—	—	—	(105.0)	—	(105.0)
Payments of deferred financing costs	—	(0.1)	—	(0.1)	—	(0.2)
Taxes withheld for stock-based compensation	—	—	(8.2)	—	—	(8.2)
Dividends	(150.9)	—	—	(2.0)	—	(152.9)
Intercompany	152.1	74.3	(216.2)	(10.2)	—	—
Net cash flow provided by (used for) financing activities	1.2	84.2	(149.4)	7.7	—	(56.3)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	—	—	(0.2)	—	(0.2)
Net increase (decrease) in cash, cash equivalents and restricted cash	—	9.7	5.0	(4.9)	—	9.8
Cash, cash equivalents and restricted cash at beginning of period	—	10.2	3.7	34.4	—	48.3
Cash, cash equivalents and restricted cash at end of period	$—	$19.9	$8.7	$29.5	$—	$58.1

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)

	Nine Months Ended September 30, 2017
(in millions)	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash flow provided by (used for) operating activities	$(1.2)	$(73.0)	$229.1	$27.7	$—	$182.6
Investing activities:
Capital expenditures	—	—	(53.7)	(4.9)	—	(58.6)
Acquisitions	—	—	(11.2)	(51.6)	—	(62.8)
Net proceeds from dispositions	—	—	1.6	—	—	1.6
Net cash flow used for investing activities	—	—	(63.3)	(56.5)	—	(119.8)
Financing activities:
Proceeds from long-term debt borrowings	—	8.3	—	—	—	8.3
Proceeds from borrowings under short-term debt facilities	—	90.0	—	133.0	—	223.0
Repayments of borrowings under short-term debt facilities	—	(90.0)	—	(60.0)	—	(150.0)
Payments of deferred financing costs	—	(7.5)	—	(0.2)	—	(7.7)
Proceeds from stock option exercises	1.2	—	—	—	—	1.2
Earnout payment related to prior acquisition	—	—	(2.0)	—	—	(2.0)
Taxes withheld for stock-based compensation	—	—	(8.2)	—	—	(8.2)
Dividends	(150.3)	—	(0.7)	—	—	(151.0)
Intercompany	150.3	65.4	(187.6)	(28.1)	—	—
Other	—	—	(0.2)	—	—	(0.2)
Net cash flow provided by (used for) financing activities	1.2	66.2	(198.7)	44.7	—	(86.6)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	—	—	0.6	—	0.6
Net increase (decrease) in cash, cash equivalents and restricted cash	—	(6.8)	(32.9)	16.5	—	(23.2)
Cash, cash equivalents and restricted cash at beginning of period	—	11.4	35.8	18.0	—	65.2
Cash, cash equivalents and restricted cash at end of period	$—	$4.6	$2.9	$34.5	$—	$42.0

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

Overview

OUTFRONT Media is a real estate investment trust (“REIT”), which provides advertising space (“displays”) on out-of-home advertising structures and sites in the United States (the “U.S.”) and Canada. We manage our operations through three operating segments—(1) U.S. Billboard and Transit, which is included in our U.S. Media reportable segment, (2) International and (3) Sports Marketing. International and Sports Marketing do not meet the criteria to be a reportable segment and accordingly, are both included in Other (see Note 18. Segment Information to the Consolidated Financial Statements).

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

U.S. Media. Our U.S. Media segment generated 22% of its revenues in the New York City metropolitan area in the three months ended September 30, 2018, 23% in the three months ended September 30, 2017, 22% in the nine months ended September 30, 2018 and 23% in the nine months ended September 30, 2017, and generated 17% in the Los Angeles metropolitan area in the three months ended September 30, 2018 and 16% in the three months ended September 30, 2017, and 16% in each of the nine months ended September 30, 2018 and 2017. In the three months ended September 30, 2018, our U.S. Media segment generated $379.7 million of Revenues and $136.2 million of Operating income before Depreciation, Amortization, Net (gain) loss on dispositions, Stock-based compensation, Restructuring charges and Impairment charges (“Adjusted OIBDA”). In the three months ended September 30, 2017, our U.S. Media segment generated $363.0 million of Revenues and $129.2 million of Adjusted OIBDA. In the nine months ended September 30, 2018, our U.S. Media segment generated $1,056.8 million of Revenues and $356.3 million of Adjusted OIBDA. In the nine months ended September 30, 2017, our U.S. Media segment generated $1,037.2 million of Revenues and $349.9 million of Adjusted OIBDA. (See the “Segment Results of Operations” section of this MD&A.)

Other (includes International and Sports Marketing). In the three months ended September 30, 2018, Other generated $34.5 million of Revenues and $4.2 million of Adjusted OIBDA. In the three months ended September 30, 2017, Other generated $29.4 million of Revenues and $1.9 million of Adjusted OIBDA. In the nine months ended September 30, 2018, Other generated $97.0 million of Revenues and $7.6 million of Adjusted OIBDA. In the nine months ended September 30, 2017, Other generated $82.0 million of Revenues and $4.8 million of Adjusted OIBDA.

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

We have built or converted 41 new digital billboard displays in the United States and 27 in Canada during the nine months ended September 30, 2018. Additionally, in the nine months ended September 30, 2018, we installed 54 small-format digital displays and entered into marketing arrangements to sell advertising on 20 third-party digital billboard displays in the U.S. and one third-party digital billboard display in Canada. In the nine months ended September 30, 2018, we have built, converted or replaced 696 digital transit and other displays in the United States. The following table sets forth information regarding our digital displays.

	Digital Revenues (in millions) for the Nine Months Ended September 30, 2018(a)			Number of Digital Displays as of September 30, 2018(a)
Location	Digital Billboard	Digital Transit and Other	Total Digital Revenues	Digital Billboard Displays	Digital Transit and Other Displays	Total Digital Displays	Percentage of Total Digital Displays
United States	$135.5	$39.8	$175.3	937	1,868	2,805	92%
Canada	17.1	0.1	17.2	182	58	240	8
Total	$152.6	$39.9	$192.5	1,119	1,926	3,045	100%

(a)
Digital revenue and digital display amounts (1) include displays reserved for transit agency use and (2) exclude: (i) all revenues and displays under our multimedia rights agreements with colleges, universities and other educational institutions; and (ii) 1,649 MetroCard vending machine digital screens. Our number of digital displays is impacted by acquisitions, dispositions, management agreements, the net effect of new and lost billboards, and the net effect of won and lost franchises in the period.

Our revenues and profits may fluctuate due to seasonal advertising patterns and influences on advertising markets. Typically, our revenues and profits are highest in the fourth quarter, during the holiday shopping season, and lowest in the first quarter, as advertisers cut back on spending following the holiday shopping season.

We have a diversified base of customers across various industries. During the three months ended September 30, 2018, our largest categories of advertisers were television, retail and computers/internet, each of which represented approximately 8% of our total U.S. Media segment revenues, respectively. During the three months ended September 30, 2017, our largest categories of advertisers were television, retail and healthcare/pharmaceuticals, which represented approximately 9%, 8% and 7% of our total U.S. Media segment revenues, respectively. During the nine months ended September 30, 2018, our largest categories of advertisers were retail, computers/internet and television, each of which represented approximately 8% of our total U.S. Media segment revenues, respectively. During the nine months ended September 30, 2017, our largest categories of advertisers were retail, television and healthcare/pharmaceuticals, each of which represented approximately 8% of our total U.S. Media segment revenues, respectively.

Our large-scale portfolio allows our customers to reach a national audience and also provides the flexibility to tailor campaigns to specific regions or markets. In the three months ended September 30, 2018 we generated approximately 46% of our U.S. Media segment revenues from national advertising campaigns compared to approximately 48% in the same prior-year period. In the nine months ended September 30, 2018, we generated approximately 43% of our U.S. Media segment revenues from national advertising campaigns compared to approximately 45% in the same prior-year period.

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

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
(in millions, except percentages)	2018	2017	Change	2018	2017	Change
Revenues	$414.2	$392.4	6%	$1,153.8	$1,119.2	3%
Organic revenues(a)(b)	412.4	391.6	5	1,139.8	1,115.8	2
Operating income	78.9	80.3	(2)	143.5	171.3	(16)
Adjusted OIBDA(b)	129.3	120.8	7	335.7	323.0	4
Adjusted OIBDA(b) margin	31%	31%		29%	29%
Funds from operations (“FFO”)(b)	85.2	78.2	9	204.6	201.8	1
Adjusted FFO (“AFFO”)(b)	86.4	78.2	10	201.7	194.8	4
Net income	46.8	50.7	(8)	50.7	90.3	(44)

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

Reconciliation of Non-GAAP Financial Measures

The following table reconciles Operating income to Adjusted OIBDA, and Net income to FFO and AFFO.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions, except per share amounts)	2018	2017	2018	2017
Total revenues	$414.2	$392.4	$1,153.8	$1,119.2

Operating income	$78.9	$80.3	$143.5	$171.3
Restructuring charges	0.1	1.6	1.4	6.3
Net gain on dispositions	(1.3)	(14.1)	(4.2)	(13.6)
Impairment charge	—	—	42.9	—
Depreciation	21.0	22.3	63.4	68.3
Amortization	25.8	25.5	73.3	74.6
Stock-based compensation	4.8	5.2	15.4	16.1
Adjusted OIBDA	$129.3	$120.8	$335.7	$323.0
Adjusted OIBDA margin	31%	31%	29%	29%

Net income	$46.8	$50.7	$50.7	$90.3
Depreciation of billboard advertising structures	16.9	19.1	51.0	59.1
Amortization of real estate-related intangible assets	10.6	11.7	31.8	36.1
Amortization of direct lease acquisition costs	11.9	10.6	31.7	29.5
Net gain on disposition of real estate assets	(1.3)	(14.1)	(4.2)	(13.6)
Impairment charge	—	—	42.9	—
Adjustment related to equity-based investments	0.1	0.2	0.2	0.4
Income tax effect of adjustments(a)	0.2	—	0.5	—
FFO	$85.2	$78.2	$204.6	$201.8

FFO per weighted average shares outstanding, diluted	$0.60	$0.56	$1.47	$1.44

FFO	$85.2	$78.2	$204.6	$201.8
Non-cash portion of income taxes	(0.3)	(1.3)	(4.8)	(7.4)
Cash paid for direct lease acquisition costs	(9.7)	(9.7)	(30.2)	(30.0)
Maintenance capital expenditures	(3.5)	(4.8)	(13.6)	(17.4)
Restructuring charges	0.1	1.6	1.4	6.3
Other depreciation	4.1	3.2	12.4	9.2
Other amortization	3.3	3.2	9.8	9.0
Stock-based compensation	4.8	5.2	15.4	16.1
Non-cash effect of straight-line rent	0.4	0.9	0.9	1.9
Accretion expense	0.6	0.6	1.8	1.8
Amortization of deferred financing costs	1.4	1.4	4.2	4.6
Income tax effect of adjustments(b)	—	(0.3)	(0.2)	(1.1)
AFFO	$86.4	$78.2	$201.7	$194.8

AFFO per weighted average shares outstanding, diluted	$0.61	$0.56	$1.45	$1.39

Net income per common share, diluted	$0.33	$0.36	$0.35	$0.65

Weighted average shares outstanding, diluted	141.5	140.9	139.4	139.7

(a)	Income tax effect related to Net gain on disposition of real estate assets.

(b)	Income tax effect related to Restructuring charges.

FFO in the three months ended September 30, 2018, of $85.2 million increased $7.0 million, or 9%, compared to the same prior-year period, primarily due to higher net income, as adjusted for non-cash items. AFFO in the three months ended September 30, 2018, of $86.4 million increased $8.2 million, or 10%, compared to the same prior-year period, primarily due to net income, as adjusted for non-cash items, and lower maintenance capital expenditures, partially offset by lower restructuring charges. FFO in the nine months ended September 30, 2018, of $204.6 million increased $2.8 million, or 1%, compared to the same prior-year period, primarily due to higher net income, as adjusted for non-cash items. AFFO in the nine months ended September 30, 2018, of $201.7 million increased $6.9 million, or 4%, compared to the same prior-year period, primarily due to higher net income, as adjusted for non-cash items and lower maintenance capital expenditures, partially offset by lower restructuring charges.

Analysis of Results of Operations

Revenues

We derive Revenues primarily from providing advertising space to customers on our advertising structures and sites. Our contracts with customers generally cover periods ranging from four weeks to one year. Revenues from billboard displays are recognized as rental income on a straight-line basis over the contract term. Transit and other revenues are recognized over the contract period. (See Note 10. Revenues to the Consolidated Financial Statements.)

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
(in millions, except percentages)	2018	2017	Change	2018	2017	Change
Revenues:
Billboard	$290.6	$272.4	7%	$810.3	$782.6	4%
Transit and other	123.6	120.0	3	343.5	336.6	2
Total revenues	414.2	392.4	6	1,153.8	1,119.2	3

Organic revenues(a):
Billboard	$290.6	$271.7	7	$801.9	$779.1	3
Transit and other	121.8	119.9	2	337.9	336.7	—
Total organic revenues(a)	412.4	391.6	5	1,139.8	1,115.8	2
Non-organic revenues:
Billboard	—	0.7	*	8.4	3.5	140
Transit and other	1.8	0.1	*	5.6	(0.1)	*
Total non-organic revenues	1.8	0.8	125	14.0	3.4	*
Total revenues	$414.2	$392.4	6	$1,153.8	$1,119.2	3

•	Calculation is not meaningful.

(a)
Organic revenues exclude revenues associated with a significant acquisition, the impact of a new accounting standard (See Note 2. New Accounting Standards to the Consolidated Financial Statements) and the impact of foreign currency exchange rates (“non-organic revenues”).

Total revenues increased by $21.8 million, or 6%, and organic revenues increased $20.8 million, or 5%, in the three months ended September 30, 2018, compared to the same prior-year period. Total revenues increased by $34.6 million, or 3%, and organic revenues increased $24.0 million, or 2%, in the nine months ended September 30, 2018, compared to the same prior-year period.

In the three months ended September 30, 2018, non-organic revenues reflect the impact of a new accounting standard (see Note 2. New Accounting Standards to the Consolidated Financial Statements). In the three months ended September 30, 2017, non-organic revenues reflect the impact of foreign currency exchange rates. In the nine months ended September 30, 2018, non-organic revenues reflect an acquisition and the impact of a new accounting standard (see Note 2. New Accounting Standards to the Consolidated Financial Statements). In the nine months ended September 30, 2017, non-organic revenues reflect an acquisition and the impact of foreign currency exchange rates.

Total billboard revenues increased $18.2 million, or 7%, in the three months ended September 30, 2018, compared to the same prior-year period, principally driven by an increase in average revenue per display (yield), the conversion of traditional static billboard displays to digital billboard displays and the impact in 2017 of hurricanes in the Florida and Texas markets, partially offset by lower proceeds from condemnations. Total billboard revenues increased $27.7 million, or 4%, in the nine months ended September 30, 2018, compared to the same prior-year period, principally driven by the conversion of traditional static billboard displays to digital billboard displays, an increase in average revenue per display (yield) and the impact of the Transaction, partially offset by lower proceeds from condemnations.

Organic billboard revenues in the three months ended September 30, 2018, increased $18.9 million, or 7%, compared to the same prior-year period, due to an increase in average revenue per display (yield) and the conversion of traditional static billboard displays to digital billboard displays, as discussed above, partially offset by lower proceeds from condemnations. Organic billboard revenues in the nine months ended September 30, 2018, increased $22.8 million, or 3%, compared to the same prior-year period, due to the conversion of traditional static billboard displays to digital billboard displays and an increase in average revenue per display (yield), as discussed above, partially offset by lower proceeds from condemnations.

Total transit and other revenues increased $3.6 million, or 3%, in the three months ended September 30, 2018, compared to the same prior-year period, driven by growth in digital displays and the impact of a new accounting standard on our Sports Marketing operating segment, partially offset by a decline of advertising revenues from national accounts. Total transit and other revenues increased $6.9 million, or 2%, in the nine months ended September 30, 2018, compared to the same prior-year period, driven by growth in digital displays and the impact of a new accounting standard on our Sports Marketing operating segment, partially offset by a decline of advertising revenues from national accounts.

The increase in organic transit and other revenues in the three months ended September 30, 2018, compared to the same prior-year period, is due to growth in digital displays, partially offset by a decline of advertising revenues from national accounts. The increase in organic transit and other revenues in the nine months ended September 30, 2018, compared to the same prior-year period, is due to growth in digital displays, partially offset by a decline of advertising revenues from national accounts.

Expenses

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
(in millions, except percentages)	2018	2017	Change	2018	2017	Change
Expenses:
Operating	$215.3	$212.6	1%	$624.4	$617.8	1%
Selling, general and administrative	74.4	64.2	16	209.1	194.5	8
Restructuring charges	0.1	1.6	(94)	1.4	6.3	(78)
Net (gain) loss on dispositions	(1.3)	(14.1)	(91)	(4.2)	(13.6)	(69)
Impairment charge	—	—	*	42.9	—	*
Depreciation	21.0	22.3	(6)	63.4	68.3	(7)
Amortization	25.8	25.5	1	73.3	74.6	(2)
Total expenses	$335.3	$312.1	7	$1,010.3	$947.9	7

*	Calculation is not meaningful.

Operating Expenses

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
(in millions, except percentages)	2018	2017	Change	2018	2017	Change
Operating expenses:
Billboard property lease	$96.1	$93.8	2%	$284.1	$275.2	3%
Transit franchise	57.8	62.3	(7)	164.3	175.5	(6)
Posting, maintenance and other	61.4	56.5	9	176.0	167.1	5
Total operating expenses	$215.3	$212.6	1	$624.4	$617.8	1

Billboard property lease expenses represented 33% of billboard revenues in the three months ended September 30, 2018 and 34% in the same prior-year period. Billboard property lease expenses represented 35% of billboard revenues in each of the nine months ended September 30, 2018 and 2017.

Transit franchise expenses represented 57% of transit display revenues in the three months ended September 30, 2018 and 62% in the same prior-year period. The decrease in transit franchise expenses in the three months ended September 30, 2018, compared to the same prior-year period, was primarily due to the terms of the new New York Metropolitan Transportation Authority (“MTA”) transit franchise agreement. Transit franchise expenses represented 59% of transit display revenues in the nine months ended September 30, 2018 and 63% in the same prior-year period. The decrease in transit franchise expenses in the nine months ended September 30, 2018, compared to the same prior-year period, was primarily due to the terms of the new MTA transit franchise agreement.

Billboard property lease and transit franchise expenses decreased by $2.2 million in the three months ended September 30, 2018, compared to the same prior-year period. Billboard property lease and transit franchise expenses decreased by $2.3 million in the nine months ended September 30, 2018, compared to the same prior-year period.

Posting, maintenance and other expenses increased $4.9 million, or 9%, in the three months ended September 30, 2018, compared to the same prior-year period, primarily due to the impact of a new accounting standard on our Sports Marketing operating segment (see Note 2. New Accounting Standards to the Consolidated Financial Statements). Posting, maintenance and other expenses increased $8.9 million, or 5%, in the nine months ended September 30, 2018, compared to the same prior-year period, primarily due to the impact of a new accounting standard on our Sports Marketing operating segment (see Note 2. New Accounting Standards to the Consolidated Financial Statements).

Selling, General and Administrative Expenses (“SG&A”)

SG&A expenses represented 18% of Revenues in the three months ended September 30, 2018, and 16% in the three months ended September 30, 2017. SG&A expenses increased $10.2 million, or 16%, in the three months ended September 30, 2018, compared to the same prior-year period, primarily due to higher compensation and other employee-related costs, higher professional fees and higher strategic business development costs. SG&A expenses represented 18% of Revenues in the nine months ended September 30, 2018, and 17% in the nine months ended September 30, 2017. SG&A expenses increased $14.6 million, 8%, in the nine months ended September 30, 2018, compared to the same prior-year period, primarily due to higher compensation and other employee-related costs and higher strategic business development costs, partially offset by lower bad debt expense.

Net Gain on Dispositions

Net gain on dispositions was $1.3 million for the three months ended September 30, 2018, compared to $14.1 million for the same prior-year period. Net gain on dispositions was $4.2 million for the nine months ended September 30, 2018, compared to $13.6 million for the same prior-year period. We recorded a net gain on disposition of $2.7 million in the second quarter of 2018, related to the sale of an office building in the Los Angeles, California, market. Net gain on dispositions in the three and nine months ended September 30, 2017, includes a non-cash gain of $13.2 million from the acquisition of digital billboards in the Boston, Massachusetts, DMA in exchange for static billboards in four non-metropolitan market clusters.

Impairment Charge

As a result of the impairment analysis performed during the second quarter of 2018, we determined that the carrying value of our Canadian reporting unit exceeded its fair value and we recorded an impairment charge of $42.9 million in the Consolidated Statements of Operations.

Depreciation

Depreciation decreased $1.3 million, or 6%, in the three months ended September 30, 2018, compared to the same prior-year period, primarily due to the increase in fully-depreciated advertising billboards, partially offset by higher depreciation as a result of an increased number of digital billboards. Depreciation decreased $4.9 million, or 7%, in the nine months ended September 30, 2018, compared to the same prior-year period, primarily due to the increase in fully-depreciated advertising billboards, partially offset by higher depreciation as a result of an increased number of digital billboards.

Amortization

Amortization increased $0.3 million, or 1%, in the three months ended September 30, 2018, compared to the same prior-year period, principally driven by higher direct lease acquisition costs, partially offset by lower amortization of intangible assets.

Amortization of direct lease acquisition costs was $11.9 million in the three months ended September 30, 2018 and $10.6 million in the three months ended September 30, 2017. Capitalized direct lease acquisition costs were $11.9 million in the three months ended September 30, 2018 and $10.2 million in the three months ended September 30, 2017. Amortization decreased $1.3 million, or 2%, in the nine months ended September 30, 2018, compared to the same prior-year period, principally driven by lower amortization of intangible assets, partially offset by higher direct lease acquisition costs. Amortization of direct lease acquisition costs was $31.7 million in the nine months ended September 30, 2018 and $29.5 million in the nine months ended September 30, 2017. Capitalized direct lease acquisition costs were $31.7 million in the nine months ended September 30, 2018 and $29.1 million in the nine months ended September 30, 2017.

Interest Expense, Net

Interest expense, net, was $32.0 million (including $1.4 million of deferred financing costs) in the three months ended September 30, 2018, and $29.2 million (including $1.4 million of deferred financing costs) in the same prior-year period. The increase in Interest expense, net, was primarily due to higher interest rates, a higher outstanding average debt balance and letter of credit facility fees associated with the new MTA transit franchise agreement in 2018. Interest expense, net, was $93.0 million (including $4.2 million of deferred financing costs) in the nine months ended September 30, 2018, and $85.9 million (including $4.6 million of deferred financing costs) in the same prior-year period. The increase in Interest expense, net, was primarily due to higher interest rates, a higher outstanding average debt balance and letter of credit facility fees associated with the new MTA transit franchise agreement in 2018. (See the “Liquidity and Capital Resources” section of this MD&A.)

Benefit (Provision) for Income Taxes

The provision for income taxes was $1.0 million in the three months ended September 30, 2018, compared to $2.0 million in the same prior-year period. The provision for income taxes was $2.4 million in the nine months ended September 30, 2018, compared to a benefit for income taxes of $0.8 million in the same prior-year period. The increase in provision for income taxes in the nine months ended September 30, 2018, was primarily due to a lower deferred tax benefit related to book tax depreciation differences, as well as taxes on built-in gains on properties sold in 2018 by our qualified REIT subsidiaries.

Net Income

Net income was $46.8 million in the three months ended September 30, 2018, a decrease of $3.9 million compared to the same prior-year period. Net income was $50.7 million in the nine months ended September 30, 2018, a decrease of $39.6 million compared to the same prior-year period, due primarily to a impairment charge of $42.9 million recorded in the second quarter of 2018 related to our Canadian reporting unit (see the “Critical Accounting Policies” section of this MD&A).

Segment Results of Operations

We present Adjusted OIBDA as the primary measure of profit and loss for our reportable segments. (See the “Key Performance Indicators” section of this MD&A and Note 18. Segment Information to the Consolidated Financial Statements.)

We manage our operations through three operating segments—(1) U.S. Billboard and Transit, which is included in our U.S. Media reportable segment, (2) International and (3) Sports Marketing. International and Sports Marketing do not meet the criteria to be a reportable segment and accordingly, are both included in Other. Our segment reporting therefore includes U.S. Media and Other.

The following table presents our Revenues, Adjusted OIBDA and Operating income (loss) by segment in the three and nine months ended September 30, 2018 and 2017.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2018	2017	2018	2017
Revenues:
U.S. Media	$379.7	$363.0	$1,056.8	$1,037.2
Other	34.5	29.4	97.0	82.0
Total revenues	414.2	392.4	1,153.8	1,119.2

Operating income	$78.9	$80.3	$143.5	$171.3
Restructuring charges	0.1	1.6	1.4	6.3
Net gain on dispositions	(1.3)	(14.1)	(4.2)	(13.6)
Impairment charge	—	—	42.9	—
Depreciation	21.0	22.3	63.4	68.3
Amortization	25.8	25.5	73.3	74.6
Stock-based compensation	4.8	5.2	15.4	16.1
Total Adjusted OIBDA	$129.3	$120.8	$335.7	$323.0

Adjusted OIBDA:
U.S. Media	$136.2	$129.2	$356.3	$349.9
Other	4.2	1.9	7.6	4.8
Corporate	(11.1)	(10.3)	(28.2)	(31.7)
Total Adjusted OIBDA	$129.3	$120.8	$335.7	$323.0

Operating income (loss):
U.S. Media	$96.0	$100.7	$240.4	$232.1
Other	(1.2)	(4.9)	(53.3)	(13.0)
Corporate	(15.9)	(15.5)	(43.6)	(47.8)
Total operating income	$78.9	$80.3	$143.5	$171.3

U.S. Media

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
(in millions, except percentages)	2018	2017	Change	2018	2017	Change
Revenues:
Billboard	$271.3	$254.9	6%	$760.1	$739.2	3%
Transit and other	108.4	108.1	—	296.7	298.0	—
Total revenues	379.7	363.0	5	1,056.8	1,037.2	2
Operating expenses	(192.2)	(191.4)	—	(557.0)	(558.6)	—
SG&A expenses	(51.3)	(42.4)	21	(143.5)	(128.7)	11
Adjusted OIBDA	$136.2	$129.2	5	$356.3	$349.9	2
Adjusted OIBDA margin	36%	36%		34%	34%

Operating income	$96.0	$100.7	(5)	$240.4	$232.1	4
Restructuring charges	0.1	0.4	(75)	0.6	2.3	(74)
Net gain on dispositions	(1.1)	(14.1)	(92)	(4.0)	(13.6)	(71)
Depreciation and amortization	41.2	42.2	(2)	119.3	129.1	(8)
Adjusted OIBDA	$136.2	$129.2	5	$356.3	$349.9	2

Total U.S. Media segment revenues increased $16.7 million, or 5%, in the three months ended September 30, 2018, compared to the same prior-year period. Total U.S. Media segment revenues increased $19.6 million, or 2%, in the nine months ended September 30, 2018, compared to the same prior-year period.

Total U.S. Media segment revenue increased 5% in the three months ended September 30, 2018, reflecting an increase in average revenue per display (yield) in billboards, the conversion of traditional static billboard and transit displays to digital displays, and the impact in 2017 of hurricanes in the Florida and Texas markets, partially offset by lower proceeds from condemnations. In the three months ended September 30, 2018, we generated approximately 46% of our U.S. Media segment revenues from national advertising campaigns compared to approximately 48% in the same prior-year period. Total U.S. Media segment revenue increased 2% in the nine months ended September 30, 2018, reflecting the conversion of traditional static billboard and transit displays to digital displays, an increase in average revenue per display (yield) in billboards, partially offset by lower proceeds from condemnations and a decline in advertising revenues from national accounts. In the nine months ended September 30, 2018, we generated approximately 43% of our U.S. Media segment revenues from national advertising campaigns compared to approximately 45% in the same prior-year period.

Revenues from U.S. Media segment billboards increased $16.4 million, or 6%, in the three months ended September 30, 2018, compared to the same prior-year period, reflecting an increase in average revenue per display (yield), the conversion of traditional static billboard displays to digital billboard displays, and the impact in 2017 of hurricanes in the Florida and Texas markets, partially offset by lower proceeds from condemnations. Revenues from U.S. Media segment billboards increased $20.9 million, or 3%, in the nine months ended September 30, 2018, compared to the same prior-year period, reflecting the conversion of traditional static billboard displays to digital billboard displays and an increase in average revenue per display (yield), partially offset by lower proceeds from condemnations.

Transit and other revenues in the U.S. Media segment increased $0.3 million in the three months ended September 30, 2018, compared to the same prior-year period, reflecting a growth in digital displays, partially offset by a decline in advertising revenues from national accounts. Transit and other revenues in the U.S. Media segment decreased $1.3 million in the nine months ended September 30, 2018, compared to the same prior-year period, reflecting a decline in advertising revenues from national accounts, partially offset by growth in digital displays.

U.S. Media segment operating expenses increased $0.8 million in the three months ended September 30, 2018, compared to the same prior-year period, primarily due to higher billboard property lease costs, due primarily to the new MTA billboard agreement, partially offset by lower transit franchise expenses in connection with the new MTA transit franchise agreement. U.S. Media segment SG&A expenses increased $8.9 million, or 21%, in the three months ended September 30, 2018, compared to the same prior-year period, primarily due to higher compensation and other employee-related costs, higher strategic business development costs and higher professional fees. U.S. Media segment operating expenses decreased $1.6 million in the nine months ended September 30, 2018, compared to the same prior-year period, primarily due to lower transit franchise expenses in connection with the new MTA transit franchise agreement, partially offset by higher billboard property lease costs, due primarily to the new MTA billboard agreement. U.S. Media segment SG&A expenses increased $14.8 million, or 11%, in the nine months ended September 30, 2018, compared to the same prior-year period, primarily due to higher compensation and other employee-related costs, higher strategic business development costs and higher professional fees, partially offset by lower bad debt expense.

U.S. Media segment Adjusted OIBDA increased $7.0 million, or 5%, in the three months ended September 30, 2018, compared to the same prior-year period. Adjusted OIBDA margin was 36% in each of the three months ended September 30, 2018 and 2017. U.S. Media segment Adjusted OIBDA increased $6.4 million in the nine months ended September 30, 2018, compared to the same prior-year period. Adjusted OIBDA margin was 34% in each of the nine months ended September 30, 2018, and 2017.

Other

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
(in millions, except percentages)	2018	2017	Change	2018	2017	Change
Revenues:
Billboard	$19.3	$17.5	10%	$50.2	$43.4	16%
Transit and other	15.2	11.9	28	46.8	38.6	21
Total revenues	$34.5	$29.4	17	$97.0	$82.0	18

Organic revenues(a):
Billboard	$19.3	$16.8	15	$41.8	$39.9	5
Transit and other	13.4	11.8	14	41.2	38.7	6
Total organic revenues(a)	32.7	28.6	14	83.0	78.6	6
Non-organic revenues:
Billboard	—	0.7	*	8.4	3.5	*
Transit and other	1.8	0.1	*	5.6	(0.1)	*
Total non-organic revenues	1.8	0.8	*	14.0	3.4	*
Total revenues	34.5	29.4	17	97.0	82.0	18
Operating expenses	(23.1)	(21.2)	9	(67.4)	(59.2)	14
SG&A expenses	(7.2)	(6.3)	14	(22.0)	(18.0)	22
Adjusted OIBDA	$4.2	$1.9	121	$7.6	$4.8	58
Adjusted OIBDA margin	12%	6%		8%	6%

Operating loss	$(1.2)	$(4.9)	(76)	$(53.3)	$(13.0)	*
Restructuring charges	—	1.2	*	0.8	4.0	(80)
Net gain on dispositions	(0.2)	—	*	(0.2)	—	*
Impairment charge	—	—	*	42.9	—	*
Depreciation and amortization	5.6	5.6	—	17.4	13.8	26
Adjusted OIBDA	$4.2	$1.9	121	$7.6	$4.8	58

*	Calculation is not meaningful.

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

Total Other revenues increased $5.1 million, or 17%, in the three months ended September 30, 2018, compared to the same prior-year period, reflecting improved performance in Canada and the impact of a new accounting standard on our Sports

Marketing operating segment. Total Other revenues increased $15.0 million, or 18%, in the nine months ended September 30, 2018, compared to the same prior-year period, reflecting the impact of a new accounting standard on our Sports Marketing operating segment and the impact of the Transaction.

Other operating expenses increased $1.9 million, or 9%, in the three months ended September 30, 2018, compared to the same prior-year period, driven by the impact of a new accounting standard on our Sports Marketing operating segment (see Note 2. New Accounting Standards to the Consolidated Financial Statements). Other SG&A expenses increased $0.9 million, or 14%, in the three months ended September 30, 2018, compared to the prior-year period, primarily driven by the impact of a new accounting standard on our Sports Marketing operating segment. Other operating expenses increased $8.2 million, or 14%, in the nine months ended September 30, 2018, compared to the same prior-year period, driven by the impact of a new accounting standard on our Sports Marketing operating segment (see Note 2. New Accounting Standards to the Consolidated Financial Statements) and the impact of the Transaction. Other SG&A expenses increased $4.0 million, or 22%, in the nine months ended September 30, 2018, compared to the prior-year period, primarily driven by the impact of a new accounting standard on our Sports Marketing operating segment and the impact of the Transaction.

Other Adjusted OIBDA of $4.2 million increased $2.3 million, or 121%, in the three months ended September 30, 2018, compared to the same prior-year period, primarily driven by improved performance in Canada. Other Adjusted OIBDA of $7.6 million increased $2.8 million, or 58%, in the nine months ended September 30, 2018, compared to the same prior-year period, primarily driven by the impact of the Transaction and improved performance in Canada.

Corporate

Corporate expenses primarily include expenses associated with employees who provide centralized services. Corporate expenses, excluding stock-based compensation, were $11.1 million in the three months ended September 30, 2018, compared to $10.3 million in the same prior-year period, primarily due to higher professional fees. Corporate expenses, excluding stock-based compensation, were $28.2 million in the nine months ended September 30, 2018, compared to $31.7 million in the same prior-year period, primarily due to lower compensation-related expenses in 2018 and one-time expenses in 2017, including higher professional fees and costs incurred in connection with an amendment of the Credit Agreement (as defined in the “Liquidity and Capital Resources” section of this MD&A).

Liquidity and Capital Resources

	As of
(in millions, except percentages)	September 30, 2018	December 31, 2017	% Change
Assets:
Cash and cash equivalents	$56.7	$48.3	17%
Restricted cash	1.4	—	*
Receivables, less allowance ($10.5 in 2018 and $11.5 in 2017)	260.8	231.1	13
Prepaid lease and transit franchise costs	62.9	68.6	(8)
Prepaid MTA equipment deployment costs	20.2	4.7	*
Other prepaid expenses	18.2	13.5	35
Other current assets	9.8	9.8	—
Total current assets	430.0	376.0	14
Liabilities:
Accounts payable	47.7	56.1	(15)
Accrued compensation	34.4	34.6	(1)
Accrued interest	25.9	16.1	61
Accrued lease costs	29.6	30.5	(3)
Other accrued expenses	38.2	42.3	(10)
Deferred revenues	30.1	21.3	41
Short-term debt	175.0	80.0	119
Other current liabilities	17.5	18.7	(6)
Total current liabilities	398.4	299.6	33
Working capital	$31.6	$76.4	(59)

•	Calculation is not meaningful.

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

Our short-term cash requirements primarily include payments for operating leases, guaranteed minimum annual payments, capital expenditures, equipment deployment costs, interest and dividends. Funding for short-term cash needs will come primarily from our cash on hand, operating cash flows, our ability to issue debt and equity securities, and borrowing capacity under the Revolving Credit Facility (as defined below), the AR Securitization Facilities (as defined below) or other secured credit facilities that we may establish.

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

The decrease in working capital during the nine months ended September 30, 2018, is primarily due to higher short-term debt and higher deferred revenues, partially offset by higher accounts receivables and higher prepaid MTA equipment deployment costs.

Under the MTA agreement, we are obligated to deploy over 50,000 digital displays for advertising and MTA communications across the transit system over a number of years and the MTA is entitled to receive the greater of a percentage of revenues or a guaranteed minimum annual payment. Due to the change in the MTA’s revenue share percentage under the agreement, we expect our transit franchise operating expenses to decline in year one of the agreement as compared to prior historical periods, and gradually increase in subsequent years if our revenues increase over an annual base revenue amount. Incremental revenues that exceed an annual base revenue amount will be retained by us for the cost of deploying advertising and communications screens throughout the transit system. Our currently estimated equipment deployment cost is approximately $800 million for the full 15-year term and approximately $600 million for the first eight years of the term, and these equipment deployment costs will be recorded as Prepaid MTA equipment deployment costs and Intangible assets on our Consolidated Statement of Financial Position. If incremental revenues generated over the term of the agreement are not sufficient to cover all or a portion of the equipment deployment costs, the costs will not be recovered, which could have an adverse effect on our business, financial condition and results of operation. We expect to utilize third party financing to fund equipment deployment costs, and have increased our letters of credit for the benefit of the MTA from approximately $30.0 million to $136.0 million, which is subject to change as equipment installations are completed and revenues are generated. For the full year of 2018, we expect our equipment deployment costs to be approximately $130.0 million. We incurred $58.2 million related to MTA equipment deployment costs in the nine months ended September 30, 2018, for a total of $63.7 million to date.

As of September 30, 2018, we had total indebtedness of $2.4 billion.

On October 23, 2018, we announced that our board of directors approved a quarterly cash dividend of $0.36 per share on our common stock, payable on December 31, 2018, to stockholders of record at the close of business on December 7, 2018.

Debt

Debt, net, consists of the following:

	As of
(in millions, except percentages)	September 30, 2018	December 31, 2017
Short-term debt:
AR Facility	$100.0	$80.0
Repurchase Facility	75.0	—
Total short-term debt	175.0	80.0

Long-term debt:
Revolving credit facility	10.0	—
Term loan, due 2024	668.1	667.8

Senior unsecured notes:
5.250% senior unsecured notes, due 2022	549.7	549.6
5.625% senior unsecured notes, due 2024	502.2	502.6
5.875% senior unsecured notes, due 2025	450.0	450.0
Total senior unsecured notes	1,501.9	1,502.2

Debt issuance costs	(21.5)	(24.7)
Total long-term debt, net	2,158.5	2,145.3

Total debt, net	$2,333.5	$2,225.3

Weighted average cost of debt	5.0%	4.8%

	Payments Due by Period
(in millions)	Total	2018	2019-2020	2021-2022	2023 and thereafter
Long-term debt	$2,180.0	$—	$—	$560.0	$1,620.0
Interest	676.6	112.9	224.7	203.0	136.0
Total	$2,856.6	$112.9	$224.7	$763.0	$1,756.0

Term Loan

The interest rate on the term loan due in 2024 (the “Term Loan”) was 4.1% per annum as of September 30, 2018. As of September 30, 2018, a discount of $1.9 million on the Term Loan remains unamortized. The discount is being amortized through Interest expense, net, on the Consolidated Statement of Operations.

Revolving Credit Facility

We also have a $430.0 million revolving credit facility, which matures in 2022 (the “Revolving Credit Facility,” together with the Term Loan, the “Senior Credit Facilities”).

As of September 30, 2018, there were $10.0 million of outstanding borrowings under the Revolving Credit Facility, at a borrowing rate of approximately 4.5%. As of November 5, 2018, there were $25.0 million of outstanding borrowings under the Revolving Credit Facility, at a borrowing rate of approximately 4.5%.

The commitment fee based on the amount of unused commitments under the Revolving Credit Facility was $0.4 million in each of the three months ended September 30, 2018 and 2017, and $1.0 million in the nine months ended September 30, 2018, and $1.1 million in the nine months ended September 30, 2017. As of September 30, 2018, we had issued letters of credit totaling approximately $66.1 million against the letter of credit facility sublimit under the Revolving Credit Facility.

Standalone Letter of Credit Facilities

As of September 30, 2018, we had issued letters of credit totaling approximately $128.8 million under our aggregate $150.0 million standalone letter of credit facilities. The total fees under the letter of credit facilities were immaterial in each of the three and nine months ended September 30, 2018 and 2017.

Accounts Receivable Securitization Facilities

On September 6, 2018, the Company, certain subsidiaries of the Company and MUFG Bank, Ltd. (f/k/a The Bank of Tokyo-Mitsubishi UFJ, Ltd.) (“MUFG”) entered into amendments to the agreements governing the Company’s $100.0 million three-year revolving accounts receivable securitization facility (the “AR Facility”), along with other agreements with MUFG, pursuant to which the Company (i) extended the term of the AR Facility for one year so that it will now terminate on June 30, 2021, unless further extended, and (ii) entered into a 364-day $75.0 million structured repurchase facility (the “Repurchase Facility” and together with the AR Facility, the “AR Securitization Facilities”).

In connection with the AR Securitization Facilities, Outfront Media LLC, a wholly-owned subsidiary of the Company (the “Originator”), will sell and/or contribute its existing and future accounts receivable and certain related assets to Outfront Media Receivables LLC, a special purpose vehicle and wholly-owned subsidiary of the Company (the “SPV”). The SPV will transfer an undivided interest in the accounts receivable assets to certain purchasers from time to time (the “Purchasers”). The SPV is a separate legal entity with its own separate creditors who will be entitled to access the SPV’s assets before the assets become available to the Company. Accordingly, the SPV’s assets are not available to pay creditors of the Company or any of its subsidiaries, although collections from the receivables in excess of amounts required to repay the Purchasers and other creditors of the SPV may be remitted to the Company.

In connection with the Repurchase Facility, the Originator may borrow up to $75.0 million, collateralized by a subordinated note (the “Subordinated Note”) issued by the SPV in favor of the Originator and representing a portion of the outstanding balance of the accounts receivable assets sold by the Originator to the SPV under the AR Facility. The Subordinated Note will be transferred to MUFG, as repurchase buyer, on an uncommitted basis, and subject to repurchase by the Originator on termination of the Repurchase Facility. The Originator has granted MUFG a security interest in the Subordinated Note to secure its obligations under the agreements governing the Repurchase Facility, and the Company has agreed to guarantee the Originator’s obligations under the agreements governing the Repurchase Facility.

As of September 30, 2018, there were $100.0 million of outstanding borrowings under the AR Facility, at a borrowing rate of approximately 3.1%, and $75.0 million of outstanding borrowings under the Repurchase Facility, at a borrowing rate of approximately 3.4%. As of September 30, 2018, we had no borrowing capacity remaining under either the AR Facility or the Repurchase Facility, based on approximately $216.8 million of accounts receivables used as collateral for the AR Securitization Facilities, in accordance with the agreements governing the AR Securitization Facilities. The commitment fee based on the amount of unused commitments under the AR Facility was immaterial for each of the three and nine months ended September 30, 2018. As of November 5, 2018, there were $75.0 million of outstanding borrowings under the AR Facility, at a borrowing rate of approximately 3.2%, and $75.0 million of outstanding borrowings under the Repurchase Facility, at a borrowing rate of approximately 3.5%.

Senior Unsecured Notes

As of September 30, 2018, a discount of $0.3 million on $150.0 million aggregate principal amount of the 5.250% Senior Unsecured Notes due 2022, remains unamortized. The discount is being amortized through Interest expense, net, on the Consolidated Statement of Operations.

As of September 30, 2018, a premium of $2.2 million on $100.0 million aggregate principal amount of the 5.625% Senior Unsecured Notes due 2024, remains unamortized. The premium is being amortized through Interest expense, net, on the Consolidated Statement of Operations.

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

The terms of the Credit Agreement (and under certain circumstances, the agreements governing the AR Securitization Facilities) require that we maintain a Consolidated Net Secured Leverage Ratio, which is the ratio of (i) our consolidated secured debt (less up to $150.0 million of unrestricted cash) to (ii) our Consolidated EBITDA (as defined in the Credit Agreement) for the trailing four consecutive quarters, of no greater than 4.0 to 1.0. As of September 30, 2018, our Consolidated Net Secured Leverage Ratio was 1.5 to 1.0 in accordance with the Credit Agreement. The Credit Agreement also requires that, in connection with the incurrence of certain indebtedness, we satisfy a Consolidated Total Leverage Ratio, which is the ratio of our consolidated total debt to our Consolidated EBITDA for the trailing four consecutive quarters, of no greater than 6.0 to 1.0. As of September 30, 2018, our Consolidated Total Leverage Ratio was 4.9 to 1.0 in accordance with the Credit Agreement. As of September 30, 2018, we are in compliance with our debt covenants.

Deferred Financing Costs

As of September 30, 2018, we had deferred $25.5 million in fees and expenses associated with the Term Loan, Revolving Credit Facility, AR Securitization Facilities and our senior unsecured notes. We are amortizing the deferred fees through Interest expense, net, on the Consolidated Statement of Operations over the respective terms of the Term Loan, Revolving Credit Facility, AR Facility and our senior unsecured notes.

At-the-Market Equity Offering Program

On November 21, 2017, we entered into a sales agreement in connection with an “at-the-market” equity offering program (the “ATM Program”), under which we may, from time to time, issue and sell shares of our common stock up to an aggregate offering price of $300.0 million. We have no obligation to sell any of our common stock under the sales agreement and may at any time suspend solicitations and offers under the sales agreement. As of November 5, 2018, no shares of our common stock have been sold under the ATM Program and accordingly, as of November 5, 2018, $300.0 million remained available to be sold under the sales agreement.

Cash Flows

The following table presents our cash flows in the nine months ended September 30, 2018 and 2017.

	Nine Months Ended September 30,		%
(in millions, except percentages)	2018	2017	Change
Cash provided by operating activities	$137.4	$182.6	(25)%
Cash used for investing activities	(71.1)	(119.8)	(41)
Cash used for financing activities	(56.3)	(86.6)	(35)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(0.2)	0.6	*
Net increase (decrease) to cash, cash equivalents and restricted cash	$9.8	$(23.2)	*

*	Calculation is not meaningful.

Cash provided by operating activities decreased $45.2 million in the nine months ended September 30, 2018, compared to the same prior-year period, principally as a result of prepaid MTA equipment deployment costs, an increase in accounts receivables due to the timing of collections, partially offset by the timing of payments of percentage rents due under the MTA transit franchise agreement and higher net income, as adjusted for non-cash items. In the nine months ended September 30, 2018, we paid $58.2 million related to MTA equipment deployment costs.

Cash used for investing activities decreased $48.7 million in the nine months ended September 30, 2018, compared to the same prior-year period. In the nine months ended September 30, 2018, we incurred $62.1 million in capital expenditures and completed several acquisitions for total cash payments of approximately $5.6 million. In the nine months ended September 30, 2017, we incurred $58.6 million in capital expenditures and completed several acquisitions for total cash payments of approximately $62.8 million.

The following table presents our capital expenditures in the nine months ended September 30, 2018 and 2017.

	Nine Months Ended September 30,		%
(in millions, except percentages)	2018	2017	Change
Growth	$48.5	$41.2	18%
Maintenance	13.6	17.4	(22)
Total capital expenditures	$62.1	$58.6	6

Capital expenditures increased $3.5 million, or 6%, in the nine months ended September 30, 2018, compared to the same prior-year period, as we continue to spend on digital billboard and/or transit displays, partially offset by lower spending on vehicles and safety equipment, as well as on renovations of certain office facilities.

For the full year of 2018, we expect our capital expenditures to be approximately $75.0 million, which will be used primarily for maintenance, growth in digital displays, installation of the most current LED lighting technology to improve the quality and extend the life of our static billboards, and to renovate certain office facilities. This estimate does not include equipment deployment costs that will be incurred in connection with the MTA agreement (as described above), which will be recorded as Prepaid MTA equipment deployment costs and Intangible assets on our Consolidated Statement of Financial Position, as applicable.

Cash used for financing activities decreased $30.3 million in the nine months ended September 30, 2018, compared to the same prior-year period. In the nine months ended September 30, 2018, we drew net borrowings of $10.0 million on the Revolving Credit Facility, drew net borrowings of $95.0 million on the AR Securitization Facilities and paid cash dividends of $152.9 million. In the nine months ended September 30, 2017, we received net proceeds from an incremental borrowing on our Term Loan of $8.3 million, drew net borrowings of $73.0 million on the AR Facility, incurred additional deferred financing costs of $7.7 million and paid cash dividends of $151.0 million.

Cash paid for income taxes was $7.2 million for the nine months ended September 30, 2018, compared to $6.6 million for the nine months ended September 30, 2017. The increase was due primarily to payments in 2018 related to income from taxable REIT subsidiaries in 2017 and the payment of taxes on built-in gains on properties sold.

Off-Balance Sheet Arrangements

Our off-balance sheet commitments primarily consist of operating lease arrangements and guaranteed minimum annual payments. (See Note 17. Commitments and Contingencies to the Consolidated Financial Statements for information about our off-balance sheet commitments.)

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

Goodwill

On April 1, 2018, we early adopted the Financial Accounting Standard Board’s guidance simplifying the test for goodwill impairment. (See Note 2. New Accounting Standards to the Consolidated Financial Statements.) Under that new guidance, which is applied prospectively, if the carrying value of a reporting unit is greater than its fair value, a goodwill impairment charge will be recorded for the difference up to the carrying value of the goodwill.

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

In estimating the fair value of the Canadian reporting unit in the second quarter of 2018, our projections include accelerating growth from digital boards as structures continue to be built or converted in future periods, partially offset by declining revenue from our static poster structures and production business. We utilized a discount rate of 9.5% and a long-term growth rate 3.0% in our discounted cash flow model.

As a result of the impairment analysis performed during the second quarter of 2018, we determined that the carrying value of our Canadian reporting unit exceeded its fair value and we recorded an impairment charge of $42.9 million in the Consolidated Statements of Operations. As of September 30, 2018, goodwill related to our Canadian reporting unit, net of accumulated impairment of $42.9 million, was $22.7 million. As of December 31, 2017, goodwill associated with our Canadian reporting unit was $68.1 million.

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

Forward-looking statements involve numerous risks and uncertainties and you should not rely on them as predictions of future events. Forward-looking statements depend on assumptions, data or methods that may be incorrect or imprecise and may not be able to be realized. We do not guarantee that the transactions and events described will happen as described (or that they will happen at all). The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:

•	Declines in advertising and general economic conditions;

•	Competition;

•	Government regulation;

•	Our inability to increase the number of digital advertising displays in our portfolio;

•	Our ability to implement our digital display platform and deploy digital advertising displays to our transit franchise partners;

•	Taxes, fees and registration requirements;

•	Our ability to obtain and renew key municipal contracts on favorable terms;

•	Decreased government compensation for the removal of lawful billboards;

•	Content-based restrictions on outdoor advertising;

•	Environmental, health and safety laws and regulations;

•	Seasonal variations;

•	Acquisitions and other strategic transactions that we may pursue could have a negative effect on our results of operations;

•	Dependence on our management team and other key employees;

•	The ability of our board of directors to cause us to issue additional shares of stock without stockholder approval;

•	Certain provisions of Maryland law may limit the ability of a third party to acquire control of us;

•	Our rights and the rights of our stockholders to take action against our directors and officers are limited;

•	Our substantial indebtedness;

•	Restrictions in the agreements governing our indebtedness;

•	Incurrence of additional debt;

•	Interest rate risk exposure from our variable-rate indebtedness;

•	Our ability to generate cash to service our indebtedness;

•	Cash available for distributions;

•	Hedging transactions;

•	Diverse risks in our Canadian business;

•	A breach of our security measures;

•	Changes in regulations and consumer concerns regarding privacy, information security and data, or any failure or perceived failure to comply with these regulations or our internal policies;

•	Asset impairment charges for goodwill;

•	Our failure to remain qualified to be taxed as a REIT;

•	REIT distribution requirements;

•	Availability of external sources of capital;

•	We may face other tax liabilities even if we remain qualified to be taxed as a REIT;

•	Complying with REIT requirements may cause us to liquidate investments or forgo otherwise attractive opportunities;

•	Our ability to contribute certain contracts to a taxable REIT subsidiary (“TRS”);

•	Our planned use of TRSs may cause us to fail to remain qualified to be taxed as a REIT;

•	REIT ownership limits;

•	Complying with REIT requirements may limit our ability to hedge effectively;

•	Failure to meet the REIT income tests as a result of receiving non-qualifying income;

•	Even if we remain qualified to be taxed as a REIT, and we sell assets, we could be subject to tax on any unrealized net built-in gains in the assets held before electing to be treated as a REIT;

•	The Internal Revenue Service may deem the gains from sales of our outdoor advertising assets to be subject to a 100% prohibited transaction tax;

•	Establishing operating partnerships as part of our REIT structure; and

•	U.S. federal tax reform legislation could affect us in ways that are difficult to anticipate.

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

We do not currently use derivatives or other financial instruments to mitigate our exposure to commodity price risk. However, we do enter into contracts with commodity providers to limit our exposure to commodity price fluctuations. For the year ended December 31, 2017, such contracts accounted for 13.5% of our total utility costs. As of November 5, 2018, we have active electricity purchase agreements with fixed contract rates for locations throughout Connecticut, Illinois, New Jersey, New York, Pennsylvania, Ohio and Texas, which expire at various dates until June 2021.

Foreign Exchange Risk

Foreign currency translation risk is the risk that exchange rate gains or losses arise from translating our Canadian business’s statements of earnings and statements of financial position from functional currency to our reporting currency (the U.S. Dollar) for consolidation purposes. Any gain or loss on translation is included within comprehensive income and Accumulated other comprehensive income on our Consolidated Statement of Financial Position. The functional currency of our international subsidiaries is their respective local currency. As of September 30, 2018, we have $7.9 million of unrecognized foreign currency translation losses included within Accumulated other comprehensive loss on our Consolidated Statement of Financial Position.

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

As of September 30, 2018, we had a $670.0 million variable-rate Term Loan due 2024 outstanding, which has an interest rate of 4.1% per year. An increase or decrease of 1/4% in our interest rate on the Term Loan will change our annualized interest expense by approximately $1.7 million.

As of September 30, 2018, we had $100.0 million of outstanding borrowings under our variable-rate AR Facility, at a borrowing rate of approximately 3.1% and $75.0 million of outstanding borrowings under our variable-rate Repurchase Facility, at a borrowing rate of approximately 3.4%. An increase or decrease of 1/4% in our interest rate on the AR Securitization Facilities will change our annualized interest expense by approximately $0.4 million. As of November 5, 2018, there were $75.0 million of outstanding borrowings under the AR Facility at a borrowing rate of approximately 3.2% and $75.0 million of outstanding borrowings under the Repurchase Facility at a borrowing rate of approximately 3.5%.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

None.

Purchases of Equity Securities by the Issuer

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Remaining Authorizations
July 1, 2018 through July 31, 2018	—	$—	—	—
August 1, 2018 through August 31, 2018	—	—	—	—
September 1, 2018 through September 30, 2018	—	—	—	—
Total	—	—	—	—

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

See Exhibit Index immediately following this Item, which is incorporated herein by reference.

EXHIBIT INDEX

Exhibit Number	Description

10.1
Amendment No. 1 to Purchase and Sale Agreement, dated as of September 6, 2018, between Outfront Media LLC and Outfront Media Receivables LLC (including the Form of Subordinated Note) (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-36367), filed on September 7, 2018).

10.2
Amendment No. 3 to Receivables Purchase Agreement, dated as of September 6, 2018, by and among Outfront Media LLC, Outfront Media Receivables LLC, OUTFRONT Media Inc., MUFG Bank, Ltd. (f/k/a The Bank of Tokyo-Mitsubishi UFJ, Ltd.) and Gotham Funding Corporation (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-36367), filed on September 7, 2018).

10.3
Master Framework Agreement, dated as of September 6, 2018, between Outfront Media LLC and MUFG Bank, Ltd. (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-36367), filed on September 7, 2018).

10.4
Master Repurchase Agreement, dated as of September 6, 2018, between Outfront Media LLC and MUFG Bank, Ltd. (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 001-36367), filed on September 7, 2018).

10.5
Guaranty, dated as of September 6, 2018, between OUTFRONT Media Inc. and MUFG Bank, Ltd. (incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K (File No. 001-36367), filed on September 7, 2018).

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

Date: November 6, 2018