Form 10-K
period 2018-12-31
OUTFRONT Media Inc.
filed 2019-02-27
CIK 1579877

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of June 30, 2018, the last business day of the registrant's most recently completed second fiscal quarter, was $2.7 billion based upon the closing price reported for such date on the New York Stock Exchange.

As of February 26, 2019, the number of shares outstanding of the registrant’s common stock was 140,757,756.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's Proxy Statement for the 2019 Annual Meeting of Stockholders are incorporated herein by reference into Part III of this Annual Report on Form 10-K where indicated. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant's fiscal year ended December 31, 2018.

OUTFRONT Media Inc.

Except as otherwise indicated or unless the context otherwise requires, all references in this Annual Report on Form 10-K to (i) “OUTFRONT Media,” “the Company,” “we,” “our,” “us” and “our company” mean OUTFRONT Media Inc., a Maryland corporation, and unless the context requires otherwise, its consolidated subsidiaries, and (ii) the “25 largest markets in the U.S.,” “140 markets in the U.S. and Canada” and “Nielsen Designated Market Areas” are based, in whole or in part, on Nielsen Media Research’s Designated Market Area rankings as of January 1, 2019.

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

Forward-looking statements involve numerous risks and uncertainties and you should not rely on them as predictions of future events. Forward-looking statements depend on assumptions, data or methods that may be incorrect or imprecise and may not be able to be realized. We do not guarantee that the transactions and events described will happen as described (or that they will happen at all). The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:

•	Declines in advertising and general economic conditions;

•	Competition;

•	Government regulation;

•	Our inability to increase the number of digital advertising displays in our portfolio;

•	Our ability to implement our digital display platform and deploy digital advertising displays to our transit franchise partners;

•	Taxes, fees and registration requirements;

•	Our ability to obtain and renew key municipal contracts on favorable terms;

•	Decreased government compensation for the removal of lawful billboards;

•	Content-based restrictions on outdoor advertising;

•	Environmental, health and safety laws and regulations;

•	Seasonal variations;

•	Acquisitions and other strategic transactions that we may pursue could have a negative effect on our results of operations;

•	Dependence on our management team and other key employees;

•	The ability of our board of directors to cause us to issue additional shares of stock without stockholder approval;

•	Certain provisions of Maryland law may limit the ability of a third party to acquire control of us;

•	Our rights and the rights of our stockholders to take action against our directors and officers are limited;

•	Our substantial indebtedness;

•	Restrictions in the agreements governing our indebtedness;

•	Incurrence of additional debt;

•	Interest rate risk exposure from our variable-rate indebtedness;

•	Our ability to generate cash to service our indebtedness;

•	Cash available for distributions;

•	Hedging transactions;

•	Diverse risks in our Canadian business;

•	A breach of our security measures;

•	Changes in regulations and consumer concerns regarding privacy, information security and data, or any failure or perceived failure to comply with these regulations or our internal policies;

•	Asset impairment charges for our long-lived assets and goodwill;

•	Our failure to remain qualified to be taxed as a real estate investment trust (“REIT”);

•	REIT distribution requirements;

•	Availability of external sources of capital;

•	We may face other tax liabilities even if we remain qualified to be taxed as a REIT;

•	Complying with REIT requirements may cause us to liquidate investments or forgo otherwise attractive opportunities;

•	Our ability to contribute certain contracts to a taxable REIT subsidiary (“TRS”);

•	Our planned use of TRSs may cause us to fail to remain qualified to be taxed as a REIT;

•	REIT ownership limits;

•	Complying with REIT requirements may limit our ability to hedge effectively;

•	Failure to meet the REIT income tests as a result of receiving non-qualifying income;

•
Even if we remain qualified to be taxed as a REIT, and we sell assets before July 17, 2019, we could be subject to tax on any unrealized net built-in gains in the assets held before electing to be treated as a REIT;

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

In addition to providing location-based displays, we also focus on delivering audiences to our customers. Using Geopath, the out-of-home advertising industry’s audience measurement system, we provide advertisers with the size and demographic composition of the audience that is exposed to individual displays or a complete campaign. As part of our ON Smart Media platform, we are developing hardware and software solutions for enhanced demographic and location targeting, and engaging ways to connect with consumers on-the-go. Additionally, our OUTFRONT Mobile Network allows our customers to further leverage location targeting with interactive mobile advertising that uses geofence technology and other data to push mobile ads to consumers within a pre-defined radius around a corresponding billboard display or other designated advertising location. Further, our social influence add-on product allows our customers to leverage location targeting with social sharing amplification.

We believe out-of-home advertising continues to be an attractive form of advertising, as our displays are always viewable and cannot be turned off, skipped, blocked or fast-forwarded. Further, out-of-home advertising can be an effective “stand-alone” medium, as well as an integral part of a campaign to reach audiences using multiple forms of media, including television, radio, print, online, mobile and social media advertising platforms. We provide our customers with a differentiated advertising solution at an attractive price point relative to other forms of advertising. In addition to leasing displays, we provide other value-added services to our customers, such as pre-campaign category research, attribution, consumer insights, creative design support through OUTFRONT Studios, print production and post-campaign tracking and analytics, as well as use of a real-time mobile operations reporting system that facilitates proof of performance to customers for substantially all of our business.

We generally (i) own the physical billboard structures on which we display advertising copy for our customers, (ii) hold the legal permits to display advertising thereon and (iii) lease the underlying sites. These lease agreements have terms varying between one month and multiple years, and usually provide renewal options. We estimate that approximately 75% of our billboard structures in the United States are “legal nonconforming” billboards, meaning they were legally constructed under laws in effect at the time they were built, but could not be constructed under current laws. These structures are often located in areas where it is difficult or not permitted to build additional billboards under current laws, which enhances the value of our portfolio. We have a highly diversified portfolio of advertising sites. As of December 31, 2018, we had approximately 20,800 lease agreements with approximately 16,900 different landlords in the U.S. A substantial number of these lease agreements allow us to abate rent and/or terminate the lease agreement in certain circumstances, which may include where the structure is obstructed, where there is a change in traffic flow and/or where the advertising value of the sign structure is otherwise impaired, providing us with flexibility in renegotiating the terms of our leases with landlords in those circumstances.

We manage our operations through three operating segments—(1) U.S. Billboard and Transit, which is included in our U.S. Media reportable segment, (2) International and (3) Sports Marketing. International and Sports Marketing do not meet the criteria to be a reportable segment and accordingly, are both included in Other (see Item 8., Note 19. Segment Information to the Consolidated Financial Statements). Prior to April 1, 2016, our International segment included our advertising businesses in Canada and Latin America. On April 1, 2016, we sold all of our equity interests in certain of our subsidiaries (the “Disposition”), which held all of the assets of our outdoor advertising business in Latin America (see Item 8., Note 13. Acquisitions and Dispositions: Dispositions to the Consolidated Financial Statements).

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

On June 13, 2017, certain subsidiaries of OUTFRONT Media Inc. acquired the equity interests of certain subsidiaries of All Vision LLC (“All Vision”), which hold substantially all of All Vision’s outdoor advertising assets in Canada, and effectuated an amalgamation of All Vision’s Canadian business with our Canadian business (the “Transaction”). In connection with the Transaction, we paid approximately $94.4 million for the assets, comprised of $50.0 million in cash and $44.4 million, or 1,953,407 shares, of Class A equity interests of a subsidiary of the Company that controls its Canadian business (“Outfront Canada”), subject to post-closing adjustments (upward or downward) for the achievement of certain operating income before depreciation and amortization targets relating to the acquired assets in 2018, which is not expected to be material.

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

Growth Strategy

Continue Increasing the Number of Digital Displays in our Portfolio. Increasing the number of digital displays in prime audience locations is an important element of our organic growth strategy, as digital displays have the potential to attract additional business from both new and existing customers. We believe digital displays are attractive to our customers because they allow for the development of richer and more visually engaging messages, provide our customers with the flexibility both to target audiences by time of day and to quickly launch new advertising campaigns, and eliminate or greatly reduce production and installation costs. In addition, digital displays enable us to run multiple advertisements on each display. Digital billboard displays generate approximately four times more revenue per display on average than traditional static billboard displays. Digital billboard displays also incur, on average, approximately two to four times more costs, including higher variable costs associated with the increase in revenue than traditional static billboard displays. As a result, digital billboard displays generate higher profits and cash flows than traditional static billboard displays. The majority of our digital billboard displays were converted from traditional static billboard displays. In 2017, we commenced deployment of state-of-the-art digital transit displays in connection with several transit franchises and are planning to increase deployments significantly over the coming years. Once the digital transit displays have been deployed at scale, we expect that revenue generated on digital transit displays will be a multiple of the revenue generated on comparable static transit displays. We intend to incur significant equipment deployment costs and capital expenditures in the coming years to continue increasing the number of digital displays in our portfolio. See “—Renovation, Improvement and Development.”
Drive Enhanced Revenue Management. We focus heavily on inventory management and advertising rate to improve average revenue per display (yield) over time across our portfolio of advertising structures and sites. By carefully managing our pricing on a market-by-market and display-by-display basis, we aim to improve profitability. We believe that closely monitoring pricing and improving pricing discipline will provide strong potential revenue enhancement. We also explore alternative uses of our billboard locations as they arise to drive site profitability, including wireless attachment placement opportunities on our leased and owned assets.

Mobile Technology and Social Media Engagement. We believe there is potential for growth in the reach, effectiveness and amplification of-out-home advertising through mobile technology and social media engagement. For example, the OUTFRONT Mobile Network creates opportunities for advertisers to reach their target audience by enabling them to bundle geofenced mobile advertising with an out-of-home advertising display campaign. Consumer dependence on mobile devices, especially while out-of-home, makes out-of-home advertising displays and mobile advertising a natural fit for advertiser brand messaging, allowing consumer mobile activities such as search, social and e-commerce to be primed by the out-of-home advertising display. Additionally, we offer a social influence add-on product to amplify our out-of-home advertising display campaigns.

Consider Selected Acquisition Opportunities. As part of our growth strategy, we frequently evaluate strategic opportunities to acquire new businesses and assets. Consistent with this strategy, we regularly evaluate potential acquisitions, ranging from small transactions to larger acquisitions. See “—Acquisition and Disposition Activity.” There can be no assurances that any transactions currently being evaluated will be consummated or, if consummated, that such transactions would prove beneficial to us. Further, our national footprint in the United States and significant presence in Canada provide us with an attractive platform on which to add additional advertising structures and sites. Our scale gives us advantages in driving additional revenues and reducing operating costs from acquired billboards. We believe that there is significant opportunity for additional industry consolidation, and we will evaluate opportunities to acquire additional out-of-home advertising businesses and structures and sites on a case-by-case basis.

Continued Adoption & Refinement of Audience Measurement Systems; Utilization of Data/Analytics. We believe the continued adoption and refinement of the out-of-home advertising industry’s audience measurement system, Geopath, will enhance the value of the out-of-home medium by providing customers with improved audience measurement and the ability to target by gender, age, ethnicity and income. New refinements, including the impact of speed (i.e. how quickly the audience passes an individual billboard unit), and the inclusion of transit metrics, are making the measurement system more robust. Additionally, as part of our ON Smart Media platform, we are developing hardware and software solutions for enhanced demographic and location targeting. By providing a consistent and standardized audience measurement metric, and overlaying increasingly available and reliable third-party data, we will be able to help advertisers target increasingly mobile audiences with effective media plans in the out-of-home environment for both static and digital displays.

Our Portfolio of Outdoor Advertising Structures and Sites

Diversification by Customer

For the year ended December 31, 2018, no individual customer represented more than 2.4% of U.S. Media segment revenues. Therefore, we do not consider detailed information about any individual customer to be meaningful.

Diversification by Industry

The following table sets forth information regarding the diversification of U.S. Media segment revenues earned among different industries for 2018, 2017 and 2016. For 2018, as a result of our diverse base of customers in the United States, no single industry contributed more than 9% of our U.S. Media segment revenues.

	Percentage of Total U.S. Media Segment Revenues for the Year Ended December 31,
Industry	2018		2017		2016
Retail	9%		9%		9%
Computers/Internet	8		7		6
Healthcare/Pharmaceuticals	8		8		7
Television	7		7		7
Entertainment	7		7		6
Professional Services	7		7		6
Restaurants/Fast Food	5		5		6
Financial Services	5		4		4
Automotive	4		5		6
Beer/Liquor	4		4		4
Casinos/Lottery	4		4		4
Telecom/Utilities	4		4		4
Movies	4		4		5
Education	3		3		3
Travel/Leisure	3		4		4
Food/Non-Alcoholic Beverages	3		4		4
Real Estate Brokerage	2		2		2
Government Agencies	2	2	2	2	2
Other(a)	11		10		11
Total	100%		100%		100%

(a)	No single industry in “Other” individually represents more than 2% of total revenues.

Diversification by Geography
Our advertising structures and sites are geographically diversified across 33 states, Washington D.C. and Canada. The following table sets forth information regarding the geographic diversification of our advertising structures and sites, which are listed in order of contributions to total revenue.

	Percentage of Total Revenues for the Year Ended December 31, 2018			Number of Displays as of December 31, 2018(a)
Location (Metropolitan Area)	Billboard	Transit and Other	Total	Billboard Displays	Transit and Other Displays	Total Displays	Percentage of Total Displays
New York, NY	10%	45%	21%	604	261,214	261,818	51%
Los Angeles, CA	16	11	15	4,625	41,093	45,718	9
Miami, FL	5	4	5	999	17,748	18,747	4
San Francisco, CA	4	3	4	1,259	17,996	19,255	4
State of New Jersey	5	—	3	3,652	90	3,742	<1
Washington D.C.	1	9	3	20	44,498	44,518	9
Houston, TX	4	<1	3	1,125	188	1,313	<1
Boston, MA	1	7	3	240	38,465	38,705	8
Atlanta, GA	3	3	3	2,091	19,208	21,299	4
Chicago, IL	4	<1	3	1,055	806	1,861	<1
Dallas, TX	3	1	3	732	571	1,303	<1
Detroit, MI	3	1	2	2,142	11,776	13,918	3
Tampa, FL	3	—	2	1,551	—	1,551	<1
Phoenix, AZ	2	1	2	1,628	815	2,443	<1
Orlando, FL	2	—	2	1,347	—	1,347	<1
All other United States	28	1	18	19,055	3,086	22,141	4
Sports marketing and other	—	11	3	—	1,635	1,635	<1
Total United States	94	97	95	42,125	459,189	501,314	98
Canada	6	3	5	5,256	4,000	9,256	2
Total	100%	100%	100%	47,381	463,189	510,570	100%

Total revenues (in millions)	$1,112.4	$493.8	$1,606.2

(a)	All displays, including those reserved for transit agency use.

The New York and Los Angeles metropolitan areas contributed 47% and 12%, respectively, of total transit and other revenues in 2017 and 51% and 13%, respectively, of total transit and other revenues in 2016. Los Angeles contributed 16% of total billboard revenues in 2017 and 15% of total billboard revenues in 2016. New York contributed 10% of total billboard revenues in 2017 and 12% of total billboard revenues in 2016.

For additional information regarding revenues for our billboard displays and transit and other displays, by segment, for the years ended December 31, 2018, 2017 and 2016, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data.”

Renovation, Improvement and Development

The following table sets forth information regarding our digital displays.

	Digital Revenues (in millions) for the Year Ended			Number of Digital Displays(a) as of
Location	Digital Billboard	Digital Transit and Other	Total Digital Revenues	Digital Billboard Displays	Digital Transit and Other Displays	Total Digital Displays
December 31, 2018:
United States	$189.9	$59.4	$249.3	957	2,854	3,811
Canada	26.2	0.2	26.4	183	58	241
Total	$216.1	$59.6	$275.7	1,140	2,912	4,052

December 31, 2017:
United States	$159.1	$44.8	$203.9	822	871	1,693
Canada	14.6	0.2	14.8	160	63	223
Total	$173.7	$45.0	$218.7	982	934	1,916

December 31, 2016:
United States	$149.0	$38.0	$187.0	713	712	1,425
Canada	6.5	0.2	6.7	68	64	132
Latin America	0.4	—	0.4	—	—	—
Total	$155.9	$38.2	$194.1	781	776	1,557

(a)
Digital display amounts (1) include displays reserved for transit agency use and (2) exclude: (i) all displays under our multimedia rights agreements with colleges, universities and other educational institutions; (ii) 1,649 MetroCard vending machine digital screens in 2018, 1,650 in 2017 and 1,601 in 2016; and (iii) in-train advertising displays of 317 in each of 2017 and 2016 which were scheduled to be taken out of service permanently. Our number of digital displays is impacted by acquisitions, dispositions, management agreements, the net effect of new and lost billboards, and the net effect of won and lost franchises in the period.

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

We have built or converted 57 digital billboard displays in the United States and 26 in Canada in 2018, compared to 65 digital billboard displays in the United States and 21 in Canada in 2017, and 65 digital billboard displays in the United States and 11 in Canada in 2016. Additionally, in 2018, we installed 56 small-format digital displays and entered into marketing arrangements to sell advertising on 18 third-party digital billboard displays in the U.S. with a net decrease of three third-party digital billboard displays in Canada. In 2018, we have built, converted or replaced 1,646 digital transit and other displays in the United States. Our total number of digital displays is impacted by acquisitions, dispositions, management agreements and the net effect of new and lost billboards and the net effect of won and lost franchises. As of December 31, 2018, our average initial investment required for a digital billboard display is approximately $240,000.

In 2016, we initiated a multi-year project to improve the quality of the illumination of our static billboard displays and to reduce our utility costs through the use of the most current LED lighting technology. As of December 31, 2018, we completed 36 out of 51 locations (metropolitan areas) planned for conversion to the most current LED lighting technology.

We routinely invest capital in the maintenance and repair of our billboard and transit structures. This includes safety initiatives and replaced displays, as well as new billboard components such as panels, sections, catwalks, lighting and ladders. Our maintenance capital expenditures were $18.6 million in 2018, $19.9 million in 2017 and $18.5 million in 2016.

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

Our transit businesses require us to periodically obtain and renew contracts with municipalities and other governmental entities. When these contracts expire, we generally must participate in highly competitive bidding processes in order to obtain or renew contracts. For further information about municipal transit contracts, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

For information about the property lease contracts relating to our advertising structures and sites, see “Item 2. Properties.”

Competition

The outdoor advertising industry is fragmented, consisting of a few companies operating on a national basis, including our company, Clear Channel Outdoor, Lamar, JCDecaux and Intersection, as well as hundreds of smaller regional and local companies operating a limited number of displays in a single or a few local geographic markets. We compete with these companies for both customers and structure and display locations. We also compete with other media, including online, mobile and social media advertising platforms and traditional advertising platforms (such as television, radio, print and direct mail marketers). In addition, we compete with a wide variety of out-of-home media, including advertising in shopping centers, airports, movie theaters, supermarkets and taxis. Advertisers compare relative costs of available media, including average cost per thousand impressions or “CPMs”, particularly when delivering a message to customers with distinct demographic characteristics. In competing with other media, the outdoor advertising industry relies on its ability to reach specific markets, geographic areas and/or demographics and its relative cost efficiency.

Seasonality

Our revenues and profits may fluctuate due to seasonal advertising patterns and influences on advertising markets. Typically, our revenues and profits are highest in the fourth quarter, during the holiday shopping season, and lowest in the first quarter, as advertisers adjust on spending following the holiday shopping season. We expect this trend to continue in the future.

Employees

As of December 31, 2018, we had 2,305 employees, of which 828 were sales and sales-related personnel in the U.S. and 84 were Canadian sales and sales-related personnel. As of December 31, 2018, 2,268 of our employees were full-time employees and 37 were part-time employees. Some of these employees are represented by labor unions and are subject to collective bargaining agreements.

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

Municipal and county governments generally also have sign controls as part of their zoning laws and building codes, and many have adopted standards more restrictive than the federal requirements. Some state and local government regulations prohibit construction of new billboards and some allow new construction only to replace existing structures. Other laws and regulations throughout the United States and Canada limit or prohibit the ability to modify, relocate, rebuild, replace, repair, maintain and upgrade advertising structures, particularly those structures that are “legal nonconforming” (i.e., that conformed with applicable regulations when built but which no longer conform to current regulations), and impose restrictions on the construction, repair, maintenance, lighting, operation, upgrading, height, size, spacing and location of outdoor structures generally and/or on the surrounding land and vegetation, as well as on the use of new technologies such as digital signs. In addition, from time to time, third parties or local governments commence proceedings in which they assert that we own or operate structures that are not properly permitted or otherwise in strict compliance with applicable law.

Governmental regulation of advertising displays also limits our installation of additional advertising displays, restricts advertising displays to governmentally controlled sites or permits the installation of advertising displays in a manner that could benefit our competitors disproportionately, any of which could have an adverse effect on our business, financial condition and results of operations.

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

A number of federal, state and local governments in the United States and Canada have implemented, or introduced legislation to impose, taxes (including taxes on revenues from outdoor advertising or for the right to use outdoor advertising assets), fees and registration requirements in an effort to decrease or restrict the number of outdoor advertising structures and sites or raise revenues, or both. Several jurisdictions have already imposed taxes based on a percentage of our outdoor advertising revenue in those jurisdictions. In addition, some jurisdictions have taxed our personal property and leasehold interests in outdoor advertising locations using various other valuation methodologies. We expect the United States and Canada to continue to try to impose such laws as a way of increasing their revenue and restricting outdoor advertising.

Further, these laws may affect prevailing competitive conditions in our markets in a variety of ways, including reducing our expansion opportunities, or increasing or reducing competitive pressure on us from other members of the outdoor advertising industry. No assurance can be given that existing or future laws or regulations, and the enforcement thereof, will not materially and adversely affect the outdoor advertising industry. See “Item 1A. Risk Factors—Risks Related to Our Business and Operations—Taxes, fees and registration requirements may reduce our profits or expansion opportunities.” However, we contest laws and regulations that we believe unlawfully restrict our constitutional or other legal rights and may adversely impact the growth of our outdoor advertising business.

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

We intend to expand the deployment of digital billboards that display digital advertising copy from various advertisers that change up to several times per minute. We have encountered some existing regulations in the United States and Canada that restrict or prohibit these types of digital displays. Furthermore, as digital advertising displays are introduced into the market on a large scale, existing regulations that currently do not apply to digital advertising displays by their terms could be revised to impose specific restrictions on digital advertising displays due to alleged concerns over, among other things, aesthetics or driver safety.

We are subject to numerous federal, state, local and foreign laws, rules and regulations as well as industry standards and regulations regarding privacy, information security, data and consumer protection, among other things. Many of these laws and industry standards and regulations are still evolving and changes in the nature of the data that we purchase and/or collect, and the ways that data is permitted to be collected, stored, used and/or shared may negatively impact the way that we are able to conduct business.  See “Item 1A. Risk Factors—Risks Related to Our Business and Operations—Changes in regulations and consumer concerns regarding privacy, information security and data, or any failure or perceived failure to comply with these regulations or our internal policies, could negatively impact our business” and “Item 1A. Risk Factors—Risks Related to Our Business and Operations—If our security measures are breached, our services may be perceived as not being secure, users and customers may curtail or stop using our services, and we may incur significant legal and financial exposure.”

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

Investment Policies

Investment in Real Estate or Interests in Real Estate. Our investment objective is to maximize after-tax cash flow. We intend to achieve this objective by developing our existing advertising structures and sites, including through the digital modernization of such advertising structures and sites, and by building and acquiring new advertising structures and sites. We currently intend to invest in advertising structures and sites located primarily in major metropolitan areas. Future development or investment activities will not be limited to any specific percentage of our assets or to any geographic area or type of advertising structure or site. While we may diversify in terms of location, size and market, we do not have any limit on the amount or percentage of our assets that may be invested in any one property or any one geographic area. In addition, we may purchase or lease properties for long-term investment, improve the properties we presently own or other acquired properties, or lease such properties, in whole or in part, when circumstances warrant.

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

Financing and Leverage Policy

We may, when appropriate, employ leverage and use debt as a means to finance growth in our business, refinance existing debt, to provide additional funds to distribute to stockholders, and/or for corporate purposes. On January 31, 2014, our subsidiaries, Outfront Media Capital LLC (“Finance LLC”) and Outfront Media Capital Corporation (“Finance Corp.” and together with Finance LLC, the “Borrowers”) borrowed $800.0 million under a term loan due in 2021, and entered into a $425.0 million revolving credit facility maturing in 2019. On January 31, 2014, the Borrowers also issued $400.0 million aggregate principal amount of 5.250% Senior Unsecured Notes due 2022 and $400.0 million aggregate principal amount of 5.625% Senior Unsecured Notes due 2024 (together, the “Formation Notes”) in a private placement. In addition, on October 1, 2014, the Borrowers issued $150.0 million aggregate principal amount of additional 5.250% Senior Unsecured Notes due 2022 and $450.0 million aggregate principal amount of 5.875% Senior Unsecured Notes due 2025 (together, the “Acquisition Notes”) in a private placement. On March 30, 2015, the Borrowers issued $100.0 million aggregate principal amount of additional 5.625% Senior Unsecured Notes due 2024 (the “Add-on Notes” and, collectively, with the Formation Notes and the Acquisition Notes, the “Notes”) in a private placement. On March 16, 2017, the Company, along with the Borrowers, and other guarantor subsidiaries party thereto, entered into an amendment (the “Amendment”) to its credit agreement and its related security agreement, each dated January 31, 2014 (together, and as amended, supplemented or otherwise modified, the “Credit Agreement”) providing for, among other things, (i) the extension of the maturity date of the Borrowers’ existing revolving credit facility (the “Revolving Credit Facility”) from January 31, 2019, to March 16, 2022, (ii) the extension of the maturity date of the Borrowers’ existing term loan (the “Term Loan” and together with the Revolving Credit Facility, the “Senior Credit Facilities”) from January 31, 2021, to March 16, 2024, (iii) an increase to the Revolving Credit Facility by $5.0 million to $430.0 million, and (iv) the incurrence of a $10.0 million incremental term loan primarily to cover transaction fees and expenses. In addition, on June 30, 2017, certain subsidiaries of the Company entered into a $100.0 million three-year revolving accounts receivable securitization facility (the “AR Facility”) and on September 6, 2018, (i) extended the term of the AR Facility for one year so that it will now terminate on June 30, 2021, unless further extended; and (ii) entered into a 364-day $75.0 million structured repurchase facility (the “Repurchase Facility” and together with the AR Facility, the “AR Securitization Facilities”). We have, and from time to time we may, draw funds from the Revolving Credit Facility and/or the AR Securitization Facilities for specific or general corporate purposes. For more information, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.” Other than as described above, we have not borrowed any money from third parties during the past three years.

The Company’s Charter (our “charter”) and the Company’s Amended and Restated Bylaws (our “bylaws”) do not limit the amount or percentage of indebtedness that we may incur, nor have we adopted any policies addressing this. The Credit Agreement, the agreements governing the AR Securitization Facilities and the indentures governing the Notes contain, and any future debt agreements may contain, covenants that place restrictions on us and our subsidiaries. Our board of directors may limit our debt incurrence to be more restrictive than our debt covenants allow and from time to time may modify these restrictions in light of then-current economic conditions, relative costs of debt and equity capital, market values of our properties, general conditions in the market for debt and equity securities, fluctuations in the market price of our common stock, growth and acquisition opportunities and other factors. If these restrictions are relaxed, we could become more highly leveraged, resulting in an increased risk of default on our obligations and a related increase in debt service requirements. See “Item 1A. Risk Factors—Risks Related to Our Business and Operations.”

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

Company Securities Policies

In the future, we may issue debt securities (including senior securities), offer common stock, preferred stock, convertible securities or options to purchase common stock in exchange for property, and/or repurchase or otherwise reacquire our common stock or other securities in the open market or otherwise. Except in connection with the Notes and related exchanges of publicly registered Notes for privately issued Notes, equity private placements relating to a license and development agreement, the Transaction, the ATM Program (as defined in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources”) and stock-based employee compensation, in the past four years, we have not offered or issued debt securities, common stock, preferred stock, convertible securities, options to purchase common stock or any other securities in exchange for property or any other purpose. Our board of directors has the authority, without further stockholder approval, to amend our charter to increase the number of authorized shares of our common stock or preferred stock and to authorize us to issue additional shares of common stock or preferred stock, in one or more series, including senior securities, in any manner, and on the terms and for the consideration it deems appropriate, subject to applicable laws and regulations. We have not engaged in trading, underwriting or agency distribution or sale of securities of other issuers and do not intend to do so.

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

We derive our revenues from providing advertising space to customers on out-of-home advertising structures and sites. A decline in the economic prospects of advertisers, the economy in general or the economy of any individual geographic market or industry, particularly a market or industry in which we conduct substantial business and derive a significant portion of our revenues, such as the New York and Los Angeles metropolitan areas, and the retail, computers/internet and healthcare/pharmaceuticals industries, could alter current or prospective advertisers’ spending priorities. See “Item 1. Business—Our Portfolio of Outdoor Advertising Structures and Sites.” In addition, disasters, acts of terrorism, hostilities, political uncertainty, extraordinary weather events, technological changes and power outages could interrupt our ability to display advertising on our advertising structures and sites and/or lead to a reduction in economic certainty and advertising expenditures. Any reduction in advertising expenditures could adversely affect our business, financial condition or results of operations. Further, advertising expenditure patterns may be impacted by any of these factors; for example, advertisers’ expenditures may be made with less advance notice and may become difficult to forecast from period to period.

We operate in a highly competitive industry.

The outdoor advertising industry is fragmented, consisting of a few companies operating on a national basis, such as our company, Clear Channel Outdoor, Lamar, JCDecaux and Intersection, as well as hundreds of smaller regional and local companies operating a limited number of displays in a single or a few local geographic markets. We compete with these companies for both customers and display locations. If our competitors offer advertising displays at rates below the rates we charge our customers, we could lose potential customers and could be pressured to reduce our rates below those currently charged to retain customers, which could have an adverse effect on our business, financial condition and results of operations. A majority of our display locations are leased, and a significant portion of those leases are month-to-month or have a short remaining term. If our competitors offer to lease display locations at rental rates higher than the rental rates we offer, we could lose display locations and could be pressured to increase rental rates above those we currently pay to site landlords, which could have an adverse effect on our business, financial condition and results of operations. In addition, installation of advertising displays, especially digital advertising displays, by us or our competitors at a pace that exceeds the ability of the market to derive new revenues from those displays could also have an adverse effect on our business, financial condition and results of operations.

We also compete with other media, including online, mobile and social media advertising platforms and traditional platforms (such as television, radio, print and direct mail marketers). In addition, we compete with a wide variety of out-of-home media, including advertising in shopping centers, airports, movie theaters, supermarkets and taxis. Advertisers compare relative costs of available media, including the average cost per thousand impressions or “CPM,” particularly when delivering a message to customers with distinct demographic characteristics. In competing with other media, the outdoor advertising industry relies on its relative cost efficiency and its ability to reach specific markets, geographic areas and/or demographics. If we are unable to compete on these terms, we could lose potential customers and could be pressured to reduce rates below those we currently charge to retain customers, which could have an adverse effect on our business, financial condition and results of operations.

Further, as digital advertising technology continues to develop, our competitors may be able to offer products that are, or that are seen to be, substantially similar to or better than ours. This may force us to compete in different ways and incur additional costs, become subject to additional governmental regulations, and/or expend resources in order to remain competitive. If our competitors are more successful than we are in developing digital advertising products or in attracting and retaining customers, our business, financial condition and results of operations could be adversely affected.

Government regulation of outdoor advertising may restrict our outdoor advertising operations and our ability to increase the number of advertising displays in our portfolio.

The outdoor advertising industry is subject to governmental regulation and enforcement at the federal, state and local levels in the United States and Canada. These regulations have a significant impact on the outdoor advertising industry and our business. See “Item 1. Business—Regulation.” If there are changes in laws and regulations affecting outdoor advertising at any level of government, if there is an increase in the enforcement of regulations or allegations of noncompliance or if we are unable to resolve allegations, our structures and sites could be subject to removal or modification. If we are unable to obtain acceptable arrangements or compensation in circumstances in which our structures and sites are subject to removal or modification, it could have an adverse effect on our business, financial condition and results of operations.

In addition, governmental regulation and enforcement of advertising displays, especially digital advertising displays, may limit our ability to install new advertising displays, restrict advertising displays to governmentally controlled sites or permit the installation of advertising displays in a manner that could benefit our competitors disproportionately, any of which could have an adverse effect on our business, financial condition and results of operations. Further, as digital advertising displays are introduced into the market on a large scale, new or revised regulations could impose specific restrictions on the installation or use of digital advertising displays.

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

The success of the digital display platform we are currently developing for our customers and the deployment of digital advertising displays to our transit franchise partners, such as the Washington Metropolitan Area Transit Authority, the Massachusetts Bay Transportation Authority, the San Francisco Bay Area Rapid Transit District and the New York Metropolitan Transportation Authority (the “MTA”), and the realization of any anticipated benefits, will depend, in part, on our ability to finalize and demonstrate the value-added capabilities of our digital display platform to our customers, and our ability to deliver and install digital displays to our transit franchise partners in satisfaction of our contractual obligations, including delivery and installation to scale and within complex transit infrastructures, such as the MTA. If we fail to satisfy our contractual obligations and any such failures cannot be resolved, and/or the digital display platform and/or the digital advertising displays that we provide to our customers and transit franchise partners do not meet their expectations or are found to be defective, or if we are unable to realize the anticipated benefits of these products due to reduced market demand for these products or digital advertising generally, then we may incur financial liability, which could have an adverse effect on our business, financial condition and results of operation.

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

Further, we face the risk of claims that we have infringed third parties’ intellectual property rights with respect to our digital display platform, digital displays and/or any other new products we develop, which could be expensive and time consuming to defend, could require us to alter our digital display platform, digital displays and/or any new products prevent us from selling advertising on and/or using our digital display platform, digital displays and/or any new products, and/or could require us to pay license, royalty or other fees to third parties in order to continue using our digital display platform, digital displays and/or any new products.

Taxes, fees and registration requirements may reduce our profits or expansion opportunities.

A number of federal, state and local governments in the United States and Canada have implemented or initiated taxes (including taxes on revenue from outdoor advertising or for the right to use outdoor advertising assets), fees and registration requirements in an effort to decrease or restrict the number of outdoor advertising structures and sites or raise revenue, or both. For example, a tax was imposed on the outdoor advertising industry in Toronto. These laws may affect prevailing competitive conditions in our markets in a variety of ways, including reducing our expansion opportunities, or increasing or reducing competitive pressure on us from other members of the outdoor advertising industry. See—“We operate in a highly competitive industry.” These efforts may continue, and, if we are unable to compete and/or pass on the cost of these items to our customers, the increased imposition of these measures could have an adverse effect on our business, financial condition and results of operations.

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

Restrictions on outdoor advertising of certain products, services or other content are or may be imposed by federal, state and local laws and regulations, as well as contracts with municipalities and transit franchise partners. For example, tobacco products have been effectively banned from outdoor advertising in all of the jurisdictions in which we currently do business. In addition, state and local governments in some cases limit outdoor advertising of alcohol, which represented 4% of our U.S. Media segment revenues in each of 2018, 2017 and 2016. Further, certain municipalities and transit franchise partners limit issue-based outdoor advertising. Content-based restrictions could cause a reduction in our revenues from leasing advertising space on outdoor advertising displays that display such advertisements and a simultaneous increase in the available space on the existing inventory of displays in the outdoor advertising industry, which could have an adverse effect on our business, financial condition and results of operations.

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

Our business has experienced and is expected to continue to experience seasonality due to, among other things, seasonal advertising patterns and seasonal influences on advertising markets. Typically, our revenues and profits are highest in the fourth quarter, during the holiday shopping season, and lowest in the first quarter, as advertisers adjust their spending following the holiday shopping season. The effects of such seasonality make it difficult to estimate future operating results based on the previous results of any specific quarter, which may make it difficult to plan capital expenditures and expansion, could affect operating results and could have an adverse effect on our business, financial condition and results of operations.

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

As of December 31, 2018, we had total indebtedness of approximately $2.3 billion (consisting of the Term Loan, the Notes and the AR Securitization Facilities with outstanding aggregate principal balances of $670.0 million, $1.5 billion and $160.0 million, respectively), undrawn commitments under the Revolving Credit Facility of $430.0 million, excluding $66.0 million of letters of credit issued against the Revolving Credit Facility and borrowing capacity remaining under the AR Facility of $15.0 million. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

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

The agreements governing the AR Securitization Facilities also contain affirmative and negative covenants with respect to our wholly-owned SPV (as defined below) holding our accounts receivables.

In addition, the Credit Agreement (and under certain circumstances, the agreements governing the AR Securitization Facilities) has a financial covenant that requires us to maintain a Consolidated Net Secured Leverage Ratio (as described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources”). Our ability to meet this financial covenant may be affected by events beyond our control.

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

A breach of the covenants under the Credit Agreement or either of the indentures governing the Notes, as well as a breach of the covenants under the agreements governing the AR Securitization Facilities, including the inability to repay any amounts due and payable, could result in an event of default or termination event under the applicable agreement. Such a default or termination event would allow the lenders under the Senior Credit Facilities, the Purchasers (as defined below) under the AR Securitization Facilities and the holders of the Notes to accelerate the repayment of such debt and may result in the acceleration of the repayment of any other debt to which a cross-acceleration or cross-default provision applies. In the event our creditors accelerate the repayment of our borrowings, we and our subsidiaries may not have sufficient assets to repay that indebtedness. An event of default or termination event under the Credit Agreement and the agreements governing the AR Securitization Facilities would also permit the applicable lenders, Purchasers and any other secured creditors to proceed against the collateral that secures such indebtedness, and terminate all other commitments to extend additional credit to us. Any of these events could have an adverse effect on our business, financial condition and results of operations.

Despite our substantial indebtedness level, we and our subsidiaries may be able to incur substantially more indebtedness, including secured indebtedness. This could further exacerbate the risks to our financial condition described above.

We and our subsidiaries may incur significant additional indebtedness in the future, including secured indebtedness. Although the Credit Agreement, the indentures governing the Notes and the agreements governing the AR Securitization Facilities contain restrictions on the incurrence of additional indebtedness and additional liens, these restrictions will be subject to a number of qualifications and exceptions, and the additional indebtedness, including secured indebtedness, incurred in compliance with these restrictions could be substantial. If we incur any additional indebtedness that ranks equally with the our Senior Credit Facilities, the AR Securitization Facilities and/or the Notes, subject to collateral arrangements, the holders of that debt will be entitled to share ratably with existing holders of our debt in any proceeds distributed in connection with any insolvency, liquidation, reorganization, dissolution or other winding up of our business. This may have the effect of reducing the amount of proceeds paid to existing shareholders. These restrictions also will not prevent us from incurring obligations that do not constitute indebtedness. If new debt is added to our current debt levels, the related risks that we now face would increase.

Our variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly.

Borrowings under the Senior Credit Facilities and the AR Securitization Facilities are at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness will increase even though the amount borrowed remains the same, and our net income and cash flows will correspondingly decrease. At our level of indebtedness, as of December 31, 2018, each 1/4% change in interest rates on our variable rate Term Loan and AR Securitization Facilities would have resulted in a $1.3 million and $0.4 million, respectively, change in annual estimated interest expense. Our aggregate annual estimated interest expense will increase if we make any borrowings under our Revolving Credit Facility. We have, and may in the future, enter into interest rate swaps that involve the exchange of floating for fixed rate interest payments in order to reduce future interest rate volatility. However, we may not elect to maintain such interest rate swaps with respect to any of our variable rate indebtedness, and any swaps we enter into may not fully mitigate our interest rate risk. In addition, the transition away from the use of the London Interbank Offered Rate (“LIBOR”) after 2021 to a new reference rate may have unanticipated effects on the agreements governing our indebtedness, our interest rate swaps and the credit markets generally, which we are not able to predict at this time.

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

Our business may not generate cash flow from operations in an amount sufficient to enable us to pay our indebtedness, including the Notes, or to fund our other liquidity needs. If we cannot service our indebtedness, we may have to take actions such as refinancing or restructuring our indebtedness, selling assets or reducing or delaying capital expenditures, strategic acquisitions and investments. Such actions, if necessary, may not be effected on commercially reasonable terms or at all. Our ability to refinance or restructure our debt will depend on the condition of the capital markets and our financial condition at the applicable time. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. Further, the Credit Agreement, the indentures governing the Notes and the agreements governing the AR Securitization Facilities restrict our ability to undertake, or use the proceeds from, such measures.

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

We have, and may in the future, enter into hedging transactions, including without limitation, with respect to interest rate exposure and foreign currency exchange rates and on one or more of our assets or liabilities. The use of hedging transactions involves certain risks, including: (1) the possibility that the market will move in a manner or direction that would have resulted in a gain for us had a hedging transaction not been utilized, in which case our performance would have been better had we not engaged in the hedging transaction; (2) the risk of an imperfect correlation between the risk sought to be hedged and the hedging transaction used; (3) the potential illiquidity for the hedging instrument used, which may make it difficult for us to close out or unwind a hedging transaction; (4) the possibility that our counterparty fails to honor its obligations; and (5) the possibility that we may have to post collateral to enter into hedging transactions, which we may lose if we are unable to honor our obligations. In addition, as a REIT, we have limitations on our income sources, and the hedging strategies available to us will be more limited than those available to companies that are not REITs. See “—Risks Related to Our Status as a REIT—Complying with REIT requirements may limit our ability to hedge effectively and may cause us to incur tax liabilities.”

We face diverse risks in our Canadian business, which could adversely affect our business, financial condition and results of operations.

Our Canadian business contributed approximately $84.6 million to total revenues in 2018, approximately $73.2 million to total revenues in 2017 and approximately $67.3 million to total revenues in 2016. Inherent risks in our Canadian business activities could decrease our Canadian sales and have an adverse effect on our business, financial condition and results of operations. These risks include potentially unfavorable Canadian economic conditions, political conditions or national priorities, Canadian government regulation and changes in such regulation, violations of applicable anti-corruption laws or regulations, potential expropriation of assets by the Canadian government, the failure to bridge cultural differences and limited or prohibited access to our Canadian operations and the support they provide. We may also have difficulty repatriating profits or be adversely affected by exchange rate fluctuations in our Canadian business.

If our security measures are breached, our services may be perceived as not being secure, users and customers may curtail or stop using our services, and we may incur significant legal and financial exposure.

Although we have implemented physical and logical security measures, along with crisis management procedures, designed to protect against the loss, misuse and alteration of our websites, digital assets and proprietary business information as well as consumer, business partner and advertiser personally identifiable information, no security measures are impenetrable and we remain subject to unauthorized access attempts to our networks and assets. Further, because techniques used to obtain unauthorized access and degrade or disable systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. A security breach could occur due to the acts or omissions of third parties, employee error, malfeasance, system errors or vulnerabilities, or otherwise. If an actual or perceived breach of our security occurs, we could lose competitively sensitive business information or suffer disruptions to our business operations. In addition, the public perception of the effectiveness of our security measures or services could be harmed, we could lose business partners and advertisers, and we could suffer significant legal and financial exposure in connection with remediation efforts, investigations and legal proceedings and changes in our security and system protection measures.

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

We could suffer losses due to impairment in the carrying value of our long-lived assets and goodwill.

A significant portion of our assets are long-lived assets and goodwill. We test for long-lived asset impairment whenever there is an indication that the carrying amount of the asset may not be recoverable. If business conditions or other factors cause our results of operations and/or cash flows to decline, we may be required to record a non-cash asset impairment charge. We test goodwill for impairment during the fourth quarter of each year and between annual tests if events or circumstances require an interim impairment assessment. A downward revision in the estimated fair value of a reporting unit could result in a non-cash goodwill impairment charge. For example, as a result of an impairment analysis performed during the second quarter of 2018, we determined that the carrying value of our Canadian reporting unit exceeded its fair value and we recorded an impairment charge of $42.9 million on the Consolidated Statements of Operations. Any such impairment charges could have a material adverse effect on our reported net income. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies”

Risks Related to Our Status as a REIT

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

If we were to fail to remain qualified to be taxed as a REIT in any taxable year, we would be subject to U.S. federal income tax on our taxable income at regular corporate rates, and dividends paid to our stockholders would not be deductible by us in computing our taxable income. Any resulting corporate tax liability could be substantial and would reduce the amount of cash available for distribution to holders of our common stock, which in turn could have an adverse impact on the value of our common stock and may require us to incur indebtedness or liquidate certain investments in order to pay such tax liability. Unless we were entitled to relief under certain Code provisions, we would also be disqualified from re-electing to be taxed as a REIT for the four taxable years following the year in which we failed to qualify to be taxed as a REIT.

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

As a result of the REIT organizational and operational requirements described above, we may not be able to fund future capital needs, including any necessary acquisition financing, solely from operating cash flows. Consequently, we expect to rely on third-party capital market sources for debt or equity financing to fund our business strategy. In addition, we will likely need third-party capital market sources to refinance our indebtedness at or prior to maturity. Turbulence in the United States or international financial markets and economies could adversely impact our ability to replace or renew maturing liabilities on a timely basis or access the capital markets to meet liquidity and capital expenditure requirements and may result in adverse effects on our business, financial condition and results of operations. As such, we may not be able to obtain financing on favorable terms or at all. Our access to third-party sources of capital also depends, in part, on:

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

On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was signed into law making significant changes to the Code, including corporate and individual tax rates and the calculation of taxes, as well as international tax rules. While the changes in the Tax Act generally appear to be favorable with respect to REITs, the extensive changes to non-REIT provisions in the Code may have unanticipated effects on REITs, the Company and/or our stockholders. At this point, certain guidance on the changes made in the Tax Act have been issued but it is unlikely that legislative clarifications will be issued for some time.

Accordingly, there can be no assurance that the Tax Act, or any future tax legislation, will not have an adverse effect on our business, financial condition and results of operations.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our principal executive offices, which we lease, are located at 405 Lexington Avenue, 17th Floor, New York, NY 10174. We and our subsidiaries also own and lease office and warehouse space throughout the United States and Canada. We consider our properties adequate for our present needs, and adequately covered by insurance.

In the United States and Canada, we primarily lease our outdoor advertising sites, but, in a few cases, we own or hold permanent easements on our outdoor advertising sites. These lease agreements have terms varying between one month and multiple years, with an average term of nine years, and usually provide renewal options. Our lease agreements generally allow us to use the land for the construction, repair and relocation of outdoor advertising structures, including all rights necessary to access and maintain the site. Approximately 68% of our outdoor advertising site leases will expire or be subject to renewal in the next 5 years, 22% will expire or be subject to renewal in 6 to 10 years and 10% will expire or be subject to renewal in more than 10 years. There is no significant concentration of outdoor advertising sites under any one lease or with any one landlord. An important part of our business activity is to manage our lease portfolio and negotiate suitable lease renewals and extensions. For further information regarding our outdoor advertising sites and structures, see “Item 1. Business—Our Portfolio of Outdoor Advertising Structures and Sites” and “Item 1. Business—Renovation, Improvement and Development.”

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

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Shares of our common stock began trading on the New York Stock Exchange (“NYSE”) on March 28, 2014, under the ticker symbol “CBSO.” On November 20, 2014, in connection with our rebranding, shares of our common stock began trading on the NYSE under the ticker symbol “OUT”. Prior to March 28, 2014, there was no public market for our common stock.

Holders

As of February 26, 2019, we had 222 holders of record of our common stock.

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

We anticipate that our distributions generally will be taxable as ordinary income to our stockholders, although we may designate a portion of the distributions as qualified dividend income or capital gain dividends or a portion of the distributions may constitute a return of capital or be taxable as capital gain. We furnish annually to each of our stockholders a statement setting forth distributions paid during the preceding year and their characterization as ordinary income dividends, return of capital, qualified dividends, income or capital gain dividends or non-dividend distributions. Approximately 86.1% of the dividends we distributed in 2018 should be considered ordinary income by our stockholders for tax purposes, approximately 1.4% should be considered a capital gain, and approximately 12.5% should be considered a return of capital. The capital gain distribution is subject to certain recapture provisions for both individual and corporate shareholders.

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

The performance graph assumes $100 invested on March 28, 2014, in OUTFRONT Media Inc.’s common stock, Lamar Advertising Company’s common stock, Clear Channel Outdoor Holdings, Inc.’s common stock, the S&P 500, the S&P 500 Media Industry Index, and the FTSE NAREIT All Equity REITs Index, including the reinvestment of dividends, through the calendar year ended December 31, 2018.

	Mar. 28, 2014	Dec. 31, 2014	Dec. 31, 2015	Dec. 31, 2016	Dec. 31, 2017	Dec. 31, 2018
OUTFRONT Media Inc.	$100.00	$110.12	$94.82	$114.66	$113.74	$95.43
Lamar Advertising Company	100.00	108.99	127.89	150.48	174.01	170.65
Clear Channel Outdoor Holdings, Inc.	100.00	123.81	65.36	91.96	101.01	115.94
S&P 500	100.00	112.56	114.12	127.77	155.66	148.83
S&P 500 Media Industry Index(a)	100.00	115.65	110.68	127.97	138.47	128.00
FTSE NAREIT All Equity REITs Index	100.00	118.77	122.12	132.66	144.17	138.34

(a)
As of December 31, 2018, the S&P 500 Media Industry Index consists of the following companies: CBS Corporation; Charter Communications, Inc.; Comcast Corporation; Discovery Communications, Inc.; DISH Network Corporation; Interpublic Group of Companies Inc.; News Corporation; Omnicom Group Inc.

Unregistered Sales of Equity Securities

None.

Purchases of Equity Securities by the Issuer

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Remaining Authorizations
October 1, 2018 through October 31, 2018	—	$—	—	—
November 1, 2018 through November 30, 2018	—	—	—	—
December 1, 2018 through December 31, 2018	—	—	—	—
Total	—	—	—	—

Item 6. Selected Financial Data.

The following table sets forth our selected historical consolidated financial data for the periods presented. The selected historical consolidated statements of operations and cash flow data for each of the years ended December 31, 2018, 2017 and 2016 and the selected historical consolidated balance sheet data as of December 31, 2018 and 2017, have been derived from our audited consolidated financial statements for such years, which are included in this Annual Report on Form 10-K. The selected historical consolidated statements of operations and cash flow data for the years ended December 31, 2015 and 2014 and the selected historical consolidated balance sheet information as of December 31, 2016, 2015 and 2014 have been derived from our audited historical consolidated financial statements, which are not included in this Annual Report on Form 10-K.

You should read the following information together with “Item 1A. Risk Factors,” “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data.”

	Year Ended December 31,
(in millions, except per share amounts)	2018	2017	2016(a)	2015	2014
Statement of Operations data:
Revenues	$1,606.2	$1,520.5	$1,513.9	$1,513.8	$1,353.8

Adjusted OIBDA(c)	$479.5	$444.1	$449.0	$437.6	$413.4
Less:
Stock-based compensation(d)	20.2	20.5	18.0	15.2	10.4
Restructuring charges	2.1	6.4	2.5	2.6	9.8
Acquisition costs	—	—	—	—	10.4
Loss on real estate assets held for sale(b)	—	—	1.3	103.6	—
Net (gain) loss on dispositions	(5.5)	(14.3)	(1.9)	0.7	(2.5)
Impairment charge(e)	42.9	—	—	—	—
Depreciation	85.9	89.7	108.9	113.7	107.2
Amortization	99.1	100.1	115.3	115.4	95.0
Operating income	$234.8	$241.7	$204.9	$86.4	$183.1
Interest expense, net	$(125.7)	$(116.9)	$(113.8)	$(114.8)	$(84.8)
Benefit (provision) for income taxes	$(4.9)	$(4.1)	$(5.4)	$(5.4)	$206.0
Net income (loss)	$107.9	$125.8	$90.9	$(29.4)	$306.9
Net income (loss) per weighted average shares outstanding(f):
Basic	$0.76	$0.90	$0.66	$(0.21)	$2.69
Diluted	$0.75	$0.90	$0.66	$(0.21)	$2.67
Dividends declared per common share	$1.44	$1.44	$1.36	$1.42	$5.67
Funds from operations (“FFO”)(g)	$301.0	$277.3	$280.4	$272.2	$483.9
Adjusted FFO (“AFFO”)(g)	$299.7	$277.6	$294.5	$268.1	$235.7
Balance sheet data (at period end):
Property and equipment, net	$652.9	$662.1	$665.0	$701.7	$782.9
Total assets	$3,828.7	$3,808.2	$3,738.5	$3,815.5	$3,991.4
Current liabilities	$402.6	$299.6	$251.5	$265.6	$255.2
Long-term debt, net	$2,149.6	$2,145.3	$2,136.8	$2,222.0	$2,166.1
Total stockholders’ equity/invested equity	$1,102.8	$1,181.1	$1,232.9	$1,212.6	$1,445.5
Cash flow data:
Cash flow provided by operating activities	$214.3	$249.3	$287.1	$293.1	$262.8
Capital expenditures:
Growth	$63.7	$50.9	$40.9	$33.6	$40.9
Maintenance	18.6	19.9	18.5	25.6	23.3
Total capital expenditures	$82.3	$70.8	$59.4	$59.2	$64.2

(a)
In 2016, we sold all of our equity interest in certain of our subsidiaries, which held all of the assets of our outdoor advertising business in Latin America. (See Item 8., Note 13. Acquisitions and Dispositions: Dispositions to the Consolidated Financial Statements).

(b)
In 2015, we recorded a non-cash loss on real estate assets held for sale. This non-cash loss is primarily comprised of the impact of including unrecognized foreign currency translation adjustment losses in the carrying value of assets held for sale. (See Item 8., Note 13. Acquisitions and Dispositions: Dispositions to the Consolidated Financial Statements).

(c)
Adjusted OIBDA is a non-GAAP financial measure. For purposes of the above table, we calculate “Adjusted OIBDA” as operating income (loss) before depreciation, amortization, net (gain) loss on dispositions, stock-based compensation, restructuring charges, impairment charges, loss on real estate assets held for sale and costs related to the Acquisition. Adjusted OIBDA is among the primary measures we use for managing our business, evaluating our operating performance and planning and forecasting future periods, as it is an important indicator of our operational strength and business performance. Our management believes users of our financial data are best served if the information that is made available to them allows them to align their analysis and evaluation of our operating results along the same lines that our management uses in managing, planning and executing our business strategy. Our management also believes that the presentation of Adjusted OIBDA, as a supplemental measure, is useful in evaluating our business because eliminating certain non-comparable items highlight operational trends in our business that may not otherwise be apparent when relying solely on GAAP financial measures. It is management’s opinion that this supplemental measure provides users of our financial data with an important perspective on our operating performance and also makes it easier for users of our financial data to compare our results with other companies that have different financing and capital structures or tax rates. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for further information about Adjusted OIBDA.

(d)	Stock-based compensation in 2014, excludes $5.6 million recorded as Restructuring charges.

(e)
As a result of an impairment analysis performed during the second quarter of 2018, we determined that the carrying value of our Canadian reporting unit exceeded its fair value and we recorded an impairment charge of $42.9 million on the Consolidated Statement of Operations.

(f)
Net income per weighted average share outstanding for 2014 was calculated based on weighted average shares outstanding of 114.3 million for basic earnings (loss) per share (“EPS”) and 114.8 million for diluted EPS.

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

The following table presents a reconciliation of Net income (loss) to FFO and AFFO:

	Year Ended December 31,
(in millions)	2018	2017	2016	2015	2014
Net income (loss)(1)	$107.9	$125.8	$90.9	$(29.4)	$306.9
Depreciation of billboard advertising structures	69.1	76.2	98.2	104.9	99.6
Amortization of real estate-related intangible assets	42.7	48.2	52.9	55.8	44.9
Amortization of direct lease acquisition costs	43.2	40.0	38.2	36.3	33.8
Loss on real estate assets held for sale	—	—	1.3	103.6	—
Net (gain) loss on disposition of real estate assets	(5.5)	(14.3)	(1.9)	0.7	(2.5)
Impairment charge	42.9	—	—	—	—
Adjustment related to equity-based investments	0.2	0.5	0.7	0.7	0.8
Income tax effect of adjustments(2)	0.5	0.9	0.1	(0.4)	0.4
FFO	301.0	277.3	280.4	272.2	483.9
Non-cash portion of income taxes	(3.5)	(3.6)	4.2	(0.4)	(259.0)
Cash paid for direct lease acquisition costs	(41.3)	(39.2)	(37.0)	(35.9)	(32.8)
Maintenance capital expenditures	(18.6)	(19.9)	(18.5)	(25.6)	(23.3)
Restructuring charges - severance	2.1	6.4	2.5	2.6	4.2
Acquisition costs	—	—	—	—	10.4
Other depreciation	16.8	13.5	10.7	8.8	7.6
Other amortization	13.2	11.9	24.2	23.3	16.3
Stock-based compensation	20.2	20.5	18.0	15.2	16.0
Non-cash effect of straight-line rent	1.9	3.4	1.3	(0.3)	(0.2)
Accretion expense	2.4	2.3	2.4	2.5	2.3
Amortization of deferred financing costs	5.7	6.1	6.4	6.3	12.1
Income tax effect of adjustments(3)	(0.2)	(1.1)	(0.1)	(0.6)	(1.8)
AFFO	$299.7	$277.6	$294.5	$268.1	$235.7

(1)
Our net income (loss) reflects our tax status as a regular domestic C corporation for U.S. federal income tax purposes through July 16, 2014. On July 17, 2014, we began operating as a REIT for U.S. federal income tax purposes. We incurred an income tax expense of $4.9 million in 2018, $4.1 million in 2017, $5.4 million in each of 2016 and 2015, and realized an income tax benefit of $206.0 million in 2014. Our cash paid for taxes during these periods were $8.4 million in 2018, $6.8 million in 2017, $1.2 million in 2016, $5.8 million in 2015 and $53.0 million in 2014. (See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Cash Flows.”)

(2)	Income tax effect related to Net (gain) loss on disposition of real estate assets.

(3)	Income tax effect related to Restructuring charges - severance and acquisition costs.

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

Overview

OUTFRONT Media is a real estate investment trust (“REIT”), which provides advertising space (“displays”) on out-of-home advertising structures and sites in the United States (the “U.S.”) and Canada. We manage our operations through three operating segments—(1) U.S. Billboard and Transit, which is included in our U.S. Media reportable segment, (2) International and (3) Sports Marketing. International and Sports Marketing do not meet the criteria to be a reportable segment and accordingly, are both included in Other (see Item 8., Note 19. Segment Information to the Consolidated Financial Statements). Prior to April 1, 2016, our International segment included our advertising businesses in Canada and Latin America.

On April 1, 2016, we sold all of our equity interests in certain of our subsidiaries (the “Disposition”), which held all of the assets of our outdoor advertising business in Latin America. (See Item 8., Note 13. Acquisitions and Dispositions: Dispositions to the Consolidated Financial Statements.) The operating results of our outdoor advertising business in Latin America through April 1, 2016, are included on our Consolidated Financial Statements for 2016, and are included in Other in our segment reporting.

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

In addition to providing location-based displays, we also focus on delivering audiences to our customers. Using Geopath, the out-of-home advertising industry’s audience measurement system, we provide advertisers with the size and demographic composition of the audience that is exposed to individual displays or a complete campaign. As part of our ON Smart Media platform, we are developing hardware and software solutions for enhanced demographic and location targeting, and engaging ways to connect with consumers on-the-go. Additionally, our OUTFRONT Mobile Network allows our customers to further leverage location targeting with interactive mobile advertising that uses geofence technology and other data to push mobile ads to consumers within a pre-defined radius around a corresponding billboard display or other designated advertising location. Further, our social influence add-on product allows our customers to leverage location targeting with social sharing amplification.

We believe out-of-home advertising continues to be an attractive form of advertising, as our displays are always viewable and cannot be turned off, skipped, blocked or fast-forwarded. Further, out-of-home advertising can be an effective “stand-alone” medium, as well as an integral part of a campaign to reach audiences using multiple forms of media, including television, radio, print, online, mobile and social media advertising platforms. We provide our customers with a differentiated advertising solution at an attractive price point relative to other forms of advertising. In addition to leasing displays, we provide other value-added services to our customers, such as pre-campaign category research, attribution, consumer insights, creative design support through OUTFRONT Studios, print production and post-campaign tracking and analytics, as well as use of a real-time mobile operations reporting system that facilitates proof of performance to customers for substantially all of our business.

U.S. Media. Our U.S. Media segment generated 22% of its revenues in the New York City metropolitan area in 2018, 23% in 2017 and 25% in 2016, and generated 16% in the Los Angeles metropolitan area in each of 2018, 2017 and 2016. Our U.S. Media segment generated Revenues of $1,466.8 million in 2018, $1,406.5 million in 2017 and $1,393.8 million in 2016, and Operating income before Depreciation, Amortization, Net (gain) loss on dispositions, Stock-based compensation, Restructuring charges, Impairment charges and Loss on real estate assets held for sale (“Adjusted OIBDA”) of $500.2 million in 2018, $478.1 million in 2017 and $473.8 million in 2016. (See the “Segment Results of Operations” section of this MD&A.)

Other (includes International and Sports Marketing). Other generated Revenues of $139.4 million in 2018, $114.0 million in 2017 and $120.1 million in 2016, and Adjusted OIBDA of $17.3 million in 2018, $8.4 million in 2017 and $17.8 million in 2016.

Economic Environment

Our revenues and operating results are sensitive to fluctuations in advertising expenditures, general economic conditions and other external events beyond our control.

Business Environment

The outdoor advertising industry is fragmented, consisting of several companies operating on a national basis, as well as hundreds of smaller regional and local companies operating a limited number of displays in a single or a few local geographic markets. We compete with these companies for both customers and structure and display locations. We also compete with other media, including online, mobile and social media advertising platforms and traditional advertising platforms (such as television, radio, print and direct mail marketers). In addition, we compete with a wide variety of out-of-home media, including advertising in shopping centers, airports, movie theaters supermarkets and taxis.

Increasing the number of digital displays in our prime audience locations is an important element of our organic growth strategy, as digital displays have the potential to attract additional business from both new and existing customers. We believe digital displays are attractive to our customers because they allow for the development of richer and more visually engaging messages, provide our customers with the flexibility both to target audiences by time of day and to quickly launch new advertising campaigns, and eliminate or greatly reduce print production and installation costs. In addition, digital displays enable us to run multiple advertisements on each display. Digital billboard displays generate approximately four times more revenue per display on average than traditional static billboard displays. Digital billboard displays also incur, on average, approximately two to four times more costs, including higher variable costs associated with the increase in revenue than traditional static billboard displays. As a result, digital billboard displays generate higher profits and cash flows than traditional static billboard displays. The majority of our digital billboard displays were converted from traditional static billboard displays.

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

We have built or converted 57 new digital billboard displays in the United States and 26 in Canada in 2018. Additionally, in 2018, we installed 56 small-format digital displays and entered into marketing arrangements to sell advertising on 18 third-party digital billboard displays in the U.S. with a net decrease of three third-party digital billboard displays in Canada. In 2018, we have built, converted or replaced 1,646 digital transit and other displays in the United States. The following table sets forth information regarding our digital displays.

	Digital Revenues (in millions) for the Year Ended December 31, 2018			Number of Digital Displays as of December 31, 2018(a)
Location	Digital Billboard	Digital Transit and Other	Total Digital Revenues	Digital Billboard Displays	Digital Transit and Other Displays	Total Digital Displays
United States	$189.9	$59.4	$249.3	957	2,854	3,811
Canada	26.2	0.2	26.4	183	58	241
Total	$216.1	$59.6	$275.7	1,140	2,912	4,052

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

Our revenues and profits may fluctuate due to seasonal advertising patterns and influences on advertising markets. Typically, our revenues and profits are highest in the fourth quarter, during the holiday shopping season, and lowest in the first quarter, as advertisers adjust their spending following the holiday shopping season.

We have a diversified base of customers across various industries. During 2018, our largest categories of advertisers were retail, computers/internet and healthcare/pharmaceuticals, which represented 9%, 8%, and 8% of our total U.S. Media segment revenues, respectively. During 2017, our largest categories of advertisers were retail, healthcare/pharmaceuticals and television, which represented 9%, 8% and 7% of our total U.S. Media segment revenues. During 2016, our largest categories of advertisers were retail, television and healthcare/pharmaceuticals, which represented 9%, 7% and 7% of our total U.S. Media segment revenues, respectively.

Our large-scale portfolio allows our customers to reach a national audience and also provides the flexibility to tailor campaigns to specific regions or markets. In 2018, we generated approximately 44% of our U.S. Media segment revenues from national advertising campaigns, compared to 45% in 2017 and 47% in 2016.

Our transit businesses require us to periodically obtain and renew contracts with municipalities and other governmental entities. When these contracts expire, we generally must participate in highly competitive bidding processes in order to obtain or renew contracts.

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

	Year Ended December 31,
(in millions, except percentages)	2018	2017	% Change
Revenues	$1,606.2	$1,520.5	6%
Organic revenues(a)(b)	1,586.5	1,513.2	5
Operating income	234.8	241.7	(3)
Adjusted OIBDA(b)	479.5	444.1	8
Adjusted OIBDA(b) margin	30%	29%
Funds from operations (“FFO”)(b)	301.0	277.3	9
Adjusted FFO (“AFFO”)(b)	299.7	277.6	8
Net income	107.9	125.8	(14)

(a)
Organic revenues exclude revenues associated with a significant acquisition, the impact of a new accounting standard (See Item 8., Note 2. Summary of Significant Accounting Policies: Adoption of New Accounting Standards to the Consolidated Financial Statements) and the impact of foreign currency exchange rates (“non-organic revenues”). We provide organic revenues to understand the underlying growth rate of revenue excluding the impact of non-organic revenue items. Our management believes organic revenues are useful to users of our financial data because it enables them to better understand the level of growth of our business period to period. Since organic revenues are not calculated in accordance with GAAP, it should not be considered in isolation of, or as a substitute for, revenues as an indicator of operating performance. Organic revenues, as we calculate it, may not be comparable to similarly titled measures employed by other companies.

(b)
See the “Reconciliation of Non-GAAP Financial Measures” and “Revenues” sections of this MD&A for reconciliations of Operating income to Adjusted OIBDA, Net income to FFO and AFFO and Revenues to organic revenues.

Adjusted OIBDA

We calculate Adjusted OIBDA as operating income (loss) before depreciation, amortization, net (gain) loss on dispositions, stock-based compensation, restructuring charges, impairment charges and loss on real estate assets held for sale. We calculate Adjusted OIBDA margin by dividing Adjusted OIBDA by total revenues. Adjusted OIBDA and Adjusted OIBDA margin are among the primary measures we use for managing our business, evaluating our operating performance and planning and forecasting future periods, as each is an important indicator of our operational strength and business performance. Our management believes users of our financial data are best served if the information that is made available to them allows them to align their analysis and evaluation of our operating results along the same lines that our management uses in managing, planning and executing our business strategy. Our management also believes that the presentations of Adjusted OIBDA and Adjusted OIBDA margin, as supplemental measures, are useful in evaluating our business because eliminating certain non-comparable items highlight operational trends in our business that may not otherwise be apparent when relying solely on GAAP financial measures. It is management’s opinion that these supplemental measures provide users of our financial data with an important perspective on our operating performance and also make it easier for users of our financial data to compare our results with other companies that have different financing and capital structures or tax rates.

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

Since Adjusted OIBDA, Adjusted OIBDA margin, FFO and AFFO are not measures calculated in accordance with GAAP, they should not be considered in isolation of, or as a substitute for, operating income (loss), net income (loss) and revenues, the most directly comparable GAAP financial measures, as indicators of operating performance. These measures, as we calculate them, may not be comparable to similarly titled measures employed by other companies. In addition, these measures do not necessarily represent funds available for discretionary use and are not necessarily a measure of our ability to fund our cash needs.

Reconciliation of Non-GAAP Financial Measures

The following table reconciles Operating income to Adjusted OIBDA, and Net income to FFO and AFFO.

	Year Ended December 31,
(in millions, except per share amounts)	2018	2017
Total revenues	$1,606.2	$1,520.5

Operating income	$234.8	$241.7
Restructuring charges	2.1	6.4
Net gain on dispositions	(5.5)	(14.3)
Impairment charge	42.9	—
Depreciation	85.9	89.7
Amortization	99.1	100.1
Stock-based compensation	20.2	20.5
Adjusted OIBDA	$479.5	$444.1
Adjusted OIBDA margin	30%	29%

Net income	$107.9	$125.8
Depreciation of billboard advertising structures	69.1	76.2
Amortization of real estate-related intangible assets	42.7	48.2
Amortization of direct lease acquisition costs	43.2	40.0
Net gain on disposition of real estate assets	(5.5)	(14.3)
Impairment charge	42.9	—
Adjustment related to equity-based investments	0.2	0.5
Income tax effect of adjustments(a)	0.5	0.9
FFO	301.0	277.3
Non-cash portion of income taxes	(3.5)	(3.6)
Cash paid for direct lease acquisition costs	(41.3)	(39.2)
Maintenance capital expenditures	(18.6)	(19.9)
Restructuring charges	2.1	6.4
Other depreciation	16.8	13.5
Other amortization	13.2	11.9
Stock-based compensation	20.2	20.5
Non-cash effect of straight-line rent	1.9	3.4
Accretion expense	2.4	2.3
Amortization of deferred financing costs	5.7	6.1
Income tax effect of adjustments(b)	(0.2)	(1.1)
AFFO	$299.7	$277.6

(a)	Income tax effect related to Net gain on disposition of real estate assets.

(b)	Income tax effect related to Restructuring charges.

FFO in 2018 of $301.0 million increased $23.7 million, or 9%, compared to 2017. AFFO in 2018 of $299.7 million increased $22.1 million, or 8%, compared to 2017, primarily due to higher net income, as adjusted for non-cash items and lower maintenance capital expenditures, partially offset by lower restructuring charges.

Analysis of Results of Operations

Revenues

We derive Revenues primarily from providing advertising space to customers on our advertising structures and sites. Our contracts with customers generally cover periods ranging from four weeks to one year. Revenues from billboard displays are recognized as rental income on a straight-line basis over the contract term. Transit and other revenues are recognized over the contract period. (See Item 8., Note 11. Revenues to the Consolidated Financial Statements.)

2018 vs. 2017

	Year Ended December 31,		% Change
(in millions, except percentages)	2018	2017
Revenues:
Billboard	$1,112.4	$1,059.0	5%
Transit and other	493.8	461.5	7
Total revenues	1,606.2	1,520.5	6

Organic revenues(a):
Billboard	$1,099.7	$1,051.8	5
Transit and other	486.8	461.4	6
Total organic revenues(a)	1,586.5	1,513.2	5
Non-organic revenues:
Billboard	12.7	7.2	76
Transit and other	7.0	0.1	*
Total non-organic revenues	19.7	7.3	170
Total revenues	$1,606.2	$1,520.5	6

*	Calculation is not meaningful.

(a)
Organic revenues exclude revenues associated with a significant acquisition, the impact of a new accounting standard (see Item 8., Note 2. Summary of Significant Accounting Policies: Adoption of New Accounting Standards to the Consolidated Financial Statements) and the impact of foreign currency exchange rates (“non-organic revenues”).

On June 13, 2017, certain subsidiaries of OUTFRONT Media Inc. acquired the equity interests of certain subsidiaries of All Vision LLC (“All Vision”), which hold substantially all of All Vision’s outdoor advertising assets in Canada, and effectuated an amalgamation of All Vision’s Canadian business with our Canadian business (the “Transaction”).

Total revenues increased $85.7 million, or 6%, and organic revenues increased $73.3 million, or 5%, in 2018 compared to 2017.

In 2018, non-organic revenues reflect an acquisition and the impact of a new accounting standard (see Item 8., Note 2. Summary of Significant Accounting Policies: Adoption of New Accounting Standards to the Consolidated Financial Statements). In 2017, non-organic revenues reflect an acquisition and the impact of foreign currency exchange rates.

Total billboard revenues increased $53.4 million, or 5%, in 2018 compared to 2017, principally driven by an increase in average revenue per display (yield), the conversion of traditional static billboard displays to digital billboard displays and the impact of the Transaction, partially offset by lower proceeds from condemnations.

Organic billboard revenues in 2018 increased $47.9 million, or 5%, compared to 2017, due to an increase in average revenue per display (yield) and the conversion of traditional static billboard displays to digital billboard displays, partially offset by lower proceeds from condemnations.

Total transit and other revenues increased $32.3 million, or 7%, in 2018 compared to 2017, driven by growth in digital displays, the impact of a new accounting standard on our Sports Marketing operating segment and the net effect of won and lost franchises in the period.

The increase in organic transit and other revenues in 2018 compared to 2017, is due to growth in digital displays and the net effect of won and lost franchises in the period.

2017 vs. 2016

	Year Ended December 31,		% Change
(in millions, except percentages)	2017	2016
Revenues:
Billboard	$1,059.0	$1,071.0	(1)%
Transit and other	461.5	442.9	4
Total revenues	1,520.5	1,513.9	—

Organic revenues(a):
Billboard	$1,046.5	$1,057.8	(1)
Transit and other	455.1	435.4	5
Total organic revenues(a)	1,501.6	1,493.2	1
Non-organic revenues:
Billboard	12.5	13.2	(5)
Transit and other	6.4	7.5	(15)
Total non-organic revenues	18.9	20.7	(9)
Total revenues	$1,520.5	$1,513.9	—

(a)	Organic revenues exclude revenues associated with significant acquisitions and divestitures, and the impact of foreign currency exchange rates (“non-organic revenues”).

Total revenues increased $6.6 million and organic revenues increased $8.4 million, or 1%, in 2017 compared to 2016.

In 2017, non-organic revenues primarily reflects acquisitions. In 2016, non-organic revenues primarily reflects an acquisition and a disposition, as well as the impact of foreign currency exchange rates.

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

The increase in organic transit and other revenues in 2017 compared to 2016, is due to the net effect of won and lost franchises in the period (primarily the MBTA), partially offset by lower revenues in New York due to a decrease in average revenue per display (yield), as discussed above.

Expenses

				% Change
	Year Ended December 31,			2018 vs.	2017 vs.
(in millions, except percentages)	2018	2017	2016	2017	2016
Expenses:
Operating	$859.9	$835.2	$818.1	3%	2%
Selling, general and administrative	287.0	261.7	264.8	10	(1)
Restructuring charges	2.1	6.4	2.5	(67)	156
Loss on real estate assets held for sale	—	—	1.3	*	*
Net gain on dispositions	(5.5)	(14.3)	(1.9)	(62)	*
Impairment charge	42.9	—	—	*	*
Depreciation	85.9	89.7	108.9	(4)	(18)
Amortization	99.1	100.1	115.3	(1)	(13)
Total expenses	$1,371.4	$1,278.8	$1,309.0	7	(2)

*	Calculation is not meaningful.

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

Posting, maintenance and other site-related expenses. These expenses primarily reflect costs associated with posting and rotation, materials, repairs and maintenance, utilities, property taxes and direct costs associated with our Sports Marketing operating segment.

				% Change
	Year Ended December 31,			2018 vs.	2017 vs.
(in millions, except percentages)	2018	2017	2016	2017	2016
Operating expenses:
Billboard property lease	$384.1	$371.2	$364.9	3%	2%
Transit franchise	233.8	238.0	230.9	(2)	3
Posting, maintenance and other	242.0	226.0	222.3	7	2
Total operating expenses	$859.9	$835.2	$818.1	3	2

Billboard property lease expenses represented 35% of billboard revenues in each of 2018 and 2017 and 34% in 2016. The increase in billboard property lease costs in 2018 compared to 2017 was primarily due the terms of the new New York Metropolitan Transportation Authority (“MTA”) billboard agreement, higher variable rent related to the increase in revenue and the impact of the Transaction. The increase in billboard property lease costs in 2017 compared to 2016 was primarily due to an increase in Canada billboard property lease costs, primarily as a result of the impact of the Transaction, and an increase in U.S. Media segment billboard property lease costs, including a $1.5 million one-time true-up, partially offset by the impact of the Disposition (a decrease of $3.0 million compared to 2016). Excluding the impact of the Disposition in 2016, billboard property lease expenses increased 3% in 2017 compared to 2016.

Transit franchise expenses represented 59% of transit display revenues in 2018 and 63% in each of 2017 and 2016. The decrease in transit franchise expenses in 2018 compared to 2017 was primarily due to the terms of the new MTA transit franchise agreement. The increase in transit franchise expenses in 2017 compared to 2016 was primarily due to the increase in transit revenues, primarily from new contracts (primarily the MBTA), partially offset by the impact of the Disposition (a decrease of $0.8 million compared to 2016).

Billboard property lease and transit franchise expenses increased by $8.7 million in 2018 compared to 2017. Billboard property lease and transit franchise expenses increased by $13.4 million in 2017 compared to 2016.

Posting, maintenance and other expenses as a percentage of Revenues were 15% in each of 2018, 2017 and 2016. Posting, maintenance and other expenses increased $16.0 million, or 7%, in 2018 compared to 2017, primarily due to the impact of a new accounting standard on our Sports Marketing operating segment (see Item 8., Note 2. Summary of Significant Accounting Policies: Adoption of New Accounting Standards to the Consolidated Financial Statements), higher costs related to third-party digital equipment sales and higher expenses related to our digital operations. Posting, maintenance and other expenses increased $3.7 million, or 2%, in 2017 compared to 2016, primarily due to higher expenses related to our Sports Marketing operating segment, higher compensation and benefits-related costs, and the impact of hurricanes in the Florida and Texas markets, partially offset by the impact of the Disposition (a decrease of $5.0 million compared to 2016). Excluding the impact of the Disposition, posting, maintenance and other expenses increased 4% in 2017 compared to 2016.

Selling, General and Administrative Expenses (“SG&A”)

SG&A expenses represented 18% of Revenues in 2018 and 17% in each of 2017 and 2016. SG&A expenses increased $25.3 million, or 10%, in 2018 compared to 2017, primarily due to higher compensation and other employee-related costs and higher strategic business development costs, partially offset by lower bad debt expense. SG&A expenses decreased $3.1 million, or 1%, in 2017 compared to 2016, primarily due to lower professional fees and the impact of the Disposition (a decrease of $3.1 million compared to 2016), partially offset by higher expenses related to our Sports Marketing operating segment. Excluding the impact of the Disposition, SG&A expenses in 2017 were comparable to 2016.

Restructuring Charges

In 2018, we recorded restructuring charges of $2.1 million for severance charges associated with the reorganization of various departments, for severance charges associated with the reorganization of our Sports Marketing operating segment management team and the elimination of a corporate management position. In 2017, we recorded restructuring charges of $6.4 million for severance charges primarily associated with the Transaction. In 2016, we recorded restructuring charges of $2.5 million for severance charges associated with the reorganization of our sales management and administrative functions.

Loss on Real Estate Assets Held for Sale

In connection with the Disposition, the impact of including unrecognized foreign currency translation adjustment losses in the carrying value of assets held for sale resulted in a non-cash loss on real estate assets held for sale of approximately $1.3 million in 2016. Upon completion of the Disposition in 2016, the unrecognized foreign currency translation adjustment loss was reclassified to earnings from Accumulated other comprehensive loss on the Consolidated Statement of Financial Position.

Net Gain on Dispositions

Net gain on dispositions was $5.5 million in 2018, $14.3 million in 2017, which includes a gain of $14.1 million from the acquisition of digital billboards in the Boston, Massachusetts, DMA in exchange for static billboards in four non-metropolitan market clusters, and $1.9 million in 2016.

Depreciation

Depreciation decreased $3.8 million, or 4%, in 2018 compared to 2017, primarily due to the increase in fully-depreciated advertising billboards, partially offset by higher depreciation as a result of an increased number of digital billboards. Depreciation decreased $19.2 million, or 18%, in 2017 compared to 2016, due primarily to the increase in fully-depreciated advertising billboards and the impact of the Disposition, partially offset by higher depreciation associated with the increased number of digital billboards.

Amortization
Amortization decreased $1.0 million, or 1%, in 2018 compared to 2017, principally driven by lower amortization of intangible assets, partially offset by higher direct lease acquisition costs. Amortization decreased $15.2 million, or 13%, in 2017 compared to 2016, principally driven by lower amortization of intangible assets. Amortization expense includes the amortization of direct lease acquisition costs of $43.2 million in 2018, $40.0 million in 2017 and $38.2 million in 2016. Capitalized direct lease acquisition costs were $43.2 million in 2018, $40.4 million in 2017 and $38.0 million in 2016.

Interest Expense

Interest expense, net, was $125.7 million (including $5.7 million of deferred financing costs) in 2018, $116.9 million (including $6.1 million of deferred financing costs) in 2017 and $113.8 million (including $6.4 million of deferred financing costs) in 2016. The increase in Interest expense, net, in 2018 compared to 2017 and 2016, was primarily due to higher interest rates, a higher outstanding average debt balance and letter of credit facility fees associated with the new MTA transit franchise agreement in 2018. (See the “Liquidity and Capital Resources” section of this MD&A.)

Provision for Income Taxes

The Provision for income taxes was $4.9 million in 2018, $4.1 million in 2017 (including a $2.1 million effect from the Tax Cuts and Jobs Act on net deferred tax assets) and $5.4 million in 2016. The effective income tax rate was 4.7% for 2018, 3.3% for 2017 and 5.9% for 2016.

Net Income

Net income was $107.9 million in 2018, a decrease of $17.9 million compared to 2017, due primarily to an impairment charge of $42.9 million recorded in the second quarter of 2018 related to our Canadian reporting unit (see the “Critical Accounting Policies” section of this MD&A), higher billboard property lease costs due to the terms of the MTA billboard agreement, higher costs related to third-party digital equipment sales, higher expense due to our digital operations, higher compensation and other employee-related costs, higher strategic business development costs and higher net interest expense, partially offset by higher revenues. Net income was $125.8 million in 2017, an increase of $34.9 million compared to 2016, primarily due to lower depreciation and amortization, a gain of $14.1 million from the acquisition of digital billboards in the Boston, Massachusetts, DMA in exchange for static billboards in four non-metropolitan market clusters, lower professional fees and the impact of the Disposition.

Segment Results of Operations

We present Adjusted OIBDA as the primary measure of profit and loss for our reportable segments. (See the “Key Performance Indicators” section of this MD&A and Item 8., Note 19. Segment Information to the Consolidated Financial Statements.)

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

The following table presents our Revenues, Adjusted OIBDA and Operating income (loss) by segment in 2018, 2017 and 2016. On April 1, 2016, we completed the Disposition. The operating results of our outdoor advertising business in Latin America through April 1, 2016, are included in Other.

	Year Ended December 31,
(in millions)	2018	2017	2016
Revenues:
U.S. Media	$1,466.8	$1,406.5	$1,393.8
Other	139.4	114.0	120.1
Total revenues	$1,606.2	$1,520.5	$1,513.9

Operating income	$234.8	$241.7	$204.9
Restructuring charges	2.1	6.4	2.5
Loss on real estate assets held for sale	—	—	1.3
Net gain on dispositions	(5.5)	(14.3)	(1.9)
Impairment charge	42.9	—	—
Depreciation	85.9	89.7	108.9
Amortization	99.1	100.1	115.3
Stock-based compensation(a)	20.2	20.5	18.0
Total Adjusted OIBDA	$479.5	$444.1	$449.0

Adjusted OIBDA:
U.S. Media	$500.2	$478.1	$473.8
Other	17.3	8.4	17.8
Corporate	(38.0)	(42.4)	(42.6)
Total Adjusted OIBDA	$479.5	$444.1	$449.0

Operating income (loss):
U.S. Media	$342.8	$320.6	$269.5
Other	(49.4)	(16.0)	(4.0)
Corporate	(58.6)	(62.9)	(60.6)
Total operating income	$234.8	$241.7	$204.9

(a)	Stock-based compensation is classified as Corporate expense.

U.S. Media

2018 vs. 2017

	Year Ended December 31,		% Change
(in millions, except percentages)	2018	2017
Revenues:
Billboard	$1,040.8	$997.9	4%
Transit and other	426.0	408.6	4
Total revenues	1,466.8	1,406.5	4
Operating expenses	(767.9)	(754.5)	2
SG&A expenses	(198.7)	(173.9)	14
Adjusted OIBDA	$500.2	$478.1	5
Adjusted OIBDA margin	34%	34%

Operating income	$342.8	$320.6	7
Restructuring charges	0.9	2.3	(61)
Net gain on dispositions	(5.3)	(14.4)	(63)
Depreciation and amortization	161.8	169.6	(5)
Adjusted OIBDA	$500.2	$478.1	5

Total U.S. Media segment revenues increased $60.3 million, or 4%, in 2018 compared to 2017, reflecting the conversion of traditional static billboard and transit displays to digital displays and an increase in average revenue per display (yield) in billboards, partially offset by lower proceeds from condemnations. We generated approximately 44% in 2018 and 45% in 2017 of our U.S. Media segment revenues from national advertising campaigns.

Revenues from U.S. Media segment billboards increased $42.9 million, or 4%, in 2018 compared to 2017, driven by an increase in average revenue per display (yield) and the conversion of traditional static billboard displays to digital billboard displays, partially offset by lower proceeds from condemnations.

Transit and other revenues in the U.S. Media segment increased $17.4 million, or 4%, in 2018 compared to 2017, driven by growth in digital displays and the net effect of won and lost franchises in the period.

U.S. Media segment operating expenses increased $13.4 million, or 2%, in 2018 compared to 2017, primarily due to higher billboard property lease costs, due primarily to the new MTA billboard agreement, and higher expenses related to our digital operations, partially offset by lower transit franchise expenses in connection with the new MTA transit franchise agreement. In the U.S. Media segment, billboard property lease expenses represented 34% of billboard revenues in 2018 and 35% in 2017, and transit franchise expenses represented 59% of transit revenues in 2018 and 63% in 2017. U.S. Media segment SG&A expenses increased $24.8 million, or 14%, in 2018 compared to 2017, primarily due to higher compensation and other employee-related costs, higher strategic business development costs and higher professional fees, partially offset by lower bad debt expense.

U.S. Media segment Adjusted OIBDA increased $22.1 million, or 5%, in 2018 compared to 2017.

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

U.S. Media segment Adjusted OIBDA increased $4.3 million, or 1%, in 2017 compared to 2016.

Other

2018 vs. 2017

	Year Ended December 31,		% Change
(in millions, except percentages)	2018	2017
Revenues:
Billboard	$71.6	$61.1	17%
Transit and other	67.8	52.9	28
Total revenues	$139.4	$114.0	22

Organic revenues(a):
Billboard	$58.9	$53.9	9
Transit and other	60.8	52.8	15
Total organic revenues(a)	119.7	106.7	12
Non-organic revenues:
Billboard	12.7	7.2	76
Transit and other	7.0	0.1	*
Total non-organic revenues	19.7	7.3	170
Total revenues	139.4	114.0	22
Operating expenses	(92.0)	(80.7)	14
SG&A expenses	(30.1)	(24.9)	21
Adjusted OIBDA	$17.3	$8.4	106
Adjusted OIBDA margin	12%	7%

Operating loss	$(49.4)	$(16.0)	*
Restructuring charges	0.8	4.1	(80)
Net (gain) loss on dispositions	(0.2)	0.1	*
Impairment charge	42.9	—	*
Depreciation and amortization	23.2	20.2	15
Adjusted OIBDA	$17.3	$8.4	106

*	Calculation is not meaningful.

(a)
Organic revenues exclude revenues associated with a significant acquisition, the impact of a new accounting standard (see Item 8., Note 2. Summary of Significant Accounting Policies: Adoption of New Accounting Standards) and the impact of foreign currency exchange rates (“non-organic revenues”).

Total Other revenues increased $25.4 million, or 22%, in 2018 compared to 2017, reflecting the impact of a new accounting standard on our Sports Marketing operating segment (see Item 8., Note 2. Summary of Significant Accounting Policies: Adoption of New Accounting Standards to the Consolidated Financial Statements), the impact of the Transaction and an increase in third-party digital equipment sales.

Other operating expenses increased $11.3 million, or 14%, in 2018 compared to 2017, driven by the impact of a new accounting standard on our Sports Marketing operating segment, the impact of the Transaction and higher costs related to third-party digital equipment sales. Other SG&A expenses increased $5.2 million, or 21%, in 2018 compared to 2017, primarily driven by the impact of a new accounting standard on our Sports Marketing operating segment and the impact of the Transaction.

Other Adjusted OIBDA increased $8.9 million, or 106%, in 2018 compared to 2017, primarily driven by the impact of the Transaction and improved performance in Canada.

2017 vs. 2016

	Year Ended December 31,		% Change
(in millions, except percentages)	2017	2016
Revenues:
Billboard	$61.1	$65.4	(7)%
Transit and other	52.9	54.7	(3)
Total revenues	114.0	120.1	(5)

Organic revenues(a):
Billboard	$54.1	$56.2	(4)
Transit and other	52.9	53.7	(1)
Total organic revenues(a)	107.0	109.9	(3)
Non-organic revenues:
Billboard	7.0	9.2	(24)
Transit and other	—	1.0	*
Total non-organic revenues	7.0	10.2	(31)
Total revenues	114.0	120.1	(5)
Operating expenses	(80.7)	(78.8)	2
SG&A expenses	(24.9)	(23.5)	6
Adjusted OIBDA	8.4	17.8	(53)
Adjusted OIBDA margin	7%	15%

Operating loss	$(16.0)	$(4.0)	*
Restructuring charges	4.1	—	*
Loss on real estate assets held for sale	—	1.3	*
Net (gain) loss on dispositions	0.1	(0.2)	*
Depreciation and amortization	20.2	20.7	(2)
Adjusted OIBDA	8.4	17.8	(53)

*	Calculation is not meaningful.

(a)	Organic revenues exclude revenues associated with significant acquisitions and divestitures, and the impact of foreign currency exchange rates (“non-organic revenues”).

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

Corporate

Corporate expenses primarily include expenses associated with employees who provide centralized services. Corporate expenses, excluding stock-based compensation and restructuring charges, were $38.0 million in 2018, $42.4 million in 2017 and $42.6 million in 2016. Corporate expenses decreased $4.4 million in 2018 compared to 2017, primarily due to lower compensation-related expenses in 2018 and one-time expenses in 2017, including higher professional fees and costs incurred in connection with amending our Senior Credit Facilities (as defined in the “Liquidity and Capital Resources” section of this MD&A). Corporate expenses in 2017 decreased slightly compared to 2016, primarily reflecting lower professional fees, partially offset by costs incurred in connection with amending the Senior Credit Facilities.

Liquidity and Capital Resources

	As of December 31,		%
(in millions, except percentages)	2018	2017	Change
Assets:
Cash and cash equivalents	$52.7	$48.3	9%
Restricted cash	1.4	—	*
Receivables, less allowances of $10.7 in 2018 and $11.5 in 2017	264.9	231.1	15
Prepaid lease and transit franchise costs	69.3	68.6	1
Prepaid MTA equipment deployment costs	18.9	4.7	*
Other prepaid expenses	13.9	13.5	3
Other current assets	8.4	9.8	(14)
Total current assets	429.5	376.0	14
Liabilities:
Accounts payable	68.4	56.1	22
Accrued compensation	47.1	34.6	36
Accrued interest	19.1	16.1	19
Accrued lease costs	32.3	30.5	6
Other accrued expenses	31.2	42.3	(26)
Deferred revenues	29.8	21.3	40
Short-term debt	160.0	80.0	100
Other current liabilities	14.7	18.7	(21)
Total current liabilities	402.6	299.6	34
Working capital	$26.9	$76.4	(65)

*	Calculation is not meaningful.

We continually project anticipated cash requirements for our operating, investing and financing needs as well as cash flows generated from operating activities available to meet these needs. Due to seasonal advertising patterns and influences on advertising markets, our revenues and operating income are typically highest in the fourth quarter, during the holiday shopping season, and lowest in the first quarter, as advertisers adjust their spending following the holiday shopping season. Further, certain of our municipal transit contracts, as well as our marketing and multimedia rights agreements with colleges and universities, require guaranteed minimum annual payments to be paid at the beginning of the year.

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

The decrease in working capital during 2018, is primarily due to higher short-term debt, accrued compensation and higher deferred revenues, partially offset by higher accounts receivables and higher prepaid MTA equipment deployment costs.

Under the MTA agreement, we are obligated to deploy, over a number of years, (i) 8,565 digital advertising screens on subway and train platforms and entrances, (ii) 37,716 smaller-format digital advertising screens on rolling stock (with deployment scheduled to commence in 2019), and (iii) 7,829 MTA communications displays. In addition, we are obligated to pay to the MTA the greater of a percentage of revenues or a guaranteed minimum annual payment. Incremental revenues that exceed an annual base revenue amount will be retained by us for the cost of deploying advertising and communications displays throughout the transit system. Based on our estimates and assumptions derived from costs of digital displays, materials and labor and the scope of deployment to date, our costs over the full 15-year term of the MTA agreement would be materially higher than our initial estimate of $800 million, however we are currently pursuing digital display cost reductions, installation efficiencies and changes to the scope of deployment that we believe will impact our estimates and assumptions. As presented in the table below, MTA equipment deployment costs are being recorded as Prepaid MTA equipment deployment costs and Intangible assets on our Consolidated Statement of Financial Position, and as these costs are recouped from incremental revenues that the MTA would otherwise be entitled to receive, Prepaid MTA equipment deployment costs will be reduced. If incremental revenues generated over the term of the agreement are not sufficient to cover all or a portion of the equipment deployment costs, the costs will not be recouped, which could have an adverse effect on our business, financial condition and results of operation. We expect to utilize incremental third-party financing of approximately $350.0 million within the original four-year time frame to fund equipment deployment costs. As of December 31, 2018, our letters of credit for the benefit of the MTA aggregated approximately $136.0 million, which amount is subject to change as equipment installations are completed and revenues are generated. As indicated in the table below, we incurred $91.2 million related to MTA equipment deployment costs in 2018 (which includes equipment deployment costs related to 2019 deployments), for a total of $96.8 million to date, of which $1.7 million had been recouped from incremental revenues to date. As of December 31, 2018, 1,229 digital displays had been installed, of which 934 installations occurred in the fourth quarter. For the full year of 2019, we expect our MTA equipment deployment costs to be approximately $175.0 million. In addition, due to the change in the MTA’s revenue share percentage under the agreement, our transit franchise operating expenses declined in 2018 to $233.8 million, as compared to prior historical periods, and we expect transit franchise operating expenses to gradually increase in subsequent years if our revenues increase over an annual base revenue amount.

(in millions)	Beginning Balance	Deployment Costs Incurred	Recoupment	Amortization	Ending Balance
Year Ended December 31, 2018:
Prepaid MTA equipment deployment costs	$4.7	$76.5	$(1.7)	$—	$79.5
Intangible assets (franchise agreements)	0.9	14.7	—	(0.8)	14.8
Total	$5.6	$91.2	$(1.7)	$(0.8)	$94.3

Year Ended December 31, 2017:
Prepaid MTA equipment deployment costs	$—	$4.7	$—	$—	$4.7
Intangible assets (franchise agreements)	—	0.9	—	—	0.9
Total	$—	$5.6	$—	$—	$5.6

As of December 31, 2018, we had total indebtedness of approximately $2.3 billion.

On February 26, 2019, we announced that our board of directors approved a quarterly cash dividend of $0.36 per share on our common stock, payable on March 29, 2019, to stockholders of record at the close of business on March 8, 2019.

Debt

Debt, net, consists of the following:

	As of
(in millions, except percentages)	December 31, 2018	December 31, 2017
Short-term debt:
AR Facility	$85.0	$80.0
Repurchase Facility	75.0	—
Total short-term debt	160.0	80.0

Long-term debt:
Term loan, due 2024	668.1	667.8

Senior unsecured notes:
5.250% senior unsecured notes, due 2022	549.7	549.6
5.625% senior unsecured notes, due 2024	502.2	502.6
5.875% senior unsecured notes, due 2025	450.0	450.0
Total senior unsecured notes	1,501.9	1,502.2

Debt issuance costs	(20.4)	(24.7)
Total long-term debt, net	2,149.6	2,145.3

Total debt, net	$2,309.6	$2,225.3

Weighted average cost of debt	5.1%	4.8%

	Payments Due by Period
(in millions)	Total	2019	2020-2021	2022-2023	2024 and thereafter
Long-term debt	$2,170.0	$—	$—	$550.0	$1,620.0
Interest	575.6	120.1	227.4	175.4	$52.7
Total	$2,745.6	$120.1	$227.4	$725.4	$1,672.7

Term Loan

The interest rate on the term loan due in 2024 (the “Term Loan”) was 4.3% per annum as of December 31, 2018. As of December 31, 2018, a discount of $1.9 million on the Term Loan remains unamortized. The discount is being amortized through Interest expense, net, on the Consolidated Statement of Operations.

Revolving Credit Facility

We also have a $430.0 million revolving credit facility, which matures in 2022 (the “Revolving Credit Facility,” and together with the Term Loan, the “Senior Credit Facilities”).

As of December 31, 2018, there were no outstanding borrowings under the Revolving Credit Facility.

The commitment fee based on the amount of unused commitments under the Revolving Credit Facility was $1.4 million in 2018, $1.5 million in 2017 and $1.8 million in 2016. As of December 31, 2018, we had issued letters of credit totaling approximately $66.0 million against the letter of credit facility sublimit under the Revolving Credit Facility.

Standalone Letter of Credit Facilities

As of December 31, 2018, we had issued letters of credit totaling approximately $142.9 million under our aggregate $150.0 million standalone letter of credit facilities. The total fees under the letter of credit facilities in 2018, 2017 and 2016, were immaterial.

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

As of December 31, 2018, there were $85.0 million of outstanding borrowings under the AR Facility at a borrowing rate of approximately 3.5%, and $75.0 million of outstanding borrowings under the Repurchase Facility, at a borrowing of approximately 3.7%. As of December 31, 2018, borrowing capacity remaining under the AR Facility was approximately $15.0 million, based on approximately $216.0 million of accounts receivable used as collateral for the AR Securitization Facilities, and there was no borrowing capacity remaining under the Repurchase Facility, in accordance with the agreements governing the AR Securitization Facilities. The commitment fee based on the amount of unused commitments under the AR Facility was immaterial in 2018 and 2017. As of February 26, 2019, there were $65.0 million of outstanding borrowings under the AR Facility at a borrowing rate of approximately 3.6% and $75.0 million of outstanding borrowings under the Repurchase Facility, at a borrowing rate of approximately 3.7%.

Senior Unsecured Notes

As of December 31, 2018, a discount of $0.3 million on $150.0 million aggregate principal amount of the 5.250% Senior Unsecured Notes due 2022, remains unamortized. The discount is being amortized through Interest expense, net, on the Consolidated Statement of Operations.

As of December 31, 2018, a premium of $2.2 million on $100.0 million aggregate principal amount of the 5.625% Senior Unsecured Notes, due 2024, remains unamortized. The premium is being amortized through Interest expense, net, on the Consolidated Statement of Operations.

Debt Covenants

Our credit agreement, dated as of January 31, 2014 (as amended, supplemented or otherwise modified, the “Credit Agreement”), governing the Senior Credit Facilities, the agreements governing the AR Securitization Facilities, and the indentures governing our senior unsecured notes contain customary affirmative and negative covenants, subject to certain exceptions, including but not limited to those that limit the Company’s and our subsidiaries’ abilities to (i) pay dividends on, repurchase or make distributions in respect to the Company’s or its wholly-owned subsidiary, Outfront Media Capital LLC’s

(“Finance LLC’s”) capital stock or make other restricted payments other than dividends or distributions necessary for us to maintain our REIT status, subject to certain conditions, and (ii) enter into agreements restricting certain subsidiaries’ ability to pay dividends or make other intercompany or third-party transfers.

The terms of the Credit Agreement (and under certain circumstances, the agreements governing the AR Securitization Facilities) require that we maintain a Consolidated Net Secured Leverage Ratio, which is the ratio of (i) our consolidated secured debt (less up to $150.0 million of unrestricted cash) to (ii) our Consolidated EBITDA (as defined in the Credit Agreement) for the trailing four consecutive quarters, of no greater than 4.0 to 1.0. As of December 31, 2018, our Consolidated Net Secured Leverage Ratio was 1.4 to 1.0 in accordance with the Credit Agreement. The Credit Agreement also requires that, in connection with the incurrence of certain indebtedness, we maintain a Consolidated Total Leverage Ratio, which is the ratio of our consolidated total debt to our Consolidated EBITDA for the trailing four consecutive quarters, of no greater than 6.0 to 1.0. As of December 31, 2018, our Consolidated Total Leverage Ratio was 4.6 to 1.0 in accordance with the Credit Agreement. As of December 31, 2018, we are in compliance with our debt covenants.

Deferred Financing Costs

As of December 31, 2018, we had deferred $24.1 million in fees and expenses associated with the Term Loan, Revolving Credit Facility, AR Securitization Facilities and our senior unsecured notes. We are amortizing the deferred fees through Interest expense, net, on our Consolidated Statement of Operations over the respective terms of the Term Loan, Revolving Credit Facility, AR Securitization Facilities and our senior unsecured notes.

Interest Rate Swap Agreements

We are subject to interest rate risk to the extent we have variable-rate debt outstanding, including under our Senior Credit Facilities and the AR Securitization Facilities.

During the year ended December 31, 2018, we entered into several interest rate cash flow swap agreements to effectively convert a portion of our LIBOR-based variable rate debt to a fixed rate. The fair value of these swap positions was a net liability of approximately $2.4 million as of December 31, 2018, and is included in Other liabilities on our Consolidated Statement of Financial Position.

As of December 31, 2018, under the terms of the agreements, we will pay interest based on an aggregate notional amount of $150.0 million, under a weighted-average fixed interest rate of 3.0%, with a receive rate of one-month LIBOR and maturing on December 29, 2021. The one-month LIBOR rate was approximately 2.5% as of December 31, 2018.

At-the-Market Equity Offering Program

We have a sales agreement in connection with an “at-the-market” equity offering program (the “ATM Program”), under which we may, from time to time, issue and sell shares of our common stock up to an aggregate offering price of $300.0 million. We have no obligation to sell any of our common stock under the sales agreement and may at any time suspend solicitations and offers under the sales agreement. In the fourth quarter of 2018, 750,000 shares of our common stock were sold under the ATM Program for gross proceeds of $15.5 million with commissions of $0.2 million, for total net proceeds of $15.3 million. As of December 31, 2018, we had $284.5 million of capacity remaining under the ATM Program.

Cash Flows

The following table sets forth our cash flows in 2018, 2017 and 2016.

				% Change
	Year Ended December 31,			2018 vs.	2017 vs.
(in millions, except percentages)	2018	2017	2016	2017	2016
Cash provided by operating activities	$214.3	$249.3	$287.1	(14)%	(13)%
Cash used for investing activities	(90.4)	(135.3)	(36.7)	(33)	*
Cash used for financing activities	(117.7)	(131.5)	(286.5)	(10)	(54)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(0.4)	0.6	(0.3)	(167)	*
Net increase (decrease) to cash, cash equivalents and restricted cash	$5.8	$(16.9)	$(36.4)	(134)	(54)

*	Calculation is not meaningful.

Cash provided by operating activities decreased $35.0 million in 2018 compared to 2017, principally as a result of prepaid MTA equipment deployment costs, an increase in accounts receivables due to the timing of collections and an increase in long-term prepaid transit franchise costs, partially offset by the timing of payments of percentage rents due under the MTA transit franchise agreement and higher net income, as adjusted for non-cash items. In 2018, we paid $91.2 million related to MTA equipment deployment costs and installed 1,229 digital displays. In 2018, we recouped $1.7 million of MTA equipment deployment costs from incremental revenues. Cash provided by operating activities decreased $37.8 million in 2017 compared to 2016, principally as a result of the timing of payments made under the MTA agreement and lower net income, as adjusted for non-cash items. As a result of a change in the payment terms under the extensions to our previous MTA contracts, during 2017, we made payments to the MTA for percentage of revenues transit franchise fees due in excess of the guaranteed minimum payments related to both 2016 and 2017. The additional payment made in 2017 was $20.9 million. In 2017, we paid $4.7 million related to MTA equipment deployment costs that are expected to be recouped from incremental revenues under the MTA agreement.

Cash used for investing activities decreased $44.9 million in 2018 compared to 2017 and increased $98.6 million in 2017 compared to 2016. In 2018, we incurred $82.3 million in capital expenditures and completed several acquisitions for total cash payments of approximately $7.0 million. In 2017, we incurred $70.8 million in capital expenditures, completed several acquisitions for a total purchase price of approximately $69.2 million, and received $5.6 million in proceeds from dispositions. In 2016, we completed several acquisitions for a total purchase price of approximately $67.9 million, incurred $59.4 million in capital expenditures and received $90.6 million in proceeds from dispositions, primarily related to the Disposition.

The following table presents our capital expenditures in 2018, 2017 and 2016.

				% Change
	Year Ended December 31,			2018 vs.	2017 vs.
(in millions, except percentages)	2018	2017	2016	2017	2016
Growth	$63.7	$50.9	$40.9	25%	24%
Maintenance	18.6	19.9	18.5	(7)	8
Total capital expenditures	$82.3	$70.8	$59.4	16	19

Capital expenditures increased $11.5 million, or 16%, in 2018 compared to 2017, as we continue to spend on digital billboard and/or transit displays, improvements to our digital and static billboards, as well as improvements to our technology platform, partially offset by lower spending on vehicles and safety equipment. Capital expenditures increased $11.4 million in 2017 compared to 2016, driven by an increase in digital billboard and/or transit display spending.

For the full year of 2019, we expect our capital expenditures to be approximately $80.0 million, which will be used primarily for maintenance, growth in digital displays, installation of the most current LED lighting technology to improve the quality and extend the life of our static billboards, and to renovate certain office facilities. This estimate does not include equipment deployment costs that will be incurred in connection with the MTA agreement (as described above), which will be recorded as Prepaid MTA equipment deployment costs and Intangible assets on our Consolidated Statement of Financial Position, as applicable.

Cash used for financing activities decreased $13.8 million in 2018 compared to 2017 and decreased $155.0 million in 2017 compared to 2016. In 2018, we drew net borrowings of $80.0 million on the AR Securitization Facilities, received net proceeds of $15.3 million related to the sale of our common stock under the ATM Program and paid cash dividends of $203.9 million. In 2017, we drew net borrowings of $80.0 million on the AR Facility, received net proceeds from an incremental borrowing on the Term Loan of $8.3 million, paid cash dividends of $201.8 million and incurred additional deferred financing costs of $8.5 million. In 2016, we paid cash dividends of $188.6 million, and made discretionary payments totaling $90.0 million on the Term Loan.

Cash paid for income taxes was $8.4 million in 2018, $6.8 million in 2017 and $1.2 million in 2016. The increase in 2018 was due primarily to payments related to income from taxable REIT subsidiaries in 2017 and the payment of taxes on built-in gains on properties sold. The increase in 2017 was due primarily to higher income from taxable REIT subsidiaries in 2017 and the impact of a reimbursement of historical tax payments received in 2016 from our former parent company, CBS Corporation.

Contractual Obligations

As of December 31, 2018, our significant contractual obligations and payments due by period were as follows:

	Payments Due by Period
(in millions)	Total	2019	2020-2021	2022-2023	2024 and thereafter
Guaranteed minimum annual payments(a)(b)	$1,733.0	$209.7	$379.3	$374.9	$769.1
Operating leases(c)	1,256.3	154.8	290.9	236.0	574.6
Long-term debt(d)	2,170.0	—	—	550.0	1,620.0
Interest(d)	575.6	120.1	227.4	175.4	52.7
Total	$5,734.9	$484.6	$897.6	$1,336.3	$3,016.4

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

(c)
Consists of non-cancellable operating leases with original terms in excess of one year for billboard sites, office space and equipment. Total future minimum payments of $1,256.3 million include $1,170.1 million for our billboard sites. Excludes rent on cancellable leases with original terms of under one year, as well as contingent rent.

(d)
As of December 31, 2018, we had long-term debt of approximately $2.2 billion. Interest on the Term Loan is variable. For illustrative purposes, we are assuming an interest rate of 4.3% for all years, which reflects the interest rate as of December 31, 2018. An increase or decrease of 1/4% in the interest rate will change the annual interest expense by $1.3 million.

The above table excludes $0.6 million of reserves for uncertain tax positions and the related accrued interest and penalties, as we cannot reasonably predict the amount of and timing of cash payments related to this obligation.

In 2019, we expect to contribute $1.0 million to our pension plans. Contributions to our pension plans were $2.0 million in each of 2018, 2017 and 2016.

For further information about our contractual obligations, see Item 8, Note 18. Commitments and Contingencies to the Consolidated Financial Statements.

Off-Balance Sheet Arrangements

Our off-balance sheet commitments primarily consist of operating lease arrangements and guaranteed minimum annual payments. (See Item 8, Note 18. Commitments and Contingencies to the Consolidated Financial Statements for information about our off-balance sheet commitments.)

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

MTA Agreement

Under the MTA agreement, we are obligated to deploy, over a number of years, (i) 8,565 digital advertising screens on subway and train platforms and entrances, (ii) 37,716 smaller-format digital advertising screens on rolling stock (with deployment scheduled to commence in 2019), and (iii) 7,829 MTA communications displays. In addition, we are entitled to generate revenue through the sale of advertising on transit advertising displays and incur transit franchise expenses, which are calculated based on contractually stipulated percentages of revenue generated under the contract, subject to a minimum guarantee.

As title of the various digital displays transfers to the MTA on installation, the cost of deploying these screens throughout the transit system does not represent our property and equipment. The portion of deployment costs expected to be reimbursed from transit franchise fees that would otherwise be payable to the MTA are recorded as Prepaid MTA equipment deployment costs on the Consolidated Statement of Financial Position and charged to operating expenses as advertising revenue is generated. The short-term portion of Prepaid MTA equipment deployment costs represents the costs that we expect to recover from the MTA in the next twelve months. The portion of deployment costs expected to be reimbursed from advertising revenues that would otherwise be retained by us under the contract are recorded as Intangible assets on the Consolidated Statement of Financial Position and charged to amortization expense on a straight line basis over the contract period.

If we do not generate sufficient advertising revenues from the MTA contract, there is a risk that the related Prepaid MTA equipment deployment costs and Intangible assets may not be recoverable. Impairment triggers for these assets are assessed on a quarterly basis. Based on our latest revenue projections, no impairment triggers were identified.

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

We test goodwill qualitatively and/or quantitatively at the reporting-unit level annually for impairment on October 31 of each year and between annual tests if events occur or circumstances change that would more likely than not reduce the fair value below its carrying amount. A qualitative test assesses macroeconomic conditions, industry and market conditions, cost factors, overall financial performance and other relevant entity specific events, as well as events affecting a reporting unit. If after the qualitative assessment, we determined that it is more likely than not that the fair value of a reporting unit is less than its carrying value, we perform a quantitative assessment. We may also choose to only perform a quantitative assessment. We compute the estimated fair value of each reporting unit for which we perform a quantitative assessment by adding the present value of the estimated annual cash flows over a discrete projection period to the residual value of the business at the end of the projection period. This technique requires us to use significant estimates and assumptions such as growth rates, operating margins, capital expenditures and discount rates. The estimated growth rates, operating margins and capital expenditures for the projection period are based on our internal forecasts of future performance as well as historical trends. The residual value is estimated based on a perpetual nominal growth rate, which is based on projected long-range inflation and long-term industry projections. The discount rates are determined based on the weighted average cost of capital of comparable entities. There can be no assurance that these estimates and assumptions will prove to be an accurate prediction of the future, and a downward revision of these estimates and/or assumptions would decrease the fair values of our reporting units, which could result in additional impairment charges in the future.

In the fourth quarter of 2018, we performed a qualitative and/or a quantitative assessment of our reporting units for possible goodwill impairment. No impairment was identified for any of our reporting units. Based on our most recent impairment analysis, the fair value of our reporting units exceeded their respective carrying values by 20% or more.

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

As a result of the impairment analysis performed during the second quarter of 2018, we determined that the carrying value of our Canadian reporting unit exceeded its fair value and we recorded an impairment charge of $42.9 million on the Consolidated Statements of Operations.

As of December 31, 2018, goodwill related to our Canadian reporting unit, net of accumulated impairment of $42.9 million, was $19.8 million. As of December 31, 2017, goodwill associated with our Canadian reporting unit was $68.1 million.

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

We test for long-lived asset impairment whenever there is an indication that the carrying amount of the asset may not be recoverable. Recoverability of these assets is determined by comparing the forecasted undiscounted cash flows generated by those assets to the respective asset’s carrying value, excluding any impacts from foreign currency translation adjustments reflected in Accumulated other comprehensive loss on the Consolidated Statement Financial Position in conformity with GAAP. The amount of impairment loss, if any, will be measured by the difference between the net carrying value and the estimated fair value of the asset and recognized as a non-cash charge. Long-lived assets held for sale are required to be measured at the lower of their carrying value (including unrecognized foreign currency translation adjustment losses) or fair value less cost to sell.

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

We do not currently use derivatives or other financial instruments to mitigate our exposure to commodity price risk. However, we do enter into contracts with commodity providers to limit our exposure to commodity price fluctuations. For the year ended December 31, 2018, such contracts accounted for 18.9% of our total utility costs. As of December 31, 2018, we had active electricity purchase agreements with fixed contract rates for locations throughout Connecticut, Illinois, New Jersey, New York, Pennsylvania, Ohio and Texas, which expire at various dates until May 2021.

Foreign Exchange Risk

Foreign currency translation risk is the risk that exchange rate gains or losses arise from translating our Canadian business’ statements of earnings and statements of financial position from functional currency to our reporting currency (the U.S. Dollar) for consolidation purposes. Any gain or loss on translation is included within comprehensive income and Accumulated other comprehensive income on our Consolidated Statement of Financial Position. The functional currency of our international subsidiaries is their respective local currency. As of December 31, 2018, we have $12.6 million of unrecognized foreign currency translation losses included within Accumulated other comprehensive income on our Consolidated Statement of Financial Position.

Substantially all of our transactions at our Canadian subsidiary is denominated in their local functional currency, thereby reducing our risk of foreign currency transaction gains or losses.

We do not currently use derivatives or other financial instruments to mitigate foreign currency risk, although we may do so in the future.

Interest Rate Risk

We are subject to interest rate risk to the extent we have variable-rate debt outstanding, including under our Senior Credit Facilities and the AR Securitization Facilities.

As of December 31, 2018, we had a $670.0 million variable-rate Term Loan due 2024 outstanding, which has an interest rate of 4.3% per year. An increase or decrease of 1/4% in our interest rate on the Term Loan will change our annualized interest expense by approximately $1.3 million.

As of December 31, 2018, we had $85.0 million of outstanding borrowings under our variable-rate AR Facility, at a borrowing rate of approximately 3.5%, and $75.0 million of outstanding borrowings under our variable-rate Repurchase Facility, at a borrowing of approximately 3.7%. An increase or decrease of 1/4% in our interest rate on the AR Securitization Facilities will change our annualized interest expense by approximately $0.4 million. As of February 26, 2019, there were $65.0 million of outstanding borrowings under the AR Facility at a borrowing rate of approximately 3.6% and $75.0 million of outstanding borrowings under the Repurchase Facility, at a borrowing rate of approximately 3.7%.

During the year ended December 31, 2018, we entered into several interest rate cash flow swap agreements to effectively convert a portion of our LIBOR-based variable rate debt to a fixed rate. The fair value of these swap positions was a net unrecognized loss of approximately $2.4 million as of December 31, 2018, and is included in Other liabilities on our Consolidated Statement of Financial Position. The following table provides information about our interest rate swap agreements, which are sensitive to changes in interest rates. Notional amounts are used to calculate the contractual cash flows to be exchanged under the agreements.

(in millions, except percentages)	2019	2020	2021	2022	2023	Thereafter	Total	Fair Value Loss as of 12/31/18
Pay fixed/receive variable	$—	$—	$150.0	$—	$—	$—	$150.0	$2.4
Average pay rate	3.0%	3.0%	3.0%	—%	—%	—%
Average receive rate(a)	one-month LIBOR	one-month LIBOR	one-month LIBOR	—	—	—

(a)	The one-month LIBOR rate was approximately 2.5% as of December 31, 2018.

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

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of OUTFRONT Media Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated statements of financial position of OUTFRONT Media Inc. and its subsidiaries (the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of operations, comprehensive income (loss), equity and cash flows for each of the three years in the period ended December 31, 2018, including the related notes and financial statement schedules listed in the accompanying index under Item 15 (a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Pricewaterhouse Coopers LLP
New York, New York
February 27, 2019

We have served as the Company’s auditor since 2008.

OUTFRONT Media Inc.
Consolidated Statements of Financial Position

	As of December 31,
(in millions)	2018	2017
Assets:
Current assets:
Cash and cash equivalents	$52.7	$48.3
Restricted cash	1.4	—
Receivables, less allowances of $10.7 in 2018 and $11.5 in 2017	264.9	231.1
Prepaid lease and transit franchise costs	69.3	68.6
Prepaid MTA equipment deployment costs (Note 18)	18.9	4.7
Other prepaid expenses	13.9	13.5
Other current assets	8.4	9.8
Total current assets	429.5	376.0
Property and equipment, net (Note 4)	652.9	662.1
Goodwill (Note 5)	2,079.7	2,128.0
Intangible assets (Note 5)	537.2	580.9
Prepaid MTA equipment deployment costs (Note 18)	60.6	—
Other assets	68.8	61.2
Total assets	$3,828.7	$3,808.2

Liabilities:
Current liabilities:
Accounts payable	$68.4	$56.1
Accrued compensation	47.1	34.6
Accrued interest	19.1	16.1
Accrued lease costs	32.3	30.5
Other accrued expenses	31.2	42.3
Deferred revenues	29.8	21.3
Short-term debt (Note 8)	160.0	80.0
Other current liabilities	14.7	18.7
Total current liabilities	402.6	299.6
Long-term debt, net (Note 8)	2,149.6	2,145.3
Deferred income tax liabilities, net (Note 16)	17.0	19.6
Asset retirement obligation (Note 6)	34.2	34.7
Other liabilities	80.0	82.4
Total liabilities	2,683.4	2,581.6

Commitments and contingencies (Note 18)

Stockholders’ equity (Note 10):
Common stock (2018 - 450.0 shares authorized, and 140.2 shares issued and outstanding; 2017 - 450.0 shares authorized, and 138.6 shares authorized, issued or outstanding)	1.4	1.4
Additional paid-in capital	1,995.0	1,963.0
Distribution in excess of earnings	(871.6)	(775.6)
Accumulated other comprehensive loss (Note 9)	(22.0)	(7.7)
Total stockholders’ equity	1,102.8	1,181.1
Non-controlling interests	42.5	45.5
Total equity	1,145.3	1,226.6
Total liabilities and equity	$3,828.7	$3,808.2
See accompanying notes to consolidated financial statements.

OUTFRONT Media Inc.
Consolidated Statements of Operations

	Year Ended December 31,
(in millions, except per share amounts)	2018	2017	2016
Revenues:
Billboard	$1,112.4	$1,059.0	$1,071.0
Transit and other	493.8	461.5	442.9
Total revenues	1,606.2	1,520.5	1,513.9
Expenses:
Operating	859.9	835.2	818.1
Selling, general and administrative	287.0	261.7	264.8
Restructuring charges (Note 12)	2.1	6.4	2.5
Loss on real estate assets held for sale (Note 13)	—	—	1.3
Net gain on dispositions	(5.5)	(14.3)	(1.9)
Impairment charge	42.9	—	—
Depreciation	85.9	89.7	108.9
Amortization	99.1	100.1	115.3
Total expenses	1,371.4	1,278.8	1,309.0
Operating income	234.8	241.7	204.9
Interest expense, net	(125.7)	(116.9)	(113.8)
Other income (expense), net	(0.4)	0.3	(0.1)
Income before provision for income taxes and equity in earnings of investee companies	108.7	125.1	91.0
Provision for income taxes	(4.9)	(4.1)	(5.4)
Equity in earnings of investee companies, net of tax	4.1	4.8	5.3
Net income	$107.9	$125.8	$90.9

Net income per common share:
Basic	$0.76	$0.90	$0.66
Diluted	$0.75	$0.90	$0.66

Weighted average shares outstanding:
Basic	139.3	138.5	137.9
Diluted	139.6	138.9	138.4
See accompanying notes to consolidated financial statements.

OUTFRONT Media Inc.
Consolidated Statements of Comprehensive Income

	Year Ended December 31,
(in millions)	2018	2017	2016
Net income	$107.9	$125.8	$90.9
Other comprehensive income (loss), net of tax:
Cumulative translation adjustments	(14.5)	11.8	102.3
Net actuarial gain (loss)	2.6	(1.0)	0.1
Change in fair value of interest rate swap agreements	(2.4)	—	—
Total other comprehensive income (loss), net of tax	(14.3)	10.8	102.4
Total comprehensive income	$93.6	$136.6	$193.3
See accompanying notes to consolidated financial statements.

OUTFRONT Media Inc.
Consolidated Statements of Equity

(in millions, except per share amounts)	Shares of Common Stock	Common Stock ($0.01 per share par value)	Additional Paid-In Capital	Distribution in Excess of Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Non-Controlling Interests	Total Equity
Balance as of December 31, 2015	137.6	$1.4	$1,934.3	$(602.2)	$(120.9)	$1,212.6	$—	$1,212.6
Net income	—	—	—	90.9	—	90.9	—	90.9
Other comprehensive loss	—	—	—	—	102.4	102.4	—	102.4
Stock-based payments:
Vested	0.5	—	—	—	—	—	—	—
Amortization	—	—	18.0	—	—	18.0	—	18.0
Shares paid for tax withholding for stock-based payments	(0.2)	—	(4.7)	—	—	(4.7)	—	(4.7)
Issuance of stock for purchase of property and equipment	0.1	—	1.9	—	—	1.9	—	1.9
Dividends ($1.36 per share)	—	—	—	(188.2)	—	(188.2)	—	(188.2)
Other	—	—	—	—	—	—	0.1	0.1
Balance as of December 31, 2016	138.0	$1.4	$1,949.5	$(699.5)	$(18.5)	$1,232.9	$0.1	$1,233.0
Net income	—	—	—	125.8	—	125.8	—	125.8
Other comprehensive income	—	—	—	—	10.8	10.8	—	10.8
Stock-based payments:
Cumulative prior period adjustment to amortization of estimated forfeitures	—	—	0.5	(0.5)	—	—	—	—
Vested	0.7	—	—	—	—	—	—	—
Exercise of stock options	0.2	—	1.2	—	—	1.2	—	1.2
Amortization	—	—	20.5	—	—	20.5	—	20.5
Shares paid for tax withholding for stock-based payments	(0.3)	—	(8.7)	—	—	(8.7)	—	(8.7)
Issuance of shares of a subsidiary	—	—	—	—	—	—	44.6	44.6
Dividends ($1.44 per share)	—	—	—	(201.4)	—	(201.4)	—	(201.4)
Other	—	—	—	—	—	—	0.8	0.8
Balance as of December 31, 2017	138.6	$1.4	$1,963.0	$(775.6)	$(7.7)	$1,181.1	$45.5	$1,226.6

OUTFRONT Media Inc.
Consolidated Statements of Equity (Continued)

(in millions, except per share amounts)	Shares of Common Stock	Common Stock ($0.01 per share par value)	Additional Paid-In Capital	Distribution in Excess of Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Non-Controlling Interests	Total Equity
Balance as of December 31, 2017	138.6	$1.4	$1,963.0	$(775.6)	$(7.7)	$1,181.1	$45.5	$1,226.6
Net income	—	—	—	107.9	—	107.9	—	107.9
Other comprehensive income	—	—	—	—	(14.3)	(14.3)	—	(14.3)
Stock-based payments:
Vested	1.0	—	—	—	—	—	—	—
Amortization	—	—	20.2	—	—	20.2	—	20.2
Shares paid for tax withholding for stock-based payments	(0.3)	—	(8.4)	—	—	(8.4)	—	(8.4)
Class A equity interest redemptions	0.2	—	4.8	—	—	4.8	(4.8)	—
Shares issued under the ATM Program	0.7	—	15.3	—	—	15.3	—	15.3
Dividends ($1.44 per share)	—	—	—	(203.9)	—	(203.9)	—	(203.9)
Other	—	—	0.1	—	—	0.1	1.8	1.9
Balance as of December 31, 2018	140.2	$1.4	$1,995.0	$(871.6)	$(22.0)	$1,102.8	$42.5	$1,145.3

See accompanying notes to consolidated financial statements.

OUTFRONT Media Inc.
Consolidated Statements of Cash Flows

	Year Ended December 31,
(in millions)	2018	2017	2016
Operating activities:
Net income	$107.9	$125.8	$90.9
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation and amortization	185.0	189.8	224.2
Deferred tax benefit	(0.4)	(4.9)	(1.8)
Stock-based compensation	20.2	20.5	18.0
Provision for doubtful accounts	1.9	4.4	3.6
Accretion expense	2.4	2.3	2.4
Loss on real estate assets held for sale	—	—	1.3
Net gain on dispositions	(5.5)	(14.3)	(1.9)
Impairment charge	42.9	—	—
Equity in earnings of investee companies, net of tax	(4.1)	(4.8)	(5.3)
Distributions from investee companies	3.0	7.3	5.0
Amortization of deferred financing costs and debt discount and premium	5.7	6.1	6.4
Cash paid for direct lease acquisition costs	(41.3)	(39.2)	(37.0)
Change in assets and liabilities, net of investing and financing activities:
Increase in receivables	(37.2)	(9.5)	(11.7)
Increase in prepaid MTA equipment deployment costs	(74.8)	(4.7)	—
(Increase) decrease in prepaid expenses and other current assets	(0.2)	0.2	(0.5)
Increase (decrease) in accounts payable and accrued expenses	21.7	(31.9)	(6.8)
Increase in deferred revenues	8.5	0.8	—
Increase (decrease) in income taxes	(3.1)	2.1	6.0
Other, net	(18.3)	(0.7)	(5.7)
Net cash flow provided by operating activities	214.3	249.3	287.1

Investing activities:
Capital expenditures	(82.3)	(70.8)	(59.4)
Acquisitions	(7.0)	(69.2)	(67.9)
MTA franchise rights	(13.3)	(0.9)	—
Proceeds from dispositions	7.9	5.6	90.6
Return of investment in investee companies	4.3	—	—
Net cash flow used for investing activities	(90.4)	(135.3)	(36.7)

Financing activities:
Proceeds from long-term debt borrowings	104.0	8.3	—
Repayments of long-term debt borrowings	(104.0)	—	(90.0)
Proceeds from borrowings under short-term debt facilities	245.0	250.0	35.0
Repayments of borrowings under short-term debt facilities	(165.0)	(170.0)	(35.0)
Payments of deferred financing costs	(0.3)	(8.5)	(0.4)
Proceeds from shares issued under the ATM Program	15.3	—	—
Proceeds from stock option exercises	—	1.2	—
Earnout payment related to prior acquisition	(0.4)	(2.0)	—
Taxes withheld for stock-based compensation	(8.4)	(8.5)	(7.3)
Dividends	(203.9)	(201.8)	(188.6)
Other	—	(0.2)	(0.2)
Net cash flow used for financing activities	(117.7)	(131.5)	(286.5)

OUTFRONT Media Inc.
Consolidated Statements of Cash Flows (Continued)

	Year Ended December 31,
(in millions)	2018	2017	2016
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(0.4)	0.6	(0.3)
Net increase (decrease) in cash, cash equivalents and restricted cash	5.8	(16.9)	(36.4)
Cash, cash equivalents and restricted cash at beginning of year	48.3	65.2	101.6
Cash, cash equivalents and restricted cash at end of year	$54.1	$48.3	$65.2

Supplemental disclosure of cash flow information:
Cash paid for income taxes (Note 16)	$8.4	$6.8	$1.2
Cash paid for interest	117.5	111.0	111.4

Non-cash investing and financing activities:
Accrued purchases of property and equipment	$5.8	$9.5	$11.2
Accrued MTA franchise rights	1.4	—	—
Issuance of stock for purchase of property and equipment	—	—	1.9
Issuance of shares of a subsidiary for an acquisition	—	44.6	—
Acquisitions	—	(13.3)	—
Dispositions	—	13.3	—

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

On April 1, 2016, we sold all of our equity interests in certain of our subsidiaries (the “Disposition”), which held all of the assets of our outdoor advertising business in Latin America (see Note 13. Acquisitions and Dispositions: Dispositions to the Consolidated Financial Statements). The operating results of our outdoor advertising business in Latin America through April 1, 2016, are included in our Consolidated Financial Statements for 2016.

Basis of Presentation and Use of Estimates

The accompanying consolidated financial statements have been prepared pursuant to the rules of the Securities and Exchange Commission (the “SEC”). In the opinion of our management, the accompanying financial statements reflect all adjustments, consisting of normal and recurring adjustments, necessary for a fair presentation of our financial position, results of operations and cash flows for the years presented. Certain previously reported amounts have been reclassified to conform with the current 2018 presentation.

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

Note 2. Summary of Significant Accounting Policies

Principles of Consolidation—The consolidated financial statements include the accounts of OUTFRONT Media Inc. and all of its subsidiaries in which a controlling interest is maintained. Controlling interest is determined by majority ownership interest and the absence of substantive third-party participating rights. Investments over which we have a significant influence or ownership of more than 20% but less than or equal to 50%, without a controlling interest, are accounted for under the equity method. Investments of 20% or less, over which we have no significant influence, that do not have a readily determinable fair value, are measured at cost less impairment, if any. Intercompany transactions have been eliminated.

Cash and Cash Equivalents and Restricted Cash—Cash and cash equivalents consist of cash on hand and short-term (maturities of three months or less at the date of purchase) highly liquid investments. We classify cash balances that are legally restricted pursuant to contractual arrangements as restricted cash.

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

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements (Continued)

New York Metropolitan Transportation Authority (the “MTA”) Agreement—Under the MTA Agreement, as title of the various digital displays we are obligated to deploy transfers to the MTA on installation, the cost of deploying these screens throughout the transit system does not represent our property and equipment. The portion of deployment costs expected to be reimbursed from transit franchise fees that would otherwise be payable to the MTA are recorded as Prepaid MTA equipment deployment costs on the Consolidated Statement of Financial Position and charged to operating expenses as advertising revenue is generated. The short-term portion of Prepaid MTA equipment deployment costs represents the costs that we expect to recover from the MTA in the next twelve months. The portion of deployment costs expected to be reimbursed from advertising revenues that would otherwise be retained by us under the contract are recorded as Intangible assets on the Consolidated Statement of Financial Position and charged to amortization expense on a straight line basis over the contract period.

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

Construction in progress includes all costs capitalized related to projects, primarily related to in-process digital conversion and development, which have yet to be placed in service.

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

Goodwill and Intangible Assets—Goodwill is allocated to various reporting units. Goodwill is not amortized but is tested qualitatively and/or quantitatively at the reporting-unit level annually for impairment on October 31 of each year and between annual tests if events occur or circumstances change that would more likely than not reduce the fair value below its carrying amount. A qualitative test assesses macroeconomic conditions, industry and market conditions, cost factors, overall financial performance and other relevant entity specific events, as well as events affecting a reporting unit. If after the qualitative assessment, we determined that it is more likely than not that the fair value of a reporting unit is less than its carrying value, we perform a quantitative assessment. We may also choose to only perform a quantitative assessment. We compute the estimated fair value of each reporting unit for which we perform a quantitative assessment by adding the present value of the estimated annual cash flows over a discrete projection period to the residual value of the business at the end of the projection period. This technique requires us to use significant estimates and assumptions such as growth rates, operating margins, capital expenditures and discount rates. The estimated growth rates, operating margins and capital expenditures for the projection period are based on our internal forecasts of future performance as well as historical trends. The residual value is estimated based on a perpetual nominal growth rate, which is based on projected long-range inflation and long-term industry projections. The discount rates are determined based on the weighted average cost of capital of comparable entities. There can be no assurance that these

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements (Continued)

estimates and assumptions will prove to be an accurate prediction of the future, and a downward revision of these estimates and/or assumptions would decrease the fair values of our reporting units, which could result in additional impairment charges in the future. If the carrying value of a reporting unit is greater than its fair value, a goodwill impairment charge will be recorded as a non-cash charge for the difference up to the carrying value of the goodwill. The loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Intangible assets, which primarily consist of acquired permits and leasehold agreements and franchise agreements, are amortized by the straight-line method over their estimated useful lives, which range from five to 40 years.

Hedging Activities—As of December 31, 2018, we utilized interest rate cash flow swap agreements to effectively convert a portion of our LIBOR-based variable rate debt to a fixed rate. These interest rate swaps have been designated and qualify as cash flow hedges and, as a result, changes in the fair value of these swaps are recorded in Other comprehensive income (loss) before taxes on the Consolidated Statements of Comprehensive Income.

Revenue Recognition—We derive Revenues from the following sources: (i) billboard displays, (ii) transit displays, and (iii) other.

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

Other revenues are derived primarily from (i) providing print production services for advertisements to be displayed on our billboards or other outdoor sites, or on displays that we operate within transit systems, and (ii) revenues from marketing and multimedia rights agreements with colleges, universities and other educational institutions, which entitle us to operate on-campus advertising displays, as well as manage marketing opportunities, media rights and experiential entertainment at sports events. Print production services are not interrelated with the provision of advertising space and are considered a distinct performance obligation. Production revenue is recognized over the production period, which is typically very short in duration. Revenues from our Sports Marketing operating segment are principally derived from advertising and marketing arrangements and are recognized over the contract period.

Our billboard display and transit display contracts with customers range from four weeks to one year and billing commences at the beginning of the contract term, with payment generally due within 30 days of billing. For the majority of our contracts, transaction prices are explicitly stated. Any contracts with transaction prices that contain multiple performance obligations, are allocated primarily based on a relative standalone selling price basis.

Deferred revenues primarily consist of revenues paid in advance of being earned.

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

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements (Continued)

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

Foreign Currency Translation and Transactions—The assets and liabilities of foreign subsidiaries are translated at exchange rates in effect at the balance sheet date, while results of operations are translated at average exchange rates for the respective periods. Any gain or loss on translation is included within other comprehensive income (loss) and Accumulated other comprehensive loss on our Consolidated Statement of Financial Position. Foreign currency transaction gains and losses are included in Other income (expense), net, on the Consolidated Statements of Operations.

Income Taxes—As of July 17, 2014, we began operating as a REIT. Accordingly, we generally will not be subject to U.S. federal income tax on our REIT taxable income that we distribute to our stockholders. We have elected to treat our subsidiaries that participate in certain non-REIT qualifying activities, and certain of our foreign subsidiaries, as taxable REIT subsidiaries (“TRSs”). As such, the taxable income of our TRSs will be subject to federal, state and foreign income taxation at regular corporate rates.

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

Adoption of New Accounting Standards

Goodwill

In the second quarter of 2018, we early adopted the FASB’s guidance simplifying the test for goodwill impairment by eliminating Step 2 from the goodwill impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying value of that goodwill. Under that new guidance, which is applied prospectively, if the carrying value of a reporting unit is greater than its fair value, a goodwill impairment charge will be recorded for the difference up to the carrying value of the goodwill. The loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. In the second quarter of 2018, we recorded an impairment charge of $42.9 million on the Consolidated Statements of Operations and an impairment balance of $42.9 million against Goodwill on the Consolidated

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements (Continued)

Statement of Financial Position related to our Canadian reporting unit. (See Note 5. Goodwill and Other Intangible Assets to the Consolidated Financial Statements.)

Revenue from Contracts with Customers

In the first quarter of 2018, we adopted the FASB’s principles-based guidance addressing revenue recognition issues, applying the modified retrospective method of adoption. The guidance is being applied to all contracts with customers regardless of industry-specific or transaction-specific fact patterns. The guidance requires that the amount of revenue a company should recognize reflect the consideration it expects to be entitled to in exchange for goods and services. The impact of the adoption of the new revenue recognition guidance is primarily applicable to our multi-year transit advertising contracts with municipalities in the U.S. and Canada, and marketing and multimedia rights agreements with colleges, universities and other educational institutions. Our billboard lease revenues are recognized under the lease accounting standard. The adoption of this guidance did not impact revenues from our multi-year transit advertising contracts, but resulted in the recognition of additional revenues of $7.0 million, additional operating expenses of $4.8 million and additional selling, general and administrative expenses of $2.2 million in our Sports Marketing operating segment in 2018, related to revenues that would have been recognized on a net basis under the old standard. Adoption of this guidance did not have a material effect on our consolidated financial statements. (See Note 11. Revenues to the Consolidated Financial Statements.)

Recent Pronouncements

Leases

In February 2016 (updated in July 2018 and December 2018), the FASB issued guidance addressing the recognition, measurement, presentation and disclosure of leases for both lessees and lessors. The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. Lessors will account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. The update in July 2018 provides an additional (optional) transition method to adopt the new lease standard, allowing entities to apply the new lease standard at the adoption date rather than adjusting each period presented at the date of adoption. The update also provides lessors a practical expedient to allow them to not separate non-lease components from the associated lease component and instead to account for those components as a single component if certain criteria are met. We plan to utilize the updated transition method beginning January 1, 2019. The updated practical expedient for lessors will not have a material effect on our consolidated financial statements.

As of December 31, 2018, we had approximately 20,800 lease agreements in the U.S. and approximately 2,800 lease agreements in Canada, the majority of which will be classified as operating leases under the new guidance. We are currently finalizing our implementation of a new lease software system which will enable us to comply with the on-going requirements of this standard, as well as finalizing the impact of adoption on January 1, 2019. This standard will have a significant impact on our consolidated financial statements, as we expect to recognize right-of-use asset and lease liability in excess of $1.0 billion. Our billboard lease revenues will continue to be recognized on a straight-line basis over their respective lease terms.

Note 3. Restricted Cash

In the third quarter of 2018, we entered into an escrow agreement in connection with one of our transit franchise contracts, which requires us to deposit funds into an escrow account to fund capital expenditures over the term of the transit franchise contract.

As of December 31, 2018, we have $1.4 million of restricted cash deposited in the escrow account.

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements (Continued)

	As of
(in millions)	December 31, 2018	December 31, 2017	December 31, 2016
Cash and cash equivalents	$52.7	$48.3	$65.2
Restricted cash	1.4	—	—
Cash, cash equivalents and restricted cash	$54.1	$48.3	$65.2

Note 4. Property and Equipment

The table below presents the balances of major classes of assets and accumulated depreciation.

	As of December 31,
(in millions)	2018	2017
Land	$97.5	$94.4
Buildings and improvements	48.7	51.3
Advertising structures	1,789.4	1,750.8
Furniture, equipment and other	134.3	120.7
Construction in progress	19.3	27.4
	2,089.2	2,044.6
Less accumulated depreciation	1,436.3	1,382.5
Property and equipment, net	$652.9	$662.1

Depreciation expense was $85.9 million in 2018, $89.7 million in 2017 and $108.9 million in 2016.

Note 5. Goodwill and Other Intangible Assets

Goodwill

For the years ended December 31, 2018 and 2017, the changes in the book value of goodwill by segment were as follows:

(in millions)	U.S. Media	Other	Total
As of December 31, 2016	$2,054.0	$35.4	$2,089.4
Currency translation adjustments	—	4.3	4.3
Additions(a)	—	34.3	34.3
As of December 31, 2017	2,054.0	74.0	$2,128.0
Currency translation adjustments	—	(5.4)	(5.4)
Impairment	—	(42.9)	(42.9)
As of December 31, 2018	$2,054.0	$25.7	$2,079.7

(a)	Non-deductible addition associated with the Transaction (as defined below, see Note 10. Equity and Note 13. Acquisitions and Dispositions to the Consolidated Financial Statements).

In the fourth quarter of 2018, we performed a qualitative and/or a quantitative assessment of our reporting units for possible goodwill impairment. Upon assessment, no goodwill impairment was identified.

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

As a result of the impairment analysis performed during the second quarter of 2018, we determined that the carrying value of our Canadian reporting unit exceeded its fair value and we recorded an impairment charge of $42.9 million on the Consolidated Statements of Operations. As of December 31, 2018, goodwill related to our Canadian reporting unit, net of accumulated

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements (Continued)

impairment of $42.9 million, was $19.8 million. As of December 31, 2017, goodwill associated with our Canadian reporting unit was $68.1 million.

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

Our identifiable intangible assets consist of the following:

(in millions)	Gross	Accumulated Amortization	Net
As of December 31, 2018:
Permits and leasehold agreements(a)	$1,107.4	$(697.6)	$409.8
Franchise agreements	470.7	(357.1)	113.6
Other intangible assets(a)	46.9	(33.1)	13.8
Total intangible assets	$1,625.0	$(1,087.8)	$537.2

As of December 31, 2017:
Permits and leasehold agreements	$1,111.3	$(661.6)	$449.7
Franchise agreements	455.4	(346.2)	109.2
Other intangible assets	47.1	(25.1)	22.0
Total intangible assets	$1,613.8	$(1,032.9)	$580.9

(a)	Includes additions associated with the Transaction (as defined below, see Note 10. Equity and Note 13. Acquisitions and Dispositions to the Consolidated Financial Statements).

All of our intangible assets, except goodwill, are subject to amortization. Amortization expense was $99.1 million in 2018, $100.1 million in 2017 and $115.3 million in 2016, which includes the amortization of direct lease acquisition costs of $43.2 million in 2018, $40.0 million in 2017 and $38.2 million in 2016. Direct lease acquisition costs are amortized on a straight-line basis over the related customer lease term, which generally ranges from four weeks to one year.

We expect our aggregate annual amortization expense for intangible assets, before considering the impact of future direct lease acquisition costs, for each of the years 2019 through 2023, to be as follows:

(in millions)	2019	2020	2021	2022	2023
Amortization expense	$55.5	$50.9	$49.3	$44.5	$43.7

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

	Year Ended December 31,
(in millions)	2018	2017
Balance, at beginning of period	$34.7	$34.1
Accretion expense	2.4	2.3
Additions	0.2	0.2
Liabilities settled	(2.7)	(2.3)
Foreign currency translation adjustments	(0.4)	0.4
Balance, at end of period	$34.2	$34.7

Note 7. Related Party Transactions

Joint Ventures

We have a 50% ownership interest in two joint ventures that operate transit shelters in the greater Los Angeles area and Vancouver, and four joint ventures which operate a total of 13 billboard displays in New York and Boston. All of these ventures are accounted for as equity investments. These investments totaled $16.1 million as of December 31, 2018, and $19.5 million as of December 31, 2017, and are included in Other assets on the Consolidated Statements of Financial Position. We provided sales and management services to these joint ventures and recorded management fees in Revenues on the Consolidated Statement of Operations of $7.8 million in 2018, $7.4 million in 2017 and $7.3 million in 2016.

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements (Continued)

Note 8. Debt

Debt, net, consists of the following:

	As of
(in millions, except percentages)	December 31, 2018	December 31, 2017
Short-term debt:
AR Facility	$85.0	$80.0
Repurchase Facility	75.0	—
Total short-term debt	160.0	80.0

Long-term debt:
Term loan, due 2024	668.1	667.8

Senior unsecured notes:
5.250% senior unsecured notes, due 2022	549.7	549.6
5.625% senior unsecured notes, due 2024	502.2	502.6
5.875% senior unsecured notes, due 2025	450.0	450.0
Total senior unsecured notes	1,501.9	1,502.2

Debt issuance costs	(20.4)	(24.7)
Total long-term debt, net	2,149.6	2,145.3

Total debt, net	$2,309.6	$2,225.3

Weighted average cost of debt	5.1%	4.8%

Term Loan

The interest rate on the term loan due in 2024 (the “Term Loan”) was 4.3% per annum as of December 31, 2018. As of December 31, 2018, a discount of $1.9 million on the Term Loan remains unamortized. The discount is being amortized through Interest expense, net, on the Consolidated Statement of Operations.

Revolving Credit Facility

We also have a $430.0 million revolving credit facility, which matures in 2022 (the “Revolving Credit Facility,” together with the Term Loan, the “Senior Credit Facilities”).

As of December 31, 2018, there were no outstanding borrowings under the Revolving Credit Facility.

The commitment fee based on the amount of unused commitments under the Revolving Credit Facility was $1.4 million in 2018, $1.5 million in 2017 and $1.8 million in 2016. As of December 31, 2018, we had issued letters of credit totaling approximately $66.0 million against the letter of credit facility sublimit under the Revolving Credit Facility.

Standalone Letter of Credit Facilities

As of December 31, 2018, we had issued letters of credit totaling approximately $142.9 million under our aggregate $150.0 million standalone letter of credit facilities. The total fees under the letter of credit facilities in 2018, 2017 and 2016, were immaterial.

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements (Continued)

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

As of December 31, 2018, there were $85.0 million of outstanding borrowings under the AR Facility at a borrowing rate of approximately 3.5%, and $75.0 million of outstanding borrowings under the Repurchase Facility, at a borrowing of approximately 3.7%. As of December 31, 2018, borrowing capacity remaining under the AR Facility was approximately $15.0 million, based on approximately $216.0 million of accounts receivable used as collateral for the AR Securitization Facilities, and there was no borrowing capacity remaining under the Repurchase Facility, in accordance with the agreements governing the AR Securitization Facilities. The commitment fee based on the amount of unused commitments under the AR Facility was immaterial in 2018 and 2017. As of February 26, 2019, there were $65.0 million of outstanding borrowings under the AR Facility at a borrowing rate of approximately 3.6% and $75.0 million of outstanding borrowings under the Repurchase Facility, at a borrowing rate of approximately 3.7%.

Senior Unsecured Notes

As of December 31, 2018, a discount of $0.3 million on $150.0 million aggregate principal amount of the 5.250% Senior Unsecured Notes due 2022, remains unamortized. The discount is being amortized through Interest expense, net, on the Consolidated Statement of Operations.

As of December 31, 2018, a premium of $2.2 million on $100.0 million aggregate principal amount of the 5.625% Senior Unsecured Notes, due 2024, remains unamortized. The premium is being amortized through Interest expense, net, on the Consolidated Statement of Operations.

Debt Covenants

Our credit agreement, dated as of January 31, 2014 (as amended, supplemented or otherwise modified, the “Credit Agreement”), governing the Senior Credit Facilities, the agreements governing the AR Securitization Facilities, and the indentures governing our senior unsecured notes contain customary affirmative and negative covenants, subject to certain exceptions, including but not limited to those that limit the Company’s and our subsidiaries’ abilities to (i) pay dividends on, repurchase or make distributions in respect to the Company’s or its wholly-owned subsidiary, Outfront Media Capital LLC’s (“Finance LLC’s”) capital stock or make other restricted payments other than dividends or distributions necessary for us to maintain our REIT status, subject to certain conditions, and (ii) enter into agreements restricting certain subsidiaries’ ability to pay dividends or make other intercompany or third-party transfers.

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements (Continued)

The terms of the Credit Agreement (and under certain circumstances, the agreements governing the AR Securitization Facilities) require that we maintain a Consolidated Net Secured Leverage Ratio, which is the ratio of (i) our consolidated secured debt (less up to $150.0 million of unrestricted cash) to (ii) our Consolidated EBITDA (as defined in the Credit Agreement) for the trailing four consecutive quarters, of no greater than 4.0 to 1.0. As of December 31, 2018, our Consolidated Net Secured Leverage Ratio was 1.4 to 1.0 in accordance with the Credit Agreement. The Credit Agreement also requires that, in connection with the incurrence of certain indebtedness, we maintain a Consolidated Total Leverage Ratio, which is the ratio of our consolidated total debt to our Consolidated EBITDA for the trailing four consecutive quarters, of no greater than 6.0 to 1.0. As of December 31, 2018, our Consolidated Total Leverage Ratio was 4.6 to 1.0 in accordance with the Credit Agreement. As of December 31, 2018, we are in compliance with our debt covenants.

Deferred Financing Costs

As of December 31, 2018, we had deferred $24.1 million in fees and expenses associated with the Term Loan, Revolving Credit Facility, AR Securitization Facilities and our senior unsecured notes. We are amortizing the deferred fees through Interest expense, net, on our Consolidated Statement of Operations over the respective terms of the Term Loan, Revolving Credit Facility, AR Securitization Facilities and our senior unsecured notes.

Interest Rate Swap Agreements

During the year ended December 31, 2018, we entered into several interest rate cash flow swap agreements to effectively convert a portion of our LIBOR-based variable rate debt to a fixed rate. The fair value of these swap positions was a net liability of approximately $2.4 million as of December 31, 2018, and is included in Other liabilities on our Consolidated Statement of Financial Position.

As of December 31, 2018, under the terms of the agreements, we will pay interest based on an aggregate notional amount of $150.0 million, under a weighted-average fixed interest rate of 3.0%, with a receive rate of one-month LIBOR and maturing on December 29, 2021. The one-month LIBOR rate was approximately 2.5% as of December 31, 2018.

Fair Value

Under the fair value hierarchy, observable inputs such as unadjusted quoted prices in active markets for identical assets or liabilities are defined as Level 1; observable inputs other than quoted prices included within Level 1 that are either directly or indirectly observable for the asset or liability are defined as Level 2; and unobservable inputs for the asset or liability are defined as Level 3. The aggregate fair value of our debt, which is estimated based on quoted market prices of similar liabilities, was approximately $2.3 billion as of both December 31, 2018 and 2017. The fair value of our debt as of both December 31, 2018 and 2017 is classified as Level 2. The aggregate fair value loss associated with our interest rate cash flow swap agreements was approximately $2.4 million as of December 31, 2018 and is classified as Level 2.

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements (Continued)

Note 9. Accumulated Other Comprehensive Loss

The following table presents the changes in the components of accumulated other comprehensive loss.

(in millions)	Cumulative Translation Adjustments	Net Actuarial Gain (Loss)	Loss on Interest Rate Cash Flow Swaps	Accumulated Other Comprehensive Loss
As of December 31, 2015	$(112.2)	$(8.7)	$—	$(120.9)
Other comprehensive income (loss) before reclassifications(a)	102.3	(0.3)	—	102.0
Amortization of actuarial losses reclassified to net income(b)	—	0.4	—	0.4
Total other comprehensive income (loss), net of tax	102.3	0.1	—	102.4
As of December 31, 2016	(9.9)	(8.6)	—	(18.5)
Other comprehensive income (loss) before reclassifications	11.8	(1.4)	—	10.4
Amortization of actuarial losses reclassified to net income(b)	—	0.4	—	0.4
Total other comprehensive income, net of tax	11.8	(1.0)	—	10.8
As of December 31, 2017	1.9	(9.6)	—	(7.7)
Other comprehensive income (loss) before reclassifications	(14.5)	1.9	(2.4)	(15.0)
Amortization of actuarial losses reclassified to net income(b)	—	0.7	—	0.7
Total other comprehensive income (loss), net of tax	(14.5)	2.6	(2.4)	(14.3)
As of December 31, 2018	$(12.6)	$(7.0)	$(2.4)	$(22.0)

(a)	On April 1, 2016, in connection with the Disposition, we recognized $99.9 million in unrealized foreign currency translation losses.

(b)	See Note 15. Retirement Benefits to the Consolidated Financial Statements for additional details of items reclassified from accumulated other comprehensive loss to net income.

Net actuarial gain (loss) included in other comprehensive income (loss) is net of a tax provision of $1.0 million in 2018 and a tax benefit of $0.3 million in 2017. The tax impact for net actuarial gain included in other comprehensive income (loss) in 2016 was immaterial.

Note 10. Equity

As of December 31, 2018, 450,000,000 shares of our common stock, par value $0.01 per share, were authorized; 140,239,977 shares were issued and outstanding; and 50,000,000 shares of our preferred stock, par value $0.01 per share, were authorized with no shares issued and outstanding.

On June 13, 2017, certain subsidiaries of OUTFRONT Media Inc. acquired the equity interests of certain subsidiaries of All Vision LLC (“All Vision”), which hold substantially all of All Vision’s outdoor advertising assets in Canada, and effectuated an amalgamation of All Vision’s Canadian business with our Canadian business (the “Transaction”) (see Note 13. Acquisitions and Dispositions to the Consolidated Financial Statements). In connection with the Transaction, the Company issued 1,953,407 shares of Class A equity interests of a subsidiary of the Company that controls its Canadian business (“Outfront Canada”).

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements (Continued)

The Class A equity interests are entitled to receive priority cash distributions from Outfront Canada at the same time and in the same per share amount as the dividends paid on shares of the Company’s common stock. The Class A equity interests may be redeemed by the holders in exchange for shares of the Company’s common stock on a one-for-one basis (subject to anti-dilution adjustments) or, at the Company’s option, cash equal to the then fair market value of the shares of the Company’s common stock commencing (i) one year after closing, with respect to 55% of the Class A equity interests, and (ii) 18 months after closing, with respect to the remaining 45% of the Class A equity interests. In connection with the Transaction, the Company has agreed to limitations on its ability to sell or otherwise dispose of the assets acquired from All Vision for a period of five years, unless it pays holders of the Class A equity interests in Outfront Canada an amount intended to approximate their resulting tax liability. During 2018, we made distributions of $2.7 million to holders of the Class A equity interests, which are recorded in Dividends on our Consolidated Statements of Equity and Consolidated Statements of Cash Flows. As of December 31, 2018, 207,354 Class A equity interests have been redeemed for shares of the Company’s common stock.

In the third quarter of 2018, we issued 7,442 shares of our common stock under the Outfront Media Inc. Amended and Restated Omnibus Stock Incentive Plan, valued at $0.1 million, to a consultant for services rendered.

We have a sales agreement in connection with an “at-the-market” equity offering program (the “ATM Program”), under which we may, from time to time, issue and sell shares of our common stock up to an aggregate offering price of $300.0 million. We have no obligation to sell any of our common stock under the sales agreement and may at any time suspend solicitations and offers under the sales agreement. In the fourth quarter of 2018, 750,000 shares of our common stock were sold under the ATM Program for gross proceeds of $15.5 million with commissions of $0.2 million, for total net proceeds of $15.3 million. As of December 31, 2018, we had $284.5 million of capacity remaining under the ATM Program.

In 2016, we issued 79,690 shares, valued at approximately $1.9 million to J&M Holding Enterprises, Inc. (“J&M”), an affiliate of Videri Inc. (“Videri”), or Videri, as applicable, in connection with licenses and services received under a development and license agreement (the “Videri Agreement”) with J&M and Videri. We have capitalized the payments, which are related to the development of software and equipment to be utilized within digital displays, within Property and equipment, net, on the Consolidated Statement of Financial Position.

On February 26, 2019, we announced that our board of directors approved a quarterly cash dividend of $0.36 per share on our common stock, payable on March 29, 2019, to stockholders of record at the close of business on March 8, 2019.

Note 11. Revenues

We do not disclose the value of unsatisfied performance obligations for contracts with an original expected term of one year or less, which primarily represent the transaction price allocated to the remaining display period for unsatisfied transit franchise contracts. Unsatisfied performance obligations with an original expected term of over one year relate to multi-year marketing and multimedia rights agreements with customers of our Sports Marketing operating segment, the value of which is $80.2 million as of December 31, 2018, are expected to be satisfied over the next 5 years.

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

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements (Continued)

The following table summarizes revenues by source:

	Years Ended December 31,
(in millions)	2018	2017	2016
Billboard:
Static displays	$858.1	$839.7	$880.3
Digital displays	216.1	173.7	155.9
Other	38.2	45.6	34.8
Billboard revenues	1,112.4	1,059.0	1,071.0
Transit:
Static displays	339.9	339.5	331.7
Digital displays	59.6	45.3	39.8
Other	39.5	35.9	30.0
Total transit revenues	439.0	420.7	401.5
Sports marketing and other	54.8	40.8	41.4
Transit and other revenues	493.8	461.5	442.9
Total revenues	$1,606.2	$1,520.5	$1,513.9

Rental income was $1,074.2 million in 2018, $1,013.4 million in 2017 and $1,036.2 million in 2016, and is recorded in Billboard revenues on the Consolidated Statement of Operations.

The following table summarizes revenues by geography:

	Years Ended December 31,
(in millions)	2018	2017	2016
United States:
Billboard	$1,040.8	$997.9	$1,005.6
Transit and other	426.0	408.6	388.2
Sports marketing and other	54.8	40.8	41.4
Total United States revenues	1,521.6	1,447.3	1,435.2
Canada	84.6	73.2	67.3
Latin America	—	—	11.4
Total revenues	$1,606.2	$1,520.5	$1,513.9

Our revenues are sensitive to fluctuations in advertising expenditures, general economic conditions and other external events beyond our control.

Contract Costs and Balances

Variable sales commission costs directly associated with billboard display revenues are considered direct lease acquisition costs in accordance with the lease accounting standard and are capitalized and amortized on a straight-line basis over the related customer lease term (see Note 5. Goodwill and Other Intangible Assets to the Consolidated Financial Statements). Amortization of direct lease acquisition costs is presented within Amortization expense in the accompanying Consolidated Statements of Operations.

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

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements (Continued)

recognized in future periods are included in Deferred revenues on the Consolidated Statement of Financial Position. We recognized substantially all of the Deferred revenues on the Consolidated Statement of Financial Position as of December 31, 2017, during the three months ended March 31, 2018.

Note 12. Restructuring Charges

In 2018, we recorded restructuring charges of $2.1 million, of which $0.9 million was recorded in our U.S. Media segment for severance charges associated with the reorganization of various departments, $0.8 million was recorded in Other for severance charges associated with the reorganization of our Sports Marketing operating segment management team and $0.4 million was recorded in Corporate for severance charges associated with the elimination of a corporate management position. In 2017, we recorded restructuring charges of $6.4 million, of which $4.1 million was recorded in Other for severance charges primarily associated with the Transaction and $2.3 million was recorded in our U.S. Media segment for severance charges associated with the reorganization of our sales management and administrative functions. In 2016, we recorded restructuring charges of $2.5 million in our U.S. Media segment for severance charges associated with the reorganization of our sales management and administrative functions. As of December 31, 2018, $1.9 million in restructuring reserves remained outstanding and is included in Other current liabilities on the Consolidated Statement of Financial Position.

Note 13. Acquisitions and Dispositions

Acquisitions

In connection with the Transaction, the Company paid approximately $94.4 million for the assets, comprised of $50.0 million in cash and $44.4 million, or 1,953,407 shares, of Class A equity interests of Outfront Canada, subject to post-closing adjustments (upward or downward) for the achievement of certain operating income before depreciation and amortization targets relating to the acquired assets in 2018, which is not expected to be material. The issued Class A equity interests of Outfront Canada are redeemable non-controlling interests and are included in Non-controlling interests on our Consolidated Statement of Financial Position based on actual foreign currency exchange rates on the closing date of the Transaction compared to the negotiated foreign currency exchange rate used in the valuation described above.

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

We completed several acquisitions for a total purchase price of approximately $7.0 million in 2018, $113.8 million in 2017 (including the Transaction) and $67.9 million in 2016.

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

Dispositions

On April 1, 2016, we completed the Disposition and received $82.0 million in cash plus working capital, which was subject to post-closing adjustments. We recorded a loss on real estate assets held for sale of approximately $1.3 million in 2016 on the Consolidated Statement of Operations.

Asset Swap

On July 1, 2017, in exchange for static billboards in four non-metropolitan market clusters, we acquired digital billboards in the Boston, Massachusetts, DMA and $3.2 million in cash, which resulted in a pre-tax gain of $14.1 million.

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements (Continued)

Note 14. Stock-Based Compensation

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

The following table summarizes our stock-based compensation expense for 2018, 2017 and 2016.

	Year Ended December 31,
(in millions)	2018	2017	2016
RSUs and PRSUs	$20.2	$20.3	$17.8
Stock options	—	0.2	0.2
Stock-based compensation expense, before income taxes	20.2	20.5	18.0
Tax benefit	(1.3)	(2.0)	(1.9)
Stock-based compensation expense, net of tax	$18.9	$18.5	$16.1

As of December 31, 2018, total unrecognized compensation cost related to non-vested RSUs and PRSUs was $16.4 million, which is expected to be recognized over a weighted average period of 1.8 years.

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements (Continued)

RSUs and PRSUs

The following table summarizes the 2018 activity of the RSUs and PRSUs issued to our employees.

	Activity	Weighted Average Per Share Grant Date Fair Market Value
Non-vested as of December 31, 2017	1,632,120	$24.43
Granted:
RSUs	837,517	21.43
PRSUs	383,913	21.52
Vested:
RSUs	(608,090)	24.36
PRSUs	(298,964)	24.81
Forfeitures:
RSUs	(98,673)	22.75
PRSUs	(123,843)	24.25
Non-vested as of December 31, 2018	1,723,980	22.39

The total fair value of RSUs and PRSUs that vested was $19.2 million during 2018, $20.0 million during 2017 and $11.6 million during 2016.

Stock Options

Stock options vest over a four-year service period and expire eight or ten years from the date of grant. Forfeitures of stock options are recorded as incurred.

The following table summarizes the activity of stock options issued to our employees.

	Activity	Weighted Average Exercise Price
Outstanding as of December 31, 2017	165,293	$20.69
Exercised	(23,446)	6.25
Outstanding as of December 31, 2018	141,847	23.08

Exercisable as of December 31, 2018	141,847	23.08

The following table summarizes other information relating to stock option exercises.

	Year Ended December 31,
(in millions)	2018	2017	2016
Tax benefit of stock option exercises	$—	$0.1	$—
Intrinsic value of stock option exercises	0.4	2.1	—

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements (Continued)

The following table summarizes information concerning outstanding and exercisable stock options to purchase our common stock under the Stock Plan as of December 31, 2018.

	Outstanding			Exercisable
Range of Exercise Price	Number of Options	Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$10 to 14.99	28,488	0.62	$12.12	28,488	$12.12
$20 to 24.99	9,946	2.12	20.07	9,946	20.07
$25 to 29.99	103,413	2.72	26.39	103,413	26.39
	141,847			141,847

Stock options outstanding as of December 31, 2018, have a weighted average remaining contractual life of 2.25 years and the total intrinsic value for “in-the-money” options, based on the closing stock price of our common stock of $18.12, was $0.2 million. Stock options exercisable as of December 31, 2018, have a weighted average remaining contractual life of 2.25 years and the total intrinsic value for “in-the-money” exercisable options was $0.2 million.

Note 15. Retirement Benefits

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

We use a December 31 measurement date for all pension plans.

The following table sets forth the change in benefit obligation for our pension plans.

	As of December 31,
(in millions)	2018	2017	2016
Benefit obligation, beginning of year	$57.8	$48.3	$44.9
Service cost	1.8	1.6	1.6
Interest cost	2.0	2.0	1.9
Actuarial (gain) loss	(5.6)	3.7	0.2
Benefits paid	(2.0)	(1.4)	(1.5)
Cumulative translation adjustments	(4.1)	3.6	1.2
Benefit obligation, end of year	$49.9	$57.8	$48.3

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements (Continued)

The following table sets forth the change in plan assets for our pension plans.

	As of December 31,
(in millions)	2018	2017
Fair value of plan assets, beginning of year	$52.3	$43.6
Actual return on plan assets	(0.9)	4.9
Employer contributions	2.0	2.0
Benefits paid	(2.0)	(1.4)
Cumulative translation adjustments	(3.9)	3.2
Fair value of plan assets, end of year	$47.5	$52.3

The unfunded status of pension benefit obligations and the related amounts recognized on the Consolidated Statement of Financial Position were as follows:

	As of December 31,
(in millions)	2018	2017
Unfunded status, end of year	$(2.4)	$(5.4)
Amounts recognized on the Consolidated Statement of Financial Position:
Other noncurrent liabilities	(2.4)	(5.4)
Net amounts recognized	(2.4)	(5.4)

The following amounts were recognized in accumulated other comprehensive loss on the Consolidated Statement of Financial Position.

	As of December 31,
(in millions)	2018	2017
Net actuarial loss	$(9.3)	$(12.9)
Deferred income taxes	2.3	3.3
Net amount recognized in accumulated other comprehensive loss	$(7.0)	$(9.6)

The accumulated benefit obligation for the defined benefit pension plans was $46.9 million as of December 31, 2018, and $53.9 million as of December 31, 2017.

The information for the pension plans with an accumulated benefit obligation in excess of plan assets is set forth below.

	As of December 31,
(in millions)	2018	2017
Projected benefit obligation	$49.9	$57.8
Accumulated benefit obligation	46.9	53.9
Fair value of plan assets	47.5	52.3

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements (Continued)

The following tables present the components of net periodic pension cost and amounts recognized in other comprehensive income (loss).

	As of December 31,
(in millions)	2018	2017	2016
Service cost	$1.8	$1.6	$1.6
Interest cost	2.0	2.0	1.9
Expected return on plan assets	(2.6)	(2.3)	(2.1)
Amortization of actuarial losses(a)	0.7	0.6	0.6
Amortization of transitional obligation	—	(0.1)	(0.1)
Settlement cost	0.1	—	—
Net periodic pension cost	$2.0	$1.8	$1.9

(in millions)	Year Ended December 31, 2018
Actuarial gains	$2.1
Amortization of actuarial losses(a)	0.6
Cumulative translation adjustments	0.8
Settlement cost	0.1
3.6
Deferred income taxes	(1.0)
Recognized in other comprehensive income, net of tax	$2.6

(a)	Reflects amounts reclassified from accumulated other comprehensive income (loss) to net income.

Estimated net actuarial losses related to the defined benefit pension plans of approximately $0.4 million, will be amortized from accumulated other comprehensive loss into net periodic pension costs in 2019.

	As of and for the Year Ended December 31,
	2018	2017
Weighted average assumptions used to determine benefit obligations:
Discount rate	4.0%	3.5%
Rate of compensation increase	3.0	3.0
Weighted average assumptions used to determine net periodic cost:
Discount rate	3.5	4.0
Expected long-term return on plan assets	5.1	5.1
Rate of compensation increase	3.0	3.0

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

Plan Assets

Our plan assets are included in a trust in Canada and a trust in the U.S. The asset allocations of these trusts are based upon an analysis of the timing and amount of projected benefit payments, projected company contributions, the expected returns and risk of the asset classes and the correlation of those returns. As of December 31, 2018, we invested approximately 31% in fixed income instruments, 59% in equity instruments, and the remainder in cash, cash equivalents and insurance contracts.

The following tables set forth our pension plan assets measured at fair value on a recurring basis as of December 31, 2018 and 2017. These assets have been categorized according to the three-level fair value hierarchy established by the FASB which

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements (Continued)

prioritizes the inputs used in measuring fair value. Level 1 is based on quoted prices for the asset in active markets. Level 2 is based on inputs that are observable other than quoted market prices in active markets, such as quoted prices for the asset in inactive markets or quoted prices for similar assets. Level 3 is based on unobservable inputs that market participants would use in pricing the asset.

	As of December 31, 2018
(in millions)	Level 1	Level 2	Level 3	Total
Cash and cash equivalents(a)	$—	$1.0	$—	$1.0
Fixed income securities:
Corporate and government related securities	—	14.2	—	14.2
Corporate bonds(b)	0.7	—	—	0.7
Equity securities(c):
U.S. equity	0.6	—	—	0.6
International equity	0.3	27.1	—	27.4
Insurance contracts	—	—	3.6	3.6
Total assets	$1.6	$42.3	$3.6	$47.5

	As of December 31, 2017
(in millions)	Level 1	Level 2	Level 3	Total
Cash and cash equivalents(a)	$—	$1.0	$—	$1.0
Fixed income securities:
Corporate and government related securities	—	15.3	—	15.3
Corporate bonds(b)	0.8	—	—	0.8
Equity securities(c):
U.S. equity	1.0	—	—	1.0
International equity	0.4	29.4	—	29.8
Insurance contracts	—	—	4.4	4.4
Total assets	$2.2	$45.7	$4.4	$52.3

(a)	Assets categorized as Level 2 reflect investments in money market funds.

(b)	Securities of diverse industries, substantially all investment grade.

(c)	Assets categorized as Level 2 reflect investments in common collective funds.

Significant changes in Level 3 plan assets are as follows:

	Year Ended December 31,
(in millions)	2018	2017
Insurance contracts:
Beginning of year	$4.4	$4.7
Payments	(0.5)	(0.5)
Actuarial loss	(0.1)	(0.3)
Interest income	0.1	0.2
Cumulative translation adjustments	(0.3)	0.3
End of year	$3.6	$4.4

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

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements (Continued)

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

Future Benefit Payments

(in millions)	2019	2020	2021	2022	2023	2024-2028
Estimated future benefit payments for pension plans	1.7	1.7	1.9	2.0	2.1	12.8

We expect to contribute $1.0 million to our pension plans in 2019.

Multi-Employer Pension and Postretirement Benefit Plans

We contribute to multi-employer plans that provide pension and other postretirement benefits to certain employees under collective bargaining agreements. Contributions to these plans were $3.8 million in 2018, $3.3 million in 2017 and $2.9 million in 2016. Based on our contributions to each individual multi-employer plan relative to the total contributions of all participating employers in such plan, no multi-employer plan was deemed to be individually significant to us.

Defined Contribution Plans

Employer contributions for defined contribution plans sponsored by us were $5.5 million in 2018, $4.8 million in 2017 and $4.5 million in 2016.

Note 16. Income Taxes

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

On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act amends the Code to reduce tax rates and modify policies, credits and deductions. The Tax Act’s most significant change was the reduction of the federal tax rate from a maximum of 35% to a flat rate of 21%.

Cash paid for income taxes was $8.4 million in 2018 and $6.8 million in 2017 and $1.2 million in 2016.

The U.S. and foreign components of Income (loss) before provision for income taxes and equity in earnings of investee companies were as follows:

	Year Ended December 31,
(in millions)	2018	2017	2016
United States	$157.3	$139.2	$100.9
Foreign	(48.6)	(14.1)	(9.9)
Income before provision for income taxes and equity in earnings of investee companies	$108.7	$125.1	$91.0

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements (Continued)

The following table reconciles Income (loss) before provision for income taxes and equity in earnings of investee companies to REIT taxable income.

	Year Ended December 31,
(in millions)	2018	2017	2016
Income (loss) before provision for income taxes and equity in earnings of investee companies	$108.7	$125.1	$91.0
Net (income) loss of TRSs	38.4	(2.4)	5.4
Income from REIT operations	147.1	122.7	96.4
Book depreciation in excess of tax depreciation	24.4	29.5	50.8
Book amortization in excess of tax amortization	(10.6)	(1.8)	12.2
Tax dividend from foreign subsidiary(a)	2.1	5.6	41.0
Book/tax differences - stock-based compensation	(1.4)	(2.2)	4.2
Book/tax differences - deferred gain for tax	(1.4)	(13.1)	(3.5)
Book/tax differences - capitalized costs	6.4	5.7	6.0
Book/tax differences - other	11.1	(0.2)	6.4
REIT taxable income (estimated)	$177.7	$146.2	$213.5

(a)
In 2017, the tax dividend from foreign subsidiary consists of a $12.6 million one-time deemed repatriation of foreign unremitted earnings under the Tax Act, net of a $7.0 million deduction for dividends received.

The components of the Provision for income taxes are as follows:

	Year Ended December 31,
(in millions)	2018	2017	2016
Current:
Federal	$(2.4)	$(6.9)	$(4.0)
State and local	(2.3)	(2.2)	(1.5)
Foreign	(0.6)	0.1	(1.7)
	(5.3)	(9.0)	(7.2)
Deferred tax benefit (liability):
Federal	(1.0)	(2.2)	(0.7)
State and local	(0.4)	(0.1)	(0.2)
Foreign	1.8	7.2	2.7
	0.4	4.9	1.8
Provision for income taxes	$(4.9)	$(4.1)	$(5.4)

The effective income tax rate was 4.7% in 2018, 3.3% in 2017 and 5.9% in 2016.

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements (Continued)

The difference between income taxes expected at the U.S. federal statutory income tax rate of 21% in 2018 and 35% in 2017 and 2016, and the Provision for income taxes is summarized as follows:

	Year Ended December 31,
(in millions)	2018	2017	2016
Provision for income taxes on income at U.S. statutory rate	$(22.8)	$(43.8)	$(31.9)
REIT dividends paid deduction	30.9	42.9	33.8
State and local taxes, net of federal tax benefit	(2.3)	(1.6)	(1.6)
Effect of foreign operations	(9.3)	2.4	(2.4)
Resolution of prior year tax	—	—	(2.9)
Effect of the Tax Act on net deferred tax assets(a)	—	(2.1)	—
Gain on dispositions	(0.5)	(0.9)	—
Other, net	(0.9)	(1.0)	(0.4)
Provision for income taxes	$(4.9)	$(4.1)	$(5.4)

(a)	Impact on our net deferred tax assets resulting from the Tax Act’s reduction of corporate income tax rates from 35% to 21% for tax years beginning after December 31, 2017.

The following table is a summary of the components of deferred income tax assets and liabilities.

	As of December 31,
(in millions)	2018	2017
Deferred income tax assets:
Provision for expenses and losses	$1.1	$0.9
Postretirement and other employee benefits	3.6	3.8
Tax credit and loss carryforwards	0.8	2.2
Total deferred income tax assets	5.5	6.9

Deferred income tax liabilities:
Property, equipment and intangible assets	(19.5)	(22.4)
Total deferred income tax liabilities	(19.5)	(22.4)

Deferred income tax liabilities, net	$(14.0)	$(15.5)

As of December 31, 2018, we had net operating loss carryforwards for Canadian jurisdictions of $3.3 million, which expire in various years from 2019 through 2037.

Our undistributed earnings of foreign subsidiaries not includable in our federal income tax returns that could be subject to additional income taxes if remitted was approximately $6.2 million as of December 31, 2018, and $4.1 million as of December 31, 2017. No provision was recorded for taxes that could result from the remittance of such undistributed earnings since we intend to declare dividends to our shareholders in an amount sufficient to offset such distributions and intend to reinvest the remainder outside of the U.S. indefinitely. The determination of the unrecognized U.S. federal deferred income tax liability for undistributed earnings is not practicable.

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements (Continued)

The following table sets forth the change in the reserve for uncertain tax positions, excluding related accrued interest and penalties.

(in millions)
As of January 1, 2016	$0.8
Additions for current year tax positions	0.1
Reductions for prior year tax positions	(0.3)
As of December 31, 2016	0.6
Additions for current year tax positions	0.2
Reductions for prior year tax positions	(0.2)
As of December 31, 2017	0.6
Additions for current year tax positions	0.3
Reductions for prior year tax positions	(0.3)
As of December 31, 2018	$0.6

The reserve for uncertain tax positions of $0.6 million as of December 31, 2018, includes $0.4 million which would affect our effective income tax rate if and when recognized in future years.

We recognize interest and penalty charges related to the reserve for uncertain tax positions as part of income tax expense. These charges were not material for any of the periods presented.

We are subject to taxation in the U.S. and various state, local and foreign jurisdictions. Tax years 2015 to present are open for examination by the tax authorities. Our TRSs are currently under examination by the Internal Revenue Service for the 2016 tax year. We are currently under examination by New York State for the portion of the 2014 tax year beginning on July 17, 2014, when we began operating as a REIT. New York City has completed its audit of our TRSs for the 2014 tax year with no changes.

Note 17. Earnings Per Share (“EPS”)

	Year Ended December 31,
(in millions)	2018	2017	2016
Net income available for common stockholders	$107.9	$125.8	$90.9
Less: Distributions to holders of Class A equity interests of a subsidiary(b)	2.7	1.4	—
Net income available for common stockholders, basic and diluted	$105.2	$124.4	$90.9

Weighted average shares for basic EPS	139.3	138.5	137.9
Dilutive potential shares from grants of RSUs, PRSUs and stock options(a)	0.3	0.4	0.5
Weighted average shares for diluted EPS(a)(b)	139.6	138.9	138.4

(a)
The potential impact of an aggregate 0.4 million granted RSUs, PRSUs and stock options for 2018, 0.1 million granted RSUs, PRSUs and stock options for 2017 and 0.5 million granted RSUs, PRSUs and stock options for 2016 was antidilutive.

(b)
On June 13, 2017, 1,953,407 shares of Class A equity interests of Outfront Canada were issued, which may be redeemed by the holders in exchange for shares of the Company’s common stock on a one-for-one basis (subject to anti-dilution adjustments), at our option, after a certain time period. (See Note 10. Equity to the Consolidated Financial Statements.) The potential impact of 1.9 million shares of Class A equity interests of Outfront Canada was antidilutive for 2018 and 1.1 million shares of Class A equity interests of Outfront Canada was antidilutive for 2017.

Note 18. Commitments and Contingencies

Off-Balance Sheet Arrangements

Our off-balance sheet commitments primarily consist of operating lease arrangements and guaranteed minimum annual payments. These arrangements result from our normal course of business and represent obligations that are payable over several years.

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements (Continued)

Contractual Obligations

We have long-term operating leases for office space, billboard sites and equipment, which expire at various dates. Certain leases contain varying renewal, cancellation and escalation clauses.

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

Under the MTA agreement, we are obligated to deploy, over a number of years, (i) 8,565 digital advertising screens on subway and train platforms and entrances, (ii) 37,716 smaller-format digital advertising screens on rolling stock (with deployment scheduled to commence in 2019), and (iii) 7,829 MTA communications displays. In addition, we are obligated to pay to the MTA the greater of a percentage of revenues or a guaranteed minimum annual payment. Incremental revenues that exceed an annual base revenue amount will be retained by us for the cost of deploying advertising and communications displays throughout the transit system. As presented in the table below, MTA equipment deployment costs are being recorded as Prepaid MTA equipment deployment costs and Intangible assets on our Consolidated Statement of Financial Position, and as these costs are recouped from incremental revenues that the MTA would otherwise be entitled to receive, Prepaid MTA equipment deployment costs will be reduced. If incremental revenues generated over the term of the agreement are not sufficient to cover all or a portion of the equipment deployment costs, the costs will not be recouped, which could have an adverse effect on our business, financial condition and results of operation. As of December 31, 2018, 1,229 digital displays had been installed, of which 934 installations occurred in the fourth quarter. For the full year of 2019, we expect our MTA equipment deployment costs to be approximately $175.0 million.

(in millions)	Beginning Balance	Deployment Costs Incurred	Recoupment	Amortization	Ending Balance
Year Ended December 31, 2018:
Prepaid MTA equipment deployment costs	$4.7	$76.5	$(1.7)	$—	$79.5
Intangible assets (franchise agreements)	0.9	14.7	—	(0.8)	14.8
Total	$5.6	$91.2	$(1.7)	$(0.8)	$94.3

Year Ended December 31, 2017:
Prepaid MTA equipment deployment costs	$—	$4.7	$—	$—	$4.7
Intangible assets (franchise agreements)	—	0.9	—	—	0.9
Total	$—	$5.6	$—	$—	$5.6

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements (Continued)

As of December 31, 2018, minimum rental payments under non-cancellable operating leases with original terms in excess of one year and guaranteed minimum annual payments are as follows:

(in millions)	Operating Leases	Guaranteed Minimum Annual Payments
2019	$154.8	$209.7
2020	151.8	191.7
2021	139.1	187.6
2022	126.2	186.2
2023	109.8	188.7
2024 and thereafter	574.6	769.1
Total minimum payments	$1,256.3	$1,733.0

Rent expense was $393.6 million in 2018, $377.7 million in 2017 and $372.1 million in 2016, including contingent rent amounts of $91.0 million in 2018, $84.7 million in 2017 and $88.1 million in 2016. Rent expense is primarily reflected in operating expenses on the Consolidated Statements of Operations and includes rent on cancellable leases and leases with terms under one year, as well as contingent rent, none of which are included in the operating lease commitments in the table above.

Letters of Credit

We have indemnification obligations with respect to letters of credit and surety bonds primarily used as security against non-performance in the normal course of business. As of December 31, 2018, the outstanding letters of credit were approximately $208.9 million and outstanding surety bonds were approximately $27.2 million, and were not recorded on the Consolidated Statements of Financial Position.

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

Note 19. Segment Information

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

	Year Ended December 31,
(in millions)	2018	2017	2016
Revenues:
U.S. Media	$1,466.8	$1,406.5	$1,393.8
Other	139.4	114.0	120.1
Total revenues	$1,606.2	$1,520.5	$1,513.9

We present Operating income before Depreciation, Amortization, Net gain (loss) on dispositions, Stock-based compensation, Restructuring charges, Impairment charges and Loss on real estate assets held for sale (“Adjusted OIBDA”) as the primary measure of profit and loss for our operating segments in accordance with FASB guidance for segment reporting.

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements (Continued)

	Year Ended December 31,
(in millions)	2018	2017	2016
Net income	$107.9	$125.8	$90.9
Provision for income taxes	4.9	4.1	5.4
Equity in earnings of investee companies, net of tax	(4.1)	(4.8)	(5.3)
Interest expense, net	125.7	116.9	113.8
Other (income) expense, net	0.4	(0.3)	0.1
Operating income	234.8	241.7	204.9
Restructuring charges	2.1	6.4	2.5
Loss on real estate assets held for sale	—	—	1.3
Net gain on dispositions	(5.5)	(14.3)	(1.9)
Impairment charge	42.9	—	—
Depreciation and amortization	185.0	189.8	224.2
Stock-based compensation	20.2	20.5	18.0
Total Adjusted OIBDA	$479.5	$444.1	$449.0

Adjusted OIBDA:
U.S. Media	$500.2	$478.1	$473.8
Other	17.3	8.4	17.8
Corporate	(38.0)	(42.4)	(42.6)
Total Adjusted OIBDA	$479.5	$444.1	$449.0

	Year Ended December 31,
(in millions)	2018	2017	2016
Operating income (loss):
U.S. Media	$342.8	$320.6	$269.5
Other	(49.4)	(16.0)	(4.0)
Corporate	(58.6)	(62.9)	(60.6)
Total operating income	$234.8	$241.7	$204.9

Net (gain) loss on dispositions:
U.S. Media	$(5.3)	$(14.4)	$(1.7)
Other	(0.2)	0.1	(0.2)
Total gain on dispositions	$(5.5)	$(14.3)	$(1.9)

Depreciation and amortization:
U.S. Media	$161.8	$169.6	$203.5
Other	23.2	20.2	20.7
Total depreciation and amortization	$185.0	$189.8	$224.2

Capital expenditures:
U.S. Media	$73.0	$63.9	$54.8
Other	9.3	6.9	4.6
Total capital expenditures	$82.3	$70.8	$59.4

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements (Continued)

	As of December 31,
(in millions)	2018	2017	2016
Assets:
U.S. Media	$3,610.0	$3,528.8	$3,578.8
Other	202.5	263.8	145.5
Corporate	16.2	15.6	14.2
Total assets	$3,828.7	$3,808.2	$3,738.5

	Year Ended December 31,
(in millions)	2018	2017	2016
Revenues(a):
United States	$1,521.6	$1,447.3	$1,435.2
Canada	84.6	73.2	67.3
Latin America	—	—	11.4
Total revenues	$1,606.2	$1,520.5	$1,513.9

(a)	Revenues classifications are based on the geography of the advertising.

	As of December 31,
(in millions)	2018	2017	2016
Long-lived assets(a):
United States	$3,255.0	$3,216.4	3,255.0
Canada	122.5	189.1	73.9
Total long-lived assets	$3,377.5	$3,405.5	$3,328.9

(a)	Reflects total assets less current assets, investments and non-current deferred tax assets.

Note 20. Condensed Consolidating Financial Information

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

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements (Continued)

	As of December 31, 2018
(in millions)	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Current assets:
Cash and cash equivalents	$—	$12.0	$—	$40.7	$—	$52.7
Receivables, less allowances	—	—	52.7	232.1	(19.9)	264.9
Other current assets	—	1.0	176.3	81.5	(146.9)	111.9
Total current assets	—	13.0	229.0	354.3	(166.8)	429.5
Property and equipment, net	—	—	604.3	48.6	—	652.9
Goodwill	—	—	2,059.9	19.8	—	2,079.7
Intangible assets	—	—	478.4	58.8	—	537.2
Investment in subsidiaries	1,102.8	3,257.5	261.9	—	(4,622.2)	—
Prepaid MTA equipment deployment costs	—	—	60.6	—	—	60.6
Other assets	—	2.3	63.4	3.1	—	68.8
Intercompany	—	—	81.0	100.7	(181.7)	—
Total assets	$1,102.8	$3,272.8	$3,838.5	$585.3	$(4,970.7)	$3,828.7

Total current liabilities	$—	$18.0	$375.5	$175.9	$(166.8)	$402.6
Long-term debt	—	2,149.6	—	—	—	2,149.6
Deferred income tax liabilities, net	—	—	—	17.0	—	17.0
Asset retirement obligation	—	—	29.9	4.3	—	34.2
Deficit in excess of investment of subsidiaries	—	—	2,154.7	—	(2,154.7)	—
Other liabilities	—	2.4	74.9	2.7	—	80.0
Intercompany	—	—	100.7	81.0	(181.7)	—
Total liabilities	—	2,170.0	2,735.7	280.9	(2,503.2)	2,683.4
Total stockholders’ equity	1,102.8	1,102.8	1,102.8	261.9	(2,467.5)	1,102.8
Non-controlling interests	—	—	—	42.5	—	42.5
Total equity	1,102.8	1,102.8	1,102.8	304.4	(2,467.5)	1,145.3
Total liabilities and equity	$1,102.8	$3,272.8	$3,838.5	$585.3	$(4,970.7)	$3,828.7

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements (Continued)

	As of December 31, 2017
(in millions)	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Current assets:
Cash and cash equivalents	$—	$10.2	$3.7	$34.4	$—	$48.3
Receivables, less allowances	—	—	42.1	202.7	(13.7)	231.1
Other current assets	—	1.0	89.0	20.0	(13.4)	96.6
Total current assets	—	11.2	134.8	257.1	(27.1)	376.0
Property and equipment, net	—	—	609.1	53.0	—	662.1
Goodwill	—	—	2,059.9	68.1	—	2,128.0
Intangible assets	—	—	511.5	69.4	—	580.9
Investment in subsidiaries	1,181.1	3,333.6	293.4	—	(4,808.1)	—
Other assets	—	3.3	55.1	2.8	—	61.2
Intercompany	—	—	123.9	148.3	(272.2)	—
Total assets	$1,181.1	$3,348.1	$3,787.7	$598.7	$(5,107.4)	$3,808.2

Total current liabilities	$—	$21.7	$199.4	$105.6	$(27.1)	$299.6
Long-term debt	—	2,145.3	—	—	—	2,145.3
Deferred income tax liabilities, net	—	—	—	19.6	—	19.6
Asset retirement obligation	—	—	29.7	5.0	—	34.7
Deficit in excess of investment of subsidiaries	—	—	2,152.5	—	(2,152.5)	—
Other liabilities	—	—	76.7	5.7	—	82.4
Intercompany	—	—	148.3	123.9	(272.2)	—
Total liabilities	—	2,167.0	2,606.6	259.8	(2,451.8)	2,581.6
Total stockholders’ equity	1,181.1	1,181.1	1,181.1	293.4	(2,655.6)	1,181.1
Non-controlling interests	—	—	—	45.5	—	45.5
Total equity	1,181.1	1,181.1	1,181.1	338.9	(2,655.6)	1,226.6
Total liabilities and stockholders’ equity	$1,181.1	$3,348.1	$3,787.7	$598.7	$(5,107.4)	$3,808.2

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements (Continued)

	Year Ended December 31, 2018
(in millions)	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Billboard	$—	$—	$1,040.1	$72.3	$—	$1,112.4
Transit and other	—	—	480.8	13.0	—	493.8
Total revenues	—	—	1,520.9	85.3	—	1,606.2
Expenses:
Operating	—	—	808.3	51.6	—	859.9
Selling, general and administrative	1.6	0.2	276.6	8.6	—	287.0
Restructuring charges	—	—	2.1	—	—	2.1
Net gain on dispositions	—	—	(5.3)	(0.2)	—	(5.5)
Impairment charge	—	—	—	42.9	—	42.9
Depreciation	—	—	73.3	12.6	—	85.9
Amortization	—	—	90.2	8.9	—	99.1
Total expenses	1.6	0.2	1,245.2	124.4	—	1,371.4
Operating income (loss)	(1.6)	(0.2)	275.7	(39.1)	—	234.8
Interest expense, net	—	(118.4)	(3.8)	(3.5)	—	(125.7)
Other expense, net	—	—	—	(0.4)	—	(0.4)
Income (loss) before benefit (provision) for income taxes and equity in earnings of investee companies	(1.6)	(118.6)	271.9	(43.0)	—	108.7
Benefit (provision) for income taxes	—	—	(6.1)	1.2	—	(4.9)
Equity in earnings of investee companies, net of tax	109.5	228.1	(156.3)	1.1	(178.3)	4.1
Net income (loss)	$107.9	$109.5	$109.5	$(40.7)	$(178.3)	$107.9

Net income (loss)	$107.9	$109.5	$109.5	$(40.7)	$(178.3)	$107.9
Total other comprehensive loss, net of tax	(14.3)	(14.3)	(14.3)	(12.1)	40.7	(14.3)
Total comprehensive income (loss)	$93.6	$95.2	$95.2	$(52.8)	$(137.6)	$93.6

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements (Continued)

	Year Ended December 31, 2017
(in millions)	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Billboard	$—	$—	$997.5	$61.5	$—	$1,059.0
Transit and other	—	—	449.4	12.1	—	461.5
Total revenues	—	—	1,446.9	73.6	—	1,520.5
Expenses:
Operating	—	—	784.6	50.6	—	835.2
Selling, general and administrative	1.6	0.9	246.2	13.0	—	261.7
Restructuring charges	—	—	2.5	3.9	—	6.4
Net loss on dispositions	—	—	(14.4)	0.1	—	(14.3)
Depreciation	—	—	77.3	12.4	—	89.7
Amortization	—	—	94.0	6.1	—	100.1
Total expenses	1.6	0.9	1,190.2	86.1	—	1,278.8
Operating income (loss)	(1.6)	(0.9)	256.7	(12.5)	—	241.7
Interest expense, net	—	(113.9)	(2.3)	(0.7)	—	(116.9)
Other income, net	—	—	—	0.3	—	0.3
Income (loss) before benefit (provision) for income taxes and equity in earnings of investee companies	(1.6)	(114.8)	254.4	(12.9)	—	125.1
Benefit (provision) for income taxes	—	—	(11.3)	7.2	—	(4.1)
Equity in earnings of investee companies, net of tax	127.4	242.2	(115.7)	0.8	(249.9)	4.8
Net income (loss)	$125.8	$127.4	$127.4	$(4.9)	$(249.9)	$125.8

Net income (loss)	$125.8	$127.4	$127.4	$(4.9)	$(249.9)	$125.8
Total other comprehensive income, net of tax	10.8	10.8	10.8	10.8	(32.4)	10.8
Total comprehensive income	$136.6	$138.2	$138.2	$5.9	$(282.3)	$136.6

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements (Continued)

	Year Ended December 31, 2016
(in millions)	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Billboard	$—	$—	$1,005.6	$65.4	$—	$1,071.0
Transit and other	—	—	429.6	13.3	—	442.9
Total revenues	—	—	1,435.2	78.7	—	1,513.9
Expenses:
Operating	—	—	764.9	53.2	—	818.1
Selling, general and administrative	1.5	0.2	246.7	16.4	—	264.8
Restructuring charges	—	—	2.5	—	—	2.5
Loss on real estate assets held for sale	—	—	—	1.3	—	1.3
Net gain on dispositions	—	—	(1.7)	(0.2)	—	(1.9)
Depreciation	—	—	94.1	14.8	—	108.9
Amortization	—	—	112.3	3.0	—	115.3
Total expenses	1.5	0.2	1,218.8	88.5	—	1,309.0
Operating income (loss)	(1.5)	(0.2)	216.4	(9.8)	—	204.9
Interest expense, net	—	(113.6)	(0.2)	—	—	(113.8)
Other expense, net	—	—	—	(0.1)	—	(0.1)
Income (loss) before benefit (provision) for income taxes and equity in earnings of investee companies	(1.5)	(113.8)	216.2	(9.9)	—	91.0
Benefit (provision) for income taxes	—	—	(6.4)	1.0	—	(5.4)
Equity in earnings of investee companies, net of tax	92.4	206.2	(117.4)	1.0	(176.9)	5.3
Net income (loss)	$90.9	$92.4	$92.4	$(7.9)	$(176.9)	$90.9

Net income (loss)	$90.9	$92.4	$92.4	$(7.9)	$(176.9)	$90.9
Total other comprehensive income, net of tax	102.4	102.4	102.4	102.6	(307.4)	102.4
Total comprehensive income	$193.3	$194.8	$194.8	$94.7	$(484.3)	$193.3

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements (Continued)

	Year Ended December 31, 2018
(in millions)	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash provided by (used for) operating activities	$(1.6)	$(110.6)	$331.8	$(5.3)	$—	$214.3
Investing activities:
Capital expenditures	—	—	(70.0)	(12.3)	—	(82.3)
Acquisitions	—	—	(7.0)	—	—	(7.0)
MTA franchise rights	—	—	(13.3)	—	—	(13.3)
Proceeds from dispositions	—	—	7.6	0.3	—	7.9
Return of investment in investee companies	—	—	4.3	—	—	4.3
Cash used for investing activities	—	—	(78.4)	(12.0)	—	(90.4)
Financing activities:
Proceeds from long-term debt borrowings	—	104.0	—	—	—	104.0
Repayments of long-term debt borrowings	—	(104.0)	—	—	—	(104.0)
Proceeds from borrowings under short-term debt facilities	—	—	75.0	170.0	—	245.0
Repayments of borrowings under short-term debt facilities	—	—	—	(165.0)	—	(165.0)
Payments of deferred financing costs	—	(0.2)	—	(0.1)	—	(0.3)
Proceeds from shares issued under the ATM Program	15.3	—	—	—	—	15.3
Earnout payment related to prior acquisition	—	—	(0.4)	—	—	(0.4)
Taxes withheld for stock-based compensation	—	—	(8.4)	—	—	(8.4)
Dividends	(201.2)	—	—	(2.7)	—	(203.9)
Intercompany	187.5	112.6	(321.9)	21.8	—	—
Cash provided by (used for) financing activities	1.6	112.4	(255.7)	24.0	—	(117.7)
Effect of exchange rate on cash, cash equivalents and restricted cash	—	—	—	(0.4)	—	(0.4)
Net increase (decrease) in cash, cash equivalents and restricted cash	—	1.8	(2.3)	6.3	—	5.8
Cash, cash equivalents and restricted cash at beginning of period	—	10.2	3.7	34.4	—	48.3
Cash, cash equivalents and restricted cash at end of period	$—	$12.0	$1.4	$40.7	$—	$54.1

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements (Continued)

	Year Ended December 31, 2017
(in millions)	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash provided by (used for) operating activities	$(1.7)	$(108.5)	$329.5	$30.0	$—	$249.3
Investing activities:
Capital expenditures	—	—	(63.6)	(7.2)	—	(70.8)
Acquisitions	—	—	(17.6)	(51.6)	—	(69.2)
MTA franchise rights	—	—	(0.9)	—	—	(0.9)
Proceeds from dispositions	—	—	5.5	0.1	—	5.6
Cash used for investing activities	—	—	(76.6)	(58.7)	—	(135.3)
Financing activities:
Proceeds from long-term debt borrowings	—	8.3	—	—	—	8.3
Proceeds from borrowings under short-term debt facilities	—	90.0	—	160.0	—	250.0
Repayments of borrowings under short-term debt facilities	—	(90.0)	—	(80.0)	—	(170.0)
Payments of deferred financing costs	—	(8.0)	—	(0.5)	—	(8.5)
Proceeds from stock option exercises	1.2	—	—	—	—	1.2
Earnout payment related to prior acquisition	—	—	(2.0)	—	—	(2.0)
Taxes withheld for stock-based compensation	—	—	(8.5)	—	—	(8.5)
Dividends	(200.4)	—	—	(1.4)	—	(201.8)
Intercompany	200.9	107.0	(274.3)	(33.6)	—	—
Other	—	—	(0.2)	—	—	(0.2)
Cash provided by (used for) financing activities	1.7	107.3	(285.0)	44.5	—	(131.5)
Effect of exchange rate on cash, cash equivalents and restricted cash	—	—	—	0.6	—	0.6
Net increase (decrease) in cash, cash equivalents and restricted cash	—	(1.2)	(32.1)	16.4	—	(16.9)
Cash, cash equivalents and restricted cash at beginning of period	—	11.4	35.8	18.0	—	65.2
Cash, cash equivalents and restricted cash at end of period	$—	$10.2	$3.7	$34.4	$—	$48.3

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements (Continued)

	Year Ended December 31, 2016
(in millions)	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash provided by (used for) operating activities	$(1.5)	$(111.3)	$399.1	$0.8	$—	$287.1
Investing activities:
Capital expenditures	—	—	(54.8)	(4.6)	—	(59.4)
Acquisitions	—	—	(67.9)	—	—	(67.9)
Proceeds from dispositions	—	—	2.9	87.7	—	90.6
Cash provided by (used for) investing activities	—	—	(119.8)	83.1	—	(36.7)
Financing activities:
Repayments of long-term debt borrowings	—	(90.0)	—	—	—	(90.0)
Proceeds from borrowings under short-term debt facilities	—	35.0	—	—	—	35.0
Repayments of borrowings under short-term debt facilities	—	(35.0)	—	—	—	(35.0)
Payments of deferred financing costs	—	(0.4)	—	—	—	(0.4)
Taxes withheld for stock-based compensation	—	—	(7.3)	—	—	(7.3)
Dividends	(188.6)	—	—	—	—	(188.6)
Intercompany	190.1	131.5	(244.5)	(77.1)	—	—
Other	—	—	(0.2)	—	—	(0.2)
Cash provided by (used for) financing activities	1.5	41.1	(252.0)	(77.1)	—	(286.5)
Effect of exchange rate on cash, cash equivalents and restricted cash	—	—	—	(0.3)	—	(0.3)
Net increase (decrease) in cash, cash equivalents and restricted cash	—	(70.2)	27.3	6.5	—	(36.4)
Cash, cash equivalents and restricted cash at beginning of period	—	81.6	8.5	11.5	—	101.6
Cash, cash equivalents and restricted cash at end of period	$—	$11.4	$35.8	$18.0	$—	$65.2

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements (Continued)

Note 21. Quarterly Financial Data (Unaudited)

Our revenues and profits experience seasonality due to seasonal advertising patterns and influences on advertising markets. Typically, our revenues and profits are highest in the fourth quarter, during the holiday shopping season, and lowest in the first quarter, as advertisers adjust their spending following the holiday shopping season.

	2018
(in millions)	First Quarter	Second Quarter		Third Quarter	Fourth Quarter	Total Year
Revenues:
U.S. Media	$309.9	$367.2		$379.7	$410.0	$1,466.8
Other	28.0	34.5		34.5	42.4	139.4
Total revenues	$337.9	$401.7		$414.2	$452.4	$1,606.2
Adjusted OIBDA:
U.S. Media	$88.9	$131.2		$136.2	$143.9	$500.2
Other	(0.8)	4.2		4.2	9.7	17.3
Corporate	(6.9)	(10.2)		(11.1)	(9.8)	(38.0)
Total Adjusted OIBDA	81.2	125.2		129.3	143.8	479.5
Restructuring charges	(1.1)	(0.2)		(0.1)	(0.7)	(2.1)
Net gain on dispositions	0.2	2.7		1.3	1.3	5.5
Impairment charge	—	(42.9)	(a)	—	—	(42.9)
Depreciation	(21.1)	(21.3)		(21.0)	(22.5)	(85.9)
Amortization	(22.5)	(25.0)		(25.8)	(25.8)	(99.1)
Stock-based compensation	(5.0)	(5.6)		(4.8)	(4.8)	(20.2)
Total operating income	$31.7	$32.9		$78.9	$91.3	$234.8
Operating income (loss):
U.S. Media	$50.6	$93.8		$96.0	$102.4	$342.8
Other	(7.0)	(45.1)		(1.2)	3.9	(49.4)
Corporate	(11.9)	(15.8)		(15.9)	(15.0)	(58.6)
Total operating income	$31.7	$32.9		$78.9	$91.3	$234.8
Net income (loss)	$9.1	$(5.2)		$46.8	$57.2	$107.9
Net income (loss) per common share:
Basic	$0.06	$(0.04)		$0.33	$0.40	$0.76
Diluted	$0.06	$(0.04)		$0.33	$0.40	$0.75

(a)
As a result of an impairment analysis performed during the second quarter of 2018, we determined that the carrying value of our Canadian reporting unit exceeded its fair value and we recorded an impairment charge of $42.9 million on the Consolidated Statement of Operations. See Note 5. Goodwill and Other Intangible Assets: Goodwill to the Consolidated Financial Statements.

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements (Continued)

	2017
(in millions)	First Quarter	Second Quarter		Third Quarter		Fourth Quarter		Total Year
Revenues:
U.S. Media	$307.1	$367.1		$363.0		$369.3		$1,406.5
Other	23.5	29.1	(a)	29.4	(a)	32.0	(a)	114.0
Total revenues	$330.6	$396.2		$392.4		$401.3		$1,520.5
Adjusted OIBDA:
U.S. Media	$92.4	$128.3		$129.2		$128.2		$478.1
Other	(1.1)	4.0	(a)	1.9	(a)	3.6	(a)	8.4
Corporate	(11.1)	(10.3)		(10.3)		(10.7)		(42.4)
Total Adjusted OIBDA	80.2	122.0		120.8		121.1		444.1
Restructuring charges	(1.8)	(2.9)		(1.6)		(0.1)		(6.4)
Net gain (loss) on dispositions	(0.4)	(0.1)		14.1		0.7		14.3
Depreciation	(22.9)	(23.1)		(22.3)		(21.4)		(89.7)
Amortization	(23.7)	(25.4)		(25.5)		(25.5)		(100.1)
Stock-based compensation	(5.4)	(5.5)		(5.2)		(4.4)		(20.5)
Total operating income	$26.0	$65.0		$80.3		$70.4		$241.7
Operating income (loss):
U.S. Media	$47.5	$83.9		$100.7		$88.5		$320.6
Other	(5.0)	(3.1)	(a)	(4.9)	(a)	(3.0)	(a)	(16.0)
Corporate	(16.5)	(15.8)		(15.5)		(15.1)		(62.9)
Total operating income	$26.0	$65.0		$80.3		$70.4		$241.7
Net income	$2.5	$37.1		$50.7		$35.5		$125.8
Net income per common share:
Basic	$0.02	$0.27		$0.36		$0.25		$0.90
Diluted	$0.02	$0.27		$0.36		$0.25		$0.90

(a)	On June 13, 2017, we completed the Transaction. (See Note 10. Equity and Note 13. Acquisitions and Dispositions: Acquisitions to the Consolidated Financial Statements.)

Basic and diluted EPS are computed independently for each of the periods presented. Accordingly, the sum of the quarterly EPS amounts may not agree to the total for the year.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our management has concluded that our internal control over financial reporting was effective as of December 31, 2018 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The effectiveness of our internal control over financial reporting as of December 31, 2018 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in “Item 8. Financial Statements and Supplementary Data.”

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

All additional information required by this item is incorporated by reference to our Proxy Statement for the 2019 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2018.

Item 11. Executive Compensation.

The information required by this item is incorporated by reference to our Proxy Statement for the 2019 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2018.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated by reference to our Proxy Statement for the 2019 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2018.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated by reference to our Proxy Statement for the 2019 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2018.

Item 14. Principal Accounting Fees and Services.

The information required by this item is incorporated by reference to our Proxy Statement for the 2019 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2018.

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

Page No.
Schedule II - Valuation and Qualifying Accounts for the years ended December 31, 2018, 2017 and 2016.	114
Schedule III - Schedule of Real Estate and Accumulated Depreciation as of December 31, 2018	115

OUTFRONT Media Inc.
Schedule II—Valuation and Qualifying Accounts
(in millions)

Col. A	Col. B	Col. C			Col. D	Col. E
Description	Balance at Beginning of Period	Balance Acquired through Acquisitions	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
Allowance for doubtful accounts:
Year ended December 31, 2018	$11.5	$—	$1.9	$(0.1)	$2.6	$10.7
Year ended December 31, 2017	9.2	—	4.4	0.1	2.2	11.5
Year ended December 31, 2016	8.9	—	3.6	—	3.3	9.2

OUTFRONT Media Inc.
SCHEDULE III – Schedule of Real Estate and
Accumulated Depreciation
as of December 31, 2018
(in millions)

		Initial Cost		Cost Capitalized Subsequent to Acquisition	Gross Carrying Amount at December 31, 2018 (3)
Description (1)	Encumbrances	Land	Structures and Improvements		Land	Structures and Improvements	Total	Accumulated Depreciation	Construction Date	Acquisition Date	Useful Lives
Structures added prior to January 1, 2014
United States - 40,157 displays	—	(2)	(2)	(2)	$82.0	$1,370.3	1,452.3	$(1,066.3)	Various	Various	5 to 20 years
Canada - 5,031 displays	—	(2)	(2)	(2)	2.1	270.0	272.1	(249.6)	Various	Various	5 to 20 years
					$84.1	$1,640.3	$1,724.4	$(1,315.9)
Structures added subsequent to January 1, 2014
United States - 1,968 displays		$13.4	$141.4	$(12.5)	$13.4	$128.9	$142.3	$(5.9)	Various	Various	5 to 20 years
Canada - 225 displays		—	20.2	—	—	20.2	20.2	(1.4)	Various	Various	5 to 20 years
		$13.4	$161.6	$(12.5)	$13.4	$149.1	$162.5	$(7.3)
Total
United States - 42,125 displays					$95.4	$1,499.2	$1,594.6	$(1,072.2)	Various	Various	5 to 20 years
Canada - 5,256 displays					2.1	290.2	292.3	(251.0)	Various	Various	5 to 20 years
					$97.5	$1,789.4	$1,886.9	$(1,323.2)
______________________

(1)	No single asset exceeded 5% of the total gross carrying amount as of December 31, 2018.

(2)	This information is omitted as it would be impracticable to compile on a site-by-site basis.

(3)	Includes sites under construction.

The following table summarizes the activity for the Company’s real estate assets, which consist of advertising displays, and the related accumulated depreciation.

	2018	2017	2016
Gross real estate assets:
Balance at the beginning of the year	$1,845.2	$1,787.3	$1,778.7
New Investments	27.2	22.0	9.1
Redevelopments	29.0	23.4	23.7
Recurring capital expenditures	12.8	13.0	14.5
Purchase price accounting adjustments	—	—	1.0
Land acquisitions	3.5	4.6	0.6
Additions for construction of / improvements to structures	72.5	63.0	48.9
Assets sold or written-off	(2.9)	(28.9)	(49.4)
Foreign exchange	(27.9)	23.8	9.1
Balance at the end of the year	$1,886.9	$1,845.2	$1,787.3
Accumulated depreciation:
Balance at the beginning of the year	$1,280.7	$1,208.5	$1,137.7
Depreciation	69.1	76.2	98.2
Assets sold or written-off	(2.3)	(24.5)	(34.6)
Foreign exchange	(24.3)	20.5	7.2
Balance at the end of the year	$1,323.2	$1,280.7	$1,208.5

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

3.2	Amended and Restated Bylaws of OUTFRONT Media Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-36367), filed on February 26, 2019).

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

10.11
OUTFRONT Media Inc. Amended and Restated Executive Bonus Plan (incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2015, File No. 001-36367).*

10.12	OUTFRONT Media Excess 401(k) Plan (incorporated herein by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-11 (File No. 333-189643), filed on February 18, 2014).*

10.13	Form of Certificate and Terms and Conditions for Performance-Based Restricted Share Units Awards with Time Vesting under the OUTFRONT Media Inc. Amended and Restated Omnibus Stock Incentive Plan.*

10.14	Form of Certificate and Terms and Conditions for Restricted Share Units Awards with Time Vesting granted under the OUTFRONT Media Inc. Amended and Restated Omnibus Stock Incentive Plan.*

10.15
Form of Certificate and Terms and Conditions for Restricted Share Units Awards with Time Vesting for Directors granted under the OUTFRONT Media Inc. Amended and Restated Omnibus Stock Incentive Plan (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-36367), filed on June 11, 2015).*

10.16
Summary of Compensation for Outside Directors, effective June 9, 2015 and July 1, 2017 (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2017, File No. 001-36367).*

10.17
CBS Corporation 2009 Long-Term Incentive Plan (effective February 21, 2008, as amended and restated May 23, 2013) (incorporated herein by reference to Exhibit 10(c) to CBS Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013, File No. 001-09553).*

10.18
Form of Certificate and Terms and Conditions for Converted Stock Options (incorporated herein by reference to Exhibit 10(c)(ii) to CBS Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, File No. 001-09553).*

10.19
Employment Agreement with Jodi Senese, dated as of June 6, 2016 (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2016, File No. 001-36367).*

10.20
OUTFRONT Media Inc. Executive Change in Control Severance Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-36367), filed on December 14, 2015).*

10.21
Form of Participation Agreement under the OUTFRONT Media Inc. Executive Change in Control Severance Plan (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-36367), filed on December 14, 2015).*

10.22
Employment Agreement with Donald R. Shassian, dated as of December 28, 2016 (incorporated herein by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, File No. 001-36367).*

10.23
Employment Agreement with Richard Sauer, dated as of February 24, 2017 (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2017, File No. 001-36367).*

10.24
Employment Agreement with Nancy Tostanoski, dated as of May 5, 2017 (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2017, File No. 001-36367).*

10.25
Employment Agreement with Andrew R. Sriubas, dated as of July 28, 2017 (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2017, File No. 001-36367).*

10.26
Employment Agreement with Jeremy J. Male, dated as of September 18, 2017 (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2017, File No. 001-36367).*

10.27
Employment Agreement with Clive Punter, dated as of December 8, 2017 (incorporated herein by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, File No. 001-36367).*

10.28	Release with Donald R. Shassian, dated as of May 24, 2018 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-36367), filed on May 24, 2018).*

10.29
Employment agreement with Matthew Siegel, dated as of May 24, 2018 (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-36367), filed on May 24, 2018).*

10.30
Amendment No. 1 to Purchase and Sale Agreement, dated as of September 6, 2018, between Outfront Media LLC and Outfront Media Receivables LLC (including the Form of Subordinated Note) (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-36367), filed on September 7, 2018).

10.31
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

10.32
Master Framework Agreement, dated as of September 6, 2018, between Outfront Media LLC and MUFG Bank, Ltd. (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-36367), filed on September 7, 2018).

10.33
Master Repurchase Agreement, dated as of September 6, 2018, between Outfront Media LLC and MUFG Bank, Ltd. (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 001-36367), filed on September 7, 2018).

10.34
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
Date: February 27, 2019

POWER OF ATTORNEY

Each person whose signature appears below constitutes and appoints Matthew Siegel, Richard H. Sauer and Louis J. Capocasale, and each of them, as his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitutes, may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jeremy J. Male	Chairman and Chief Executive Officer	February 27, 2019
Jeremy J. Male	(Principal Executive Officer)

/s/ Matthew Siegel	Executive Vice President and Chief Financial Officer	February 27, 2019
Matthew Siegel	(Principal Financial Officer)

/s/ George Wood	Senior Vice President and Controller	February 27, 2019
George Wood	(Principal Accounting Officer)

/s/ Nicolas Brien	Director	February 27, 2019
Nicolas Brien

/s/ Angela Courtin	Director	February 27, 2019
Angela Courtin

/s/ Manuel A. Diaz	Director	February 27, 2019
Manuel A. Diaz

/s/ Peter Mathes	Director	February 27, 2019
Peter Mathes

/s/ Susan M. Tolson	Director	February 27, 2019
Susan M. Tolson

/s/ Joseph H. Wender	Director	February 27, 2019
Joseph H. Wender