Form 10-Q
period 2019-03-31
OUTFRONT Media Inc.
filed 2019-05-08
CIK 1579877

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐ Yes    ☒ No
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value	OUT	New York Stock Exchange

As of May 7, 2019, the number of shares outstanding of the registrant’s common stock was 141,634,725.

OUTFRONT MEDIA INC.
QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2019

PART 1

Item 1.    Financial Statements.

OUTFRONT Media Inc.
Consolidated Statements of Financial Position
(Unaudited)

	As of
(in millions)	March 31, 2019	December 31, 2018
Assets:
Current assets:
Cash and cash equivalents	$52.7	$52.7
Restricted cash	1.4	1.4
Receivables, less allowance ($10.7 in 2019 and $10.7 in 2018)	229.1	264.9
Prepaid lease and transit franchise costs	13.4	69.3
Prepaid MTA equipment deployment costs (Note 18)	31.1	18.9
Other prepaid expenses	15.3	13.9
Other current assets	8.7	8.4
Total current assets	351.7	429.5
Property and equipment, net (Note 5)	654.7	652.9
Goodwill	2,080.7	2,079.7
Intangible assets (Note 6)	532.0	537.2
Operating lease assets (Note 4)	1,327.8	—
Prepaid MTA equipment deployment costs (Note 18)	71.1	60.6
Other assets	59.0	68.8
Total assets	$5,077.0	$3,828.7

Liabilities:
Current liabilities:
Accounts payable	$53.3	$56.5
Accrued compensation	24.4	47.1
Accrued interest	26.0	19.1
Accrued lease and transit franchise costs	40.7	44.2
Other accrued expenses	32.9	31.2
Deferred revenues	37.3	29.8
Short-term debt (Note 9)	155.0	160.0
Short-term operating lease liabilities (Note 4)	153.8	—
Other current liabilities	15.1	14.7
Total current liabilities	538.5	402.6
Long-term debt, net (Note 9)	2,185.7	2,149.6
Deferred income tax liabilities, net	17.5	17.0
Asset retirement obligation (Note 7)	34.4	34.2
Operating lease liabilities (Note 4)	1,166.5	—
Other liabilities	42.5	80.0
Total liabilities	3,985.1	2,683.4

Commitments and contingencies (Note 18)

Stockholders’ equity (Note 10):
Common stock (2019 - 450.0 shares authorized, and 141.6 shares issued
and outstanding; 2018 - 450.0 shares authorized, and 140.2 issued and outstanding)	1.4	1.4
Additional paid-in capital	2,012.0	1,995.0
Distribution in excess of earnings	(941.9)	(871.6)
Accumulated other comprehensive loss	(20.2)	(22.0)
Total stockholders’ equity	1,051.3	1,102.8
Non-controlling interests	40.6	42.5
Total equity	1,091.9	1,145.3
Total liabilities and equity	$5,077.0	$3,828.7
See accompanying notes to unaudited consolidated financial statements.

OUTFRONT Media Inc.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended
	March 31,
(in millions, except per share amounts)	2019	2018
Revenues:
Billboard	$251.0	$239.3
Transit and other	120.7	98.6
Total revenues	371.7	337.9
Expenses:
Operating	216.9	197.1
Selling, general and administrative	73.3	64.6
Restructuring charges	0.3	1.1
Net gain on dispositions	(1.5)	(0.2)
Depreciation	21.1	21.1
Amortization	24.7	22.5
Total expenses	334.8	306.2
Operating income	36.9	31.7
Interest expense, net	(32.7)	(30.0)
Other income (expense), net	0.1	(0.1)
Income before benefit for income taxes and equity in earnings of investee companies	4.3	1.6
Benefit for income taxes	1.0	6.7
Equity in earnings of investee companies, net of tax	0.8	0.8
Net income	$6.1	$9.1

Net income per common share:
Basic	$0.04	$0.06
Diluted	$0.04	$0.06

Weighted average shares outstanding:
Basic	140.7	138.8
Diluted	141.1	139.1
See accompanying notes to unaudited consolidated financial statements.

OUTFRONT Media Inc.
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended
	March 31,
(in millions)	2019	2018
Net income	$6.1	$9.1
Other comprehensive income (loss), net of tax:
Cumulative translation adjustments	2.6	(5.4)
Net actuarial gain	—	0.3
Change in fair value of interest rate swap agreements	(0.8)	—
Total other comprehensive income (loss), net of tax	1.8	(5.1)
Total comprehensive income	$7.9	$4.0
See accompanying notes to unaudited consolidated financial statements.

OUTFRONT Media Inc.
Consolidated Statements of Equity
(Unaudited)

(in millions, except per share amounts)	Shares of Common Stock	Common Stock ($0.01 per share par value)	Additional Paid-In Capital	Distribution in Excess of Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Non-Controlling Interests	Total Equity
Balance as of December 31, 2017	138.6	$1.4	$1,963.0	$(775.6)	$(7.7)	$1,181.1	$45.5	$1,226.6
Net income	—	—	—	9.1	—	9.1	—	9.1
Other comprehensive loss	—	—	—	—	(5.1)	(5.1)	—	(5.1)
Stock-based payments:
Vested	0.9	—	—	—	—	—	—	—
Amortization	—	—	5.0	—	—	5.0	—	5.0
Shares paid for tax withholding for stock-based payments	(0.3)	—	(7.4)	—	—	(7.4)	—	(7.4)
Dividends ($0.36 per share)	—	—	—	(50.9)	—	(50.9)	—	(50.9)
Other	—	—	—	—	—	—	0.1	0.1
Balance as of March 31, 2018	139.2	$1.4	$1,960.6	$(817.4)	$(12.8)	$1,131.8	$45.6	$1,177.4

Balance as of December 31, 2018	140.2	$1.4	$1,995.0	$(871.6)	$(22.0)	$1,102.8	$42.5	$1,145.3
Cumulative effect of a new accounting standard (Note 2)	—	—	—	(24.8)	—	(24.8)	—	(24.8)
Net income	—	—	—	6.1	—	6.1	—	6.1
Other comprehensive income	—	—	—	—	1.8	1.8	—	1.8
Stock-based payments:
Vested	0.9	—	—	—	—	—	—	—
Amortization	—	—	5.3	—	—	5.3	—	5.3
Shares paid for tax withholding for stock-based payments	(0.4)	—	(7.7)	—	—	(7.7)	—	(7.7)
Class A equity interest redemptions	0.1	—	2.8	—	—	2.8	(2.8)	—
Shares issued under the ATM Program	0.8	—	16.5	—	—	16.5	—	16.5
Dividends ($0.36 per share)	—	—	—	(51.6)	—	(51.6)	—	(51.6)
Other	—	—	0.1	—	—	0.1	0.9	1.0
Balance as of March 31, 2019	141.6	$1.4	$2,012.0	$(941.9)	$(20.2)	$1,051.3	$40.6	$1,091.9
See accompanying notes to unaudited consolidated financial statements.

OUTFRONT Media Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31,
(in millions)	2019	2018
Operating activities:
Net income	$6.1	$9.1
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation and amortization	45.8	43.6
Deferred tax benefit	(0.1)	(2.3)
Stock-based compensation	5.3	5.0
Provision for doubtful accounts	1.0	(0.8)
Accretion expense	0.6	0.6
Net gain on dispositions	(1.5)	(0.2)
Equity in earnings of investee companies, net of tax	(0.8)	(0.8)
Distributions from investee companies	0.7	0.2
Amortization of deferred financing costs and debt discount and premium	1.4	1.4
Cash paid for direct lease acquisition costs	(14.0)	(12.5)
Change in assets and liabilities, net of investing and financing activities:
Decrease in receivables	35.1	42.8
Increase in prepaid MTA equipment deployment costs	(22.7)	(7.2)
Increase in prepaid expenses and other current assets	(3.2)	(7.4)
Decrease in accounts payable and accrued expenses	(24.3)	(18.9)
Increase in deferred revenues	7.5	13.6
Decrease in income taxes	(1.7)	(4.5)
Other, net	6.2	0.4
Net cash flow provided by operating activities	41.4	62.1

Investing activities:
Capital expenditures	(18.1)	(16.8)
Acquisitions	(7.5)	(4.1)
MTA franchise rights	(5.4)	(1.4)
Net proceeds from dispositions	2.2	0.2
Return of investment in investee companies	0.1	—
Net cash flow used for investing activities	(28.7)	(22.1)

Financing activities:
Proceeds from long-term debt borrowings	35.0	10.0
Proceeds from borrowings under short-term debt facilities	15.0	57.0
Repayments of borrowings under short-term debt facilities	(20.0)	(45.0)
Proceeds from shares issued under the ATM Program	16.6	—
Taxes withheld for stock-based compensation	(7.6)	(6.5)
Dividends	(51.8)	(51.1)
Net cash flow used for financing activities	(12.8)	(35.6)

OUTFRONT Media Inc.
Consolidated Statements of Cash Flows (Continued)
(Unaudited)

	Three Months Ended
	March 31,
(in millions)	2019	2018
Effect of exchange rate changes on cash, cash equivalents and restricted cash	0.1	(0.2)
Net increase in cash, cash equivalents and restricted cash	—	4.2
Cash, cash equivalents and restricted cash at beginning of period	54.1	48.3
Cash, cash equivalents and restricted cash at end of period	$54.1	$52.5

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$0.8	$0.2
Cash paid for interest	24.5	20.8

Non-cash investing and financing activities:
Accrued purchases of property and equipment	$9.4	$11.0
Accrued MTA franchise rights	1.8	—
Taxes withheld for stock-based compensation	0.1	1.0
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

Basis of Presentation and Use of Estimates

The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules of the Securities and Exchange Commission (the “SEC”). In the opinion of our management, the accompanying unaudited consolidated financial statements reflect all adjustments, consisting of normal and recurring adjustments, necessary for a fair statement of our financial position, results of operations and cash flows for the periods presented. Certain reclassifications of prior year’s data have been made to conform to the current period’s presentation. These financial statements should be read in conjunction with the more detailed financial statements and notes thereto, included in our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on February 27, 2019.

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

Note 2. New Accounting Standards

Adoption of New Accounting Standards

Leases

In the first quarter of 2019, we adopted the Financial Accounting Standards Board’s (the “FASB’s”) guidance addressing the recognition, measurement, presentation and disclosure of leases for both lessees and lessors using the transition method to adopt the new lease standard. The transition method allows entities to apply the new lease standard at the adoption date rather than adjusting each period presented at the date of adoption. The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification determines whether lease expense is recognized based on an effective interest method or on a straight line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases regardless of their classification.

We elected the package of practical expedients permitted under the transition guidance within the new standard, which allowed us to carry forward our historical lease classification. We also elected the practical expedient related to land easements, which allowed us to carry forward our accounting treatment for land easements on existing leases. In addition we elected the hindsight practical expedient which resulted in increasing the length of our lease term for existing leases with cancellation provisions.

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)

At adoption, we had approximately 23,600 lease agreements as lessee, all of which were classified as operating leases. On January 1, 2019, the adoption of this standard resulted in the recognition of an operating lease liability of $1.2 billion and a right-of-use operating lease asset of the same amount. Existing prepaid and accrued lease costs were reclassified to the right-of-use operating lease asset, resulting in a net asset of $1.3 billion on the Consolidated Statement of Financial Position. As a result of the adoption of this standard, we also recorded a cumulative-effect adjustment of $24.8 million to beginning Distribution in excess of earnings on the Consolidated Statement of Equity for lease costs which would have been recognized in prior periods as a result of the change in the lease term.

Under the new guidance, lessors account for leases using an approach that is substantially equivalent to previous guidance for sales-type leases, direct financing leases and operating leases. Our billboard lease revenues will continue to be recognized on a straight-line basis over their respective lease terms. Adoption of this guidance did not have a material effect on our consolidated financial statements.

Note 3. Restricted Cash

In the third quarter of 2018, we entered into an escrow agreement in connection with one of our transit franchise contracts, which requires us to deposit funds into an escrow account to fund capital expenditures over the term of the transit franchise contract. As of March 31, 2019, we have $1.4 million of restricted cash deposited in the escrow account.

	As of
(in millions)	March 31, 2019	March 31, 2018	December 31, 2018
Cash and cash equivalents	$52.7	$52.5	$52.7
Restricted cash	1.4	—	1.4
Cash, cash equivalents and restricted cash	$54.1	$52.5	$54.1

Note 4. Leases

Effective January 1, 2019, we adopted the FASB’s guidance addressing the recognition, measurement, presentation and disclosure of leases for both lessees and lessors using the transition method to adopt the new lease standard. See Note 2. New Accounting Standards: Adoption of New Accounting Standards.

Lessee

We generally lease the underlying sites upon which the physical billboard structures on which we display advertising copy for our customers are located. We also have leases for office and warehouse spaces. All leases are recorded on the Consolidated Statement of Financial Position and we recognize lease expense on a straight-line basis over the lease term. We do not separate lease and non-lease components from contracts.

Many of our leases include one or more options to renew, with renewal terms that can extend the lease term for varying lengths of time. These renewal provisions typically require consent of both parties. Many of our leases also contain termination provisions at our option, based on a variety of factors, including termination due to changing economic conditions of the related billboard location.

Certain of our lease agreements include rental payments based on a percentage of revenue over contractual levels and others include rental payments adjusted periodically for inflation. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.

When available, we use the rate implicit in the lease to discount lease payments to present value; however, most of our leases do not provide a readily determinable implicit rate. Therefore, we must estimate our incremental borrowing rate to discount the lease payments based on information available at lease commencement.

We rent or sublease certain real estate to third parties.

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)

As of March 31, 2019, we have operating lease assets of $1.3 billion, short-term operating lease liabilities of $153.8 million and non-current operating lease liabilities of $1.2 billion.

For the three months ended March 31, 2019, we recorded operating lease costs of $94.4 million in Operating expenses and $2.1 million in Selling, general and administrative expenses. These costs include $19.5 million of variable operating lease costs. For the three months ended March 31, 2019, sublease income was immaterial.

As of March 31, 2019, minimum rental payments under operating leases are as follows:

(in millions)	Operating Leases
2019	$167.9
2020	231.2
2021	214.8
2022	197.4
2023	175.5
2024 and thereafter	854.9
Total operating lease payments	1,841.7
Less: Interest	521.4
Present value of lease liabilities	$1,320.3

As of December 31, 2018, minimum rental payments under non-cancellable operating leases with original terms in excess of one year are as follows:

(in millions)	Non-Cancellable Operating Leases
2019	$154.8
2020	151.8
2021	139.1
2022	126.2
2023	109.8
2024 and thereafter	574.6
Total minimum payments	$1,256.3

As of March 31, 2019, the weighted-average remaining lease term was 10.0 years and the weighted-average discount rate was 6.3%.

For the three months ended March 31, 2019, cash paid for operating leases was $94.2 million and leased assets obtained in exchange for new operating lease liabilities was $147.6 million.

Lessor

Our agreements with customers to advertise on our billboards are considered operating leases. Substantially all of our advertising structures (see Note 5. Property and Equipment) are utilized in the sale of advertising to customers, for which the contracts are accounted for as rental income. Billboard display revenues are recognized as rental income on a straight-line basis over the customer lease term. We exclude from rental income all taxes assessed by a governmental authority that we collect from customers. These operating leases are short-term in duration, typically a term of 4 weeks to one year. Our leases do not include any variable lease provisions or options to extend the lease. Certain contracts may include provisions for the early termination of the lease after an agreed upon notice period. We account for non-lease installation services and the lease associated with providing advertising space on our billboards as a combined component under the lease standard.

For the three months ended March 31, 2019, we recorded rental income of $242.0 million in Revenues on our Consolidated Statement of Operations.

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)

As of March 31, 2019, rental payments to be received under non-cancellable operating leases are as follows:

(in millions)	Rental Income
2019	$386.3
2020	39.4
2021	9.7
2022	2.6
2023	1.6
2024 and thereafter	0.9
Total minimum payments	$440.5

Note 5. Property and Equipment

The table below presents the balances of major classes of assets and accumulated depreciation.

		As of
(in millions)	Estimated Useful Lives	March 31, 2019	December 31, 2018
Land		$97.2	$97.5
Buildings	20 to 40 years	49.4	48.7
Advertising structures	5 to 20 years	1,806.1	1,789.4
Furniture, equipment and other	3 to 10 years	136.8	134.3
Construction in progress		24.6	19.3
		2,114.1	2,089.2
Less: accumulated depreciation		1,459.4	1,436.3
Property and equipment, net		$654.7	$652.9

Depreciation expense was $21.1 million in each of the three months ended March 31, 2019 and 2018.

Note 6. Intangible Assets

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

Our identifiable intangible assets consist of the following:

(in millions)	Gross	Accumulated Amortization	Net
As of March 31, 2019:
Permits and leasehold agreements	$1,110.2	$(706.8)	$403.4
Franchise agreements	477.0	(360.4)	116.6
Other intangible assets	47.0	(35.0)	12.0
Total intangible assets	$1,634.2	$(1,102.2)	$532.0

As of December 31, 2018:
Permits and leasehold agreements	$1,107.4	$(697.6)	$409.8
Franchise agreements	470.7	(357.1)	113.6
Other intangible assets	46.9	(33.1)	13.8
Total intangible assets	$1,625.0	$(1,087.8)	$537.2

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)

All of our intangible assets, except goodwill, are subject to amortization. Amortization expense was $24.7 million in the three months ended March 31, 2019, and $22.5 million in the three months ended March 31, 2018, which includes the amortization of direct lease acquisition costs of $10.3 million in the three months ended March 31, 2019, and $8.7 million in the three months ended March 31, 2018. Direct lease acquisition costs are amortized on a straight-line basis over the related customer lease term, which generally ranges from four weeks to one year.

Note 7. Asset Retirement Obligation

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

(in millions)
As of December 31, 2018	$34.2
Accretion expense	0.6
Additions	0.1
Liabilities settled	(0.6)
Foreign currency translation adjustments	0.1
As of March 31, 2019	$34.4

Note 8. Related Party Transactions

We have a 50% ownership interest in two joint ventures that operate transit shelters in the greater Los Angeles area and Vancouver, and four joint ventures which currently operate a total of 11 billboard displays in New York and Boston. All of these joint ventures are accounted for as equity investments. These investments totaled $15.5 million as of March 31, 2019, and $16.1 million as of December 31, 2018, and are included in Other assets on the Consolidated Statements of Financial Position. We provided sales and management services to these joint ventures and recorded management fees in Revenues on the Consolidated Statement of Operations of $1.7 million in the three months ended March 31, 2019 and $1.6 million in the three months ended March 31, 2018.

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)

Note 9. Debt

Debt, net, consists of the following:

	As of
(in millions, except percentages)	March 31, 2019	December 31, 2018
Short-term debt:
AR Facility	$80.0	$85.0
Repurchase Facility	75.0	75.0
Total short-term debt	155.0	160.0

Long-term debt:
Revolving credit facility	35.0	—
Term loan, due 2024	668.2	668.1

Senior unsecured notes:
5.250% senior unsecured notes, due 2022	549.7	549.7
5.625% senior unsecured notes, due 2024	502.1	502.2
5.875% senior unsecured notes, due 2025	450.0	450.0
Total senior unsecured notes	1,501.8	1,501.9

Debt issuance costs	(19.3)	(20.4)
Total long-term debt, net	2,185.7	2,149.6

Total debt, net	$2,340.7	$2,309.6

Weighted average cost of debt	5.1%	5.1%

Term Loan

The interest rate on the term loan due in 2024 (the “Term Loan”) was 4.5% per annum as of March 31, 2019. As of March 31, 2019, a discount of $1.8 million on the Term Loan remains unamortized. The discount is being amortized through Interest expense, net, on the Consolidated Statement of Operations.

Revolving Credit Facility

We also have a $430.0 million revolving credit facility, which matures in 2022 (the “Revolving Credit Facility,” together with the Term Loan, the “Senior Credit Facilities”).

As of March 31, 2019, there were $35.0 million of outstanding borrowings under the Revolving Credit Facility, at a borrowing rate of approximately 4.5%.

The commitment fee based on the amount of unused commitments under the Revolving Credit Facility was $0.4 million in the three months ended March 31, 2019, and $0.3 million in the three months ended March 31, 2018. As of March 31, 2019, we had issued letters of credit totaling approximately $66.1 million against the letter of credit facility sublimit under the Revolving Credit Facility.

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)

Standalone Letter of Credit Facilities

As of March 31, 2019, we had issued letters of credit totaling approximately $143.0 million under our aggregate $150.0 million standalone letter of credit facilities. The total fees under the letter of credit facilities were immaterial in each of the three months ended March 31, 2019 and 2018.

Accounts Receivable Securitization Facilities

We have a $100.0 million revolving accounts receivable securitization facility (the “AR Facility”) which terminates in June 2021, unless extended, and a 364-day uncommitted $75.0 million structured repurchase facility (the “Repurchase Facility” and together with the AR Facility, the “AR Securitization Facilities”).

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

As of March 31, 2019, there were $80.0 million of outstanding borrowings under the AR Facility, at a borrowing rate of approximately 3.5%, and $75.0 million of outstanding borrowings under the Repurchase Facility, at a borrowing rate of approximately 3.7%. As of March 31, 2019, borrowing capacity remaining under the AR Facility was approximately $20.0 million based on approximately $192.4 million of accounts receivable used as collateral for the AR Securitization Facilities, and there was no borrowing capacity remaining under the Repurchase Facility, in accordance with the agreements governing the AR Securitization Facilities. The commitment fee based on the amount of unused commitments under the AR Facility was immaterial for each of the three months ended March 31, 2019 and 2018.

Senior Unsecured Notes

As of March 31, 2019, a discount of $0.3 million on $150.0 million aggregate principal amount of the 5.250% Senior Unsecured Notes due 2022, remains unamortized. The discount is being amortized through Interest expense, net, on the Consolidated Statement of Operations.

As of March 31, 2019, a premium of $2.1 million on $100.0 million aggregate principal amount of the 5.625% Senior Unsecured Notes due 2024, remains unamortized. The premium is being amortized through Interest expense, net, on the Consolidated Statement of Operations.

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

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)

maintain our REIT status, subject to certain conditions, and (ii) enter into agreements restricting certain subsidiaries’ ability to pay dividends or make other intercompany or third-party transfers.

The terms of the Credit Agreement (and under certain circumstances, the agreements governing the AR Securitization Facilities) require that we maintain a Consolidated Net Secured Leverage Ratio, which is the ratio of (i) our consolidated secured debt (less up to $150.0 million of unrestricted cash) to (ii) our Consolidated EBITDA (as defined in the Credit Agreement) for the trailing four consecutive quarters, of no greater than 4.0 to 1.0. As of March 31, 2019, our Consolidated Net Secured Leverage Ratio was 1.5 to 1.0 in accordance with the Credit Agreement. The Credit Agreement also requires that, in connection with the incurrence of certain indebtedness, we satisfy a Consolidated Total Leverage Ratio, which is the ratio of our consolidated total debt to our Consolidated EBITDA for the trailing four consecutive quarters, of no greater than 6.0 to 1.0. As of March 31, 2019, our Consolidated Total Leverage Ratio was 4.6 to 1.0 in accordance with the Credit Agreement. As of March 31, 2019, we are in compliance with our debt covenants.

Deferred Financing Costs

As of March 31, 2019, we had deferred $22.8 million in fees and expenses associated with the Term Loan, Revolving Credit Facility, AR Securitization Facilities and our senior unsecured notes. We are amortizing the deferred fees through Interest expense, net, on our Consolidated Statement of Operations over the respective terms of the Term Loan, Revolving Credit Facility, AR Securitization Facilities and our senior unsecured notes.

Interest Rate Swap Agreements

We have several interest rate cash flow swap agreements to effectively convert a portion of our LIBOR-based variable rate debt to a fixed rate. The fair value of these swap positions was a net liability of approximately $3.2 million as of March 31, 2019, and $2.4 million as of December 31, 2018, and is included in Other liabilities on our Consolidated Statement of Financial Position.

As of March 31, 2019, under the terms of the agreements, we will pay interest based on an aggregate notional amount of $150.0 million, under a weighted-average fixed interest rate of 3.0%, with a receive rate of one-month LIBOR and maturing on December 29, 2021. The one-month LIBOR rate was approximately 2.5% as of March 31, 2019.

Fair Value

Under the fair value hierarchy, observable inputs such as unadjusted quoted prices in active markets for identical assets or liabilities are defined as Level 1; observable inputs other than quoted prices included within Level 1 that are either directly or indirectly observable for the asset or liability are defined as Level 2; and unobservable inputs for the asset or liability are defined as Level 3. The aggregate fair value of our debt, which is estimated based on quoted market prices of similar liabilities, was approximately $2.4 billion as of March 31, 2019, and $2.3 billion as of December 31, 2018. The fair value of our debt as of both March 31, 2019, and December 31, 2018, is classified as Level 2. The aggregate fair value loss associated with our interest rate cash flow swap agreements was approximately $3.2 million as of March 31, 2019, and $2.4 million as of December 31, 2018. The aggregate fair value of our interest rate cash flow swap agreements as of both March 31, 2019 and December 31, 2018, is classified as Level 2.

Note 10. Equity

As of March 31, 2019, 450,000,000 shares of our common stock, par value $0.01 per share, were authorized; 141,634,024 shares were issued and outstanding; and 50,000,000 shares of our preferred stock, par value $0.01 per share, were authorized with no shares issued and outstanding.

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)

In June 2017, certain subsidiaries of OUTFRONT Media Inc. acquired the equity interests of certain subsidiaries of All Vision LLC (“All Vision”), which hold substantially all of All Vision’s outdoor advertising assets in Canada, and effectuated an amalgamation of All Vision’s Canadian business with our Canadian business (the “Transaction”). In connection with the Transaction, the Company issued 1,953,407 shares of Class A equity interests of a subsidiary of the Company that controls its Canadian business (“Outfront Canada”). The Class A equity interests are entitled to receive priority cash distributions from Outfront Canada at the same time and in the same per share amount as the dividends paid on shares of the Company’s common stock. The Class A equity interests may be redeemed by the holders in exchange for shares of the Company’s common stock on a one-for-one basis (subject to anti-dilution adjustments) or, at the Company’s option, cash equal to the then fair market value of the shares of the Company’s common stock. In connection with the Transaction, the Company has agreed to limitations on its ability to sell or otherwise dispose of the assets acquired from All Vision for a period of five years, unless it pays holders of the Class A equity interests in Outfront Canada an amount intended to approximate their resulting tax liability.

During the three months ended March 31, 2019, we made distributions of $0.6 million to holders of the Class A equity interests, which are recorded in Dividends on our Consolidated Statements of Equity and Consolidated Statements of Cash Flows. As of March 31, 2019, 330,151 Class A equity interests have been redeemed for shares of the Company’s common stock.

In the three months ended March 31, 2019, we issued 5,512 shares of our common stock under the OUTFRONT Media Inc. Amended and Restated Omnibus Stock Incentive Plan, valued at $0.1 million, to a consultant for services rendered.

We have a sales agreement in connection with an “at-the-market” equity offering program (the “ATM Program”), under which we may, from time to time, issue and sell shares of our common stock up to an aggregate offering price of $300.0 million. We have no obligation to sell any of our common stock under the sales agreement and may at any time suspend solicitations and offers under the sales agreement. During the three months ended March 31, 2019, 750,000 shares of our common stock were sold under the ATM Program for gross proceeds of $17.0 million with commissions of $0.3 million, for total net proceeds of $16.7 million. As of March 31, 2019, we had approximately $267.5 million of capacity remaining under the ATM Program.

On April 26, 2019, we announced that our board of directors approved a quarterly cash dividend of $0.36 per share on our common stock, payable on June 28, 2019, to stockholders of record at the close of business on June 7, 2019.

Note 11. Revenues

The following table summarizes revenues by source:

	Three Months Ended
	March 31,
(in millions)	2019	2018
Billboard:
Static displays	$194.3	$189.5
Digital displays	47.0	41.9
Other	9.7	7.9
Billboard revenues	251.0	239.3
Transit:
Static displays	79.0	67.8
Digital displays	16.6	10.7
Other	8.8	7.3
Total transit revenues	104.4	85.8
Sports marketing and other	16.3	12.8
Transit and other revenues	120.7	98.6
Total revenues	$371.7	$337.9

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)

Rental income was $242.0 million in the three months ended March 31, 2019, and $231.9 million in the three months ended March 31, 2018, and is recorded in Billboard revenues on the Consolidated Statement of Operations.

The following table summarizes revenues by geography:

	Three Months Ended
	March 31,
(in millions)	2019	2018
United States:
Billboard	$236.2	$226.3
Transit and other	102.2	83.6
Sports marketing and other	16.3	12.8
Total United States revenues	354.7	322.7
Canada	17.0	15.2
Total revenues	$371.7	$337.9

We recognized substantially all of the Deferred revenues on the Consolidated Statement of Financial Position as of December 31, 2018, during the three months ended March 31, 2019.

Note 12. Restructuring Charges

For the three months ended March 31, 2019, we recorded restructuring charges of $0.3 million associated with the elimination of a corporate management position. For the three months ended March 31, 2018, we recorded restructuring charges of $1.1 million, of which $0.6 million was recorded in Other for severance charges primarily associated with the reorganization of our Sports Marketing operating segment and $0.5 million was recorded in our U.S. Media segment for severance charges associated with the reorganization of various departments. As of March 31, 2019, $1.2 million in restructuring reserves remain outstanding and is included in Other current liabilities on the Consolidated Statement of Financial Position.

Note 13. Acquisitions

We completed several asset acquisitions for a total purchase price of approximately $2.5 million in the three months ended March 31, 2019, and $4.1 million in the three months ended March 31, 2018.

In the first quarter of 2019, we entered into an agreement to acquire four digital billboard displays in Atlanta, Georgia, for an aggregate purchase price of $24.0 million. In connection with the execution of the agreement, we paid a deposit of $5.0 million to an escrow agent, which is included in Other assets on our Consolidated Statement of Financial Position. The transaction is expected to close in 2019, subject to customary closing conditions.

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

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)

Note 14. Stock-Based Compensation

The following table summarizes our stock-based compensation expense for the three months ended March 31, 2019 and 2018.

	Three Months Ended
	March 31,
(in millions)	2019	2018
Stock-based compensation expenses (restricted share units (“RSUs”) and performance-based RSUs (“PRSUs”)), before income taxes	$5.3	$5.0
Tax benefit	(0.3)	(0.3)
Stock-based compensation expense, net of tax	$5.0	$4.7

As of March 31, 2019, total unrecognized compensation cost related to non-vested RSUs and PRSUs was $39.8 million, which is expected to be recognized over a weighted average period of 2.4 years.

RSUs and PRSUs

The following table summarizes activity for the three months ended March 31, 2019, of RSUs and PRSUs issued to our employees.

	Activity	Weighted Average Per Share Grant Date Fair Market Value
Non-vested as of December 31, 2018	1,723,980	$22.39
Granted:
RSUs	797,745	21.41
PRSUs	376,418	21.41
Vested:
RSUs	(542,935)	22.14
PRSUs	(246,542)	21.99
Forfeitures:
RSUs	(18,215)	22.45
PRSUs	(5,250)	22.17
Non-vested as of March 31, 2019	2,085,201	21.95

Stock Options

The following table summarizes activity for the three months ended March 31, 2019, of stock options issued to our employees.

	Activity	Weighted Average Exercise Price
Outstanding as of December 31, 2018	141,847	$23.08
Exercised	(15,319)	10.78
Outstanding as of March 31, 2019	126,528	24.57

Exercisable as of March 31, 2019	126,528	24.57

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)

Note 15. Retirement Benefits

The following table presents the components of net periodic pension cost and amounts recognized in other comprehensive income (loss) for our pension plans:

	Three Months Ended
	March 31,
(in millions)	2019	2018
Components of net periodic pension cost:
Service cost	$0.5	$0.4
Interest cost	0.5	0.5
Expected return on plan assets	(0.7)	(0.6)
Amortization of net actuarial losses(a)	0.2	0.1
Net periodic pension cost	$0.5	$0.4

(a)	Reflects amounts reclassified from accumulated other comprehensive income to net income.

In the three months ended March 31, 2019, we contributed $0.1 million to our pension plans. In 2019, we expect to contribute approximately $1.6 million to our pension plans.

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

Tax years 2015 to present are open for examination by the tax authorities. We are currently under examination by the Internal Revenue Service for the 2016 tax year and by New York State for the 2014 tax year.

Our effective income tax rate represents a combined annual effective tax rate for federal, state, local and foreign taxes applied to interim operating results.

In the three months ended March 31, 2019 and 2018, our effective tax rate differed from the U.S. federal statutory income tax rate primarily due to our REIT status, including the dividends paid deduction, the impact of state and local taxes, and the effect of foreign operations.

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)

Note 17. Earnings Per Share (“EPS”)

	Three Months Ended
	March 31,
(in millions)	2019	2018
Net income available for common stockholders, diluted	$6.1	$9.1
Less: Distributions to holders of Class A equity interests of a subsidiary	0.6	0.7
Net income available for common stockholders, basic	$5.5	$8.4

Weighted average shares for basic EPS	140.7	138.8
Dilutive potential shares from grants of RSUs, PRSUs and stock options(a)	0.4	0.3
Weighted average shares for diluted EPS	141.1	139.1

(a)
The potential impact of an aggregate 0.1 million granted RSUs, PRSUs and stock options in the three months ended March 31, 2019, and 0.8 million in the three months ended March 31, 2018, were antidilutive.

(b)
The potential impact of 1.7 million shares of Class A equity interests of Outfront Canada in the three months ended March 31, 2019, and 2.0 million in the three months ended March 31, 2018, was antidilutive. (See Note 10. Equity to the Consolidated Financial Statements.)

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)

Note 18. Commitments and Contingencies

Off-Balance Sheet Arrangements

Our off-balance sheet commitments primarily consist of guaranteed minimum annual payments. These arrangements result from our normal course of business and represent obligations that are payable over several years.

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

Under the New York Metropolitan Transportation Authority (“the “MTA”) agreement, we are obligated to deploy, over a number of years, (i) 8,565 digital advertising screens on subway and train platforms and entrances, (ii) 37,716 smaller-format digital advertising screens on rolling stock, and (iii) 7,829 MTA communications displays. In addition, we are obligated to pay to the MTA the greater of a percentage of revenues or a guaranteed minimum annual payment. Incremental revenues that exceed an annual base revenue amount will be retained by us for the cost of deploying advertising and communications displays throughout the transit system. As presented in the table below, MTA equipment deployment costs are being recorded as Prepaid MTA equipment deployment costs and Intangible assets on our Consolidated Statement of Financial Position, and as these costs are recouped from incremental revenues that the MTA would otherwise be entitled to receive, Prepaid MTA equipment deployment costs will be reduced. If incremental revenues generated over the term of the agreement are not sufficient to cover all or a portion of the equipment deployment costs, the costs will not be recouped, which could have an adverse effect on our business, financial condition and results of operation. As of March 31, 2019, 1,964 digital displays had been installed, of which 735 installations occurred in the three months ended March 31, 2019. For the full year of 2019, we expect our MTA equipment deployment costs to be approximately $175.0 million.

(in millions)	Beginning Balance	Deployment Costs Incurred	Recoupment	Amortization	Ending Balance
Three months ended March 31, 2019:
Prepaid MTA equipment deployment costs	$79.5	$27.1	$(4.4)	$—	$102.2
Intangible assets (franchise agreements)	14.8	5.8	—	(0.5)	20.1
Total	$94.3	$32.9	$(4.4)	$(0.5)	$122.3

Year ended December 31, 2018:
Prepaid MTA equipment deployment costs	$4.7	$76.5	$(1.7)	$—	$79.5
Intangible assets (franchise agreements)	0.9	14.7	—	(0.8)	14.8
Total	$5.6	$91.2	$(1.7)	$(0.8)	$94.3

Letters of Credit

We have indemnification obligations with respect to letters of credit and surety bonds primarily used as security against non-performance in the normal course of business. As of March 31, 2019, the outstanding letters of credit were approximately $209.1 million and outstanding surety bonds were approximately $26.6 million, and were not recorded on the Consolidated Statements of Financial Position.

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

The following tables set forth our financial performance by segment.

	Three Months Ended
	March 31,
(in millions)	2019	2018
Revenues:
U.S. Media	$338.4	$309.9
Other	33.3	28.0
Total revenues	$371.7	$337.9

We present Operating income before Depreciation, Amortization, Net gain (loss) on dispositions, Stock-based compensation and Restructuring charges (“Adjusted OIBDA”) as the primary measure of profit and loss for our operating segments.

	Three Months Ended
	March 31,
(in millions)	2019	2018
Net income	$6.1	$9.1
Benefit for income taxes	(1.0)	(6.7)
Equity in earnings of investee companies, net of tax	(0.8)	(0.8)
Interest expense, net	32.7	30.0
Other (income) expense, net	(0.1)	0.1
Operating income	36.9	31.7
Restructuring charges	0.3	1.1
Net gain on dispositions	(1.5)	(0.2)
Depreciation and amortization	45.8	43.6
Stock-based compensation	5.3	5.0
Total Adjusted OIBDA	$86.8	$81.2

Adjusted OIBDA:
U.S. Media	$94.6	$88.9
Other	1.2	(0.8)
Corporate	(9.0)	(6.9)
Total Adjusted OIBDA	$86.8	$81.2

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)

	Three Months Ended
	March 31,
(in millions)	2019	2018
Operating income (loss):
U.S. Media	$55.5	$50.6
Other	(4.0)	(7.0)
Corporate	(14.6)	(11.9)
Total operating income	$36.9	$31.7

Net gain on dispositions:
U.S. Media	$(1.5)	$(0.2)
Total gain on dispositions	$(1.5)	$(0.2)

Depreciation and amortization:
U.S. Media	$40.6	$38.0
Other	5.2	5.6
Total depreciation and amortization	$45.8	$43.6

Capital expenditures:
U.S. Media	$17.3	$14.4
Other	0.8	2.4
Total capital expenditures	$18.1	$16.8

	As of
(in millions)	March 31, 2019	December 31, 2018
Assets:
U.S. Media	$4,775.2	$3,610.0
Other	282.6	202.5
Corporate	19.2	16.2
Total assets	$5,077.0	$3,828.7

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)

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

	As of March 31, 2019
(in millions)	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Current assets:
Cash and cash equivalents	$—	$11.4	$—	$41.3	$—	$52.7
Receivables, less allowance	—	—	46.3	205.4	(22.6)	229.1
Other current assets	—	1.3	137.0	105.8	(174.2)	69.9
Total current assets	—	12.7	183.3	352.5	(196.8)	351.7
Property and equipment, net	—	—	606.0	48.7	—	654.7
Goodwill	—	—	2,059.9	20.8	—	2,080.7
Intangible assets	—	—	473.7	58.3	—	532.0
Operating lease assets	—	—	1,233.2	94.6	—	1,327.8
Investment in subsidiaries	1,051.3	3,250.6	268.2	—	(4,570.1)	—
Prepaid MTA equipment deployment costs	—	—	71.1	—	—	71.1
Other assets	—	2.0	53.7	3.3	—	59.0
Intercompany	—	—	81.0	97.9	(178.9)	—
Total assets	$1,051.3	$3,265.3	$5,030.1	$676.1	$(4,945.8)	$5,077.0

Total current liabilities	$—	$25.1	$527.2	$183.0	$(196.8)	$538.5
Long-term debt, net	—	2,185.7	—	—	—	2,185.7
Deferred income tax liabilities, net	—	—	—	17.5	—	17.5
Operating lease liability	—	—	1,087.0	79.5	—	1,166.5
Asset retirement obligation	—	—	30.1	4.3	—	34.4
Deficit in excess of investment of subsidiaries	—	—	2,199.3	—	(2,199.3)	—
Other liabilities	—	3.2	37.3	2.0	—	42.5
Intercompany	—	—	97.9	81.0	(178.9)	—
Total liabilities	—	2,214.0	3,978.8	367.3	(2,575.0)	3,985.1
Total stockholders’ equity	1,051.3	1,051.3	1,051.3	268.2	(2,370.8)	1,051.3
Non-controlling interests	—	—	—	40.6	—	40.6
Total equity	1,051.3	1,051.3	1,051.3	308.8	(2,370.8)	1,091.9
Total liabilities and equity	$1,051.3	$3,265.3	$5,030.1	$676.1	$(4,945.8)	$5,077.0

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)

	As of December 31, 2018
(in millions)	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Current assets:
Cash and cash equivalents	$—	$12.0	$—	$40.7	$—	$52.7
Receivables, less allowance	—	—	52.7	232.1	(19.9)	264.9
Other current assets	—	1.0	176.3	81.5	(146.9)	111.9
Total current assets	—	13.0	229.0	354.3	(166.8)	429.5
Property and equipment, net	—	—	604.3	48.6	—	652.9
Goodwill	—	—	2,059.9	19.8	—	2,079.7
Intangible assets	—	—	478.4	58.8	—	537.2
Investment in subsidiaries	1,102.8	3,257.5	261.9	—	(4,622.2)	—
Prepaid MTA equipment deployment costs	—	—	60.6	—	—	60.6
Other assets	—	2.3	63.4	3.1	—	68.8
Intercompany	—	—	81.0	100.7	(181.7)	—
Total assets	$1,102.8	$3,272.8	$3,838.5	$585.3	$(4,970.7)	$3,828.7

Total current liabilities	$—	$18.0	$375.5	$175.9	$(166.8)	$402.6
Long-term debt, net	—	2,149.6	—	—	—	2,149.6
Deferred income tax liabilities, net	—	—	—	17.0	—	17.0
Asset retirement obligation	—	—	29.9	4.3	—	34.2
Deficit in excess of investment of subsidiaries	—	—	2,154.7	—	(2,154.7)	—
Other liabilities	—	2.4	74.9	2.7	—	80.0
Intercompany	—	—	100.7	81.0	(181.7)	—
Total liabilities	—	2,170.0	2,735.7	280.9	(2,503.2)	2,683.4
Total stockholders’ equity	1,102.8	1,102.8	1,102.8	261.9	(2,467.5)	1,102.8
Non-controlling interests	—	—	—	42.5	—	42.5
Total equity	1,102.8	1,102.8	1,102.8	304.4	(2,467.5)	1,145.3
Total liabilities and equity	$1,102.8	$3,272.8	$3,838.5	$585.3	$(4,970.7)	$3,828.7

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)

	Three Months Ended March 31, 2019
(in millions)	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Billboard	$—	$—	$236.0	$15.0	$—	$251.0
Transit and other	—	—	118.4	2.3	—	120.7
Total revenues	—	—	354.4	17.3	—	371.7
Expenses:
Operating	—	—	204.9	12.0	—	216.9
Selling, general and administrative	0.4	0.1	69.9	2.9	—	73.3
Restructuring charges	—	—	0.3	—	—	0.3
Net gain on dispositions	—	—	(1.5)	—	—	(1.5)
Depreciation	—	—	18.4	2.7	—	21.1
Amortization	—	—	22.6	2.1	—	24.7
Total expenses	0.4	0.1	314.6	19.7	—	334.8
Operating income (loss)	(0.4)	(0.1)	39.8	(2.4)	—	36.9
Interest expense, net	—	(30.3)	(1.0)	(1.4)	—	(32.7)
Other income, net	—	—	—	0.1	—	0.1
Income (loss) before benefit (provision) for income taxes and equity in earnings of investee companies	(0.4)	(30.4)	38.8	(3.7)	—	4.3
Benefit (provision) for income taxes	—	—	(0.2)	1.2	—	1.0
Equity in earnings of investee companies, net of tax	6.5	36.9	(32.1)	0.2	(10.7)	0.8
Net income (loss)	$6.1	$6.5	$6.5	$(2.3)	$(10.7)	$6.1

Net income (loss)	$6.1	$6.5	$6.5	$(2.3)	$(10.7)	$6.1
Total other comprehensive income, net of tax	1.8	1.8	1.8	2.6	(6.2)	1.8
Total comprehensive income	$7.9	$8.3	$8.3	$0.3	$(16.9)	$7.9

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)

	Three Months Ended March 31, 2018
(in millions)	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Billboard	$—	$—	$226.2	$13.1	$—	$239.3
Transit and other	—	—	96.4	2.2	—	98.6
Total revenues	—	—	322.6	15.3	—	337.9
Expenses:
Operating	—	—	184.2	12.9	—	197.1
Selling, general and administrative	0.4	0.1	62.9	1.2	—	64.6
Restructuring charges	—	—	1.1	—	—	1.1
Net gain on dispositions	—	—	(0.2)	—	—	(0.2)
Depreciation	—	—	17.7	3.4	—	21.1
Amortization	—	—	20.7	1.8	—	22.5
Total expenses	0.4	0.1	286.4	19.3	—	306.2
Operating income (loss)	(0.4)	(0.1)	36.2	(4.0)	—	31.7
Interest expense, net	—	(28.6)	(0.9)	(0.5)	—	(30.0)
Other expense, net	—	—	—	(0.1)	—	(0.1)
Income (loss) before benefit for income taxes and equity in earnings of investee companies	(0.4)	(28.7)	35.3	(4.6)	—	1.6
Benefit for income taxes	—	—	1.3	5.4	—	6.7
Equity in earnings of investee companies, net of tax	9.5	38.2	(27.1)	0.1	(19.9)	0.8
Net income	$9.1	$9.5	$9.5	$0.9	$(19.9)	$9.1

Net income	$9.1	$9.5	$9.5	$0.9	$(19.9)	$9.1
Total other comprehensive loss, net of tax	(5.1)	(5.1)	(5.1)	(5.1)	15.3	(5.1)
Total comprehensive income (loss)	$4.0	$4.4	$4.4	$(4.2)	$(4.6)	$4.0

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)

	Three Months Ended March 31, 2019
(in millions)	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash flow provided by (used for) operating activities	$(0.4)	$(21.8)	$62.4	$1.2	$—	$41.4
Investing activities:
Capital expenditures	—	—	(15.5)	(2.6)	—	(18.1)
Acquisitions	—	—	(7.5)	—	—	(7.5)
MTA franchise rights	—	—	(5.4)	—	—	(5.4)
Net proceeds from dispositions	—	—	2.2	—	—	2.2
Return of investment in investee companies	—	—	0.1	—	—	0.1
Net cash flow used for investing activities	—	—	(26.1)	(2.6)	—	(28.7)
Financing activities:
Proceeds from long-term debt borrowings	—	35.0	—	—	—	35.0
Proceeds from borrowings under short-term debt facilities	—	—	—	15.0	—	15.0
Repayments of borrowings under short-term debt facilities	—	—	—	(20.0)	—	(20.0)
Proceeds from shares issued under the ATM Program	16.6	—	—	—	—	16.6
Taxes withheld for stock-based compensation	—	—	(7.6)	—	—	(7.6)
Dividends	(51.2)	—	—	(0.6)	—	(51.8)
Intercompany	35.0	(13.8)	(28.7)	7.5	—	—
Net cash flow provided by (used for) financing activities	0.4	21.2	(36.3)	1.9	—	(12.8)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	—	—	0.1	—	0.1
Net increase (decrease) in cash, cash equivalents and restricted cash	—	(0.6)	—	0.6	—	—
Cash, cash equivalents and restricted cash at beginning of period	—	12.0	1.4	40.7	—	54.1
Cash, cash equivalents and restricted cash at end of period	$—	$11.4	$1.4	$41.3	$—	$54.1

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)

	Three Months Ended March 31, 2018
(in millions)	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash flow provided by (used for) operating activities	$(0.4)	$(19.5)	$81.8	$0.2	$—	$62.1
Investing activities:
Capital expenditures	—	—	(14.5)	(2.3)	—	(16.8)
Acquisitions	—	—	(4.1)	—	—	(4.1)
MTA franchise rights	—	—	(1.4)	—	—	(1.4)
Net proceeds from dispositions	—	—	0.2	—	—	0.2
Net cash flow used for investing activities	—	—	(19.8)	(2.3)	—	(22.1)
Financing activities:
Proceeds from long-term debt borrowings	—	10.0	—	—	—	10.0
Proceeds from borrowings under short-term debt facilities	—	—	—	57.0	—	57.0
Repayments of borrowings under short-term debt facilities	—	—	—	(45.0)	—	(45.0)
Taxes withheld for stock-based compensation	—	—	(6.5)	—	—	(6.5)
Dividends	(50.4)	—	—	(0.7)	—	(51.1)
Intercompany	50.8	17.8	(57.2)	(11.4)	—	—
Net cash flow provided by (used for) financing activities	0.4	27.8	(63.7)	(0.1)	—	(35.6)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	—	—	(0.2)	—	(0.2)
Net increase (decrease) in cash, cash equivalents and restricted cash	—	8.3	(1.7)	(2.4)	—	4.2
Cash, cash equivalents and restricted cash at beginning of period	—	10.2	3.7	34.4	—	48.3
Cash, cash equivalents and restricted cash at end of period	$—	$18.5	$2.0	$32.0	$—	$52.5

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with our historical consolidated financial statements and the notes thereto appearing in our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the Securities and Exchange Commission (the “SEC”) on February 27, 2019, and the unaudited consolidated financial statements and the notes thereto included in this Quarterly Report on Form 10-Q. This MD&A contains forward-looking statements that involve numerous risks and uncertainties. The forward-looking statements are subject to a number of important factors, including, but not limited to, those factors discussed in the sections entitled “Risk Factors” in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on February 27, 2019, and the section entitled “Cautionary Statement Regarding Forward-Looking Statements” in this Quarterly Report on Form 10-Q, that could cause our actual results to differ materially from the results described herein or implied by such forward-looking statements. Except as otherwise indicated or unless the context otherwise requires, all references in this Quarterly Report on Form 10-Q to (i) “OUTFRONT Media,” “the Company,” “we,” “our,” “us” and “our company” mean OUTFRONT Media Inc., a Maryland corporation, and unless the context requires otherwise, its consolidated subsidiaries, and (ii) the “25 largest markets in the U.S.,” “140 markets in the U.S. and Canada” and “Nielsen Designated Market Areas” are based, in whole or in part, on Nielsen Media Research’s Designated Market Area rankings as of January 1, 2019.

Overview

OUTFRONT Media is a real estate investment trust (“REIT”), which provides advertising space (“displays”) on out-of-home advertising structures and sites in the United States (the “U.S.”) and Canada. We manage our operations through three operating segments—(1) U.S. Billboard and Transit, which is included in our U.S. Media reportable segment, (2) International and (3) Sports Marketing. International and Sports Marketing do not meet the criteria to be a reportable segment and accordingly, are both included in Other (see Note 19. Segment Information to the Consolidated Financial Statements).

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

In addition to providing location-based displays, we also focus on delivering audiences to our customers. Using Geopath, the out-of-home advertising industry’s audience measurement system, we provide advertisers with the size and demographic composition of the audience that is exposed to individual displays or a complete campaign. As part of our ON Smart Media platform, we are developing hardware and software solutions for enhanced demographic and location targeting, and engaging ways to connect with consumers on-the-go. Additionally, our OUTFRONT Mobile Network allows our customers to further leverage location targeting with interactive mobile advertising that uses geofence technology and other data to push mobile ads to consumers within a pre-defined radius around a corresponding billboard display or other designated advertising location. Further, our social influencer add-on product allows our customers to leverage location targeting with social sharing amplification.

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

U.S. Media. Our U.S. Media segment generated 23% of its revenues in the New York City metropolitan area in the three months ended March 31, 2019 and 22% in the three months ended March 31, 2018, and generated 16% in the Los Angeles metropolitan area in each of the three months ended March 31, 2019 and 2018. In the three months ended March 31, 2019, our U.S. Media segment generated $338.4 million of Revenues and $94.6 million of Operating income before Depreciation, Amortization, Net (gain) loss on dispositions, Stock-based compensation and Restructuring charges (“Adjusted OIBDA”). In the three months ended March 31, 2018, our U.S. Media segment generated $309.9 million of Revenues and $88.9 million of Adjusted OIBDA. (See the “Segment Results of Operations” section of this MD&A.)

Other (includes International and Sports Marketing). In the three months ended March 31, 2019, Other generated $33.3 million of Revenues and $1.2 million of Adjusted OIBDA. In the three months ended March 31, 2018, Other generated $28.0 million of Revenues and an Adjusted OIBDA loss of $0.8 million.

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

We have built or converted 23 new digital billboard displays in the United States and one in Canada during the three months ended March 31, 2019. Additionally, in the three months ended March 31, 2019, we entered into marketing arrangements to sell advertising on 16 third-party digital billboard displays in the U.S. and five third-party digital billboard displays in Canada. In the three months ended March 31, 2019, we have built, converted or replaced 746 digital transit and other displays in the United States. The following table sets forth information regarding our digital displays.

	Digital Revenues (in millions) for the Three Months Ended March 31, 2019(a)			Number of Digital Displays as of March 31, 2019(a)
Location	Digital Billboard	Digital Transit and Other	Total Digital Revenues	Digital Billboard Displays	Digital Transit and Other Displays	Total Digital Displays
United States	$41.8	$16.5	$58.3	992	3,600	4,592
Canada	5.2	0.1	5.3	188	52	240
Total	$47.0	$16.6	$63.6	1,180	3,652	4,832

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

We have a diversified base of customers across various industries. During the three months ended March 31, 2019, our largest categories of advertisers were professional services, television and retail, which represented approximately 9%, 8% and 8% of our total U.S. Media segment revenues, respectively. During the three months ended March 31, 2018, our largest categories of advertisers were retail, television and healthcare/pharmaceuticals, each of which represented approximately 8% of our total U.S. Media segment revenues.

Our large-scale portfolio allows our customers to reach a national audience and also provides the flexibility to tailor campaigns to specific regions or markets. In the three months ended March 31, 2019, we generated approximately 40% of our U.S. Media segment revenues from national advertising campaigns compared to approximately 42% in the same prior-year period.

Our transit businesses requires us to periodically obtain and renew contracts with municipalities and other governmental entities. When these contracts expire, we generally must participate in highly competitive bidding processes in order to obtain or renew contracts.

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

	Three Months Ended March 31,		%
(in millions, except percentages)	2019	2018	Change
Revenues	$371.7	$337.9	10%
Organic revenues(a)(b)	371.7	337.2	10
Operating income	36.9	31.7	16
Adjusted OIBDA(b)	86.8	81.2	7
Adjusted OIBDA(b) margin	23%	24%
Funds from operations (“FFO”)(b)	42.1	45.3	(7)
Adjusted FFO (“AFFO”)(b)	39.2	38.1	3
Net income	6.1	9.1	(33)

(a)
Organic revenues exclude the impact of foreign currency exchange rates (“non-organic revenues”). We provide organic revenues to understand the underlying growth rate of revenue excluding the impact of non-organic revenue items. Our management believes organic revenues are useful to users of our financial data because it enables them to better understand the level of growth of our business period to period. Since organic revenues are not calculated in accordance with GAAP, it should not be considered in isolation of, or as a substitute for, revenues as an indicator of operating performance. Organic revenues, as we calculate it, may not be comparable to similarly titled measures employed by other companies.

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

FFO and AFFO

We calculate FFO in accordance with the definition established by the National Association of Real Estate Investment Trusts (“NAREIT”). FFO reflects net income (loss) adjusted to exclude gains and losses from the sale of real estate assets, depreciation and amortization of real estate assets, amortization of direct lease acquisition costs and the same adjustments for our equity-based investments, as well as the related income tax effect of adjustments, as applicable. We calculate AFFO as FFO adjusted to include cash paid for direct lease acquisition costs as such costs are generally amortized over a period ranging from four weeks to one year and therefore are incurred on a regular basis. AFFO also includes cash paid for maintenance capital expenditures since these are routine uses of cash that are necessary for our operations. In addition, AFFO excludes restructuring charges, as well as certain non-cash items, including non-real estate depreciation and amortization, stock-based compensation expense, accretion expense, the non-cash effect of straight-line rent and amortization of deferred financing costs, and the non-cash portion of income taxes, as well as the related income tax effect of adjustments, as applicable. We use FFO and AFFO measures for managing our business and for planning and forecasting future periods, and each is an important indicator of our operational strength and business performance, especially compared to other REITs. Our management believes users of our financial data are best served if the information that is made available to them allows them to align their analysis and evaluation of our operating results along the same lines that our management uses in managing, planning and executing our business strategy. Our management also believes that the presentations of FFO and AFFO, as supplemental measures, are useful in evaluating our business because adjusting results to reflect items that have more bearing on the operating performance of REITs highlight trends in our business that may not otherwise be apparent when relying solely on GAAP financial measures. It is management’s opinion that these supplemental measures provide users of our financial data with an important perspective on our operating per formance and also make it easier to compare our results to other companies in our industry, as well as to REITs.

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

Reconciliation of Non-GAAP Financial Measures

The following table reconciles Operating income to Adjusted OIBDA, and Net income to FFO and AFFO.

	Three Months Ended
	March 31,
(in millions, except per share amounts)	2019	2018
Total revenues	$371.7	$337.9

Operating income	$36.9	$31.7
Restructuring charges	0.3	1.1
Net gain on dispositions	(1.5)	(0.2)
Depreciation	21.1	21.1
Amortization	24.7	22.5
Stock-based compensation	5.3	5.0
Adjusted OIBDA	$86.8	$81.2
Adjusted OIBDA margin	23%	24%

Net income	$6.1	$9.1
Depreciation of billboard advertising structures	16.3	17.0
Amortization of real estate-related intangible assets	10.9	10.6
Amortization of direct lease acquisition costs	10.3	8.7
Net gain on disposition of real estate assets	(1.5)	(0.2)
Adjustment related to equity-based investments	—	0.1
FFO	$42.1	$45.3

FFO	$42.1	$45.3
Non-cash portion of income taxes	(1.8)	(6.9)
Cash paid for direct lease acquisition costs	(14.0)	(12.5)
Maintenance capital expenditures	(4.1)	(3.1)
Restructuring charges	0.3	1.1
Other depreciation	4.8	4.1
Other amortization	3.5	3.2
Stock-based compensation	5.3	5.0
Non-cash effect of straight-line rent	1.1	0.1
Accretion expense	0.6	0.6
Amortization of deferred financing costs	1.4	1.4
Income tax effect of adjustments(a)	—	(0.2)
AFFO	$39.2	$38.1

(a)	Income tax effect related to Restructuring charges.

FFO in the three months ended March 31, 2019, of $42.1 million decreased $3.2 million, or 7%, compared to the same prior-year period, primarily due to lower net income. AFFO in the three months ended March 31, 2019, of $39.2 million increased $1.1 million, or 3%, compared to the same prior-year period, due to higher operating income, partially offset by higher interest expense, higher cash paid for direct lease acquisition costs and higher maintenance capital expenditures.

Analysis of Results of Operations

Revenues

We derive Revenues primarily from providing advertising space to customers on our advertising structures and sites. Our contracts with customers generally cover periods ranging from four weeks to one year. Revenues from billboard displays are recognized as rental income on a straight-line basis over the contract term. Transit and other revenues are recognized over the contract period. (See Note 11. Revenues to the Consolidated Financial Statements.)

	Three Months Ended March 31,		%
(in millions, except percentages)	2019	2018	Change
Revenues:
Billboard	$251.0	$239.3	5%
Transit and other	120.7	$98.6	22
Total revenues	$371.7	$337.9	10

Organic revenues(a):
Billboard	$251.0	$238.7	5
Transit and other	120.7	98.5	23
Total organic revenues(a)	371.7	337.2	10
Non-organic revenues:
Billboard	—	0.6	*
Transit and other	—	0.1	*
Total non-organic revenues	—	0.7	*
Total revenues	$371.7	$337.9	10

•	Calculation is not meaningful.

(a)	Organic revenues exclude the impact of foreign currency exchange rates (“non-organic revenues”).

Total revenues increased by $33.8 million, or 10%, and organic revenues increased $34.5 million, or 10%, in the three months ended March 31, 2019, compared to the same prior-year period.

In the three months ended March 31, 2018, non-organic revenues reflect the impact of foreign currency exchange rates.

Total billboard revenues increased $11.7 million, or 5%, in the three months ended March 31, 2019, compared to the same prior-year period, principally driven by an increase in average revenue per display (yield) and the conversion of traditional static billboard displays to digital billboard displays.

Organic billboard revenues in the three months ended March 31, 2019, increased $12.3 million, or 5%, compared to the same prior-year period, due to an increase in average revenue per display (yield) and the conversion of traditional static billboard displays to digital billboard displays.

Total transit and other revenues increased $22.1 million, or 22%, in the three months ended March 31, 2019, compared to the same prior-year period, driven by an increase in average revenue per display (yield), growth in digital displays, an increase in third-party digital equipment sales and the net effect of won and lost franchises in the period (primarily the San Francisco Bay Area Rapid Transit (“BART”) transit franchise).

The increase in organic transit and other revenues in the three months ended March 31, 2019, compared to the same prior-year period, is due to an increase in average revenue per display (yield), growth in digital displays, an increase in third-party digital equipment sales and the net effect of won and lost franchises in the period (primarily the BART transit franchise).

Expenses

	Three Months Ended March 31,		%
(in millions, except percentages)	2019	2018	Change
Expenses:
Operating	$216.9	$197.1	10%
Selling, general and administrative	73.3	64.6	13
Restructuring charges	0.3	1.1	(73)
Net gain on dispositions	(1.5)	(0.2)	*
Depreciation	21.1	21.1	—
Amortization	24.7	22.5	10
Total expenses	$334.8	$306.2	9

*	Calculation is not meaningful.

Operating Expenses

	Three Months Ended March 31,		%
(in millions, except percentages)	2019	2018	Change
Operating expenses:
Billboard property lease	$96.0	$93.5	3%
Transit franchise	58.1	47.3	23
Posting, maintenance and other	62.8	56.3	12
Total operating expenses	$216.9	$197.1	10

Billboard property lease expenses represented 38% of billboard revenues in the three months ended March 31, 2019, and 39% in the same prior-year period.

Transit franchise expenses represented 61% of transit display revenues in the three months ended March 31, 2019 and 60% in the same prior-year period. The increase in transit franchise expenses in the three months ended March 31, 2019, compared to the same prior-year period, was primarily due to increased costs related to the New York Metropolitan Transportation Authority (“MTA”) agreement as a result of increased transit revenues and increased costs related to the new BART transit franchise agreement.

Billboard property lease and transit franchise expenses increased by $13.3 million in the three months ended March 31, 2019, compared to the same prior-year period.

Posting, maintenance and other expenses increased $6.5 million, or 12%, in the three months ended March 31, 2019, compared to the same prior-year period, primarily due to higher costs related to third-party equipment sales, higher expenses related to our Sports Marketing operating segment and higher posting and rotation costs.

Selling, General and Administrative Expenses (“SG&A”)

SG&A expenses represented 20% of Revenues in the three months ended March 31, 2019, and 19% in the three months ended March 31, 2018. SG&A expenses increased $8.7 million, or 13%, in the three months ended March 31, 2019, compared to the same prior-year period, primarily due to higher compensation and other employee-related costs, higher bad debt expense and higher consulting and other professional fees.

Net Gain on Dispositions

Net gain on dispositions was $1.5 million for the three months ended March 31, 2019, compared to $0.2 million for the same prior-year period. The gain for the three months ended March 31, 2019, primarily related to the sale of an office location.

Depreciation

Depreciation was flat in the three months ended March 31, 2019, compared to the same prior-year period.

Amortization

Amortization increased $2.2 million, or 10%, in the three months ended March 31, 2019, compared to the same prior-year period, principally driven by higher direct lease acquisition costs and higher amortization of intangible assets. Amortization of direct lease acquisition costs was $10.3 million in the three months ended March 31, 2019 and $8.7 million in the three months ended March 31, 2018. Capitalized direct lease acquisition costs were $10.3 million in the three months ended March 31, 2019 and $8.7 million in the three months ended March 31, 2018.

Interest Expense, Net

Interest expense, net, was $32.7 million (including $1.4 million of deferred financing costs) in the three months ended March 31, 2019, and $30.0 million (including $1.4 million of deferred financing costs) in the same prior-year period. The increase in Interest expense, net, was primarily due to higher interest rates and a higher outstanding average debt balance.

Benefit for Income Taxes

Benefit for income taxes was $1.0 million in the three months ended March 31, 2019, a decrease of $5.7 million compared to the same prior-year period, due primarily to improved performance in Canada.

Net Income

Net income was $6.1 million in the three months ended March 31, 2019, a decrease of $3.0 million compared to the same prior-year period, due primarily to a lower benefit for income taxes and higher interest expense, partially offset by higher operating income.

Segment Results of Operations

We present Adjusted OIBDA as the primary measure of profit and loss for our reportable segments. (See the “Key Performance Indicators” section of this MD&A and Note 19. Segment Information to the Consolidated Financial Statements.)

We manage our operations through three operating segments—(1) U.S. Billboard and Transit, which is included in our U.S. Media reportable segment, (2) International and (3) Sports Marketing. International and Sports Marketing do not meet the criteria to be a reportable segment and accordingly, are both included in Other. Our segment reporting therefore includes U.S. Media and Other.

The following table presents our Revenues, Adjusted OIBDA and Operating income (loss) by segment in the three months ended March 31, 2019 and 2018.

	Three Months Ended
	March 31,
(in millions)	2019	2018
Revenues:
U.S. Media	$338.4	$309.9
Other	33.3	28.0
Total revenues	371.7	337.9

Operating income	$36.9	$31.7
Restructuring charges	0.3	1.1
Net gain on dispositions	(1.5)	(0.2)
Depreciation	21.1	21.1
Amortization	24.7	22.5
Stock-based compensation	5.3	5.0
Total Adjusted OIBDA	$86.8	$81.2

Adjusted OIBDA:
U.S. Media	$94.6	$88.9
Other	1.2	(0.8)
Corporate	(9.0)	(6.9)
Total Adjusted OIBDA	$86.8	$81.2

Operating income (loss):
U.S. Media	$55.5	$50.6
Other	(4.0)	(7.0)
Corporate	(14.6)	(11.9)
Total operating income	$36.9	$31.7

U.S. Media

	Three Months Ended March 31,		%
(in millions, except percentages)	2019	2018	Change
Revenues:
Billboard	$236.2	$226.3	4%
Transit and other	102.2	83.6	22
Total revenues	338.4	309.9	9
Operating expenses	(193.4)	(175.5)	10
SG&A expenses	(50.4)	(45.5)	11
Adjusted OIBDA	$94.6	$88.9	6
Adjusted OIBDA margin	28%	29%

Operating income	$55.5	$50.6	10
Restructuring charges	—	0.5	*
Net gain on dispositions	(1.5)	(0.2)	*
Depreciation and amortization	40.6	38.0	7
Adjusted OIBDA	$94.6	$88.9	6

*	Calculation is not meaningful.

Total U.S. Media segment revenues increased $28.5 million, or 9%, in the three months ended March 31, 2019, compared to the same prior-year period.

Total U.S. Media segment revenue increased 9% in the three months ended March 31, 2019, reflecting an increase in average revenue per display (yield), the conversion of traditional static billboard displays to digital billboard displays and growth in transit digital displays. In the three months ended March 31, 2019, we generated approximately 40% of our U.S. Media segment revenues from national advertising campaigns compared to approximately 42% in the same prior-year period.

Revenues from U.S. Media segment billboards increased $9.9 million, or 4%, in the three months ended March 31, 2019, compared to the same prior-year period, reflecting an increase in average revenue per display (yield) and the conversion of traditional static billboard displays to digital billboard displays.

Transit and other revenues in the U.S. Media segment increased $18.6 million, or 22%, in the three months ended March 31, 2019, compared to the same prior-year period, reflecting an increase in average revenue per display (yield), growth in digital displays and the net effect of won and lost franchises in the period (primarily the BART transit franchise).

U.S. Media segment operating expenses increased $17.9 million, or 10%, in the three months ended March 31, 2019, compared to the same prior-year period, primarily due to increased costs related to the MTA agreement as a result of increased transit revenues and increased costs related to the new BART transit franchise agreement, and an increase in billboard lease costs. U.S. Media segment SG&A expenses increased $4.9 million, or 11%, in the three months ended March 31, 2019, compared to the same prior-year period, primarily due to higher compensation and other employee-related costs and higher professional fees.

U.S. Media segment Adjusted OIBDA increased $5.7 million, or 6%, in the three months ended March 31, 2019, compared to the same prior-year period. Adjusted OIBDA margin was 28% in the three months ended March 31, 2019, and 29% in the three months ended March 31, 2018.

Other

	Three Months Ended March 31,		%
(in millions, except percentages)	2019	2018	Change
Revenues:
Billboard	$14.8	$13.0	14%
Transit and other	18.5	15.0	23
Total revenues	$33.3	$28.0	19

Organic revenues(a):
Billboard	$14.8	$12.4	19
Transit and other	18.5	14.9	24
Total organic revenues(a)	33.3	27.3	22
Non-organic revenues:
Billboard	—	0.6	*
Transit and other	—	0.1	*
Total non-organic revenues	—	0.7	*
Total revenues	33.3	28.0	19
Operating expenses	(23.5)	(21.6)	9
SG&A expenses	(8.6)	(7.2)	19
Adjusted OIBDA	$1.2	$(0.8)	*
Adjusted OIBDA margin	4%	(3)%

Operating loss	$(4.0)	$(7.0)	(43)
Restructuring charges	—	0.6	*
Depreciation and amortization	5.2	5.6	(7)
Adjusted OIBDA	$1.2	$(0.8)	*

*	Calculation is not meaningful.

(a)	Organic revenues exclude the impact of foreign currency exchange rates (“non-organic revenues”).

Total Other revenues increased $5.3 million, or 19%, in the three months ended March 31, 2019, compared to the same prior-year period, reflecting an increase in third-party digital sales and improved performance in Canada.

Other operating expenses increased $1.9 million, or 9%, in the three months ended March 31, 2019, compared to the same prior-year period, driven by higher costs related to third-party digital equipment sales. Other SG&A expenses increased $1.4 million, or 19%, in the three months ended March 31, 2019, compared to the prior-year period, primarily driven by higher expenses related to our Sports Marketing operating segment.

Other Adjusted OIBDA was $1.2 million in the three months ended March 31, 2019, compared to an Other Adjusted OIBDA loss of $0.8 million in the same prior-year period, primarily driven by improved performance in Canada.

Corporate

Corporate expenses primarily include expenses associated with employees who provide centralized services. Corporate expenses, excluding stock-based compensation, were $9.0 million in the three months ended March 31, 2019, compared to $6.9 million in the same prior-year period, primarily due to higher compensation-related expenses.

Liquidity and Capital Resources

	As of
(in millions, except percentages)	March 31, 2019	December 31, 2018	% Change
Assets:
Cash and cash equivalents	$52.7	$52.7	—%
Restricted cash	1.4	1.4	—
Receivables, less allowance ($10.7 in 2019 and $10.7 in 2018)	229.1	264.9	(14)
Prepaid lease and transit franchise costs	13.4	69.3	(81)
Prepaid MTA equipment deployment costs	31.1	18.9	65
Other prepaid expenses	15.3	13.9	10
Other current assets	8.7	8.4	4
Total current assets	351.7	429.5	(18)
Liabilities:
Accounts payable	53.3	56.5	(6)
Accrued compensation	24.4	47.1	(48)
Accrued interest	26.0	19.1	36
Accrued lease and transit franchise costs	40.7	44.2	(8)
Other accrued expenses	32.9	31.2	5
Deferred revenues	37.3	29.8	25
Short-term debt	155.0	160.0	(3)
Short-term operating lease liabilities	153.8	—	*
Other current liabilities	15.1	14.7	3
Total current liabilities	538.5	402.6	34
Working capital (deficit)	$(186.8)	$26.9	*

•	Calculation is not meaningful.

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

The working capital deficit as of March 31, 2019, is primarily due to the impact of the adoption of the new lease accounting standard (see Note 2. New Accounting Standards to the Consolidated Financial Statements), which resulted in the recognition of short-term operating lease liabilities and a decline in Prepaid lease and transit franchise costs on our Consolidated Statement of Financial Position.

Under the MTA agreement, we are obligated to deploy, over a number of years, (i) 8,565 digital advertising screens on subway and train platforms and entrances, (ii) 37,716 smaller-format digital advertising screens on rolling stock, and (iii) 7,829 MTA communications displays. In addition, we are obligated to pay to the MTA the greater of a percentage of revenues or a guaranteed minimum annual payment. Incremental revenues that exceed an annual base revenue amount will be retained by us for the cost of deploying advertising and communications displays throughout the transit system. As presented in the table below, MTA equipment deployment costs are being recorded as Prepaid MTA equipment deployment costs and Intangible assets on our Consolidated Statement of Financial Position, and as these costs are recouped from incremental revenues that the MTA would otherwise be entitled to receive, Prepaid MTA equipment deployment costs will be reduced. If incremental revenues generated over the term of the agreement are not sufficient to cover all or a portion of the equipment deployment costs, the costs will not be recouped, which could have an adverse effect on our business, financial condition and results of operation. We expect to utilize incremental third-party financing of approximately $350.0 million within the original four-year time frame to fund equipment deployment costs. As of March 31, 2019, our letters of credit for the benefit of the MTA aggregated approximately $136.0 million, which amount is subject to change as equipment installations are completed and revenues are generated. As indicated in the table below, we incurred $32.9 million related to MTA equipment deployment costs in the three months ended March 31, 2019 (which includes equipment deployment costs related to future deployments), for a total of $129.7 million to date, of which $6.1 million had been recouped from incremental revenues to date. As of March 31, 2019, 1,964 digital displays had been installed, of which 735 installations occurred in the three months ended March 31, 2019. For the full year of 2019, we expect our MTA equipment deployment costs to be approximately $175.0 million. In addition, we expect transit franchise operating expenses to gradually increase if our revenues increase over an annual base revenue amount.

(in millions)	Beginning Balance	Deployment Costs Incurred	Recoupment	Amortization	Ending Balance
Three months ended March 31, 2019:
Prepaid MTA equipment deployment costs	$79.5	$27.1	$(4.4)	$—	$102.2
Intangible assets (franchise agreements)	14.8	5.8	—	(0.5)	20.1
Total	$94.3	$32.9	$(4.4)	$(0.5)	$122.3

Year ended December 31, 2018:
Prepaid MTA equipment deployment costs	$4.7	$76.5	$(1.7)	$—	$79.5
Intangible assets (franchise agreements)	0.9	14.7	—	(0.8)	14.8
Total	$5.6	$91.2	$(1.7)	$(0.8)	$94.3

As of March 31, 2019, we had total indebtedness of $2.4 billion.

On April 26, 2019, we announced that our board of directors approved a quarterly cash dividend of $0.36 per share on our common stock, payable on June 28, 2019, to stockholders of record at the close of business on June 7, 2019.

Debt

Debt, net, consists of the following:

	As of
(in millions, except percentages)	March 31, 2019	December 31, 2018
Short-term debt:
AR Facility	$80.0	$85.0
Repurchase Facility	75.0	75.0
Total short-term debt	155.0	160.0

Long-term debt:
Revolving credit facility	35.0	—
Term loan, due 2024	668.2	668.1

Senior unsecured notes:
5.250% senior unsecured notes, due 2022	549.7	549.7
5.625% senior unsecured notes, due 2024	502.1	502.2
5.875% senior unsecured notes, due 2025	450.0	450.0
Total senior unsecured notes	1,501.8	1,501.9

Debt issuance costs	(19.3)	(20.4)
Total long-term debt, net	2,185.7	2,149.6

Total debt, net	$2,340.7	$2,309.6

Weighted average cost of debt	5.1%	5.1%

	Payments Due by Period
(in millions)	Total	2019	2020-2021	2022-2023	2024 and thereafter
Long-term debt	$2,205.0	$—	$—	$585.0	$1,620.0
Interest	586.6	122.7	233.7	177.3	52.9
Total	$2,791.6	$122.7	$233.7	$762.3	$1,672.9

Term Loan

The interest rate on the term loan due in 2024 (the “Term Loan”) was 4.5% per annum as of March 31, 2019. As of March 31, 2019, a discount of $1.8 million on the Term Loan remains unamortized. The discount is being amortized through Interest expense, net, on the Consolidated Statement of Operations.

Revolving Credit Facility

We also have a $430.0 million revolving credit facility, which matures in 2022 (the “Revolving Credit Facility,” together with the Term Loan, the “Senior Credit Facilities”).

As of March 31, 2019, there were $35.0 million of outstanding borrowings under the Revolving Credit Facility, at a borrowing rate of approximately 4.5%.

The commitment fee based on the amount of unused commitments under the Revolving Credit Facility was $0.4 million in the three months ended March 31, 2019, and $0.3 million in the three months ended March 31, 2018. As of March 31, 2019, we had issued letters of credit totaling approximately $66.1 million against the letter of credit facility sublimit under the Revolving Credit Facility.

Standalone Letter of Credit Facilities

As of March 31, 2019, we had issued letters of credit totaling approximately $143.0 million under our aggregate $150.0 million standalone letter of credit facilities. The total fees under the letter of credit facilities were immaterial in each of the three months ended March 31, 2019 and 2018.

Accounts Receivable Securitization Facilities

We have a $100.0 million revolving accounts receivable securitization facility (the “AR Facility”) which terminates in June 2021, unless extended, and a 364-day uncommitted $75.0 million structured repurchase facility (the “Repurchase Facility” and together with the AR Facility, the “AR Securitization Facilities”).

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

As of March 31, 2019, there were $80.0 million of outstanding borrowings under the AR Facility, at a borrowing rate of approximately 3.5%, and $75.0 million of outstanding borrowings under the Repurchase Facility, at a borrowing rate of approximately 3.7%. As of March 31, 2019, borrowing capacity remaining under the AR Facility was approximately $20.0 million based on approximately $192.4 million of accounts receivable used as collateral for the AR Securitization Facilities, and there was no borrowing capacity remaining under the Repurchase Facility, in accordance with the agreements governing the AR Securitization Facilities. The commitment fee based on the amount of unused commitments under the AR Facility was immaterial for each of the three months ended March 31, 2019 and 2018.

Senior Unsecured Notes

As of March 31, 2019, a discount of $0.3 million on $150.0 million aggregate principal amount of the 5.250% Senior Unsecured Notes due 2022, remains unamortized. The discount is being amortized through Interest expense, net, on the Consolidated Statement of Operations.

As of March 31, 2019, a premium of $2.1 million on $100.0 million aggregate principal amount of the 5.625% Senior Unsecured Notes due 2024, remains unamortized. The premium is being amortized through Interest expense, net, on the Consolidated Statement of Operations.

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

The terms of the Credit Agreement (and under certain circumstances, the agreements governing the AR Securitization Facilities) require that we maintain a Consolidated Net Secured Leverage Ratio, which is the ratio of (i) our consolidated secured debt (less up to $150.0 million of unrestricted cash) to (ii) our Consolidated EBITDA (as defined in the Credit Agreement) for the trailing four consecutive quarters, of no greater than 4.0 to 1.0. As of March 31, 2019, our Consolidated Net Secured Leverage Ratio was 1.5 to 1.0 in accordance with the Credit Agreement. The Credit Agreement also requires that, in connection with the incurrence of certain indebtedness, we satisfy a Consolidated Total Leverage Ratio, which is the ratio of our consolidated total debt to our Consolidated EBITDA for the trailing four consecutive quarters, of no greater than 6.0 to 1.0. As of March 31, 2019, our Consolidated Total Leverage Ratio was 4.6 to 1.0 in accordance with the Credit Agreement. As of March 31, 2019, we are in compliance with our debt covenants.

Deferred Financing Costs

As of March 31, 2019, we had deferred $22.8 million in fees and expenses associated with the Term Loan, Revolving Credit Facility, AR Securitization Facilities and our senior unsecured notes. We are amortizing the deferred fees through Interest expense, net, on our Consolidated Statement of Operations over the respective terms of the Term Loan, Revolving Credit Facility, AR Securitization Facilities and our senior unsecured notes.

Interest Rate Swap Agreements

We are subject to interest rate risk to the extent we have variable-rate debt outstanding, including under our Senior Credit Facilities and the AR Securitization Facilities.

We have several interest rate cash flow swap agreements to effectively convert a portion of our LIBOR-based variable rate debt to a fixed rate. The fair value of these swap positions was a net liability of approximately $3.2 million as of March 31, 2019, and $2.4 million as of December 31, 2018, and is included in Other liabilities on our Consolidated Statement of Financial Position.

As of March 31, 2019, under the terms of the agreements, we will pay interest based on an aggregate notional amount of $150.0 million, under a weighted-average fixed interest rate of 3.0%, with a receive rate of one-month LIBOR and maturing on December 29, 2021. The one-month LIBOR rate was approximately 2.5% as of March 31, 2019.

At-the-Market Equity Offering Program

We have a sales agreement in connection with an “at-the-market” equity offering program (the “ATM Program”), under which we may, from time to time, issue and sell shares of our common stock up to an aggregate offering price of $300.0 million. We have no obligation to sell any of our common stock under the sales agreement and may at any time suspend solicitations and offers under the sales agreement. During the three months ended March 31, 2019, 750,000 shares of our common stock were sold under the ATM Program for gross proceeds of $17.0 million with commissions of $0.3 million, for total net proceeds of $16.7 million. As of March 31, 2019, approximately $267.5 million of capacity remaining under the ATM Program.

Cash Flows

The following table presents our cash flows in the three months ended March 31, 2019 and 2018.

	Three Months Ended March 31,		%
(in millions, except percentages)	2019	2018	Change
Cash provided by operating activities	$41.4	$62.1	(33)%
Cash used for investing activities	(28.7)	(22.1)	30
Cash used for financing activities	(12.8)	(35.6)	(64)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	0.1	(0.2)	*
Net increase in cash, cash equivalents and restricted cash	$—	$4.2	(100)

*	Calculation is not meaningful.

Cash provided by operating activities decreased $20.7 million in the three months ended March 31, 2019, compared to the same prior-year period, principally as a result of prepaid MTA equipment deployment costs and the timing of collections in accounts receivables compared to the same prior year period. In the three months ended March 31, 2019, we paid $27.1 million related to MTA equipment deployment costs and installed 735 digital displays. In the three months ended March 31, 2019, we recouped $4.4 million of MTA equipment deployment costs from incremental revenues. In the three months ended March 31, 2018, we paid $7.2 million related to MTA equipment deployment costs.

Cash used for investing activities increased $6.6 million in the three months ended March 31, 2019, compared to the same prior-year period. In the three months ended March 31, 2019, we incurred $18.1 million in capital expenditures and total cash payments of approximately $7.5 million related to acquisitions. In the three months ended March 31, 2018, we incurred $16.8 million in capital expenditures and completed several acquisitions for total cash payments of approximately $4.1 million.

The following table presents our capital expenditures in the three months ended March 31, 2019 and 2018.

	Three Months Ended March 31,		%
(in millions, except percentages)	2019	2018	Change
Growth	$14.0	$13.7	2%
Maintenance	4.1	3.1	32
Total capital expenditures	$18.1	$16.8	8

Capital expenditures increased $1.3 million, or 8%, in the three months ended March 31, 2019, compared to the same prior-year period, as we continue to spend on digital billboard and/or transit displays, as well as improvements to our technology platform, partially offset by lower spending on improvements to our static displays.

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

Cash used for financing activities decreased $22.8 million in the three months ended March 31, 2019, compared to the same prior-year period. In the three months ended March 31, 2019, we drew net borrowings of $35.0 million on the Revolving Credit Facility, received net proceeds of $16.6 million related to the sale of our common stock under the ATM Program, drew net borrowings of $5.0 million on the AR Securitization Facilities and paid cash dividends of $51.8 million. In the three months ended March 31, 2018, we drew $10.0 million on the Revolving Credit Facility, drew net borrowings of $12.0 million on the AR Facility and paid cash dividends of $51.1 million.

Cash paid for income taxes was $0.8 million for the three months ended March 31, 2019, compared to $0.2 million for the three months ended March 31, 2018.

Off-Balance Sheet Arrangements

Our off-balance sheet commitments primarily consist of guaranteed minimum annual payments. (See Note 18. Commitments and Contingencies to the Consolidated Financial Statements for information about our off-balance sheet commitments.)

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

We consider the following accounting policy to be the most critical as it is significant to our financial condition and results of operations, and requires significant judgment and estimates on the part of management in its application. For a summary of our significant accounting policies, see Item 8., Note 2. Summary of Significant Accounting Policies to the Consolidated Financial Statements.

MTA Agreement

Under the MTA agreement, we are obligated to deploy, over a number of years, (i) 8,565 digital advertising screens on subway and train platforms and entrances, (ii) 37,716 smaller-format digital advertising screens on rolling stock, and (iii) 7,829 MTA communications displays. In addition, we are entitled to generate revenue through the sale of advertising on transit advertising displays and incur transit franchise expenses, which are calculated based on contractually stipulated percentages of revenue generated under the contract, subject to a minimum guarantee.

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

While forward-looking statements reflect our good-faith beliefs, they are not guarantees of future performance. All forward-looking statements in this Quarterly Report on Form 10-Q apply as of the date of this report or as of the date they were made and, except as required by applicable law, we disclaim any obligation to publicly update or revise any forward-looking statement to reflect changes in underlying assumptions or factors of new information, data or methods, future events or other changes. For a further discussion of these and other factors that could impact our future results, performance or transactions, see the section entitled “Risk Factors” in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on February 27, 2019. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider any such list to be a complete set of all potential risks or uncertainties.

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

We do not currently use derivatives or other financial instruments to mitigate our exposure to commodity price risk. However, we do enter into contracts with commodity providers to limit our exposure to commodity price fluctuations. For the year ended December 31, 2018, such contracts accounted for 18.9% of our total utility costs. As of May 7, 2019, we had active electricity purchase agreements with fixed contract rates for locations throughout Connecticut, Illinois, New Jersey, New York, Pennsylvania, Ohio and Texas, which expire at various dates until February 2022.

Foreign Exchange Risk

Foreign currency translation risk is the risk that exchange rate gains or losses arise from translating our Canadian business’s statements of earnings and statements of financial position from functional currency to our reporting currency (the U.S. Dollar) for consolidation purposes. Any gain or loss on translation is included within comprehensive income and Accumulated other comprehensive income on our Consolidated Statement of Financial Position. The functional currency of our international subsidiaries is their respective local currency. As of March 31, 2019, we have $10.1 million of unrecognized foreign currency translation losses included within Accumulated other comprehensive loss on our Consolidated Statement of Financial Position.

Substantially all of our transactions at our Canadian subsidiary are denominated in their local functional currency, thereby reducing our risk of foreign currency transaction gains or losses.

We do not currently use derivatives or other financial instruments to mitigate foreign currency risk, although we may do so in the future.

Interest Rate Risk

We are subject to interest rate risk to the extent we have variable-rate debt outstanding including under the Senior Credit Facilities and the AR Securitization Facilities.

As of March 31, 2019, we had a $670.0 million variable-rate Term Loan due 2024 outstanding, which has an interest rate of 4.5% per year. An increase or decrease of 1/4% in our interest rate on the Term Loan will change our annualized interest expense by approximately $1.3 million.

As of March 31, 2019, we had $35.0 million of outstanding borrowings under the Revolving Credit Facility, at a borrowing rate of approximately 4.5%. An increase or decrease of 1/4% in our interest rate on the Revolving Credit Facility will change our annualized interest expense by approximately $0.1 million.

As of March 31, 2019, we had $80.0 million of outstanding borrowings under our variable-rate AR Facility, at a borrowing rate of approximately 3.5% and $75.0 million of outstanding borrowings under our variable-rate Repurchase Facility, at a borrowing rate of approximately 3.7%. An increase or decrease of 1/4% in our interest rate on the AR Securitization Facilities will change our annualized interest expense by approximately $0.4 million.

We have several interest rate cash flow swap agreements to effectively convert a portion of our LIBOR-based variable rate debt to a fixed rate. The fair value of these swap positions was a net unrecognized loss of approximately $3.2 million as of March 31, 2019, and is included in Other liabilities on our Consolidated Statement of Financial Position. The following table provides information about our interest rate swap agreements, which are sensitive to changes in interest rates. Notional amounts are used to calculate the contractual cash flows to be exchanged under the agreements.

(in millions, except percentages)	2020	2021	2022	2023	2024	Thereafter	Total	Fair Value Loss as of 3/31/19
Pay fixed/receive variable	$—	$150.0	$—	$—	$—	$—	$150.0	$3.2
Average pay rate	3.0%	3.0%	—%	—%	—%	—%
Average receive rate(a)	one-month LIBOR	one-month LIBOR	—	—	—	—

(a)	The one-month LIBOR rate was approximately 2.5% as of March 31, 2019.

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

Changes in Internal Control Over Financial Reporting

In connection with the adoption of the new lease accounting standard, during the first quarter of 2019, we implemented a new lease administration and accounting system, and redesigned certain processes and internal controls relating to our lease portfolio. There have been no other changes in our internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act, during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

We have disclosed the risk factors affecting our business, results of operations and financial condition in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on February 27, 2019. There have been no material changes from the risk factors previously disclosed.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

None.

Purchases of Equity Securities by the Issuer

	Total Number of Shares Purchased(a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Remaining Authorizations
January 1, 2019 through January 31, 2019	2,710	$20.13	—	—
February 1, 2019 through February 28, 2019	—	—	—	—
March 1, 2019 through March 31, 2019	—	—	—	—
Total	2,710	—	—	—

(a)	Reflects shares deemed to be surrendered by the Company in connection with tax withholding payments upon exercise of employee stock options at the related exercise prices.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

See Exhibit Index immediately following this Item, which is incorporated herein by reference.

EXHIBIT INDEX

Exhibit Number	Description

3.1	Amended and Restated Bylaws of OUTFRONT Media Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-36367), filed on February 26, 2019).

10.1
Form of Certificate and Terms and Conditions for Performance-Based Restricted Share Units Awards with Time Vesting under the OUTFRONT Media Inc. Amended and Restated Omnibus Stock Incentive Plan (incorporated herein by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, File No. 001-36367).

10.2
Form of Certificate and Terms and Conditions for Restricted Share Units Awards with Time Vesting granted under the OUTFRONT Media Inc. Amended and Restated Omnibus Stock Incentive Plan (incorporated herein by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, File No. 001-36367).

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

Date: May 8, 2019