Form 10-Q
period 2019-06-30
OUTFRONT Media Inc.
filed 2019-08-06
CIK 1579877

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the transition period from	to
Commission File Number: 001-36367
OUTFRONT Media Inc.
(Exact name of registrant as specified in its charter)

Maryland		46-4494703
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

405, Lexington Avenue, 17th Floor
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐ Yes    ☒ No
Securities registered pursuant to Section 12(b) of the Act:

Title of each class				Trading Symbol(s)	Name of each exchange on which registered
Common Stock	,	$0.01	, par value	OUT	New York Stock Exchange

As of August 5, 2019, the number of shares outstanding of the registrant’s common stock was 143,342,389.

OUTFRONT MEDIA INC.
QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2019

PART 1

Item 1.    Financial Statements.

OUTFRONT Media Inc.
Consolidated Statements of Financial Position
(Unaudited)

	As of
(in millions)	June 30, 2019	December 31, 2018
Assets:
Current assets:
Cash and cash equivalents	$474.8	$52.7
Restricted cash	1.4	1.4
Receivables, less allowance ($12.1 in 2019 and $10.7 in 2018)	277.9	264.9
Prepaid lease and transit franchise costs	12.7	69.3
Prepaid MTA equipment deployment costs (Note 18)	48.4	18.9
Other prepaid expenses	24.6	13.9
Other current assets	7.0	8.4
Total current assets	846.8	429.5
Property and equipment, net (Note 5)	660.4	652.9
Goodwill	2,082.4	2,079.7
Intangible assets (Note 6)	551.2	537.2
Operating lease assets (Note 4)	1,389.0	—
Prepaid MTA equipment deployment costs (Note 18)	77.3	60.6
Other assets	57.9	68.8
Total assets	$5,665.0	$3,828.7

Liabilities:
Current liabilities:
Accounts payable	$60.3	$56.5
Accrued compensation	36.2	47.1
Accrued interest	19.2	19.1
Accrued lease and transit franchise costs	46.2	44.2
Other accrued expenses	39.9	31.2
Deferred revenues	30.9	29.8
Short-term debt (Note 9)	546.4	160.0
Short-term operating lease liabilities (Note 4)	161.7	—
Other current liabilities	18.5	14.7
Total current liabilities	959.3	402.6
Long-term debt, net (Note 9)	2,245.9	2,149.6
Deferred income tax liabilities, net	19.1	17.0
Asset retirement obligation (Note 7)	34.8	34.2
Operating lease liabilities (Note 4)	1,221.3	—
Other liabilities	49.7	80.0
Total liabilities	4,530.1	2,683.4

Commitments and contingencies (Note 18)

Stockholders’ equity (Note 10):
Common stock (2019 - 450.0 shares authorized, and 143.3 shares issued
and outstanding; 2018 - 450.0 shares authorized, and 140.2 issued and outstanding)	1.4	1.4
Additional paid-in capital	2,057.9	1,995.0
Distribution in excess of earnings	(943.9)	(871.6)
Accumulated other comprehensive loss	(17.7)	(22.0)
Total stockholders’ equity	1,097.7	1,102.8
Non-controlling interests	37.2	42.5
Total equity	1,134.9	1,145.3
Total liabilities and equity	$5,665.0	$3,828.7
See accompanying notes to unaudited consolidated financial statements.

OUTFRONT Media Inc.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions, except per share amounts)	2019	2018	2019	2018
Revenues:
Billboard	$305.8	$280.4	$556.8	$519.7
Transit and other	154.1	121.3	274.8	219.9
Total revenues	459.9	401.7	831.6	739.6
Expenses:
Operating	240.3	212.0	457.2	409.1
Selling, general and administrative	81.5	70.1	154.8	134.7
Restructuring charges	—	0.2	0.3	1.3
Net (gain) loss on dispositions	0.4	(2.7)	(1.1)	(2.9)
Impairment charge	—	42.9	—	42.9
Depreciation	21.4	21.3	42.5	42.4
Amortization	27.6	25.0	52.3	47.5
Total expenses	371.2	368.8	706.0	675.0
Operating income	88.7	32.9	125.6	64.6
Interest expense, net	(33.9)	(31.0)	(66.6)	(61.0)
Other income (expense), net	—	(0.2)	0.1	(0.3)
Income before provision for income taxes and equity in earnings of investee companies	54.8	1.7	59.1	3.3
Provision for income taxes	(6.2)	(8.1)	(5.2)	(1.4)
Equity in earnings of investee companies, net of tax	1.7	1.2	2.5	2.0
Net income (loss)	$50.3	$(5.2)	$56.4	$3.9

Net income (loss) per common share:
Basic	$0.35	$(0.04)	$0.39	$0.02
Diluted	$0.35	$(0.04)	$0.39	$0.02

Weighted average shares outstanding:
Basic	142.3	139.2	141.5	139.0
Diluted	142.9	139.2	142.0	139.3
See accompanying notes to unaudited consolidated financial statements.

OUTFRONT Media Inc.
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2019	2018	2019	2018
Net income (loss)	$50.3	$(5.2)	$56.4	$3.9
Other comprehensive income (loss), net of tax:
Cumulative translation adjustments	4.6	(6.1)	7.2	(11.5)
Net actuarial gain (loss)	(0.1)	0.3	(0.1)	0.6
Change in fair value of interest rate swap agreements	(2.0)	—	(2.8)	—
Total other comprehensive income (loss), net of tax	2.5	(5.8)	4.3	(10.9)
Total comprehensive income (loss)	$52.8	$(11.0)	$60.7	$(7.0)
See accompanying notes to unaudited consolidated financial statements.

OUTFRONT Media Inc.
Consolidated Statements of Equity
(Unaudited)

(in millions, except per share amounts)	Shares of Common Stock	Common Stock ($0.01 per share par value)	Additional Paid-In Capital	Distribution in Excess of Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Non-Controlling Interests	Total Equity
Balance as of March 31, 2018	139.2	$1.4	$1,960.6	$(817.4)	$(12.8)	$1,131.8	$45.6	$1,177.4
Net income	—	—	—	(5.2)	—	(5.2)	—	(5.2)
Other comprehensive loss	—	—	—	—	(5.8)	(5.8)	—	(5.8)
Stock-based payments:
Vested	0.1	—	—	—	—	—	—	—
Amortization	—	—	5.6	—	—	5.6	—	5.6
Shares paid for tax withholding for stock-based payments	—	—	(0.7)	—	—	(0.7)	—	(0.7)
Dividends ($0.36 per share)	—	—	—	(50.9)	—	(50.9)	—	(50.9)
Other	—	—	—	—	—	—	0.1	0.1
Balance as of June 30, 2018	139.3	$1.4	$1,965.5	$(873.5)	$(18.6)	$1,074.8	$45.7	$1,120.5

Balance as of March 31, 2019	141.6	$1.4	$2,012.0	$(941.9)	$(20.2)	$1,051.3	$40.6	$1,091.9
Net income	—	—	—	50.3	—	50.3	—	50.3
Other comprehensive income	—	—	—	—	2.5	2.5	—	2.5
Stock-based payments:
Amortization	—	—	5.5	—	—	5.5	—	5.5
Class A equity interest redemptions	0.3	—	6.1	—	—	6.1	(6.1)	—
Shares issued under the ATM Program	1.4	—	34.3	—	—	34.3	—	34.3
Dividends ($0.36 per share)	—	—	—	(52.3)	—	(52.3)	—	(52.3)
Other	—	—	—	—	—	—	2.7	2.7
Balance as of June 30, 2019	143.3	$1.4	$2,057.9	$(943.9)	$(17.7)	$1,097.7	$37.2	$1,134.9

OUTFRONT Media Inc.
Consolidated Statements of Equity (Continued)
(Unaudited)

(in millions, except per share amounts)	Shares of Common Stock	Common Stock ($0.01 per share par value)	Additional Paid-In Capital	Distribution in Excess of Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Non-Controlling Interests	Total Equity
Balance as of December 31, 2017	138.6	$1.4	$1,963.0	$(775.6)	$(7.7)	$1,181.1	$45.5	$1,226.6
Net income	—	—	—	3.9	—	3.9	—	3.9
Other comprehensive loss	—	—	—	—	(10.9)	(10.9)	—	(10.9)
Stock-based payments:
Vested	1.0	—	—	—	—	—	—	—
Amortization	—	—	10.6	—	—	10.6	—	10.6
Shares paid for tax withholding for stock-based payments	(0.3)	—	(8.1)	—	—	(8.1)	—	(8.1)
Dividends ($0.72 per share)	—	—	—	(101.8)	—	(101.8)	—	(101.8)
Other	—	—	—	—	—	—	0.2	0.2
Balance as of June 30, 2018	139.3	$1.4	$1,965.5	$(873.5)	$(18.6)	$1,074.8	$45.7	$1,120.5

Balance as of December 31, 2018	140.2	$1.4	$1,995.0	$(871.6)	$(22.0)	$1,102.8	$42.5	$1,145.3
Cumulative effect of a new accounting standard (Note 2)	—	—	—	(24.8)	—	(24.8)	—	(24.8)
Net income	—	—	—	56.4	—	56.4	—	56.4
Other comprehensive income	—	—	—	—	4.3	4.3	—	4.3
Stock-based payments:
Vested	0.9	—	—	—	—	—	—	—
Amortization	—	—	10.8	—	—	10.8	—	10.8
Shares paid for tax withholding for stock-based payments	(0.4)	—	(7.7)	—	—	(7.7)	—	(7.7)
Class A equity interest redemptions	0.4	—	8.9	—	—	8.9	(8.9)	—
Shares issued under the ATM Program	2.2	—	50.8	—	—	50.8	—	50.8
Dividends ($0.72 per share)	—	—	—	(103.9)	—	(103.9)	—	(103.9)
Other	—	—	0.1	—	—	0.1	3.6	3.7
Balance as of June 30, 2019	143.3	$1.4	$2,057.9	$(943.9)	$(17.7)	$1,097.7	$37.2	$1,134.9
See accompanying notes to unaudited consolidated financial statements.

OUTFRONT Media Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30,
(in millions)	2019	2018
Operating activities:
Net income	$56.4	$3.9
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation and amortization	94.8	89.9
Deferred tax (benefit) provision	3.4	(1.4)
Stock-based compensation	10.8	10.6
Provision for doubtful accounts	3.4	(1.0)
Accretion expense	1.3	1.2
Net gain on dispositions	(1.1)	(2.9)
Impairment charge	—	42.9
Equity in earnings of investee companies, net of tax	(2.5)	(2.0)
Distributions from investee companies	1.6	1.3
Amortization of deferred financing costs and debt discount and premium	3.0	2.8
Cash paid for direct lease acquisition costs	(24.0)	(20.5)
Change in assets and liabilities, net of investing and financing activities:
Increase in receivables	(15.5)	(8.6)
Increase in prepaid MTA equipment deployment costs	(46.2)	(31.8)
Increase in prepaid expenses and other current assets	(2.2)	(2.3)
Decrease in accounts payable and accrued expenses	(7.0)	(19.3)
Increase in deferred revenues	1.1	7.5
Decrease in income taxes	(3.5)	(3.0)
Other, net	9.7	0.9
Net cash flow provided by operating activities	83.5	68.2

Investing activities:
Capital expenditures	(39.6)	(46.4)
Acquisitions	(34.4)	(4.3)
MTA franchise rights	(10.7)	(6.1)
Net proceeds from dispositions	2.2	3.4
Net cash flow used for investing activities	(82.5)	(53.4)

Financing activities:
Proceeds from long-term debt borrowings	705.0	79.0
Repayments of long-term debt borrowings	(55.0)	(10.0)
Proceeds from borrowings under short-term debt facilities	30.0	75.0
Repayments of borrowings under short-term debt facilities	(190.0)	(55.0)
Payments of deferred financing costs	(8.6)	(0.1)
Proceeds from shares issued under the ATM Program	50.9	—
Taxes withheld for stock-based compensation	(7.7)	(8.1)
Dividends	(103.9)	(102.0)
Net cash flow provided by (used for) financing activities	420.7	(21.2)

OUTFRONT Media Inc.
Consolidated Statements of Cash Flows (Continued)
(Unaudited)

	Six Months Ended
	June 30,
(in millions)	2019	2018
Effect of exchange rate changes on cash, cash equivalents and restricted cash	0.4	(0.2)
Net increase (decrease) in cash, cash equivalents and restricted cash	422.1	(6.6)
Cash, cash equivalents and restricted cash at beginning of period	54.1	48.3
Cash, cash equivalents and restricted cash at end of period	$476.2	$41.7

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$5.3	$5.9
Cash paid for interest	64.3	58.5

Non-cash investing and financing activities:
Accrued purchases of property and equipment	$11.4	$6.8
Accrued MTA franchise rights	3.3	—
See accompanying notes to unaudited consolidated financial statements.

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)

Note 1. Description of Business and Basis of Presentation

Description of Business

OUTFRONT Media Inc. (the “Company”) and its subsidiaries (collectively, “we,” “us” or “our”) is a real estate investment trust (“REIT”), which provides advertising space (“displays”) on out-of-home advertising structures and sites in the United States (the “U.S.”) and Canada. Our inventory consists of billboard displays, which are primarily located on the most heavily traveled highways and roadways in top Nielsen Designated Market Areas (“DMAs”), and transit advertising displays operated under exclusive multi-year contracts with municipalities in large cities across the U.S. and Canada. We also have marketing and multimedia rights agreements with colleges, universities and other educational institutions, which entitle us to operate on-campus advertising displays, as well as manage marketing opportunities, media rights and experiential entertainment at sports events. In total, we have displays in all of the 25 largest markets in the U.S. and 150 markets across the U.S. and Canada. We manage our operations through three operating segments—(1) U.S. Billboard and Transit, which is included in our U.S. Media reportable segment, (2) International and (3) Sports Marketing.

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

Note 2. New Accounting Standards

Adoption of New Accounting Standards

Leases

In the first quarter of 2019, we adopted the Financial Accounting Standards Board’s (the “FASB’s”) guidance addressing the recognition, measurement, presentation and disclosure of leases for both lessees and lessors using the modified retrospective transition method to adopt the new lease standard. The modified retrospective transition method allows entities to apply the new lease standard at the adoption date rather than adjusting each period presented at the date of adoption. The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification determines whether lease expense is recognized based on an effective interest method or on a straight line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases regardless of their classification.

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

Recent Pronouncements

In June 2016, the FASB issued guidance which requires a reporting entity to estimate credit losses on certain types of financial instruments, and present assets held at amortized cost and available-for-sale debt securities at the amount expected to be collected. The new guidance is effective for annual and interim periods beginning after December 15, 2019, and early adoption is permitted. We are currently evaluating the impact of the new guidance on our Consolidated Financial Statements.

Note 3. Restricted Cash

In the third quarter of 2018, we entered into an escrow agreement in connection with one of our transit franchise contracts, which requires us to deposit funds into an escrow account to fund capital expenditures over the term of the transit franchise contract. As of June 30, 2019, we have $1.4 million of restricted cash deposited in the escrow account.

	As of
(in millions)	June 30, 2019	June 30, 2018	December 31, 2018
Cash and cash equivalents	$474.8	$41.7	$52.7
Restricted cash	1.4	—	1.4
Cash, cash equivalents and restricted cash	$476.2	$41.7	$54.1

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

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)

When available, we use the rate implicit in the lease to discount lease payments to present value; however, most of our leases do not provide a readily determinable implicit rate. Therefore, we must estimate our incremental borrowing rate to discount the lease payments based on information available at lease commencement or amendment.

We rent or sublease certain real estate to third parties.

As of June 30, 2019, we have operating lease assets of $1.4 billion, short-term operating lease liabilities of $161.7 million and non-current operating lease liabilities of $1.2 billion.

For the three months ended June 30, 2019, we recorded operating lease costs of $102.6 million in Operating expenses and $2.3 million in Selling, general and administrative expenses. For the three months ended June 30, 2019, these costs include $20.4 million of variable operating lease costs. For the six months ended June 30, 2019, we recorded operating lease costs of $197.0 million in Operating expenses and $4.4 million in Selling, general and administrative expenses. For the six months ended June 30, 2019, these costs include $39.9 million of variable operating lease costs. For the three and six months ended June 30, 2019, sublease income was immaterial.

As of June 30, 2019, minimum rental payments under operating leases are as follows:

(in millions)	Operating Leases
2019	$110.8
2020	248.7
2021	231.5
2022	214.2
2023	191.9
2024 and thereafter	949.9
Total operating lease payments	1,947.0
Less: Interest	564.0
Present value of lease liabilities	$1,383.0

As of December 31, 2018, minimum rental payments under non-cancellable operating leases with original terms in excess of one year are as follows:

(in millions)	Non-Cancellable Operating Leases
2019	$154.8
2020	151.8
2021	139.1
2022	126.2
2023	109.8
2024 and thereafter	574.6
Total minimum payments	$1,256.3

As of June 30, 2019, the weighted-average remaining lease term was 10.2 years and the weighted-average discount rate was 6.2%.

For the six months ended June 30, 2019, cash paid for operating leases was $195.5 million. Leased assets obtained in exchange for new operating lease liabilities was $252.5 million.

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)

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

We recorded rental income of $296.1 million for the three months ended June 30, 2019, and $538.1 million for the six months ended June 30, 2019, in Revenues on our Consolidated Statement of Operations.

As of June 30, 2019, rental payments to be received under non-cancellable operating leases are as follows:

(in millions)	Rental Income
2019	$347.0
2020	121.5
2021	19.4
2022	5.4
2023	2.9
2024 and thereafter	1.8
Total minimum payments	$498.0

Note 5. Property and Equipment

The table below presents the balances of major classes of assets and accumulated depreciation.

		As of
(in millions)	Estimated Useful Lives	June 30, 2019	December 31, 2018
Land		$97.5	$97.5
Buildings	20 to 40 years	50.0	48.7
Advertising structures	5 to 20 years	1,823.9	1,789.4
Furniture, equipment and other	3 to 10 years	145.1	134.3
Construction in progress		28.6	19.3
		2,145.1	2,089.2
Less: accumulated depreciation		1,484.7	1,436.3
Property and equipment, net		$660.4	$652.9

Depreciation expense was $21.4 million in the three months ended June 30, 2019, $21.3 million in the three months ended June 30, 2018, $42.5 million in the six months ended June 30, 2019 and $42.4 million in the six months ended June 30, 2018.

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

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)

Our identifiable intangible assets consist of the following:

(in millions)	Gross	Accumulated Amortization	Net
As of June 30, 2019:
Permits and leasehold agreements	$1,137.6	$(716.2)	$421.4
Franchise agreements	483.8	(364.0)	119.8
Other intangible assets	47.0	(37.0)	10.0
Total intangible assets	$1,668.4	$(1,117.2)	$551.2

As of December 31, 2018:
Permits and leasehold agreements	$1,107.4	$(697.6)	$409.8
Franchise agreements	470.7	(357.1)	113.6
Other intangible assets	46.9	(33.1)	13.8
Total intangible assets	$1,625.0	$(1,087.8)	$537.2

All of our intangible assets, except goodwill, are subject to amortization. Amortization expense was $27.6 million in the three months ended June 30, 2019, and $25.0 million in the three months ended June 30, 2018, which includes the amortization of direct lease acquisition costs of $13.0 million in the three months ended June 30, 2019, and $11.1 million in the three months ended June 30, 2018. Amortization expense was $52.3 million in the six months ended June 30, 2019, and $47.5 million in the six months ended June 30, 2018, which includes the amortization of direct lease acquisition costs of $23.3 million in the six months ended June 30, 2019, and $19.8 million in the six months ended June 30, 2018. Direct lease acquisition costs are amortized on a straight-line basis over the related customer lease term, which generally ranges from four weeks to one year.

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

(in millions)
As of December 31, 2018	$34.2
Accretion expense	1.3
Additions	0.2
Liabilities settled	(1.1)
Foreign currency translation adjustments	0.2
As of June 30, 2019	$34.8

Note 8. Related Party Transactions

We have a 50% ownership interest in two joint ventures that operate transit shelters in the greater Los Angeles area and Vancouver, and four joint ventures which currently operate a total of 11 billboard displays in New York and Boston. All of these joint ventures are accounted for as equity investments. These investments totaled $16.5 million as of June 30, 2019, and $16.1 million as of December 31, 2018, and are included in Other assets on the Consolidated Statements of Financial Position. We provided sales and management services to these joint ventures and recorded management fees in Revenues on the Consolidated Statement of Operations of $2.2 million in the three months ended June 30, 2019, $1.9 million in the three months ended June 30, 2018, $3.9 million in the six months ended June 30, 2019 and $3.5 million in the six months ended June 30, 2018.

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)

Note 9. Debt

Debt, net, consists of the following:

	As of
(in millions, except percentages)	June 30, 2019	December 31, 2018
Short-term debt:
AR Facility	$—	$85.0
Repurchase Facility	—	75.0
5.250% senior unsecured notes, due 2022	549.7	—
Debt issuance costs	(3.3)	—
Total short-term debt	546.4	160.0

Long-term debt:
Term loan, due 2024	668.3	668.1

Senior unsecured notes:
5.250% senior unsecured notes, due 2022	—	549.7
5.625% senior unsecured notes, due 2024	502.0	502.2
5.875% senior unsecured notes, due 2025	450.0	450.0
5.000% senior unsecured notes, due 2027	650.0	—
Total senior unsecured notes	1,602.0	1,501.9

Debt issuance costs	(24.4)	(20.4)
Total long-term debt, net	2,245.9	2,149.6

Total debt, net	$2,792.3	$2,309.6

Weighted average cost of debt	5.2%	5.1%

Term Loan

The interest rate on the term loan due in 2024 (the “Term Loan”) was 4.4% per annum as of June 30, 2019. As of June 30, 2019, a discount of $1.7 million on the Term Loan remains unamortized. The discount is being amortized through Interest expense, net, on the Consolidated Statement of Operations.

On July 8, 2019, we made a payment of $50.0 million on the Term Loan.

Revolving Credit Facility

We also have a $430.0 million revolving credit facility, which matures in 2022 (the “Revolving Credit Facility,” together with the Term Loan, the “Senior Credit Facilities”).

As of June 30, 2019, there were no outstanding borrowings under the Revolving Credit Facility. As of August 5, 2019, there were $40.0 million of outstanding borrowings under the Revolving Credit Facility, at a borrowing rate of approximately 4.4%.

The commitment fee based on the amount of unused commitments under the Revolving Credit Facility was $0.3 million in the three months ended June 30, 2019, $0.3 million in the three months ended June 30, 2018, $0.7 million in the six months ended June 30, 2019, and $0.6 million in the six months ended June 30, 2018. As of June 30, 2019, we had issued letters of credit totaling approximately $66.0 million against the letter of credit facility sublimit under the Revolving Credit Facility.

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)

Standalone Letter of Credit Facilities

As of June 30, 2019, we had issued letters of credit totaling approximately $143.0 million under our aggregate $150.0 million standalone letter of credit facilities. The total fees under the letter of credit facilities were immaterial in each of the three and six months ended June 30, 2019 and 2018.

Accounts Receivable Securitization Facilities

As of June 30, 2019, we had a $100.0 million revolving accounts receivable securitization facility (the “AR Facility”) which terminates in June 2021, unless extended, and a 364-day uncommitted $75.0 million structured repurchase facility (the “Repurchase Facility” and together with the AR Facility, the “AR Securitization Facilities”).

On July 19, 2019, the Company, certain subsidiaries of the Company and MUFG Bank, Ltd. (“MUFG”) entered into amendments to the agreements governing the AR Securitization Facilities, along with other agreements with MUFG, pursuant to which the Company (i) granted the Purchasers (as defined below) a security interest in the existing and future accounts receivable and certain related assets of the Company’s taxable REIT subsidiaries (“TRSs”) as additional collateral under the AR Facility, (ii) increased the borrowing capacity under the AR Facility from $100.0 million to $125.0 million, (ii) increased the borrowing capacity under the Repurchase Facility from $75.0 million to $90.0 million, (iii) extended the term of the AR Facility so that it will now terminate on June 30, 2022, unless further extended, and (iv) extended the term of the Repurchase Facility so that it will now terminate on June 30, 2020, unless further extended. The amendments to the agreements governing the AR Securitization Facilities do not change how we account for the AR Securitization Facilities as a collateralized financing activity.

In connection with the AR Securitization Facilities, as amended, Outfront Media LLC and Outfront Media Outernet Inc., each a wholly-owned subsidiary of the Company, and certain of the Company’s TRSs (the “Originators”), will sell and/or contribute their respective existing and future accounts receivable and certain related assets to either Outfront Media Receivables LLC, a special purpose vehicle and wholly-owned subsidiary of the Company relating to the Company’s qualified REIT subsidiary accounts receivable assets (the “QRS SPV”) or Outfront Media Receivables TRS, LLC a special purpose vehicle and wholly-owned subsidiary of the Company relating to the Company’s TRS accounts receivable assets (the “TRS SPV” and together with the QRS SPV, the “SPVs”). The SPVs will transfer undivided interests in their respective accounts receivable assets to certain purchasers from time to time (the “Purchasers”). The SPVs are separate legal entities with their own separate creditors who will be entitled to access the SPVs’ assets before the assets become available to the Company. Accordingly, the SPVs’ assets are not available to pay creditors of the Company or any of its subsidiaries, although collections from the receivables in excess of amounts required to repay the Purchasers and other creditors of the SPVs may be remitted to the Company. Outfront Media LLC will service the accounts receivables on behalf of the SPVs for a fee. The Company has agreed to guarantee the performance of the Originators and Outfront Media LLC, in its capacity as servicer, of their respective obligations under the agreements governing the AR Facility. Neither the Company, the Originators nor the SPVs guarantee the collectability of the receivables under the AR Facility. Further, the TRS SPV and the QRS SPV are jointly and severally liable for their respective obligations under the agreements governing the AR Facility.

In connection with the Repurchase Facility, the Originators may borrow funds collateralized by subordinated notes (the “Subordinated Notes”) issued by the SPVs in favor of their respective Originators and representing a portion of the outstanding balance of the accounts receivable assets sold by the Originators to the SPVs under the AR Facility. The Subordinated Notes will be transferred to MUFG, as repurchase buyer, on an uncommitted basis, and subject to repurchase by the applicable Originators on termination of the Repurchase Facility. The Originators have granted MUFG a security interest in the Subordinated Notes to secure their obligations under the agreements governing the Repurchase Facility, and the Company has agreed to guarantee the Originators’ obligations under the agreements governing the Repurchase Facility.

As of June 30, 2019, there were no outstanding borrowings under either the AR Facility or the Repurchase Facility. As of June 30, 2019, borrowing capacity remaining under the AR Facility was $100.0 million based on approximately $230.5 million of accounts receivable used as collateral for the AR Securitization Facilities, and there was $75.0 million borrowing capacity remaining under the Repurchase Facility, in accordance with the agreements governing the AR Securitization Facilities. The commitment fee based on the amount of unused commitments under the AR Facility was immaterial for each of the three and six months ended June 30, 2019 and 2018. As of August 5, 2019, there were $85.0 million of outstanding borrowings under the AR Facility, at a borrowing rate of approximately 3.3%, and $75.0 million of outstanding borrowings under the Repurchase Facility, at a borrowing rate of approximately 3.5%.

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)

Senior Unsecured Notes

On June 14, 2019, two of our wholly owned subsidiaries, Outfront Media Capital LLC (“Finance LLC”) and Outfront Media Capital Corporation (“Finance Corp.” and, together with Finance LLC, the “Borrowers”), issued $650.0 million aggregate principal amount of 5.000% Senior Unsecured Notes due 2027 (the “Notes”) in a private placement. The Notes are fully and unconditionally guaranteed on a senior unsecured basis by the Company and each of its direct and indirect domestic subsidiaries that guarantee the Senior Credit Facilities. Interest on the Notes is payable on February 15 and August 15 of each year, beginning on February 15, 2020.

On or after August 15, 2022, the Borrowers may redeem at any time, or from time to time, some or all of the Notes. Prior to such date, the Borrowers may redeem up to 40% of the aggregate principal amount of the aggregate principal amount with the proceeds of certain equity offerings, provided that at least 50% of the aggregate principal amount of the Notes remain outstanding after the redemption.

On July 15, 2019, we used the net proceeds from the Notes to, among other things, redeem all of our outstanding $550.0 million,5.250% Senior Unsecured Notes due 2022 (the “Old Notes”), pay accrued and unpaid interest on the Old Notes, pay fees and expenses in connection with the Notes offering and Old Notes redemption, and recorded a loss on extinguishment of debt of $11.0 million relating to the Old Notes.

As of June 30, 2019, a premium of $2.0 million on $100.0 million aggregate principal amount of the 5.625% Senior Unsecured Notes due 2024, remains unamortized. The premium is being amortized through Interest expense, net, on the Consolidated Statement of Operations.

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

The terms of the Credit Agreement (and under certain circumstances, the agreements governing the AR Securitization Facilities) require that we maintain a Consolidated Net Secured Leverage Ratio, which is the ratio of (i) our consolidated secured debt (less up to $150.0 million of unrestricted cash) to (ii) our Consolidated EBITDA (as defined in the Credit Agreement) for the trailing four consecutive quarters, of no greater than 4.0 to 1.0. As of June 30, 2019, our Consolidated Net Secured Leverage Ratio was 1.0 to 1.0 in accordance with the Credit Agreement. The Credit Agreement also requires that, in connection with the incurrence of certain indebtedness, we satisfy a Consolidated Total Leverage Ratio, which is the ratio of our consolidated total debt to our Consolidated EBITDA for the trailing four consecutive quarters, of no greater than 6.0 to 1.0. As of June 30, 2019, our Consolidated Total Leverage Ratio was 5.5 to 1.0 in accordance with the Credit Agreement. As of June 30, 2019, we are in compliance with our debt covenants.

Deferred Financing Costs

As of June 30, 2019, we had deferred $30.7 million in fees and expenses associated with the Term Loan, Revolving Credit Facility, AR Securitization Facilities and our senior unsecured notes. We are amortizing the deferred fees through Interest expense, net, on our Consolidated Statement of Operations over the respective terms of the Term Loan, Revolving Credit Facility, AR Securitization Facilities and our senior unsecured notes.

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)

Interest Rate Swap Agreements

We have several interest rate cash flow swap agreements to effectively convert a portion of our LIBOR-based variable rate debt to a fixed rate and hedge our interest rate risk related to such variable rate debt. The fair value of these swap positions was a net liability of approximately $5.2 million as of June 30, 2019, and $2.4 million as of December 31, 2018, and is included in Other liabilities on our Consolidated Statement of Financial Position.

As of June 30, 2019, under the terms of the agreements, we will pay interest based on an aggregate notional amount of $200.0 million, under a weighted-average fixed interest rate of 2.7%, with a receive rate of one-month LIBOR and which mature at various dates until June 30, 2022. The one-month LIBOR rate was approximately 2.4% as of June 30, 2019.

Fair Value

Under the fair value hierarchy, observable inputs such as unadjusted quoted prices in active markets for identical assets or liabilities are defined as Level 1; observable inputs other than quoted prices included within Level 1 that are either directly or indirectly observable for the asset or liability are defined as Level 2; and unobservable inputs for the asset or liability are defined as Level 3. The aggregate fair value of our debt, which is estimated based on quoted market prices of similar liabilities, was approximately $2.9 billion as of June 30, 2019, and $2.3 billion as of December 31, 2018. The fair value of our debt as of both June 30, 2019, and December 31, 2018, is classified as Level 2. The aggregate fair value loss associated with our interest rate cash flow swap agreements was approximately $5.2 million as of June 30, 2019, and $2.4 million as of December 31, 2018. The aggregate fair value of our interest rate cash flow swap agreements as of both June 30, 2019 and December 31, 2018, is classified as Level 2.

Note 10. Equity

As of June 30, 2019, 450,000,000 shares of our common stock, par value $0.01 per share, were authorized; 143,340,846 shares were issued and outstanding; and 50,000,000 shares of our preferred stock, par value $0.01 per share, were authorized with no shares issued and outstanding.

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

During the six months ended June 30, 2019, we made distributions of $1.1 million to holders of the Class A equity interests, which are recorded in Dividends on our Consolidated Statements of Equity and Consolidated Statements of Cash Flows. As of June 30, 2019, 593,893 Class A equity interests have been redeemed for shares of the Company’s common stock.

In the six months ended June 30, 2019, we issued 7,043 shares of our common stock under the OUTFRONT Media Inc. Amended and Restated Omnibus Stock Incentive Plan, valued at $0.1 million, to a consultant for services rendered.

We have a sales agreement in connection with an “at-the-market” equity offering program (the “ATM Program”), under which we may, from time to time, issue and sell shares of our common stock up to an aggregate offering price of $300.0 million. We have no obligation to sell any of our common stock under the sales agreement and may at any time suspend solicitations and offers under the sales agreement. During the three months ended June 30, 2019, 1,400,000 shares of our common stock were sold under the ATM Program for gross proceeds of $35.0 million with commissions of $0.5 million, for total net proceeds of $34.5 million. During the six months ended June 30, 2019, 2,150,000 shares of our common stock were sold under the ATM Program for gross proceeds of $52.0 million with commissions of $0.8 million, for total net proceeds of $51.2 million. As of June 30, 2019, we had approximately $232.5 million of capacity remaining under the ATM Program.

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)

On July 25, 2019, we announced that our board of directors approved a quarterly cash dividend of $0.36 per share on our common stock, payable on September 27, 2019, to stockholders of record at the close of business on September 6, 2019.

Note 11. Revenues

The following table summarizes revenues by source:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2019	2018	2019	2018
Billboard:
Static displays	$229.1	$217.2	$423.4	$406.7
Digital displays	66.2	53.3	113.2	95.2
Other	10.5	9.9	20.2	17.8
Billboard revenues	305.8	280.4	556.8	519.7
Transit:
Static displays	97.1	84.0	176.1	151.8
Digital displays	28.4	14.0	45.0	24.7
Other	12.9	10.3	21.7	17.6
Total transit revenues	138.4	108.3	242.8	194.1
Sports marketing and other	15.7	13.0	32.0	25.8
Transit and other revenues	154.1	121.3	274.8	219.9
Total revenues	$459.9	$401.7	$831.6	$739.6

Rental income was $296.1 million in the three months ended June 30, 2019, $271.2 million in the three months ended June 30, 2018, $538.1 million in the six months ended June 30, 2019, and $503.1 million in the six months ended June 30, 2018, and is recorded in Billboard revenues on the Consolidated Statement of Operations.

The following table summarizes revenues by geography:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2019	2018	2019	2018
United States:
Billboard	$285.1	$262.5	$521.3	$488.8
Transit and other	134.5	104.7	236.7	188.3
Sports marketing and other	15.7	13.0	32.0	25.8
Total United States revenues	435.3	380.2	790.0	702.9
Canada	24.6	21.5	41.6	36.7
Total revenues	$459.9	$401.7	$831.6	$739.6

We recognized substantially all of the Deferred revenues on the Consolidated Statement of Financial Position as of December 31, 2018, during the three months ended March 31, 2019.

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)

Note 12. Restructuring Charges

For the three months ended June 30, 2018, we recorded restructuring charges of $0.2 million, which was recorded in Other for severance charges primarily associated with the reorganization of our Sports Marketing operating segment. For the six months ended June 30, 2019, we recorded restructuring charges of $0.3 million associated with the elimination of a corporate management position. For the six months ended June 30, 2018, we recorded restructuring charges of $1.3 million, of which $0.8 million was recorded in Other for severance charges primarily associated with the reorganization of our Sports Marketing operating segment and $0.5 million was recorded in our U.S. Media segment for severance charges associated with the reorganization of various departments. As of June 30, 2019, $0.6 million in restructuring reserves remain outstanding and is included in Other current liabilities on the Consolidated Statement of Financial Position.

Note 13. Acquisitions

We completed several asset acquisitions for a total purchase price of approximately $29.4 million in the six months ended June 30, 2019, and $4.3 million in the six months ended June 30, 2018.

In the second quarter of 2018, we entered into an agreement to acquire 14 digital and 7 static billboard displays in California for a total estimated purchase price of $35.4 million. As of June 30, 2019, we have completed this acquisition except with respect to 4 digital displays, which we expect to acquire in the second half of 2019 for an estimated purchase price of $9.2 million, subject to customary closing conditions and the timing of site development.

In the first quarter of 2019, we entered into an agreement to acquire four digital billboard displays in Atlanta, Georgia, for an aggregate purchase price of $24.0 million. In connection with the execution of the agreement, we paid a deposit of $5.0 million to an escrow agent, which is included in Other assets on our Consolidated Statement of Financial Position. The transaction is expected to close in 2019 or in the first quarter of 2020, subject to customary closing conditions.

Note 14. Stock-Based Compensation

Effective as of June 10, 2019, we amended the OUTFRONT Media Inc. Amended and Restated Omnibus Stock Incentive Plan (the “Stock Plan”) to, among other things, increase the number of shares of our common stock reserved for issuance under our prior plan by 5,100,000 shares, so that the aggregate number of shares reserved for issuance under the Stock Plan is 13,100,000 shares of our common stock.

The following table summarizes our stock-based compensation expense for the three and six months ended June 30, 2019 and 2018.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2019	2018	2019	2018
Stock-based compensation expenses (restricted share units (“RSUs”) and performance-based RSUs (“PRSUs”)), before income taxes	$5.5	$5.6	$10.8	$10.6
Tax benefit	(0.4)	(0.4)	(0.7)	(0.7)
Stock-based compensation expense, net of tax	$5.1	$5.2	$10.1	$9.9

As of June 30, 2019, total unrecognized compensation cost related to non-vested RSUs and PRSUs was $34.8 million, which is expected to be recognized over a weighted average period of 2.2 years.

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)

RSUs and PRSUs

The following table summarizes activity for the six months ended June 30, 2019, of RSUs and PRSUs issued to our employees.

	Activity	Weighted Average Per Share Grant Date Fair Market Value
Non-vested as of December 31, 2018	1,723,980	$22.39
Granted:
RSUs	828,274	21.57
PRSUs	376,418	21.41
Vested:
RSUs	(584,870)	21.99
PRSUs	(246,542)	21.99
Forfeitures:
RSUs	(31,009)	22.23
PRSUs	(5,250)	22.17
Non-vested as of June 30, 2019	2,061,001	22.05

Stock Options

The following table summarizes activity for the six months ended June 30, 2019, of stock options issued to our employees.

	Activity	Weighted Average Exercise Price
Outstanding as of December 31, 2018	141,847	$23.08
Exercised	(15,319)	10.78
Outstanding as of June 30, 2019	126,528	24.57

Exercisable as of June 30, 2019	126,528	24.57

Note 15. Retirement Benefits

The following table presents the components of net periodic pension cost and amounts recognized in other comprehensive income (loss) for our pension plans:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2019	2018	2019	2018
Components of net periodic pension cost:
Service cost	$0.4	$0.4	$0.9	$0.8
Interest cost	0.5	0.4	1.0	0.9
Expected return on plan assets	(0.6)	(0.5)	(1.3)	(1.1)
Amortization of net actuarial losses(a)	0.1	0.2	0.3	0.3
Net periodic pension cost	$0.4	$0.5	$0.9	$0.9

(a)	Reflects amounts reclassified from accumulated other comprehensive income to net income.

In the six months ended June 30, 2019, we contributed $0.7 million to our pension plans. In 2019, we expect to contribute approximately $1.6 million to our pension plans.

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

Tax years 2015 to present are open for examination by the tax authorities. We are currently under examination by the Internal Revenue Service for the 2016 tax year and by New York State for the 2014 tax year. In the second quarter of 2019, we have recorded a provision for uncertain tax positions of $4.5 million to correct an error related to prior open tax years.

Our effective income tax rate represents a combined annual effective tax rate for federal, state, local and foreign taxes applied to interim operating results.

In the three and six months ended June 30, 2019 and 2018, our effective tax rate differed from the U.S. federal statutory income tax rate primarily due to our REIT status, including the dividends paid deduction, the impact of state and local taxes, and the effect of foreign operations.

Note 17. Earnings Per Share (“EPS”)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2019	2018	2019	2018
Net income (loss) available for common stockholders, diluted	$50.3	$(5.2)	$56.4	$3.9
Less: Distributions to holders of Class A equity interests of a subsidiary	0.5	0.7	1.1	1.4
Less: Undistributed earnings allocable to Class A equity interests	0.1	—	—	—
Net income (loss) available for common stockholders, basic	$49.7	$(5.9)	$55.3	$2.5

Weighted average shares for basic EPS	142.3	139.2	141.5	139.0
Dilutive potential shares from grants of RSUs, PRSUs and stock options(a)	0.6	—	0.5	0.3
Weighted average shares for diluted EPS	142.9	139.2	142.0	139.3

(a)
The potential impact of an aggregate 0.1 million granted RSUs, PRSUs and stock options in the three months ended June 30, 2019, 1.3 million in the three months ended June 30, 2018, 0.1 million in the six months ended June 30, 2019, and 1.0 million in the six months ended June 30, 2018, were antidilutive.

(b)
The potential impact of 1.5 million shares of Class A equity interests of Outfront Canada in the three months ended June 30, 2019, 2.0 million in the three months ended June 30, 2018, 1.6 million in the six months ended June 30, 2019, and 2.0 million in the six months ended June 30, 2018, was antidilutive. (See Note 10. Equity to the Consolidated Financial Statements.)

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

Under the New York Metropolitan Transportation Authority (the “MTA”) agreement, we are obligated to deploy, over a number of years, (i) 8,565 digital advertising screens on subway and train platforms and entrances, (ii) 37,716 smaller-format digital advertising screens on rolling stock, and (iii) 7,829 MTA communications displays. In addition, we are obligated to pay to the MTA the greater of a percentage of revenues or a guaranteed minimum annual payment. Incremental revenues that exceed an annual base revenue amount will be retained by us for the cost of deploying advertising and communications displays throughout the transit system. As presented in the table below, MTA equipment deployment costs are being recorded as Prepaid MTA equipment deployment costs and Intangible assets on our Consolidated Statement of Financial Position, and as these costs are recouped from incremental revenues that the MTA would otherwise be entitled to receive, Prepaid MTA equipment deployment costs will be reduced. If incremental revenues generated over the term of the agreement are not sufficient to cover all or a portion of the equipment deployment costs, the costs will not be recouped, which could have an adverse effect on our business, financial condition and results of operation. As of June 30, 2019, 2,768 digital displays had been installed, of which 804 installations occurred in the three months ended June 30, 2019, for a total of 1,539 installations in the six months ended June 30, 2019. For the full year of 2019, we expect our MTA equipment deployment costs to be approximately $150.0 million.

(in millions)	Beginning Balance	Deployment Costs Incurred	Recoupment	Amortization	Ending Balance
Six months ended June 30, 2019:
Prepaid MTA equipment deployment costs	$79.5	$58.6	$(12.4)	$—	$125.7
Intangible assets (franchise agreements)	14.8	12.5	—	(1.2)	26.1
Total	$94.3	$71.1	$(12.4)	$(1.2)	$151.8

Year ended December 31, 2018:
Prepaid MTA equipment deployment costs	$4.7	$76.5	$(1.7)	$—	$79.5
Intangible assets (franchise agreements)	0.9	14.7	—	(0.8)	14.8
Total	$5.6	$91.2	$(1.7)	$(0.8)	$94.3

Letters of Credit

We have indemnification obligations with respect to letters of credit and surety bonds primarily used as security against non-performance in the normal course of business. As of June 30, 2019, the outstanding letters of credit were approximately $209.0 million and outstanding surety bonds were approximately $26.6 million, and were not recorded on the Consolidated Statements of Financial Position.

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

The following tables set forth our financial performance by segment.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2019	2018	2019	2018
Revenues:
U.S. Media	$419.6	$367.2	$758.0	$677.1
Other	40.3	34.5	73.6	62.5
Total revenues	$459.9	$401.7	$831.6	$739.6

We present Operating income before Depreciation, Amortization, Net gain (loss) on dispositions, Stock-based compensation, Restructuring charges and an Impairment charge (“Adjusted OIBDA”) as the primary measure of profit and loss for our operating segments.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2019	2018	2019	2018
Net income (loss)	$50.3	$(5.2)	$56.4	$3.9
Provision for income taxes	6.2	8.1	5.2	1.4
Equity in earnings of investee companies, net of tax	(1.7)	(1.2)	(2.5)	(2.0)
Interest expense, net	33.9	31.0	66.6	61.0
Other (income) expense, net	—	0.2	(0.1)	0.3
Operating income	88.7	32.9	125.6	64.6
Restructuring charges	—	0.2	0.3	1.3
Net (gain) loss on dispositions	0.4	(2.7)	(1.1)	(2.9)
Impairment charge	—	42.9	—	42.9
Depreciation and amortization	49.0	46.3	94.8	89.9
Stock-based compensation	5.5	5.6	10.8	10.6
Total Adjusted OIBDA	$143.6	$125.2	$230.4	$206.4

Adjusted OIBDA:
U.S. Media	$145.8	$131.2	$240.4	$220.1
Other	8.8	4.2	10.0	3.4
Corporate	(11.0)	(10.2)	(20.0)	(17.1)
Total Adjusted OIBDA	$143.6	$125.2	$230.4	$206.4

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2019	2018	2019	2018
Operating income (loss):
U.S. Media	$101.9	$93.8	$157.4	$144.4
Other	3.3	(45.1)	(0.7)	(52.1)
Corporate	(16.5)	(15.8)	(31.1)	(27.7)
Total operating income	$88.7	$32.9	$125.6	$64.6

Net (gain) loss on dispositions:
U.S. Media	$0.2	$(2.7)	$(1.3)	$(2.9)
Other	0.2	—	0.2	—
Total (gain) loss on dispositions	$0.4	$(2.7)	$(1.1)	$(2.9)

Impairment charge:
Other	$—	$42.9	$—	$42.9
Total impairment charge	$—	$42.9	$—	$42.9

Depreciation and amortization:
U.S. Media	$43.7	$40.1	$84.3	$78.1
Other	5.3	6.2	10.5	11.8
Total depreciation and amortization	$49.0	$46.3	$94.8	$89.9

Capital expenditures:
U.S. Media	$21.0	$25.6	$38.3	$40.0
Other	0.5	4.0	1.3	6.4
Total capital expenditures	$21.5	$29.6	$39.6	$46.4

	As of
(in millions)	June 30, 2019	December 31, 2018
Assets:
U.S. Media	$4,937.7	$3,610.0
Other	291.1	202.5
Corporate	436.2	16.2
Total assets	$5,665.0	$3,828.7

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

	As of June 30, 2019
(in millions)	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Current assets:
Cash and cash equivalents	$—	$428.0	$1.7	$45.1	$—	$474.8
Receivables, less allowance	—	—	55.7	246.2	(24.0)	277.9
Other current assets	—	1.7	178.7	7.6	(93.9)	94.1
Total current assets	—	429.7	236.1	298.9	(117.9)	846.8
Property and equipment, net	—	—	609.6	50.8	—	660.4
Goodwill	—	—	2,060.0	22.4	—	2,082.4
Intangible assets	—	—	476.7	74.5	—	551.2
Operating lease assets	—	—	1,288.6	100.4	—	1,389.0
Investment in subsidiaries	1,097.7	3,483.6	291.9	—	(4,873.2)	—
Prepaid MTA equipment deployment costs	—	—	77.3	—	—	77.3
Other assets	—	1.7	53.0	3.2	—	57.9
Intercompany	—	—	81.0	91.8	(172.8)	—
Total assets	$1,097.7	$3,915.0	$5,174.2	$642.0	$(5,163.9)	$5,665.0

Total current liabilities	$—	$566.1	$386.6	$124.5	$(117.9)	$959.3
Long-term debt, net	—	2,245.9	—	—	—	2,245.9
Deferred income tax liabilities, net	—	—	2.2	16.9	—	19.1
Operating lease liability	—	—	1,137.1	84.2	—	1,221.3
Asset retirement obligation	—	—	30.3	4.5	—	34.8
Deficit in excess of investment of subsidiaries	—	—	2,385.9	—	(2,385.9)	—
Other liabilities	—	5.3	42.6	1.8	—	49.7
Intercompany	—	—	91.8	81.0	(172.8)	—
Total liabilities	—	2,817.3	4,076.5	312.9	(2,676.6)	4,530.1
Total stockholders’ equity	1,097.7	1,097.7	1,097.7	291.9	(2,487.3)	1,097.7
Non-controlling interests	—	—	—	37.2	—	37.2
Total equity	1,097.7	1,097.7	1,097.7	329.1	(2,487.3)	1,134.9
Total liabilities and equity	$1,097.7	$3,915.0	$5,174.2	$642.0	$(5,163.9)	$5,665.0

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

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)

	Three Months Ended June 30, 2019
(in millions)	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Billboard	$—	$—	$284.4	$21.4	$—	$305.8
Transit and other	—	—	150.4	3.7	—	154.1
Total revenues	—	—	434.8	25.1	—	459.9
Expenses:
Operating	—	—	227.1	13.2	—	240.3
Selling, general and administrative	0.4	—	77.4	3.7	—	81.5
Net loss on dispositions	—	—	0.3	0.1	—	0.4
Depreciation	—	—	18.8	2.6	—	21.4
Amortization	—	—	25.2	2.4	—	27.6
Total expenses	0.4	—	348.8	22.0	—	371.2
Operating income (loss)	(0.4)	—	86.0	3.1	—	88.7
Interest expense, net	—	(31.9)	(0.7)	(1.3)	—	(33.9)
Income (loss) before benefit (provision) for income taxes and equity in earnings of investee companies	(0.4)	(31.9)	85.3	1.8	—	54.8
Benefit (provision) for income taxes	—	—	(6.4)	0.2	—	(6.2)
Equity in earnings of investee companies, net of tax	50.7	82.6	(28.2)	0.4	(103.8)	1.7
Net income	$50.3	$50.7	$50.7	$2.4	$(103.8)	$50.3

Net income	$50.3	$50.7	$50.7	$2.4	$(103.8)	$50.3
Total other comprehensive income, net of tax	2.5	2.5	2.5	4.5	(9.5)	2.5
Total comprehensive income	$52.8	$53.2	$53.2	$6.9	$(113.3)	$52.8

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

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)

	Six Months Ended June 30, 2019
(in millions)	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Billboard	$—	$—	$520.4	$36.4	$—	$556.8
Transit and other	—	—	268.8	6.0	—	274.8
Total revenues	—	—	789.2	42.4	—	831.6
Expenses:
Operating	—	—	432.0	25.2	—	457.2
Selling, general and administrative	0.8	0.1	147.3	6.6	—	154.8
Restructuring charges	—	—	0.3	—	—	0.3
Net gain on dispositions	—	—	(1.2)	0.1	—	(1.1)
Depreciation	—	—	37.2	5.3	—	42.5
Amortization	—	—	47.8	4.5	—	52.3
Total expenses	0.8	0.1	663.4	41.7	—	706.0
Operating income (loss)	(0.8)	(0.1)	125.8	0.7	—	125.6
Interest expense, net	—	(62.2)	(1.7)	(2.7)	—	(66.6)
Other income, net	—	—	—	0.1	—	0.1
Income (loss) before benefit (provision) for income taxes and equity in earnings of investee companies	(0.8)	(62.3)	124.1	(1.9)	—	59.1
Benefit (provision) for income taxes	—	—	(6.6)	1.4	—	(5.2)
Equity in earnings of investee companies, net of tax	57.2	119.5	(60.3)	0.6	(114.5)	2.5
Net income	$56.4	$57.2	$57.2	$0.1	$(114.5)	$56.4

Net income	$56.4	$57.2	$57.2	$0.1	$(114.5)	$56.4
Total other comprehensive income, net of tax	4.3	4.3	4.3	7.1	(15.7)	4.3
Total comprehensive income	$60.7	$61.5	$61.5	$7.2	$(130.2)	$60.7

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

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)

	Six Months Ended June 30, 2019
(in millions)	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash flow provided by (used for) operating activities	$(0.8)	$(58.6)	$133.2	$9.7	$—	$83.5
Investing activities:
Capital expenditures	—	—	(35.5)	(4.1)	—	(39.6)
Acquisitions	—	—	(34.4)	—	—	(34.4)
MTA franchise rights	—	—	(10.7)	—	—	(10.7)
Net proceeds from dispositions	—	—	2.2	—	—	2.2
Net cash flow used for investing activities	—	—	(78.4)	(4.1)	—	(82.5)
Financing activities:
Proceeds from long-term debt borrowings	—	705.0	—	—	—	705.0
Repayments of long-term debt borrowings	—	(55.0)	—	—	—	(55.0)
Proceeds from borrowings under short-term debt facilities	—	—	—	30.0	—	30.0
Repayments of borrowings under short-term debt facilities	—	—	(75.0)	(115.0)	—	(190.0)
Payments of deferred financing costs	—	(8.6)	—	—	—	(8.6)
Proceeds from shares issued under the ATM Program	50.9	—	—	—	—	50.9
Taxes withheld for stock-based compensation	—	—	(7.7)	—	—	(7.7)
Dividends	(102.8)	—	—	(1.1)	—	(103.9)
Intercompany	52.7	(166.8)	29.6	84.5	—	—
Net cash flow provided by (used for) financing activities	0.8	474.6	(53.1)	(1.6)	—	420.7
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	—	—	0.4	—	0.4
Net increase in cash, cash equivalents and restricted cash	—	416.0	1.7	4.4	—	422.1
Cash, cash equivalents and restricted cash at beginning of period	—	12.0	1.4	40.7	—	54.1
Cash, cash equivalents and restricted cash at end of period	$—	$428.0	$3.1	$45.1	$—	$476.2

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)

	Six Months Ended June 30, 2018
(in millions)	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash flow provided by (used for) operating activities	$(0.8)	$(55.6)	$130.6	$(6.0)	$—	$68.2
Investing activities:
Capital expenditures	—	—	(39.7)	(6.7)	—	(46.4)
Acquisitions	—	—	(4.3)	—	—	(4.3)
MTA franchise rights	—	—	(6.1)	—	—	(6.1)
Net proceeds from dispositions	—	—	3.4	—	—	3.4
Net cash flow used for investing activities	—	—	(46.7)	(6.7)	—	(53.4)
Financing activities:
Proceeds from long-term debt borrowings	—	79.0	—	—	—	79.0
Repayments of long-term debt borrowings	—	(10.0)	—	—	—	(10.0)
Proceeds from borrowings under short-term debt facilities	—	—	—	75.0	—	75.0
Repayments of borrowings under short-term debt facilities	—	—	—	(55.0)	—	(55.0)
Payments of deferred financing costs	—	(0.1)	—	—	—	(0.1)
Taxes withheld for stock-based compensation	—	—	(8.1)	—	—	(8.1)
Dividends	(100.6)	—	—	(1.4)	—	(102.0)
Intercompany	101.4	(14.3)	(74.0)	(13.1)	—	—
Net cash flow provided by (used for) financing activities	0.8	54.6	(82.1)	5.5	—	(21.2)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	—	—	(0.2)	—	(0.2)
Net increase (decrease) in cash, cash equivalents and restricted cash	—	(1.0)	1.8	(7.4)	—	(6.6)
Cash, cash equivalents and restricted cash at beginning of period	—	10.2	3.7	34.4	—	48.3
Cash, cash equivalents and restricted cash at end of period	$—	$9.2	$5.5	$27.0	$—	$41.7

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with our historical consolidated financial statements and the notes thereto appearing in our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the Securities and Exchange Commission (the “SEC”) on February 27, 2019, and the unaudited consolidated financial statements and the notes thereto included in this Quarterly Report on Form 10-Q. This MD&A contains forward-looking statements that involve numerous risks and uncertainties. The forward-looking statements are subject to a number of important factors, including, but not limited to, those factors discussed in the sections entitled “Risk Factors” in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on February 27, 2019, and the section entitled “Cautionary Statement Regarding Forward-Looking Statements” in this Quarterly Report on Form 10-Q, that could cause our actual results to differ materially from the results described herein or implied by such forward-looking statements. Except as otherwise indicated or unless the context otherwise requires, all references in this Quarterly Report on Form 10-Q to (i) “OUTFRONT Media,” “the Company,” “we,” “our,” “us” and “our company” mean OUTFRONT Media Inc., a Maryland corporation, and unless the context requires otherwise, its consolidated subsidiaries, and (ii) the “25 largest markets in the U.S.,” “150 markets in the U.S. and Canada” and “Nielsen Designated Market Areas” are based, in whole or in part, on Nielsen Media Research’s Designated Market Area rankings as of January 1, 2019.

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

Business

We are one of the largest providers of advertising space on out-of-home advertising structures and sites across the U.S. and Canada. Our inventory consists of billboard displays, which are primarily located on the most heavily traveled highways and roadways in top Nielsen Designated Market Areas (“DMAs”), and transit advertising displays operated under exclusive multi-year contracts with municipalities in large cities across the U.S. and Canada. We also have marketing and multimedia rights agreements with colleges, universities and other educational institutions, which entitle us to operate on-campus advertising displays, as well as manage marketing opportunities, media rights and experiential entertainment at sports events. In total, we have displays in all of the 25 largest markets in the U.S. and 150 markets in the U.S. and Canada. Our top market, high profile location focused portfolio includes sites such as the Bay Bridge in San Francisco, various locations along Sunset Boulevard in Los Angeles, and sites in and around both Grand Central Station and Times Square in New York. The breadth and depth of our portfolio provides our customers with a range of options to address their marketing objectives, from national, brand-building campaigns to hyper-local campaigns that drive customers to the advertiser’s website or retail location “one mile down the road.”

In addition to providing location-based displays, we also focus on delivering audiences to our customers. Using Geopath, the out-of-home advertising industry’s audience measurement system, we provide advertisers with the size and demographic composition of the audience that is exposed to individual displays or a complete campaign. As part of our technology platform, we are also developing hardware and software solutions for enhanced demographic and location targeting, and engaging ways to connect with consumers on-the-go. Additionally, our OUTFRONT Mobile Network allows our customers to further leverage location targeting with interactive mobile advertising that uses geofence technology and other data to push mobile ads to consumers within a pre-defined radius around a corresponding billboard display or other designated advertising location. Further, our social influencer add-on product allows our customers to leverage location targeting with social sharing amplification.

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

U.S. Media. Our U.S. Media segment generated 23% of its revenues in the New York City metropolitan area in the three months ended June 30, 2019, 22% in the three months ended June 30, 2018, 23% in the six months ended June 30, 2019 and 22% in the six months ended June 30, 2018, and generated 15% in the Los Angeles metropolitan area in each of the three months ended June 30, 2019 and 2018, and 16% in each of the six months ended June 30, 2019 and 2018. In the three months ended June 30, 2019, our U.S. Media segment generated $419.6 million of Revenues and $145.8 million of Operating income before Depreciation, Amortization, Net (gain) loss on dispositions, Stock-based compensation, Restructuring charges and an Impairment charge (“Adjusted OIBDA”). In the three months ended June 30, 2018, our U.S. Media segment generated $367.2 million of Revenues and $131.2 million of Adjusted OIBDA. In the six months ended June 30, 2019, our U.S. Media segment generated $758.0 million of Revenues and $240.4 million of Adjusted OIBDA. In the six months ended June 30, 2018, our U.S. Media segment generated $677.1 million of Revenues and $220.1 million of Adjusted OIBDA. (See the “Segment Results of Operations” section of this MD&A.)

Other (includes International and Sports Marketing). In the three months ended June 30, 2019, Other generated $40.3 million of Revenues and $8.8 million of Adjusted OIBDA. In the three months ended June 30, 2018, Other generated $34.5 million of Revenues and $4.2 million of Adjusted OIBDA. In the six months ended June 30, 2019, Other generated $73.6 million of Revenues and $10.0 million of Adjusted OIBDA. In the six months ended June 30, 2018, Other generated $62.5 million of Revenues and $3.4 million of Adjusted OIBDA.

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

We have built or converted 45 new digital billboard displays in the United States and 3 in Canada during the six months ended June 30, 2019. Additionally, in the six months ended June 30, 2019, we entered into marketing arrangements to sell advertising on 13 third-party digital billboard displays in the U.S. and 12 third-party digital billboard displays in Canada. In the six months ended June 30, 2019, we have built, converted or replaced 1,724 digital transit and other displays in the United States. The following table sets forth information regarding our digital displays.

	Digital Revenues (in millions) for the Six Months Ended June 30, 2019(a)			Number of Digital Displays as of June 30, 2019(a)
Location	Digital Billboard	Digital Transit and Other	Total Digital Revenues	Digital Billboard Displays	Digital Transit and Other Displays	Total Digital Displays
United States	$99.0	$44.9	$143.9	1,021	4,680	5,701
Canada	14.2	0.1	14.3	197	93	290
Total	$113.2	$45.0	$158.2	1,218	4,773	5,991

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

We have a diversified base of customers across various industries. During the three months ended June 30, 2019, our largest categories of advertisers were retail, computers/internet and professional services, which represented approximately 9%, 8% and 8% of our total U.S. Media segment revenues, respectively. During the three months ended June 30, 2018, our largest categories of advertisers were retail, computers/internet and entertainment, which represented approximately 8%, 8% and 7% of our total U.S. Media segment revenues, respectively. During the six months ended June 30, 2019, our largest categories of advertisers were retail, professional services and computers/internet, which represented approximately 9%, 8% and 8% of our total U.S. Media segment revenues, respectively. During the six months ended June 30, 2018, our largest categories of advertisers were retail, computers/internet and healthcare/pharmaceuticals, each of which represented approximately 8%, 8% and 7% of our total U.S. Media segment revenues, respectively.

Our large-scale portfolio allows our customers to reach a national audience and also provides the flexibility to tailor campaigns to specific regions or markets. In the three months ended June 30, 2019, we generated approximately 45% of our U.S. Media segment revenues from national advertising campaigns compared to approximately 43% in the same prior-year period. In each of the six months ended June 30, 2019 and 2018, we generated approximately 43% of our U.S. Media segment revenues from national advertising campaigns.

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

	Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%
(in millions, except percentages)	2019	2018	Change	2019	2018	Change
Revenues	$459.9	$401.7	14%	$831.6	$739.6	12%
Organic revenues(a)(b)	459.9	400.9	15	831.6	738.1	13
Operating income	88.7	32.9	170	125.6	64.6	94
Adjusted OIBDA(b)	143.6	125.2	15	230.4	206.4	12
Adjusted OIBDA(b) margin	31%	31%		28%	28%
Funds from operations (“FFO”)(b)	90.6	74.1	22	132.7	119.4	11
Adjusted FFO (“AFFO”)(b)	96.3	77.2	25	135.5	115.3	18
Net income (loss)	50.3	(5.2)	*	56.4	3.9	*

•	Calculation is not meaningful.

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

Reconciliation of Non-GAAP Financial Measures

The following table reconciles Operating income to Adjusted OIBDA, and Net income to FFO and AFFO.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions, except per share amounts)	2019	2018	2019	2018
Total revenues	$459.9	$401.7	$831.6	$739.6

Operating income	$88.7	$32.9	$125.6	$64.6
Restructuring charges	—	0.2	0.3	1.3
Net (gain) loss on dispositions	0.4	(2.7)	(1.1)	(2.9)
Impairment charge	—	42.9	—	42.9
Depreciation	21.4	21.3	42.5	42.4
Amortization	27.6	25.0	52.3	47.5
Stock-based compensation	5.5	5.6	10.8	10.6
Adjusted OIBDA	$143.6	$125.2	$230.4	$206.4
Adjusted OIBDA margin	31%	31%	28%	28%

Net income (loss)	$50.3	$(5.2)	$56.4	$3.9
Depreciation of billboard advertising structures	15.9	17.1	32.2	34.1
Amortization of real estate-related intangible assets	10.9	10.6	21.8	21.2
Amortization of direct lease acquisition costs	13.0	11.1	23.3	19.8
Net (gain) loss on disposition of real estate assets	0.4	(2.7)	(1.1)	(2.9)
Impairment charge	—	42.9	—	42.9
Adjustment related to equity-based investments	0.1	—	0.1	0.1
Income tax effect of adjustments(a)	—	0.3	—	0.3
FFO	$90.6	$74.1	$132.7	$119.4

FFO	$90.6	$74.1	$132.7	$119.4
Non-cash portion of income taxes	1.7	2.4	(0.1)	(4.5)
Cash paid for direct lease acquisition costs	(10.0)	(8.0)	(24.0)	(20.5)
Maintenance capital expenditures	(4.5)	(7.0)	(8.6)	(10.1)
Restructuring charges	—	0.2	0.3	1.3
Other depreciation	5.5	4.2	10.3	8.3
Other amortization	3.7	3.3	7.2	6.5
Stock-based compensation	5.5	5.6	10.8	10.6
Non-cash effect of straight-line rent	1.5	0.4	2.6	0.5
Accretion expense	0.7	0.6	1.3	1.2
Amortization of deferred financing costs	1.6	1.4	3.0	2.8
Income tax effect of adjustments(b)	—	—	—	(0.2)
AFFO	$96.3	$77.2	$135.5	$115.3

(a)	Income tax effect relate to Net gain on disposition of real estate assets.

(b)	Income tax effect related to Restructuring charges.

FFO in the three months ended June 30, 2019, of $90.6 million increased $16.5 million, or 22%, compared to the same prior-year period, primarily due to higher net income, partially offset by an impairment charge recorded in 2018. AFFO in the three months ended June 30, 2019, of $96.3 million increased $19.1 million, or 25%, compared to the same prior-year period, due to higher operating income, partially offset by higher interest expense and higher cash paid for direct lease acquisition costs. FFO in the six months ended June 30, 2019, of $132.7 million increased $13.3 million, or 11%, compared to the same prior-year period, primarily due to higher net income and higher amortization of direct lease acquisition costs, partially offset by an impairment charge recorded in 2018. AFFO in the six months ended June 30, 2019, of $135.5 million increased $20.2 million, or 18%, compared to the same prior-year period, due to higher operating income, partially offset by higher interest expense and higher cash paid for direct lease acquisition costs.

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

	Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%
(in millions, except percentages)	2019	2018	Change	2019	2018	Change
Revenues:
Billboard	$305.8	$280.4	9%	$556.8	$519.7	7%
Transit and other	154.1	121.3	27	274.8	$219.9	25
Total revenues	$459.9	$401.7	14	$831.6	$739.6	12

Organic revenues(a):
Billboard	$305.8	$279.8	9	$556.8	$518.5	7
Transit and other	154.1	121.1	27	274.8	219.6	25
Total organic revenues(a)	459.9	400.9	15	831.6	738.1	13
Non-organic revenues:
Billboard	—	0.6	*	—	1.2	*
Transit and other	—	0.2	*	—	0.3	*
Total non-organic revenues	—	0.8	*	—	1.5	*
Total revenues	$459.9	$401.7	14	$831.6	$739.6	12

•	Calculation is not meaningful.

(a)	Organic revenues exclude the impact of foreign currency exchange rates (“non-organic revenues”).

Total revenues increased by $58.2 million, or 14%, and organic revenues increased $59.0 million, or 15%, in the three months ended June 30, 2019, compared to the same prior-year period. Total revenues increased by $92.0 million, or 12%, and organic revenues increased $93.5 million, or 13%, in the six months ended June 30, 2019, compared to the same prior-year period.

In the three and six months ended June 30, 2018, non-organic revenues reflect the impact of foreign currency exchange rates.

Total billboard revenues increased $25.4 million, or 9%, in the three months ended June 30, 2019, compared to the same prior-year period, principally driven by an increase in average revenue per display (yield) and the conversion of traditional static billboard displays to digital billboard displays. Total billboard revenues increased $37.1 million, or 7%, in the six months ended June 30, 2019, compared to the same prior-year period, principally driven by an increase in average revenue per display (yield) and the conversion of traditional static billboard displays to digital billboard displays.

Organic billboard revenues in the three months ended June 30, 2019, increased $26.0 million, or 9%, compared to the same prior-year period, due to an increase in average revenue per display (yield) and the conversion of traditional static billboard displays to digital billboard displays. Organic billboard revenues in the six months ended June 30, 2019, increased $38.3 million, or 7%, compared to the same prior-year period, due to an increase in average revenue per display (yield) and the conversion of traditional static billboard displays to digital billboard displays.

Total transit and other revenues increased $32.8 million, or 27%, in the three months ended June 30, 2019, compared to the same prior-year period, driven by an increase in average revenue per display (yield), growth in digital displays and the net effect of won and lost franchises in the period (primarily the San Francisco Bay Area Rapid Transit (“BART”) transit franchise). Total transit and other revenues increased $54.9 million, or 25%, in the six months ended June 30, 2019, compared to the same prior-year period, driven by an increase in average revenue per display (yield), growth in digital displays, the net effect of won and lost franchises in the period (primarily the BART transit franchise) and an increase in third-party digital equipment sales.

The increase in organic transit and other revenues in the three and six months ended June 30, 2019, compared to the same prior-year period, is due to an increase in average revenue per display (yield), growth in digital displays, the net effect of won and lost franchises in the period (primarily the BART transit franchise) and an increase in third-party digital equipment sales.

Expenses

	Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%
(in millions, except percentages)	2019	2018	Change	2019	2018	Change
Expenses:
Operating	$240.3	$212.0	13%	$457.2	$409.1	12%
Selling, general and administrative	81.5	70.1	16	154.8	134.7	15
Restructuring charges	—	0.2	*	0.3	1.3	(77)
Net (gain) loss on dispositions	0.4	(2.7)	*	(1.1)	(2.9)	(62)
Impairment charge	—	42.9	*	—	42.9	*
Depreciation	21.4	21.3	—	42.5	42.4	—
Amortization	27.6	25.0	10	52.3	47.5	10
Total expenses	$371.2	$368.8	1	$706.0	$675.0	5

*	Calculation is not meaningful.

Operating Expenses

	Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%
(in millions, except percentages)	2019	2018	Change	2019	2018	Change
Operating expenses:
Billboard property lease	$101.7	$94.5	8%	$197.7	$188.0	5%
Transit franchise	73.6	59.2	24	131.7	106.5	24
Posting, maintenance and other	65.0	58.3	11	127.8	114.6	12
Total operating expenses	$240.3	$212.0	13	$457.2	$409.1	12

Billboard property lease expenses represented 33% of billboard revenues in the three months ended June 30, 2019, 34% in the three months ended June 30, 2018, and 36% in each of the six months ended June 30, 2019 and 2018.

Transit franchise expenses represented 59% of transit display revenues in the three months ended June 30, 2019 and 60% in the same prior-year period. Transit franchise expenses represented 60% of transit display revenues in each of the six months ended June 30, 2019 and 2018.

Billboard property lease and transit franchise expenses increased by $21.6 million in the three months ended June 30, 2019, compared to the same prior-year period. Billboard property lease and transit franchise expenses increased by $34.9 million in the six months ended June 30, 2019, compared to the same prior-year period.

Posting, maintenance and other expenses increased $6.7 million, or 11%, in the three months ended June 30, 2019, compared to the same prior-year period, primarily due to higher posting and rotation costs, higher compensation and benefits-related costs and higher expenses related to our Sports Marketing operating segment. Posting, maintenance and other expenses increased $13.2 million, or 12%, in the six months ended June 30, 2019, compared to the same prior-year period, primarily due to higher expenses related to our Sports Marketing operating segment, higher posting and rotation costs, higher costs related to third-party equipment sales and higher compensation and benefits-related costs.

Selling, General and Administrative Expenses (“SG&A”)

SG&A expenses represented 18% of Revenues in the three months ended June 30, 2019, and 17% in the three months ended June 30, 2018. SG&A expenses increased $11.4 million, or 16%, in the three months ended June 30, 2019, compared to the same prior-year period, primarily due to higher compensation and other employee-related costs, higher bad debt expense and higher professional fees. SG&A expenses represented 19% of Revenues in the six months ended June 30, 2019, and 18% in the six months ended June 30, 2018. SG&A expenses increased $20.1 million, or 15%, in the six months ended June 30, 2019, compared to the same prior-year period, primarily due to higher compensation and other employee-related costs, higher bad debt expense and higher professional fees.

Net (Gain) Loss on Dispositions

Net loss on dispositions was $0.4 million for the three months ended June 30, 2019, compared to a Net gain on dispositions of $2.7 million for the same prior-year period. Net gain on dispositions was $1.1 million for the six months ended June 30, 2019, compared to $2.9 million for the same prior-year period. The gain for the six months ended June 30, 2019, primarily related to the sale of an office location.

Impairment Charge

As a result of an impairment analysis performed during the second quarter of 2018, we determined that the carrying value of our Canadian reporting unit exceeded its fair value and we recorded an impairment charge of $42.9 million in the Consolidated Statements of Operations.

Depreciation

Depreciation increased $0.1 million in both the three and six months ended June 30, 2019, compared to the same prior-year periods.

Amortization

Amortization increased $2.6 million, or 10%, in the three months ended June 30, 2019, compared to the same prior-year period, principally driven by higher direct lease acquisition costs and higher amortization of intangible assets. Amortization of direct lease acquisition costs was $13.0 million in the three months ended June 30, 2019 and $11.1 million in the three months ended June 30, 2018. Capitalized direct lease acquisition costs were $13.0 million in the three months ended June 30, 2019 and $11.1 million in the three months ended June 30, 2018. Amortization increased $4.8 million, or 10%, in the six months ended June 30, 2019, compared to the same prior-year period, principally driven by higher direct lease acquisition costs and higher amortization of intangible assets. Amortization of direct lease acquisition costs was $23.3 million in the six months ended June 30, 2019 and $19.8 million in the six months ended June 30, 2018. Capitalized direct lease acquisition costs were $23.3 million in the six months ended June 30, 2019 and $19.8 million in the six months ended June 30, 2018.

Interest Expense, Net

Interest expense, net, was $33.9 million (including $1.6 million of deferred financing costs) in the three months ended June 30, 2019, and $31.0 million (including $1.4 million of deferred financing costs) in the same prior-year period. The increase in Interest expense, net, was primarily due to higher interest rates and a higher outstanding average debt balance. Interest expense, net, was $66.6 million (including $3.0 million of deferred financing costs) in the six months ended June 30, 2019, and $61.0 million (including $2.8 million of deferred financing costs) in the same prior-year period. The increase in Interest expense, net, was primarily due to higher interest rates and a higher outstanding average debt balance.

Provision for Income Taxes

Provision for income taxes was $6.2 million in the three months ended June 30, 2019, a decrease of $1.9 million compared to the same prior-year period, due primarily to a decrease in the effective tax rate for Canada. Provision for income taxes was $5.2 million in the six months ended June 30, 2019, an increase of $3.8 million compared to the same prior-year period, due primarily to an increase in the provision for uncertain tax positions and improved performance of our taxable REIT subsidiaries (“TRSs”).

Net Income (Loss)

Net income was $50.3 million in the three months ended June 30, 2019, compared to a Net loss of $5.2 million in the same prior-year period, due primarily to higher operating income, partially offset by higher interest expense. Net income was $56.4 million in the six months ended June 30, 2019, an increase of $52.5 million compared to the same prior-year period, due primarily to a higher operating income, partially offset by higher interest expense.

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

The following table presents our Revenues, Adjusted OIBDA and Operating income (loss) by segment in the three and six months ended June 30, 2019 and 2018.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2019	2018	2019	2018
Revenues:
U.S. Media	$419.6	$367.2	$758.0	$677.1
Other	40.3	34.5	73.6	62.5
Total revenues	459.9	401.7	831.6	739.6

Operating income	$88.7	$32.9	$125.6	$64.6
Restructuring charges	—	0.2	0.3	1.3
Net (gain) loss on dispositions	0.4	(2.7)	(1.1)	(2.9)
Impairment charge	—	42.9	—	42.9
Depreciation	21.4	21.3	42.5	42.4
Amortization	27.6	25.0	52.3	47.5
Stock-based compensation	5.5	5.6	10.8	10.6
Total Adjusted OIBDA	$143.6	$125.2	$230.4	$206.4

Adjusted OIBDA:
U.S. Media	$145.8	$131.2	$240.4	$220.1
Other	8.8	4.2	10.0	3.4
Corporate	(11.0)	(10.2)	(20.0)	(17.1)
Total Adjusted OIBDA	$143.6	$125.2	$230.4	$206.4

Operating income (loss):
U.S. Media	$101.9	$93.8	$157.4	$144.4
Other	3.3	(45.1)	(0.7)	(52.1)
Corporate	(16.5)	(15.8)	(31.1)	(27.7)
Total operating income	$88.7	$32.9	$125.6	$64.6

U.S. Media

	Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%
(in millions, except percentages)	2019	2018	Change	2019	2018	Change
Revenues:
Billboard	$285.1	$262.5	9%	$521.3	$488.8	7%
Transit and other	134.5	104.7	28	236.7	188.3	26
Total revenues	419.6	367.2	14	758.0	677.1	12
Operating expenses	(217.3)	(189.3)	15	(410.7)	(364.8)	13
SG&A expenses	(56.5)	(46.7)	21	(106.9)	(92.2)	16
Adjusted OIBDA	$145.8	$131.2	11	$240.4	$220.1	9
Adjusted OIBDA margin	35%	36%		32%	33%

Operating income	$101.9	$93.8	9	$157.4	$144.4	9
Restructuring charges	—	—	*	—	0.5	*
Net (gain) loss on dispositions	0.2	(2.7)	*	(1.3)	(2.9)	(55)
Depreciation and amortization	43.7	40.1	9	84.3	78.1	8
Adjusted OIBDA	$145.8	$131.2	11	$240.4	$220.1	9

*	Calculation is not meaningful.

Total U.S. Media segment revenues increased $52.4 million, or 14%, in the three months ended June 30, 2019, compared to the same prior-year period. Total U.S. Media segment revenues increased $80.9 million, or 12%, in the six months ended June 30, 2019, compared to the same prior-year period.

Total U.S. Media segment revenue increased 14% in the three months ended June 30, 2019, reflecting an increase in average revenue per display (yield), growth in transit digital displays and the conversion of traditional static billboard displays to digital billboard displays. In the three months ended June 30, 2019, we generated approximately 45% of our U.S. Media segment revenues from national advertising campaigns compared to approximately 43% in the same prior-year period. Total U.S. Media segment revenue increased 12% in the six months ended June 30, 2019, reflecting an increase in average revenue per display (yield), growth in transit digital displays and the conversion of traditional static billboard displays to digital billboard displays. In each of the six months ended June 30, 2019 and 2018, we generated approximately 43% of our U.S. Media segment revenues from national advertising campaigns.

Revenues from U.S. Media segment billboards increased $22.6 million, or 9%, in the three months ended June 30, 2019, compared to the same prior-year period, reflecting an increase in average revenue per display (yield) and the conversion of traditional static billboard displays to digital billboard displays. Revenues from U.S. Media segment billboards increased $32.5 million, or 7%, in the six months ended June 30, 2019, compared to the same prior-year period, reflecting an increase in average revenue per display (yield) and the conversion of traditional static billboard displays to digital billboard displays.

Transit and other revenues in the U.S. Media segment increased $29.8 million, or 28%, in the three months ended June 30, 2019, compared to the same prior-year period, reflecting an increase in average revenue per display (yield), growth in digital displays and the net effect of won and lost franchises in the period (primarily the BART transit franchise). Transit and other revenues in the U.S. Media segment increased $48.4 million, or 26%, in the six months ended June 30, 2019, compared to the same prior-year period, reflecting an increase in average revenue per display (yield), growth in digital displays and the net effect of won and lost franchises in the period (primarily the BART transit franchise).

U.S. Media segment operating expenses increased $28.0 million, or 15%, in the three months ended June 30, 2019, compared to the same prior-year period, primarily due to increased costs related to the New York Metropolitan Transportation Authority (the “MTA”) agreement as a result of increased transit revenues and increased costs related to the BART transit franchise agreement, and an increase in billboard lease costs. U.S. Media segment SG&A expenses increased $9.8 million, or 21%, in the three months ended June 30, 2019, compared to the same prior-year period, primarily due to higher compensation and other employee-related costs, higher bad debt expense and higher professional fees. U.S. Media segment operating expenses increased $45.9 million, or 13%, in the six months ended June 30, 2019, compared to the same prior-year period, primarily due to increased costs related to the MTA agreement as a result of increased transit revenues and increased costs related to the BART transit franchise agreement, and an increase in billboard lease costs. U.S. Media segment SG&A expenses increased $14.7 million, or 16%, in the six months ended June 30, 2019, compared to the same prior-year period, primarily due to higher compensation and other employee-related costs, higher bad debt expense and higher professional fees.

U.S. Media segment Adjusted OIBDA increased $14.6 million, or 11%, in the three months ended June 30, 2019, compared to the same prior-year period. Adjusted OIBDA margin was 35% in the three months ended June 30, 2019, and 36% in the three months ended June 30, 2018. U.S. Media segment Adjusted OIBDA increased $20.3 million, or 9%, in the six months ended June 30, 2019, compared to the same prior-year period. Adjusted OIBDA margin was 32% in the six months ended June 30, 2019, and 33% in the six months ended June 30, 2018.

Other

	Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%
(in millions, except percentages)	2019	2018	Change	2019	2018	Change
Revenues:
Billboard	$20.7	$17.9	16%	$35.5	$30.9	15%
Transit and other	19.6	16.6	18	38.1	31.6	21
Total revenues	$40.3	$34.5	17	$73.6	$62.5	18

Organic revenues(a):
Billboard	$20.7	$17.3	20	$35.5	$29.7	20
Transit and other	19.6	16.4	20	38.1	31.3	22
Total organic revenues(a)	40.3	33.7	20	73.6	61.0	21
Non-organic revenues:
Billboard	—	0.6	*	—	1.2	*
Transit and other	—	0.2	*	—	0.3	*
Total non-organic revenues	—	0.8	*	—	1.5	*
Total revenues	40.3	34.5	17	73.6	62.5	18
Operating expenses	(23.0)	(22.7)	1	(46.5)	(44.3)	5
SG&A expenses	(8.5)	(7.6)	12	(17.1)	(14.8)	16
Adjusted OIBDA	$8.8	$4.2	110	$10.0	$3.4	194
Adjusted OIBDA margin	22%	12%		14%	5%

Operating income (loss)	$3.3	$(45.1)	(107)	$(0.7)	$(52.1)	(99)
Restructuring charges	—	0.2	*	—	0.8	*
Net gain on dispositions	0.2	—	*	0.2	—	*
Impairment charge	—	42.9	*	—	42.9	*
Depreciation and amortization	5.3	6.2	(15)	10.5	11.8	(11)
Adjusted OIBDA	$8.8	$4.2	110	$10.0	$3.4	194

*	Calculation is not meaningful.

(a)	Organic revenues exclude the impact of foreign currency exchange rates (“non-organic revenues”).

Total Other revenues increased $5.8 million, or 17%, in the three months ended June 30, 2019, compared to the same prior-year period, reflecting improved performance in Canada and our Sports Marketing operating segment. Total Other revenues increased $11.1 million, or 18%, in the six months ended June 30, 2019, compared to the same prior-year period, reflecting improved performance in Canada and our Sports Marketing operating segment, as well as an increase in third-party digital sales.

Other operating expenses increased $0.3 million, or 1%, in the three months ended June 30, 2019, compared to the same prior-year period, driven by higher expenses related to our Sports Marketing operating segment. Other SG&A expenses increased

$0.9 million, or 12%, in the three months ended June 30, 2019, compared to the prior-year period, primarily driven by higher costs related to Canada and our Sports Marketing operating segment. Other operating expenses increased $2.2 million, or 5%, in the six months ended June 30, 2019, compared to the same prior-year period, driven by higher costs related to third-party digital equipment sales and higher costs related to our Sports Marketing operating segment, partially offset by lower costs in Canada. Other SG&A expenses increased $2.3 million, or 16%, in the six months ended June 30, 2019, compared to the prior-year period, primarily driven by higher expenses related to our Sports Marketing operating segment and Canada.

Other Adjusted OIBDA increased $4.6 million, or 110%, in the three months ended June 30, 2019, compared to the same prior-year period, primarily driven by improved performance in Canada and our Sports Marketing operating segment. Other Adjusted OIBDA increased $6.6 million, or 194%, in the six months ended June 30, 2019, compared to the same prior-year period, primarily driven by improved performance in Canada.

Corporate

Corporate expenses primarily include expenses associated with employees who provide centralized services. Corporate expenses, excluding stock-based compensation, were $11.0 million in the three months ended June 30, 2019, compared to $10.2 million in the same prior-year period, primarily due to higher compensation-related expenses. Corporate expenses, excluding stock-based compensation, were $20.0 million in the six months ended June 30, 2019, compared to $17.1 million in the same prior-year period, primarily due to higher compensation-related expenses and higher professional fees.

Liquidity and Capital Resources

	As of
(in millions, except percentages)	June 30, 2019	December 31, 2018	% Change
Assets:
Cash and cash equivalents	$474.8	$52.7	*
Restricted cash	1.4	1.4	—%
Receivables, less allowance ($12.1 in 2019 and $10.7 in 2018)	277.9	264.9	5
Prepaid lease and transit franchise costs	12.7	69.3	(82)
Prepaid MTA equipment deployment costs	48.4	18.9	156
Other prepaid expenses	24.6	13.9	77
Other current assets	7.0	8.4	(17)
Total current assets	846.8	429.5	97
Liabilities:
Accounts payable	60.3	56.5	7
Accrued compensation	36.2	47.1	(23)
Accrued interest	19.2	19.1	1
Accrued lease and transit franchise costs	46.2	44.2	5
Other accrued expenses	39.9	31.2	28
Deferred revenues	30.9	29.8	4
Short-term debt	546.4	160.0	*
Short-term operating lease liabilities	161.7	—	*
Other current liabilities	18.5	14.7	26
Total current liabilities	959.3	402.6	138
Working capital (deficit)	$(112.5)	$26.9	*

•	Calculation is not meaningful.

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

The working capital deficit as of June 30, 2019, is primarily due to the impact of the adoption of the new lease accounting standard (see Note 2. New Accounting Standards to the Consolidated Financial Statements), which resulted in the recognition of short-term operating lease liabilities and a decline in Prepaid lease and transit franchise costs on our Consolidated Statement of Financial Position, partially offset by an increase in Prepaid MTA equipment deployment costs.

Under the MTA agreement, we are obligated to deploy, over a number of years, (i) 8,565 digital advertising screens on subway and train platforms and entrances, (ii) 37,716 smaller-format digital advertising screens on rolling stock, and (iii) 7,829 MTA communications displays. In addition, we are obligated to pay to the MTA the greater of a percentage of revenues or a guaranteed minimum annual payment. Incremental revenues that exceed an annual base revenue amount will be retained by us for the cost of deploying advertising and communications displays throughout the transit system. As presented in the table below, MTA equipment deployment costs are being recorded as Prepaid MTA equipment deployment costs and Intangible assets on our Consolidated Statement of Financial Position, and as these costs are recouped from incremental revenues that the MTA would otherwise be entitled to receive, Prepaid MTA equipment deployment costs will be reduced. If incremental revenues generated over the term of the agreement are not sufficient to cover all or a portion of the equipment deployment costs, the costs will not be recouped, which could have an adverse effect on our business, financial condition and results of operation. We expect to utilize incremental third-party financing of approximately $350.0 million within the original four-year time frame to fund equipment deployment costs. As of June 30, 2019, our letters of credit for the benefit of the MTA aggregated approximately $136.0 million, which amount is subject to change as equipment installations are completed and revenues are generated. As indicated in the table below, we incurred $71.1 million related to MTA equipment deployment costs in the six months ended June 30, 2019 (which includes equipment deployment costs related to future deployments), for a total of $167.9 million to date, of which $14.1 million had been recouped from incremental revenues to date. As of June 30, 2019, 2,768 digital displays had been installed, of which 804 installations occurred in the three months ended June 30, 2019, for a total of 1,539 installations in the six months ended June 30, 2019. For the full year of 2019, we expect our MTA equipment deployment costs to be approximately $150.0 million. In addition, we expect transit franchise operating expenses to gradually increase if our revenues increase over an annual base revenue amount.

(in millions)	Beginning Balance	Deployment Costs Incurred	Recoupment	Amortization	Ending Balance
Six months ended June 30, 2019:
Prepaid MTA equipment deployment costs	$79.5	$58.6	$(12.4)	$—	$125.7
Intangible assets (franchise agreements)	14.8	12.5	—	(1.2)	26.1
Total	$94.3	$71.1	$(12.4)	$(1.2)	$151.8

Year ended December 31, 2018:
Prepaid MTA equipment deployment costs	$4.7	$76.5	$(1.7)	$—	$79.5
Intangible assets (franchise agreements)	0.9	14.7	—	(0.8)	14.8
Total	$5.6	$91.2	$(1.7)	$(0.8)	$94.3

As of June 30, 2019, we had total indebtedness of $2.8 billion.

On July 25, 2019, we announced that our board of directors approved a quarterly cash dividend of $0.36 per share on our common stock, payable on September 27, 2019, to stockholders of record at the close of business on September 6, 2019.

Debt

Debt, net, consists of the following:

	As of
(in millions, except percentages)	June 30, 2019	December 31, 2018
Short-term debt:
AR Facility	$—	$85.0
Repurchase Facility	—	75.0
5.250% senior unsecured notes, due 2022	549.7	—
Debt issuance costs	(3.3)	—
Total short-term debt	546.4	160.0

Long-term debt:
Term loan, due 2024	668.3	668.1

Senior unsecured notes:
5.250% senior unsecured notes, due 2022	—	549.7
5.625% senior unsecured notes, due 2024	502.0	502.2
5.875% senior unsecured notes, due 2025	450.0	450.0
5.000% senior unsecured notes, due 2027	650.0	—
Total senior unsecured notes	1,602.0	1,501.9

Debt issuance costs	(24.4)	(20.4)
Total long-term debt, net	2,245.9	2,149.6

Total debt, net	$2,792.3	$2,309.6

Weighted average cost of debt	5.2%	5.1%

	Payments Due by Period
(in millions)	Total	2019	2020-2021	2022-2023	2024 and thereafter
Long-term debt	$2,820.0	$550.0	$—	$—	$2,270.0
Interest	759.9	110.9	237.0	229.7	182.3
Total	$3,579.9	$660.9	$237.0	$229.7	$2,452.3

Term Loan

The interest rate on the term loan due in 2024 (the “Term Loan”) was 4.4% per annum as of June 30, 2019. As of June 30, 2019, a discount of $1.7 million on the Term Loan remains unamortized. The discount is being amortized through Interest expense, net, on the Consolidated Statement of Operations.

On July 8, 2019, we made a payment of $50.0 million on the Term Loan.

Revolving Credit Facility

We also have a $430.0 million revolving credit facility, which matures in 2022 (the “Revolving Credit Facility,” together with the Term Loan, the “Senior Credit Facilities”).

As of June 30, 2019, there were no outstanding borrowings under the Revolving Credit Facility. As of August 5, 2019, there were $40.0 million of outstanding borrowings under the Revolving Credit Facility, at a borrowing rate of approximately 4.4%.

The commitment fee based on the amount of unused commitments under the Revolving Credit Facility was $0.3 million in the three months ended June 30, 2019, $0.3 million in the three months ended June 30, 2018, $0.7 million in the six months ended June 30, 2019, and $0.6 million in the six months ended June 30, 2018. As of June 30, 2019, we had issued letters of credit totaling approximately $66.0 million against the letter of credit facility sublimit under the Revolving Credit Facility.

Standalone Letter of Credit Facilities

As of June 30, 2019, we had issued letters of credit totaling approximately $143.0 million under our aggregate $150.0 million standalone letter of credit facilities. The total fees under the letter of credit facilities were immaterial in each of the three and six months ended June 30, 2019 and 2018.

Accounts Receivable Securitization Facilities

As of June 30, 2019, we had a $100.0 million revolving accounts receivable securitization facility (the “AR Facility”) which terminates in June 2021, unless extended, and a 364-day uncommitted $75.0 million structured repurchase facility (the “Repurchase Facility” and together with the AR Facility, the “AR Securitization Facilities”).

On July 19, 2019, the Company, certain subsidiaries of the Company and MUFG Bank, Ltd. (“MUFG”) entered into amendments to the agreements governing the AR Securitization Facilities, along with other agreements with MUFG, pursuant to which the Company (i) granted the Purchasers (as defined below) a security interest in the existing and future accounts receivable and certain related assets of the Company’s TRSs as additional collateral under the AR Facility, (ii) increased the borrowing capacity under the AR Facility from $100.0 million to $125.0 million, (ii) increased the borrowing capacity under the Repurchase Facility from $75.0 million to $90.0 million, (iii) extended the term of the AR Facility so that it will now terminate on June 30, 2022, unless further extended, and (iv) extended the term of the Repurchase Facility so that it will now terminate on June 30, 2020, unless further extended. The amendments to the agreements governing the AR Securitization Facilities do not change how we account for the AR Securitization Facilities as a collateralized financing activity.

In connection with the AR Securitization Facilities, as amended, Outfront Media LLC and Outfront Media Outernet Inc., each a wholly-owned subsidiary of the Company, and certain of the Company’s TRSs (the “Originators”), will sell and/or contribute their respective existing and future accounts receivable and certain related assets to either Outfront Media Receivables LLC, a special purpose vehicle and wholly-owned subsidiary of the Company relating to the Company’s qualified REIT subsidiary accounts receivable assets (the “QRS SPV”) or Outfront Media Receivables TRS, LLC a special purpose vehicle and wholly-owned subsidiary of the Company relating to the Company’s TRS accounts receivable assets (the “TRS SPV” and together with the QRS SPV, the “SPVs”). The SPVs will transfer undivided interests in their respective accounts receivable assets to certain purchasers from time to time (the “Purchasers”). The SPVs are separate legal entities with their own separate creditors who will be entitled to access the SPVs’ assets before the assets become available to the Company. Accordingly, the SPVs’ assets are not available to pay creditors of the Company or any of its subsidiaries, although collections from the receivables in excess of amounts required to repay the Purchasers and other creditors of the SPVs may be remitted to the Company. Outfront Media LLC will service the accounts receivables on behalf of the SPVs for a fee. The Company has agreed to guarantee the performance of the Originators and Outfront Media LLC, in its capacity as servicer, of their respective obligations under the agreements governing the AR Facility. Neither the Company, the Originators nor the SPVs guarantee the collectability of the receivables under the AR Facility. Further, the TRS SPV and the QRS SPV are jointly and severally liable for their respective obligations under the agreements governing the AR Facility.

In connection with the Repurchase Facility, the Originators may borrow funds collateralized by subordinated notes (the “Subordinated Notes”) issued by the SPVs in favor of their respective Originators and representing a portion of the outstanding balance of the accounts receivable assets sold by the Originators to the SPVs under the AR Facility. The Subordinated Notes will be transferred to MUFG, as repurchase buyer, on an uncommitted basis, and subject to repurchase by the applicable Originators on termination of the Repurchase Facility. The Originators have granted MUFG a security interest in the Subordinated Notes to secure their obligations under the agreements governing the Repurchase Facility, and the Company has agreed to guarantee the Originators’ obligations under the agreements governing the Repurchase Facility.

As of June 30, 2019, there were no outstanding borrowings under either the AR Facility or the Repurchase Facility. As of June 30, 2019, borrowing capacity remaining under the AR Facility was $100.0 million based on approximately $230.5 million of accounts receivable used as collateral for the AR Securitization Facilities, and there was $75.0 million borrowing capacity remaining under the Repurchase Facility, in accordance with the agreements governing the AR Securitization Facilities. The commitment fee based on the amount of unused commitments under the AR Facility was immaterial for each of the three and six months ended June 30, 2019 and 2018. As of August 5, 2019, there were $85.0 million of outstanding borrowings under the AR Facility, at a borrowing rate of approximately 3.3%, and $75.0 million of outstanding borrowings under the Repurchase Facility, at a borrowing rate of approximately 3.5%.

Senior Unsecured Notes

On June 14, 2019, two of our wholly owned subsidiaries, Outfront Media Capital LLC (“Finance LLC”) and Outfront Media Capital Corporation (“Finance Corp.” and, together with Finance LLC, the “Borrowers”), issued $650.0 million aggregate principal amount of 5.000% Senior Unsecured Notes due 2027 (the “Notes”) in a private placement. The Notes are fully and unconditionally guaranteed on a senior unsecured basis by the Company and each of its direct and indirect domestic subsidiaries that guarantee the Senior Credit Facilities. Interest on the Notes is payable on February 15 and August 15 of each year, beginning on February 15, 2020.

On or after August 15, 2022, the Borrowers may redeem at any time, or from time to time, some or all of the Notes. Prior to such date, the Borrowers may redeem up to 40% of the aggregate principal amount of the aggregate principal amount with the proceeds of certain equity offerings, provided that at least 50% of the aggregate principal amount of the Notes remain outstanding after the redemption.

On July 15, 2019, we used the net proceeds from the Notes to, among other things, redeem all of our outstanding $550.0 million 5.250% Senior Unsecured Notes due 2022 (the “Old Notes”), pay accrued and unpaid interest on the Old Notes, pay fees and expenses in connection with the Notes offering and the Old Notes redemption, and recorded a loss on extinguishment of debt of $11.0 million relating to the Old Notes.

As of June 30, 2019, a premium of $2.0 million on $100.0 million aggregate principal amount of the 5.625% Senior Unsecured Notes due 2024, remains unamortized. The premium is being amortized through Interest expense, net, on the Consolidated Statement of Operations.

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

The terms of the Credit Agreement (and under certain circumstances, the agreements governing the AR Securitization Facilities) require that we maintain a Consolidated Net Secured Leverage Ratio, which is the ratio of (i) our consolidated secured debt (less up to $150.0 million of unrestricted cash) to (ii) our Consolidated EBITDA (as defined in the Credit Agreement) for the trailing four consecutive quarters, of no greater than 4.0 to 1.0. As of June 30, 2019, our Consolidated Net Secured Leverage Ratio was 1.0 to 1.0 in accordance with the Credit Agreement. The Credit Agreement also requires that, in connection with the incurrence of certain indebtedness, we satisfy a Consolidated Total Leverage Ratio, which is the ratio of our consolidated total debt to our Consolidated EBITDA for the trailing four consecutive quarters, of no greater than 6.0 to 1.0. As of June 30, 2019, our Consolidated Total Leverage Ratio was 5.5 to 1.0 in accordance with the Credit Agreement. As of June 30, 2019, we are in compliance with our debt covenants.

Deferred Financing Costs

As of June 30, 2019, we had deferred $30.7 million in fees and expenses associated with the Term Loan, Revolving Credit Facility, AR Securitization Facilities and our senior unsecured notes. We are amortizing the deferred fees through Interest expense, net, on our Consolidated Statement of Operations over the respective terms of the Term Loan, Revolving Credit Facility, AR Securitization Facilities and our senior unsecured notes.

Interest Rate Swap Agreements

We have several interest rate cash flow swap agreements to effectively convert a portion of our LIBOR-based variable rate debt to a fixed rate and hedge our interest rate risk related to such variable rate debt. The fair value of these swap positions was a net liability of approximately $5.2 million as of June 30, 2019, and $2.4 million as of December 31, 2018, and is included in Other liabilities on our Consolidated Statement of Financial Position.

As of June 30, 2019, under the terms of the agreements, we will pay interest based on an aggregate notional amount of $200.0 million, under a weighted-average fixed interest rate of 2.7%, with a receive rate of one-month LIBOR and which mature at various dates until June 30, 2022. The one-month LIBOR rate was approximately 2.4% as of June 30, 2019.

At-the-Market Equity Offering Program

We have a sales agreement in connection with an “at-the-market” equity offering program (the “ATM Program”), under which we may, from time to time, issue and sell shares of our common stock up to an aggregate offering price of $300.0 million. We have no obligation to sell any of our common stock under the sales agreement and may at any time suspend solicitations and offers under the sales agreement. During the three months ended June 30, 2019, 1,400,000 shares of our common stock were sold under the ATM Program for gross proceeds of $35 million with commissions of $0.5 million, for total net proceeds of $34.5 million. During the six months ended June 30, 2019, 2,150,000 shares of our common stock were sold under the ATM Program for gross proceeds of $52.0 million with commissions of $0.8 million, for total net proceeds of $51.2 million. As of June 30, 2019, we had approximately $232.5 million of capacity remaining under the ATM Program.

Cash Flows

The following table presents our cash flows in the six months ended June 30, 2019 and 2018.

	Six Months Ended
	June 30,		%
(in millions, except percentages)	2019	2018	Change
Cash provided by operating activities	$83.5	$68.2	22%
Cash used for investing activities	(82.5)	(53.4)	54
Cash provided by (used) for financing activities	420.7	(21.2)	*
Effect of exchange rate changes on cash, cash equivalents and restricted cash	0.4	(0.2)	*
Net increase (decrease) in cash, cash equivalents and restricted cash	$422.1	$(6.6)	*

*	Calculation is not meaningful.

Cash provided by operating activities increased $15.3 million in the six months ended June 30, 2019, compared to the same prior-year period, principally as a result of higher net income, as adjusted for non-cash items, partially offset by an increase in prepaid MTA equipment deployment costs. In the six months ended June 30, 2019, we paid $58.6 million related to MTA equipment deployment costs and installed 1,539 digital displays. In the six months ended June 30, 2019, we recouped $12.4 million of MTA equipment deployment costs from incremental revenues. In the six months ended June 30, 2018, we paid $31.8 million related to MTA equipment deployment costs.

Cash used for investing activities increased $29.1 million in the six months ended June 30, 2019, compared to the same prior-year period. In the six months ended June 30, 2019, we incurred $39.6 million in capital expenditures and total cash payments of approximately $34.4 million related to acquisitions. In the six months ended June 30, 2018, we incurred $46.4 million in capital expenditures and completed several acquisitions for total cash payments of approximately $4.3 million.

The following table presents our capital expenditures in the six months ended June 30, 2019 and 2018.

	Six Months Ended
	June 30,		%
(in millions, except percentages)	2019	2018	Change
Growth	$31.0	$36.3	(15)%
Maintenance	8.6	10.1	(15)
Total capital expenditures	$39.6	$46.4	(15)

Capital expenditures decreased $6.8 million, or 15%, in the six months ended June 30, 2019, compared to the same prior-year period, due to the timing of payments for spending on digital billboard and/or transit display projects and lower spending on improvements to our static displays, partially offset by higher spending on safety and office remodel projects.

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

Cash provided by financing activities was $420.7 million in the six months ended June 30, 2019, compared to Cash used for financing activities of $21.2 million. In the six months ended June 30, 2019, we incurred debt of $650.0 million in connection with the Notes offering, received net proceeds of $50.9 million related to the sale of our common stock under the ATM Program, made net payments of $160.0 million on the AR Securitization Facilities and paid cash dividends of $103.9 million. In the six months ended June 30, 2018, we drew net borrowings of $69.0 million on the Revolving Credit Facility, drew net borrowings of $20.0 million on the AR Facility and paid cash dividends of $102.0 million.

Cash paid for income taxes was $5.3 million for the six months ended June 30, 2019, compared to $5.9 million for the six months ended June 30, 2018.

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

We consider the following accounting policy to be the most critical as it is significant to our financial condition and results of operations, and requires significant judgment and estimates on the part of management in its application. For a summary of our significant accounting policies, see Item 8., Note 2. Summary of Significant Accounting Policies to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on February 27, 2019.

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

Forward-looking statements involve numerous risks and uncertainties and you should not rely on them as predictions of future events. Forward-looking statements depend on assumptions, data or methods that may be incorrect or imprecise and may not be able to be realized. We do not guarantee that the transactions and events described will happen as described (or that they will happen at all). The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:

•	Declines in advertising and general economic conditions;

•	Competition;

•	Government regulation;

•	Our inability to increase the number of digital advertising displays in our portfolio;

•	Our ability to implement our digital display platform and deploy digital advertising displays to our transit franchise partners;

•	Taxes, fees and registration requirements;

•	Our ability to obtain and renew key municipal contracts on favorable terms;

•	Decreased government compensation for the removal of lawful billboards;

•	Content-based restrictions on outdoor advertising;

•	Environmental, health and safety laws and regulations;

•	Seasonal variations;

•	Acquisitions and other strategic transactions that we may pursue could have a negative effect on our results of operations;

•	Dependence on our management team and other key employees;

•	The ability of our board of directors to cause us to issue additional shares of stock without stockholder approval;

•	Certain provisions of Maryland law may limit the ability of a third party to acquire control of us;

•	Our rights and the rights of our stockholders to take action against our directors and officers are limited;

•	Our substantial indebtedness;

•	Restrictions in the agreements governing our indebtedness;

•	Incurrence of additional debt;

•	Interest rate risk exposure from our variable-rate indebtedness;

•	Our ability to generate cash to service our indebtedness;

•	Cash available for distributions;

•	Hedging transactions;

•	Diverse risks in our Canadian business;

•	A breach of our security measures;

•	Changes in regulations and consumer concerns regarding privacy, information security and data, or any failure or perceived failure to comply with these regulations or our internal policies;

•	Asset impairment charges for our long-lived assets and goodwill;

•	Our failure to remain qualified to be taxed as a REIT;

•	REIT distribution requirements;

•	Availability of external sources of capital;

•	We may face other tax liabilities even if we remain qualified to be taxed as a REIT;

•	Complying with REIT requirements may cause us to liquidate investments or forgo otherwise attractive opportunities;

•	Our ability to contribute certain contracts to a TRS;

•	Our planned use of TRSs may cause us to fail to remain qualified to be taxed as a REIT;

•	REIT ownership limits;

•	Complying with REIT requirements may limit our ability to hedge effectively;

•	Failure to meet the REIT income tests as a result of receiving non-qualifying income;

•	The Internal Revenue Service (the “IRS”) may deem the gains from sales of our outdoor advertising assets to be subject to a 100% prohibited transaction tax;

•	Establishing operating partnerships as part of our REIT structure; and

•	U.S. federal tax reform legislation could affect us in ways that are difficult to anticipate.

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

We do not currently use derivatives or other financial instruments to mitigate our exposure to commodity price risk. However, we do enter into contracts with commodity providers to limit our exposure to commodity price fluctuations. For the year ended December 31, 2018, such contracts accounted for 18.9% of our total utility costs. As of August 5, 2019, we had active electricity purchase agreements with fixed contract rates for locations throughout Connecticut, Illinois, New Jersey, New York, Pennsylvania, Ohio and Texas, which expire at various dates until February 2022.

Foreign Exchange Risk

Foreign currency translation risk is the risk that exchange rate gains or losses arise from translating our Canadian business’s statements of earnings and statements of financial position from functional currency to our reporting currency (the U.S. Dollar) for consolidation purposes. Any gain or loss on translation is included within comprehensive income and Accumulated other comprehensive income on our Consolidated Statement of Financial Position. The functional currency of our international subsidiaries is their respective local currency. As of June 30, 2019, we have $5.4 million of unrecognized foreign currency translation losses included within Accumulated other comprehensive loss on our Consolidated Statement of Financial Position.

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

As of June 30, 2019, we had a $670.0 million variable-rate Term Loan due 2024 outstanding, which has an interest rate of 4.4% per year. An increase or decrease of 1/4% in our interest rate on the Term Loan will change our annualized interest expense by approximately $1.2 million.

We have several interest rate cash flow swap agreements to effectively convert a portion of our LIBOR-based variable rate debt to a fixed rate and hedge our interest rate risk related to such variable rate debt. The fair value of these swap positions was a net unrecognized loss of approximately $5.2 million as of June 30, 2019, and is included in Other liabilities on our Consolidated Statement of Financial Position. The following table provides information about our interest rate swap agreements, which are sensitive to changes in interest rates. Notional amounts are used to calculate the contractual cash flows to be exchanged under the agreements.

(in millions, except percentages)	2020	2021	2022	2023	2024	Thereafter	Total	Fair Value Loss as of 6/30/19
Pay fixed/receive variable	$—	$150.0	$50.0	$—	$—	$—	$200.0	$5.2
Average pay rate	2.7%	2.7%	1.8%	—%	—%	—%
Average receive rate(a)	one-month LIBOR	one-month LIBOR	one-month LIBOR	—	—	—

(a)	The one-month LIBOR rate was approximately 2.4% as of June 30, 2019.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

None.

Purchases of Equity Securities by the Issuer

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Remaining Authorizations
April 1, 2019 through April 30, 2019	—	$—	—	—
May 1, 2019 through May 31, 2019	—	—	—	—
June 1, 2019 through June 30, 2019	—	—	—	—
Total	—	—	—	—

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

See Exhibit Index immediately following this Item, which is incorporated herein by reference.

EXHIBIT INDEX

Exhibit Number	Description

3.1
Articles of Amendment and Restatement of OUTFRONT Media Inc. effective March 28, 2014, as amended by the Articles of Amendment of OUTFRONT Media Inc. effective November 20, 2014 and June 10, 2019 (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-36367), filed on June 10, 2019).

4.1
Indenture, dated as of June 14, 2019, by and among Outfront Media Capital LLC, Outfront Media Capital Corporation, the guarantors named therein and Deutsche Bank Trust Company Americas (including the Form of Senior Notes) (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-36367), filed on June 14, 2019).

10.1
OUTFRONT Media Inc. Amended and Restated Omnibus Stock Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-36367), filed on June 10, 2019).

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

Date: August 6, 2019