Form 10-Q
period 2019-09-30
OUTFRONT Media Inc.
filed 2019-11-05
CIK 1579877

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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

As of November 4, 2019, the number of shares outstanding of the registrant’s common stock was 143,524,982.

OUTFRONT MEDIA INC.
QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2019

PART 1

Item 1.    Financial Statements.

OUTFRONT Media Inc.
Consolidated Statements of Financial Position
(Unaudited)

	As of
(in millions)	September 30, 2019	December 31, 2018
Assets:
Current assets:
Cash and cash equivalents	$58.3	$52.7
Restricted cash	5.4	1.4
Receivables, less allowance ($11.9 in 2019 and $10.7 in 2018)	290.7	264.9
Prepaid lease and transit franchise costs	12.5	69.3
Prepaid MTA equipment deployment costs (Note 18)	60.7	18.9
Other prepaid expenses	21.9	13.9
Other current assets	10.5	8.4
Total current assets	460.0	429.5
Property and equipment, net (Note 5)	665.8	652.9
Goodwill	2,082.8	2,079.7
Intangible assets (Note 6)	548.6	537.2
Operating lease assets (Note 4)	1,408.1	—
Prepaid MTA equipment deployment costs (Note 18)	83.0	60.6
Other assets	72.6	68.8
Total assets	$5,320.9	$3,828.7

Liabilities:
Current liabilities:
Accounts payable	$53.4	$56.5
Accrued compensation	45.1	47.1
Accrued interest	23.6	19.1
Accrued lease and transit franchise costs	48.6	44.2
Other accrued expenses	38.4	31.2
Deferred revenues	38.9	29.8
Short-term debt (Note 9)	210.0	160.0
Short-term operating lease liabilities (Note 4)	169.4	—
Other current liabilities	17.7	14.7
Total current liabilities	645.1	402.6
Long-term debt, net (Note 9)	2,212.5	2,149.6
Deferred income tax liabilities, net	18.7	17.0
Asset retirement obligation (Note 7)	35.0	34.2
Operating lease liabilities (Note 4)	1,237.7	—
Other liabilities	45.7	80.0
Total liabilities	4,194.7	2,683.4

Commitments and contingencies (Note 18)

Stockholders’ equity (Note 10):
Common stock (2019 - 450.0 shares authorized, and 143.5 shares issued
and outstanding; 2018 - 450.0 shares authorized, and 140.2 issued and outstanding)	1.4	1.4
Additional paid-in capital	2,067.6	1,995.0
Distribution in excess of earnings	(957.3)	(871.6)
Accumulated other comprehensive loss	(18.7)	(22.0)
Total stockholders’ equity	1,093.0	1,102.8
Non-controlling interests	33.2	42.5
Total equity	1,126.2	1,145.3
Total liabilities and equity	$5,320.9	$3,828.7
See accompanying notes to unaudited consolidated financial statements.

OUTFRONT Media Inc.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions, except per share amounts)	2019	2018	2019	2018
Revenues:
Billboard	$312.0	$290.6	$868.8	$810.3
Transit and other	150.5	123.6	425.3	343.5
Total revenues	462.5	414.2	1,294.1	1,153.8
Expenses:
Operating	245.5	215.3	702.7	624.4
Selling, general and administrative	82.3	74.4	237.1	209.1
Restructuring charges	—	0.1	0.3	1.4
Net gain on dispositions	(1.9)	(1.3)	(3.0)	(4.2)
Impairment charge	—	—	—	42.9
Depreciation	22.4	21.0	64.9	63.4
Amortization	28.7	25.8	81.0	73.3
Total expenses	377.0	335.3	1,083.0	1,010.3
Operating income	85.5	78.9	211.1	143.5
Interest expense, net	(33.9)	(32.0)	(100.5)	(93.0)
Loss on extinguishment of debt	(11.0)	—	(11.0)	—
Other income (expense), net	—	0.2	0.1	(0.1)
Income before provision for income taxes and equity in earnings of investee companies	40.6	47.1	99.7	50.4
Provision for income taxes	(3.3)	(1.0)	(8.5)	(2.4)
Equity in earnings of investee companies, net of tax	1.4	0.7	3.9	2.7
Net income	$38.7	$46.8	$95.1	$50.7

Net income per common share:
Basic	$0.27	$0.33	$0.66	$0.35
Diluted	$0.27	$0.33	$0.66	$0.35

Weighted average shares outstanding:
Basic	143.4	139.3	142.1	139.1
Diluted	144.2	141.5	142.7	139.4
See accompanying notes to unaudited consolidated financial statements.

OUTFRONT Media Inc.
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2019	2018	2019	2018
Net income	$38.7	$46.8	$95.1	$50.7
Other comprehensive income (loss), net of tax:
Cumulative translation adjustments	(0.8)	1.7	6.4	(9.8)
Net actuarial gain	0.2	—	0.1	0.6
Change in fair value of interest rate swap agreements	(0.4)	—	(3.2)	—
Total other comprehensive income (loss), net of tax	(1.0)	1.7	3.3	(9.2)
Total comprehensive income	$37.7	$48.5	$98.4	$41.5
See accompanying notes to unaudited consolidated financial statements.

OUTFRONT Media Inc.
Consolidated Statements of Equity
(Unaudited)

(in millions, except per share amounts)	Shares of Common Stock	Common Stock ($0.01 per share par value)	Additional Paid-In Capital	Distribution in Excess of Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Non-Controlling Interests	Total Equity
Balance as of June 30, 2018	139.3	$1.4	$1,965.5	$(873.5)	$(18.6)	$1,074.8	$45.7	$1,120.5
Net income	—	—	—	46.8	—	46.8	—	46.8
Other comprehensive income	—	—	—	—	1.7	1.7	—	1.7
Stock-based payments:
Amortization	—	—	4.8	—	—	4.8	—	4.8
Shares paid for tax withholding for stock-based payments	—	—	(0.1)	—	—	(0.1)	—	(0.1)
Class A equity interest redemptions	0.2	—	4.2	—	—	4.2	(4.2)	—
Dividends ($0.36 per share)	—	—	—	(50.9)	—	(50.9)	—	(50.9)
Other	—	—	0.1	—	—	0.1	0.8	0.9
Balance as of September 30, 2018	139.5	$1.4	$1,974.5	$(877.6)	$(16.9)	$1,081.4	$42.3	$1,123.7

Balance as of June 30, 2019	143.3	$1.4	$2,057.9	$(943.9)	$(17.7)	$1,097.7	$37.2	$1,134.9
Net income	—	—	—	38.7	—	38.7	—	38.7
Other comprehensive income	—	—	—	—	(1.0)	(1.0)	—	(1.0)
Stock-based payments:
Amortization	—	—	5.6	—	—	5.6	—	5.6
Class A equity interest redemptions	0.2	—	4.1	—	—	4.1	(4.1)	—
Dividends ($0.36 per share)	—	—	—	(52.1)	—	(52.1)	—	(52.1)
Other	—	—	—	—	—	—	0.1	0.1
Balance as of September 30, 2019	143.5	$1.4	$2,067.6	$(957.3)	$(18.7)	$1,093.0	$33.2	$1,126.2

OUTFRONT Media Inc.
Consolidated Statements of Equity (Continued)
(Unaudited)

(in millions, except per share amounts)	Shares of Common Stock	Common Stock ($0.01 per share par value)	Additional Paid-In Capital	Distribution in Excess of Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Non-Controlling Interests	Total Equity
Balance as of December 31, 2017	138.6	$1.4	$1,963.0	$(775.6)	$(7.7)	$1,181.1	$45.5	$1,226.6
Net income	—	—	—	50.7	—	50.7	—	50.7
Other comprehensive loss	—	—	—	—	(9.2)	(9.2)	—	(9.2)
Stock-based payments:
Vested	1.0	—	—	—	—	—	—	—
Amortization	—	—	15.4	—	—	15.4	—	15.4
Shares paid for tax withholding for stock-based payments	(0.3)	—	(8.2)	—	—	(8.2)	—	(8.2)
Class A equity interest redemptions	0.2	—	4.2	—	—	4.2	(4.2)	—
Dividends ($1.08 per share)	—	—	—	(152.7)	—	(152.7)	—	(152.7)
Other	—	—	0.1	—	—	0.1	1.0	1.1
Balance as of September 30, 2018	139.5	$1.4	$1,974.5	$(877.6)	$(16.9)	$1,081.4	$42.3	$1,123.7

Balance as of December 31, 2018	140.2	$1.4	$1,995.0	$(871.6)	$(22.0)	$1,102.8	$42.5	$1,145.3
Cumulative effect of a new accounting standard (Note 2)	—	—	—	(24.8)	—	(24.8)	—	(24.8)
Net income	—	—	—	95.1	—	95.1	—	95.1
Other comprehensive income	—	—	—	—	3.3	3.3	—	3.3
Stock-based payments:
Vested	0.9	—	—	—	—	—	—	—
Amortization	—	—	16.4	—	—	16.4	—	16.4
Shares paid for tax withholding for stock-based payments	(0.4)	—	(7.7)	—	—	(7.7)	—	(7.7)
Class A equity interest redemptions	0.6	—	13.0	—	—	13.0	(13.0)	—
Shares issued under the ATM Program	2.2	—	50.8	—	—	50.8	—	50.8
Dividends ($1.08 per share)	—	—	—	(156.0)	—	(156.0)	—	(156.0)
Other	—	—	0.1	—	—	0.1	3.7	3.8
Balance as of September 30, 2019	143.5	$1.4	$2,067.6	$(957.3)	$(18.7)	$1,093.0	$33.2	$1,126.2
See accompanying notes to unaudited consolidated financial statements.

OUTFRONT Media Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,
(in millions)	2019	2018
Operating activities:
Net income	$95.1	$50.7
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation and amortization	145.9	136.7
Deferred tax (benefit) provision	1.2	(1.8)
Stock-based compensation	16.4	15.4
Provision for doubtful accounts	4.0	0.7
Accretion expense	1.9	1.8
Net gain on dispositions	(3.0)	(4.2)
Impairment charge	—	42.9
Loss on extinguishment of debt	11.0	—
Equity in earnings of investee companies, net of tax	(3.9)	(2.7)
Distributions from investee companies	3.1	1.5
Amortization of deferred financing costs and debt discount and premium	4.9	4.2
Cash paid for direct lease acquisition costs	(34.5)	(30.2)
Change in assets and liabilities, net of investing and financing activities:
Increase in receivables	(29.2)	(30.9)
Increase in prepaid MTA equipment deployment costs	(64.2)	(48.8)
(Increase) decrease in prepaid expenses and other current assets	(10.4)	1.1
Increase (decrease) in accounts payable and accrued expenses	3.0	(0.4)
Increase in deferred revenues	9.1	8.8
Decrease in income taxes	(0.5)	(3.1)
Other, net	12.2	(4.3)
Net cash flow provided by operating activities	162.1	137.4

Investing activities:
Capital expenditures	(65.4)	(62.1)
Acquisitions	(60.7)	(5.6)
MTA franchise rights	(16.9)	(9.4)
Net proceeds from dispositions	4.9	6.0
Net cash flow used for investing activities	(138.1)	(71.1)

Financing activities:
Proceeds from long-term debt borrowings	760.0	89.0
Repayments of long-term debt borrowings	(695.0)	(79.0)
Proceeds from borrowings under short-term debt facilities	280.0	200.0
Repayments of borrowings under short-term debt facilities	(230.0)	(105.0)
Payments of deferred financing costs	(9.5)	(0.2)
Payment of debt extinguishment charges	(7.4)	—
Proceeds from shares issued under the ATM Program	50.9	—
Taxes withheld for stock-based compensation	(7.7)	(8.2)
Dividends	(156.0)	(152.9)
Net cash flow used for financing activities	(14.7)	(56.3)

OUTFRONT Media Inc.
Consolidated Statements of Cash Flows (Continued)
(Unaudited)

	Nine Months Ended
	September 30,
(in millions)	2019	2018
Effect of exchange rate changes on cash, cash equivalents and restricted cash	0.3	(0.2)
Net increase in cash, cash equivalents and restricted cash	9.6	9.8
Cash, cash equivalents and restricted cash at beginning of period	54.1	48.3
Cash, cash equivalents and restricted cash at end of period	$63.7	$58.1

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$7.9	$7.2
Cash paid for interest	92.3	79.2

Non-cash investing and financing activities:
Accrued purchases of property and equipment	$10.9	$6.1
Accrued MTA franchise rights	2.3	—
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

Recent Pronouncements

In June 2016 (updated in May 2019), the FASB issued guidance which requires a reporting entity to estimate credit losses on certain types of financial instruments, and present assets held at amortized cost and available-for-sale debt securities at the amount expected to be collected. The new guidance is effective for annual and interim periods beginning after December 15, 2019, and early adoption is permitted. We do not expect this guidance to have a material effect on our consolidated financial statements.

Note 3. Restricted Cash

In the third quarter of 2018, we entered into an escrow agreement in connection with one of our transit franchise contracts, which requires us to deposit funds into an escrow account to fund capital expenditures over the term of the transit franchise contract. As of September 30, 2019, we have $5.4 million of restricted cash deposited in the escrow account.

	As of
(in millions)	September 30, 2019	September 30, 2018	December 31, 2018
Cash and cash equivalents	$58.3	$56.7	$52.7
Restricted cash	5.4	1.4	1.4
Cash, cash equivalents and restricted cash	$63.7	$58.1	$54.1

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

As of September 30, 2019, we have operating lease assets of $1.4 billion, short-term operating lease liabilities of $169.4 million and non-current operating lease liabilities of $1.2 billion.

For the three months ended September 30, 2019, we recorded operating lease costs of $103.5 million in Operating expenses and $2.5 million in Selling, general and administrative expenses. For the three months ended September 30, 2019, these costs include $26.3 million of variable operating lease costs. For the nine months ended September 30, 2019, we recorded operating lease costs of $300.5 million in Operating expenses and $6.9 million in Selling, general and administrative expenses. For the nine months ended September 30, 2019, these costs include $66.2 million of variable operating lease costs. For the three and nine months ended September 30, 2019, sublease income was immaterial.

As of September 30, 2019, minimum rental payments under operating leases are as follows:

(in millions)	Operating Leases
2019	$49.5
2020	257.4
2021	239.2
2022	221.4
2023	198.8
2024 and thereafter	999.9
Total operating lease payments	1,966.2
Less: Interest	559.1
Present value of lease liabilities	$1,407.1

As of December 31, 2018, minimum rental payments under non-cancellable operating leases with original terms in excess of one year are as follows:

(in millions)	Non-Cancellable Operating Leases
2019	$154.8
2020	151.8
2021	139.1
2022	126.2
2023	109.8
2024 and thereafter	574.6
Total minimum payments	$1,256.3

As of September 30, 2019, the weighted-average remaining lease term was 10.2 years and the weighted-average discount rate was 6.1%.

For the nine months ended September 30, 2019, cash paid for operating leases was $296.5 million. Leased assets obtained in exchange for new operating lease liabilities was $321.9 million.

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)

Lessor

Our agreements with customers to advertise on our billboards are considered operating leases. Substantially all of our advertising structures (see Note 5. Property and Equipment, Net) are utilized to lease advertising space to customers, for which the contracts are accounted for as rental income. Billboard display revenues are recognized as rental income on a straight-line basis over the customer lease term. We exclude from rental income all taxes assessed by a governmental authority that we collect from customers. These operating leases are short-term in duration, typically a term of 4 weeks to one year and do not include any variable lease provisions or options to extend the lease. Certain contracts may include provisions for the early termination of the lease after an agreed upon notice period. We account for non-lease installation services and the lease associated with providing advertising space on our billboards as a combined component under the lease standard.

We recorded rental income of $301.3 million for the three months ended September 30, 2019, and $839.4 million for the nine months ended September 30, 2019, in Revenues on our Consolidated Statement of Operations.

As of September 30, 2019, rental payments to be received under non-cancellable operating leases are as follows:

(in millions)	Rental Income
2019	$234.7
2020	157.7
2021	16.7
2022	5.3
2023	2.9
2024 and thereafter	1.9
Total minimum payments	$419.2

Note 5. Property and Equipment, Net

The table below presents the balances of major classes of assets and accumulated depreciation.

		As of
(in millions)	Estimated Useful Lives	September 30, 2019	December 31, 2018
Land		$98.5	$97.5
Buildings	20 to 40 years	49.9	48.7
Advertising structures	5 to 20 years	1,838.2	1,789.4
Furniture, equipment and other	3 to 10 years	150.9	134.3
Construction in progress		30.2	19.3
		2,167.7	2,089.2
Less: accumulated depreciation		1,501.9	1,436.3
Property and equipment, net		$665.8	$652.9

Depreciation expense was $22.4 million in the three months ended September 30, 2019, $21.0 million in the three months ended September 30, 2018, $64.9 million in the nine months ended September 30, 2019 and $63.4 million in the nine months ended September 30, 2018.

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

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)

Our identifiable intangible assets consist of the following:

(in millions)	Gross	Accumulated Amortization	Net
As of September 30, 2019:
Permits and leasehold agreements	$1,144.6	$(725.7)	$418.9
Franchise agreements	489.1	(367.6)	121.5
Other intangible assets	47.0	(38.8)	8.2
Total intangible assets	$1,680.7	$(1,132.1)	$548.6

As of December 31, 2018:
Permits and leasehold agreements	$1,107.4	$(697.6)	$409.8
Franchise agreements	470.7	(357.1)	113.6
Other intangible assets	46.9	(33.1)	13.8
Total intangible assets	$1,625.0	$(1,087.8)	$537.2

All of our intangible assets, except goodwill, are subject to amortization. Amortization expense was $28.7 million in the three months ended September 30, 2019, and $25.8 million in the three months ended September 30, 2018, which includes the amortization of direct lease acquisition costs of $13.6 million in the three months ended September 30, 2019, and $11.9 million in the three months ended September 30, 2018. Amortization expense was $81.0 million in the nine months ended September 30, 2019, and $73.3 million in the nine months ended September 30, 2018, which includes the amortization of direct lease acquisition costs of $36.9 million in the nine months ended September 30, 2019, and $31.7 million in the nine months ended September 30, 2018. Direct lease acquisition costs are amortized on a straight-line basis over the related customer lease term, which generally ranges from four weeks to one year.

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

(in millions)
As of December 31, 2018	$34.2
Accretion expense	1.9
Additions	0.3
Liabilities settled	(1.5)
Foreign currency translation adjustments	0.1
As of September 30, 2019	$35.0

Note 8. Related Party Transactions

We have a 50% ownership interest in two joint ventures that operate transit shelters in the greater Los Angeles area and Vancouver, and four joint ventures which currently operate a total of 11 billboard displays in New York and Boston. All of these joint ventures are accounted for as equity investments. These investments totaled $16.8 million as of September 30, 2019, and $16.1 million as of December 31, 2018, and are included in Other assets on the Consolidated Statements of Financial Position. We provided sales and management services to these joint ventures and recorded management fees in Revenues on the Consolidated Statement of Operations of $2.2 million in each of the three months ended September 30, 2019 and 2018, $6.1 million in the nine months ended September 30, 2019 and $5.7 million in the nine months ended September 30, 2018.

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)

Note 9. Debt

Debt, net, consists of the following:

	As of
(in millions, except percentages)	September 30, 2019	December 31, 2018
Short-term debt:
AR Facility	$120.0	$85.0
Repurchase Facility	90.0	75.0
Total short-term debt	210.0	160.0

Long-term debt:
Revolving credit facility	15.0	—
Term loan, due 2024	618.5	668.1

Senior unsecured notes:
5.250% senior unsecured notes, due 2022	—	549.7
5.625% senior unsecured notes, due 2024	501.9	502.2
5.875% senior unsecured notes, due 2025	450.0	450.0
5.000% senior unsecured notes, due 2027	650.0	—
Total senior unsecured notes	1,601.9	1,501.9

Debt issuance costs	(22.9)	(20.4)
Total long-term debt, net	2,212.5	2,149.6

Total debt, net	$2,422.5	$2,309.6

Weighted average cost of debt	4.9%	5.1%

Term Loan

The interest rate on the term loan due in 2024 (the “Term Loan”) was 4.0% per annum as of September 30, 2019. As of September 30, 2019, a discount of $1.5 million on the Term Loan remains unamortized. The discount is being amortized through Interest expense, net, on the Consolidated Statement of Operations.

Revolving Credit Facility

We also have a $430.0 million revolving credit facility, which matures in 2022 (the “Revolving Credit Facility,” together with the Term Loan, the “Senior Credit Facilities”).

As of September 30, 2019, there were $15.0 million of outstanding borrowings under the Revolving Credit Facility, at a borrowing rate of approximately 4.0%.

The commitment fee based on the amount of unused commitments under the Revolving Credit Facility was $0.4 million in each of the three months ended September 30, 2019 and 2018, $1.1 million in the nine months ended September 30, 2019, and $1.0 million in the nine months ended September 30, 2018. As of September 30, 2019, we had issued letters of credit totaling approximately $2.0 million against the letter of credit facility sublimit under the Revolving Credit Facility.

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)

Standalone Letter of Credit Facilities

As of September 30, 2019, we had issued letters of credit totaling approximately $71.0 million under our aggregate $150.0 million standalone letter of credit facilities. The total fees under the letter of credit facilities were immaterial in each of the three and nine months ended September 30, 2019 and 2018.

Effective October 2, 2019, we reduced our standalone letter of credit facilities by $42.0 million and effective October 3, 2019, we further reduced our standalone letter of credit facilities by $30.0 million. As of November 4, 2019, our standalone letter of credit facilities totaled $78.0 million.

Accounts Receivable Securitization Facilities

As of September 30, 2019, we have a $125.0 million revolving accounts receivable securitization facility (the “AR Facility”), which terminates in June 2022, unless further extended, and a 364-day uncommitted $90.0 million structured repurchase facility (the “Repurchase Facility” and together with the AR Facility, the “AR Securitization Facilities”), which terminates in June 2020, unless further extended.

On July 19, 2019, the Company, certain subsidiaries of the Company and MUFG Bank, Ltd. (“MUFG”) entered into amendments to the agreements governing the AR Securitization Facilities, along with other agreements with MUFG, pursuant to which the Company (i) granted the Purchasers (as defined below) a security interest in the existing and future accounts receivable and certain related assets of the Company’s taxable REIT subsidiaries (“TRSs”) as additional collateral under the AR Facility, (ii) increased the borrowing capacity under the AR Facility from $100.0 million to its current capacity of $125.0 million, (ii) increased the borrowing capacity under the Repurchase Facility from $75.0 million to its current capacity of $90.0 million, (iii) extended the term of the AR Facility so that it now terminates on June 30, 2022, unless further extended, and (iv) extended the term of the Repurchase Facility so that it now terminates on June 30, 2020, unless further extended. The amendments to the agreements governing the AR Securitization Facilities do not change how we account for the AR Securitization Facilities as a collateralized financing activity.

In connection with the AR Securitization Facilities, Outfront Media LLC and Outfront Media Outernet Inc., each a wholly-owned subsidiary of the Company, and certain of the Company’s TRSs (the “Originators”), will sell and/or contribute their respective existing and future accounts receivable and certain related assets to either Outfront Media Receivables LLC, a special purpose vehicle and wholly-owned subsidiary of the Company relating to the Company’s qualified REIT subsidiary accounts receivable assets (the “QRS SPV”) or Outfront Media Receivables TRS, LLC a special purpose vehicle and wholly-owned subsidiary of the Company relating to the Company’s TRS accounts receivable assets (the “TRS SPV” and together with the QRS SPV, the “SPVs”). The SPVs will transfer undivided interests in their respective accounts receivable assets to certain purchasers from time to time (the “Purchasers”). The SPVs are separate legal entities with their own separate creditors who will be entitled to access the SPVs’ assets before the assets become available to the Company. Accordingly, the SPVs’ assets are not available to pay creditors of the Company or any of its subsidiaries, although collections from the receivables in excess of amounts required to repay the Purchasers and other creditors of the SPVs may be remitted to the Company. Outfront Media LLC will service the accounts receivables on behalf of the SPVs for a fee. The Company has agreed to guarantee the performance of the Originators and Outfront Media LLC, in its capacity as servicer, of their respective obligations under the agreements governing the AR Facility. Neither the Company, the Originators nor the SPVs guarantee the collectability of the receivables under the AR Facility. Further, the TRS SPV and the QRS SPV are jointly and severally liable for their respective obligations under the agreements governing the AR Facility.

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

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)

As of September 30, 2019, there were $120.0 million of outstanding borrowings under the AR Facility, at a borrowing rate of 3.1%, and $90.0 million of outstanding borrowings under the Repurchase Facility, at a borrowing rate of 3.2%. As of September 30, 2019, borrowing capacity remaining under the AR Facility was $5.0 million based on approximately $329.0 million of accounts receivable used as collateral for the AR Securitization Facilities, and there was no borrowing capacity remaining under the Repurchase Facility, in accordance with the agreements governing the AR Securitization Facilities. The commitment fee based on the amount of unused commitments under the AR Facility was immaterial for each of the three and nine months ended September 30, 2019 and 2018. As of November 4, 2019, there were $105.0 million of outstanding borrowings under the AR Facility, at a borrowing rate of approximately 3.0%, and $90.0 million of outstanding borrowings under the Repurchase Facility, at a borrowing rate of approximately 3.1%.

Senior Unsecured Notes

On July 15, 2019, we used the net proceeds from our June 14, 2019, issuance of $650.0 million aggregate principal amount of 5.000% Senior Unsecured Notes due 2027 (the “Notes”) to, among other things, redeem all of our outstanding 5.250% Senior Unsecured Notes due 2022 (the “Old Notes”), pay accrued and unpaid interest on the Old Notes, pay fees and expenses in connection with the Notes offering and Old Notes redemption. In the third quarter of 2019, we recorded a Loss on extinguishment of debt of $11.0 million relating to the Old Notes on the Consolidated Statement of Operations.

As of September 30, 2019, a premium of $1.9 million on $100.0 million aggregate principal amount of the 5.625% Senior Unsecured Notes due 2024, remains unamortized. The premium is being amortized through Interest expense, net, on the Consolidated Statement of Operations.

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

The terms of the Credit Agreement (and under certain circumstances, the agreements governing the AR Securitization Facilities) require that we maintain a Consolidated Net Secured Leverage Ratio, which is the ratio of (i) our consolidated secured debt (less up to $150.0 million of unrestricted cash) to (ii) our Consolidated EBITDA (as defined in the Credit Agreement) for the trailing four consecutive quarters, of no greater than 4.0 to 1.0. As of September 30, 2019, our Consolidated Net Secured Leverage Ratio was 1.3 to 1.0 in accordance with the Credit Agreement. The Credit Agreement also requires that, in connection with the incurrence of certain indebtedness, we satisfy a Consolidated Total Leverage Ratio, which is the ratio of our consolidated total debt to our Consolidated EBITDA for the trailing four consecutive quarters, of no greater than 6.0 to 1.0. As of September 30, 2019, our Consolidated Total Leverage Ratio was 4.4 to 1.0 in accordance with the Credit Agreement. As of September 30, 2019, we are in compliance with our debt covenants.

Deferred Financing Costs

As of September 30, 2019, we had deferred $25.9 million in fees and expenses associated with the Term Loan, Revolving Credit Facility, AR Securitization Facilities and our senior unsecured notes. We are amortizing the deferred fees through Interest expense, net, on our Consolidated Statement of Operations over the respective terms of the Term Loan, Revolving Credit Facility, AR Securitization Facilities and our senior unsecured notes.

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)

Interest Rate Swap Agreements

We have several interest rate cash flow swap agreements to effectively convert a portion of our LIBOR-based variable rate debt to a fixed rate and hedge our interest rate risk related to such variable rate debt. The fair value of these swap positions was a net liability of approximately $5.6 million as of September 30, 2019, and $2.4 million as of December 31, 2018, and is included in Other liabilities on our Consolidated Statement of Financial Position.

As of September 30, 2019, under the terms of the agreements, we will pay interest based on an aggregate notional amount of $200.0 million, under a weighted-average fixed interest rate of 2.7%, with a receive rate of one-month LIBOR and which mature at various dates until June 30, 2022. The one-month LIBOR rate was approximately 2.0% as of September 30, 2019.

Fair Value

Under the fair value hierarchy, observable inputs such as unadjusted quoted prices in active markets for identical assets or liabilities are defined as Level 1; observable inputs other than quoted prices included within Level 1 that are either directly or indirectly observable for the asset or liability are defined as Level 2; and unobservable inputs for the asset or liability are defined as Level 3. The aggregate fair value of our debt, which is estimated based on quoted market prices of similar liabilities, was approximately $2.5 billion as of September 30, 2019, and $2.3 billion as of December 31, 2018. The fair value of our debt as of both September 30, 2019, and December 31, 2018, is classified as Level 2. The aggregate fair value loss associated with our interest rate cash flow swap agreements was approximately $5.6 million as of September 30, 2019, and $2.4 million as of December 31, 2018. The aggregate fair value of our interest rate cash flow swap agreements as of both September 30, 2019 and December 31, 2018, is classified as Level 2.

Note 10. Equity

As of September 30, 2019, 450,000,000 shares of our common stock, par value $0.01 per share, were authorized; 143,524,043 shares were issued and outstanding; and 50,000,000 shares of our preferred stock, par value $0.01 per share, were authorized with no shares issued and outstanding.

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

During the nine months ended September 30, 2019, we made distributions of $1.5 million to holders of the Class A equity interests, which are recorded in Dividends on our Consolidated Statements of Equity and Consolidated Statements of Cash Flows. As of September 30, 2019, 774,727 Class A equity interests have been redeemed for shares of the Company’s common stock.

In the nine months ended September 30, 2019, we issued 8,166 shares of our common stock under the OUTFRONT Media Inc. Amended and Restated Omnibus Stock Incentive Plan, valued at $0.1 million, to a consultant for services rendered.

We have a sales agreement in connection with an “at-the-market” equity offering program (the “ATM Program”), under which we may, from time to time, issue and sell shares of our common stock up to an aggregate offering price of $300.0 million. We have no obligation to sell any of our common stock under the sales agreement and may at any time suspend solicitations and offers under the sales agreement. During the nine months ended September 30, 2019, 2,150,000 shares of our common stock were sold under the ATM Program for gross proceeds of $52.0 million with commissions of $0.8 million, for total net proceeds of $51.2 million. No shares were sold under the ATM Program during the three months ended September 30, 2019. As of September 30, 2019, we had approximately $232.5 million of capacity remaining under the ATM Program.

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)

On October 22, 2019, we announced that our board of directors approved a quarterly cash dividend of $0.36 per share on our common stock, payable on December 31, 2019, to stockholders of record at the close of business on December 6, 2019.

Note 11. Revenues

The following table summarizes revenues by source:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2019	2018	2019	2018
Billboard:
Static displays	$234.7	$223.9	$658.1	$630.6
Digital displays	65.8	57.4	179.0	152.6
Other	11.5	9.3	31.7	27.1
Billboard revenues	312.0	290.6	868.8	810.3
Transit:
Static displays	94.1	87.0	270.2	238.8
Digital displays	27.6	15.2	72.6	39.9
Other	11.6	9.6	33.3	27.2
Total transit revenues	133.3	111.8	376.1	305.9
Sports marketing and other	17.2	11.8	49.2	37.6
Transit and other revenues	150.5	123.6	425.3	343.5
Total revenues	$462.5	$414.2	$1,294.1	$1,153.8

Rental income was $301.3 million in the three months ended September 30, 2019, $281.9 million in the three months ended September 30, 2018, $839.4 million in the nine months ended September 30, 2019, and $785.0 million in the nine months ended September 30, 2018, and is recorded in Billboard revenues on the Consolidated Statement of Operations.

The following table summarizes revenues by geography:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2019	2018	2019	2018
United States:
Billboard	$292.8	$271.3	$814.1	$760.1
Transit and other	129.9	108.4	366.6	296.7
Sports marketing and other	17.2	11.8	49.2	37.6
Total United States revenues	439.9	391.5	1,229.9	1,094.4
Canada	22.6	22.7	64.2	59.4
Total revenues	$462.5	$414.2	$1,294.1	$1,153.8

We recognized substantially all of the Deferred revenues on the Consolidated Statement of Financial Position as of December 31, 2018, during the three months ended March 31, 2019.

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)

Note 12. Restructuring Charges

For the three months ended September 30, 2018, we recorded restructuring charges of $0.1 million, which was recorded in our U.S. Media segment for severance charges associated with the reorganization of various departments. For the nine months ended September 30, 2019, we recorded restructuring charges of $0.3 million associated with the elimination of a corporate management position. For the nine months ended September 30, 2018, we recorded restructuring charges of $1.4 million, of which $0.8 million was recorded in Other for severance charges primarily associated with the reorganization of our Sports Marketing operating segment and $0.6 million was recorded in our U.S. Media segment for severance charges associated with the reorganization of various departments. As of September 30, 2019, $0.5 million in restructuring reserves remain outstanding and is included in Other current liabilities on the Consolidated Statement of Financial Position.

Note 13. Acquisitions

We completed several asset acquisitions for a total purchase price of approximately $41.7 million in the nine months ended September 30, 2019, and $5.6 million in the nine months ended September 30, 2018.

In the second quarter of 2018, we entered into an agreement to acquire 14 digital and seven static billboard displays in California for a total estimated purchase price of $35.4 million. As of September 30, 2019, we have completed this acquisition except with respect to four digital displays, which we expect to acquire in 2020 for an estimated purchase price of $9.2 million, subject to customary closing conditions and the timing of site development.

In the first quarter of 2019, we entered into an agreement to acquire eight digital billboard displays in Atlanta, Georgia, for an aggregate purchase price of $24.0 million. In connection with the execution of the agreement and a subsequent amendment, we paid a deposit of $5.0 million to an escrow agent, which is included in Other assets on our Consolidated Statement of Financial Position, and in the third quarter of 2019, we paid a deposit of $14.0 million to an escrow account, which is also included in Other assets on our Consolidated Statement of Financial Position. The transaction is expected to close in the first quarter of 2020, subject to customary closing conditions.

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

The following table summarizes our stock-based compensation expense for the three and nine months ended September 30, 2019 and 2018.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2019	2018	2019	2018
Stock-based compensation expenses (restricted share units (“RSUs”) and performance-based RSUs (“PRSUs”)), before income taxes	$5.6	$4.8	$16.4	$15.4
Tax benefit	(0.4)	(0.4)	(1.1)	(1.1)
Stock-based compensation expense, net of tax	$5.2	$4.4	$15.3	$14.3

As of September 30, 2019, total unrecognized compensation cost related to non-vested RSUs and PRSUs was $29.6 million, which is expected to be recognized over a weighted average period of 2.0 years.

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)

RSUs and PRSUs

The following table summarizes activity for the nine months ended September 30, 2019, of RSUs and PRSUs issued to our employees.

	Activity	Weighted Average Per Share Grant Date Fair Market Value
Non-vested as of December 31, 2018	1,723,980	$22.39
Granted:
RSUs	853,965	21.73
PRSUs	376,418	21.41
Vested:
RSUs	(586,553)	21.99
PRSUs	(246,542)	21.99
Forfeitures:
RSUs	(42,425)	22.16
PRSUs	(5,250)	22.17
Non-vested as of September 30, 2019	2,073,593	22.10

Stock Options

The following table summarizes activity for the nine months ended September 30, 2019, of stock options issued to our employees.

	Activity	Weighted Average Exercise Price
Outstanding as of December 31, 2018	141,847	$23.08
Exercised	(15,319)	10.78
Outstanding as of September 30, 2019	126,528	24.57

Exercisable as of September 30, 2019	126,528	24.57

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)

Note 15. Retirement Benefits

The following table presents the components of net periodic pension cost and amounts recognized in other comprehensive income (loss) for our pension plans:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2019	2018	2019	2018
Components of net periodic pension cost:
Service cost	$0.6	$0.3	$1.5	$1.1
Interest cost	0.5	0.5	1.5	1.4
Expected return on plan assets	(0.7)	(0.5)	(2.0)	(1.6)
Amortization of net actuarial losses(a)	0.1	0.2	0.4	0.5
Amortization of transitional obligation	—	(0.1)	—	(0.1)
Net periodic pension cost	$0.5	$0.4	$1.4	$1.3

(a)	Reflects amounts reclassified from accumulated other comprehensive income to net income.

In the nine months ended September 30, 2019, we contributed $1.1 million to our pension plans. In 2019, we expect to contribute approximately $1.6 million to our pension plans.

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

In the second quarter of 2019, we had recorded a provision for uncertain tax positions of $4.5 million to correct an error related to prior open tax years. In the third quarter of 2019, pursuant to an audit for the 2016 tax year, the Internal Revenue Service has issued a Notice of Proposed Adjustment, increasing our tax liability by $2.2 million, which represents a settlement of the $4.5 million provision for uncertain tax positions recorded in the second quarter of 2019.

Tax years 2016 to present are open for examination by the tax authorities. New York State has concluded an audit of our 2014 tax year without proposing any adjustments.

Our effective income tax rate represents a combined annual effective tax rate for federal, state, local and foreign taxes applied to interim operating results.

In the three and nine months ended September 30, 2019 and 2018, our effective tax rate differed from the U.S. federal statutory income tax rate primarily due to our REIT status, including the dividends paid deduction, the impact of state and local taxes, and the effect of foreign operations.

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)

Note 17. Earnings Per Share (“EPS”)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2019	2018	2019	2018
Net income available for common stockholders(a)	$38.7	$46.8	$95.1	$50.7
Less: Distributions to holders of Class A equity interests of a subsidiary	0.4	0.6	1.5	2.0
Net income available for common stockholders, basic and diluted(a)	$38.3	$46.2	$93.6	$48.7

Weighted average shares for basic EPS	143.4	139.3	142.1	139.1
Dilutive potential shares from grants of RSUs, PRSUs and stock options(b)	0.8	0.3	0.6	0.3
Dilutive potential shares upon redemption of shares of Class A equity interests of a subsidiary(c)	—	1.9	—	—
Weighted average shares for diluted EPS	144.2	141.5	142.7	139.4

(a)
Diluted EPS for the three months ended September 30, 2018, was calculated based on Net income available for common stockholders including distributions to holders of Class A equity interests of a subsidiary to include the impact of dilutive potential shares upon redemption of shares of Class A equity interests of a subsidiary.

(b)
The potential impact of an aggregate 0.4 million granted RSUs, PRSUs and stock options in the three months ended September 30, 2018, 0.1 million in the nine months ended September 30, 2019, and 0.4 million in the nine months ended September 30, 2018, were antidilutive.

(c)
The potential impact of 1.3 million shares of Class A equity interests of Outfront Canada in the three months ended September 30, 2019, 1.5 million in the nine months ended September 30, 2019, and 1.9 million in the nine months ended September 30, 2018, was antidilutive. (See Note 10. Equity to the Consolidated Financial Statements.)

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

Under the New York Metropolitan Transportation Authority (the “MTA”) agreement, we are obligated to deploy, over a number of years, (i) 8,565 digital advertising screens on subway and train platforms and entrances, (ii) 37,716 smaller-format digital advertising screens on rolling stock, and (iii) 7,829 MTA communications displays, with such deployment amounts being subject to modification as agreed-upon by us and the MTA. In addition, we are obligated to pay to the MTA the greater of a percentage of revenues or a guaranteed minimum annual payment. Incremental revenues that exceed an annual base revenue amount will be retained by us for the cost of deploying advertising and communications displays throughout the transit system. As presented in the table below, MTA equipment deployment costs are being recorded as Prepaid MTA equipment deployment costs and Intangible assets on our Consolidated Statement of Financial Position, and as these costs are recouped from incremental revenues that the MTA would otherwise be entitled to receive, Prepaid MTA equipment deployment costs will be reduced. If incremental revenues generated over the term of the agreement are not sufficient to cover all or a portion of the equipment deployment costs, the costs will not be recouped, which could have an adverse effect on our business, financial condition and results of operation. As of September 30, 2019, 3,740 digital displays had been installed, of which 972 installations occurred in the three months ended September 30, 2019, for a total of 2,511 installations in the nine months ended September 30, 2019. For the full year of 2019, we expect our MTA equipment deployment costs to be approximately $150.0 million.

(in millions)	Beginning Balance	Deployment Costs Incurred	Recoupment	Amortization	Ending Balance
Nine months ended September 30, 2019:
Prepaid MTA equipment deployment costs	$79.5	$83.3	$(19.1)	$—	$143.7
Intangible assets (franchise agreements)	14.8	17.8	—	(2.1)	30.5
Total	$94.3	$101.1	$(19.1)	$(2.1)	$174.2

Year ended December 31, 2018:
Prepaid MTA equipment deployment costs	$4.7	$76.5	$(1.7)	$—	$79.5
Intangible assets (franchise agreements)	0.9	14.7	—	(0.8)	14.8
Total	$5.6	$91.2	$(1.7)	$(0.8)	$94.3

Letters of Credit

We have indemnification obligations with respect to letters of credit and surety bonds primarily used as security against non-performance in the normal course of business. As of September 30, 2019, the outstanding letters of credit were approximately $73.0 million and outstanding surety bonds were approximately $162.1 million, and were not recorded on the Consolidated Statements of Financial Position.

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

The following tables set forth our financial performance by segment.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2019	2018	2019	2018
Revenues:
U.S. Media	$422.7	$379.7	$1,180.7	$1,056.8
Other	39.8	34.5	113.4	97.0
Total revenues	$462.5	$414.2	$1,294.1	$1,153.8

We present Operating income before Depreciation, Amortization, Net gain on dispositions, Stock-based compensation, Restructuring charges and an Impairment charge (“Adjusted OIBDA”) as the primary measure of profit and loss for our operating segments.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2019	2018	2019	2018
Net income	$38.7	$46.8	$95.1	$50.7
Provision for income taxes	3.3	1.0	8.5	2.4
Equity in earnings of investee companies, net of tax	(1.4)	(0.7)	(3.9)	(2.7)
Interest expense, net	33.9	32.0	100.5	93.0
Loss on extinguishment of debt	11.0	—	11.0	—
Other (income) expense, net	—	(0.2)	(0.1)	0.1
Operating income	85.5	78.9	211.1	143.5
Restructuring charges	—	0.1	0.3	1.4
Net gain on dispositions	(1.9)	(1.3)	(3.0)	(4.2)
Impairment charge	—	—	—	42.9
Depreciation and amortization	51.1	46.8	145.9	136.7
Stock-based compensation	5.6	4.8	16.4	15.4
Total Adjusted OIBDA	$140.3	$129.3	$370.7	$335.7

Adjusted OIBDA:
U.S. Media	$147.3	$136.2	$387.7	$356.3
Other	4.3	4.2	14.3	7.6
Corporate	(11.3)	(11.1)	(31.3)	(28.2)
Total Adjusted OIBDA	$140.3	$129.3	$370.7	$335.7

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2019	2018	2019	2018
Operating income (loss):
U.S. Media	$103.1	$96.0	$260.5	$240.4
Other	(0.7)	(1.2)	(1.4)	(53.3)
Corporate	(16.9)	(15.9)	(48.0)	(43.6)
Total operating income	$85.5	$78.9	$211.1	$143.5

Net (gain) loss on dispositions:
U.S. Media	$(1.9)	$(1.1)	$(3.2)	$(4.0)
Other	—	(0.2)	0.2	(0.2)
Total gain on dispositions	$(1.9)	$(1.3)	$(3.0)	$(4.2)

Impairment charge:
Other	$—	$—	$—	$42.9
Total impairment charge	$—	$—	$—	$42.9

Depreciation and amortization:
U.S. Media	$46.1	$41.2	$130.4	$119.3
Other	5.0	5.6	15.5	17.4
Total depreciation and amortization	$51.1	$46.8	$145.9	$136.7

Capital expenditures:
U.S. Media	$25.1	$14.0	$63.4	$54.0
Other	0.7	1.7	2.0	8.1
Total capital expenditures	$25.8	$15.7	$65.4	$62.1

	As of
(in millions)	September 30, 2019	December 31, 2018
Assets:
U.S. Media	$5,011.8	$3,610.0
Other	294.8	202.5
Corporate	14.3	16.2
Total assets	$5,320.9	$3,828.7

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)

Note 20. Condensed Consolidating Financial Information

We and our material existing and future direct and indirect 100% owned domestic subsidiaries (except Finance LLC and Outfront Media Capital Corporation, the borrowers under the Term Loan and the Revolving Credit Facility) guarantee the obligations under the Term Loan and the Revolving Credit Facility. Our senior unsecured notes are fully and unconditionally, and jointly and severally guaranteed on a senior unsecured basis by us and each of our direct and indirect wholly-owned domestic subsidiaries that guarantees the Term Loan and the Revolving Credit Facility (see Note 9. Debt to the Consolidated Financial Statements). The following condensed consolidating schedules present financial information on a combined basis in conformity with the SEC’s Regulation S-X, Rule 3-10 for: (i) OUTFRONT Media Inc. (the “Parent Company”); (ii) Finance LLC (the “Subsidiary Issuer”); (iii) the guarantor subsidiaries; (iv) the non-guarantor subsidiaries, including the SPV;
(v) elimination entries necessary to consolidate the Parent Company and the Subsidiary Issuer, the guarantor subsidiaries and non-guarantor subsidiaries; and (vi) the Parent Company on a consolidated basis. Outfront Media Capital Corporation is a co-issuer finance subsidiary with no assets or liabilities, and therefore has not been included in the tables below.

	As of September 30, 2019
(in millions)	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Current assets:
Cash and cash equivalents	$—	$7.2	$1.3	$49.8	$—	$58.3
Receivables, less allowance	—	—	—	339.9	(49.2)	290.7
Other current assets	—	1.2	190.3	69.2	(149.7)	111.0
Total current assets	—	8.4	191.6	458.9	(198.9)	460.0
Property and equipment, net	—	—	616.7	49.1	—	665.8
Goodwill	—	—	2,059.9	22.9	—	2,082.8
Intangible assets	—	—	476.3	72.3	—	548.6
Operating lease assets	—	—	1,294.4	113.7	—	1,408.1
Investment in subsidiaries	1,093.0	3,325.2	331.6	—	(4,749.8)	—
Prepaid MTA equipment deployment costs	—	—	83.0	—	—	83.0
Other assets	—	1.5	67.4	3.7	—	72.6
Intercompany	—	—	81.0	87.7	(168.7)	—
Total assets	$1,093.0	$3,335.1	$5,201.9	$808.3	$(5,117.4)	$5,320.9

Total current liabilities	$—	$24.0	$579.6	$240.4	$(198.9)	$645.1
Long-term debt, net	—	2,212.5	—	—	—	2,212.5
Deferred income tax liabilities, net	—	—	—	18.7	—	18.7
Operating lease liability	—	—	1,140.4	97.3	—	1,237.7
Asset retirement obligation	—	—	30.6	4.4	—	35.0
Deficit in excess of investment of subsidiaries	—	—	2,232.2	—	(2,232.2)	—
Other liabilities	—	5.6	38.4	1.7	—	45.7
Intercompany	—	—	87.7	81.0	(168.7)	—
Total liabilities	—	2,242.1	4,108.9	443.5	(2,599.8)	4,194.7
Total stockholders’ equity	1,093.0	1,093.0	1,093.0	331.6	(2,517.6)	1,093.0
Non-controlling interests	—	—	—	33.2	—	33.2
Total equity	1,093.0	1,093.0	1,093.0	364.8	(2,517.6)	1,126.2
Total liabilities and equity	$1,093.0	$3,335.1	$5,201.9	$808.3	$(5,117.4)	$5,320.9

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

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)

	Three Months Ended September 30, 2019
(in millions)	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Billboard	$—	$—	$290.8	$21.2	$—	$312.0
Transit and other	—	—	147.1	3.4	—	150.5
Total revenues	—	—	437.9	24.6	—	462.5
Expenses:
Operating	—	—	231.9	13.6	—	245.5
Selling, general and administrative	0.4	0.1	80.3	1.5	—	82.3
Net gain on dispositions	—	—	(1.9)	—	—	(1.9)
Depreciation	—	—	19.8	2.6	—	22.4
Amortization	—	—	26.3	2.4	—	28.7
Total expenses	0.4	0.1	356.4	20.1	—	377.0
Operating income (loss)	(0.4)	(0.1)	81.5	4.5	—	85.5
Interest expense, net	—	(31.9)	(0.7)	(1.3)	—	(33.9)
Loss on extinguishment of debt	—	(11.0)	—	—	—	(11.0)
Income (loss) before provision for income taxes and equity in earnings of investee companies	(0.4)	(43.0)	80.8	3.2	—	40.6
Provision for income taxes	—	—	(1.8)	(1.5)	—	(3.3)
Equity in earnings of investee companies, net of tax	39.1	82.1	(39.9)	0.3	(80.2)	1.4
Net income	$38.7	$39.1	$39.1	$2.0	$(80.2)	$38.7

Net income	$38.7	$39.1	$39.1	$2.0	$(80.2)	$38.7
Total other comprehensive loss, net of tax	(1.0)	(1.0)	(1.0)	(0.7)	2.7	(1.0)
Total comprehensive income	$37.7	$38.1	$38.1	$1.3	$(77.5)	$37.7

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)

	Three Months Ended September 30, 2018
(in millions)	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Billboard	$—	$—	$271.1	$19.5	$—	$290.6
Transit and other	—	—	120.3	3.3	—	123.6
Total revenues	—	—	391.4	22.8	—	414.2
Expenses:
Operating	—	—	202.6	12.7	—	215.3
Selling, general and administrative	0.4	0.1	71.1	2.8	—	74.4
Restructuring charges	—	—	0.1	—	—	0.1
Net gain on dispositions	—	—	(1.1)	(0.2)	—	(1.3)
Depreciation	—	—	18.1	2.9	—	21.0
Amortization	—	—	23.4	2.4	—	25.8
Total expenses	0.4	0.1	314.2	20.6	—	335.3
Operating income (loss)	(0.4)	(0.1)	77.2	2.2	—	78.9
Interest expense, net	—	(30.1)	(1.0)	(0.9)	—	(32.0)
Other expense, net	—	—	—	0.2	—	0.2
Income (loss) before benefit (provision) for income taxes and equity in earnings of investee companies	(0.4)	(30.2)	76.2	1.5	—	47.1
Benefit (provision) for income taxes	—	—	(1.6)	0.6	—	(1.0)
Equity in earnings of investee companies, net of tax	47.2	77.4	(27.4)	0.4	(96.9)	0.7
Net income	$46.8	$47.2	$47.2	$2.5	$(96.9)	$46.8

Net income	$46.8	$47.2	$47.2	$2.5	$(96.9)	$46.8
Total other comprehensive income, net of tax	1.7	1.7	1.7	1.7	(5.1)	1.7
Total comprehensive income	$48.5	$48.9	$48.9	$4.2	$(102.0)	$48.5

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)

	Nine Months Ended September 30, 2019
(in millions)	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Billboard	$—	$—	$811.2	$57.6	$—	$868.8
Transit and other	—	—	415.9	9.4	—	425.3
Total revenues	—	—	1,227.1	67.0	—	1,294.1
Expenses:
Operating	—	—	663.9	38.8	—	702.7
Selling, general and administrative	1.2	0.2	227.6	8.1	—	237.1
Restructuring charges	—	—	0.3	—	—	0.3
Net gain on dispositions	—	—	(3.1)	0.1	—	(3.0)
Depreciation	—	—	57.0	7.9	—	64.9
Amortization	—	—	74.1	6.9	—	81.0
Total expenses	1.2	0.2	1,019.8	61.8	—	1,083.0
Operating income (loss)	(1.2)	(0.2)	207.3	5.2	—	211.1
Interest expense, net	—	(94.1)	(2.4)	(4.0)	—	(100.5)
Loss on extinguishment of debt	—	(11.0)	—	—	—	(11.0)
Other income, net	—	—	—	0.1	—	0.1
Income (loss) before provision for income taxes and equity in earnings of investee companies	(1.2)	(105.3)	204.9	1.3	—	99.7
Provision for income taxes	—	—	(8.4)	(0.1)	—	(8.5)
Equity in earnings of investee companies, net of tax	96.3	201.6	(100.2)	0.9	(194.7)	3.9
Net income	$95.1	$96.3	$96.3	$2.1	$(194.7)	$95.1

Net income	$95.1	$96.3	$96.3	$2.1	$(194.7)	$95.1
Total other comprehensive income, net of tax	3.3	3.3	3.3	6.4	(13.0)	3.3
Total comprehensive income	$98.4	$99.6	$99.6	$8.5	$(207.7)	$98.4

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

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)

	Nine Months Ended September 30, 2019
(in millions)	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash flow provided by (used for) operating activities	$(1.2)	$(84.4)	$227.4	$20.3	$—	$162.1
Investing activities:
Capital expenditures	—	—	(59.8)	(5.6)	—	(65.4)
Acquisitions	—	—	(60.7)	—	—	(60.7)
MTA franchise rights	—	—	(16.9)	—	—	(16.9)
Net proceeds from dispositions	—	—	4.9	—	—	4.9
Net cash flow used for investing activities	—	—	(132.5)	(5.6)	—	(138.1)
Financing activities:
Proceeds from long-term debt borrowings	—	760.0	—	—	—	760.0
Repayments of long-term debt borrowings	—	(695.0)	—	—	—	(695.0)
Proceeds from borrowings under short-term debt facilities	—	—	90.0	190.0	—	280.0
Repayments of borrowings under short-term debt facilities	—	—	(75.0)	(155.0)	—	(230.0)
Payments of deferred financing costs	—	(9.3)	(0.2)	—	—	(9.5)
Payment of debt extinguishment charges	—	(7.4)	—	—	—	(7.4)
Proceeds from shares issued under the ATM Program	50.9	—	—	—	—	50.9
Taxes withheld for stock-based compensation	—	—	(7.7)	—	—	(7.7)
Dividends	(154.5)	—	—	(1.5)	—	(156.0)
Intercompany	104.8	31.3	(96.7)	(39.4)	—	—
Net cash flow provided by (used for) financing activities	1.2	79.6	(89.6)	(5.9)	—	(14.7)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	—	—	0.3	—	0.3
Net increase (decrease) in cash, cash equivalents and restricted cash	—	(4.8)	5.3	9.1	—	9.6
Cash, cash equivalents and restricted cash at beginning of period	—	12.0	1.4	40.7	—	54.1
Cash, cash equivalents and restricted cash at end of period	$—	$7.2	$6.7	$49.8	$—	$63.7

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

U.S. Media. Our U.S. Media segment generated 22% of its revenues in the New York City metropolitan area in each of the three months ended September 30, 2019 and 2018, 23% in the nine months ended September 30, 2019 and 22% in the nine months ended September 30, 2018, and generated 16% of its revenues in the Los Angeles metropolitan area in the three months ended September 30, 2019, 17% in the three months ended September 30, 2018, and 16% in each of the nine months ended September 30, 2019 and 2018. In the three months ended September 30, 2019, our U.S. Media segment generated $422.7 million of Revenues and $147.3 million of Operating income before Depreciation, Amortization, Net (gain) loss on dispositions, Stock-based compensation, Restructuring charges and an Impairment charge (“Adjusted OIBDA”). In the three months ended September 30, 2018, our U.S. Media segment generated $379.7 million of Revenues and $136.2 million of Adjusted OIBDA. In the nine months ended September 30, 2019, our U.S. Media segment generated $1,180.7 million of Revenues and $387.7 million of Adjusted OIBDA. In the nine months ended September 30, 2018, our U.S. Media segment generated $1,056.8 million of Revenues and $356.3 million of Adjusted OIBDA. (See the “Segment Results of Operations” section of this MD&A.)

Other (includes International and Sports Marketing). In the three months ended September 30, 2019, Other generated $39.8 million of Revenues and $4.3 million of Adjusted OIBDA. In the three months ended September 30, 2018, Other generated $34.5 million of Revenues and $4.2 million of Adjusted OIBDA. In the nine months ended September 30, 2019, Other generated $113.4 million of Revenues and $14.3 million of Adjusted OIBDA. In the nine months ended September 30, 2018, Other generated $97.0 million of Revenues and $7.6 million of Adjusted OIBDA.

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

We have built or converted 70 new digital billboard displays in the United States and 7 in Canada during the nine months ended September 30, 2019. Additionally, in the nine months ended September 30, 2019, we entered into marketing arrangements to sell advertising on 42 third-party digital billboard displays in the U.S. and 16 third-party digital billboard displays in Canada. In the nine months ended September 30, 2019, we have built, converted or replaced 2,741 digital transit and other displays in the United States. The following table sets forth information regarding our digital displays.

	Digital Revenues (in millions) for the Nine Months Ended September 30, 2019(a)			Number of Digital Displays as of September 30, 2019(a)
Location	Digital Billboard	Digital Transit and Other	Total Digital Revenues	Digital Billboard Displays	Digital Transit and Other Displays	Total Digital Displays
United States	$157.5	$72.5	$230.0	1,079	5,709	6,788
Canada	21.5	0.1	21.6	205	93	298
Total	$179.0	$72.6	$251.6	1,284	5,802	7,086

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

We have a diversified base of customers across various industries. During the three months ended September 30, 2019, our largest categories of advertisers were financial services, retail and professional services, each of which represented approximately 8% of our total U.S. Media segment revenues. During the three months ended September 30, 2018, our largest categories of advertisers were television, retail and healthcare/pharmaceuticals, which represented approximately 8%, 8% and 7% of our total U.S. Media segment revenues, respectively. During the nine months ended September 30, 2019, our largest categories of advertisers were retail, professional services and healthcare/pharmaceuticals, which represented approximately 8%, 8% and 7% of our total U.S. Media segment revenues, respectively. During the nine months ended September 30, 2018, our largest categories of advertisers were retail, television and healthcare/pharmaceuticals, each of which represented approximately 8%, 8% and 7% of our total U.S. Media segment revenues, respectively.

Our large-scale portfolio allows our customers to reach a national audience and also provides the flexibility to tailor campaigns to specific regions or markets. In each of the three months ended September 30, 2019 and 2018, we generated approximately 46% of our U.S. Media segment revenues from national advertising campaigns. In each of the nine months ended September 30, 2019 and 2018, we generated approximately 44% of our U.S. Media segment revenues from national advertising campaigns.

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

	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
(in millions, except percentages)	2019	2018	Change	2019	2018	Change
Revenues	$462.5	$414.2	12%	$1,294.1	$1,153.8	12%
Organic revenues(a)(b)	462.5	413.9	12	1,294.1	1,152.0	12
Operating income	85.5	78.9	8	211.1	143.5	47
Adjusted OIBDA(b)	140.3	129.3	9	370.7	335.7	10
Adjusted OIBDA(b) margin	30%	31%		29%	29%
Funds from operations (“FFO”)(b)	79.0	85.2	(7)	211.7	204.6	3
Adjusted FFO (“AFFO”)(b)	92.6	86.4	7	228.1	201.7	13
Net income	38.7	46.8	(17)	95.1	50.7	88

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

FFO and AFFO

We calculate FFO in accordance with the definition established by the National Association of Real Estate Investment Trusts (“NAREIT”). FFO reflects net income (loss) adjusted to exclude gains and losses from the sale of real estate assets, impairment charges, depreciation and amortization of real estate assets, amortization of direct lease acquisition costs and the same adjustments for our equity-based investments, as well as the related income tax effect of adjustments, as applicable. We calculate AFFO as FFO adjusted to include cash paid for direct lease acquisition costs as such costs are generally amortized over a period ranging from four weeks to one year and therefore are incurred on a regular basis. AFFO also includes cash paid for maintenance capital expenditures since these are routine uses of cash that are necessary for our operations. In addition, AFFO excludes restructuring charges and losses on extinguishment of debt, as well as certain non-cash items, including non-real estate depreciation and amortization, stock-based compensation expense, accretion expense, the non-cash effect of straight-line rent and amortization of deferred financing costs, and the non-cash portion of income taxes, as well as the related income tax effect of adjustments, as applicable. We use FFO and AFFO measures for managing our business and for planning and forecasting future periods, and each is an important indicator of our operational strength and business performance, especially compared to other REITs. Our management believes users of our financial data are best served if the information that is made available to them allows them to align their analysis and evaluation of our operating results along the same lines that our management uses in managing, planning and executing our business strategy. Our management also believes that the presentations of FFO and AFFO, as supplemental measures, are useful in evaluating our business because adjusting results to reflect items that have more bearing on the operating performance of REITs highlight trends in our business that may not otherwise be apparent when relying solely on GAAP financial measures. It is management’s opinion that these supplemental measures provide users of our financial data with an important perspective on our operating performance and also make it easier to compare our results to other companies in our industry, as well as to REITs.

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

Reconciliation of Non-GAAP Financial Measures

The following table reconciles Operating income to Adjusted OIBDA, and Net income to FFO and AFFO.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions, except per share amounts)	2019	2018	2019	2018
Total revenues	$462.5	$414.2	$1,294.1	$1,153.8

Operating income	$85.5	$78.9	$211.1	$143.5
Restructuring charges	—	0.1	0.3	1.4
Net gain on dispositions	(1.9)	(1.3)	(3.0)	(4.2)
Impairment charge	—	—	—	42.9
Depreciation	22.4	21.0	64.9	63.4
Amortization	28.7	25.8	81.0	73.3
Stock-based compensation	5.6	4.8	16.4	15.4
Adjusted OIBDA	$140.3	$129.3	$370.7	$335.7
Adjusted OIBDA margin	30%	31%	29%	29%

Net income	$38.7	$46.8	$95.1	$50.7
Depreciation of billboard advertising structures	17.0	16.9	49.2	51.0
Amortization of real estate-related intangible assets	11.6	10.6	33.4	31.8
Amortization of direct lease acquisition costs	13.6	11.9	36.9	31.7
Net gain on disposition of real estate assets	(1.9)	(1.3)	(3.0)	(4.2)
Impairment charge	—	—	—	42.9
Adjustment related to equity-based investments	—	0.1	0.1	0.2
Income tax effect of adjustments(a)	—	0.2	—	0.5
FFO	$79.0	$85.2	$211.7	$204.6

FFO	$79.0	$85.2	$211.7	$204.6
Non-cash portion of income taxes	0.7	(0.3)	0.6	(4.8)
Cash paid for direct lease acquisition costs	(10.5)	(9.7)	(34.5)	(30.2)
Maintenance capital expenditures	(6.4)	(3.5)	(15.0)	(13.6)
Restructuring charges	—	0.1	0.3	1.4
Other depreciation	5.4	4.1	15.7	12.4
Other amortization	3.5	3.3	10.7	9.8
Stock-based compensation	5.6	4.8	16.4	15.4
Non-cash effect of straight-line rent	1.8	0.4	4.4	0.9
Accretion expense	0.6	0.6	1.9	1.8
Amortization of deferred financing costs	1.9	1.4	4.9	4.2
Loss on extinguishment of debt	11.0	—	11.0	—
Income tax effect of adjustments(b)	—	—	—	(0.2)
AFFO	$92.6	$86.4	$228.1	$201.7

(a)	Income tax effect relate to Net gain on disposition of real estate assets.

(b)	Income tax effect related to Restructuring charges.

FFO in the three months ended September 30, 2019, of $79.0 million decreased $6.2 million, or 7%, compared to the same prior-year period, primarily due to lower net income, partially offset by higher amortization of direct lease acquisition costs. AFFO in the three months ended September 30, 2019, of $92.6 million increased $6.2 million, or 7%, compared to the same prior-year period, due to higher operating income, partially offset by higher maintenance capital expenditures, higher interest expense and higher cash paid for direct lease acquisition costs. FFO in the nine months ended September 30, 2019, of $211.7 million increased $7.1 million, or 3%, compared to the same prior-year period, primarily due to higher net income and higher amortization of direct lease acquisition costs, partially offset by an impairment charge recorded in 2018. AFFO in the nine months ended September 30, 2019, of $228.1 million increased $26.4 million, or 13%, compared to the same prior-year period, due to higher operating income, including an impairment recorded in 2018, and higher non-cash straight-line rent, partially offset by higher interest expense and higher cash paid for direct lease acquisition costs.

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

	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
(in millions, except percentages)	2019	2018	Change	2019	2018	Change
Revenues:
Billboard	$312.0	$290.6	7%	$868.8	$810.3	7%
Transit and other	150.5	123.6	22	425.3	$343.5	24
Total revenues	$462.5	$414.2	12	$1,294.1	$1,153.8	12

Organic revenues(a):
Billboard	$312.0	$290.3	7	$868.8	$808.8	7
Transit and other	150.5	123.6	22	425.3	343.2	24
Total organic revenues(a)	462.5	413.9	12	1,294.1	1,152.0	12
Non-organic revenues:
Billboard	—	0.3	*	—	1.5	*
Transit and other	—	—	*	—	0.3	*
Total non-organic revenues	—	0.3	*	—	1.8	*
Total revenues	$462.5	$414.2	12	$1,294.1	$1,153.8	12

•	Calculation is not meaningful.

(a)	Organic revenues exclude the impact of foreign currency exchange rates (“non-organic revenues”).

Total revenues increased by $48.3 million, or 12%, and organic revenues increased $48.6 million, or 12%, in the three months ended September 30, 2019, compared to the same prior-year period. Total revenues increased by $140.3 million, or 12%, and organic revenues increased $142.1 million, or 12%, in the nine months ended September 30, 2019, compared to the same prior-year period.

In the three and nine months ended September 30, 2018, non-organic revenues reflect the impact of foreign currency exchange rates.

Total billboard revenues increased $21.4 million, or 7%, in the three months ended September 30, 2019, compared to the same prior-year period, principally driven by an increase in average revenue per display (yield) and the conversion of traditional static billboard displays to digital billboard displays. Total billboard revenues increased $58.5 million, or 7%, in the nine months ended September 30, 2019, compared to the same prior-year period, principally driven by an increase in average revenue per display (yield), the conversion of traditional static billboard displays to digital billboard displays and the net effect of new and lost billboards in the period.

Organic billboard revenues in the three months ended September 30, 2019, increased $21.7 million, or 7%, compared to the same prior-year period, due to an increase in average revenue per display (yield) and the conversion of traditional static billboard displays to digital billboard displays. Organic billboard revenues in the nine months ended September 30, 2019, increased $60.0 million, or 7%, compared to the same prior-year period, due to an increase in average revenue per display (yield), the conversion of traditional static billboard displays to digital billboard displays and the net effect of new and lost billboards in the period and.

Total transit and other revenues increased $26.9 million, or 22%, in the three months ended September 30, 2019, compared to the same prior-year period, driven by an increase in average revenue per display (yield), growth in digital displays, an increase in third-party digital equipment sales and the net effect of won and lost franchises in the period (primarily the San Francisco Bay Area Rapid Transit (“BART”) transit franchise). Total transit and other revenues increased $81.8 million, or 24%, in the nine months ended September 30, 2019, compared to the same prior-year period, driven by an increase in average revenue per display (yield), growth in digital displays, the net effect of won and lost franchises in the period (primarily the BART transit franchise) and an increase in third-party digital equipment sales.

The increase in organic transit and other revenues in the three and nine months ended September 30, 2019, compared to the same prior-year period, is due to an increase in average revenue per display (yield), growth in digital displays, the net effect of won and lost franchises in the period (primarily the BART transit franchise) and an increase in third-party digital equipment sales.

Expenses

	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
(in millions, except percentages)	2019	2018	Change	2019	2018	Change
Expenses:
Operating	$245.5	$215.3	14%	$702.7	$624.4	13%
Selling, general and administrative	82.3	74.4	11	237.1	209.1	13
Restructuring charges	—	0.1	*	0.3	1.4	(79)
Net gain on dispositions	(1.9)	(1.3)	46	(3.0)	(4.2)	(29)
Impairment charge	—	—	*	—	42.9	*
Depreciation	22.4	21.0	7	64.9	63.4	2
Amortization	28.7	25.8	11	81.0	73.3	11
Total expenses	$377.0	$335.3	12	$1,083.0	$1,010.3	7

*	Calculation is not meaningful.

Operating Expenses

	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
(in millions, except percentages)	2019	2018	Change	2019	2018	Change
Operating expenses:
Billboard property lease	$104.5	$96.1	9%	$302.2	$284.1	6%
Transit franchise	69.8	57.8	21	201.5	164.3	23
Posting, maintenance and other	71.2	61.4	16	199.0	176.0	13
Total operating expenses	$245.5	$215.3	14	$702.7	$624.4	13

Billboard property lease expenses represented 33% of billboard revenues in each of the three months ended September 30, 2019 and 2018, and 35% in each of the nine months ended September 30, 2019 and 2018.

Transit franchise expenses represented 57% of transit display revenues in each of the three months ended September 30, 2019 and 2018. Transit franchise expenses represented 59% of transit display revenues in each of the nine months ended September 30, 2019 and 2018.

Billboard property lease and transit franchise expenses increased by $20.4 million in the three months ended September 30, 2019, compared to the same prior-year period. Billboard property lease and transit franchise expenses increased by $55.3 million in the nine months ended September 30, 2019, compared to the same prior-year period.

Posting, maintenance and other expenses increased $9.8 million, or 16%, in the three months ended September 30, 2019, compared to the same prior-year period, primarily due to higher costs related to third-party digital equipment sales, higher posting and rotation costs, higher compensation and benefits-related costs and higher expenses related to our Sports Marketing operating segment. Posting, maintenance and other expenses increased $23.0 million, or 13%, in the nine months ended September 30, 2019, compared to the same prior-year period, primarily due to higher posting and rotation costs, higher costs related to third-party equipment sales, higher compensation and benefits-related costs, and higher expenses related to our Sports Marketing operating segment.

Selling, General and Administrative Expenses (“SG&A”)

SG&A expenses represented 18% of Revenues in each of the three months ended September 30, 2019 and 2018. SG&A expenses increased $7.9 million, or 11%, in the three months ended September 30, 2019, compared to the same prior-year period, primarily due to higher compensation and other employee-related costs. SG&A expenses represented 18% of Revenues in each of the nine months ended September 30, 2019 and 2018. SG&A expenses increased $28.0 million, or 13%, in the nine months ended September 30, 2019, compared to the same prior-year period, primarily due to higher compensation and other employee-related costs, higher professional fees and higher bad debt expense.

Net Gain on Dispositions

Net gain on dispositions was $1.9 million for the three months ended September 30, 2019, compared to $1.3 million for the same prior-year period. Net gain on dispositions was $3.0 million for the nine months ended September 30, 2019, compared to $4.2 million for the same prior-year period. The gains for the nine months ended September 30, 2019 and 2018, primarily related to the sales of office locations.

Impairment Charge

As a result of an impairment analysis performed during the second quarter of 2018, we determined that the carrying value of our Canadian reporting unit exceeded its fair value and we recorded an impairment charge of $42.9 million in the Consolidated Statements of Operations.

Depreciation

Depreciation increased $1.4 million, or 7%, in the three months ended September 30, 2019, compared to the same prior-year period, primarily due to software and related equipment utilized for the operation of our digital displays. Depreciation increased $1.5 million, or 2%, in the nine months ended September 30, 2019, compared to the same prior-year period, primarily due to software and related equipment utilized for the operation of our digital displays.

Amortization

Amortization increased $2.9 million, or 11%, in the three months ended September 30, 2019, compared to the same prior-year period, principally driven by higher direct lease acquisition costs and higher amortization of intangible assets. Amortization of direct lease acquisition costs was $13.6 million in the three months ended September 30, 2019 and $11.9 million in the three months ended September 30, 2018. Capitalized direct lease acquisition costs were $13.6 million in the three months ended September 30, 2019 and $11.9 million in the three months ended September 30, 2018. Amortization increased $7.7 million, or 11%, in the nine months ended September 30, 2019, compared to the same prior-year period, principally driven by higher direct lease acquisition costs and higher amortization of intangible assets. Amortization of direct lease acquisition costs was $36.9 million in the nine months ended September 30, 2019 and $31.7 million in the nine months ended September 30, 2018. Capitalized direct lease acquisition costs were $36.9 million in the nine months ended September 30, 2019 and $31.7 million in the nine months ended September 30, 2018.

Interest Expense, Net

Interest expense, net, was $33.9 million (including $1.9 million of deferred financing costs) in the three months ended September 30, 2019, and $32.0 million (including $1.4 million of deferred financing costs) in the same prior-year period. The increase in Interest expense, net, was primarily due to a higher outstanding average debt balance and higher interest rates. Interest expense, net, was $100.5 million (including $4.9 million of deferred financing costs) in the nine months ended September 30, 2019, and $93.0 million (including $4.2 million of deferred financing costs) in the same prior-year period. The increase in Interest expense, net, was primarily due to higher interest rates and a higher outstanding average debt balance.

Provision for Income Taxes

Provision for income taxes was $3.3 million in the three months ended September 30, 2019, an increase of $2.3 million compared to the same prior-year period, due primarily to improved performance of our taxable REIT subsidiaries (“TRSs”). Provision for income taxes was $8.5 million in the nine months ended September 30, 2019, an increase of $6.1 million compared to the same prior-year period, due primarily to improved performance of our TRSs and to a $2.6 million proposed settlement of a 2016 IRS audit and related state income taxes.

Net Income

Net income was $38.7 million in the three months ended September 30, 2019, a decrease of $8.1 million compared to the same prior-year period, due primarily to a loss on extinguishment of debt and higher interest expense, partially offset by higher operating income. Net income was $95.1 million in the nine months ended September 30, 2019, an increase of $44.4 million compared to the same prior-year period, due primarily to higher operating income, including the impact of an impairment charge recorded in 2018, partially offset by a loss on extinguishment of debt and higher interest expense.

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

The following table presents our Revenues, Adjusted OIBDA and Operating income (loss) by segment in the three and nine months ended September 30, 2019 and 2018.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2019	2018	2019	2018
Revenues:
U.S. Media	$422.7	$379.7	$1,180.7	$1,056.8
Other	39.8	34.5	113.4	97.0
Total revenues	462.5	414.2	1,294.1	1,153.8

Operating income	$85.5	$78.9	$211.1	$143.5
Restructuring charges	—	0.1	0.3	1.4
Net gain on dispositions	(1.9)	(1.3)	(3.0)	(4.2)
Impairment charge	—	—	—	42.9
Depreciation	22.4	21.0	64.9	63.4
Amortization	28.7	25.8	81.0	73.3
Stock-based compensation	5.6	4.8	16.4	15.4
Total Adjusted OIBDA	$140.3	$129.3	$370.7	$335.7

Adjusted OIBDA:
U.S. Media	$147.3	$136.2	$387.7	$356.3
Other	4.3	4.2	14.3	7.6
Corporate	(11.3)	(11.1)	(31.3)	(28.2)
Total Adjusted OIBDA	$140.3	$129.3	$370.7	$335.7

Operating income (loss):
U.S. Media	$103.1	$96.0	$260.5	$240.4
Other	(0.7)	(1.2)	(1.4)	(53.3)
Corporate	(16.9)	(15.9)	(48.0)	(43.6)
Total operating income	$85.5	$78.9	$211.1	$143.5

U.S. Media

	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
(in millions, except percentages)	2019	2018	Change	2019	2018	Change
Revenues:
Billboard	$292.8	$271.3	8%	$814.1	$760.1	7%
Transit and other	129.9	108.4	20	366.6	296.7	24
Total revenues	422.7	379.7	11	1,180.7	1,056.8	12
Operating expenses	(218.1)	(192.2)	13	(628.8)	(557.0)	13
SG&A expenses	(57.3)	(51.3)	12	(164.2)	(143.5)	14
Adjusted OIBDA	$147.3	$136.2	8	$387.7	$356.3	9
Adjusted OIBDA margin	35%	36%		33%	34%

Operating income	$103.1	$96.0	7	$260.5	$240.4	8
Restructuring charges	—	0.1	*	—	0.6	*
Net gain on dispositions	(1.9)	(1.1)	73	(3.2)	(4.0)	(20)
Depreciation and amortization	46.1	41.2	12	130.4	119.3	9
Adjusted OIBDA	$147.3	$136.2	8	$387.7	$356.3	9

*	Calculation is not meaningful.

Total U.S. Media segment revenues increased $43.0 million, or 11%, in the three months ended September 30, 2019, compared to the same prior-year period. Total U.S. Media segment revenues increased $123.9 million, or 12%, in the nine months ended September 30, 2019, compared to the same prior-year period.

Total U.S. Media segment revenue increased 11% in the three months ended September 30, 2019, reflecting an increase in average revenue per display (yield), growth in transit digital displays and the conversion of traditional static billboard displays to digital billboard displays. In each of the three months ended September 30, 2019 and 2018, we generated approximately 46% of our U.S. Media segment revenues from national advertising campaigns. Total U.S. Media segment revenue increased 12% in the nine months ended September 30, 2019, reflecting an increase in average revenue per display (yield), growth in transit digital displays and the conversion of traditional static billboard displays to digital billboard displays. In each of the nine months ended September 30, 2019 and 2018, we generated approximately 44% of our U.S. Media segment revenues from national advertising campaigns.

Revenues from U.S. Media segment billboards increased $21.5 million, or 8%, in the three months ended September 30, 2019, compared to the same prior-year period, reflecting an increase in average revenue per display (yield), the conversion of traditional static billboard displays to digital billboard displays and the net effect of new and lost billboards in the period. Revenues from U.S. Media segment billboards increased $54.0 million, or 7%, in the nine months ended September 30, 2019, compared to the same prior-year period, reflecting an increase in average revenue per display (yield), the net effect of new and lost billboards in the period and the conversion of traditional static billboard displays to digital billboard displays.

Transit and other revenues in the U.S. Media segment increased $21.5 million, or 20%, in the three months ended September 30, 2019, compared to the same prior-year period, reflecting an increase in average revenue per display (yield), growth in digital displays and the net effect of won and lost franchises in the period (primarily the BART transit franchise). Transit and other revenues in the U.S. Media segment increased $69.9 million, or 24%, in the nine months ended September 30, 2019, compared to the same prior-year period, reflecting an increase in average revenue per display (yield), growth in digital displays and the net effect of won and lost franchises in the period (primarily the BART transit franchise).

U.S. Media segment operating expenses increased $25.9 million, or 13%, in the three months ended September 30, 2019, compared to the same prior-year period, primarily due to increased costs related to the New York Metropolitan Transportation Authority (the “MTA”) agreement as a result of increased transit revenues and increased costs related to the BART transit franchise agreement, and an increase in billboard lease costs. U.S. Media segment SG&A expenses increased $6.0 million, or 12%, in the three months ended September 30, 2019, compared to the same prior-year period, primarily due to higher compensation and other employee-related costs. U.S. Media segment operating expenses increased $71.8 million, or 13%, in the nine months ended September 30, 2019, compared to the same prior-year period, primarily due to increased costs related to the MTA agreement as a result of increased transit revenues and increased costs related to the BART transit franchise agreement, and an increase in billboard lease costs. U.S. Media segment SG&A expenses increased $20.7 million, or 14%, in the nine months ended September 30, 2019, compared to the same prior-year period, primarily due to higher compensation and other employee-related costs, higher professional fees and higher bad debt expense.

U.S. Media segment Adjusted OIBDA increased $11.1 million, or 8%, in the three months ended September 30, 2019, compared to the same prior-year period. Adjusted OIBDA margin was 35% in the three months ended September 30, 2019, and 36% in the three months ended September 30, 2018. U.S. Media segment Adjusted OIBDA increased $31.4 million, or 9%, in the nine months ended September 30, 2019, compared to the same prior-year period. Adjusted OIBDA margin was 33% in the nine months ended September 30, 2019, and 34% in the nine months ended September 30, 2018.

Other

	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
(in millions, except percentages)	2019	2018	Change	2019	2018	Change
Revenues:
Billboard	$19.2	$19.3	(1)%	$54.7	$50.2	9%
Transit and other	20.6	15.2	36	58.7	46.8	25
Total revenues	$39.8	$34.5	15	$113.4	$97.0	17

Organic revenues(a):
Billboard	$19.2	$19.0	1	$54.7	$48.7	12
Transit and other	20.6	15.2	36	58.7	46.5	26
Total organic revenues(a)	39.8	34.2	16	113.4	95.2	19
Non-organic revenues:
Billboard	—	0.3	*	—	1.5	*
Transit and other	—	—	*	—	0.3	*
Total non-organic revenues	—	0.3	*	—	1.8	*
Total revenues	39.8	34.5	15	113.4	97.0	17
Operating expenses	(27.4)	(23.1)	19	(73.9)	(67.4)	10
SG&A expenses	(8.1)	(7.2)	13	(25.2)	(22.0)	15
Adjusted OIBDA	$4.3	$4.2	2	$14.3	$7.6	88
Adjusted OIBDA margin	11%	12%		13%	8%

Operating loss	$(0.7)	$(1.2)	(42)	$(1.4)	$(53.3)	(97)
Restructuring charges	—	—	*	—	0.8	*
Net gain on dispositions	—	(0.2)	*	0.2	(0.2)	*
Impairment charge	—	—	*	—	42.9	*
Depreciation and amortization	5.0	5.6	(11)	15.5	17.4	(11)
Adjusted OIBDA	$4.3	$4.2	2	$14.3	$7.6	88

*	Calculation is not meaningful.

(a)	Organic revenues exclude the impact of foreign currency exchange rates (“non-organic revenues”).

Total Other revenues increased $5.3 million, or 15%, in the three months ended September 30, 2019, compared to the same prior-year period, reflecting an increase in third-party digital equipment sales. Total Other revenues increased $16.4 million, or 17%, in the nine months ended September 30, 2019, compared to the same prior-year period, reflecting an increase in third-party digital equipment sales and improved performance in Canada and our Sports Marketing operating segment.

Other operating expenses increased $4.3 million, or 19%, in the three months ended September 30, 2019, compared to the same prior-year period, driven by higher costs related to third-party digital equipment sales. Other SG&A expenses increased $0.9 million, or 13%, in the three months ended September 30, 2019, compared to the prior-year period, primarily driven by higher expenses related to Canada and our Sports Marketing operating segment. Other operating expenses increased $6.5 million, or 10%, in the nine months ended September 30, 2019, compared to the same prior-year period, driven by higher costs related to third-party digital equipment sales and higher costs related to our Sports Marketing operating segment, partially offset by lower costs in Canada. Other SG&A expenses increased $3.2 million, or 15%, in the nine months ended September 30, 2019, compared to the prior-year period, primarily driven by higher expenses related to our Sports Marketing operating segment and Canada.

Other Adjusted OIBDA increased $0.1 million, or 2%, in the three months ended September 30, 2019, compared to the same prior-year period, primarily driven by improved performance in our Sports Marketing operating segment, partially offset by lower performance in Canada. Other Adjusted OIBDA increased $6.7 million, or 88%, in the nine months ended September 30, 2019, compared to the same prior-year period, primarily driven by improved performance in Canada and our Sports Marketing operating segment.

Corporate

Corporate expenses primarily include expenses associated with employees who provide centralized services. Corporate expenses, excluding stock-based compensation, were $11.3 million in the three months ended September 30, 2019, compared to $11.1 million in the same prior-year period, primarily due to higher compensation-related expenses. Corporate expenses, excluding stock-based compensation, were $31.3 million in the nine months ended September 30, 2019, compared to $28.2 million in the same prior-year period, primarily due to higher compensation-related expenses.

Liquidity and Capital Resources

	As of
(in millions, except percentages)	September 30, 2019	December 31, 2018	% Change
Assets:
Cash and cash equivalents	$58.3	$52.7	11%
Restricted cash	5.4	1.4	*
Receivables, less allowance ($11.9 in 2019 and $10.7 in 2018)	290.7	264.9	10
Prepaid lease and transit franchise costs	12.5	69.3	(82)
Prepaid MTA equipment deployment costs	60.7	18.9	*
Other prepaid expenses	21.9	13.9	58
Other current assets	10.5	8.4	25
Total current assets	460.0	429.5	7
Liabilities:
Accounts payable	53.4	56.5	(5)
Accrued compensation	45.1	47.1	(4)
Accrued interest	23.6	19.1	24
Accrued lease and transit franchise costs	48.6	44.2	10
Other accrued expenses	38.4	31.2	23
Deferred revenues	38.9	29.8	31
Short-term debt	210.0	160.0	31
Short-term operating lease liabilities	169.4	—	*
Other current liabilities	17.7	14.7	20
Total current liabilities	645.1	402.6	60
Working capital (deficit)	$(185.1)	$26.9	*

•	Calculation is not meaningful.

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

The working capital deficit as of September 30, 2019, is primarily due to the impact of the adoption of the new lease accounting standard (see Note 2. New Accounting Standards to the Consolidated Financial Statements), which resulted in the recognition of short-term operating lease liabilities and a decline in Prepaid lease and transit franchise costs on our Consolidated Statement of Financial Position, partially offset by an increase in Prepaid MTA equipment deployment costs.

Under the MTA agreement, we are obligated to deploy, over a number of years, (i) 8,565 digital advertising screens on subway and train platforms and entrances, (ii) 37,716 smaller-format digital advertising screens on rolling stock, and (iii) 7,829 MTA communications displays, with such deployment amounts being subject to modification as agreed-upon by us and the MTA. In addition, we are obligated to pay to the MTA the greater of a percentage of revenues or a guaranteed minimum annual payment. Incremental revenues that exceed an annual base revenue amount will be retained by us for the cost of deploying advertising and communications displays throughout the transit system. As presented in the table below, MTA equipment deployment costs are being recorded as Prepaid MTA equipment deployment costs and Intangible assets on our Consolidated Statement of Financial Position, and as these costs are recouped from incremental revenues that the MTA would otherwise be entitled to receive, Prepaid MTA equipment deployment costs will be reduced. If incremental revenues generated over the term of the agreement are not sufficient to cover all or a portion of the equipment deployment costs, the costs will not be recouped, which could have an adverse effect on our business, financial condition and results of operation. We expect to utilize incremental third-party financing of approximately $350.0 million within the original four-year time frame to fund equipment deployment costs. As of September 30, 2019, we have issued surety bonds (in place of letters of credit) in favor of the MTA totaling approximately $136.0 million, which amount is subject to change as equipment installations are completed and revenues are generated. As indicated in the table below, we incurred $101.1 million related to MTA equipment deployment costs in the nine months ended September 30, 2019 (which includes equipment deployment costs related to future deployments), for a total of $197.9 million to date, of which $20.8 million had been recouped from incremental revenues to date. As of September 30, 2019, 3,740 digital displays had been installed, of which 972 installations occurred in the three months ended September 30, 2019, for a total of 2,511 installations in the nine months ended September 30, 2019. For the full year of 2019, we expect our MTA equipment deployment costs to be approximately $150.0 million. In addition, we expect transit franchise operating expenses to gradually increase if our revenues increase over an annual base revenue amount.

(in millions)	Beginning Balance	Deployment Costs Incurred	Recoupment	Amortization	Ending Balance
Nine months ended September 30, 2019:
Prepaid MTA equipment deployment costs	$79.5	$83.3	$(19.1)	$—	$143.7
Intangible assets (franchise agreements)	14.8	17.8	—	(2.1)	30.5
Total	$94.3	$101.1	$(19.1)	$(2.1)	$174.2

Year ended December 31, 2018:
Prepaid MTA equipment deployment costs	$4.7	$76.5	$(1.7)	$—	$79.5
Intangible assets (franchise agreements)	0.9	14.7	—	(0.8)	14.8
Total	$5.6	$91.2	$(1.7)	$(0.8)	$94.3

As of September 30, 2019, we had total indebtedness of $2.2 billion.

On October 22, 2019, we announced that our board of directors approved a quarterly cash dividend of $0.36 per share on our common stock, payable on December 31, 2019, to stockholders of record at the close of business on December 6, 2019.

Debt

Debt, net, consists of the following:

	As of
(in millions, except percentages)	September 30, 2019	December 31, 2018
Short-term debt:
AR Facility	$120.0	$85.0
Repurchase Facility	90.0	75.0
Total short-term debt	210.0	160.0

Long-term debt:
Revolving credit facility	15.0	—
Term loan, due 2024	618.5	668.1

Senior unsecured notes:
5.250% senior unsecured notes, due 2022	—	549.7
5.625% senior unsecured notes, due 2024	501.9	502.2
5.875% senior unsecured notes, due 2025	450.0	450.0
5.000% senior unsecured notes, due 2027	650.0	—
Total senior unsecured notes	1,601.9	1,501.9

Debt issuance costs	(22.9)	(20.4)
Total long-term debt, net	2,212.5	2,149.6

Total debt, net	$2,422.5	$2,309.6

Weighted average cost of debt	4.9%	5.1%

	Payments Due by Period
(in millions)	Total	2019	2020-2021	2022-2023	2024 and thereafter
Long-term debt	$2,235.0	$—	$—	$—	$2,235.0
Interest	750.6	110.1	233.8	224.9	181.8
Total	$2,985.6	$110.1	$233.8	$224.9	$2,416.8

Term Loan

The interest rate on the term loan due in 2024 (the “Term Loan”) was 4.0% per annum as of September 30, 2019. As of September 30, 2019, a discount of $1.5 million on the Term Loan remains unamortized. The discount is being amortized through Interest expense, net, on the Consolidated Statement of Operations.

On July 8, 2019, we made a payment of $50.0 million on the Term Loan.

Revolving Credit Facility

We also have a $430.0 million revolving credit facility, which matures in 2022 (the “Revolving Credit Facility,” together with the Term Loan, the “Senior Credit Facilities”).

As of September 30, 2019, there were $15.0 million of outstanding borrowings under the Revolving Credit Facility, at a borrowing rate of approximately 4.0%.

The commitment fee based on the amount of unused commitments under the Revolving Credit Facility was $0.4 million in each of the three months ended September 30, 2019 and 2018, $1.1 million in the nine months ended September 30, 2019, and $1.0 million in the nine months ended September 30, 2018. As of September 30, 2019, we had issued letters of credit totaling approximately $2.0 million against the letter of credit facility sublimit under the Revolving Credit Facility.

Standalone Letter of Credit Facilities

As of September 30, 2019, we had issued letters of credit totaling approximately $71.0 million under our aggregate $150.0 million standalone letter of credit facilities. The total fees under the letter of credit facilities were immaterial in each of the three and nine months ended September 30, 2019 and 2018.

Effective October 2, 2019, we reduced our standalone letter of credit facilities by $42.0 million and effective October 3, 2019, we further reduced our standalone letter of credit facilities by $30.0 million. As of November 4, 2019, our standalone letter of credit facilities totaled $78.0 million.

Accounts Receivable Securitization Facilities

As of September 30, 2019, we have a $125.0 million revolving accounts receivable securitization facility (the “AR Facility”), which terminates in June 2022, unless further extended, and a 364-day uncommitted $90.0 million structured repurchase facility (the “Repurchase Facility” and together with the AR Facility, the “AR Securitization Facilities”), which terminates in June 2020, unless further extended.

On July 19, 2019, the Company, certain subsidiaries of the Company and MUFG Bank, Ltd. (“MUFG”) entered into amendments to the agreements governing the AR Securitization Facilities, along with other agreements with MUFG, pursuant to which the Company (i) granted the Purchasers (as defined below) a security interest in the existing and future accounts receivable and certain related assets of the Company’s TRSs as additional collateral under the AR Facility, (ii) increased the borrowing capacity under the AR Facility from $100.0 million to its current capacity of $125.0 million, (ii) increased the borrowing capacity under the Repurchase Facility from $75.0 million to its current capacity of $90.0 million, (iii) extended the term of the AR Facility so that it now terminates on June 30, 2022, unless further extended, and (iv) extended the term of the Repurchase Facility so that it now terminates on June 30, 2020, unless further extended. The amendments to the agreements governing the AR Securitization Facilities do not change how we account for the AR Securitization Facilities as a collateralized financing activity.

In connection with the AR Securitization Facilities, Outfront Media LLC and Outfront Media Outernet Inc., each a wholly-owned subsidiary of the Company, and certain of the Company’s TRSs (the “Originators”), will sell and/or contribute their respective existing and future accounts receivable and certain related assets to either Outfront Media Receivables LLC, a special purpose vehicle and wholly-owned subsidiary of the Company relating to the Company’s qualified REIT subsidiary accounts receivable assets (the “QRS SPV”) or Outfront Media Receivables TRS, LLC a special purpose vehicle and wholly-owned subsidiary of the Company relating to the Company’s TRS accounts receivable assets (the “TRS SPV” and together with the QRS SPV, the “SPVs”). The SPVs will transfer undivided interests in their respective accounts receivable assets to certain purchasers from time to time (the “Purchasers”). The SPVs are separate legal entities with their own separate creditors who will be entitled to access the SPVs’ assets before the assets become available to the Company. Accordingly, the SPVs’ assets are not available to pay creditors of the Company or any of its subsidiaries, although collections from the receivables in excess of amounts required to repay the Purchasers and other creditors of the SPVs may be remitted to the Company. Outfront Media LLC will service the accounts receivables on behalf of the SPVs for a fee. The Company has agreed to guarantee the performance of the Originators and Outfront Media LLC, in its capacity as servicer, of their respective obligations under the agreements governing the AR Facility. Neither the Company, the Originators nor the SPVs guarantee the collectability of the receivables under the AR Facility. Further, the TRS SPV and the QRS SPV are jointly and severally liable for their respective obligations under the agreements governing the AR Facility.

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

As of September 30, 2019, there were $120.0 million of outstanding borrowings under the AR Facility, at a borrowing rate of 3.1%, and $90.0 million of outstanding borrowings under the Repurchase Facility, at a borrowing rate of 3.2%. As of September 30, 2019, borrowing capacity remaining under the AR Facility was $5.0 million based on approximately $329.0 million of accounts receivable used as collateral for the AR Securitization Facilities, and there was no borrowing capacity remaining under the Repurchase Facility, in accordance with the agreements governing the AR Securitization Facilities. The commitment fee based on the amount of unused commitments under the AR Facility was immaterial for each of the three and nine months ended September 30, 2019 and 2018. As of November 4, 2019, there were $105.0 million of outstanding borrowings under the AR Facility, at a borrowing rate of approximately 3.0%, and $90.0 million of outstanding borrowings under the Repurchase Facility, at a borrowing rate of approximately 3.1%.

Senior Unsecured Notes

On July 15, 2019, we used the net proceeds from our June 14, 2019, issuance of $650.0 million aggregate principal amount of 5.000% Senior Unsecured Notes due 2027 (the “Notes”) to, among other things, redeem all of our outstanding 5.250% Senior Unsecured Notes due 2022 (the “Old Notes”), pay accrued and unpaid interest on the Old Notes, pay fees and expenses in connection with the Notes offering and Old Notes redemption. In the third quarter of 2019, we recorded a Loss on extinguishment of debt of $11.0 million relating to the Old Notes on the Consolidated Statement of Operations.

As of September 30, 2019, a premium of $1.9 million on $100.0 million aggregate principal amount of the 5.625% Senior Unsecured Notes due 2024, remains unamortized. The premium is being amortized through Interest expense, net, on the Consolidated Statement of Operations.

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

The terms of the Credit Agreement (and under certain circumstances, the agreements governing the AR Securitization Facilities) require that we maintain a Consolidated Net Secured Leverage Ratio, which is the ratio of (i) our consolidated secured debt (less up to $150.0 million of unrestricted cash) to (ii) our Consolidated EBITDA (as defined in the Credit Agreement) for the trailing four consecutive quarters, of no greater than 4.0 to 1.0. As of September 30, 2019, our Consolidated Net Secured Leverage Ratio was 1.3 to 1.0 in accordance with the Credit Agreement. The Credit Agreement also requires that, in connection with the incurrence of certain indebtedness, we satisfy a Consolidated Total Leverage Ratio, which is the ratio of our consolidated total debt to our Consolidated EBITDA for the trailing four consecutive quarters, of no greater than 6.0 to 1.0. As of September 30, 2019, our Consolidated Total Leverage Ratio was 4.4 to 1.0 in accordance with the Credit Agreement. As of September 30, 2019, we are in compliance with our debt covenants.

Deferred Financing Costs

As of September 30, 2019, we had deferred $25.9 million in fees and expenses associated with the Term Loan, Revolving Credit Facility, AR Securitization Facilities and our senior unsecured notes. We are amortizing the deferred fees through Interest expense, net, on our Consolidated Statement of Operations over the respective terms of the Term Loan, Revolving Credit Facility, AR Securitization Facilities and our senior unsecured notes.

Interest Rate Swap Agreements

We have several interest rate cash flow swap agreements to effectively convert a portion of our LIBOR-based variable rate debt to a fixed rate and hedge our interest rate risk related to such variable rate debt. The fair value of these swap positions was a net liability of approximately $5.6 million as of September 30, 2019, and $2.4 million as of December 31, 2018, and is included in Other liabilities on our Consolidated Statement of Financial Position.

As of September 30, 2019, under the terms of the agreements, we will pay interest based on an aggregate notional amount of $200.0 million, under a weighted-average fixed interest rate of 2.7%, with a receive rate of one-month LIBOR and which mature at various dates until June 30, 2022. The one-month LIBOR rate was approximately 2.0% as of September 30, 2019.

At-the-Market Equity Offering Program

We have a sales agreement in connection with an “at-the-market” equity offering program (the “ATM Program”), under which we may, from time to time, issue and sell shares of our common stock up to an aggregate offering price of $300.0 million. We have no obligation to sell any of our common stock under the sales agreement and may at any time suspend solicitations and offers under the sales agreement. During the nine months ended September 30, 2019, 2,150,000 shares of our common stock were sold under the ATM Program for gross proceeds of $52.0 million with commissions of $0.8 million, for total net proceeds of $51.2 million. No shares were sold under the ATM Program during the three months ended September 30, 2019. As of September 30, 2019, we had approximately $232.5 million of capacity remaining under the ATM Program.

Cash Flows

The following table presents our cash flows in the nine months ended September 30, 2019 and 2018.

	Nine Months Ended
	September 30,		%
(in millions, except percentages)	2019	2018	Change
Cash provided by operating activities	$162.1	$137.4	18%
Cash used for investing activities	(138.1)	(71.1)	94
Cash used for financing activities	(14.7)	(56.3)	(74)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	0.3	(0.2)	*
Net increase in cash, cash equivalents and restricted cash	$9.6	$9.8	(2)

*	Calculation is not meaningful.

Cash provided by operating activities increased $24.7 million in the nine months ended September 30, 2019, compared to the same prior-year period, principally as a result of higher net income, as adjusted for non-cash items, partially offset by an increase in prepaid MTA equipment deployment costs. In the nine months ended September 30, 2019, we paid $83.3 million related to MTA equipment deployment costs and installed 2,511 digital displays. In the nine months ended September 30, 2019, we recouped $19.1 million of MTA equipment deployment costs from incremental revenues. In the nine months ended September 30, 2018, we paid $58.2 million related to MTA equipment deployment costs.

Cash used for investing activities increased $67.0 million in the nine months ended September 30, 2019, compared to the same prior-year period. In the nine months ended September 30, 2019, we incurred $65.4 million in capital expenditures and total cash payments of approximately $60.7 million related to acquisitions. In the nine months ended September 30, 2018, we incurred $62.1 million in capital expenditures and completed several acquisitions for total cash payments of approximately $5.6 million.

The following table presents our capital expenditures in the nine months ended September 30, 2019 and 2018.

	Nine Months Ended
	September 30,		%
(in millions, except percentages)	2019	2018	Change
Growth	$50.4	$48.5	4%
Maintenance	15.0	13.6	10
Total capital expenditures	$65.4	$62.1	5

Capital expenditures increased $3.3 million, or 5%, in the nine months ended September 30, 2019, compared to the same prior-year period, due to higher spending on office remodel projects, safety and vehicles partially offset by lower spending on improvements to our static displays.

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

Cash used by financing activities were $14.7 million in the nine months ended September 30, 2019, compared to $56.3 million the same prior-year period. In the nine months ended September 30, 2019, we paid cash dividends of $156.0 million and made a discretionary payment of $50.0 million on the Term Loan. In addition, we received net proceeds of approximately $100.0 million related to the Notes offering, received net proceeds of $50.9 million related to the sale of our common stock under the ATM Program, drew net borrowings of $50.0 million on the AR Securitization Facilities and drew net borrowings of $15.0 million on the Revolving Credit Facility. In the nine months ended September 30, 2018, we drew net borrowings of $10.0 million on the Revolving Credit Facility, drew net borrowings of $95.0 million on the AR Securitization Facilities and paid cash dividends of $152.9 million.

Cash paid for income taxes was $7.9 million for the nine months ended September 30, 2019, compared to $7.2 million for the nine months ended September 30, 2018.

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

MTA Agreement

Under the MTA agreement, we are obligated to deploy, over a number of years, (i) 8,565 digital advertising screens on subway and train platforms and entrances, (ii) 37,716 smaller-format digital advertising screens on rolling stock, and (iii) 7,829 MTA communications displays, with such deployment amounts being subject to modification as agreed-upon by us and the MTA. In addition, we are entitled to generate revenue through the sale of advertising on transit advertising displays and incur transit franchise expenses, which are calculated based on contractually stipulated percentages of revenue generated under the contract, subject to a minimum guarantee.

Title of the various digital displays transfers to the MTA on installation, therefore the cost of deploying these screens throughout the transit system does not represent our property and equipment. The portion of deployment costs expected to be reimbursed from transit franchise fees that would otherwise be payable to the MTA are recorded as Prepaid MTA equipment deployment costs on the Consolidated Statement of Financial Position and charged to operating expenses as advertising revenue is generated. The short-term portion of Prepaid MTA equipment deployment costs represents the costs that we expect to recover from the MTA in the next twelve months. The portion of deployment costs expected to be reimbursed from advertising revenues that would otherwise be retained by us under the contract are recorded as Intangible assets on the Consolidated Statement of Financial Position and charged to amortization expense on a straight line basis over the contract period.

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

We do not currently use derivatives or other financial instruments to mitigate our exposure to commodity price risk. However, we do enter into contracts with commodity providers to limit our exposure to commodity price fluctuations. For the year ended December 31, 2018, such contracts accounted for 18.9% of our total utility costs. As of November 4, 2019, we had active electricity purchase agreements with fixed contract rates for locations throughout Connecticut, Illinois, New Jersey, New York,

Pennsylvania, Ohio and Texas, which expire at various dates until June 2024.

Foreign Exchange Risk

Foreign currency translation risk is the risk that exchange rate gains or losses arise from translating our Canadian business’s statements of earnings and statements of financial position from functional currency to our reporting currency (the U.S. Dollar) for consolidation purposes. Any gain or loss on translation is included within comprehensive income and Accumulated other comprehensive income on our Consolidated Statement of Financial Position. The functional currency of our international subsidiaries is their respective local currency. As of September 30, 2019, we have $6.2 million of unrecognized foreign currency translation losses included within Accumulated other comprehensive loss on our Consolidated Statement of Financial Position.

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

As of September 30, 2019, we had a $620.0 million variable-rate Term Loan due 2024 outstanding, which has an interest rate of 4.0% per year. An increase or decrease of 1/4% in our interest rate on the Term Loan will change our annualized interest expense by approximately $1.1 million.

As of September 30, 2019, there were $120.0 million of outstanding borrowings under the AR Facility, at a borrowing rate of 3.1%, and $90.0 million of outstanding borrowings under the Repurchase Facility, at a borrowing rate of 3.2%. An increase or decrease of 1/4% in our interest rate on the AR Securitization Facilities will change our annualized interest expense by approximately $0.5 million.

We have several interest rate cash flow swap agreements to effectively convert a portion of our LIBOR-based variable rate debt to a fixed rate and hedge our interest rate risk related to such variable rate debt. The fair value of these swap positions was a net unrecognized loss of approximately $5.6 million as of September 30, 2019, and is included in Other liabilities on our Consolidated Statement of Financial Position. The following table provides information about our interest rate swap agreements, which are sensitive to changes in interest rates. Notional amounts are used to calculate the contractual cash flows to be exchanged under the agreements.

(in millions, except percentages)	2020	2021	2022	2023	2024	Thereafter	Total	Fair Value Loss as of 9/30/19
Pay fixed/receive variable	$—	$150.0	$50.0	$—	$—	$—	$200.0	$5.6
Average pay rate	2.7%	2.7%	1.8%	—%	—%	—%
Average receive rate(a)	one-month LIBOR	one-month LIBOR	one-month LIBOR	—	—	—

(a)	The one-month LIBOR rate was approximately 2.0% as of September 30, 2019.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

None.

Purchases of Equity Securities by the Issuer

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Remaining Authorizations
July 1, 2019 through July 31, 2019	—	$—	—	—
August 1, 2019 through August 31, 2019	—	—	—	—
September 1, 2019 through September 30, 2019	—	—	—	—
Total	—	—	—	—

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

10.1
Amended and Restated Receivables Purchase Agreement, dated as of July 19, 2019, by and among Outfront Media LLC, Outfront Media Receivables LLC, Outfront Media Receivables TRS, LLC, MUFG Bank, Ltd., the other parties thereto from time to time as purchasers and group agents, and Gotham Funding Corporation (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-36367), filed on July 23, 2019).

10.2
Amended and Restated QRS Purchase and Sale Agreement, dated as of July 19, 2019, between Outfront Media LLC and Outfront Media Receivables LLC (including the Form of Subordinated Note) (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-36367), filed on July 23, 2019).

10.3
Amended and Restated Performance Guaranty, dated as of July 19, 2019, between OUTFRONT Media Inc. and MUFG Bank, Ltd. (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-36367), filed on July 23, 2019).

10.4
TRS Purchase and Sale Agreement, dated as of July 19, 2019, by and among Outfront Media LLC, Outfront Media Receivables TRS, LLC and the originators party thereto (including the Form of Subordinated Note) (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 001-36367), filed on July 23, 2019).

10.5
Amended and Restated Master Framework Agreement, dated as of July 19, 2019, by and among Outfront Media LLC, Outfront Media Outernet Inc., MUFG Bank, Ltd. and the originators party thereto (incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K (File No. 001-36367), filed on July 23, 2019).

10.6
Master Repurchase Agreement, dated as of July 19, 2019, between Outfront Media Outernet Inc. and MUFG Bank, Ltd. (incorporated herein by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K (File No. 001-36367), filed on July 23, 2019).

10.7
Amended and Restated Guaranty, dated as of July 19, 2019, between OUTFRONT Media Inc. and MUFG Bank, Ltd. (incorporated herein by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K (File No. 001-36367), filed on July 23, 2019).

31.1	Certification of the Chief Executive Officer of OUTFRONT Media Inc. pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of OUTFRONT Media Inc. pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer of OUTFRONT Media Inc. furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002.

32.2	Certification of the Chief Financial Officer of OUTFRONT Media Inc. furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Definition Document

101.LAB	Inline XBRL Taxonomy Label Linkbase

101.PRE	Inline XBRL Taxonomy Presentation Linkbase

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OUTFRONT MEDIA INC.

By:	/s/ Matthew Siegel
	Name:	Matthew Siegel
	Title:	Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

Date: November 5, 2019