Form 10-K
period 2019-12-31
OUTFRONT Media Inc.
filed 2020-02-26
CIK 1579877

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the transition period from	to
Commission File Number: 001-36367
OUTFRONT Media Inc.
(Exact name of registrant as specified in its charter)

Maryland		46-4494703
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

405 Lexington Avenue, 17th Floor
New York,	NY	10174
(Address of principal executive offices)		(Zip Code)

(212) 297-6400
(Registrant’s telephone number, including area code)

Securities registered pursuant to section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01, par value	OUT	New York Stock Exchange
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

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of June 30, 2019, the last business day of the registrant's most recently completed second fiscal quarter, was $3.7 billion based upon the closing price reported for such date on the New York Stock Exchange.

As of February 25, 2020, the number of shares outstanding of the registrant’s common stock was 144,161,374.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement for the 2020 Annual Meeting of Stockholders are incorporated herein by reference into Part III of this Annual Report on Form 10-K where indicated. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant's fiscal year ended December 31, 2019.

OUTFRONT Media Inc.

Except as otherwise indicated or unless the context otherwise requires, all references in this Annual Report on Form 10-K to (i) “OUTFRONT Media,” “the Company,” “we,” “our,” “us” and “our company” mean OUTFRONT Media Inc., a Maryland corporation, and unless the context requires otherwise, its consolidated subsidiaries, and (ii) the “25 largest markets in the U.S.,” “150 markets in the U.S. and Canada” and “Nielsen Designated Market Areas” are based, in whole or in part, on Nielsen Media Research’s Designated Market Area rankings as of January 1, 2020.

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

Forward-looking statements involve numerous risks and uncertainties and you should not rely on them as predictions of future events. Forward-looking statements depend on assumptions, data or methods that may be incorrect or imprecise and may not be able to be realized. We do not guarantee that the transactions and events described will happen as described (or that they will happen at all). The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:

•	Declines in advertising and general economic conditions;

•	Competition;

•	Government regulation;

•	Our ability to implement our digital display platform and deploy digital advertising displays to our transit franchise partners;

•	Taxes, fees and registration requirements;

•	Our ability to obtain and renew key municipal contracts on favorable terms;

•	Decreased government compensation for the removal of lawful billboards;

•	Content-based restrictions on outdoor advertising;

•	Environmental, health and safety laws and regulations;

•	Seasonal variations;

•	Acquisitions and other strategic transactions that we may pursue could have a negative effect on our results of operations;

•	Dependence on our management team and other key employees;

•	The ability of our board of directors to cause us to issue additional shares of stock without stockholder approval;

•	Certain provisions of Maryland law may limit the ability of a third party to acquire control of us;

•	Our rights and the rights of our stockholders to take action against our directors and officers are limited;

•	Our substantial indebtedness;

•	Restrictions in the agreements governing our indebtedness;

•	Incurrence of additional debt;

•	Interest rate risk exposure from our variable-rate indebtedness;

•	Our ability to generate cash to service our indebtedness;

•	Cash available for distributions;

•	Hedging transactions;

•	Diverse risks in our Canadian business;

•	Experiencing a cybersecurity incident;

•	Changes in regulations and consumer concerns regarding privacy, information security and data, or any failure or perceived failure to comply with these regulations or our internal policies;

•	Asset impairment charges for our long-lived assets and goodwill;

•	Our failure to remain qualified to be taxed as a real estate investment trust (“REIT”);

•	REIT distribution requirements;

•	Availability of external sources of capital;

•	We may face other tax liabilities even if we remain qualified to be taxed as a REIT;

•	Complying with REIT requirements may cause us to liquidate investments or forgo otherwise attractive opportunities;

•	Our ability to contribute certain contracts to a taxable REIT subsidiary (“TRS”);

•	Our planned use of TRSs may cause us to fail to remain qualified to be taxed as a REIT;

•	REIT ownership limits;

•	Complying with REIT requirements may limit our ability to hedge effectively;

•	Failure to meet the REIT income tests as a result of receiving non-qualifying income;

•	The Internal Revenue Service (the “IRS”) may deem the gains from sales of our outdoor advertising assets to be subject to a 100% prohibited transaction tax; and

•	Establishing operating partnerships as part of our REIT structure.

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

PART I

Item 1. Business.

Overview

OUTFRONT Media is a real estate investment trust (“REIT”), which provides advertising space (“displays”) on out-of-home advertising structures and sites in the United States (the “U.S.”) and Canada. We are one of the largest providers of advertising space on out-of-home advertising structures and sites across the U.S. and Canada. Our inventory consists of billboard displays, which are primarily located on the most heavily traveled highways and roadways in top Nielsen Designated Market Areas (“DMAs”), and transit advertising displays operated under exclusive multi-year contracts with municipalities in large cities across the U.S. and Canada. We also have marketing and multimedia rights agreements with colleges, universities and other educational institutions, which entitle us to operate on-campus advertising displays, as well as manage marketing opportunities, media rights and experiential entertainment at sporting events. In total, we have displays in all of the 25 largest markets in the U.S. and 150 markets in the U.S. and Canada. Our top market, high profile location focused portfolio includes sites in and around both Grand Central Station and Times Square in New York, various locations along Sunset Boulevard in Los Angeles, and the Bay Bridge in San Francisco. The breadth and depth of our portfolio provides our customers with a range of options to address their marketing objectives, from national, brand-building campaigns to hyper-local campaigns that drive customers to the advertiser’s website or retail location “one mile down the road.”

In addition to providing location-based displays, we also focus on delivering mass and targeted audiences to our customers. Geopath, the out-of-home advertising industry’s audience measurement system, enables us to build campaigns based on the size and demographic composition of audiences. As part of our technology platform, we are developing solutions for enhanced demographic and location targeting, and engaging ways to connect with consumers on-the-go. Additionally, our OUTFRONT Mobile Network and social influence add-on products allow our customers to further leverage location targeting with interactive mobile advertising and social sharing amplification.

We believe out-of-home continues to be an attractive form of advertising, as our displays are always viewable and cannot be turned off, skipped, blocked or fast-forwarded. Further, out-of-home advertising can be an effective “stand-alone” medium, as well as an integral part of a campaign to reach audiences using multiple forms of media, including television, radio, print, online, mobile and social media advertising platforms. We provide our customers with a differentiated advertising solution at an attractive price point relative to other forms of advertising. In addition to leasing displays, we provide other value-added services to our customers, such as pre-campaign category research, consumer insights, print production and post-campaign tracking and analytics.

We generally (i) own the physical billboard structures on which we display advertising copy for our customers, (ii) hold the legal permits to display advertising thereon and (iii) lease the underlying sites. These lease agreements have terms varying between one month and multiple years, and usually provide renewal options. We estimate that approximately 75% of our billboard structures in the United States are “legal nonconforming” billboards, meaning they were legally constructed under laws in effect at the time they were built and remain legal to operate, but could not be constructed under current laws. These structures are often located in areas where it is difficult or not permitted to build additional billboards under current laws, which enhances the value of our portfolio. We have a highly diversified portfolio of advertising sites. As of December 31, 2019, we had approximately 20,600 lease agreements with approximately 17,200 different landlords in the U.S. A substantial proportion of these lease agreements allow us to abate rent and/or terminate the lease agreement in certain circumstances, which may include where the structure is obstructed, where there is a change in traffic flow and/or where the advertising value of the sign structure is otherwise impaired, providing us with flexibility in renegotiating the terms of our leases with landlords in those circumstances.

We manage our operations through three operating segments—(1) U.S. Billboard and Transit, which is included in our U.S. Media reportable segment, (2) International and (3) Sports Marketing. International and Sports Marketing do not meet the criteria to be a reportable segment and accordingly, are both included in Other (see Item 8., Note 20. Segment Information to the Consolidated Financial Statements).

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

On November 20, 2014, the Company changed its legal name to “OUTFRONT Media Inc.” and its common stock began trading on the New York Stock Exchange under the ticker symbol “OUT.”

On April 1, 2016, we completed the disposition of our outdoor advertising business in Latin America, and received $82.0 million in cash plus working capital.

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

Growth Strategy

Continue Increasing the Number of Digital Displays in our Portfolio. Increasing the number of digital displays in prime audience locations is an important element of our organic growth strategy, as digital displays have the potential to attract additional business from both new and existing customers. We believe digital displays are attractive to our customers because they allow for the development of richer and more visually engaging messages, provide our customers with greater content flexibility and greatly reduce production and installation costs. In addition, digital displays enable us to run multiple advertisements on each display. Digital billboard displays generate approximately four times more revenue per display on average than traditional static billboard displays. Digital billboard displays also incur, on average, approximately two to four times more costs, including higher variable costs associated with the increase in revenue than traditional static billboard displays. As a result, digital billboard displays generate higher profits and cash flows than traditional static billboard displays. The majority of our digital billboard displays were converted from traditional static billboard displays. In 2017, we commenced deployment of state-of-the-art digital transit displays in connection with several transit franchises and are planning to increase deployments significantly over the coming years. Once the digital transit displays have been deployed at scale, we expect that revenue generated on digital transit displays will be a multiple of the revenue generated on comparable static transit displays. We intend to incur significant equipment deployment costs and capital expenditures in the coming years to continue increasing the number of digital displays in our portfolio. See “—Renovation, Improvement and Development.”
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

Continued Adoption & Refinement of Audience Measurement Systems; Utilization of Data/Analytics. We believe the continued adoption and refinement of the out-of-home advertising industry’s audience measurement system, Geopath, will enhance the value of the out-of-home medium by providing customers with improved audience measurement and the ability to target by demographic characteristics. New refinements, including the impact of speed (i.e. how quickly the audience passes an individual billboard unit), and the inclusion of transit metrics, will make the measurement system more robust. Additionally, as part of our technology platform, we are developing solutions for enhanced demographic and location targeting. By providing a consistent and standardized audience measurement metric, and overlaying increasingly available and reliable third-party data, we will be able to help advertisers target increasingly mobile audiences with effective media plans in the out-of-home environment for both static and digital displays. Further, we believe the use of programmatic advertising platform technology in the out-of-home advertising industry will increase, which will present a revenue growth opportunity for us. Programmatic advertising platforms allow out-of-home advertising companies to lease displays to customers at competitive rates through an online bidding process, and we continue to seek strategic opportunities to increase our participation in these platforms.

Our Portfolio of Outdoor Advertising Structures and Sites

Diversification by Customer

For the year ended December 31, 2019, no individual customer represented more than 2.3% of U.S. Media segment revenues. Therefore, we do not consider detailed information about any individual customer to be meaningful.

Diversification by Industry

The following table sets forth information regarding the diversification of U.S. Media segment revenues earned among different industries for 2019, 2018 and 2017. For 2019, as a result of our diverse base of customers in the United States, no single industry contributed more than 9% of our U.S. Media segment revenues.

	Percentage of Total U.S. Media Segment Revenues for the Year Ended December 31,
Industry	2019	2018	2017
Retail	9%	9%	9%
Professional Services	8	7	7
Computers/Internet	8	8	7
Healthcare/Pharmaceuticals	8	8	8
Financial Services	7	5	4
Television	7	7	7
Entertainment	7	7	7
Restaurants/Fast Food	5	5	5
Automotive	4	4	5
Casinos/Lottery	3	4	4
Movies	3	4	4
Beer/Liquor	3	4	4
Telecom/Utilities	3	4	4
Education	3	3	3
Travel/Leisure	3	3	4
Food/Non-Alcoholic Beverages	3	3	4
Real Estate Brokerage	2	2	2
Government Agencies	2	2	2
Other(a)	12	11	10
Total	100%	100%	100%

(a)	No single industry in “Other” individually represents more than 2% of total revenues.

Diversification by Geography
Our advertising structures and sites are geographically diversified across 33 states, Washington D.C. and Canada. The following table sets forth information regarding the geographic diversification of our advertising structures and sites, which are listed in order of contributions to total revenue.

	Percentage of Total Revenues for the Year Ended December 31, 2019			Number of Displays as of December 31, 2019(a)
Location (Metropolitan Area)	Billboard	Transit and Other	Total	Billboard Displays	Transit and Other Displays	Total Displays	Percentage of Total Displays
New York, NY	9%	45%	21%	596	258,209	258,805	51%
Los Angeles, CA	17	9	14	4,546	41,199	45,745	9
Miami, FL	5	4	5	993	22,603	23,596	5
San Francisco, CA	4	5	4	1,225	17,830	19,055	4
Washington D.C.	1	9	4	23	47,037	47,060	9
State of New Jersey	5	<1	3	3,637	90	3,727	1
Boston, MA	1	7	3	243	38,545	38,788	8
Houston, TX	5	1	3	1,112	188	1,300	<1
Atlanta, GA	3	3	3	2,068	17,483	19,551	4
Dallas, TX	3	1	3	720	568	1,288	<1
Chicago, IL	4	<1	2	1,085	230	1,315	<1
Detroit, MI	3	1	2	1,892	12,984	14,876	3
Tampa, FL	3	—	2	1,510	—	1,510	<1
Phoenix, AZ	2	1	2	1,567	775	2,342	<1
Orlando, FL	2	—	2	1,328	—	1,328	<1
All other United States	27	1	18	19,112	2,351	21,463	4
Sports marketing and other	—	11	4	—	1,635	1,635	<1
Total United States	94	98	95	41,657	461,727	503,384	98
Canada	6	2	5	5,066	3,903	8,969	2
Total	100%	100%	100%	46,723	465,630	512,353	100%

Total revenues (in millions)	$1,189.9	$592.3	$1,782.2

(a)	All displays, including those reserved for transit agency use.

The New York and Los Angeles metropolitan areas contributed 45% and 11%, respectively, of total transit and other revenues in 2018 and 47% and 12%, respectively, of total transit and other revenues in 2017. Los Angeles contributed 16% of total billboard revenues in each of 2018 and 2017. New York contributed 10% of total billboard revenues in each of 2018 and 2017.

For additional information regarding revenues for our billboard displays and transit and other displays, by segment, for the years ended December 31, 2019, 2018 and 2017, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data.”

Renovation, Improvement and Development

The following table sets forth information regarding our digital displays.

	Digital Revenues (in millions) for the Year Ended			Number of Digital Displays(a) as of
Location	Digital Billboard	Digital Transit and Other	Total Digital Revenues	Digital Billboard Displays	Digital Transit and Other Displays	Total Digital Displays
December 31, 2019:
United States	$222.7	$112.3	$335.0	1,121	6,145	7,266
Canada	30.0	0.1	30.1	222	93	315
Total	$252.7	$112.4	$365.1	1,343	6,238	7,581

December 31, 2018:
United States	$189.9	$59.4	$249.3	957	2,854	3,811
Canada	26.2	0.2	26.4	183	58	241
Total	$216.1	$59.6	$275.7	1,140	2,912	4,052

December 31, 2017:
United States	$159.1	$44.8	$203.9	822	871	1,693
Canada	14.6	0.2	14.8	160	63	223
Total	$173.7	$45.0	$218.7	982	934	1,916

(a)
Digital display amounts (1) includes 2,172 displays reserved for transit agency use in 2019 and 655 in 2018, and (2) exclude: (i) all displays under our multimedia rights agreements with colleges, universities and other educational institutions; (ii) 1,649 MetroCard vending machine digital screens in 2018 and 1,650 in 2017; and (iii) in-train advertising displays of 317 in 2017, which were permanently taken out of service. Our number of digital displays is impacted by acquisitions, dispositions, management agreements, the net effect of new and lost billboards, and the net effect of won and lost franchises in the period.

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

We have built or converted 107 digital billboard displays in the United States and 13 in Canada in 2019, compared to 57 digital billboard displays in the United States and 26 in Canada in 2018, and 65 digital billboard displays in the United States and 21 in Canada in 2017. Additionally, in 2019, we installed 14 small-format digital displays and entered into marketing arrangements to sell advertising on 50 third-party digital billboard displays in the U.S. and 27 in Canada. In 2019, we have built, converted or replaced 3,781 digital transit and other displays in the United States. Our total number of digital displays is impacted by acquisitions, dispositions, management agreements and the net effect of new and lost billboards and the net effect of won and lost franchises. As of December 31, 2019, our average initial investment required for a digital billboard display is approximately $230,000.

In 2016, we initiated a multi-year project to improve the quality of the illumination of our static billboard displays and to reduce our utility costs through the use of the most current LED lighting technology. As of December 31, 2019, we completed 49 out of 51 locations (metropolitan areas) planned for conversion to the most current LED lighting technology. We expect to convert the remaining 2 locations (metropolitan areas) in 2020.

We routinely invest capital in the maintenance and repair of our billboard and transit structures. This includes safety initiatives and replaced displays, as well as new billboard components such as panels, sections, catwalks, lighting and ladders. Our maintenance capital expenditures were $18.1 million in 2019, $18.6 million in 2018 and $19.9 million in 2017.

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

Competition

The outdoor advertising industry is fragmented, consisting of several companies operating on a national basis, including our company, Clear Channel Outdoor, Lamar, JCDecaux and Intersection, as well as hundreds of smaller regional and local companies operating a limited number of displays in a single or a few local geographic markets. We compete with these companies for both customers and structure and display locations. We also compete with other media, including online, mobile and social media advertising platforms and traditional advertising platforms (such as television, radio, print and direct mail marketers). In addition, we compete with a wide variety of out-of-home media, including advertising in shopping centers, airports, movie theaters, supermarkets and taxis. Advertisers compare relative costs of available media, including average cost per thousand impressions or “CPMs”, particularly when delivering a message to customers with distinct demographic characteristics. In competing with other media, the outdoor advertising industry relies on its ability to reach specific markets, geographic areas and/or demographics and its relative cost efficiency.

Seasonality

Our revenues and profits may fluctuate due to seasonal advertising patterns and influences on advertising markets. Typically, our revenues and profits are highest in the fourth quarter, during the holiday shopping season, and lowest in the first quarter, as advertisers adjust on spending following the holiday shopping season. We expect this trend to continue in the future.

Employees

As of December 31, 2019, we had 2,456 employees, of which 898 were sales and sales-related personnel in the U.S. and 87 were Canadian sales and sales-related personnel. As of December 31, 2019, 2,410 of our employees were full-time employees and 46 were part-time employees. Some of these employees are represented by labor unions and are subject to collective bargaining agreements.

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

Although state and local government authorities from time to time use the power of eminent domain to remove billboards, U.S. law requires payment of compensation if a state or political subdivision compels the removal of a lawful billboard along a primary or interstate highway that was built with federal financial assistance. Additionally, many states require similar compensation (or relocation) with regard to compelled removals of lawful billboards in other locations, although the methodology used to determine such compensation varies by jurisdiction. Some local governments in the United States and Canada have attempted to force removal of billboards after a period of years under a concept called amortization. Under this concept the governmental body asserts that just compensation has been earned by continued operation of the billboard over a period of time. In Canada, billboards may be expropriated for public purposes with compensation (or relocation) determined on a case-by-case basis. Thus far, we have generally been able to obtain satisfactory compensation for our billboards purchased or removed as a result of governmental action, although there is no assurance that this will continue to be the case in the future.

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

Further, certain laws and regulations may affect prevailing competitive conditions in our markets in a variety of ways, including reducing our expansion opportunities, or increasing or reducing competitive pressure on us from other members of the outdoor advertising industry and/or other parties who wish to engage in outdoor advertising. No assurance can be given that existing or future laws or regulations, and the enforcement thereof, will not materially and adversely affect the outdoor advertising industry. See “Item 1A. Risk Factors—Risks Related to Our Business and Operations—Taxes, fees and registration requirements may reduce our profits or expansion opportunities.” However, we contest laws and regulations that we believe unlawfully restrict our constitutional or other legal rights and may adversely impact the growth of our outdoor advertising business.

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

We are subject to numerous federal, state, local and foreign laws, rules and regulations as well as industry standards and regulations regarding privacy, information security, data and consumer protection (including with respect to personally identifiable information), among other things. Many of these laws and industry standards and regulations are still evolving (such as the new California Consumer Privacy Act) and changes in the nature of the data that we collect, purchase and utilize, and the ways that data is permitted to be collected, stored, used and/or shared may negatively impact the way that we are able to conduct business, particularly our digital display platform.  Additionally, no cybersecurity measures are impenetrable, and if a cybersecurity incident occurs, we could lose competitively sensitive proprietary business information, disclose personally identifiable information, and/or suffer disruptions to our business operations, particularly our digital advertising displays, which could result in, among other things, regulatory investigations, legal proceedings and/or remedial actions relating to our cybersecurity measures. See “Item 1A. Risk Factors—Risks Related to Our Business and Operations—Changes in regulations and consumer concerns regarding privacy, information security and data, or any failure or perceived failure to comply with these regulations or our internal policies, could negatively impact our business” and “Item 1A. Risk Factors—Risks Related to Our Business and Operations—If we experience a cybersecurity incident, we may suffer reputational harm and significant legal and financial exposure.”

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

We may enter into multi-year contracts with municipalities and transit operators for the right to display advertising copy on the interior and exterior of rail and subway cars, buses, benches, trams, trains, transit shelters, street kiosks and transit platforms. We may also enter into marketing and multimedia rights agreements with colleges, universities and other educational institutions, which entitle us to operate on-campus advertising displays, as well as manage marketing opportunities, media rights and experiential entertainment at sporting events. In addition, we may participate with third parties in property ownership through joint ventures or other types of co-ownership.

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

Investments in Securities of or Interests in Persons Primarily Engaged in Real Estate Activities and Other Issuers. We have and may in the future invest in securities or interests of other issuers, including REITs and entities engaged in real estate activities, directly or in connection with joint ventures or in connection with other strategic transactions. We have not and do not currently anticipate investing in securities of other issuers for the purpose of exercising control over such entities, acquiring any investments primarily for sale in the ordinary course of business, or holding any investments with a view to making short-term gains from their sale, but we may engage in these activities in the future. Since we must comply with various requirements under the Code in order to maintain our qualification to be taxed as a REIT, including restrictions on the types of assets we may hold, the sources of our income and accumulation of earnings and profits, our ability to engage in certain investments and acquisitions, such as acquisitions of C corporations, may be limited.

Investments in Other Securities. We may in the future invest in additional securities such as non-corporate bonds. We have no present intention to make any such investments, except for investments in cash equivalents in the ordinary course of business. Future investment activities in additional securities will not be limited to any specific percentage of our assets or to any specific type of securities or industry group.

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

Financing and Leverage Policy

We may, when appropriate, employ leverage and use debt as a means to finance growth in our business, refinance existing debt, to provide additional funds to distribute to stockholders, and/or for corporate purposes. The Company, along with Outfront Media Capital LLC (“Finance LLC”) and Outfront Media Capital Corporation (“Finance Corp.” and together with Finance LLC, the “Borrowers”) and other guarantor subsidiaries party thereto, are parties to a credit agreement and a related security agreement, each dated January 31, 2014 (together, and as amended, restated, amended and restated, supplemented or otherwise modified, the “Credit Agreement”), pursuant to which the Borrowers may borrow funds under a $500.0 million revolving credit facility due in November 2024 (the “Revolving Credit Facility”) and have incurred outstanding indebtedness of $600.0 million under a term loan due in November 2026 (the “Term Loan”). Since 2014, the Borrowers have been parties to agreements governing our standalone letter of credit facilities. As of December 31, 2019, we had issued letters of credit totaling approximately $70.9 million under our aggregate $78.0 million standalone letter of credit facilities. Additionally, since 2014, the Borrowers have issued senior unsecured notes in several private placement transactions and redeemed certain of these senior unsecured notes. As of December 31, 2019, of the senior unsecured notes issued by the Borrowers, $500.0 million aggregate principal amount of 5.625% Senior Unsecured Notes due 2024 (the “2024 Notes”), $650.0 million aggregate principal amount of 5.000% Senior Unsecured Notes due 2027 (the “2027 Notes”) and $500.0 million aggregate principal amount of 4.625% Senior Unsecured Notes due 2030 (the “2030 Notes” and collectively with the 2024 Notes and the 2027 Notes, the “Notes”) remain outstanding. In addition, as of December 31, 2019, we have a $125.0 million revolving accounts receivable securitization facility (the “AR Facility”), which terminates in June 2022, unless further extended, and a 364-day uncommitted $90.0 million structured repurchase facility (the “Repurchase Facility” and together with the AR Facility, the “AR Securitization Facilities”), which terminates in June 2020, unless further extended. We have been a party to the agreements governing the AR Facility and the Repurchase Facility since June 2017 and September 2018, respectively. We have, and from time to time we may, draw funds from the Revolving Credit Facility and/or the AR Securitization Facilities or other credit facilities that we may establish for specific or general corporate purposes. For more information, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.” Other than as described herein, we have not borrowed any money from third parties during the past three years.

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

Lending Policies

We do not intend to engage in significant lending activities, although we do not have a policy limiting our ability to make loans to third parties. We may consider offering purchase money financing in connection with the sale of properties. Other than loans to joint ventures in which we participate and loans to joint venture partners, which we have made, and may continue to make, we have not made any loans to third parties.

Company Securities Policies

In the future, we may issue debt securities (including senior securities), offer common stock, preferred stock, convertible securities or options to purchase common stock in exchange for property, and/or repurchase or otherwise reacquire our common stock or other securities in the open market or otherwise. Except in connection with the Notes and any related exchanges of publicly registered Notes for privately issued Notes, equity private placements relating to a license and development agreement, the Transaction, the ATM Program (as defined in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources”) and stock-based employee compensation, in the past four years, we have not offered or issued debt securities, common stock, preferred stock, convertible securities, options to purchase common stock or any other securities in exchange for property or any other purpose. Our board of directors has the authority, without further stockholder approval, to amend our charter to increase the number of authorized shares of our common stock or preferred stock and to authorize us to issue additional shares of common stock or preferred stock, in one or more series, including senior securities, in any manner, and on the terms and for the consideration it deems appropriate, subject to applicable laws and regulations. We have not engaged in trading, underwriting or agency distribution or sale of securities of other issuers and do not intend to do so.

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

We derive our revenues from providing advertising space to customers on out-of-home advertising structures and sites. A decline in the economic prospects of advertisers, the economy in general or the economy of any individual geographic market or industry, particularly a market or industry in which we conduct substantial business and derive a significant portion of our revenues, such as the New York and Los Angeles metropolitan areas, and the retail, professional services, computers/internet and healthcare/pharmaceuticals industries, could alter current or prospective advertisers’ spending priorities. See “Item 1. Business—Our Portfolio of Outdoor Advertising Structures and Sites.” In addition, disasters, acts of terrorism, disease outbreaks (such as the novel coronavirus), hostilities, political uncertainty, trade policies (such as tariffs), shifts in market demographics, extraordinary weather events (such as hurricanes), technological changes and power outages could interrupt our ability to build, deploy, and/or display advertising on, advertising structures and sites, and/or lead to a reduction in economic certainty and advertising expenditures. Any reduction in advertising expenditures could adversely affect our business, financial condition or results of operations. Further, advertising expenditure patterns may be impacted by any of these factors; for example, advertisers’ expenditures may be made with less advance notice and may become difficult to forecast from period to period.

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

The success of the digital display platform we are currently developing for our customers and the deployment of digital advertising displays to our transit franchise partners, such as the New York Metropolitan Transportation Authority (the “MTA”), the Washington Metropolitan Area Transit Authority, the Massachusetts Bay Transportation Authority and the San Francisco Bay Area Rapid Transit District, and the realization of any anticipated benefits, will depend, in part, on our ability to execute and demonstrate the value-added capabilities of our digital display platform to our customers, and our ability to deliver and install digital displays to our transit franchise partners in satisfaction of our contractual obligations, including delivery and installation to scale and within complex transit infrastructures, such as the MTA. If we fail to satisfy our contractual obligations and any such failures cannot be resolved, and/or the digital display platform and/or the digital advertising displays that we provide to our customers and transit franchise partners do not meet their expectations or are found to be defective, or if we are unable to realize the anticipated benefits of these products due to reduced market demand for these products or digital advertising generally, then we may incur financial liability, which could have an adverse effect on our business, financial condition and results of operation.

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

Further, we rely on third parties to manufacture and transport digital displays, and if we are not able to engage third parties on reasonable pricing or other terms due to insufficient capacity or plant closures of a particular manufacturer, market-wide supply shortages¸ logistics disruptions or otherwise, or if the third parties that we do engage fail to meet their obligations to us, whether due to external events beyond anyone’s control (such as the novel coronavirus) or otherwise, we may be unable to deploy digital advertising displays to our transit franchise partners in a timely manner or at all, and may fail to satisfy our contractual obligations, which could have an adverse effect on our business, financial condition and results of operations.

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

Our transit advertising business requires us to obtain and renew contracts with municipalities and other governmental entities. All of these contracts have fixed terms and generally provide for payments to the governmental entity of a revenue share and/or a guaranteed minimum annual payment, and some may require us to incur capital expenditures. When these contracts expire, we generally must participate in highly competitive bidding processes in order to obtain a new contract. Our inability to successfully obtain or renew these contracts on favorable economic terms or at all could have an adverse effect on our financial condition and results of operations. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview—Business Environment.” In addition, the loss of a key municipal contract in one location could adversely affect our ability to compete in other locations by reducing our scale and ability to offer customers multi-regional and national advertising campaigns. These factors could have an adverse effect on our business, financial condition and results of operations.

Government compensation for the removal of lawful billboards could decrease.

Although federal, state and local government authorities from time to time use the power of eminent domain to remove billboards, U.S. law requires payment of compensation if a government authority compels the removal of a lawful billboard along a primary or interstate highway that was built with federal financial assistance. Additionally, many states require similar compensation (or relocation) with regard to compelled removals of lawful billboards in other locations, although the methodology used to determine such compensation varies by jurisdiction. Some local governments in the United States and Canada have attempted to force removal of billboards after a period of years under a concept called amortization. Under this concept, the governmental body asserts that just compensation has been earned by continued operation of the billboard over a period of time. Thus far, we have generally been able to obtain satisfactory compensation for our billboards purchased or removed as a result of governmental action, although there is no assurance that this will continue to be the case in the future, and, if it does not continue to be the case, there could be an adverse effect on our business, financial condition and results of operations.

Content-based restrictions on outdoor advertising may further restrict the categories of customers that can advertise using our structures and sites.

Restrictions on outdoor advertising of certain products, services or other content are or may be imposed by federal, state and local laws and regulations, as well as contracts with municipalities and transit franchise partners. For example, tobacco products have been effectively banned from outdoor advertising in all of the jurisdictions in which we currently do business. In addition, state and local governments in some cases limit outdoor advertising of alcohol, which represented 3% of our U.S. Media segment revenues in 2019, and 4% in each of 2018 and 2017. Further, certain municipalities and transit franchise partners limit issue-based outdoor advertising. Content-based restrictions could cause a reduction in our revenues from leasing advertising space on outdoor advertising displays that display such advertisements and a simultaneous increase in the available space on the existing inventory of displays in the outdoor advertising industry, which could have an adverse effect on our business, financial condition and results of operations.

Environmental, health and safety laws and regulations may limit or restrict some of our operations.

As the owner or operator of various real properties and facilities, we must comply with various federal, state and local environmental, health and safety laws and regulations in the United States and Canada. We and our properties are subject to such laws and regulations related to the use, storage, disposal, emission, release and remediation of hazardous and nonhazardous substances and employee health and safety. Historically, with the exception of safety upgrades, we have not incurred significant expenditures to comply with these laws. However, additional laws that may be passed in the future, or a finding of a violation of or liability under existing laws, could require us to make significant expenditures and otherwise limit or restrict some of our operations, which could have an adverse effect on our business, financial condition and results of operations.

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

•
we may face increased competition for acquisitions of businesses and assets from other advertising companies, some of which may have greater financial resources than we do, which may result in higher prices for those businesses and assets;

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

Our board of directors has by resolution exempted from the provisions of the Maryland Business Combination Act, as described above, all business combinations between us and any other person, provided that such business combination is first approved by our board of directors (including a majority of our directors who are not affiliates or associates of such person). In addition, our bylaws contain a provision opting out of the Maryland Control Share Acquisition Act, as described above. Moreover, our charter provides that vacancies on our board may be filled only by a majority of the remaining directors, and that any directors elected by the board to fill vacancies will serve for the remainder of the full term of the directorship in which the vacancy occurred and until a successor is elected and qualifies. Our bylaws provide that our board of directors has the exclusive power to adopt, alter or repeal any provision of our bylaws and to make new bylaws. There can be no assurance that these exemptions or provisions will not be amended or eliminated at any time in the future.

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

As of December 31, 2019, we had total indebtedness of approximately $2.4 billion (consisting of the Term Loan, the Notes and the AR Securitization Facilities with outstanding aggregate principal balances of $600.0 million, $1.65 billion and $195.0 million, respectively), undrawn commitments under the Revolving Credit Facility of $500.0 million, excluding $1.6 million of letters of credit issued against the Revolving Credit Facility and borrowing capacity remaining under the AR Facility of $20.0 million. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

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

•	increasing our vulnerability to and limiting our flexibility in planning for, or reacting to, changes in the business, the industries in which we operate, the economy and governmental regulations;

•	limiting our ability to make strategic acquisitions or causing us to make non-strategic divestitures;

•	exposing us to the risk of rising interest rates as borrowings under the Senior Credit Facilities and the AR Securitization Facilities are subject to variable rates of interest;

•	placing us at a competitive disadvantage compared to our competitors that have less debt; and

•	limiting our ability to borrow additional funds.

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

The agreements governing the AR Securitization Facilities also contain affirmative and negative covenants with respect to the SPVs (as defined below) holding our accounts receivables.

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

We and our subsidiaries may incur significant additional indebtedness in the future, including secured indebtedness. Although the Credit Agreement, the indentures governing the Notes and the agreements governing the AR Securitization Facilities contain restrictions on the incurrence of additional indebtedness and additional liens, these restrictions will be subject to a number of qualifications and exceptions, and the additional indebtedness, including secured indebtedness, incurred in compliance with these restrictions could be substantial. If we incur any additional indebtedness that ranks equally with the Senior Credit Facilities, the AR Securitization Facilities and/or the Notes, subject to collateral arrangements, the holders of that debt will be entitled to share ratably with existing holders of our debt in any proceeds distributed in connection with any insolvency, liquidation, reorganization, dissolution or other winding up of our business. This may have the effect of reducing the amount of proceeds paid to existing shareholders. These restrictions also will not prevent us from incurring obligations that do not constitute indebtedness. If new debt is added to our current debt levels, the related risks that we now face would increase.

Our variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly.

Borrowings under the Senior Credit Facilities and the AR Securitization Facilities are at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness will increase even though the amount borrowed remains the same, and our net income and cash flows will correspondingly decrease. At our level of indebtedness, as of December 31, 2019, each 1/4% change in interest rates on our variable rate Term Loan and AR Securitization Facilities would have resulted in a $1.0 million and $0.5 million, respectively, change in annual estimated interest expense. Our aggregate annual estimated interest expense will increase if we make any borrowings under our Revolving Credit Facility. We have, and may in the future, enter into interest rate swaps that involve the exchange of floating for fixed rate interest payments in order to reduce future interest rate volatility. However, we may not elect to maintain such interest rate swaps with respect to any of our variable rate indebtedness, and any swaps we enter into may not fully mitigate our interest rate risk. In addition, the transition away from the use of the London Interbank Offered Rate (“LIBOR”) after 2021 to a new reference rate may have unanticipated effects on the agreements governing our indebtedness, our interest rate swaps and the credit markets generally, as well as our interest expense, which we are not able to predict at this time.

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

Our Canadian business contributed approximately $87.8 million to total revenues in 2019, approximately $84.6 million to total revenues in 2018 and approximately $73.2 million to total revenues in 2017. Inherent risks in our Canadian business activities could decrease our Canadian sales and have an adverse effect on our business, financial condition and results of operations. These risks include potentially unfavorable Canadian economic conditions, political conditions or national priorities, Canadian government regulation and changes in such regulation, violations of applicable anti-corruption laws or regulations, potential expropriation of assets by the Canadian government, the failure to bridge cultural differences and limited or prohibited access to our Canadian operations and the support they provide. We may also have difficulty repatriating profits or be adversely affected by exchange rate fluctuations in our Canadian business.

If we experience a cybersecurity incident, we may suffer reputational harm and significant legal and financial exposure.

Although we have implemented physical and logical cybersecurity measures, along with crisis management procedures, designed to protect against the loss, misuse and alteration of our websites, digital assets and proprietary business information as well as consumer, business partner and advertiser personally identifiable information, no cybersecurity measures are impenetrable and we remain subject to unauthorized access attempts to our networks and assets. Further, because techniques used to obtain unauthorized access and degrade or disable systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. A cybersecurity incident could occur due to the acts or omissions of third parties (including third parties with which we do business), employee error, malfeasance, fraud, system errors or vulnerabilities, or otherwise. If a cybersecurity incident occurs, we could lose competitively sensitive proprietary business information, disclose personally identifiable information, and/or suffer disruptions to our business operations, particularly our digital advertising displays. In addition, the public perception of the effectiveness of our cybersecurity measures, products and/or services could be harmed as well as our overall reputation, which could put us at a competitive disadvantage. Accordingly, if we or third parties with which we do business were to suffer a cybersecurity incident, we could suffer significant legal and financial exposure in connection with our failure to satisfy certain contractual obligations, a loss of business partners and advertisers, regulatory investigations, legal proceedings and/or remedial actions relating to our cybersecurity measures, which could have an adverse effect on our business, financial condition and results of operation. Although we possess cybersecurity insurance, any financial liabilities arising from a cybersecurity incident may not be sufficiently covered by our insurance.

Changes in regulations and consumer concerns regarding privacy, information security and data, or any failure or perceived failure to comply with these regulations or our internal policies, could negatively impact our business.

We collect, purchase and utilize demographic and other information from and about consumers, business partners, advertisers and website users. We are subject to numerous federal, state, local and foreign laws, rules and regulations as well as industry standards and regulations regarding privacy, information security, data and consumer protection (including with respect to personally identifiable information), among other things. Many of these laws and industry standards and regulations are still evolving (such as the new California Consumer Privacy Act) and changes in the nature of the data that we collect, purchase and utilize, and the ways that data is permitted to be collected, stored, used and/or shared may negatively impact the way that we are able to conduct business, particularly our digital display platform. In addition, changes in consumer expectations and demands regarding privacy, information security and data may result in further restrictions on the nature of the data that we collect, purchase and utilize, and the ways we derive economic value from this data, which may limit our ability to offer targeted advertising opportunities to our business partners and advertisers. Although we monitor regulatory changes and have implemented internal policies and procedures designed to comply with all applicable laws, rules, industry standards and regulations, any failure or perceived failure by us to comply with applicable regulatory requirements or our internal policies related to privacy, information security, data and/or consumer protection could result in a loss of confidence, a loss of goodwill, damage to our brand, loss of business partners and advertisers, substantial remediation and compliance costs, adverse regulatory proceedings and/or civil litigation, which could negatively impact our business.

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

Our ability to satisfy certain REIT requirements may depend on us contributing certain contracts (or portions of certain contracts) to a TRS with respect to outdoor advertising assets that do not qualify as real property for purposes of the REIT asset tests. Moreover, our ability to satisfy the REIT requirements may depend on us properly allocating between us and our TRS the revenue or cost, as applicable, associated with the portion of any such contract contributed to the TRS. There can be no assurance that the IRS will not determine that such contribution was not a true contribution between us and our TRS or that we did not properly allocate the applicable revenues or costs. Were the IRS successful in such a challenge, it could adversely impact our ability to qualify to be taxed as a REIT or our effective tax rate and tax liability.

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

In the United States and Canada, we primarily lease our outdoor advertising sites, but, in a few cases, we own or hold permanent easements on our outdoor advertising sites. These lease agreements have terms varying between one month and multiple years, with an average term of 9 years, and usually provide renewal options. Our lease agreements generally allow us to use the land for the construction, repair and relocation of outdoor advertising structures, including all rights necessary to access and maintain the site. Approximately 68% of our outdoor advertising site leases will expire or be subject to renewal in the next 5 years, 22% will expire or be subject to renewal in 6 to 10 years and 10% will expire or be subject to renewal in more than 10 years. There is no significant concentration of outdoor advertising sites under any one lease or with any one landlord. An important part of our business activity is to manage our lease portfolio and negotiate suitable lease renewals and extensions. For further information regarding our outdoor advertising sites and structures, see “Item 1. Business—Our Portfolio of Outdoor Advertising Structures and Sites” and “Item 1. Business—Renovation, Improvement and Development.”

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

Holders

As of February 25, 2020, we had 203 holders of record of our common stock.

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

We anticipate that our distributions generally will be taxable as ordinary income to our stockholders, although we may designate a portion of the distributions as qualified dividend income or capital gain dividends or a portion of the distributions may constitute a return of capital or be taxable as capital gain. We furnish annually to each of our stockholders a statement setting forth distributions paid during the preceding year and their characterization as ordinary income dividends, return of capital, qualified dividends, income or capital gain dividends or non-dividend distributions. Approximately 82.2% of the dividends we distributed in 2019 should be considered ordinary income by our stockholders for tax purposes, approximately 1.5% should be considered a capital gain, and approximately 16.3% should be considered a return of capital. The capital gain distribution is subject to certain recapture provisions for both individual and corporate shareholders.

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

The performance graph assumes $100 invested on December 31, 2014, in OUTFRONT Media Inc.’s common stock, Lamar Advertising Company’s common stock, Clear Channel Outdoor Holdings, Inc.’s common stock, the S&P 500, the S&P 500 Media Industry Index, and the FTSE NAREIT All Equity REITs Index, including the reinvestment of dividends, through the calendar year ended December 31, 2019.

	Dec. 31, 2014	Dec. 31, 2015	Dec. 31, 2016	Dec. 31, 2017	Dec. 31, 2018	Dec. 31, 2019
OUTFRONT Media Inc.	$100.00	$86.10	$104.12	$103.28	$86.65	$135.86
Lamar Advertising Company	100.00	117.34	138.07	159.66	156.57	211.82
Clear Channel Outdoor Holdings, Inc.	100.00	52.79	74.27	81.58	93.64	51.60
S&P 500	100.00	101.38	113.51	138.29	132.23	173.86
S&P 500 Media Industry Index(a)	100.00	95.70	110.66	119.74	110.68	149.40
FTSE NAREIT All Equity REITs Index	100.00	102.83	111.70	121.39	116.48	149.86

(a)
As of December 31, 2019, the S&P 500 Media Industry Index consists of the following companies: Charter Communications, Inc.; Comcast Corporation; Discovery Communications, Inc.; DISH Network Corporation; Fox Corporation; Interpublic Group of Companies Inc.; News Corporation; Omnicom Group Inc; and ViacomCBS Inc.

Unregistered Sales of Equity Securities

None.

Purchases of Equity Securities by the Issuer

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Remaining Authorizations
October 1, 2019 through October 31, 2019	—	$—	—	—
November 1, 2019 through November 30, 2019	—	—	—	—
December 1, 2019 through December 31, 2019	—	—	—	—
Total	—	—	—	—

Item 6. Selected Financial Data.

The following table sets forth our selected historical consolidated financial data for the periods presented. The selected historical consolidated statements of operations and cash flow data for each of the years ended December 31, 2019, 2018 and 2017 and the selected historical consolidated balance sheet data as of December 31, 2019 and 2018, have been derived from our audited consolidated financial statements for such years, which are included in this Annual Report on Form 10-K. The selected historical consolidated statements of operations and cash flow data for the years ended December 31, 2016 and 2015 and the selected historical consolidated balance sheet information as of December 31, 2017, 2016 and 2015 have been derived from our audited historical consolidated financial statements, which are not included in this Annual Report on Form 10-K.

You should read the following information together with “Item 1A. Risk Factors,” “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data.”

	Year Ended December 31,
(in millions, except per share amounts)	2019	2018	2017	2016(a)	2015
Statement of Operations data:
Revenues	$1,782.2	$1,606.2	$1,520.5	$1,513.9	$1,513.8

Adjusted OIBDA(c)	$522.4	$479.5	$444.1	$449.0	$437.6
Less:
Stock-based compensation	22.3	20.2	20.5	18.0	15.2
Restructuring charges	0.3	2.1	6.4	2.5	2.6
Loss on real estate assets held for sale(b)	—	—	—	1.3	103.6
Net (gain) loss on dispositions	(3.8)	(5.5)	(14.3)	(1.9)	0.7
Impairment charge(d)	—	42.9	—	—	—
Depreciation	87.3	85.9	89.7	108.9	113.7
Amortization	107.2	99.1	100.1	115.3	115.4
Operating income	$309.1	$234.8	$241.7	$204.9	$86.4
Interest expense, net	$(134.9)	$(125.7)	$(116.9)	$(113.8)	$(114.8)
Loss on extinguishment of debt(e)	(28.5)	—	—	—	—
Provision for income taxes	$(10.9)	$(4.9)	$(4.1)	$(5.4)	$(5.4)
Net income (loss) attributable to OUTFRONT Media Inc.	$140.1	$107.9	$125.8	$90.9	$(29.4)
Net income (loss) attributable to OUTFRONT Media Inc. per weighted average shares outstanding:
Basic	$0.97	$0.76	$0.90	$0.66	$(0.21)
Diluted	$0.97	$0.75	$0.90	$0.66	$(0.21)
Dividends declared per common share	$1.44	$1.44	$1.44	$1.36	$1.42
Funds from operations (“FFO”)(f) attributable to OUTFRONT Media Inc.	$295.3	$301.0	$277.3	$280.4	$272.2
Adjusted FFO (“AFFO”)(f) attributable to OUTFRONT Media Inc.	$334.1	$299.7	$277.6	$294.5	$268.1
Balance sheet data (at period end):
Property and equipment, net	$666.2	$652.9	$662.1	$665.0	$701.7
Total assets(g)	$5,382.3	$3,828.7	$3,808.2	$3,738.5	$3,815.5
Current liabilities	$650.0	$402.6	$299.6	$251.5	$265.6
Long-term debt, net	$2,222.1	$2,149.6	$2,145.3	$2,136.8	$2,222.0
Total stockholders’ equity	$1,093.8	$1,102.8	$1,181.1	$1,232.9	$1,212.6
Cash flow data:
Cash flow provided by operating activities	$276.9	$214.3	$249.3	$287.1	$293.1
Capital expenditures:
Growth	$71.8	$63.7	$50.9	$40.9	$33.6
Maintenance	18.1	18.6	19.9	18.5	25.6
Total capital expenditures	$89.9	$82.3	$70.8	$59.4	$59.2

(a)	On April 1, 2016, we completed the disposition of our outdoor advertising business in Latin America.

(b)
In 2015, we recorded a non-cash loss on real estate assets held for sale. This non-cash loss is primarily comprised of the impact of including unrecognized foreign currency translation adjustment losses in the carrying value of assets held for sale.

(c)
Adjusted OIBDA is a non-GAAP financial measure. For purposes of the above table, we calculate “Adjusted OIBDA” as operating income (loss) before depreciation, amortization, net (gain) loss on dispositions, stock-based compensation, restructuring charges, impairment charges, and loss on real estate assets held for sale. Adjusted OIBDA is among the primary measures we use for managing our business, evaluating our operating performance and planning and forecasting future periods, as it is an important indicator of our operational strength and business performance. Our management believes users of our financial data are best served if the information that is made available to them allows them to align their analysis and evaluation of our operating results along the same lines that our management uses in managing, planning and executing our business strategy. Our management also believes that the presentation of Adjusted OIBDA, as a supplemental measure, is useful in evaluating our business because eliminating certain non-comparable items highlight operational trends in our business that may not otherwise be apparent when relying solely on GAAP financial measures. It is management’s opinion that this supplemental measure provides users of our financial data with an important perspective on our operating performance and also makes it easier for users of our financial data to compare our results with other companies that have different financing and capital structures or tax rates. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for further information about Adjusted OIBDA.

(d)
As a result of an impairment analysis performed during the second quarter of 2018, we determined that the carrying value of our Canadian reporting unit exceeded its fair value and we recorded an impairment charge of $42.9 million on the Consolidated Statement of Operations.

(e)
In 2019, we recorded a loss on extinguishment of debt of $28.5 million relating to the redemption of our 5.250% Senior Unsecured Notes due 2022 and our 5.875% Senior Unsecured Notes due 2025 (together, the “Old Notes”).

(f)
When used herein, references to “FFO” and “AFFO” mean “FFO attributable to OUTFRONT Media Inc.” and “AFFO attributable to OUTFRONT Media Inc.,” respectively. We calculate FFO in accordance with the definition established by NAREIT. FFO reflects net income (loss) attributable to OUTFRONT Media Inc. adjusted to exclude gains and losses from the sale of real estate assets, impairment charges, depreciation and amortization of real estate assets, amortization of direct lease acquisition costs, the non-cash effect of loss on real estate assets held for sale and the same adjustments for our equity-based investments and non-controlling interests, as well as the related income tax effect of adjustments, as applicable. We calculate AFFO as FFO adjusted to include cash paid for direct lease acquisition costs as such costs are generally amortized over a period ranging from four weeks to one year and therefore are incurred on a regular basis. AFFO also includes cash paid for maintenance capital expenditures since these are routine uses of cash that are necessary for our operations. In addition, AFFO excludes restructuring charges and losses on extinguishment of debt, as well as certain non-cash items, including non-real estate depreciation and amortization, stock-based compensation expense, accretion expense, the non-cash effect of straight-line rent, amortization of deferred financing costs and the same adjustments for non-controlling interests, as well as the non-cash portion of income taxes, and the related income tax effect of adjustments, as applicable. We use FFO and AFFO measures for managing our business and for planning and forecasting future periods, and each is an important indicator of our operational strength and business performance, especially compared to other REITs. Our management believes users of our financial data are best served if the information that is made available to them allows them to align their analysis and evaluation of our operating results along the same lines that our management uses in managing, planning and executing our business strategy. Our management also believes that the presentations of FFO and AFFO, as supplemental measures, are useful in evaluating our business because adjusting results to reflect items that have more bearing on the operating performance of REITs highlight trends in our business that may not otherwise be apparent when relying solely on GAAP financial measures. It is management’s opinion that these supplemental measures provide users of our financial data with an important perspective on our operating performance and also make it easier to compare our results to other companies in our industry, as well as to REITs. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for further information about FFO and AFFO.

(g)
In 2019, we adopted the Financial Accounting Standards Board’s guidance addressing the recognition, measurement, presentation and disclosure for leases for both lessees and lessors using the modified retrospective transition method. On January 1, 2019, the adoption of this standard resulted in the recognition of an operating lease liability of $1.2 billion and a right-of-use operating lease asset of the same amount. Existing prepaid and accrued lease costs were reclassified to the right-of-use operating lease asset, resulting in a net asset of $1.3 billion on the Consolidated Statement of Financial Position. (See Item 8., Note 2. Summary of Significant Accounting Policies: Adoption of New Accounting Standards to the Consolidated Financial Statements).

The following table presents a reconciliation of Net income (loss) to FFO and AFFO:

	Year Ended December 31,
(in millions)	2019	2018	2017	2016	2015
Net income (loss) attributable to OUTFRONT Media Inc.	$140.1	$107.9	$125.8	$90.9	$(29.4)
Depreciation of billboard advertising structures	66.0	69.1	76.2	98.2	104.9
Amortization of real estate-related intangible assets	45.0	42.7	48.2	52.9	55.8
Amortization of direct lease acquisition costs	48.2	43.2	40.0	38.2	36.3
Loss on real estate assets held for sale	—	—	—	1.3	103.6
Net (gain) loss on disposition of real estate assets	(3.8)	(5.5)	(14.3)	(1.9)	0.7
Impairment charge	—	42.9	—	—	—
Adjustment related to equity-based investments	0.1	0.2	0.5	0.7	0.7
Adjustment related to non-controlling interests	(0.3)	—	—	—	—
Income tax effect of adjustments(1)	—	0.5	0.9	0.1	(0.4)
FFO attributable to OUTFRONT Media Inc.	295.3	301.0	277.3	280.4	272.2
Non-cash portion of income taxes	0.4	(3.5)	(3.6)	4.2	(0.4)
Cash paid for direct lease acquisition costs	(47.1)	(41.3)	(39.2)	(37.0)	(35.9)
Maintenance capital expenditures	(18.1)	(18.6)	(19.9)	(18.5)	(25.6)
Restructuring charges - severance	0.3	2.1	6.4	2.5	2.6
Other depreciation	21.3	16.8	13.5	10.7	8.8
Other amortization	14.0	13.2	11.9	24.2	23.3
Stock-based compensation	22.3	20.2	20.5	18.0	15.2
Non-cash effect of straight-line rent	6.9	1.9	3.4	1.3	(0.3)
Accretion expense	2.5	2.4	2.3	2.4	2.5
Amortization of deferred financing costs	7.9	5.7	6.1	6.4	6.3
Loss on extinguishment of debt	28.5	—	—	—	—
Adjustment related to non-controlling interests	(0.1)	—	—	—	—
Income tax effect of adjustments(2)	—	(0.2)	(1.1)	(0.1)	(0.6)
AFFO attributable to OUTFRONT Media Inc.	$334.1	$299.7	$277.6	$294.5	$268.1

(1)	Income tax effect related to Net (gain) loss on disposition of real estate assets.

(2)	Income tax effect related to Restructuring charges.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with our historical consolidated financial statements and the notes thereto in “Item 8. Financial Statements and Supplementary Data.” This MD&A contains forward-looking statements that involve numerous risks and uncertainties. The forward-looking statements are subject to a number of important factors, including, but not limited to, those factors discussed in “Item 1A. Risk Factors” and the “Cautionary Statement Regarding Forward-Looking Statements” section of this Annual Report on Form 10-K, that could cause our actual results to differ materially from the results described herein or implied by such forward-looking statements. Management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2018, as compared to the year ended December 31, 2017 is included in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the Securities and Exchange Commission (the “SEC “) on February 27, 2019,

Overview

OUTFRONT Media is a real estate investment trust (“REIT”), which provides advertising space (“displays”) on out-of-home advertising structures and sites in the United States (the “U.S.”) and Canada. We manage our operations through three operating segments—(1) U.S. Billboard and Transit, which is included in our U.S. Media reportable segment, (2) International and (3) Sports Marketing. International and Sports Marketing do not meet the criteria to be a reportable segment and accordingly, are both included in Other (see Item 8., Note 20. Segment Information to the Consolidated Financial Statements).

Business

We are one of the largest providers of advertising space on out-of-home advertising structures and sites across the U.S. and Canada. Our inventory consists of billboard displays, which are primarily located on the most heavily traveled highways and roadways in top Nielsen Designated Market Areas (“DMAs”), and transit advertising displays operated under exclusive multi-year contracts with municipalities in large cities across the U.S. and Canada. We also have marketing and multimedia rights agreements with colleges, universities and other educational institutions, which entitle us to operate on-campus advertising displays, as well as manage marketing opportunities, media rights and experiential entertainment at sporting events. In total, we have displays in all of the 25 largest markets in the U.S. and 150 markets in the U.S. and Canada. Our top market, high profile location focused portfolio includes sites in and around both Grand Central Station and Times Square in New York, various locations along Sunset Boulevard in Los Angeles, and the Bay Bridge in San Francisco. The breadth and depth of our portfolio provides our customers with a range of options to address their marketing objectives, from national, brand-building campaigns to hyper-local campaigns that drive customers to the advertiser’s website or retail location “one mile down the road.”

In addition to providing location-based displays, we also focus on delivering mass and targeted audiences to our customers. Geopath, the out-of-home advertising industry’s audience measurement system, enables us to build campaigns based on the size and demographic composition of audiences. As part of our technology platform, we are developing solutions for enhanced demographic and location targeting, and engaging ways to connect with consumers on-the-go. Additionally, our OUTFRONT Mobile Network and social influence add-on products allow our customers to further leverage location targeting with interactive mobile advertising and social sharing amplification.

We believe out-of-home continues to be an attractive form of advertising, as our displays are always viewable and cannot be turned off, skipped, blocked or fast-forwarded. Further, out-of-home advertising can be an effective “stand-alone” medium, as well as an integral part of a campaign to reach audiences using multiple forms of media, including television, radio, print, online, mobile and social media advertising platforms. We provide our customers with a differentiated advertising solution at an attractive price point relative to other forms of advertising. In addition to leasing displays, we provide other value-added services to our customers, such as pre-campaign category research, consumer insights, print production and post-campaign tracking and analytics.

U.S. Media. Our U.S. Media segment generated 23% of its revenues in the New York City metropolitan area in 2019, 22% in 2018 and 23% in 2017, and generated 16% in the Los Angeles metropolitan area in each of 2019, 2018 and 2017. Our U.S. Media segment generated Revenues of $1,628.7 million in 2019, $1,466.8 million in 2018 and $1,406.5 million in 2017, and Operating income before Depreciation, Amortization, Net (gain) loss on dispositions, Stock-based compensation, Restructuring charges and an Impairment charge (“Adjusted OIBDA”) of $546.3 million in 2019, $500.2 million in 2018 and $478.1 million in 2017. (See the “Segment Results of Operations” section of this MD&A.)

Other (includes International and Sports Marketing). Other generated Revenues of $153.5 million in 2019, $139.4 million in 2018 and $114.0 million in 2017, and Adjusted OIBDA of $22.1 million in 2019, $17.3 million in 2018 and $8.4 million in 2017.

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

We have built or converted 107 new digital billboard displays in the United States and 13 in Canada in 2019. Additionally, in 2019, we installed 14 small-format digital displays and entered into marketing arrangements to sell advertising on 50 third-party digital billboard displays in the U.S. and 27 in Canada. In 2019, we have built, converted or replaced 3,781 digital transit and other displays in the United States. The following table sets forth information regarding our digital displays.

	Digital Revenues (in millions) for the Year Ended December 31, 2019			Number of Digital Displays as of December 31, 2019(a)
Location	Digital Billboard	Digital Transit and Other	Total Digital Revenues	Digital Billboard Displays	Digital Transit and Other Displays	Total Digital Displays
United States	$222.7	$112.3	$335.0	1,121	6,145	7,266
Canada	30.0	0.1	30.1	222	93	315
Total	$252.7	$112.4	$365.1	1,343	6,238	7,581

(a)
Digital display amounts (1) include 2,172 displays reserved for transit agency use and (2) exclude all displays under our multimedia rights agreements with colleges, universities and other educational institutions. Our number of digital displays is impacted by acquisitions, dispositions, management agreements, the net effect of new and lost billboards, and the net effect of won and lost franchises in the period.

Our revenues and profits may fluctuate due to seasonal advertising patterns and influences on advertising markets. Typically, our revenues and profits are highest in the fourth quarter, during the holiday shopping season, and lowest in the first quarter, as advertisers adjust their spending following the holiday shopping season.

We have a diversified base of customers across various industries. During 2019, our largest categories of advertisers were retail, professional services and computers/internet, which represented 9%, 8%, and 8% of our total U.S. Media segment revenues, respectively. During 2018, our largest categories of advertisers were retail, computers/internet and healthcare/pharmaceuticals, which represented 9%, 8% and 8% of our total U.S. Media segment revenues. During 2017, our largest categories of advertisers were retail, healthcare/pharmaceuticals and television, which represented 9%, 8% and 7% of our total U.S. Media segment revenues, respectively.

Our large-scale portfolio allows our customers to reach a national audience and also provides the flexibility to tailor campaigns to specific regions or markets. In 2019, we generated approximately 44% of our U.S. Media segment revenues from national advertising campaigns, compared to 44% in 2018 and 45% in 2017.

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

	Year Ended December 31,
(in millions, except percentages)	2019	2018	% Change
Revenues	$1,782.2	$1,606.2	11%
Organic revenues(a)(b)	1,782.2	1,604.5	11
Operating income	309.1	234.8	32
Adjusted OIBDA(b)	522.4	479.5	9
Adjusted OIBDA(b) margin	29%	30%
Funds from operations (“FFO”)(b) attributable to OUTFRONT Media Inc.	295.3	301.0	(2)
Adjusted FFO (“AFFO”)(b) attributable to OUTFRONT Media Inc.	334.1	299.7	11
Net income attributable to OUTFRONT Media Inc.	$140.1	$107.9	30

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

(b)
See the “Reconciliation of Non-GAAP Financial Measures” and “Revenues” sections of this MD&A for reconciliations of Operating income to Adjusted OIBDA, Net income attributable to OUTFRONT Media Inc. to FFO attributable to OUTFRONT Media Inc. and AFFO attributable to OUTFRONT Media Inc. and Revenues to organic revenues.

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

FFO and AFFO

When used herein, references to “FFO” and “AFFO” mean “FFO attributable to OUTFRONT Media Inc.” and “AFFO attributable to OUTFRONT Media Inc.,” respectively. We calculate FFO in accordance with the definition established by the National Association of Real Estate Investment Trusts (“NAREIT”). FFO reflects net income (loss) attributable to OUTFRONT Media Inc. adjusted to exclude gains and losses from the sale of real estate assets, impairment charges, depreciation and amortization of real estate assets, amortization of direct lease acquisition costs and the same adjustments for our equity-based investments and non-controlling interests, as well as the related income tax effect of adjustments, as applicable. We calculate AFFO as FFO adjusted to include cash paid for direct lease acquisition costs as such costs are generally amortized over a period ranging from four weeks to one year and therefore are incurred on a regular basis. AFFO also includes cash paid for maintenance capital expenditures since these are routine uses of cash that are necessary for our operations. In addition, AFFO excludes restructuring charges and losses on extinguishment of debt, as well as certain non-cash items, including non-real estate depreciation and amortization, stock-based compensation expense, accretion expense, the non-cash effect of straight-line rent, amortization of deferred financing costs and the same adjustments for our non-controlling interests, as well as the non-cash portion of income taxes, and the related income tax effect of adjustments, as applicable. We use FFO and AFFO measures for managing our business and for planning and forecasting future periods, and each is an important indicator of our operational strength and business performance, especially compared to other REITs. Our management believes users of our financial data are best served if the information that is made available to them allows them to align their analysis and evaluation of our operating results along the same lines that our management uses in managing, planning and executing our business strategy. Our management also believes that the presentations of FFO and AFFO, as supplemental measures, are useful in evaluating our business because adjusting results to reflect items that have more bearing on the operating performance of REITs highlight trends in our business that may not otherwise be apparent when relying solely on GAAP financial measures. It is management’s opinion that these supplemental measures provide users of our financial data with an important perspective on our operating performance and also make it easier to compare our results to other companies in our industry, as well as to REITs.

Since Adjusted OIBDA, Adjusted OIBDA margin, FFO and AFFO are not measures calculated in accordance with GAAP, they should not be considered in isolation of, or as a substitute for, operating income (loss), net income (loss) attributable to OUTFRONT Media Inc., net income (loss) before allocation of non-controlling interests, and revenues, the most directly comparable GAAP financial measures, as indicators of operating performance. These measures, as we calculate them, may not be comparable to similarly titled measures employed by other companies. In addition, these measures do not necessarily represent funds available for discretionary use and are not necessarily a measure of our ability to fund our cash needs.

Reconciliation of Non-GAAP Financial Measures

The following table reconciles Operating income to Adjusted OIBDA, and Net income attributable to OUTFRONT Media Inc. to FFO attributable to OUTFRONT Media Inc. and AFFO attributable to OUTFRONT Media Inc.

	Year Ended December 31,
(in millions)	2019	2018
Total revenues	$1,782.2	$1,606.2

Operating income	$309.1	$234.8
Restructuring charges	0.3	2.1
Net gain on dispositions	(3.8)	(5.5)
Impairment charge	—	42.9
Depreciation	87.3	85.9
Amortization	107.2	99.1
Stock-based compensation	22.3	20.2
Adjusted OIBDA	$522.4	$479.5
Adjusted OIBDA margin	29%	30%

	Year Ended December 31,
(in millions)	2019	2018
Net income attributable to OUTFRONT Media Inc.	$140.1	$107.9
Depreciation of billboard advertising structures	66.0	69.1
Amortization of real estate-related intangible assets	45.0	42.7
Amortization of direct lease acquisition costs(a)	48.2	43.2
Net gain on disposition of real estate assets	(3.8)	(5.5)
Impairment charge	—	42.9
Adjustment related to equity-based investments	0.1	0.2
Adjustment related to non-controlling interests	(0.3)	—
Income tax effect of adjustments(b)	—	0.5
FFO attributable to OUTFRONT Media Inc.	295.3	301.0
Non-cash portion of income taxes	0.4	(3.5)
Cash paid for direct lease acquisition costs(a)	(47.1)	(41.3)
Maintenance capital expenditures	(18.1)	(18.6)
Restructuring charges	0.3	2.1
Other depreciation	21.3	16.8
Other amortization	14.0	13.2
Stock-based compensation	22.3	20.2
Non-cash effect of straight-line rent	6.9	1.9
Accretion expense	2.5	2.4
Amortization of deferred financing costs	7.9	5.7
Loss on extinguishment of debt	28.5	—
Adjustment related to non-controlling interests	(0.1)	—
Income tax effect of adjustments(c)	—	(0.2)
AFFO attributable to OUTFRONT Media Inc.	$334.1	$299.7

(a)	Variable commissions directly associated with billboard revenues.

(b)	Income tax effect related to Net gain on disposition of real estate assets.

(c)	Income tax effect related to Restructuring charges.

FFO attributable to OUTFRONT Media Inc. in 2019 of $295.3 million decreased $5.7 million, or 2%, compared to 2018, primarily due an impairment charge recorded in 2018, partially offset by higher net income and higher amortization of direct lease acquisition costs. AFFO attributable to OUTFRONT Media Inc. in 2019 of $334.1 million increased $34.4 million, or 11%, compared to 2018, primarily due to higher operating income, including an impairment recorded in 2018, higher amortization and higher non-cash straight-line rent, partially offset by higher interest expense and higher cash paid for direct lease acquisition costs.

Analysis of Results of Operations

Revenues

We derive Revenues primarily from providing advertising space to customers on our advertising structures and sites. Our contracts with customers generally cover periods ranging from four weeks to one year. Revenues from billboard displays are recognized as rental income on a straight-line basis over the contract term. Transit and other revenues are recognized over the contract period. (See Item 8., Note 12. Revenues to the Consolidated Financial Statements.)

	Year Ended December 31,		% Change
(in millions, except percentages)	2019	2018
Revenues:
Billboard	$1,189.9	$1,112.4	7%
Transit and other	592.3	493.8	20
Total revenues	1,782.2	1,606.2	11

Organic revenues(a):
Billboard	$1,189.9	$1,111.0	7
Transit and other	592.3	493.5	20
Total organic revenues(a)	1,782.2	1,604.5	11
Non-organic revenues:
Billboard	—	1.4	*
Transit and other	—	0.3	*
Total non-organic revenues	—	1.7	*
Total revenues	$1,782.2	$1,606.2	11

*	Calculation is not meaningful.

(a)	Organic revenues exclude the impact of foreign currency exchange rates (“non-organic revenues”).

Total revenues increased $176.0 million, or 11%, and organic revenues increased $177.7 million, or 11%, in 2019 compared to 2018.

In 2018, non-organic revenues reflect the impact of foreign currency exchange rates.

Total billboard revenues increased $77.5 million, or 7%, in 2019 compared to 2018, primarily due to an increase in average revenue per display (yield) and the conversion of traditional static billboard displays to digital billboard displays.

Total transit and other revenues increased $98.5 million, or 20%, in 2019 compared to 2018, primarily due to growth in digital displays, an increase in average revenue per display (yield), the net effect of won and lost franchises in the period (primarily the San Francisco Bay Area Rapid Transit (“BART”) transit franchise) and an increase in third-party digital equipment sales.

Expenses

	Year Ended December 31,		% Change
(in millions, except percentages)	2019	2018
Expenses:
Operating	$958.6	$859.9	11%
Selling, general and administrative	323.5	287.0	13
Restructuring charges	0.3	2.1	(86)
Net gain on dispositions	(3.8)	(5.5)	(31)
Impairment charge	—	42.9	*
Depreciation	87.3	85.9	2
Amortization	107.2	99.1	8
Total expenses	$1,473.1	$1,371.4	7

*	Calculation is not meaningful.

Operating Expenses

Our operating expenses are composed of the following:

Billboard property lease expenses. These expenses reflect the cost of leasing the real property on which our billboards are mounted. These lease agreements have terms varying between one month and multiple years, and usually provide renewal options. Rental expenses are comprised of a fixed rental amounts and under certain agreements, also include contingent rent, which varies based on the revenues we generate from the leased site. The fixed portion of property leases are generally paid in advance for periods ranging from one to twelve months and expensed evenly over the contract term. Contingent rent is generally paid in arrears and is expensed as incurred when the related revenues are recognized.

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

	Year Ended December 31,		% Change
(in millions, except percentages)	2019	2018
Operating expenses:
Billboard property lease	$409.1	$384.1	7%
Transit franchise	283.9	233.8	21
Posting, maintenance and other	265.6	242.0	10
Total operating expenses	$958.6	$859.9	11

Billboard property lease expenses represented 34% of billboard revenues in 2019 and 35% in 2018.

Transit franchise expenses represented 59% of transit display revenues in each of 2019 and 2018.

Billboard property lease and transit franchise expenses increased by $75.1 million in 2019 compared to 2018.

Posting, maintenance and other expenses as a percentage of Revenues were 15% in each of 2019 and 2018. Posting, maintenance and other expenses increased $23.6 million, or 10%, in 2019 compared to 2018, primarily due to higher compensation and benefits-related costs, higher posting and rotation costs, higher costs related to third-party digital equipment sales and higher expenses related to our Sports Marketing operating segment.

Selling, General and Administrative Expenses (“SG&A”)

SG&A expenses represented 18% of Revenues in each of 2019 and 2018. SG&A expenses increased $36.5 million, or 13%, in 2019 compared to 2018, primarily due to higher compensation and other employee-related costs, higher professional fees and higher bad debt expense.

Restructuring Charges

In 2019, we recorded restructuring charges of $0.3 million for the elimination of a corporate management position. In 2018, we recorded restructuring charges of $2.1 million for severance charges associated with the reorganization of various departments, for severance charges associated with the reorganization of our Sports Marketing operating segment management team and the elimination of a corporate management position.

Net Gain on Dispositions

Net gain on dispositions was $3.8 million in 2019 and $5.5 million in 2018, which primarily related to the sale of land, office and display locations.

Impairment Charge

As a result of an impairment analysis performed during the second quarter of 2018, we determined that the carrying value of our Canadian reporting unit exceeded its fair value and we recorded an impairment charge of $42.9 million in the Consolidated Statements of Operations.

Depreciation

Depreciation increased $1.4 million, or 2%, in 2019 compared to 2018, primarily due to software and related equipment utilized for the operation of our digital displays.

Amortization

Amortization increased $8.1 million, or 8%, in 2019 compared to 2018, principally driven by higher direct lease acquisition costs and higher amortization of intangible assets. Amortization expense includes the amortization of direct lease acquisition costs of $48.2 million in 2019 and $43.2 million in 2018. Capitalized direct lease acquisition costs were $48.2 million in 2019 and $43.2 million in 2018.

Interest Expense

Interest expense, net, was $134.9 million (including $7.9 million of deferred financing costs) in 2019 and $125.7 million (including $5.7 million of deferred financing costs) in 2018. The increase in Interest expense, net, in 2019 compared to 2018, was primarily due to the timing of new debt issuances and redemptions of senior unsecured notes, a higher outstanding average debt balance, higher amortization of deferred financing costs and higher interest rates. (See the “Liquidity and Capital Resources” section of this MD&A.)

Loss on Extinguishment of Debt

In 2019, we recorded a loss on extinguishment of debt of $28.5 million relating to the redemption of our 5.250% Senior Unsecured Notes due 2022 (the “2022 Notes”) and our 5.875% Senior Unsecured Notes due 2025 (the “2025 Notes” and together with the 2022 Notes, the “Old Notes”).

Provision for Income Taxes

The Provision for income taxes was $10.9 million in 2019, an increase of $6.0 million, due primarily to improved performance of our taxable REIT subsidiaries (“TRSs”) and a $3.0 million settlement of a 2016 IRS audit, including the related state income taxes and interest. The effective income tax rate was 7.5% for 2019 and 4.7% for 2018.

Net Income

Net income before allocation to non-controlling interests was $140.6 million in 2019, an increase of $32.7 million compared to 2018, due primarily to higher operating income, including the impact of an impairment charge recorded in 2018, partially offset by a loss on extinguishment of debt and higher interest expense.

Segment Results of Operations

We present Adjusted OIBDA as the primary measure of profit and loss for our reportable segments. (See the “Key Performance Indicators” section of this MD&A and Item 8., Note 20. Segment Information to the Consolidated Financial Statements.)

We manage our operations through three operating segments—(1) U.S. Billboard and Transit, which is included in our U.S. Media reportable segment, (2) International and (3) Sports Marketing. International and Sports Marketing do not meet the criteria to be a reportable segment and accordingly, are both included in Other. Our segment reporting therefore includes U.S. Media and Other.

The following table presents our Revenues, Adjusted OIBDA and Operating income (loss) by segment in 2019 and 2018.

	Year Ended December 31,
(in millions)	2019	2018
Revenues:
U.S. Media	$1,628.7	$1,466.8
Other	153.5	139.4
Total revenues	$1,782.2	$1,606.2

Operating income	$309.1	$234.8
Restructuring charges	0.3	2.1
Net gain on dispositions	(3.8)	(5.5)
Impairment charge	—	42.9
Depreciation	87.3	85.9
Amortization	107.2	99.1
Stock-based compensation(a)	22.3	20.2
Total Adjusted OIBDA	$522.4	$479.5

Adjusted OIBDA:
U.S. Media	$546.3	$500.2
Other	22.1	17.3
Corporate	(46.0)	(38.0)
Total Adjusted OIBDA	$522.4	$479.5

Operating income (loss):
U.S. Media	$376.3	$342.8
Other	1.4	(49.4)
Corporate	(68.6)	(58.6)
Total operating income	$309.1	$234.8

(a)	Stock-based compensation is classified as Corporate expense.

U.S. Media

	Year Ended December 31,		% Change
(in millions, except percentages)	2019	2018
Revenues:
Billboard	$1,114.9	$1,040.8	7%
Transit and other	513.8	426.0	21
Total revenues	1,628.7	1,466.8	11
Operating expenses	(860.7)	(767.9)	12
SG&A expenses	(221.7)	(198.7)	12
Adjusted OIBDA	$546.3	$500.2	9
Adjusted OIBDA margin	34%	34%

Operating income	$376.3	$342.8	10
Restructuring charges	—	0.9	*
Net gain on dispositions	(3.9)	(5.3)	(26)
Depreciation and amortization	173.9	161.8	7
Adjusted OIBDA	$546.3	$500.2	9

*	Calculation is not meaningful.

Total revenues in the U.S. Media segment increased $161.9 million, or 11%, in 2019 compared to 2018, reflecting an increase in average revenue per display (yield), growth in transit digital displays and the conversion of traditional static billboard displays to digital billboard displays. We generated approximately 44% in each of 2019 and 2018 of revenues in the U.S. Media segment from national advertising campaigns.

Billboard revenues in the U.S. Media segment increased $74.1 million, or 7%, in 2019 compared to 2018, reflecting an increase in average revenue per display (yield) and the conversion of traditional static billboard displays to digital billboard displays.

Transit and other revenues in the U.S. Media segment increased $87.8 million, or 21%, in 2019 compared to 2018, reflecting growth in digital displays, an increase in average revenue per display (yield) and the net effect of won and lost franchises in the period (primarily the BART transit franchise).

Operating expenses in the U.S. Media segment increased $92.8 million, or 12%, in 2019 compared to 2018, primarily due to increased costs related to the New York Metropolitan Transportation Authority (the “MTA”) agreement as a result of increased transit revenues and increased costs related to the BART agreement, and an increase in billboard lease costs. Billboard property lease expenses in the U.S. Media segment represented 34% of billboard revenues in each of 2019 and 2018, and transit franchise expenses represented 59% of transit revenues in each of 2019 and 2018. SG&A expenses in the U.S. Media segment increased $23.0 million, or 12%, in 2019 compared to 2018, primarily due to higher compensation and other employee-related costs, higher professional fees and higher bad debt expense.

Adjusted OIBDA in the U.S. Media segment increased $46.1 million, or 9%, in 2019 compared to 2018.

Other

	Year Ended December 31,		% Change
(in millions, except percentages)	2019	2018
Revenues:
Billboard	$75.0	$71.6	5%
Transit and other	78.5	67.8	16
Total revenues	$153.5	$139.4	10

Organic revenues(a):
Billboard	$75.0	$70.2	7
Transit and other	78.5	67.5	16
Total organic revenues(a)	153.5	137.7	11
Non-organic revenues:
Billboard	—	1.4	*
Transit and other	—	0.3	*
Total non-organic revenues	—	1.7	*
Total revenues	153.5	139.4	10
Operating expenses	(97.9)	(92.0)	6
SG&A expenses	(33.5)	(30.1)	11
Adjusted OIBDA	$22.1	$17.3	28
Adjusted OIBDA margin	14%	12%

Operating income (loss)	$1.4	$(49.4)	*
Restructuring charges	—	0.8	*
Net (gain) loss on dispositions	0.1	(0.2)	*
Impairment charge	—	42.9	*
Depreciation and amortization	20.6	23.2	(11)
Adjusted OIBDA	$22.1	$17.3	28

*	Calculation is not meaningful.

(a)	Organic revenues exclude revenues associated with the impact of foreign currency exchange rates (“non-organic revenues”).

Total Other revenues increased $14.1 million, or 10%, in 2019 compared to 2018, reflecting improved performance in our Sports Marketing operating segment, an increase in third-party digital equipment sales and improved performance in Canada.

Other operating expenses increased $5.9 million, or 6%, in 2019 compared to 2018, driven by higher costs related to third-party digital equipment sales and higher costs related to our Sports Marketing operating segment, partially offset by lower costs in Canada. Other SG&A expenses increased $3.4 million, or 11%, in 2019 compared to 2018, primarily driven by higher expenses related to our Sports Marketing operating segment and Canada.

Other Adjusted OIBDA increased $4.8 million, or 28%, in 2019 compared to 2018, primarily driven by improved performance in Canada.

Corporate

Corporate expenses primarily include expenses associated with employees who provide centralized services. Corporate expenses, excluding stock-based compensation and restructuring charges, were $46.0 million in 2019 and $38.0 million in 2018. Corporate expenses increased $8.0 million in 2019 compared to 2018, primarily due to higher compensation-related expenses.

Liquidity and Capital Resources

	As of December 31,		%
(in millions, except percentages)	2019	2018	Change
Assets:
Cash and cash equivalents	$59.1	$52.7	12%
Restricted cash	1.8	1.4	29
Receivables, less allowances of $12.1 in 2019 and $10.7 in 2018	290.0	264.9	9
Prepaid lease and franchise costs	8.6	69.3	(88)
Prepaid MTA equipment deployment costs	55.4	18.9	193
Other prepaid expenses	15.8	13.9	14
Other current assets	5.1	8.4	(39)
Total current assets	435.8	429.5	1
Liabilities:
Accounts payable	67.9	56.5	20
Accrued compensation	56.1	47.1	19
Accrued interest	26.4	19.1	38
Accrued lease and franchise costs	55.3	44.2	25
Other accrued expenses	34.2	31.2	10
Deferred revenues	29.0	29.8	(3)
Short-term debt	195.0	160.0	22
Short-term operating lease liabilities	168.3	—	*
Other current liabilities	17.8	14.7	21
Total current liabilities	650.0	402.6	61
Working capital	$(214.2)	$26.9	*

*	Calculation is not meaningful.

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

Our short-term cash requirements primarily include payments for operating leases, guaranteed minimum annual payments, equipment deployment costs, capital expenditures, interest and dividends. Funding for short-term cash needs will come primarily from our cash on hand, operating cash flows, our ability to issue debt and equity securities, and borrowing capacity under the Revolving Credit Facility (as defined below), the AR Securitization Facilities (as defined below) or other credit facilities that we may establish.

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

Our long-term cash needs include principal payments on outstanding indebtedness and commitments related to operating leases and franchise and other agreements, including any related guaranteed minimum annual payments, and equipment deployment costs. Funding for long-term cash needs will come from our cash on hand, operating cash flows, our ability to issue debt and equity securities, and borrowing capacity under the Revolving Credit Facility or other credit facilities that we may establish.

The working capital deficit as of December 31, 2019, is primarily due to the impact of the adoption of the new lease accounting standard (see Item 8., Note 2. Summary of Significant Accounting Policies: Adoption of New Accounting Standards to the Consolidated Financial Statements), which resulted in the recognition of short-term operating lease liabilities and a decline in Prepaid lease and transit franchise costs on our Consolidated Statement of Financial Position, partially offset by an increase in Prepaid MTA equipment deployment costs.

Under the MTA agreement, we are obligated to deploy, over a number of years, (i) 8,565 digital advertising screens on subway and train platforms and entrances, (ii) 37,716 smaller-format digital advertising screens on rolling stock, and (iii) 7,829 MTA communications displays, with such deployment amounts being subject to modification as agreed-upon by us and the MTA. In addition, we are obligated to pay to the MTA the greater of a percentage of revenues or a guaranteed minimum annual payment. Incremental revenues that exceed an annual base revenue amount will be retained by us for the cost of deploying advertising and communications displays throughout the transit system. As presented in the table below, MTA equipment deployment costs are being recorded as Prepaid MTA equipment deployment costs and Intangible assets on our Consolidated Statement of Financial Position, and as these costs are recouped from incremental revenues that the MTA would otherwise be entitled to receive, Prepaid MTA equipment deployment costs will be reduced. If incremental revenues generated over the term of the agreement are not sufficient to cover all or a portion of the equipment deployment costs, the costs will not be recouped, which could have an adverse effect on our business, financial condition and results of operation. We expect to utilize incremental third-party financing of approximately $300.0 million within the original four-year time frame to fund equipment deployment costs, of which approximately $140.0 million has been incurred as of December 31, 2019. As of December 31, 2019, we have issued surety bonds (in place of letters of credit) in favor of the MTA totaling approximately $136.0 million, which amount is subject to change as equipment installations are completed and revenues are generated. As indicated in the table below, we incurred $150.8 million related to MTA equipment deployment costs in 2019 (which includes equipment deployment costs related to future deployments), for a total of $247.6 million to date, of which $33.9 million had been recouped from incremental revenues to date. As of December 31, 2019, 4,577 digital displays had been installed, of which 837 installations occurred in the fourth quarter of 2019, for a total of 3,348 installations in 2019. For the full year of 2020, we expect our MTA equipment deployment costs to be approximately $175.0 million. In addition, due to the change in the MTA’s revenue share percentage under the agreement, we expect transit franchise operating expenses to gradually increase if our revenues increase over an annual base revenue amount.

(in millions)	Beginning Balance	Deployment Costs Incurred	Recoupment	Amortization	Ending Balance
Year Ended December 31, 2019:
Prepaid MTA equipment deployment costs	$79.5	$124.2	$(32.2)	$—	$171.5
Intangible assets (franchise agreements)	14.8	26.6	—	(3.1)	38.3
Total	$94.3	$150.8	$(32.2)	$(3.1)	$209.8

Year Ended December 31, 2018:
Prepaid MTA equipment deployment costs	$4.7	$76.5	$(1.7)	$—	$79.5
Intangible assets (franchise agreements)	0.9	14.7	—	(0.8)	14.8
Total	$5.6	$91.2	$(1.7)	$(0.8)	$94.3

As of December 31, 2019, we had total indebtedness of approximately $2.4 billion.

On February 25, 2020, we announced that our board of directors approved a quarterly cash dividend of $0.38 per share on our common stock, payable on March 31, 2020, to stockholders of record at the close of business on March 6, 2020.

Debt

Debt, net, consists of the following:

	As of
(in millions, except percentages)	December 31, 2019	December 31, 2018
Short-term debt:
AR Facility	$105.0	$85.0
Repurchase Facility	90.0	75.0
Total short-term debt	195.0	160.0

Long-term debt:
Term loan	597.5	668.1

Senior unsecured notes:
5.250% senior unsecured notes, due 2022	—	549.7
5.625% senior unsecured notes, due 2024	501.7	502.2
5.875% senior unsecured notes, due 2025	—	450.0
5.000% senior unsecured notes, due 2027	650.0	—
4.625% senior unsecured notes, due 2030	500.0	—
Total senior unsecured notes	1,651.7	1,501.9

Debt issuance costs	(27.1)	(20.4)
Total long-term debt, net	2,222.1	2,149.6

Total debt, net	$2,417.1	$2,309.6

Weighted average cost of debt	4.5%	5.1%

	Payments Due by Period
(in millions)	Total	2020	2021-2022	2023-2024	2025 and thereafter
Long-term debt	$2,250.0	$—	$—	$500.0	$1,750.0
Interest	780.9	117.7	211.1	188.2	$263.9
Total	$3,030.9	$117.7	$211.1	$688.2	$2,013.9

On November 18, 2019, the Company, along with its wholly-owned subsidiaries, Outfront Media Capital LLC (“Finance LLC”) and Outfront Media Capital Corporation (together with Finance LLC, the “Borrowers”), and other guarantor subsidiaries party thereto, entered into an amendment (the “Amendment”) to its credit agreement and its related security agreement, each dated January 31, 2014 (together, and as amended, restated, amended and restated, supplemented or otherwise modified, the “Credit Agreement”). The Amendment provides for, among other things, (i) the extension of the maturity date of the Borrowers’ existing revolving credit facility (the “Revolving Credit Facility”) from March 16, 2022, to November 18, 2024, (ii) the extension of the maturity date of the Borrowers’ existing term loan (the “Term Loan”) from March 16, 2024, to November 18, 2026, (iii) an increase to the borrowing capacity under the Revolving Credit Facility by $70.0 million to $500.0 million, (iv) a decrease to the outstanding principal balance of the Term Loan, using cash on hand, to $600.0 million, (v) a reduction in the interest rate margins applicable to the Borrowers under the Term Loan from 1.00% to 0.75%, in the case of base rate borrowings, and from 2.00% to 1.75%, in the case of London Interbank Offered Rate (“LIBOR”) borrowings, (vi) a reduction in the interest rate margins applicable to the Borrowers under the Revolving Credit Facility from a range of 1.25% to 1.00% to a range of 0.75% to 0.25%, in the case of base rate borrowings, and from a range of 2.25% to 2.00% to 1.75% to 1.25%, in the case of LIBOR borrowings, in each case, based on the Borrowers’ leverage ratio, and (vii) revisions to certain provisions of the Credit Agreement to, among other things, update covenants for greater operational and financial flexibility to the Company (including incurrence of additional indebtedness and liens).

Term Loan

The interest rate on the Term Loan was 3.5% per annum as of December 31, 2019. As of December 31, 2019, a discount of $2.5 million on the Term Loan remains unamortized. The discount is being amortized through Interest expense, net, on the Consolidated Statement of Operations.

Revolving Credit Facility

As of December 31, 2019, there were no outstanding borrowings under the Revolving Credit Facility. As of February 25, 2020, there were $25.0 million of outstanding borrowings under the Revolving Credit Facility at a borrowing rate of approximately 3.4%.

The commitment fee based on the amount of unused commitments under the Revolving Credit Facility was $1.6 million in 2019, $1.4 million in 2018 and $1.5 million in 2017. As of December 31, 2019, we had issued letters of credit totaling approximately $1.6 million against the letter of credit facility sublimit under the Revolving Credit Facility.

Standalone Letter of Credit Facilities

In the fourth quarter of 2019, we decreased our letter of credit facilities from $150.0 million to $78.0 million. As of December 31, 2019, we had issued letters of credit totaling approximately $70.9 million under our aggregate $78.0 million standalone letter of credit facilities. The total fees under the letter of credit facilities in 2019, 2018 and 2017, were immaterial.

Accounts Receivable Securitization Facilities

As of December 31, 2019, we have $125.0 million revolving accounts receivable securitization facility (the “AR Facility”), which terminates in June 2022, unless further extended, and a 364-day uncommitted $90.0 million structured repurchase facility (the “Repurchase Facility” and together with the AR Facility, the “AR Securitization Facilities”), which terminates in June 2020, unless further extended.

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

As of December 31, 2019, there were $105.0 million of outstanding borrowings under the AR Facility at a borrowing rate of approximately 2.7%, and $90.0 million of outstanding borrowings under the Repurchase Facility, at a borrowing of approximately 2.9%. As of December 31, 2019, borrowing capacity remaining under the AR Facility was $20.0 million, based on approximately $304.7 million of accounts receivable used as collateral for the AR Securitization Facilities, and there was no borrowing capacity remaining under the Repurchase Facility, in accordance with the agreements governing the AR Securitization Facilities. The commitment fee based on the amount of unused commitments under the AR Facility was immaterial in 2019 and 2018.

Senior Unsecured Notes

On July 15, 2019, we used the net proceeds from our June 14, 2019, issuance of $650.0 million aggregate principal amount of 5.000% Senior Unsecured Notes due 2027 (the “2027 Notes”) to, among other things, redeem all of our outstanding 2022 Notes, pay accrued and unpaid interest on the 2022 Notes, and pay fees and expenses in connection with the 2022 Notes redemption. In the third quarter of 2019, we recorded a Loss on extinguishment of debt of $11.0 million relating to the 2022 Notes on the Consolidated Statement of Operations.

On November 18, 2019, the Borrowers issued $500.0 million aggregate principal amount of 4.625% Senior Unsecured Notes due 2030 (the “2030 Notes”) in a private placement. The 2030 Notes are fully and unconditionally guaranteed on a senior unsecured basis by the Company and each of its direct and indirect domestic subsidiaries that guarantee the Senior Credit Facilities. Interest on the 2030 Notes is payable on March 15 and September 15 of each year, commencing on March 15, 2020. On or after March 15, 2025, the Borrowers may redeem at any time, or from time to time, some or all of the 2030 Notes. Prior to such date, the Borrowers may redeem up to 40% of the aggregate principal amount of the aggregate principal amount with the proceeds of certain equity offerings, provided that at least 50% of the aggregate principal amount of the Notes remain outstanding after the redemption.

On December 18, 2019, we used the net proceeds from the issuance of the 2030 Notes to, among other things, redeem all of our outstanding 2025 Notes, pay accrued and unpaid interest on the 2025 Notes, and pay fees and expenses in connection with the 2025 Notes redemption. In the fourth quarter of 2019, we recorded a Loss on extinguishment of debt of $17.5 million relating to the 2025 Notes on the Consolidated Statement of Operations.

As of December 31, 2019, a premium of $1.7 million on $100.0 million aggregate principal amount of the 5.625% Senior Unsecured Notes, due 2024, remains unamortized. The premium is being amortized through Interest expense, net, on the Consolidated Statement of Operations.

Debt Covenants

The Credit Agreement, the agreements governing the AR Securitization Facilities, and the indentures governing our senior unsecured notes contain customary affirmative and negative covenants, subject to certain exceptions, including but not limited to those that limit the Company’s and our subsidiaries’ abilities to (i) pay dividends on, repurchase or make distributions in respect to the Company’s or its wholly-owned subsidiary, Outfront Media Capital LLC’s (“Finance LLC’s”) capital stock or make other restricted payments other than dividends or distributions necessary for us to maintain our REIT status, subject to certain conditions, and (ii) enter into agreements restricting certain subsidiaries’ ability to pay dividends or make other intercompany or third-party transfers.

The terms of the Credit Agreement (and under certain circumstances, the agreements governing the AR Securitization Facilities) require that we maintain a Consolidated Net Secured Leverage Ratio, which is the ratio of (i) our consolidated secured debt (less up to $150.0 million of unrestricted cash) to (ii) our Consolidated EBITDA (as defined in the Credit Agreement) for the trailing four consecutive quarters, of no greater than 4.5 to 1.0. As of December 31, 2019, our Consolidated Net Secured Leverage Ratio was 1.2 to 1.0 in accordance with the Credit Agreement. The Credit Agreement also requires that, in connection with the incurrence of certain indebtedness, we maintain a Consolidated Total Leverage Ratio, which is the ratio of our consolidated total debt to our Consolidated EBITDA for the trailing four consecutive quarters, of no greater than 6.0 to 1.0. As of December 31, 2019, our Consolidated Total Leverage Ratio was 4.4 to 1.0 in accordance with the Credit Agreement. As of December 31, 2019, we are in compliance with our debt covenants.

Deferred Financing Costs

As of December 31, 2019, we had deferred $36.2 million in fees and expenses associated with the Term Loan, Revolving Credit Facility, AR Securitization Facilities and our senior unsecured notes. We are amortizing the deferred fees through Interest expense, net, on our Consolidated Statement of Operations over the respective terms of the Term Loan, Revolving Credit Facility, AR Securitization Facilities and our senior unsecured notes.

Interest Rate Swap Agreements

We have several interest rate cash flow swap agreements to effectively convert a portion of our LIBOR-based variable rate debt to a fixed rate and hedge our interest rate risk related to such variable rate debt. The fair value of these swap positions was a net liability of approximately $4.6 million as of December 31, 2019, and $2.4 million as of December 31, 2018, and is included in Other liabilities on our Consolidated Statement of Financial Position.

As of December 31, 2019, under the terms of the agreements, we will pay interest based on an aggregate notional amount of $200.0 million, under a weighted-average fixed interest rate of 2.7%, with a receive rate of one-month LIBOR and which mature at various dates until June 30, 2022. The one-month LIBOR rate was approximately 1.8% as of December 31, 2019.

At-the-Market Equity Offering Program

We have a sales agreement in connection with an “at-the-market” equity offering program (the “ATM Program”), under which we may, from time to time, issue and sell shares of our common stock up to an aggregate offering price of $300.0 million. We have no obligation to sell any of our common stock under the sales agreement and may at any time suspend solicitations and offers under the sales agreement. In 2019, 2,150,000 shares of our common stock were sold under the ATM Program for gross proceeds of $52.0 million with commissions of $0.8 million, for total net proceeds of $51.2 million. As of December 31, 2019, we had $232.5 million of capacity remaining under the ATM Program.

Cash Flows

The following table sets forth our cash flows in 2019 and 2018.

	Year Ended December 31,		%
(in millions, except percentages)	2019	2018	Change
Cash provided by operating activities	$276.9	$214.3	29%
Cash used for investing activities	(176.3)	(90.4)	95
Cash used for financing activities	(94.3)	(117.7)	(20)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	0.5	(0.4)	*
Net increase to cash, cash equivalents and restricted cash	$6.8	$5.8	17

*	Calculation is not meaningful.

Cash provided by operating activities increased $62.6 million in 2019 compared to 2018, principally as a result of higher net income, as adjusted for non-cash items, and an increase in accounts payable and accrued expenses, and prepaid transit franchise and sports marketing contract costs in 2018, partially offset by an increase in prepaid MTA equipment deployment costs. In 2019, we paid $150.8 million related to MTA equipment deployment costs and installed 3,348 digital displays. In 2019, we recouped $32.2 million of MTA equipment deployment costs from incremental revenues. In 2018, we paid $91.2 million related to MTA equipment deployment costs and installed 1,229 digital displays. In 2018, we recouped $1.7 million of MTA equipment deployment costs from incremental revenues.

Cash used for investing activities increased $85.9 million in 2019 compared to 2018. In 2019, we incurred $89.9 million in capital expenditures and completed several acquisitions for total cash payments of approximately $69.7 million. In 2018, we incurred $82.3 million in capital expenditures and completed several acquisitions for a total cash payments of approximately $7.0 million.

The following table presents our capital expenditures in 2019 and 2018.

	Year Ended December 31,		%
(in millions, except percentages)	2019	2018	Change
Growth	$71.8	$63.7	13%
Maintenance	18.1	18.6	(3)
Total capital expenditures	$89.9	$82.3	9

Capital expenditures increased $7.6 million, or 9%, in 2019 compared to 2018, due to spending on digital billboard and transit display projects, and higher spending on safety, office remodel projects and vehicles, partially offset by lower spending on improvements to our static displays.

For the full year of 2020, we expect our capital expenditures to be approximately $90.0 million, which will be used primarily for growth in digital displays, maintenance, to renovate certain office facilities, and for installation of the most current LED lighting technology to improve the quality and extend the life of our static billboards. This estimate does not include equipment deployment costs that will be incurred in connection with the MTA agreement (as described above), which will be recorded as Prepaid MTA equipment deployment costs and Intangible assets on our Consolidated Statement of Financial Position, as applicable.

Cash used for financing activities decreased $23.4 million in 2019 compared to 2018. In 2019, we received net proceeds of $150.0 million from refinancing our senior unsecured notes as described above, received net proceeds of $50.9 million related to the sale of our common stock under the ATM Program, drew net borrowings of $35.0 million on the AR Securitization Facilities, paid cash dividends of $208.1 million, made a discretionary payment of $50.0 million on the Term Loan and reduced the principal balance of the Term Loan by $20.0 million. In 2018, we drew net borrowings of $80.0 million on the AR Securitization Facilities, received net proceeds of $15.3 million related to the sale of our common stock under the ATM Program and paid cash dividends of $203.9 million.

Cash paid for income taxes was $10.5 million in 2019 and $8.4 million in 2018. The increase was due primarily to improved performance from our TRSs and a $3.0 million settlement of a 2016 IRS audit, including the related state income taxes and interest.

Contractual Obligations

As of December 31, 2019, our significant contractual obligations and payments due by period were as follows:

	Payments Due by Period
(in millions)	Total	2020	2021-2022	2023-2024	2025 and thereafter
Guaranteed minimum annual payments(a)(b)	$1,903.8	$227.9	$449.9	$451.6	$774.4
Operating leases(c)	2,028.6	248.9	484.0	385.2	910.5
Long-term debt(d)	2,250.0	—	—	500.0	1,750.0
Interest(d)	780.9	117.7	211.1	188.2	263.9
Total	$6,963.3	$594.5	$1,145.0	$1,525.0	$3,698.8

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

(b)
We also have marketing and multimedia rights agreements with colleges, universities and other educational institutions, which entitle us to operate on-campus advertising displays, as well as manage marketing opportunities, media rights and experiential entertainment at sporting events. Under most of these agreements, the school is entitled to receive the greater of a percentage of the relevant revenue, net of agency commissions, or a specified guaranteed minimum annual payment.

(c)	Consists of rental payments under operating leases for billboard sites, office space and equipment. Total future minimum payments of $2,028.6 million include $1,950.0 million for our billboard sites.

(d)
As of December 31, 2019, we had long-term debt of approximately $2.2 billion. Interest on the Term Loan is variable. For illustrative purposes, we are assuming an interest rate of 3.5% for all years, which reflects the interest rate as of December 31, 2019. An increase or decrease of 1/4% in the interest rate will change the annual interest expense by $1.0 million.

The above table excludes $0.5 million of reserves for uncertain tax positions and the related accrued interest and penalties, as we cannot reasonably predict the amount of and timing of cash payments related to this obligation.

In 2020, we expect to contribute $4.1 million to our pension plans. Contributions to our pension plans were $1.5 million in 2019 and $2.0 million in 2018.

For further information about our contractual obligations, see Item 8, Note 19. Commitments and Contingencies to the Consolidated Financial Statements.

Off-Balance Sheet Arrangements

Our off-balance sheet commitments primarily consist of guaranteed minimum annual payments. (See Item 8, Note 19. Commitments and Contingencies to the Consolidated Financial Statements for information about our off-balance sheet commitments.)

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

If we do not generate sufficient advertising revenues from the MTA contract, there is a risk that the related Prepaid MTA equipment deployment costs and Intangible assets may not be recoverable. Management assesses the prepaid MTA equipment deployment costs for recoverability on a quarterly basis. This assessment requires evaluating qualitative and quantitative factors to determine if there is an indication that the carrying amount may not be recoverable. Management applies significant judgment in assessing these factors, including evaluating macroeconomic conditions, industry trends, and events specific to the Company, including monitoring the Company’s actual installation of digital displays against the initial deployment schedule. Additionally, management assesses quantitative factors by comparing revenue projections of the deployed digital displays to actual financial results. Based on our latest revenue projections, no impairment triggers were identified.

Goodwill

We test goodwill qualitatively and/or quantitatively at the reporting-unit level annually for impairment as of October 31 of each year and between annual tests if events occur or circumstances change that would more likely than not reduce the fair value below its carrying amount. A qualitative test assesses macroeconomic conditions, industry and market conditions, cost factors, overall financial performance and other relevant entity specific events, as well as events affecting a reporting unit. If after the qualitative assessment, we determined that it is more likely than not that the fair value of a reporting unit is less than its carrying value, we perform a quantitative assessment. We may also choose to only perform a quantitative assessment. We compute the estimated fair value of each reporting unit for which we perform a quantitative assessment by adding the present value of the estimated annual cash flows over a discrete projection period to the residual value of the business at the end of the projection period. This technique requires us to use significant estimates and assumptions such as growth rates, operating margins, capital expenditures and discount rates. The estimated growth rates, operating margins and capital expenditures for the projection period are based on our internal forecasts of future performance as well as historical trends. The residual value is estimated based on a perpetual nominal growth rate, which is based on projected long-range inflation and long-term industry projections. The discount rates are determined based on the weighted average cost of capital of comparable entities. There can be no assurance that these estimates and assumptions will prove to be an accurate prediction of the future, and a downward revision of these estimates and/or assumptions would decrease the fair values of our reporting units, which could result in additional impairment charges in the future.

In the fourth quarter of 2019, we performed a qualitative assessment of our reporting units for possible goodwill impairment. No impairment was identified for any of our reporting units. Based on our most recent impairment analysis, the fair value of our reporting units exceeded their respective carrying values by 20% or more.

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

We do not currently use derivatives or other financial instruments to mitigate our exposure to commodity price risk. However, we do enter into contracts with commodity providers to limit our exposure to commodity price fluctuations. For the year ended December 31, 2019, such contracts accounted for 18.0% of our total utility costs. As of December 31, 2019, we had active electricity purchase agreements with fixed contract rates for locations throughout Connecticut, Illinois, New Jersey, New York, Pennsylvania, Ohio and Texas, which expire at various dates until June 2024.

Foreign Exchange Risk

Foreign currency translation risk is the risk that exchange rate gains or losses arise from translating our Canadian business’ statements of earnings and statements of financial position from functional currency to our reporting currency (the U.S. Dollar) for consolidation purposes. Any gain or loss on translation is included within comprehensive income and Accumulated other comprehensive income on our Consolidated Statement of Financial Position. The functional currency of our international subsidiaries is their respective local currency. As of December 31, 2019, we have $4.4 million of unrecognized foreign currency translation losses included within Accumulated other comprehensive loss on our Consolidated Statement of Financial Position.

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

As of December 31, 2019, we had a $600.0 million variable-rate Term Loan due 2026 outstanding, which has an interest rate of 3.5% per year. An increase or decrease of 1/4% in our interest rate on the Term Loan will change our annualized interest expense by approximately $1.0 million.

As of December 31, 2019, there were $105.0 million of outstanding borrowings under the AR Facility, at a borrowing rate of 2.7%, and $90.0 million of outstanding borrowings under the Repurchase Facility, at a borrowing of 2.9%. An increase or decrease of 1/4% in our interest rate on the AR Securitization Facilities will change our annualized interest expense by approximately $0.5 million.

We have several interest rate cash flow swap agreements to effectively convert a portion of our LIBOR-based variable rate debt to a fixed rate and hedge our interest rate risk related to such variable rate debt. The fair value of these swap positions was a net unrecognized loss of approximately $4.6 million as of December 31, 2019, and is included in Other liabilities on our Consolidated Statement of Financial Position. The following table provides information about our interest rate swap agreements, which are sensitive to changes in interest rates. Notional amounts are used to calculate the contractual cash flows to be exchanged under the agreements.

(in millions, except percentages)	2020	2021	2022	2023	2024	Thereafter	Total	Fair Value Loss as of 12/31/19
Pay fixed/receive variable	$—	$150.0	$50.0	$—	$—	$—	$200.0	$4.6
Average pay rate	2.7%	2.7%	1.8%	—%	—%	—%
Average receive rate(a)	one-month LIBOR	one-month LIBOR	one-month LIBOR	—	—	—

(a)	The one-month LIBOR rate was approximately 1.8% as of December 31, 2019.

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

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of OUTFRONT Media Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated statements of financial position of OUTFRONT Media Inc. and its subsidiaries (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of operations, of comprehensive income, of equity and of cash flows for each of the three years in the period ended December 31, 2019, including the related notes and financial statement schedules listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in 2019.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Recoverability of Prepaid MTA Equipment Deployment Costs

As described in Notes 2 and 19 to the consolidated financial statements, the Company has an agreement with the New York Metropolitan Transportation Authority (“MTA”). Under the MTA agreement, the Company is obligated to incur the costs and deploy, over a number of years, (i) 8,565 digital advertising screens on subway and train platforms and entrances, (ii) 37,716 smaller-format digital advertising screens on rolling stock, and (iii) 7,829 MTA communications displays, with such deployment amounts being subject to modification as agreed-upon by the Company and the MTA. Title of the various digital displays transfers to the MTA on installation. As disclosed by management, the Company is entitled to generate revenue through the sale of advertising on transit advertising displays and incurs transit franchise fees payable to MTA, which are calculated based on a percentage of the advertising revenues generated under the contract, subject to a minimum guarantee. The portion of deployment costs expected to be reimbursed from transit franchise fees that would otherwise be payable to the MTA are recorded as prepaid MTA equipment deployment costs, which were $171.5 million as of December 31, 2019. Management assesses the prepaid MTA equipment deployment costs for recoverability on a quarterly basis. This assessment requires evaluating qualitative and quantitative factors to determine if there is an indication that the carrying amount may not be recoverable. Management applies significant judgment in assessing these factors, including evaluating macroeconomic conditions, industry trends, and events specific to the Company, including monitoring the Company’s actual installation of digital displays against the initial deployment schedule. Additionally, management assesses quantitative factors by comparing revenue projections of the deployed digital displays to actual financial results.

The principal considerations for our determination that performing procedures relating to the recoverability of prepaid MTA equipment deployment costs is a critical audit matter are there was significant judgment by management in evaluating the qualitative and quantitative factors to determine if there is an indication that the carrying amount may not be recoverable, which in turn led to significant auditor judgment and effort in performing procedures relating to management’s assessment of these qualitative and quantitative factors and in evaluating audit evidence.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the MTA equipment deployment costs, including management’s controls over evaluating the recoverability of prepaid MTA equipment deployment costs. These procedures also included, among others, (i) reading the agreement and any amendments to date, (ii) evaluating the actual revenue generated from the deployed digital displays in comparison to management’s initial revenue projections, (iii) evaluating the Company’s actual installation of digital displays against the initial deployment schedule, and (iv) evaluating qualitative factors to determine whether there were any adverse or negative factors that would impact the revenue projections, including the impact of macroeconomic conditions and industry trends. When evaluating management’s recoverability assessment, we also considered whether management’s conclusions were reasonable considering the past performance of the Company and known events, and considered whether they were consistent with evidence obtained in other areas of the audit.

/s/ Pricewaterhouse Coopers LLP
New York, New York
February 26, 2020

We have served as the Company’s auditor since 2008.

OUTFRONT Media Inc.
Consolidated Statements of Financial Position

	As of December 31,
(in millions)	2019	2018
Assets:
Current assets:
Cash and cash equivalents	$59.1	$52.7
Restricted cash	1.8	1.4
Receivables, less allowances of $12.1 in 2019 and $10.7 in 2018	290.0	264.9
Prepaid lease and franchise costs	8.6	69.3
Prepaid MTA equipment deployment costs (Note 19)	55.4	18.9
Other prepaid expenses	15.8	13.9
Other current assets	5.1	8.4
Total current assets	435.8	429.5
Property and equipment, net (Note 5)	666.2	652.9
Goodwill (Note 6)	2,083.1	2,079.7
Intangible assets (Note 6)	550.9	537.2
Operating lease assets (Note 4)	1,457.0	—
Prepaid MTA equipment deployment costs (Note 19)	116.1	60.6
Other assets	73.2	68.8
Total assets	$5,382.3	$3,828.7

Liabilities:
Current liabilities:
Accounts payable	$67.9	$56.5
Accrued compensation	56.1	47.1
Accrued interest	26.4	19.1
Accrued lease and franchise costs	55.3	44.2
Other accrued expenses	34.2	31.2
Deferred revenues	29.0	29.8
Short-term debt (Note 9)	195.0	160.0
Short-term operating lease liabilities (Note 4)	168.3	—
Other current liabilities	17.8	14.7
Total current liabilities	650.0	402.6
Long-term debt, net (Note 9)	2,222.1	2,149.6
Deferred income tax liabilities, net (Note 17)	18.0	17.0
Asset retirement obligation (Note 7)	35.1	34.2
Operating lease liabilities (Note 4)	1,285.1	—
Other liabilities	45.6	80.0
Total liabilities	4,255.9	2,683.4

Commitments and contingencies (Note 19)

Stockholders’ equity (Note 11):
Common stock (2019 - 450.0 shares authorized, and 143.6 shares issued and outstanding; 2018 - 450.0 shares authorized, and 140.2 shares authorized, issued or outstanding)	1.4	1.4
Additional paid-in capital	2,074.7	1,995.0
Distribution in excess of earnings	(964.6)	(871.6)
Accumulated other comprehensive loss (Note 10)	(17.7)	(22.0)
Total stockholders’ equity	1,093.8	1,102.8
Non-controlling interests	32.6	42.5
Total equity	1,126.4	1,145.3
Total liabilities and equity	$5,382.3	$3,828.7
See accompanying notes to consolidated financial statements.

OUTFRONT Media Inc.
Consolidated Statements of Operations

	Year Ended December 31,
(in millions, except per share amounts)	2019	2018	2017
Revenues:
Billboard	$1,189.9	$1,112.4	$1,059.0
Transit and other	592.3	493.8	461.5
Total revenues	1,782.2	1,606.2	1,520.5
Expenses:
Operating	958.6	859.9	835.2
Selling, general and administrative	323.5	287.0	261.7
Restructuring charges (Note 13)	0.3	2.1	6.4
Net gain on dispositions	(3.8)	(5.5)	(14.3)
Impairment charge	—	42.9	—
Depreciation	87.3	85.9	89.7
Amortization	107.2	99.1	100.1
Total expenses	1,473.1	1,371.4	1,278.8
Operating income	309.1	234.8	241.7
Interest expense, net	(134.9)	(125.7)	(116.9)
Loss on extinguishment of debt	(28.5)	—	—
Other income (expense), net	0.1	(0.4)	0.3
Income before provision for income taxes and equity in earnings of investee companies	145.8	108.7	125.1
Provision for income taxes	(10.9)	(4.9)	(4.1)
Equity in earnings of investee companies, net of tax	5.7	4.1	4.8
Net income before allocation to non-controlling interests	140.6	107.9	125.8
Net income attributable to non-controlling interests	0.5	—	—
Net income attributable to OUTFRONT Media Inc.	$140.1	$107.9	$125.8

Net income per common share:
Basic	$0.97	$0.76	$0.90
Diluted	$0.97	$0.75	$0.90

Weighted average shares outstanding:
Basic	142.5	139.3	138.5
Diluted	143.2	139.6	138.9
See accompanying notes to consolidated financial statements.

OUTFRONT Media Inc.
Consolidated Statements of Comprehensive Income

	Year Ended December 31,
(in millions)	2019	2018	2017
Net income before allocation to non-controlling interests	$140.6	$107.9	$125.8
Net income attributable to non-controlling interests	0.5	—	—
Net income attributable to OUTFRONT Media Inc.	140.1	107.9	125.8
Other comprehensive income (loss), net of tax:
Cumulative translation adjustments	8.2	(14.5)	11.8
Net actuarial gain (loss)	(1.7)	2.6	(1.0)
Change in fair value of interest rate swap agreements	(2.2)	(2.4)	—
Total other comprehensive income (loss), net of tax	4.3	(14.3)	10.8
Total comprehensive income	$144.4	$93.6	$136.6
See accompanying notes to consolidated financial statements.

OUTFRONT Media Inc.
Consolidated Statements of Equity

(in millions, except per share amounts)	Shares of Common Stock	Common Stock ($0.01 per share par value)	Additional Paid-In Capital	Distribution in Excess of Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Non-Controlling Interests	Total Equity
Balance as of December 31, 2016	138.0	$1.4	$1,949.5	$(699.5)	$(18.5)	$1,232.9	$0.1	$1,233.0
Net income	—	—	—	125.8	—	125.8	—	125.8
Other comprehensive income	—	—	—	—	10.8	10.8	—	10.8
Stock-based payments:
Cumulative prior period adjustment to amortization of estimated forfeitures	—	—	0.5	(0.5)	—	—	—	—
Vested	0.7	—	—	—	—	—	—	—
Exercise of stock options	0.2	—	1.2	—	—	1.2	—	1.2
Amortization	—	—	20.5	—	—	20.5	—	20.5
Shares paid for tax withholding for stock-based payments	(0.3)	—	(8.7)	—	—	(8.7)	—	(8.7)
Issuance of stock for purchase of property and equipment	—	—	—	—	—	—	44.6	44.6
Dividends ($1.44 per share)	—	—	—	(201.4)	—	(201.4)	—	(201.4)
Other	—	—	—	—	—	—	0.8	0.8
Balance as of December 31, 2017	138.6	$1.4	$1,963.0	$(775.6)	$(7.7)	$1,181.1	$45.5	$1,226.6
Net income	—	—	—	107.9	—	107.9	—	107.9
Other comprehensive loss	—	—	—	—	(14.3)	(14.3)	—	(14.3)
Stock-based payments:
Vested	1.0	—	—	—	—	—	—	—
Amortization	—	—	20.2	—	—	20.2	—	20.2
Shares paid for tax withholding for stock-based payments	(0.3)	—	(8.4)	—	—	(8.4)	—	(8.4)
Class A equity interest redemptions	0.2	—	4.8	—	—	4.8	(4.8)	—
Shares issued under the ATM Program	0.7	—	15.3	—	—	15.3	—	15.3
Dividends ($1.44 per share)	—	—	—	(203.9)	—	(203.9)	—	(203.9)
Other	—	—	0.1	—	—	0.1	1.8	1.9
Balance as of December 31, 2018	140.2	$1.4	$1,995.0	$(871.6)	$(22.0)	$1,102.8	$42.5	$1,145.3

OUTFRONT Media Inc.
Consolidated Statements of Equity (Continued)

(in millions, except per share amounts)	Shares of Common Stock	Common Stock ($0.01 per share par value)	Additional Paid-In Capital	Distribution in Excess of Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Non-Controlling Interests	Total Equity
Balance as of December 31, 2018	140.2	$1.4	$1,995.0	$(871.6)	$(22.0)	$1,102.8	$42.5	$1,145.3
Cumulative effect of a new accounting standard (Note 2)	—	—	—	(24.8)	—	(24.8)	—	(24.8)
Net income	—	—	—	140.1	—	140.1	0.5	140.6
Other comprehensive income	—	—	—	—	4.3	4.3	—	4.3
Stock-based payments:
Vested	1.0	—	—	—	—	—	—	—
Amortization	—	—	22.3	—	—	22.3	—	22.3
Shares paid for tax withholding for stock-based payments	(0.4)	—	(7.9)	—	—	(7.9)	—	(7.9)
Class A equity interest redemptions	0.6	—	14.3	—	—	14.3	(14.3)	—
Shares issued under the ATM Program	2.2	—	50.8	—	—	50.8	—	50.8
Dividends ($1.44 per share)	—	—	—	(208.3)	—	(208.3)	—	(208.3)
Other	—	—	0.2	—	—	0.2	3.9	4.1
Balance as of December 31, 2019	143.6	$1.4	$2,074.7	$(964.6)	$(17.7)	$1,093.8	$32.6	$1,126.4

See accompanying notes to consolidated financial statements.

OUTFRONT Media Inc.
Consolidated Statements of Cash Flows

	Year Ended December 31,
(in millions)	2019	2018	2017
Operating activities:
Net income attributable to OUTFRONT Media Inc.	$140.1	$107.9	$125.8
Adjustments to reconcile net income to net cash flow provided by operating activities:
Net income attributable to non-controlling interests	0.5	—	—
Depreciation and amortization	194.5	185.0	189.8
Deferred tax (benefit) provision	0.2	(0.4)	(4.9)
Stock-based compensation	22.3	20.2	20.5
Provision for doubtful accounts	5.3	1.9	4.4
Accretion expense	2.5	2.4	2.3
Net gain on dispositions	(3.8)	(5.5)	(14.3)
Impairment charge	—	42.9	—
Loss on extinguishment of debt	28.5	—	—
Equity in earnings of investee companies, net of tax	(5.7)	(4.1)	(4.8)
Distributions from investee companies	4.9	3.0	7.3
Amortization of deferred financing costs and debt discount and premium	7.9	5.7	6.1
Cash paid for direct lease acquisition costs	(47.1)	(41.3)	(39.2)
Change in assets and liabilities, net of investing and financing activities:
Increase in receivables	(29.5)	(37.2)	(9.5)
Increase in prepaid MTA equipment deployment costs	(92.0)	(74.8)	(4.7)
(Increase) decrease in prepaid expenses and other current assets	3.5	(0.2)	0.2
Increase (decrease) in accounts payable and accrued expenses	36.3	21.7	(31.9)
Increase in operating lease assets and liabilities	6.7	—	—
Increase (decrease) in deferred revenues	(0.8)	8.5	0.8
Increase (decrease) in income taxes	0.2	(3.1)	2.1
Other, net	2.4	(18.3)	(0.7)
Net cash flow provided by operating activities	276.9	214.3	249.3

Investing activities:
Capital expenditures	(89.9)	(82.3)	(70.8)
Acquisitions	(69.7)	(7.0)	(69.2)
MTA franchise rights	(24.0)	(13.3)	(0.9)
Proceeds from dispositions	5.8	7.9	5.6
Return of investment in investee companies	1.5	4.3	—
Net cash flow used for investing activities	(176.3)	(90.4)	(135.3)

Financing activities:
Proceeds from long-term debt borrowings	1,270.0	104.0	8.3
Repayments of long-term debt borrowings	(1,191.5)	(104.0)	—
Proceeds from borrowings under short-term debt facilities	505.0	245.0	250.0
Repayments of borrowings under short-term debt facilities	(470.0)	(165.0)	(170.0)
Payments of deferred financing costs	(22.1)	(0.3)	(8.5)
Payments of debt extinguishment charges	(20.6)	—	—
Proceeds from shares issued under the ATM Program	50.9	15.3	—
Proceeds from stock option exercises	—	—	1.2
Earnout payment related to prior acquisition	—	(0.4)	(2.0)
Taxes withheld for stock-based compensation	(7.9)	(8.4)	(8.5)
Dividends	(208.1)	(203.9)	(201.8)
Other	—	—	(0.2)
Net cash flow used for financing activities	(94.3)	(117.7)	(131.5)

OUTFRONT Media Inc.
Consolidated Statements of Cash Flows (Continued)

	Year Ended December 31,
(in millions)	2019	2018	2017
Effect of exchange rate changes on cash, cash equivalents and restricted cash	0.5	(0.4)	0.6
Net increase (decrease) in cash, cash equivalents and restricted cash	6.8	5.8	(16.9)
Cash, cash equivalents and restricted cash at beginning of year	54.1	48.3	65.2
Cash, cash equivalents and restricted cash at end of year	$60.9	$54.1	$48.3

Supplemental disclosure of cash flow information:
Cash paid for income taxes (Note 17)	$10.5	$8.4	$6.8
Cash paid for interest	121.5	117.5	111.0

Non-cash investing and financing activities:
Accrued purchases of property and equipment	$7.7	$5.8	$9.5
Accrued MTA franchise rights	4.0	1.4	—
Issuance of shares of a subsidiary for an acquisition	—	—	44.6
Acquisitions	—	—	(13.3)
Dispositions	—	—	13.3

See accompanying notes to consolidated financial statements.

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements

Note 1. Description of Business and Basis of Presentation

Description of Business

OUTFRONT Media Inc. (the “Company”) and its subsidiaries (collectively, “we,” “us” or “our”) is a real estate investment trust (“REIT”), which provides advertising space (“displays”) on out-of-home advertising structures and sites in the United States (the “U.S.”) and Canada. Our inventory consists of billboard displays, which are primarily located on the most heavily traveled highways and roadways in top Nielsen Designated Market Areas (“DMAs”), and transit advertising displays operated under exclusive multi-year contracts with municipalities in large cities across the U.S. and Canada. We also have marketing and multimedia rights agreements with colleges, universities and other educational institutions, which entitle us to operate on-campus advertising displays, as well as manage marketing opportunities, media rights and experiential entertainment at sporting events. In total, we have displays in all of the 25 largest markets in the U.S. and 150 markets across the U.S. and Canada. We manage our operations through three operating segments—(1) U.S. Billboard and Transit, which is included in our U.S. Media reportable segment, (2) International and (3) Sports Marketing.

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

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements (Continued)

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

Goodwill and Intangible Assets—Goodwill is allocated to various reporting units. Goodwill is not amortized but is tested qualitatively and/or quantitatively at the reporting-unit level annually for impairment as of October 31 of each year and between annual tests if events occur or circumstances change that would more likely than not reduce the fair value below its carrying amount. A qualitative test assesses macroeconomic conditions, industry and market conditions, cost factors, overall financial performance and other relevant entity specific events, as well as events affecting a reporting unit. If after the qualitative assessment, we determined that it is more likely than not that the fair value of a reporting unit is less than its carrying value, we perform a quantitative assessment. We may also choose to only perform a quantitative assessment. We compute the estimated fair value of each reporting unit for which we perform a quantitative assessment by adding the present value of the estimated annual cash flows over a discrete projection period to the residual value of the business at the end of the projection period. This technique requires us to use significant estimates and assumptions such as growth rates, operating margins, capital expenditures and discount rates. The estimated growth rates, operating margins and capital expenditures for the projection period are based on our internal forecasts of future performance as well as historical trends. The residual value is estimated based on a perpetual nominal growth rate, which is based on projected long-range inflation and long-term industry projections. The discount rates are determined based on the weighted average cost of capital of comparable entities. There can be no assurance that these estimates and assumptions will prove to be an accurate prediction of the future, and a downward revision of these estimates and/or assumptions would decrease the fair values of our reporting units, which could result in additional impairment charges in the future. If the carrying value of a reporting unit is greater than its fair value, a goodwill impairment charge will be recorded as a non-cash charge for the difference up to the carrying value of the goodwill. The loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Intangible assets, which primarily consist of acquired permits and leasehold

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements (Continued)

agreements and franchise agreements, are amortized by the straight-line method over their estimated useful lives, which range from five to 40 years.

Hedging Activities—We utilize interest rate cash flow swap agreements to effectively convert a portion of our LIBOR-based variable rate debt to a fixed rate. These interest rate swaps have been designated and qualify as cash flow hedges and, as a result, changes in the fair value of these swaps are recorded in Other comprehensive income (loss) before taxes on the Consolidated Statements of Comprehensive Income.

Revenue Recognition—We derive Revenues from the following sources: (i) billboard displays, (ii) transit displays, and (iii) other.

Billboard display revenues are derived from providing advertising space to customers on our physical billboards or other outdoor structures. We generally (i) own the physical structures on which we display advertising copy for our customers, (ii) hold the legal permits to display advertising thereon, and (iii) lease the underlying sites. Billboard display revenues and installation services are recognized on a combined basis under the lease accounting standard as rental income on a straight-line basis over the customer lease term.

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

Other revenues are derived primarily from (i) providing print production services for advertisements to be displayed on our billboards or other outdoor sites, or on displays that we operate within transit systems, and (ii) revenues from marketing and multimedia rights agreements with colleges, universities and other educational institutions, which entitle us to operate on-campus advertising displays, as well as manage marketing opportunities, media rights and experiential entertainment at sporting events. Print production services are not interrelated with the provision of advertising space and are considered a distinct performance obligation. Production revenue is recognized over the production period, which is typically very short in duration. Revenues from our Sports Marketing operating segment are principally derived from advertising and marketing arrangements and are recognized over the contract period.

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

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements (Continued)

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

Recent Pronouncements

In April 2015 (updated in August 2018), the FASB updated their guidance for evaluating and determining when a cloud computing arrangement (hosting arrangement) includes a software license. The new guidance is effective for annual and interim periods beginning after December 15, 2019. We do not expect this guidance to have a material effect on our consolidated financial statements.

In June 2016 (updated in May 2019 and November 2019), the FASB issued guidance which requires a reporting entity to estimate credit losses on certain types of financial instruments, and present assets held at amortized cost and available-for-sale debt securities at the amount expected to be collected. The new guidance is effective for annual and interim periods beginning after December 15, 2019, and early adoption is permitted. We do not expect this guidance to have a material effect on our consolidated financial statements.

In December 2019, the FASB issued guidance simplifying the accounting for income taxes by removing certain exceptions to the general principles of Accounting Standards Codification Topic 740, Income Taxes. The new guidance is effective for annual and interim periods beginning after December 15, 2020. We do not expect this guidance to have a material effect on our consolidated financial statements.
Note 3. Restricted Cash

In 2018, we entered into an escrow agreement in connection with one of our transit franchise contracts, which requires us to deposit funds into an escrow account to fund capital expenditures over the term of the transit franchise contract.

As of December 31, 2019, we have $1.8 million of restricted cash deposited in the escrow account.

	As of
(in millions)	December 31, 2019	December 31, 2018	December 31, 2017
Cash and cash equivalents	$59.1	$52.7	$48.3
Restricted cash	1.8	1.4	—
Cash, cash equivalents and restricted cash	$60.9	$54.1	$48.3

Note 4. Leases

Effective January 1, 2019, we adopted the FASB’s guidance addressing the recognition, measurement, presentation and disclosure of leases for both lessees and lessors using the transition method to adopt the new lease standard. See Note 2. Summary of Significant Accounting Policies: Adoption of New Accounting Standards.

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements (Continued)

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

As of December 31, 2019, we have operating lease assets of $1.5 billion, short-term operating lease liabilities of $168.3 million and non-current operating lease liabilities of $1.3 billion.

In 2019, we recorded operating lease costs of $406.8 million in Operating expenses and $8.6 million in Selling, general and administrative expenses. In 2019, these costs include $93.0 million of variable operating lease costs. In 2019, sublease income was immaterial.

As of December 31, 2019, minimum rental payments under operating leases are as follows:

(in millions)	Operating Leases
2020	$248.9
2021	251.4
2022	232.6
2023	209.6
2024	175.6
2025 and thereafter	910.5
Total operating lease payments	2,028.6
Less: Interest	575.2
Present value of lease liabilities	$1,453.4

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements (Continued)

As of December 31, 2018, minimum rental payments under non-cancellable operating leases with original terms in excess of one year are as follows:

(in millions)	Non-Cancellable Operating Leases
2019	$154.8
2020	151.8
2021	139.1
2022	126.2
2023	109.8
2024 and thereafter	574.6
Total minimum payments	$1,256.3

Rent expense was $393.6 million in 2018 and $377.7 million in 2017, including contingent rent amounts of $91.0 million in 2018 and $84.7 million in 2017.

As of December 31, 2019, the weighted-average remaining lease term was 10.3 years and the weighted-average discount rate was 6.0%.

In 2019, cash paid for operating leases was $402.9 million. Leased assets obtained in exchange for new operating lease liabilities was $421.0 million.

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

We recorded rental income of $1,149.8 million in 2019 in Revenues on our Consolidated Statement of Operations.

As of December 31, 2019, rental payments to be received under non-cancellable operating leases are as follows:

(in millions)	Rental Income
2020	$495.5
2021	31.5
2022	8.6
2023	4.3
2024	3.0
2025 and thereafter	0.9
Total minimum payments	$543.8

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements (Continued)

Note 5. Property and Equipment, Net

The table below presents the balances of major classes of assets and accumulated depreciation.

	As of December 31,
(in millions)	2019	2018
Land	$98.8	$97.5
Buildings and improvements	50.4	48.7
Advertising structures	1,866.1	1,789.4
Furniture, equipment and other	153.1	134.3
Construction in progress	25.4	19.3
	2,193.8	2,089.2
Less accumulated depreciation	1,527.6	1,436.3
Property and equipment, net	$666.2	$652.9

Depreciation expense was $87.3 million in 2019, $85.9 million in 2018 and $89.7 million in 2017.

Note 6. Goodwill and Other Intangible Assets

Goodwill

For the years ended December 31, 2019 and 2018, the changes in the book value of goodwill by segment were as follows:

(in millions)	U.S. Media	Other	Total
As of December 31, 2017	$2,054.0	$74.0	$2,128.0
Currency translation adjustments	—	(5.4)	(5.4)
Impairment	—	(42.9)	(42.9)
As of December 31, 2018	2,054.0	25.7	2,079.7
Currency translation adjustments	—	3.4	3.4
As of December 31, 2019	$2,054.0	$29.1	$2,083.1

In the fourth quarter of 2019, we performed a qualitative assessment of our reporting units for possible goodwill impairment. Upon assessment, no goodwill impairment was identified.

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

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements (Continued)

Our identifiable intangible assets consist of the following:

(in millions)	Gross	Accumulated Amortization	Net
As of December 31, 2019:
Permits and leasehold agreements	$1,153.3	$(735.7)	$417.6
Franchise agreements	497.4	(371.1)	126.3
Other intangible assets	47.1	(40.1)	7.0
Total intangible assets	$1,697.8	$(1,146.9)	$550.9

As of December 31, 2018:
Permits and leasehold agreements(a)	$1,107.4	$(697.6)	$409.8
Franchise agreements	470.7	(357.1)	113.6
Other intangible assets(a)	46.9	(33.1)	13.8
Total intangible assets	$1,625.0	$(1,087.8)	$537.2

(a)	Includes additions associated with the Transaction (as defined below, see Note 11. Equity and Note 14. Acquisitions to the Consolidated Financial Statements).

All of our intangible assets, except goodwill, are subject to amortization. Amortization expense was $107.2 million in 2019, $99.1 million in 2018 and $100.1 million in 2017, which includes the amortization of direct lease acquisition costs of $48.2 million in 2019, $43.2 million in 2018 and $40.0 million in 2017. Direct lease acquisition costs are amortized on a straight-line basis over the related customer lease term, which generally ranges from four weeks to one year.

We expect our aggregate annual amortization expense for intangible assets, before considering the impact of future direct lease acquisition costs, for each of the years 2020 through 2024, to be as follows:

(in millions)	2020	2021	2022	2023	2024
Amortization expense	$58.7	$56.8	$51.5	$49.7	$47.4

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

	Year Ended December 31,
(in millions)	2019	2018
Balance, at beginning of period	$34.2	$34.7
Accretion expense	2.5	2.4
Additions	0.3	0.2
Liabilities settled	(2.1)	(2.7)
Foreign currency translation adjustments	0.2	(0.4)
Balance, at end of period	$35.1	$34.2

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements (Continued)

Note 8. Related Party Transactions

Joint Ventures

We have a 50% ownership interest in two joint ventures that operate transit shelters in the greater Los Angeles area and Vancouver, and five joint ventures which operate a total of 11 billboard displays in New York and Boston. All of these ventures are accounted for as equity investments. These investments totaled $15.4 million as of December 31, 2019, and $16.1 million as of December 31, 2018, and are included in Other assets on the Consolidated Statements of Financial Position. We provided sales and management services to these joint ventures and recorded management fees in Revenues on the Consolidated Statement of Operations of $8.4 million in 2019, $7.8 million in 2018 and $7.4 million in 2017.

Note 9. Debt

Debt, net, consists of the following:

	As of
(in millions, except percentages)	December 31, 2019	December 31, 2018
Short-term debt:
AR Facility	$105.0	$85.0
Repurchase Facility	90.0	75.0
Total short-term debt	195.0	160.0

Long-term debt:
Term loan	597.5	668.1

Senior unsecured notes:
5.250% senior unsecured notes, due 2022	—	549.7
5.625% senior unsecured notes, due 2024	501.7	502.2
5.875% senior unsecured notes, due 2025	—	450.0
5.000% senior unsecured notes, due 2027	650.0	—
4.625% senior unsecured notes, due 2030	500.0	—
Total senior unsecured notes	1,651.7	1,501.9

Debt issuance costs	(27.1)	(20.4)
Total long-term debt, net	2,222.1	2,149.6

Total debt, net	$2,417.1	$2,309.6

Weighted average cost of debt	4.5%	5.1%

On November 18, 2019, the Company, along with its wholly-owned subsidiaries, Outfront Media Capital LLC (“Finance LLC”) and Outfront Media Capital Corporation (together with Finance LLC, the “Borrowers”), and other guarantor subsidiaries party thereto, entered into an amendment (the “Amendment”) to its credit agreement and its related security agreement, each dated January 31, 2014 (together, and as amended, restated, amended and restated, supplemented or otherwise modified, the “Credit Agreement”). The Amendment provides for, among other things, (i) the extension of the maturity date of the Borrowers’ existing revolving credit facility (the “Revolving Credit Facility”) from March 16, 2022, to November 18, 2024, (ii) the extension of the maturity date of the Borrowers’ existing term loan (the “Term Loan”) from March 16, 2024, to November 18, 2026, (iii) an increase to the borrowing capacity under the Revolving Credit Facility by $70.0 million to $500.0 million, (iv) a decrease to the outstanding principal balance of the Term Loan, using cash on hand, to $600.0 million, (v) a reduction in the interest rate margins applicable to the Borrowers under the Term Loan from 1.00% to 0.75%, in the case of base rate borrowings, and from 2.00% to 1.75%, in the case of London Interbank Offered Rate (“LIBOR”) borrowings, (vi) a reduction in the interest rate margins applicable to the Borrowers under the Revolving Credit Facility from a range of 1.25% to 1.00% to

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements (Continued)

a range of 0.75% to 0.25%, in the case of base rate borrowings, and from a range of 2.25% to 2.00% to 1.75% to 1.25%, in the case of LIBOR borrowings, in each case, based on the Borrowers’ leverage ratio, and (vii) revisions to certain provisions of the Credit Agreement to, among other things, update covenants for greater operational and financial flexibility to the Company (including incurrence of additional indebtedness and liens).

Term Loan

The interest rate on the Term Loan was 3.5% per annum as of December 31, 2019. As of December 31, 2019, a discount of $2.5 million on the Term Loan remains unamortized. The discount is being amortized through Interest expense, net, on the Consolidated Statement of Operations.

Revolving Credit Facility

As of December 31, 2019, there were no outstanding borrowings under the Revolving Credit Facility. As of February 25, 2020, there were $25.0 million of outstanding borrowings under the Revolving Credit Facility at a borrowing rate of approximately 3.4%.

The commitment fee based on the amount of unused commitments under the Revolving Credit Facility was $1.6 million in 2019, $1.4 million in 2018 and $1.5 million in 2017. As of December 31, 2019, we had issued letters of credit totaling approximately $1.6 million against the letter of credit facility sublimit under the Revolving Credit Facility.

Standalone Letter of Credit Facilities

In the fourth quarter of 2019, we decreased our letter of credit facilities from $150.0 million to $78.0 million. As of December 31, 2019, we had issued letters of credit totaling approximately $70.9 million under our aggregate $78.0 million standalone letter of credit facilities. The total fees under the letter of credit facilities in 2019, 2018 and 2017, were immaterial.

Accounts Receivable Securitization Facilities

As of December 31, 2019, we have $125.0 million revolving accounts receivable securitization facility (the “AR Facility”), which terminates in June 2022, unless further extended, and a 364-day uncommitted $90.0 million structured repurchase facility (the “Repurchase Facility” and together with the AR Facility, the “AR Securitization Facilities”), which terminates in June 2020, unless further extended.

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

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements (Continued)

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

As of December 31, 2019, there were $105.0 million of outstanding borrowings under the AR Facility at a borrowing rate of approximately 2.7%, and $90.0 million of outstanding borrowings under the Repurchase Facility, at a borrowing of approximately 2.9%. As of December 31, 2019, borrowing capacity remaining under the AR Facility was $20.0 million, based on approximately $304.7 million of accounts receivable used as collateral for the AR Securitization Facilities, and there was no borrowing capacity remaining under the Repurchase Facility, in accordance with the agreements governing the AR Securitization Facilities. The commitment fee based on the amount of unused commitments under the AR Facility was immaterial in 2019 and 2018.

Senior Unsecured Notes

On July 15, 2019, we used the net proceeds from our June 14, 2019, issuance of $650.0 million aggregate principal amount of 5.000% Senior Unsecured Notes due 2027 (the “2027 Notes”) to, among other things, redeem all of our outstanding 5.250% Senior Unsecured Notes due 2022 (the “2022 Notes”), pay accrued and unpaid interest on the 2022 Notes, and pay fees and expenses in connection with the 2022 Notes redemption. In the third quarter of 2019, we recorded a Loss on extinguishment of debt of $11.0 million relating to the 2022 Notes on the Consolidated Statement of Operations.

On November 18, 2019, the Borrowers issued $500.0 million aggregate principal amount of 4.625% Senior Unsecured Notes due 2030 (the “2030 Notes”) in a private placement. The 2030 Notes are fully and unconditionally guaranteed on a senior unsecured basis by the Company and each of its direct and indirect domestic subsidiaries that guarantee the Senior Credit Facilities. Interest on the 2030 Notes is payable on March 15 and September 15 of each year, commencing on March 15, 2020. On or after March 15, 2025, the Borrowers may redeem at any time, or from time to time, some or all of the 2030 Notes. Prior to such date, the Borrowers may redeem up to 40% of the aggregate principal amount of the aggregate principal amount with the proceeds of certain equity offerings, provided that at least 50% of the aggregate principal amount of the Notes remain outstanding after the redemption.

On December 18, 2019, we used the net proceeds from the issuance of the 2030 Notes to, among other things, redeem all of our outstanding 2025 Notes, pay accrued and unpaid interest on the 2025 Notes, and pay fees and expenses in connection with the 2025 Notes redemption. In the fourth quarter of 2019, we recorded a Loss on extinguishment of debt of $17.5 million relating to the 2025 Notes on the Consolidated Statement of Operations.

As of December 31, 2019, a premium of $1.7 million on $100.0 million aggregate principal amount of the 5.625% Senior Unsecured Notes, due 2024, remains unamortized. The premium is being amortized through Interest expense, net, on the Consolidated Statement of Operations.

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements (Continued)

Debt Covenants

The Credit Agreement, the agreements governing the AR Securitization Facilities, and the indentures governing our senior unsecured notes contain customary affirmative and negative covenants, subject to certain exceptions, including but not limited to those that limit the Company’s and our subsidiaries’ abilities to (i) pay dividends on, repurchase or make distributions in respect to the Company’s or its wholly-owned subsidiary, Outfront Media Capital LLC’s (“Finance LLC’s”) capital stock or make other restricted payments other than dividends or distributions necessary for us to maintain our REIT status, subject to certain conditions, and (ii) enter into agreements restricting certain subsidiaries’ ability to pay dividends or make other intercompany or third-party transfers.

The terms of the Credit Agreement (and under certain circumstances, the agreements governing the AR Securitization Facilities) require that we maintain a Consolidated Net Secured Leverage Ratio, which is the ratio of (i) our consolidated secured debt (less up to $150.0 million of unrestricted cash) to (ii) our Consolidated EBITDA (as defined in the Credit Agreement) for the trailing four consecutive quarters, of no greater than 4.5 to 1.0. As of December 31, 2019, our Consolidated Net Secured Leverage Ratio was 1.2 to 1.0 in accordance with the Credit Agreement. The Credit Agreement also requires that, in connection with the incurrence of certain indebtedness, we maintain a Consolidated Total Leverage Ratio, which is the ratio of our consolidated total debt to our Consolidated EBITDA for the trailing four consecutive quarters, of no greater than 6.0 to 1.0. As of December 31, 2019, our Consolidated Total Leverage Ratio was 4.4 to 1.0 in accordance with the Credit Agreement. As of December 31, 2019, we are in compliance with our debt covenants.

Deferred Financing Costs

As of December 31, 2019, we had deferred $36.2 million in fees and expenses associated with the Term Loan, Revolving Credit Facility, AR Securitization Facilities and our senior unsecured notes. We are amortizing the deferred fees through Interest expense, net, on our Consolidated Statement of Operations over the respective terms of the Term Loan, Revolving Credit Facility, AR Securitization Facilities and our senior unsecured notes.

Interest Rate Swap Agreements

We have several interest rate cash flow swap agreements to effectively convert a portion of our LIBOR-based variable rate debt to a fixed rate and hedge our interest rate risk related to such variable rate debt. The fair value of these swap positions was a net liability of $4.6 million as of December 31, 2019, and $2.4 million as of December 31, 2018, and is included in Other liabilities on our Consolidated Statement of Financial Position.

As of December 31, 2019, under the terms of the agreements, we will pay interest based on an aggregate notional amount of $200.0 million, under a weighted-average fixed interest rate of 2.7%, with a receive rate of one-month LIBOR and which mature at various dates until June 30, 2022. The one-month LIBOR rate was approximately 1.8% as of December 31, 2019.

Fair Value

Under the fair value hierarchy, observable inputs such as unadjusted quoted prices in active markets for identical assets or liabilities are defined as Level 1; observable inputs other than quoted prices included within Level 1 that are either directly or indirectly observable for the asset or liability are defined as Level 2; and unobservable inputs for the asset or liability are defined as Level 3. The aggregate fair value of our debt, which is estimated based on quoted market prices of similar liabilities, was approximately $2.5 billion as of December 31, 2019 and $2.3 billion as of December 31, 2018. The fair value of our debt as of both December 31, 2019 and 2018 is classified as Level 2. The aggregate fair value loss associated with our interest rate cash flow swap agreements was approximately $4.6 million as of December 31, 2019, and $2.4 million as of December 31, 2018. The aggregate fair value of our interest rate cash flow swap agreements as of both December 31, 2019 and 2018, is classified as Level 2.

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements (Continued)

Note 10. Accumulated Other Comprehensive Loss

The following table presents the changes in the components of accumulated other comprehensive loss.

(in millions)	Cumulative Translation Adjustments	Net Actuarial Gain (Loss)	Loss on Interest Rate Cash Flow Swaps	Accumulated Other Comprehensive Loss
As of December 31, 2016	$(9.9)	$(8.6)	$—	$(18.5)
Other comprehensive income (loss) before reclassifications	11.8	(1.4)	—	10.4
Amortization of actuarial losses reclassified to net income(a)	—	0.4	—	0.4
Total other comprehensive income (loss), net of tax	11.8	(1.0)	—	10.8
As of December 31, 2017	1.9	(9.6)	—	(7.7)
Other comprehensive income (loss) before reclassifications	(14.5)	1.9	(2.4)	(15.0)
Amortization of actuarial losses reclassified to net income(a)	—	0.7	—	0.7
Total other comprehensive income, net of tax	(14.5)	2.6	(2.4)	(14.3)
As of December 31, 2018	(12.6)	(7.0)	(2.4)	(22.0)
Other comprehensive income (loss) before reclassifications	8.2	(2.0)	(2.2)	4.0
Amortization of actuarial losses reclassified to net income(a)	—	0.3	—	0.3
Total other comprehensive income (loss), net of tax	8.2	(1.7)	(2.2)	4.3
As of December 31, 2019	$(4.4)	$(8.7)	$(4.6)	$(17.7)

(a)	See Note 16. Retirement Benefits to the Consolidated Financial Statements for additional details of items reclassified from accumulated other comprehensive loss to net income.

Net actuarial gain (loss) included in other comprehensive income (loss) is net of a tax benefit of $0.6 million in 2019, a tax provision of $1.0 million in 2018 and a tax benefit of $0.3 million in 2017.

Note 11. Equity

As of December 31, 2019, 450,000,000 shares of our common stock, par value $0.01 per share, were authorized; 143,594,117 shares were issued and outstanding; and 50,000,000 shares of our preferred stock, par value $0.01 per share, were authorized with no shares issued and outstanding.

On June 13, 2017, certain subsidiaries of OUTFRONT Media Inc. acquired the equity interests of certain subsidiaries of All Vision LLC (“All Vision”), which hold substantially all of All Vision’s outdoor advertising assets in Canada, and effectuated an amalgamation of All Vision’s Canadian business with our Canadian business (the “Transaction”) (see Note 14. Acquisitions to the Consolidated Financial Statements). In connection with the Transaction, the Company issued 1,953,407 shares of Class A equity interests of a subsidiary of the Company that controls its Canadian business (“Outfront Canada”).

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

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements (Continued)

During 2019, we made distributions of $1.9 million to holders of the Class A equity interests, which are recorded in Dividends on our Consolidated Statements of Equity and Consolidated Statements of Cash Flows. As of December 31, 2019, 834,727 Class A equity interests have been redeemed for shares of the Company’s common stock.

In 2019, we issued 8,526 shares of our common stock under the Outfront Media Inc. Amended and Restated Omnibus Stock Incentive Plan, valued at $0.2 million, to a consultant for services rendered.

We have a sales agreement in connection with an “at-the-market” equity offering program (the “ATM Program”), under which we may, from time to time, issue and sell shares of our common stock up to an aggregate offering price of $300.0 million. We have no obligation to sell any of our common stock under the sales agreement and may at any time suspend solicitations and offers under the sales agreement. In 2019, 2,150,000 shares of our common stock were sold under the ATM Program for gross proceeds of $52.0 million with commissions of $0.8 million, for total net proceeds of $51.2 million. As of December 31, 2019, we had $232.5 million of capacity remaining under the ATM Program.

On February 25, 2020, we announced that our board of directors approved a quarterly cash dividend of $0.38 per share on our common stock, payable on March 31, 2020, to stockholders of record at the close of business on March 6, 2020.

Note 12. Revenues

We do not disclose the value of unsatisfied performance obligations for contracts with an original expected term of one year or less, which primarily represent the transaction price allocated to the remaining display period for unsatisfied transit franchise contracts. Unsatisfied performance obligations with an original expected term of over one year relate to multi-year marketing and multimedia rights agreements with customers of our Sports Marketing operating segment, the value of which is $86.9 million as of December 31, 2019, are expected to be satisfied over the next 5 years.

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

The following table summarizes revenues by source:

	Years Ended December 31,
(in millions)	2019	2018	2017
Billboard:
Static displays	$894.1	$858.1	$839.7
Digital displays	252.7	216.1	173.7
Other	43.1	38.2	45.6
Billboard revenues	1,189.9	1,112.4	1,059.0
Transit:
Static displays	370.7	339.9	339.5
Digital displays	112.4	59.6	45.3
Other	43.5	39.5	35.9
Total transit revenues	526.6	439.0	420.7
Sports marketing and other	65.7	54.8	40.8
Transit and other revenues	592.3	493.8	461.5
Total revenues	$1,782.2	$1,606.2	$1,520.5

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements (Continued)

Rental income was $1,149.8 million in 2019, $1,076.9 million in 2018 and $1,001.8 million in 2017, and is recorded in Billboard revenues on the Consolidated Statement of Operations.

The following table summarizes revenues by geography:

	Years Ended December 31,
(in millions)	2019	2018	2017
United States:
Billboard	$1,114.9	$1,040.8	$997.9
Transit and other	513.8	426.0	408.6
Sports marketing and other	65.7	54.8	40.8
Total United States revenues	1,694.4	1,521.6	1,447.3
Canada	87.8	84.6	73.2
Total revenues	$1,782.2	$1,606.2	$1,520.5

Our revenues are sensitive to fluctuations in advertising expenditures, general economic conditions and other external events beyond our control.

Contract Costs and Balances

Variable sales commission costs directly associated with billboard display revenues are considered direct lease acquisition costs in accordance with the lease accounting standard and are capitalized and amortized on a straight-line basis over the related customer lease term (see Note 6. Goodwill and Other Intangible Assets to the Consolidated Financial Statements). Amortization of direct lease acquisition costs is presented within Amortization expense in the accompanying Consolidated Statements of Operations.

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

Note 13. Restructuring Charges

In 2019, we recorded restructuring charges of $0.3 million associated with the elimination of a corporate management position. In 2018, we recorded restructuring charges of $2.1 million, of which $0.9 million was recorded in our U.S. Media segment for severance charges associated with the reorganization of various departments, $0.8 million was recorded in Other for severance charges associated with the reorganization of our Sports Marketing operating segment management team and $0.4 million was recorded in Corporate for severance charges associated with the elimination of a corporate management position. In 2017, we recorded restructuring charges of $6.4 million, of which $4.1 million was recorded in Other for severance charges primarily associated with the Transaction and $2.3 million was recorded in our U.S. Media segment for severance charges associated with the reorganization of our sales management and administrative functions. As of December 31, 2019, $0.4 million in restructuring reserves remained outstanding and is included in Other current liabilities on the Consolidated Statement of Financial Position.

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements (Continued)

Note 14. Acquisitions

Acquisitions

In connection with the Transaction, in 2017, the Company paid approximately $94.4 million for the assets, comprised of $50.0 million in cash and $44.4 million, or 1,953,407 shares, of Class A equity interests of Outfront Canada. The issued Class A equity interests of Outfront Canada are redeemable non-controlling interests and are included in Non-controlling interests on our Consolidated Statement of Financial Position based on actual foreign currency exchange rates on the closing date of the Transaction compared to the negotiated foreign currency exchange rate used in the valuation described above.

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

We completed several acquisitions for a total purchase price of approximately $69.7 million in 2019, $7.0 million in 2018 and $113.8 million in 2017 (including the Transaction).

In the second quarter of 2018, we entered into an agreement to acquire 14 digital and seven static billboard displays in California for a total estimated purchase price of $35.4 million. As of December 31, 2019, we have completed this acquisition except with respect to four digital displays, which we expect to acquire in 2020 for an estimated purchase price of $9.2 million, subject to customary closing conditions and the timing of site development.

In the first quarter of 2019, we entered into an agreement to acquire eight digital billboard displays in Atlanta, Georgia, for an aggregate purchase price of $24.0 million. In connection with the execution of the agreement and a subsequent amendment, we paid a deposit of $5.0 million to an escrow agent, which is included in Other assets on our Consolidated Statement of Financial Position, and in the third quarter of 2019, we paid a deposit of $14.0 million to an escrow account, which is also included in Other assets on our Consolidated Statement of Financial Position. We completed this transaction in the first quarter of 2020.

Asset Swap

On July 1, 2017, in exchange for static billboards in four non-metropolitan market clusters, we acquired digital billboards in the Boston, Massachusetts, DMA and $3.2 million in cash, which resulted in a pre-tax gain of $14.1 million.

Note 15. Stock-Based Compensation

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

Compensation expense for RSUs is determined based upon the market price of the shares underlying the awards on the date of grant and expensed over the vesting period, which is generally a three-year service period. For PRSU awards, the number of shares an employee earns may range from 0% to 120% based on the outcome of a one year performance condition. Compensation expense is recorded based on the probable outcome of the performance condition. On an annual basis, our board of directors will review actual performance and certify the degree to which performance goals applicable to the award have

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements (Continued)

been met. Forfeitures of RSUs are recorded as incurred. On an annual basis, adjustments are made to compensation expense based on actual forfeitures and the forfeiture rates are revised as necessary.

The following table summarizes our stock-based compensation expense for 2019, 2018 and 2017.

	Year Ended December 31,
(in millions)	2019	2018	2017
RSUs and PRSUs	$22.3	$20.2	$20.3
Stock options	—	—	0.2
Stock-based compensation expense, before income taxes	22.3	20.2	20.5
Tax benefit	(1.5)	(1.3)	(2.0)
Stock-based compensation expense, net of tax	$20.8	$18.9	$18.5

As of December 31, 2019, total unrecognized compensation cost related to non-vested RSUs and PRSUs was $23.6 million, which is expected to be recognized over a weighted average period of 1.8 years.

RSUs and PRSUs

The following table summarizes the 2019 activity of the RSUs and PRSUs issued to our employees.

	Activity	Weighted Average Per Share Grant Date Fair Market Value
Non-vested as of December 31, 2018	1,723,980	$22.39
Granted:
RSUs	853,965	21.73
PRSUs	376,418	21.41
Vested:
RSUs	(602,181)	22.05
PRSUs	(246,542)	21.99
Forfeitures:
RSUs	(69,122)	22.00
PRSUs	(11,750)	21.77
Non-vested as of December 31, 2019	2,024,768	22.09

The total fair value of RSUs and PRSUs that vested was $18.3 million during 2019, $19.2 million during 2018 and $20.0 million during 2017.

Stock Options

Stock options vest over a four-year service period and expire eight or ten years from the date of grant. Forfeitures of stock options are recorded as incurred.

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements (Continued)

The following table summarizes the activity of stock options issued to our employees.

	Activity	Weighted Average Exercise Price
Outstanding as of December 31, 2018	141,847	$23.08
Exercised	(15,319)	10.78
Outstanding as of December 31, 2019	126,528	24.57

Exercisable as of December 31, 2019	126,528	24.57

The following table summarizes other information relating to stock option exercises.

	Year Ended December 31,
(in millions)	2019	2018	2017
Tax benefit of stock option exercises	$—	$—	$0.1
Intrinsic value of stock option exercises	0.1	0.4	2.1

The following table summarizes information concerning outstanding and exercisable stock options to purchase our common stock under the Stock Plan as of December 31, 2019.

	Outstanding			Exercisable
Range of Exercise Price	Number of Options	Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$10 to 14.99	13,169	0.15	$13.68	13,169	$13.68
$20 to 24.99	9,946	1.12	20.07	9,946	20.07
$25 to 29.99	103,413	1.72	26.39	103,413	26.39
	126,528			126,528

Stock options outstanding as of December 31, 2019, have a weighted average remaining contractual life of 1.46 years and the total intrinsic value for “in-the-money” options, based on the closing stock price of our common stock of $26.82, was $0.3 million. Stock options exercisable as of December 31, 2019, have a weighted average remaining contractual life of 1.46 years and the total intrinsic value for “in-the-money” exercisable options was $0.3 million.

Note 16. Retirement Benefits

We sponsor two defined benefit pension plans covering specific groups of employees in Canada and the U.S.

The benefits for the pension plan in Canada are based primarily on an employee’s years of service and an average of the employee’s highest five years of earnings. Participating employees in the pension plan in Canada are vested after two years of service or immediately, depending on the province of their employment. We fund the pension plan in Canada in accordance with the rules and regulations of the Pension Benefits Act of the Province of Ontario, Canada. Canada pension plan assets consist principally of equity securities, corporate and government related securities, and insurance contracts. We are in the process of closing the Pension Plan for the employees of Outfront Media Canada LP (the “Plan”). Employees who are no longer accruing pensionable service under the Plan will be entitled to enhanced Defined Contribution Plan benefits. As of April 1, 2020, the Plan will be closed to most new employees. In addition, effective April 1, 2020, the Plan will be frozen to any future benefit accruals for most employees. However, certain members of the Plan will continue in pensionable service for a yet to be determined period. We expect to complete freezing the Plan in 2022.

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

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements (Continued)

We use a December 31 measurement date for all pension plans.

The following table sets forth the change in benefit obligation for our pension plans.

	As of December 31,
(in millions)	2019	2018	2017
Benefit obligation, beginning of year	$49.9	$57.8	$48.3
Service cost	1.7	1.8	1.6
Interest cost	2.1	2.0	2.0
Actuarial (gain) loss	8.8	(5.6)	3.7
Benefits paid	(2.6)	(2.0)	(1.4)
Cumulative translation adjustments	2.2	(4.1)	3.6
Benefit obligation, end of year	$62.1	$49.9	$57.8

The following table sets forth the change in plan assets for our pension plans.

	As of December 31,
(in millions)	2019	2018
Fair value of plan assets, beginning of year	$47.5	$52.3
Actual return on plan assets	8.8	(0.9)
Employer contributions	1.5	2.0
Benefits paid	(2.6)	(2.0)
Cumulative translation adjustments	2.1	(3.9)
Fair value of plan assets, end of year	$57.3	$47.5

The unfunded status of pension benefit obligations and the related amounts recognized on the Consolidated Statement of Financial Position were as follows:

	As of December 31,
(in millions)	2019	2018
Unfunded status, end of year	$(4.7)	$(2.4)
Amounts recognized on the Consolidated Statement of Financial Position:
Other noncurrent liabilities	(4.7)	(2.4)
Net amounts recognized	(4.7)	(2.4)

The following amounts were recognized in accumulated other comprehensive loss on the Consolidated Statement of Financial Position.

	As of December 31,
(in millions)	2019	2018
Net actuarial loss	$(11.6)	$(9.3)
Deferred income taxes	2.9	2.3
Net amount recognized in accumulated other comprehensive loss	$(8.7)	$(7.0)

The accumulated benefit obligation for the defined benefit pension plans was $57.6 million as of December 31, 2019, and $46.9 million as of December 31, 2018.

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements (Continued)

The information for the pension plans with an accumulated benefit obligation in excess of plan assets is set forth below.

	As of December 31,
(in millions)	2019	2018
Projected benefit obligation	$62.1	$49.9
Accumulated benefit obligation	57.6	46.9
Fair value of plan assets	57.3	47.5

The following tables present the components of net periodic pension cost and amounts recognized in other comprehensive income (loss).

	As of December 31,
(in millions)	2019	2018	2017
Service cost	$1.7	$1.8	$1.6
Interest cost	2.1	2.0	2.0
Expected return on plan assets	(2.4)	(2.6)	(2.3)
Amortization of actuarial losses(a)	0.4	0.7	0.6
Amortization of transitional obligation	—	—	(0.1)
Settlement cost	—	0.1	—
Net periodic pension cost	$1.8	$2.0	$1.8

(in millions)	Year Ended December 31, 2019
Actuarial gains	$(2.3)
Amortization of actuarial losses(a)	0.4
Cumulative translation adjustments	(0.4)
(2.3)
Deferred income taxes	0.6
Recognized in other comprehensive income, net of tax	$(1.7)

(a)	Reflects amounts reclassified from accumulated other comprehensive income (loss) to net income.

Estimated net actuarial losses related to the defined benefit pension plans of approximately $0.4 million, will be amortized from accumulated other comprehensive loss into net periodic pension costs in 2020.

	As of and for the Year Ended December 31,
	2019	2018
Weighted average assumptions used to determine benefit obligations:
Discount rate	3.0%	4.0%
Rate of compensation increase	3.0	3.0
Weighted average assumptions used to determine net periodic cost:
Discount rate	4.0	3.5
Expected long-term return on plan assets	5.0	5.1
Rate of compensation increase	3.0	3.0

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

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements (Continued)

Plan Assets

Our plan assets are included in a trust in Canada and a trust in the U.S. The asset allocations of these trusts are based upon an analysis of the timing and amount of projected benefit payments, projected company contributions, the expected returns and risk of the asset classes and the correlation of those returns. As of December 31, 2019, we invested approximately 32% in fixed income instruments, 60% in equity instruments, and the remainder in cash, cash equivalents and insurance contracts.

The following tables set forth our pension plan assets measured at fair value on a recurring basis as of December 31, 2019 and 2018. These assets have been categorized according to the three-level fair value hierarchy established by the FASB which prioritizes the inputs used in measuring fair value. Level 1 is based on quoted prices for the asset in active markets. Level 2 is based on inputs that are observable other than quoted market prices in active markets, such as quoted prices for the asset in inactive markets or quoted prices for similar assets. Level 3 is based on unobservable inputs that market participants would use in pricing the asset.

	As of December 31, 2019
(in millions)	Level 1	Level 2	Level 3	Total
Fixed income securities:
Corporate bonds(a)	$0.8	$—	$—	$0.8
Equity securities:
U.S. equity	0.8	—	—	0.8
International equity	0.3	—	—	0.3
Insurance contracts	—	—	3.7	3.7
Total assets in fair value hierarchy	$1.9	$—	$3.7	$5.6
Common collective funds measured at net asset value				51.7
Total assets				$57.3

	As of December 31, 2018
(in millions)	Level 1	Level 2	Level 3	Total
Fixed income securities:
Corporate bonds(a)	$0.7	$—	$—	$0.7
Equity securities:
U.S. equity	0.6	—	—	0.6
International equity	0.3	—	—	0.3
Insurance contracts	—	—	3.6	3.6
Total assets in fair value hierarchy	$1.6	$—	$3.6	$5.2
Common collective funds measured at net asset value				42.3
Total assets				$47.5

(a)	Securities of diverse industries, substantially all investment grade.

Significant changes in Level 3 plan assets are as follows:

	Year Ended December 31,
(in millions)	2019	2018
Insurance contracts:
Beginning of year	$3.6	$4.4
Payments	(0.4)	(0.5)
Actuarial loss	0.2	(0.1)
Interest income	0.1	0.1
Cumulative translation adjustments	0.2	(0.3)
End of year	$3.7	$3.6

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements (Continued)

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

Future Benefit Payments

(in millions)	2020	2021	2022	2023	2024	2025-2029
Estimated future benefit payments for pension plans	1.9	2.0	2.1	2.2	2.4	14.0

We expect to contribute $4.1 million to our pension plans in 2020.

Multi-Employer Pension and Postretirement Benefit Plans

We contribute to multi-employer plans that provide pension and other postretirement benefits to certain employees under collective bargaining agreements. Contributions to these plans were $4.0 million in 2019, $3.8 million in 2018 and $3.3 million in 2017. Based on our contributions to each individual multi-employer plan relative to the total contributions of all participating employers in such plan, no multi-employer plan was deemed to be individually significant to us.

Defined Contribution Plans

Employer contributions for defined contribution plans sponsored by us were $5.9 million in 2019, $5.5 million in 2018 and $4.8 million in 2017.

Note 17. Income Taxes

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

Cash paid for income taxes was $10.5 million in 2019, $8.4 million in 2018 and $6.8 million in 2017.

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements (Continued)

The U.S. and foreign components of Income before provision for income taxes and equity in earnings of investee companies were as follows:

	Year Ended December 31,
(in millions)	2019	2018	2017
United States	$144.3	$157.3	$139.2
Foreign	1.5	(48.6)	(14.1)
Income before provision for income taxes and equity in earnings of investee companies	$145.8	$108.7	$125.1

The following table reconciles Income before provision for income taxes and equity in earnings of investee companies to REIT taxable income.

	Year Ended December 31,
(in millions)	2019	2018	2017
Income before provision for income taxes and equity in earnings of investee companies	$145.8	$108.7	$125.1
Net (income) loss of TRSs	(16.4)	38.4	(2.4)
Income from REIT operations	129.4	147.1	122.7
Book depreciation in excess of tax depreciation	21.5	24.4	29.5
Book amortization in excess of tax amortization	(6.8)	(10.6)	(1.8)
Tax dividend from foreign subsidiary(a)	0.5	2.1	5.6
Book/tax differences - stock-based compensation	1.5	(1.4)	(2.2)
Book/tax differences - deferred gain for tax	(3.2)	(1.4)	(13.1)
Book/tax differences - capitalized costs	5.0	6.4	5.7
Book/tax differences - executive compensation	7.8	7.5	1.1
Book/tax differences - leases	6.2	1.5	2.8
Book/tax differences - other	9.4	2.1	(4.1)
REIT taxable income (estimated)	$171.3	$177.7	$146.2

(a)
In 2017, the tax dividend from foreign subsidiary consists of a $12.6 million one-time deemed repatriation of foreign unremitted earnings under the Tax Act, net of a $7.0 million deduction for dividends received.

The components of the Provision for income taxes are as follows:

	Year Ended December 31,
(in millions)	2019	2018	2017
Current:
Federal	$(5.3)	$(2.4)	$(6.9)
State and local	(4.0)	(2.3)	(2.2)
Foreign	(1.4)	(0.6)	0.1
	(10.7)	(5.3)	(9.0)
Deferred tax benefit (liability):
Federal	0.3	(1.0)	(2.2)
State and local	0.2	(0.4)	(0.1)
Foreign	(0.7)	1.8	7.2
	(0.2)	0.4	4.9
Provision for income taxes	$(10.9)	$(4.9)	$(4.1)

The effective income tax rate was 7.5% in 2019, 4.7% in 2018 and 3.3% in 2017.

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements (Continued)

The difference between income taxes expected at the U.S. federal statutory income tax rate of 21% in 2019 and 2018 and 35% in 2017, and the Provision for income taxes is summarized as follows:

	Year Ended December 31,
(in millions)	2019	2018	2017
Provision for income taxes on income at U.S. statutory rate	$(31.6)	$(22.8)	$(43.8)
REIT dividends paid deduction	27.9	30.9	42.9
State and local taxes, net of federal tax benefit	(2.7)	(2.3)	(1.6)
Effect of foreign operations	(1.5)	(9.3)	2.4
Resolution of prior year tax	(3.0)	—	—
Effect of the Tax Act on net deferred tax assets(a)	—	—	(2.1)
Gain on dispositions	(0.3)	(0.5)	(0.9)
Other, net	0.3	(0.9)	(1.0)
Provision for income taxes	$(10.9)	$(4.9)	$(4.1)

(a)	Impact on our net deferred tax assets resulting from the Tax Act’s reduction of corporate income tax rates from 35% to 21% for tax years beginning after December 31, 2017.

The following table is a summary of the components of deferred income tax assets and liabilities.

	As of December 31,
(in millions)	2019	2018
Deferred income tax assets:
Provision for expenses and losses	$0.3	$1.1
Postretirement and other employee benefits	2.4	3.6
Tax credit and loss carryforwards	0.4	0.8
Total deferred income tax assets	3.1	5.5
Valuation allowance	(0.4)	—
Deferred income tax assets, net	2.7	5.5

Deferred income tax liabilities:
Property, equipment and intangible assets	(18.3)	(19.5)
Total deferred income tax liabilities	(18.3)	(19.5)

Deferred income tax liabilities, net	$(15.6)	$(14.0)

As of December 31, 2019, we had net operating loss carryforwards for Canadian jurisdictions of $1.4 million, which expire in various years from 2020 through 2037.

Our undistributed earnings of foreign subsidiaries not includable in our federal income tax returns that could be subject to additional income taxes if remitted was approximately $6.4 million as of December 31, 2019, and $6.2 million as of December 31, 2018. No provision was recorded for taxes that could result from the remittance of such undistributed earnings since we intend to declare dividends to our shareholders in an amount sufficient to offset such distributions and intend to reinvest the remainder outside of the U.S. indefinitely. The determination of the unrecognized U.S. federal deferred income tax liability for undistributed earnings is not practicable.

The reserve for uncertain tax positions of $0.5 million as of December 31, 2019, includes $0.3 million which would affect our effective income tax rate if and when recognized in future years.

We recognize interest and penalty charges related to the reserve for uncertain tax positions as part of income tax expense. These charges were not material for any of the periods presented.

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements (Continued)

We are subject to taxation in the U.S. and various state, local and foreign jurisdictions. Tax years 2016 to present are open for examination by the tax authorities. New York State has concluded an audit of our 2014 and 2015 tax years without proposing any adjustments.

In the second quarter of 2019, we had recorded a provision for uncertain tax positions of $4.5 million to correct an error related to prior open tax years. In the third quarter of 2019, pursuant to an audit for the 2016 tax year, the Internal Revenue Service has issued a report of Income Tax Examination Changes, increasing our tax liability by $2.2 million, which represents a settlement of the $4.5 million provision for uncertain tax positions recorded in the second quarter of 2019.

Note 18. Earnings Per Share (“EPS”)

	Year Ended December 31,
(in millions)	2019	2018	2017
Net income available for common stockholders	$140.1	$107.9	$125.8
Less: Distributions to holders of Class A equity interests of a subsidiary(b)	1.9	2.7	1.4
Net income available for common stockholders, basic and diluted	$138.2	$105.2	$124.4

Weighted average shares for basic EPS	142.5	139.3	138.5
Dilutive potential shares from grants of RSUs, PRSUs and stock options(a)	0.7	0.3	0.4
Weighted average shares for diluted EPS(a)(b)	143.2	139.6	138.9

(a)
The potential impact of an aggregate 0.1 million granted RSUs, PRSUs and stock options for 2019, 0.4 million granted RSUs, PRSUs and stock options for 2018 and 0.1 million granted RSUs, PRSUs and stock options for 2017 was antidilutive.

(b)
On June 13, 2017, 1,953,407 shares of Class A equity interests of Outfront Canada were issued, which may be redeemed by the holders in exchange for shares of the Company’s common stock on a one-for-one basis (subject to anti-dilution adjustments), at our option, after a certain time period. (See Note 11. Equity to the Consolidated Financial Statements.) The potential impact of 1.4 million shares of Class A equity interests of Outfront Canada was antidilutive for 2019, 1.9 million shares of Class A equity interests of Outfront Canada was antidilutive for 2018 and 1.1 million shares of Class A equity interests of Outfront Canada was antidilutive for 2017.

Note 19. Commitments and Contingencies

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

We also have marketing and multimedia rights agreements with colleges, universities and other educational institutions, which entitle us to operate on-campus advertising displays, as well as manage marketing opportunities, media rights and experiential entertainment at sporting events. Under most of these agreements, the school is entitled to receive the greater of a percentage of the relevant revenue, net of agency commissions, or a specified guaranteed minimum annual payment.

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements (Continued)

As of December 31, 2019, guaranteed minimum annual payments are as follows:

(in millions)	Guaranteed Minimum Annual Payments
2020	$227.9
2021	227.3
2022	222.6
2023	225.0
2024	226.6
2025 and thereafter	774.4
Total minimum payments	$1,903.8

Under the MTA agreement, we are obligated to deploy, over a number of years, (i) 8,565 digital advertising screens on subway and train platforms and entrances, (ii) 37,716 smaller-format digital advertising screens on rolling stock, and (iii) 7,829 MTA communications displays, with such deployment amounts being subject to modification as agreed-upon by us and the MTA. In addition, we are obligated to pay to the MTA the greater of a percentage of revenues or a guaranteed minimum annual payment. Incremental revenues that exceed an annual base revenue amount will be retained by us for the cost of deploying advertising and communications displays throughout the transit system. As presented in the table below, MTA equipment deployment costs are being recorded as Prepaid MTA equipment deployment costs and Intangible assets on our Consolidated Statement of Financial Position, and as these costs are recouped from incremental revenues that the MTA would otherwise be entitled to receive, Prepaid MTA equipment deployment costs will be reduced. If incremental revenues generated over the term of the agreement are not sufficient to cover all or a portion of the equipment deployment costs, the costs will not be recouped, which could have an adverse effect on our business, financial condition and results of operation. As of December 31, 2019, 4,577 digital displays had been installed, of which 837 installations occurred in the fourth quarter of 2019, for a total of 3,348 installations in 2019. For the full year of 2020, we expect our MTA equipment deployment costs to be approximately $175.0 million.

(in millions)	Beginning Balance	Deployment Costs Incurred	Recoupment	Amortization	Ending Balance
Year Ended December 31, 2019:
Prepaid MTA equipment deployment costs	$79.5	$124.2	$(32.2)	$—	$171.5
Intangible assets (franchise agreements)	14.8	26.6	—	(3.1)	38.3
Total	$94.3	$150.8	$(32.2)	$(3.1)	$209.8

Year Ended December 31, 2018:
Prepaid MTA equipment deployment costs	$4.7	$76.5	$(1.7)	$—	$79.5
Intangible assets (franchise agreements)	0.9	14.7	—	(0.8)	14.8
Total	$5.6	$91.2	$(1.7)	$(0.8)	$94.3

Letters of Credit

We have indemnification obligations with respect to letters of credit and surety bonds primarily used as security against non-performance in the normal course of business. As of December 31, 2019, the outstanding letters of credit were approximately $72.5 million and outstanding surety bonds were approximately $162.1 million, and were not recorded on the Consolidated Statements of Financial Position.

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

Note 20. Segment Information

We manage our operations through three operating segments—(1) U.S. Billboard and Transit, which is included in our U.S. Media reportable segment, (2) International and (3) Sports Marketing. International and Sports Marketing do not meet the criteria to be a reportable segment and accordingly, are both included in Other.

The following tables set forth our financial performance by segment.

	Year Ended December 31,
(in millions)	2019	2018	2017
Revenues:
U.S. Media	$1,628.7	$1,466.8	$1,406.5
Other	153.5	139.4	114.0
Total revenues	$1,782.2	$1,606.2	$1,520.5

We present Operating income before Depreciation, Amortization, Net gain on dispositions, Stock-based compensation, Restructuring charges and an Impairment charge (“Adjusted OIBDA”) as the primary measure of profit and loss for our operating segments.

	Year Ended December 31,
(in millions)	2019	2018	2017
Net income before allocation to non-controlling interests	$140.6	$107.9	$125.8
Provision for income taxes	10.9	4.9	4.1
Equity in earnings of investee companies, net of tax	(5.7)	(4.1)	(4.8)
Interest expense, net	134.9	125.7	116.9
Loss on extinguishment of debt	28.5	—	—
Other (income) expense, net	(0.1)	0.4	(0.3)
Operating income	309.1	234.8	241.7
Restructuring charges	0.3	2.1	6.4
Net gain on dispositions	(3.8)	(5.5)	(14.3)
Impairment charge	—	42.9	—
Depreciation and amortization	194.5	185.0	189.8
Stock-based compensation	22.3	20.2	20.5
Total Adjusted OIBDA	$522.4	$479.5	$444.1

Adjusted OIBDA:
U.S. Media	$546.3	$500.2	$478.1
Other	22.1	17.3	8.4
Corporate	(46.0)	(38.0)	(42.4)
Total Adjusted OIBDA	$522.4	$479.5	$444.1

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements (Continued)

	Year Ended December 31,
(in millions)	2019	2018	2017
Operating income (loss):
U.S. Media	$376.3	$342.8	$320.6
Other	1.4	(49.4)	(16.0)
Corporate	(68.6)	(58.6)	(62.9)
Total operating income	$309.1	$234.8	$241.7

Net (gain) loss on dispositions:
U.S. Media	$(3.9)	$(5.3)	$(14.4)
Other	0.1	(0.2)	0.1
Total gain on dispositions	$(3.8)	$(5.5)	$(14.3)

Depreciation and amortization:
U.S. Media	$173.9	$161.8	$169.6
Other	20.6	23.2	20.2
Total depreciation and amortization	$194.5	$185.0	$189.8

Capital expenditures:
U.S. Media	$86.7	$73.0	$63.9
Other	3.2	9.3	6.9
Total capital expenditures	$89.9	$82.3	$70.8

	As of December 31,
(in millions)	2019	2018	2017
Assets:
U.S. Media	$5,077.1	$3,610.0	$3,528.8
Other	284.0	202.5	263.8
Corporate	21.2	16.2	15.6
Total assets	$5,382.3	$3,828.7	$3,808.2

	Year Ended December 31,
(in millions)	2019	2018	2017
Revenues(a):
United States	$1,694.4	$1,521.6	$1,447.3
Canada	87.8	84.6	73.2
Total revenues	$1,782.2	$1,606.2	$1,520.5

(a)	Revenues classifications are based on the geography of the advertising.

	As of December 31,
(in millions)	2019	2018	2017
Long-lived assets(a):
United States	$4,722.1	$3,255.0	3,216.4
Canada	203.0	122.5	189.1
Total long-lived assets	$4,925.1	$3,377.5	$3,405.5

(a)	Reflects total assets less current assets, investments and non-current deferred tax assets.

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements (Continued)

Note 21. Condensed Consolidating Financial Information

We and our material existing and future direct and indirect 100% owned domestic subsidiaries (except Finance LLC and Outfront Media Capital Corporation, the borrowers under the Term Loan and the Revolving Credit Facility) guarantee the obligations under the Term Loan and the Revolving Credit Facility. Our senior unsecured notes are fully and unconditionally, and jointly and severally guaranteed on a senior unsecured basis by us and each of our direct and indirect wholly-owned domestic subsidiaries that guarantees the Term Loan and the Revolving Credit Facility (see Note 8. Debt to the Consolidated Financial Statements). The following condensed consolidating schedules present financial information on a combined basis in conformity with the SEC’s Regulation S-X, Rule 3-10 for: (i) OUTFRONT Media Inc. (the “Parent Company”); (ii) Finance LLC (the “Subsidiary Issuer”); (iii) the guarantor subsidiaries; (iv) the non-guarantor subsidiaries, including the SPVs; (v) elimination entries necessary to consolidate the Parent Company and the Subsidiary Issuer, the guarantor subsidiaries and non-guarantor subsidiaries; and (vi) the Parent Company on a consolidated basis. Outfront Media Capital Corporation is a co-issuer finance subsidiary with no assets or liabilities, and therefore has not been included in the tables below.

	As of December 31, 2019
(in millions)	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Current assets:
Cash and cash equivalents	$—	$12.7	$1.1	$45.3	$—	$59.1
Receivables, less allowances	—	—	—	320.8	(30.8)	290.0
Other current assets	—	1.0	169.7	76.9	(160.9)	86.7
Total current assets	—	13.7	170.8	443.0	(191.7)	435.8
Property and equipment, net	—	—	618.2	48.0	—	666.2
Goodwill	—	—	2,059.9	23.2	—	2,083.1
Intangible assets	—	—	479.5	71.4	—	550.9
Operating lease assets	—	—	1,344.3	112.7	—	1,457.0
Investment in subsidiaries	1,093.8	3,330.0	331.6	—	(4,755.4)	—
Prepaid MTA equipment deployment costs	—	—	116.1	—	—	116.1
Other assets	—	3.5	65.8	3.9	—	73.2
Intercompany	—	—	77.5	87.6	(165.1)	—
Total assets	$1,093.8	$3,347.2	$5,263.7	$789.8	$(5,112.2)	$5,382.3

Total current liabilities	$—	$26.7	$590.5	$224.5	$(191.7)	$650.0
Long-term debt, net	—	2,222.1	—	—	—	2,222.1
Deferred income tax liabilities, net	—	—	—	18.0	—	18.0
Asset retirement obligation	—	—	30.6	4.5	—	35.1
Operating lease liabilities	—	—	1,188.0	97.1	—	1,285.1
Deficit in excess of investment of subsidiaries	—	—	2,236.2	—	(2,236.2)	—
Other liabilities	—	4.6	37.0	4.0	—	45.6
Intercompany	—	—	87.6	77.5	(165.1)	—
Total liabilities	—	2,253.4	4,169.9	425.6	(2,593.0)	4,255.9
Total stockholders’ equity	1,093.8	1,093.8	1,093.8	331.6	(2,519.2)	1,093.8
Non-controlling interests	—	—	—	32.6	—	32.6
Total equity	1,093.8	1,093.8	1,093.8	364.2	(2,519.2)	1,126.4
Total liabilities and equity	$1,093.8	$3,347.2	$5,263.7	$789.8	$(5,112.2)	$5,382.3

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements (Continued)

	As of December 31, 2018
(in millions)	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Current assets:
Cash and cash equivalents	$—	$12.0	$—	$40.7	$—	$52.7
Receivables, less allowances	—	—	52.7	232.1	(19.9)	264.9
Other current assets	—	1.0	176.3	81.5	(146.9)	111.9
Total current assets	—	13.0	229.0	354.3	(166.8)	429.5
Property and equipment, net	—	—	604.3	48.6	—	652.9
Goodwill	—	—	2,059.9	19.8	—	2,079.7
Intangible assets	—	—	478.4	58.8	—	537.2
Investment in subsidiaries	1,102.8	3,257.5	261.9	—	(4,622.2)	—
Prepaid MTA equipment deployment costs	—	—	60.6	—	—	60.6
Other assets	—	2.3	63.4	3.1	—	68.8
Intercompany	—	—	81.0	100.7	(181.7)	—
Total assets	$1,102.8	$3,272.8	$3,838.5	$585.3	$(4,970.7)	$3,828.7

Total current liabilities	$—	$18.0	$375.5	$175.9	$(166.8)	$402.6
Long-term debt, net	—	2,149.6	—	—	—	2,149.6
Deferred income tax liabilities, net	—	—	—	17.0	—	17.0
Asset retirement obligation	—	—	29.9	4.3	—	34.2
Deficit in excess of investment of subsidiaries	—	—	2,154.7	—	(2,154.7)	—
Other liabilities	—	2.4	74.9	2.7	—	80.0
Intercompany	—	—	100.7	81.0	(181.7)	—
Total liabilities	—	2,170.0	2,735.7	280.9	(2,503.2)	2,683.4
Total stockholders’ equity	1,102.8	1,102.8	1,102.8	261.9	(2,467.5)	1,102.8
Non-controlling interests	—	—	—	42.5	—	42.5
Total equity	1,102.8	1,102.8	1,102.8	304.4	(2,467.5)	1,145.3
Total liabilities and stockholders’ equity	$1,102.8	$3,272.8	$3,838.5	$585.3	$(4,970.7)	$3,828.7

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements (Continued)

	Year Ended December 31, 2019
(in millions)	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Billboard	$—	$—	$1,109.9	$80.0	$—	$1,189.9
Transit and other	—	—	579.5	12.8	—	592.3
Total revenues	—	—	1,689.4	92.8	—	1,782.2
Expenses:
Operating	—	—	906.3	52.3	—	958.6
Selling, general and administrative	1.6	0.5	311.2	10.2	—	323.5
Restructuring charges	—	—	0.3	—	—	0.3
Net gain on dispositions	—	—	(3.8)	—	—	(3.8)
Depreciation	—	—	76.8	10.5	—	87.3
Amortization	—	—	97.8	9.4	—	107.2
Total expenses	1.6	0.5	1,388.6	82.4	—	1,473.1
Operating income (loss)	(1.6)	(0.5)	300.8	10.4	—	309.1
Interest expense, net	—	(127.1)	(2.5)	(5.3)	—	(134.9)
Loss on extinguishment of debt	—	(28.5)	—	—	—	(28.5)
Other income, net	—	—	—	0.1	—	0.1
Income (loss) before provision for income taxes and equity in earnings of investee companies	(1.6)	(156.1)	298.3	5.2	—	145.8
Provision for income taxes	—	—	(8.8)	(2.1)	—	(10.9)
Equity in earnings of investee companies, net of tax	141.7	297.8	(147.8)	1.1	(287.1)	5.7
Net income before allocation to non-controlling interests	$140.1	$141.7	$141.7	$4.2	$(287.1)	$140.6
Net income attributable to non-controlling interests	—	—	—	0.5	—	0.5
Net income attributable to Outfront Media Inc.	140.1	141.7	141.7	3.7	(287.1)	140.1

Net income attributable to Outfront Media Inc.	$140.1	$141.7	$141.7	$3.7	$(287.1)	$140.1
Total other comprehensive income, net of tax	4.3	4.3	4.3	6.5	(15.1)	4.3
Total comprehensive income	$144.4	$146.0	$146.0	$10.2	$(302.2)	$144.4

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements (Continued)

	Year Ended December 31, 2018
(in millions)	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Billboard	$—	$—	$1,040.1	$72.3	$—	$1,112.4
Transit and other	—	—	480.8	13.0	—	493.8
Total revenues	—	—	1,520.9	85.3	—	1,606.2
Expenses:
Operating	—	—	808.3	51.6	—	859.9
Selling, general and administrative	1.6	0.2	276.6	8.6	—	287.0
Restructuring charges	—	—	2.1	—	—	2.1
Net gain on dispositions	—	—	(5.3)	(0.2)	—	(5.5)
Impairment charge	—	—	—	42.9	—	42.9
Depreciation	—	—	73.3	12.6	—	85.9
Amortization	—	—	90.2	8.9	—	99.1
Total expenses	1.6	0.2	1,245.2	124.4	—	1,371.4
Operating income (loss)	(1.6)	(0.2)	275.7	(39.1)	—	234.8
Interest expense, net	—	(118.4)	(3.8)	(3.5)	—	(125.7)
Other expenses, net	—	—	—	(0.4)	—	(0.4)
Income (loss) before benefit (provision) for income taxes and equity in earnings of investee companies	(1.6)	(118.6)	271.9	(43.0)	—	108.7
Benefit (provision) for income taxes	—	—	(6.1)	1.2	—	(4.9)
Equity in earnings of investee companies, net of tax	109.5	228.1	(156.3)	1.1	(178.3)	4.1
Net income (loss) attributable to OUTFRONT Media Inc.	$107.9	$109.5	$109.5	$(40.7)	$(178.3)	$107.9

Net income (loss) attributable to OUTFRONT Media Inc.	$107.9	$109.5	$109.5	$(40.7)	$(178.3)	$107.9
Total other comprehensive loss, net of tax	(14.3)	(14.3)	(14.3)	(12.1)	40.7	(14.3)
Total comprehensive income (loss)	$93.6	$95.2	$95.2	$(52.8)	$(137.6)	$93.6

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements (Continued)

	Year Ended December 31, 2017
(in millions)	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Billboard	$—	$—	$997.5	$61.5	$—	$1,059.0
Transit and other	—	—	449.4	12.1	—	461.5
Total revenues	—	—	1,446.9	73.6	—	1,520.5
Expenses:
Operating	—	—	784.6	50.6	—	835.2
Selling, general and administrative	1.6	0.9	246.2	13.0	—	261.7
Restructuring charges	—	—	2.5	3.9	—	6.4
Net (gain) loss on dispositions	—	—	(14.4)	0.1	—	(14.3)
Depreciation	—	—	77.3	12.4	—	89.7
Amortization	—	—	94.0	6.1	—	100.1
Total expenses	1.6	0.9	1,190.2	86.1	—	1,278.8
Operating income (loss)	(1.6)	(0.9)	256.7	(12.5)	—	241.7
Interest expense, net	—	(113.9)	(2.3)	(0.7)	—	(116.9)
Other income, net	—	—	—	0.3	—	0.3
Income (loss) before benefit (provision) for income taxes and equity in earnings of investee companies	(1.6)	(114.8)	254.4	(12.9)	—	125.1
Benefit (provision) for income taxes	—	—	(11.3)	7.2	—	(4.1)
Equity in earnings of investee companies, net of tax	127.4	242.2	(115.7)	0.8	(249.9)	4.8
Net income (loss) attributable to OUTFRONT Media Inc.	$125.8	$127.4	$127.4	$(4.9)	$(249.9)	$125.8

Net income (loss) attributable to OUTFRONT Media Inc.	$125.8	$127.4	$127.4	$(4.9)	$(249.9)	$125.8
Total other comprehensive income, net of tax	10.8	10.8	10.8	10.8	(32.4)	10.8
Total comprehensive income	$136.6	$138.2	$138.2	$5.9	$(282.3)	$136.6

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements (Continued)

	Year Ended December 31, 2019
(in millions)	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash flow provided by (used for) operating activities	$(1.6)	$(111.8)	$375.7	$14.6	$—	$276.9
Investing activities:
Capital expenditures	—	—	(87.0)	(2.9)	—	(89.9)
Acquisitions	—	—	(69.7)	—	—	(69.7)
MTA franchise rights	—	—	(24.0)	—	—	(24.0)
Proceeds from dispositions	—	—	5.8	—	—	5.8
Return of investment in investee companies	—	—	1.5	—	—	1.5
Net cash flow used for investing activities	—	—	(173.4)	(2.9)	—	(176.3)
Financing activities:
Proceeds from long-term debt borrowings	—	1,270.0	—	—	—	1,270.0
Repayments of long-term debt borrowings	—	(1,191.5)	—	—	—	(1,191.5)
Proceeds from borrowings under short-term debt facilities	—	—	180.0	325.0	—	505.0
Repayments of borrowings under short-term debt facilities	—	—	(165.0)	(305.0)	—	(470.0)
Payments of deferred financing costs	—	(21.9)	(0.2)	—	—	(22.1)
Payments of debt extinguishment charges	—	(20.6)	—	—	—	(20.6)
Proceeds from shares issued under the ATM Program	50.9	—	—	—	—	50.9
Taxes withheld for stock-based compensation	—	—	(7.9)	—	—	(7.9)
Dividends	(206.2)	—	—	(1.9)	—	(208.1)
Intercompany	156.9	76.5	(207.7)	(25.7)	—	—
Net cash flow provided by (used for) financing activities	1.6	112.5	(200.8)	(7.6)	—	(94.3)
Effect of exchange rate on cash, cash equivalents and restricted cash	—	—	—	0.5	—	0.5
Net increase in cash, cash equivalents and restricted cash	—	0.7	1.5	4.6	—	6.8
Cash, cash equivalents and restricted cash at beginning of period	—	12.0	1.4	40.7	—	54.1
Cash, cash equivalents and restricted cash at end of period	$—	$12.7	$2.9	$45.3	$—	$60.9

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements (Continued)

	Year Ended December 31, 2018
(in millions)	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash flow provided by (used for) operating activities	$(1.6)	$(110.6)	$331.8	$(5.3)	$—	$214.3
Investing activities:
Capital expenditures	—	—	(70.0)	(12.3)	—	(82.3)
Acquisitions	—	—	(7.0)	—	—	(7.0)
MTA franchise rights	—	—	(13.3)	—	—	(13.3)
Proceeds from dispositions	—	—	7.6	0.3	—	7.9
Return of investment in investee companies	—	—	4.3	—	—	4.3
Net cash flow used for investing activities	—	—	(78.4)	(12.0)	—	(90.4)
Financing activities:
Proceeds from long-term debt borrowings	—	104.0	—	—	—	104.0
Repayments of long-term debt borrowings	—	(104.0)	—	—	—	(104.0)
Proceeds from borrowings under short-term debt facilities	—	—	75.0	170.0	—	245.0
Repayments of borrowings under short-term debt facilities	—	—	—	(165.0)	—	(165.0)
Payments of deferred financing costs	—	(0.2)	—	(0.1)	—	(0.3)
Proceeds from shares issued under the ATM Program	15.3	—	—	—	—	15.3
Earnout payment related to prior acquisition	—	—	(0.4)	—	—	(0.4)
Taxes withheld for stock-based compensation	—	—	(8.4)	—	—	(8.4)
Dividends	(201.2)	—	—	(2.7)	—	(203.9)
Intercompany	187.5	112.6	(321.9)	21.8	—	—
Net cash flow provided by (used for) financing activities	1.6	112.4	(255.7)	24.0	—	(117.7)
Effect of exchange rate on cash, cash equivalents and restricted cash	—	—	—	(0.4)	—	(0.4)
Net increase (decrease) in cash, cash equivalents and restricted cash	—	1.8	(2.3)	6.3	—	5.8
Cash, cash equivalents and restricted cash at beginning of period	—	10.2	3.7	34.4	—	48.3
Cash, cash equivalents and restricted cash at end of period	$—	$12.0	$1.4	$40.7	$—	$54.1

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements (Continued)

	Year Ended December 31, 2017
(in millions)	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash flow provided by (used for) operating activities	$(1.7)	$(108.5)	$329.5	$30.0	$—	$249.3
Investing activities:
Capital expenditures	—	—	(63.6)	(7.2)	—	(70.8)
Acquisitions	—	—	(17.6)	(51.6)	—	(69.2)
MTA franchise rights	—	—	(0.9)	—	—	(0.9)
Proceeds from dispositions	—	—	5.5	0.1	—	5.6
Net cash flow used for investing activities	—	—	(76.6)	(58.7)	—	(135.3)
Financing activities:
Proceeds from long-term debt borrowings	—	8.3	—	—	—	8.3
Proceeds from borrowings under short-term debt facilities	—	90.0	—	160.0	—	250.0
Repayments of borrowings under short-term debt facilities	—	(90.0)	—	(80.0)	—	(170.0)
Payments of deferred financing costs	—	(8.0)	—	(0.5)	—	(8.5)
Proceeds from stock option exercises	1.2	—	—	—	—	1.2
Earnout payment related to prior acquisition	—	—	(2.0)	—	—	(2.0)
Taxes withheld for stock-based compensation	—	—	(8.5)	—	—	(8.5)
Dividends	(200.4)	—	—	(1.4)	—	(201.8)
Intercompany	200.9	107.0	(274.3)	(33.6)	—	—
Other	—	—	(0.2)	—	—	(0.2)
Net cash flow provided by (used for) financing activities	1.7	107.3	(285.0)	44.5	—	(131.5)
Effect of exchange rate on cash, cash equivalents and restricted cash	—	—	—	0.6	—	0.6
Net increase (decrease) in cash, cash equivalents and restricted cash	—	(1.2)	(32.1)	16.4	—	(16.9)
Cash, cash equivalents and restricted cash at beginning of period	—	11.4	35.8	18.0	—	65.2
Cash, cash equivalents and restricted cash at end of period	$—	$10.2	$3.7	$34.4	$—	$48.3

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements (Continued)

Note 22. Quarterly Financial Data (Unaudited)

Our revenues and profits experience seasonality due to seasonal advertising patterns and influences on advertising markets. Typically, our revenues and profits are highest in the fourth quarter, during the holiday shopping season, and lowest in the first quarter, as advertisers adjust their spending following the holiday shopping season.

	2019
(in millions)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
Revenues:
U.S. Media	$338.4	$419.6	$422.7	$448.0	$1,628.7
Other	33.3	40.3	39.8	40.1	153.5
Total revenues	$371.7	$459.9	$462.5	$488.1	$1,782.2
Adjusted OIBDA:
U.S. Media	$94.6	$145.8	$147.3	$158.6	$546.3
Other	1.2	8.8	4.3	7.8	22.1
Corporate	(9.0)	(11.0)	(11.3)	(14.7)	(46.0)
Total Adjusted OIBDA	86.8	143.6	140.3	151.7	522.4
Restructuring charges	(0.3)	—	—	—	(0.3)
Net gain (loss) on dispositions	1.5	(0.4)	1.9	0.8	3.8
Depreciation	(21.1)	(21.4)	(22.4)	(22.4)	(87.3)
Amortization	(24.7)	(27.6)	(28.7)	(26.2)	(107.2)
Stock-based compensation	(5.3)	(5.5)	(5.6)	(5.9)	(22.3)
Total operating income	$36.9	$88.7	$85.5	$98.0	$309.1
Operating income (loss):
U.S. Media	$55.5	$101.9	$103.1	$115.8	$376.3
Other	(4.0)	3.3	(0.7)	2.8	1.4
Corporate	(14.6)	(16.5)	(16.9)	(20.6)	(68.6)
Total operating income	$36.9	$88.7	$85.5	$98.0	$309.1
Net income attributable to OUTFRONT Media Inc.	$6.1	$50.3	$38.7	$45.0	$140.1
Net income attributable to OUTFRONT Media Inc. per common share:
Basic	$0.04	$0.35	$0.27	$0.31	$0.97
Diluted	$0.04	$0.35	$0.27	$0.31	$0.97

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements (Continued)

	2018
(in millions)	First Quarter	Second Quarter		Third Quarter	Fourth Quarter	Total Year
Revenues:
U.S. Media	$309.9	$367.2		$379.7	$410.0	$1,466.8
Other	28.0	34.5		34.5	42.4	139.4
Total revenues	$337.9	$401.7		$414.2	$452.4	$1,606.2
Adjusted OIBDA:
U.S. Media	$88.9	$131.2		$136.2	$143.9	$500.2
Other	(0.8)	4.2		4.2	9.7	17.3
Corporate	(6.9)	(10.2)		(11.1)	(9.8)	(38.0)
Total Adjusted OIBDA	81.2	125.2		129.3	143.8	479.5
Restructuring charges	(1.1)	(0.2)		(0.1)	(0.7)	(2.1)
Net gain on dispositions	0.2	2.7		1.3	1.3	5.5
Impairment charge	—	(42.9)	(a)	—	—	(42.9)
Depreciation	(21.1)	(21.3)		(21.0)	(22.5)	(85.9)
Amortization	(22.5)	(25.0)		(25.8)	(25.8)	(99.1)
Stock-based compensation	(5.0)	(5.6)		(4.8)	(4.8)	(20.2)
Total operating income	$31.7	$32.9		$78.9	$91.3	$234.8
Operating income (loss):
U.S. Media	$50.6	$93.8		$96.0	$102.4	$342.8
Other	(7.0)	(45.1)		(1.2)	3.9	(49.4)
Corporate	(11.9)	(15.8)		(15.9)	(15.0)	(58.6)
Total operating income	$31.7	$32.9		$78.9	$91.3	$234.8
Net income (loss) attributable to OUTFRONT Media Inc.	$9.1	$(5.2)		$46.8	$57.2	$107.9
Net income (loss) attributable to OUTFRONT Media Inc. per common share:
Basic	$0.06	$(0.04)		$0.33	$0.40	$0.76
Diluted	$0.06	$(0.04)		$0.33	$0.40	$0.75

(a)
As a result of an impairment analysis performed during the second quarter of 2018, we determined that the carrying value of our Canadian reporting unit exceeded its fair value and we recorded an impairment charge of $42.9 million on the Consolidated Statement of Operations. See Note 6. Goodwill and Other Intangible Assets: Goodwill to the Consolidated Financial Statements.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our management has concluded that our internal control over financial reporting was effective as of December 31, 2019 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The effectiveness of our internal control over financial reporting as of December 31, 2019 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in “Item 8. Financial Statements and Supplementary Data.”

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

All additional information required by this item is incorporated by reference to our Proxy Statement for the 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2019.

Item 11. Executive Compensation.

The information required by this item is incorporated by reference to our Proxy Statement for the 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2019.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated by reference to our Proxy Statement for the 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2019.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated by reference to our Proxy Statement for the 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2019.

Item 14. Principal Accounting Fees and Services.

The information required by this item is incorporated by reference to our Proxy Statement for the 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2019.

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

Page No.
Schedule II - Valuation and Qualifying Accounts for the years ended December 31, 2019, 2018 and 2017.	111
Schedule III - Schedule of Real Estate and Accumulated Depreciation as of December 31, 2019	112

OUTFRONT Media Inc.
Schedule II—Valuation and Qualifying Accounts
(in millions)

Col. A	Col. B	Col. C			Col. D	Col. E
Description	Balance at Beginning of Period	Balance Acquired through Acquisitions	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
Allowance for doubtful accounts:
Year ended December 31, 2019	$10.7	$—	$5.3	$0.1	$4.0	$12.1
Year ended December 31, 2018	11.5	—	1.9	(0.1)	2.6	10.7
Year ended December 31, 2017	9.2	—	4.4	0.1	2.2	11.5
Valuation allowance on deferred tax assets:
Year ended December 31, 2019	$—	$—	$0.4	$—	$—	$0.4
Year ended December 31, 2018	—	—	—	—	—	—
Year ended December 31, 2017	—	—	—	—	—	—

OUTFRONT Media Inc.
SCHEDULE III – Schedule of Real Estate and
Accumulated Depreciation
as of December 31, 2019
(in millions)

		Initial Cost		Cost Capitalized Subsequent to Acquisition	Gross Carrying Amount at December 31, 2019 (3)
Description (1)	Encumbrances	Land	Structures and Improvements		Land	Structures and Improvements	Total	Accumulated Depreciation	Construction Date	Acquisition Date	Useful Lives
Structures added prior to January 1, 2014
United States - 39,618 displays	—	(2)	(2)	(2)	$81.1	$1,405.7	1,486.8	$(1,113.2)	Various	Various	5 to 20 years
Canada - 4,808 displays	—	(2)	(2)	(2)	2.2	284.7	286.9	(271.5)	Various	Various	5 to 20 years
					$83.3	$1,690.4	$1,773.7	$(1,384.7)
Structures added subsequent to January 1, 2014
United States - 2,039 displays		$15.5	$165.4	$(11.8)	$15.5	$153.6	$169.1	$(7.7)	Various	Various	5 to 20 years
Canada - 258 displays		—	22.1	—	—	22.1	22.1	(1.6)	Various	Various	5 to 20 years
		$15.5	$187.5	$(11.8)	$15.5	$175.7	$191.2	$(9.3)
Total
United States - 41,657 displays					$96.6	$1,559.3	$1,655.9	$(1,120.9)	Various	Various	5 to 20 years
Canada - 5,066 displays					2.2	306.8	309.0	(273.1)	Various	Various	5 to 20 years
					$98.8	$1,866.1	$1,964.9	$(1,394.0)
______________________

(1)	No single asset exceeded 5% of the total gross carrying amount as of December 31, 2019.

(2)	This information is omitted as it would be impracticable to compile on a site-by-site basis.

(3)	Includes sites under construction.

The following table summarizes the activity for the Company’s real estate assets, which consist of advertising displays, and the related accumulated depreciation.

	2019	2018	2017
Gross real estate assets:
Balance at the beginning of the year	$1,886.9	$1,845.2	$1,787.3
New Investments	25.0	27.2	22.0
Redevelopments	35.6	29.0	23.4
Recurring capital expenditures	10.2	12.8	13.0
Land acquisitions	2.1	3.5	4.6
Additions for construction of / improvements to structures	72.9	72.5	63.0
Assets sold or written-off	(9.4)	(2.9)	(28.9)
Foreign exchange	14.5	(27.9)	23.8
Balance at the end of the year	$1,964.9	$1,886.9	$1,845.2
Accumulated depreciation:
Balance at the beginning of the year	$1,323.2	$1,280.7	$1,208.5
Depreciation	66.0	69.1	76.2
Assets sold or written-off	(8.0)	(2.3)	(24.5)
Foreign exchange	12.8	(24.3)	20.5
Balance at the end of the year	$1,394.0	$1,323.2	$1,280.7

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

4.3
Indenture, dated as of November 18, 2019, by and among Outfront Media Capital LLC, Outfront Media Capital Corporation, the guarantors named therein and Deutsche Bank Trust Company Americas (including the Form of Senior Notes) (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-36367), filed on November 18, 2019).

4.4
Third Supplemental Indenture, dated as of March 30, 2015, by and among Outfront Media Capital LLC, Outfront Media Capital Corporation, the guarantors named therein and Deutsche Bank Trust Company Americas (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-36367), filed on March 30, 2015).

4.5	Description of OUTFRONT Media Inc. Common Stock.

10.1
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

10.4
Amendment No. 2 to Credit Agreement and Amendment No. 1 to Security Agreement, dated as of March 16, 2017, by and among Outfront Media Capital LLC, Outfront Media Capital Corporation, the guarantors party thereto, Morgan Stanley Senior Funding, Inc. and the other lenders party thereto from time to time, to Credit Agreement and to Security Agreement, each dated as of January 31, 2014, as amended (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-36367), filed on March 20, 2017).

10.5
Amendment No. 4 to Credit Agreement, dated as of November 17, 2017, by and among Outfront Media Capital LLC, Outfront Media Capital Corporation, the guarantors party thereto, Morgan Stanley Senior Funding, Inc. and the other lenders party thereto from time to time, to Credit Agreement, dated as of January 31, 2014, as amended, (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-36367), filed on November 20, 2017).

10.6
Amendment No. 5 to Credit Agreement and Amendment No. 2 to Security Agreement, dated as of November 18, 2019, by and among Outfront Media Capital LLC, Outfront Media Capital Corporation, the guarantors party thereto, Morgan Stanley Senior Funding, Inc. and the other lenders party thereto from time to time, to Credit Agreement and to Security Agreement, each dated as of January 31, 2014, as amended (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-36367), filed on November 18, 2019).

10.7
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

10.8
Amended and Restated QRS Purchase and Sale Agreement, dated as of July 19, 2019, between Outfront Media LLC and Outfront Media Receivables LLC (including the Form of Subordinated Note) (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-36367), filed on July 23, 2019).

10.9
Amended and Restated Performance Guaranty, dated as of July 19, 2019, between OUTFRONT Media Inc. and MUFG Bank, Ltd. (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-36367), filed on July 23, 2019).

10.10
TRS Purchase and Sale Agreement, dated as of July 19, 2019, by and among Outfront Media LLC, Outfront Media Receivables TRS, LLC and the originators party thereto (including the Form of Subordinated Note) (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 001-36367), filed on July 23, 2019).

10.11
Amended and Restated Master Framework Agreement, dated as of July 19, 2019, by and among Outfront Media LLC, Outfront Media Outernet Inc., MUFG Bank, Ltd. and the originators party thereto (incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K (File No. 001-36367), filed on July 23, 2019).

10.12
Master Repurchase Agreement, dated as of July 19, 2019, between Outfront Media Outernet Inc. and MUFG Bank, Ltd. (incorporated herein by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K (File No. 001-36367), filed on July 23, 2019).

10.13
Master Repurchase Agreement, dated as of September 6, 2018, between Outfront Media LLC and MUFG Bank, Ltd. (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 001-36367), filed on September 7, 2018).

10.14
Amended and Restated Guaranty, dated as of July 19, 2019, between OUTFRONT Media Inc. and MUFG Bank, Ltd. (incorporated herein by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K (File No. 001-36367), filed on July 23, 2019).

10.15
OUTFRONT Media Inc. Amended and Restated Omnibus Stock Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-36367), filed on June 10, 2019).*

10.16
OUTFRONT Media Inc. Amended and Restated Executive Bonus Plan (incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2015, File No. 001-36367).*

10.17	OUTFRONT Media Excess 401(k) Plan (incorporated herein by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-11 (File No. 333-189643), filed on February 18, 2014).*

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

10.21
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

10.28
Employment Agreement with Nancy Tostanoski, dated as of May 5, 2017 (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2017, File No. 001-36367).*

10.29
Employment Agreement with Andrew R. Sriubas, dated as of July 28, 2017 (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2017, File No. 001-36367).*

10.30
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

10.32
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

_______________________

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
Date: February 26, 2020

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

Signature	Title	Date

/s/ Jeremy J. Male	Chairman and Chief Executive Officer	February 26, 2020
Jeremy J. Male	(Principal Executive Officer)

/s/ Matthew Siegel	Executive Vice President and Chief Financial Officer	February 26, 2020
Matthew Siegel	(Principal Financial Officer)

/s/ George Wood	Senior Vice President and Controller	February 26, 2020
George Wood	(Principal Accounting Officer)

/s/ Nicolas Brien	Director	February 26, 2020
Nicolas Brien

/s/ Angela Courtin	Director	February 26, 2020
Angela Courtin

/s/ Manuel A. Diaz	Director	February 26, 2020
Manuel A. Diaz

/s/ Peter Mathes	Director	February 26, 2020
Peter Mathes

/s/ Susan M. Tolson	Director	February 26, 2020
Susan M. Tolson

/s/ Joseph H. Wender	Director	February 26, 2020
Joseph H. Wender