Form 10-Q
period 2020-03-31
OUTFRONT Media Inc.
filed 2020-05-08
CIK 1579877

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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

As of May 7, 2020, the number of shares outstanding of the registrant’s common stock was 144,353,509.

OUTFRONT MEDIA INC.
QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2020

PART 1

Item 1.    Financial Statements.

OUTFRONT Media Inc.
Consolidated Statements of Financial Position
(Unaudited)

	As of
(in millions)	March 31, 2020	December 31, 2019
Assets:
Current assets:
Cash and cash equivalents	$487.8	$59.1
Restricted cash	1.8	1.8
Receivables, less allowance ($19.9 in 2020 and $12.1 in 2019)	260.8	290.0
Prepaid lease and franchise costs	8.5	8.6
Prepaid MTA equipment deployment costs (Notes 5 and 18)	0.9	55.4
Other prepaid expenses	15.3	15.8
Other current assets	7.6	5.1
Total current assets	782.7	435.8
Property and equipment, net (Note 4)	665.8	666.2
Goodwill	2,081.3	2,083.1
Intangible assets (Note 5)	562.7	550.9
Operating lease assets (Note 6)	1,470.9	1,457.0
Prepaid MTA equipment deployment costs (Notes 5 and 18)	188.8	116.1
Other assets	52.1	73.2
Total assets	$5,804.3	$5,382.3

Liabilities:
Current liabilities:
Accounts payable	$70.8	$67.9
Accrued compensation	25.5	56.1
Accrued interest	17.7	26.4
Accrued lease and franchise costs	49.2	55.3
Other accrued expenses	33.2	34.2
Deferred revenues	40.0	29.0
Short-term debt (Note 9)	210.0	195.0
Short-term operating lease liabilities (Note 6)	180.8	168.3
Other current liabilities	15.4	17.8
Total current liabilities	642.6	650.0
Long-term debt, net (Note 9)	2,718.0	2,222.1
Deferred income tax liabilities, net	15.5	18.0
Asset retirement obligation (Note 7)	34.8	35.1
Operating lease liabilities (Note 6)	1,287.4	1,285.1
Other liabilities	49.0	45.6
Total liabilities	4,747.3	4,255.9

Commitments and contingencies (Note 18)

Stockholders’ equity (Note 10):
Common stock (2020 - 450.0 shares authorized, and 144.4 shares issued
and outstanding; 2019 - 450.0 shares authorized, and 143.6 issued and outstanding)	1.4	1.4
Additional paid-in capital	2,072.8	2,074.7
Distribution in excess of earnings	(1,013.8)	(964.6)
Accumulated other comprehensive loss	(31.8)	(17.7)
Total stockholders’ equity	1,028.6	1,093.8
Non-controlling interests	28.4	32.6
Total equity	1,057.0	1,126.4
Total liabilities and equity	$5,804.3	$5,382.3
See accompanying notes to unaudited consolidated financial statements.

OUTFRONT Media Inc.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended
	March 31,
(in millions, except per share amounts)	2020	2019
Revenues:
Billboard	$270.9	$251.0
Transit and other	114.4	120.7
Total revenues	385.3	371.7
Expenses:
Operating	224.8	216.9
Selling, general and administrative	79.5	73.3
Restructuring charges	—	0.3
Net gain on dispositions	(0.1)	(1.5)
Depreciation	21.0	21.1
Amortization	26.3	24.7
Total expenses	351.5	334.8
Operating income	33.8	36.9
Interest expense, net	(29.8)	(32.7)
Other income, net	0.2	0.1
Income before benefit for income taxes and equity in earnings of investee companies	4.2	4.3
Benefit for income taxes	1.7	1.0
Equity in earnings of investee companies, net of tax	0.4	0.8
Net income before allocation to non-controlling interests	6.3	6.1
Net income attributable to non-controlling interests	0.2	—
Net income attributable to OUTFRONT Media Inc.	$6.1	$6.1

Net income per common share:
Basic	$0.04	$0.04
Diluted	$0.04	$0.04

Weighted average shares outstanding:
Basic	143.9	140.7
Diluted	144.7	141.1
See accompanying notes to unaudited consolidated financial statements.

OUTFRONT Media Inc.
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended
	March 31,
(in millions)	2020	2019
Net income before allocation to non-controlling interests	$6.3	$6.1
Net income attributable to non-controlling interests	0.2	—
Net income attributable to OUTFRONT Media Inc.	6.1	6.1
Other comprehensive income (loss), net of tax:
Cumulative translation adjustments	(10.5)	2.6
Net actuarial gain	0.7	—
Change in fair value of interest rate swap agreements	(4.3)	(0.8)
Total other comprehensive income (loss), net of tax	(14.1)	1.8
Total comprehensive income (loss)	$(8.0)	$7.9
See accompanying notes to unaudited consolidated financial statements.

OUTFRONT Media Inc.
Consolidated Statements of Equity
(Unaudited)

(in millions, except per share amounts)	Shares of Common Stock	Common Stock ($0.01 per share par value)	Additional Paid-In Capital	Distribution in Excess of Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Non-Controlling Interests	Total Equity
Balance as of December 31, 2018	140.2	$1.4	$1,995.0	$(871.6)	$(22.0)	$1,102.8	$42.5	$1,145.3
Cumulative effect of a new accounting standard	—	—	—	(24.8)	—	(24.8)	—	(24.8)
Net income	—	—	—	6.1	—	6.1	—	6.1
Other comprehensive loss	—	—	—	—	1.8	1.8	—	1.8
Stock-based payments:
Vested	0.9	—	—	—	—	—	—	—
Amortization	—	—	5.3	—	—	5.3	—	5.3
Shares paid for tax withholding for stock-based payments	(0.4)	—	(7.7)	—	—	(7.7)	—	(7.7)
Class A equity interest redemptions	0.1	—	2.8	—	—	2.8	(2.8)	—
Shares issued under the ATM Program	0.8	—	16.5	—	—	16.5	—	16.5
Dividends ($0.36 per share)	—	—	—	(51.6)	—	(51.6)	—	(51.6)
Other	—	—	0.1	—	—	0.1	0.9	1.0
Balance as of March 31, 2019	141.6	$1.4	$2,012.0	$(941.9)	$(20.2)	$1,051.3	$40.6	$1,091.9

Balance as of December 31, 2019	143.6	$1.4	$2,074.7	$(964.6)	$(17.7)	$1,093.8	$32.6	$1,126.4
Net income	—	—	—	6.1	—	6.1	0.2	6.3
Other comprehensive income	—	—	—	—	(14.1)	(14.1)	—	(14.1)
Stock-based payments:
Vested	1.0	—	—	—	—	—	—	—
Amortization	—	—	5.8	—	—	5.8	—	5.8
Shares paid for tax withholding for stock-based payments	(0.4)	—	(12.1)	—	—	(12.1)	—	(12.1)
Class A equity interest redemptions	0.2	—	4.4	—	—	4.4	(4.4)	—
Dividends ($0.38 per share)	—	—	—	(55.3)	—	(55.3)	—	(55.3)
Balance as of March 31, 2020	144.4	$1.4	$2,072.8	$(1,013.8)	$(31.8)	$1,028.6	$28.4	$1,057.0
See accompanying notes to unaudited consolidated financial statements.

OUTFRONT Media Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31,
(in millions)	2020	2019
Operating activities:
Net income attributable to OUTFRONT Media Inc.	$6.1	$6.1
Adjustments to reconcile net income to net cash flow provided by operating activities:
Net income attributable to non-controlling interests	0.2	—
Depreciation and amortization	47.3	45.8
Deferred tax benefit	(1.8)	(0.1)
Stock-based compensation	5.8	5.3
Provision for doubtful accounts	8.1	1.0
Accretion expense	0.6	0.6
Net gain on dispositions	(0.1)	(1.5)
Equity in earnings of investee companies, net of tax	(0.4)	(0.8)
Distributions from investee companies	1.2	0.7
Amortization of deferred financing costs and debt discount and premium	1.3	1.4
Cash paid for direct lease acquisition costs	(14.9)	(14.0)
Change in assets and liabilities, net of investing and financing activities:
Decrease in receivables	19.7	35.1
Increase in prepaid MTA equipment deployment costs	(18.2)	(22.7)
Increase in prepaid expenses and other current assets	(2.8)	(3.2)
Decrease in accounts payable and accrued expenses	(42.4)	(24.3)
Increase in operating lease assets and liabilities	1.3	6.3
Increase in deferred revenues	11.1	7.5
Decrease in income taxes	(0.7)	(1.7)
Other, net	(6.5)	(0.1)
Net cash flow provided by operating activities	14.9	41.4

Investing activities:
Capital expenditures	(18.2)	(18.1)
Acquisitions	(6.6)	(7.5)
MTA franchise rights	(2.8)	(5.4)
Net proceeds from dispositions	0.3	2.2
Return of investment in investee companies	0.6	0.1
Net cash flow used for investing activities	(26.7)	(28.7)

Financing activities:
Proceeds from long-term debt borrowings	495.0	35.0
Proceeds from borrowings under short-term debt facilities	15.0	15.0
Repayments of borrowings under short-term debt facilities	—	(20.0)
Payments of deferred financing costs	(0.4)	—
Proceeds from shares issued under the ATM Program	—	16.6
Taxes withheld for stock-based compensation	(11.8)	(7.6)
Dividends	(55.6)	(51.8)
Net cash flow provided by (used for) financing activities	442.2	(12.8)

OUTFRONT Media Inc.
Consolidated Statements of Cash Flows (Continued)
(Unaudited)

	Three Months Ended
	March 31,
(in millions)	2020	2019
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1.7)	0.1
Net increase in cash, cash equivalents and restricted cash	428.7	—
Cash, cash equivalents and restricted cash at beginning of period	60.9	54.1
Cash, cash equivalents and restricted cash at end of period	$489.6	$54.1

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$0.8	$0.8
Cash paid for interest	37.5	24.5

Non-cash investing and financing activities:
Accrued purchases of property and equipment	$9.7	$9.4
Accrued MTA franchise rights	5.0	1.8
Taxes withheld for stock-based compensation	0.2	0.1
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

Basis of Presentation and Use of Estimates

The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules of the Securities and Exchange Commission (the “SEC”). In the opinion of our management, the accompanying unaudited consolidated financial statements reflect all adjustments, consisting of normal and recurring adjustments, necessary for a fair statement of our financial position, results of operations and cash flows for the periods presented. Certain reclassifications of prior year’s data have been made to conform to the current period’s presentation. These financial statements should be read in conjunction with the more detailed financial statements and notes thereto, included in our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on February 26, 2020.

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities as of the date of the financial statements, and the reported amount of revenues and expenses during the reporting period. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, including the impact of extraordinary events such as the novel coronavirus (COVID-19) pandemic, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions or conditions, including the severity and duration of the COVID-19 pandemic.

The COVID-19 pandemic and the related preventative measures taken to help curb the spread, have had, and may continue to have, a significant impact on the global economy and our business. In order to preserve financial flexibility and increase liquidity in light of the current uncertainty in the global economy and our business resulting from the COVID-19 pandemic, we undertook the following actions, among others: borrowed nearly all of the remaining available amount under the Revolving Credit Facility (as defined below) and amended the Credit Agreement (as defined below) to modify the calculation of the Company’s financial maintenance covenant ratio (see Note 9. Debt to the Consolidated Financial Statements), completed the Private Placement (as defined below) (see Note 20. Subsequent Event to the Consolidated Financial Statements) and reduced or deferred capital expenditures and expenses through cost savings initiatives. Given the uncertainty around the severity and duration of the COVID-19 pandemic and the measures taken, or may be taken, in response to the COVID-19 pandemic, the Company cannot reasonably estimate the full impact of the COVID-19 pandemic on our business, financial condition and results of operations at this time, which may be material.

Note 2. New Accounting Standards

Adoption of New Accounting Standards

In the first quarter of 2020, we adopted the Financial Accounting Standards Board’s (the “FASB’s”) guidance for evaluating and determining when a cloud computing arrangement (hosting arrangement) includes a software license. The adoption of this guidance did not have a material effect on our consolidated financial statements.

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)

In the first quarter of 2020, we adopted the FASB’s guidance which requires a reporting entity to estimate credit losses on certain types of financial instruments, and present assets held at amortized cost and available-for-sale debt securities at the amount expected to be collected. The application of this guidance was limited to our receivables that are not related to rental income, which is accounted for under the lease accounting standard. The provision for doubtful accounts is estimated based on historical bad debt experience, the aging of accounts receivable, industry trends and economic indicators, recent payment history for specific customers and expected future trends.

We have recorded a Provision for doubtful accounts of $8.1 million for all receivables during the first quarter of 2020, which includes an impact from the COVID-19 pandemic on future collections.

Recent Pronouncements

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

Note 3. Restricted Cash

We have an escrow agreement in connection with one of our transit franchise contracts, which requires us to deposit funds into an escrow account to fund capital expenditures over the term of the transit franchise contract. As of March 31, 2020, we have $1.8 million of restricted cash deposited in the escrow account.

	As of
(in millions)	March 31, 2020	March 31, 2019	December 31, 2019
Cash and cash equivalents	$487.8	$52.7	$59.1
Restricted cash	1.8	1.4	1.8
Cash, cash equivalents and restricted cash	$489.6	$54.1	$60.9

Note 4. Property and Equipment, Net

The table below presents the balances of major classes of assets and accumulated depreciation.

		As of
(in millions)	Estimated Useful Lives	March 31, 2020	December 31, 2019
Land		$98.6	$98.8
Buildings	20 to 40 years	48.7	50.4
Advertising structures	5 to 20 years	1,852.4	1,866.1
Furniture, equipment and other	3 to 10 years	157.9	153.1
Construction in progress		30.2	25.4
		2,187.8	2,193.8
Less: Accumulated depreciation		1,522.0	1,527.6
Property and equipment, net		$665.8	$666.2

Depreciation expense was $21.0 million in the three months ended March 31, 2020, and $21.1 million in the three months ended March 31, 2019.

Note 5. Long-Lived Assets

The assumptions and estimates used in our analyses below require significant judgment about future events, market conditions and financial performance. Given the uncertainty around the severity and duration of the COVID-19 pandemic and the

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)

measures taken, or may be taken, in response to the COVID-19 pandemic, actual results may differ materially from these assumptions and estimates, which may result in impairment charges of our long-lived assets in the future.

Goodwill

In the first quarter of 2020, we performed a qualitative assessment to determine if there has been a triggering event and impairment of goodwill as a result of the COVID-19 pandemic. As a result of the analysis performed, we determined that it was not “more likely than not” that the carrying value of any of our reporting units exceeded their fair value and no further evaluation of goodwill was necessary.

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

Our identifiable intangible assets consist of the following:

(in millions)	Gross	Accumulated Amortization	Net
As of March 31, 2020:
Permits and leasehold agreements	$1,175.1	$(744.8)	$430.3
Franchise agreements	501.5	(375.1)	126.4
Other intangible assets	46.9	(40.9)	6.0
Total intangible assets	$1,723.5	$(1,160.8)	$562.7

As of December 31, 2019:
Permits and leasehold agreements	$1,153.3	$(735.7)	$417.6
Franchise agreements	497.4	(371.1)	126.3
Other intangible assets	47.1	(40.1)	7.0
Total intangible assets	$1,697.8	$(1,146.9)	$550.9

All of our intangible assets, except goodwill, are subject to amortization. Amortization expense was $26.3 million in the three months ended March 31, 2020, and $24.7 million in the three months ended March 31, 2019, which includes the amortization of direct lease acquisition costs of $11.3 million in the three months ended March 31, 2020, and $10.3 million in the three months ended March 31, 2019. Direct lease acquisition costs are amortized on a straight-line basis over the related customer lease term, which generally ranges from four weeks to one year.

New York Metropolitan Transportation Authority (the “MTA”) Agreement

We have identified the COVID-19 pandemic as a trigger for an impairment review of our Prepaid MTA equipment deployment costs and related intangible assets. After updating our projections to reflect related declines in revenues in 2020 and delays in our anticipated deployment schedule as a result of the impact of the COVID-19 pandemic, among other things, no impairment was identified. However, since we may not recoup any costs in 2020, we have reclassified amounts previously included in current Prepaid MTA equipment deployment costs to non-current Prepaid MTA equipment deployment costs on the Consolidated Statement of Financial Position.

Note 6. Leases

Lessee

As of March 31, 2020, we have operating lease assets of $1.5 billion, short-term operating lease liabilities of $180.8 million and non-current operating lease liabilities of $1.3 billion. As of December 31, 2019, we had operating lease assets of $1.5 billion,

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)

short-term operating lease liabilities of $168.3 million and non-current operating lease liabilities of $1.3 billion. As of March 31, 2020, the weighted-average remaining lease term was 10.3 years and the weighted-average discount rate was 5.7%.

For the three months ended March 31, 2020, we recorded operating lease costs of $102.5 million in Operating expenses and $2.2 million in Selling, general and administrative expenses. For the three months ended March 31, 2020, these costs include $22.1 million of variable operating lease costs. For the three months ended March 31, 2019, we recorded operating lease costs of $94.4 million in Operating expenses and $2.1 million in Selling, general and administrative expenses. For the three months ended March 31, 2019, these costs include $19.5 million of variable operating lease costs. For both the three months ended March 31, 2020 and 2019, sublease income was immaterial.

For the three months ended March 31, 2020, cash paid for operating leases was $108.6 million and leased assets obtained in exchange for new operating lease liabilities was $77.2 million. For the three months ended March 31, 2019, cash paid for operating leases was $94.2 million and leased assets obtained in exchange for new operating lease liabilities was $147.6 million.

Lessor

We recorded rental income of $262.3 million for the three months ended March 31, 2020, and $242.0 million for the three months ended March 31, 2019, in Revenues on our Consolidated Statement of Operations.

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

(in millions)
As of December 31, 2019	$35.1
Accretion expense	0.6
Liabilities settled	(0.6)
Foreign currency translation adjustments	(0.3)
As of March 31, 2020	$34.8

Note 8. Related Party Transactions

We have a 50% ownership interest in two joint ventures that operate transit shelters in the greater Los Angeles area and Vancouver, and five joint ventures which currently operate a total of 11 billboard displays in New York and Boston. All of these joint ventures are accounted for as equity investments. These investments totaled $13.8 million as of March 31, 2020, and $15.4 million as of December 31, 2019, and are included in Other assets on the Consolidated Statements of Financial Position. We provided sales and management services to these joint ventures and recorded management fees in Revenues on the Consolidated Statement of Operations of $1.5 million in the three months ended March 31, 2020 and $1.7 million in the three months ended March 31, 2019.

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)

Note 9. Debt

Debt, net, consists of the following:

	As of
(in millions, except percentages)	March 31, 2020	December 31, 2019
Short-term debt:
AR Facility	$120.0	$105.0
Repurchase Facility	90.0	90.0
Total short-term debt	210.0	195.0

Long-term debt:
Revolving credit facility	495.0	—
Term loan, due 2026	597.5	597.5

Senior unsecured notes:
5.625% senior unsecured notes, due 2024	501.6	501.7
5.000% senior unsecured notes, due 2027	650.0	650.0
4.625% senior unsecured notes, due 2030	500.0	500.0
Total senior unsecured notes	1,651.6	1,651.7

Debt issuance costs	(26.1)	(27.1)
Total long-term debt, net	2,718.0	2,222.1

Total debt, net	$2,928.0	$2,417.1

Weighted average cost of debt	4.0%	4.5%

Term Loan

The interest rate on the term loan due in 2026 (the “Term Loan”) was 2.5% per annum as of March 31, 2020. As of March 31, 2020, a discount of $2.5 million on the Term Loan remains unamortized. The discount is being amortized through Interest expense, net, on the Consolidated Statement of Operations.

Revolving Credit Facility

We also have a $500.0 million revolving credit facility, which matures in 2024 (the “Revolving Credit Facility,” together with the Term Loan, the “Senior Credit Facilities”).

On March 25, 2020, we borrowed $470.0 million on our revolving credit facility, which represents nearly all of the remaining available amount under the Revolving Credit Facility. As of March 31, 2020, there were $495.0 million of outstanding borrowings under the Revolving Credit Facility, at a borrowing rate of approximately 2.7%.

The commitment fee based on the amount of unused commitments under the Revolving Credit Facility was $0.3 million in the three months ended March 31, 2020, and $0.4 million in the three months ended March 31, 2019. As of March 31, 2020, we had issued letters of credit totaling approximately $1.5 million against the letter of credit facility sublimit under the Revolving Credit Facility.

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)

Standalone Letter of Credit Facilities

As of March 31, 2020, we had issued letters of credit totaling approximately $71.0 million under our aggregate $78.0 million standalone letter of credit facilities. The total fees under the letter of credit facilities were immaterial in each of the three months ended March 31, 2020 and 2019.

Accounts Receivable Securitization Facilities

As of March 31, 2020, we have a $125.0 million revolving accounts receivable securitization facility (the “AR Facility”), which terminates in June 2022, unless further extended, and a 364-day uncommitted $90.0 million structured repurchase facility (the “Repurchase Facility” and together with the AR Facility, the “AR Securitization Facilities”), which terminates in June 2020, unless further extended.

In connection with the AR Securitization Facilities, Outfront Media LLC and Outfront Media Outernet Inc., each a wholly-owned subsidiary of the Company, and certain of the Company’s taxable REIT subsidiaries (“TRSs”) (the “Originators”), will sell and/or contribute their respective existing and future accounts receivable and certain related assets to either Outfront Media Receivables LLC, a special purpose vehicle and wholly-owned subsidiary of the Company relating to the Company’s qualified REIT subsidiary accounts receivable assets (the “QRS SPV”) or Outfront Media Receivables TRS, LLC a special purpose vehicle and wholly-owned subsidiary of the Company relating to the Company’s TRS accounts receivable assets (the “TRS SPV” and together with the QRS SPV, the “SPVs”). The SPVs will transfer undivided interests in their respective accounts receivable assets to certain purchasers from time to time (the “Purchasers”). The SPVs are separate legal entities with their own separate creditors who will be entitled to access the SPVs’ assets before the assets become available to the Company. Accordingly, the SPVs’ assets are not available to pay creditors of the Company or any of its subsidiaries, although collections from the receivables in excess of amounts required to repay the Purchasers and other creditors of the SPVs may be remitted to the Company. Outfront Media LLC will service the accounts receivables on behalf of the SPVs for a fee. The Company has agreed to guarantee the performance of the Originators and Outfront Media LLC, in its capacity as servicer, of their respective obligations under the agreements governing the AR Facility. Neither the Company, the Originators nor the SPVs guarantee the collectability of the receivables under the AR Facility. Further, the TRS SPV and the QRS SPV are jointly and severally liable for their respective obligations under the agreements governing the AR Facility.

In connection with the Repurchase Facility, the Originators may borrow funds collateralized by subordinated notes (the “Subordinated Notes”) issued by the SPVs in favor of their respective Originators and representing a portion of the outstanding balance of the accounts receivable assets sold by the Originators to the SPVs under the AR Facility. The Subordinated Notes will be transferred to MUFG Bank, Ltd. (“MUFG”), as repurchase buyer, on an uncommitted basis, and subject to repurchase by the applicable Originators on termination of the Repurchase Facility. The Originators have granted MUFG a security interest in the Subordinated Notes to secure their obligations under the agreements governing the Repurchase Facility, and the Company has agreed to guarantee the Originators’ obligations under the agreements governing the Repurchase Facility.

As of March 31, 2020, there were $120.0 million of outstanding borrowings under the AR Facility, at a borrowing rate of approximately 2.5%, and $90.0 million of outstanding borrowings under the Repurchase Facility, at a borrowing rate of approximately 2.0%. As of March 31, 2020, there was no borrowing capacity remaining under the AR Facility based on approximately $304.5 million of accounts receivable used as collateral for the AR Securitization Facilities, and there was no borrowing capacity remaining under the Repurchase Facility, in accordance with the agreements governing the AR Securitization Facilities. The commitment fee based on the amount of unused commitments under the AR Facility was immaterial for each of the three months ended March 31, 2020 and 2019.

On April 17, 2020, MUFG required us to reduce our borrowing capacity under the Repurchase Facility to $80.0 million and repay $10.0 million of borrowings under the Repurchase Facility as a result of MUFG reducing its uncommitted repurchase facility credit exposure to companies with a similar issuer credit rating as the Company. As of May 7, 2020, there were $118.0 million of outstanding borrowings under the AR Facility, at a borrowing rate of approximately 2.0%, and $80.0 million of outstanding borrowings under the Repurchase Facility, at a borrowing rate of approximately 2.5%.

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)

Senior Unsecured Notes

As of March 31, 2020, a premium of $1.6 million on $100.0 million aggregate principal amount of the 5.625% Senior Unsecured Notes due 2024, remains unamortized. The premium is being amortized through Interest expense, net, on the Consolidated Statement of Operations.

Debt Covenants

Our credit agreement, dated as of January 31, 2014 (as amended, supplemented or otherwise modified, the “Credit Agreement”), governing the Senior Credit Facilities, the agreements governing the AR Securitization Facilities, and the indentures governing our senior unsecured notes contain customary affirmative and negative covenants, subject to certain exceptions, including but not limited to those that limit the Company’s and our subsidiaries’ abilities to (i) pay dividends on, repurchase or make distributions in respect to the Company’s or its wholly-owned subsidiary, Outfront Media Capital LLC’s (“Finance LLC’s”) capital stock or make other restricted payments other than dividends or distributions necessary for us to maintain our REIT status, subject to certain conditions and exceptions, and (ii) enter into agreements restricting certain subsidiaries’ ability to pay dividends or make other intercompany or third-party transfers.

The terms of the Credit Agreement (and under certain circumstances, the agreements governing the AR Securitization Facilities) require that we maintain a Consolidated Net Secured Leverage Ratio, which is the ratio of (i) our consolidated secured debt (less up to $150.0 million of unrestricted cash) to (ii) our Consolidated EBITDA (as defined in the Credit Agreement) for the trailing four consecutive quarters, of no greater than 4.5 to 1.0. As of March 31, 2020, our Consolidated Net Secured Leverage Ratio was 2.0 to 1.0 in accordance with the Credit Agreement. The Credit Agreement also requires that, in connection with the incurrence of certain indebtedness, we maintain a Consolidated Total Leverage Ratio, which is the ratio of our consolidated total debt to our Consolidated EBITDA for the trailing four consecutive quarters, of no greater than 6.0 to 1.0. As of March 31, 2020, our Consolidated Total Leverage Ratio was 5.4 to 1.0 in accordance with the Credit Agreement. As of March 31, 2020, we are in compliance with our debt covenants.

On April 15, 2020, the Company, along with its wholly-owned subsidiaries, Finance LLC and Outfront Media Capital Corporation (together with Finance LLC, the “Borrowers”), and other guarantor subsidiaries party thereto, entered into an amendment (the “Amendment”) to the Credit Agreement. The Amendment provides that for the period from April 15, 2020 through September 30, 2021 (i) the Company’s Consolidated Net Secured Leverage Ratio shall be calculated by substituting the Company’s Consolidated EBITDA for each of the quarterly periods ended June 30, 2020 and September 30, 2020 included in any last twelve month compliance testing period, with the Company’s historical Consolidated EBITDA for each of the quarterly periods ended June 30, 2019 and September 30, 2019, respectively; and (ii) the Company will not make any Restricted Payments (as defined in the Credit Agreement) without the consent of the applicable lenders under the Credit Agreement, subject to certain exceptions such as payments necessary to maintain the Company’s REIT status, including any payments on any class of the Company’s capital stock that is required to be made prior to the payment of a dividend or distribution on the Company’s common stock and the Company’s existing payment obligations to holders of the Class A equity interests in Outfront Canada (as defined in Note 10. Equity to the Consolidated Financial Statements.

Deferred Financing Costs

As of March 31, 2020, we had deferred $30.7 million in fees and expenses associated with the Term Loan, Revolving Credit Facility, AR Securitization Facilities and our senior unsecured notes. We are amortizing the deferred fees through Interest expense, net, on our Consolidated Statement of Operations over the respective terms of the Term Loan, Revolving Credit Facility, AR Securitization Facilities and our senior unsecured notes.

Interest Rate Swap Agreements

We have several interest rate cash flow swap agreements to effectively convert a portion of our LIBOR-based variable rate debt to a fixed rate and hedge our interest rate risk related to such variable rate debt. The fair value of these swap positions was a net liability of approximately $8.9 million as of March 31, 2020, and $4.6 million as of December 31, 2019, and is included in Other liabilities on our Consolidated Statement of Financial Position.

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)

As of March 31, 2020, under the terms of the agreements, we will pay interest based on an aggregate notional amount of $200.0 million, under a weighted-average fixed interest rate of 2.7%, with a receive rate of one-month LIBOR and which mature at various dates until June 30, 2022. The one-month LIBOR rate was approximately 1.0% as of March 31, 2020.

Fair Value

Under the fair value hierarchy, observable inputs such as unadjusted quoted prices in active markets for identical assets or liabilities are defined as Level 1; observable inputs other than quoted prices included within Level 1 that are either directly or indirectly observable for the asset or liability are defined as Level 2; and unobservable inputs for the asset or liability are defined as Level 3. The aggregate fair value of our debt, which is estimated based on quoted market prices of similar liabilities, was approximately $2.8 billion as of March 31, 2020, and $2.5 billion as of December 31, 2019. The fair value of our debt as of both March 31, 2020, and December 31, 2019, is classified as Level 2. The aggregate fair value loss associated with our interest rate cash flow swap agreements was approximately $8.9 million as of March 31, 2020, and $4.6 million as of December 31, 2019. The aggregate fair value of our interest rate cash flow swap agreements as of both March 31, 2020 and December 31, 2019, is classified as Level 2.

Note 10. Equity

As of March 31, 2020, 450,000,000 shares of our common stock, par value $0.01 per share, were authorized; 144,353,374 shares were issued and outstanding; and 50,000,000 shares of our preferred stock, par value $0.01 per share, were authorized with no shares issued and outstanding.

In connection with the acquisition of outdoor advertising assets in Canada in June 2017, the Company issued 1,953,407 shares of Class A equity interests of a subsidiary of the Company that controls its Canadian business (“Outfront Canada”). The Class A equity interests are entitled to receive priority cash distributions from Outfront Canada at the same time and in the same per share amount as the dividends paid on shares of the Company’s common stock. The Class A equity interests may be redeemed by the holders in exchange for shares of the Company’s common stock on a one-for-one basis (subject to anti-dilution adjustments) or, at the Company’s option, cash equal to the then fair market value of the shares of the Company’s common stock. The Company is also subject to limitations on its ability to sell or otherwise dispose of the assets acquired in Canada until June 2022, unless it pays holders of the Class A equity interests in Outfront Canada an amount intended to approximate their resulting tax liability, plus a tax gross-up.

During the three months ended March 31, 2020, we made distributions of $0.4 million to holders of the Class A equity interests, which are recorded in Dividends on our Consolidated Statements of Equity and Consolidated Statements of Cash Flows. As of March 31, 2020, 1,026,727 Class A equity interests have been redeemed for shares of the Company’s common stock.

We have a sales agreement in connection with an “at-the-market” equity offering program (the “ATM Program”), under which we may, from time to time, issue and sell shares of our common stock up to an aggregate offering price of $300.0 million. We have no obligation to sell any of our common stock under the sales agreement and may at any time suspend solicitations and offers under the sales agreement. No shares were sold under the ATM Program during the three months ended March 31, 2020. As of March 31, 2020, we had approximately $232.5 million of capacity remaining under the ATM Program.

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)

Note 11. Revenues

The following table summarizes revenues by source:

	Three Months Ended
	March 31,
(in millions)	2020	2019
Billboard:
Static displays	$201.1	$194.3
Digital displays	60.4	47.0
Other	9.4	9.7
Billboard revenues	270.9	251.0
Transit:
Static displays	65.1	79.0
Digital displays	27.7	16.6
Other	7.4	8.8
Total transit revenues	100.2	104.4
Sports marketing and other	14.2	16.3
Transit and other revenues	114.4	120.7
Total revenues	$385.3	$371.7

Rental income was $262.3 million in the three months ended March 31, 2020, and $242.0 million in the three months ended March 31, 2019, and is recorded in Billboard revenues on the Consolidated Statement of Operations.

The following table summarizes revenues by geography:

	Three Months Ended
	March 31,
(in millions)	2020	2019
United States:
Billboard	$256.5	$236.2
Transit and other	98.2	102.2
Sports marketing and other	14.2	16.3
Total United States revenues	368.9	354.7
Canada	16.4	17.0
Total revenues	$385.3	$371.7

We recognized substantially all of the Deferred revenues on the Consolidated Statement of Financial Position as of December 31, 2019, during the three months ended March 31, 2020.

Note 12. Restructuring Charges

As of March 31, 2020, $0.4 million in restructuring reserves remain outstanding and is included in Other current liabilities on the Consolidated Statement of Financial Position. For the three months ended March 31, 2019, we recorded restructuring charges of $0.3 million associated with the elimination of a corporate management position.

In order to preserve financial flexibility, increase liquidity and reduce expenses in light of the current uncertainty in the global economy and our business as a result of the COVID-19 pandemic, on May 5, 2020, we announced a workforce reduction and notified approximately 70 employees of their termination and furloughed approximately 150 employees. We currently

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)

anticipate incurring severance-based restructuring charges of approximately $4.2 million, which will be recognized in the second quarter of 2020.

Note 13. Acquisitions

We completed several asset acquisitions for a total purchase price of approximately $6.6 million in the three months ended March 31, 2020, and $2.5 million in the three months ended March 31, 2019.

In the second quarter of 2018, we entered into an agreement to acquire 14 digital and seven static billboard displays in California for a total estimated purchase price of $35.4 million. As of March 31, 2020, we have completed this acquisition except with respect to four digital displays, which we expect to acquire in 2021 for an estimated purchase price of $9.2 million, subject to customary closing conditions and the timing of site development.

In the first quarter of 2019, we entered into an agreement to acquire eight digital billboard displays in Atlanta, Georgia, for an aggregate purchase price of $24.0 million. During 2019, we paid deposits totaling $19.0 million into an escrow account related to this transaction, which were included in Other assets on our Consolidated Statement of Financial Position as of December 31, 2019. We completed this transaction in the first quarter of 2020.

Note 14. Stock-Based Compensation

The following table summarizes our stock-based compensation expense for the three months ended March 31, 2020 and 2019.

	Three Months Ended
	March 31,
(in millions)	2020	2019
Stock-based compensation expenses (restricted share units (“RSUs”) and performance-based RSUs (“PRSUs”)), before income taxes	$5.8	$5.3
Tax benefit	(0.4)	(0.3)
Stock-based compensation expense, net of tax	$5.4	$5.0

As of March 31, 2020, total unrecognized compensation cost related to non-vested RSUs and PRSUs was $47.8 million, which is expected to be recognized over a weighted average period of 2.4 years.

RSUs and PRSUs

The following table summarizes activity for the three months ended March 31, 2020, of RSUs and PRSUs issued to our employees.

	Activity	Weighted Average Per Share Grant Date Fair Market Value
Non-vested as of December 31, 2019	2,024,768	$22.09
Granted:
RSUs	702,351	30.63
PRSUs	323,771	29.60
Vested:
RSUs	(594,541)	22.64
PRSUs	(293,852)	22.49
Forfeitures:
RSUs	(5,259)	23.18
Non-vested as of March 31, 2020	2,157,238	25.79

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)

Stock Options

The following table summarizes activity for the three months ended March 31, 2020, of stock options issued to our employees.

	Activity	Weighted Average Exercise Price
Outstanding as of December 31, 2019	126,528	$24.57
Exercised	(23,115)	16.43
Outstanding as of March 31, 2020	103,413	26.39

Exercisable as of March 31, 2020	103,413	26.39

As of March 31, 2020, all exercisable stock options issued to our employees were out-of-the-money based on the closing stock price of our common stock of $13.48.

Note 15. Retirement Benefits

The following table presents the components of net periodic pension cost and amounts recognized in other comprehensive income (loss) for our pension plans:

	Three Months Ended
	March 31,
(in millions)	2020	2019
Components of net periodic pension cost:
Service cost	$0.4	$0.5
Interest cost	0.7	0.5
Expected return on plan assets	(1.1)	(0.7)
Amortization of net actuarial losses(a)	0.3	0.2
Net periodic pension cost	$0.3	$0.5

(a)	Reflects amounts reclassified from accumulated other comprehensive income to net income.

In the three months ended March 31, 2020, we contributed $0.4 million to our pension plans. In 2020, we expect to contribute approximately $1.4 million to our pension plans.

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

In the three months ended March 31, 2020 and 2019, our effective tax rate differed from the U.S. federal statutory income tax rate primarily due to our REIT status, including the dividends paid deduction, the impact of state and local taxes, and the effect of foreign operations.

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)

Note 17. Earnings Per Share (“EPS”)

	Three Months Ended
	March 31,
(in millions)	2020	2019
Net income available for common stockholders	$6.1	$6.1
Less: Distributions to holders of Class A equity interests of a subsidiary	0.4	0.6
Net income available for common stockholders, basic and diluted	$5.7	$5.5

Weighted average shares for basic EPS	143.9	140.7
Dilutive potential shares from grants of RSUs, PRSUs and stock options(a)	0.8	0.4
Weighted average shares for diluted EPS	144.7	141.1

(a)
The potential impact of an aggregate 0.5 million granted RSUs, PRSUs and stock options in the three months ended March 31, 2020, and 0.1 million granted RSUs, PRSUs and stock options in the three months ended March 31, 2019, were antidilutive.

(b)
The potential impact of 1.1 million of Class A equity interests of Outfront Canada in the three months ended March 31, 2020, and 1.7 million of Class A equity interests of Outfront Canada in the three months ended March 31, 2019, was antidilutive. (See Note 10. Equity to the Consolidated Financial Statements.)

Note 18. Commitments and Contingencies

Off-Balance Sheet Arrangements

Our off-balance sheet commitments primarily consist of guaranteed minimum annual payments. These arrangements result from our normal course of business and represent obligations that are payable over several years.

Contractual Obligations

We have agreements with municipalities and transit operators that entitle us to operate advertising displays within their transit systems, including on the interior and exterior of rail and subway cars and buses, as well as on benches, transit shelters, street kiosks, and transit platforms. Under most of these franchise agreements, the franchisor is entitled to receive the greater of a percentage of the relevant revenues, net of agency fees, or a specified guaranteed minimum annual payment.

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

Under the MTA agreement, we are obligated to deploy, over a number of years, (i) 8,565 digital advertising screens on subway and train platforms and entrances, (ii) 37,716 smaller-format digital advertising screens on rolling stock, and (iii) 7,829 MTA communications displays, with such deployment amounts being subject to modification as agreed-upon by us and the MTA. In addition, we are obligated to pay to the MTA the greater of a percentage of revenues or a guaranteed minimum annual payment. Incremental revenues that exceed an annual base revenue amount will be retained by us for the cost of deploying advertising and communications displays throughout the transit system. As presented in the table below, MTA equipment deployment costs are being recorded as Prepaid MTA equipment deployment costs and Intangible assets on our Consolidated Statement of Financial Position, and as these costs are recouped from incremental revenues that the MTA would otherwise be entitled to receive, Prepaid MTA equipment deployment costs will be reduced. If incremental revenues generated over the term of the agreement are not sufficient to cover all or a portion of the equipment deployment costs, the costs will not be recouped, which could have an adverse effect on our business, financial condition and results of operation. As a result of the impact of the COVID-19 pandemic, we suspended our deployment of advertising and communications displays throughout the transit system at this time. In addition, we did not recoup any equipment deployment costs in the three months ended March 31, 2020, and may not recoup equipment deployment costs in 2020. We have identified the COVID-19 pandemic as a trigger for impairment review of our Prepaid MTA equipment deployment costs and related intangible assets, and after performing an analysis, no impairment was identified. (See Note 5. Long-Lived Assets: MTA Agreement to the Consolidated Financial Statements.) As of

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)

March 31, 2020, 5,253 digital displays had been installed, of which 676 installations occurred in the three months ended March 31, 2020.

(in millions)	Beginning Balance	Deployment Costs Incurred	Recoupment	Amortization	Ending Balance
Three months ended March 31, 2020:
Prepaid MTA equipment deployment costs	$171.5	$18.2	$—	$—	$189.7
Intangible assets (franchise agreements)	38.3	3.8	—	(1.3)	40.8
Total	$209.8	$22.0	$—	$(1.3)	$230.5

Year ended December 31, 2019:
Prepaid MTA equipment deployment costs	$79.5	$124.2	$(32.2)	$—	$171.5
Intangible assets (franchise agreements)	14.8	26.6	—	(3.1)	38.3
Total	$94.3	$150.8	$(32.2)	$(3.1)	$209.8

Letters of Credit

We have indemnification obligations with respect to letters of credit and surety bonds primarily used as security against non-performance in the normal course of business. As of March 31, 2020, the outstanding letters of credit were approximately $72.5 million and outstanding surety bonds were approximately $162.1 million, and were not recorded on the Consolidated Statements of Financial Position.

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

The following tables set forth our financial performance by segment.

	Three Months Ended
	March 31,
(in millions)	2020	2019
Revenues:
U.S. Media	$354.7	$338.4
Other	30.6	33.3
Total revenues	$385.3	$371.7

We present Operating income before Depreciation, Amortization, Net gain on dispositions, Stock-based compensation and Restructuring charges (“Adjusted OIBDA”) as the primary measure of profit and loss for our operating segments.

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)

	Three Months Ended
	March 31,
(in millions)	2020	2019
Net income before allocation to non-controlling interests	$6.3	$6.1
Benefit for income taxes	(1.7)	(1.0)
Equity in earnings of investee companies, net of tax	(0.4)	(0.8)
Interest expense, net	29.8	32.7
Other income, net	(0.2)	(0.1)
Operating income	33.8	36.9
Restructuring charges	—	0.3
Net gain on dispositions	(0.1)	(1.5)
Depreciation and amortization	47.3	45.8
Stock-based compensation	5.8	5.3
Total Adjusted OIBDA	$86.8	$86.8

Adjusted OIBDA:
U.S. Media	$90.8	$94.6
Other	0.5	1.2
Corporate	(4.5)	(9.0)
Total Adjusted OIBDA	$86.8	$86.8

	Three Months Ended
	March 31,
(in millions)	2020	2019
Operating income (loss):
U.S. Media	$47.4	$55.5
Other	(3.3)	(4.0)
Corporate	(10.3)	(14.6)
Total operating income	$33.8	$36.9

Net gain on dispositions:
U.S. Media	$(0.1)	$(1.5)
Total gain on dispositions	$(0.1)	$(1.5)

Depreciation and amortization:
U.S. Media	$43.5	$40.6
Other	3.8	5.2
Total depreciation and amortization	$47.3	$45.8

Capital expenditures:
U.S. Media	$17.3	$17.3
Other	0.9	0.8
Total capital expenditures	$18.2	$18.1

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)

	As of
(in millions)	March 31, 2020	December 31, 2019
Assets:
U.S. Media	$5,114.6	$5,077.1
Other	255.6	284.0
Corporate	434.1	21.2
Total assets	$5,804.3	$5,382.3

Note 20. Subsequent Event

On April 20 2020 (the “Closing Date”), the Company issued and sold an aggregate of 400,000 shares of the Company’s newly created Series A Convertible Perpetual Preferred Stock, par value $0.01 per share (the “Series A Preferred Stock”) at a purchase price of $1,000 per share, for an aggregate purchase price of $400.0 million (the “Private Placement”) to certain affiliates of Providence Equity Partners LLC (collectively, the “Providence Purchasers”) and ASOF Holdings L.L.P. and Ares Capital Corporation (collectively, the “Ares Purchasers” and, together with the Providence Purchasers, the “Purchasers”).

The Series A Preferred Stock ranks senior to the shares of the Company’s common stock, par value $0.01 per share, with respect to dividend and distribution rights. Holders of the Series A Preferred Stock are entitled to a cumulative dividend accruing at the initial rate of 7.0% per year, payable quarterly in arrears. The dividend rate will increase by an additional 0.75% annually following the eighth anniversary of the Closing Date and is subject to increases under certain other circumstances as set forth in the Articles Supplementary, effective as of April 20, 2020 (the “Articles”). Dividends may, at the option of the Company, be paid in cash, in-kind, through the issuance of additional shares of Series A Preferred Stock or a combination of cash and in-kind, until the eighth anniversary of the Closing Date, after which time dividends will be payable solely in cash. So long as any shares of Series A Preferred Stock remain outstanding, the Company may not declare a dividend on, or make any distributions relating to, capital stock that ranks junior to, or on a parity basis with, the Series A Preferred Stock, subject to certain exceptions, including but not limited to (i) any dividend or distribution in cash or capital stock of the Company on or in respect of the capital stock of the Company to the extent that such dividend or distribution is necessary to maintain the Company’s status as a REIT; and (ii) any dividend or distribution in cash in respect of our common stock that, together with the dividends or distributions during the 12-month period immediately preceding such dividend or distribution, is not in excess of 5% of the aggregate dividends or distributions paid by the Company necessary to maintain its REIT status during such 12-month period. Following the one-year anniversary of the Closing Date, if all or any portion of the dividends or distributions is paid in respect of the shares of our common stock in cash, the shares of Series A Preferred Stock will participate in such dividends or distributions on an as-converted basis up to the amount of their accrued dividend on the Series A Preferred Stock for such quarter, which amounts will reduce the dividends payable on the shares of Series A Preferred Stock dollar-for-dollar for such quarter.

The Series A Preferred Stock is convertible at the option of any holder at any time into shares of our common stock at an initial conversion price of $16.00 per share and an initial conversion rate of 62.50 shares of our common stock per share of Series A Preferred Stock, subject to certain anti-dilution adjustments. The issuance of shares of our common stock upon the conversion of Series A Preferred Stock is subject to a cap equal to 28,856,239 shares of our common stock (the “Share Cap”), unless and until the Company obtains stockholder approval to the extent required for the issuance of additional shares. Any amounts owed above the Share Cap must be paid in cash.

Subject to certain conditions, at the Company’s option, (i) after the third anniversary of the Closing Date, all of the Series A Preferred Stock may be converted into shares of our common stock, and (ii) after the seventh anniversary of the Closing Date, all of the Series A Preferred Stock may be redeemed for cash at a redemption price equal to 100% of the liquidation preference of the Series A Preferred Stock, plus any accrued and unpaid dividends. Subject to certain conditions, each holder of the Series A Preferred Stock, after a Change of Control (as defined in the Articles) may (i) require the Company to purchase any or all of their shares of Series A Preferred Stock at a redemption price payable in cash equal to 105% of the liquidation preference of the Series A Preferred Stock, plus any accrued and unpaid dividends, or (ii) convert any or all of their shares of Series A Preferred Stock into the number of shares of our common stock equal to the liquidation preference (including accrued and unpaid dividends) divided by the then-applicable conversion price.

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)

The holders of the Series A Preferred Stock have the right to vote on matters submitted to a vote of the holders of our common stock on an as-converted basis, except as otherwise prohibited by the terms of the Articles. Further, certain matters will require the approval of the holders of at least a majority of the shares of Series A Preferred Stock outstanding, including, among others, the issuance of any class or series of senior or parity equity securities by the Company and the incurrence of any additional indebtedness by the Company not otherwise permitted under the Company’s indebtedness agreements. Changes to any provision of the Company’s Charter (including the Articles) that adversely changes the rights of the holders of the Series A Preferred Stock requires the approval of holders of at least 75% of the shares of Series A Preferred Stock outstanding so long as the Ares Purchasers, together with their affiliates, own 90% of the number of shares of our common stock (on an as-converted basis or otherwise) owned by the Ares Purchasers on the Closing Date, with a majority of the outstanding shares of Series A Preferred Stock required at all other times. Subject to certain conditions, the Company has also agreed to increase the size of its board of directors in order to elect one individual designated by the Providence Purchasers to the board of directors.

Subject to certain conditions and exceptions, the Providence Purchasers and the Ares Purchasers are each entitled to preemptive rights with respect to a new issue of our common stock or securities with rights to acquire our common stock. The Providence Purchasers and the Ares Purchasers are restricted from acquiring additional securities of the Company, subject to certain exceptions and conditions provided that the Providence Purchasers and the Ares Purchasers may acquire a number of additional shares of our common stock that does not exceed 3.44% and 1.56%, respectively, of our outstanding shares of common stock as of April 16, 2020.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with our historical consolidated financial statements and the notes thereto appearing in our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the Securities and Exchange Commission (the “SEC”) on February 26, 2020, and the unaudited consolidated financial statements and the notes thereto included in this Quarterly Report on Form 10-Q. This MD&A contains forward-looking statements that involve numerous risks and uncertainties. The forward-looking statements are subject to a number of important factors, including, but not limited to, those factors discussed in the sections entitled “Risk Factors” in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on February 26, 2020, and the section entitled “Cautionary Statement Regarding Forward-Looking Statements” in this Quarterly Report on Form 10-Q, that could cause our actual results to differ materially from the results described herein or implied by such forward-looking statements. Except as otherwise indicated or unless the context otherwise requires, all references in this Quarterly Report on Form 10-Q to (i) “OUTFRONT Media,” “the Company,” “we,” “our,” “us” and “our company” mean OUTFRONT Media Inc., a Maryland corporation, and unless the context requires otherwise, its consolidated subsidiaries, and (ii) the “25 largest markets in the U.S.,” “150 markets in the U.S. and Canada” and “Nielsen Designated Market Areas” are based, in whole or in part, on Nielsen Media Research’s Designated Market Area rankings as of January 1, 2020.

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

U.S. Media. Our U.S. Media segment generated 22% of its revenues in the New York City metropolitan area in the three months ended March 31, 2020 and 23% in the same prior-year period, and generated 15% in the Los Angeles metropolitan area in the three months ended March 31, 2020 and 16.0% in the same prior-year period. In the three months ended March 31, 2020, our U.S. Media segment generated $354.7 million of Revenues and $90.8 million of Operating income before Depreciation, Amortization, Net gain on dispositions, Stock-based compensation and Restructuring charges (“Adjusted OIBDA”). In the three months ended March 31, 2019, our U.S. Media segment generated $338.4 million of Revenues and $94.6 million of Adjusted OIBDA. (See the “Segment Results of Operations” section of this MD&A.)

Other (includes International and Sports Marketing). In the three months ended March 31, 2020, Other generated $30.6 million of Revenues and $0.5 million of Adjusted OIBDA. In the three months ended March 31, 2019, Other generated $33.3 million of Revenues and $1.2 million of Adjusted OIBDA.

COVID-19 Impact

The novel coronavirus (COVID-19) pandemic and the related preventative measures taken to help curb the spread, including shutdowns and slowdowns of, and restrictions on, businesses, public gatherings, social interactions and travel (including reductions in foot traffic, roadway traffic and transit commuting) throughout the markets in which we do business have had, and may continue to have, a significant impact on the global economy and our business. Though generally we remain able to continue to sell and service our displays, our business operates billboard and transit franchise agreements in the top DMAs, such as New York and Los Angeles, where the COVID-19 pandemic has had a particularly significant impact. The COVID-19 pandemic has (i) interrupted our ability to build and deploy advertising structures and sites, including digital displays; (ii) reduced or curtailed our customers’ advertising expenditures and overall demand for our services through purchase cancellations or otherwise; (iii) increased the volatility of our customers’ advertising expenditure patterns from period-to-period through short-notice purchases, purchase deferrals or otherwise; and (iv) extended delays in the collection of earned advertising revenues from our customers, all of which could have a material adverse effect on our business, financial condition and results of operation in 2020.

As a result of the impact of the COVID-19 pandemic on our business and results of operations, we expect our key performance indicators and total revenues to be materially lower in 2020 than historical levels, particularly in our U.S. Media segment and with respect to our transit and other business. Additionally, we expect transit franchise expenses, billboard property lease expenses and posting, maintenance and other expenses, such as rental expenses and minimum annual guarantee payments, to materially increase as a percentage of revenues more than historical levels, as revenues decline in 2020. We expect the impacts described above to be greater in the second quarter of 2020 than in the third and fourth quarters of 2020. Accordingly, results for the three months ended March 31, 2020, are not indicative of the results that may be expected for the fiscal year ending December 31, 2020.

In response to the COVID-19 pandemic, we have prioritized the health and safety of our employees and customers by shifting to a secure remote workforce for all personnel other than operations personnel who service our displays, enhancing cleaning practices across any offices or facilities that remain open, restricting non-essential business travel and communicating frequently with our employees and customers to address any concerns, none of which has caused any significant disruption in our ability to manage the continuity of our business or our internal controls. In addition, in order to preserve financial flexibility, increase liquidity and reduce expenses in light of the current uncertainty in the global economy and our business, we have modified our business goals and undertaken the following actions, which should be read in conjunction with the “—Analysis of Results of Operations” and “—Liquidity and Capital Resources” sections of this MD&A:

•	Borrowed $470.0 million under the Revolving Credit Facility (as defined below), which represents nearly all of the remaining available amount under the Revolving Credit Facility;

•	Accessed the capital markets and raised $400.0 million, before expenses, in the Private Placement (as defined below);

•	Amended the Credit Agreement (as defined below) to modify the calculation of the Company’s financial maintenance covenant ratio under the Credit Agreement;

•
Amended one of the agreements governing the AR Securitization Facilities (as defined below) to adjust the ratios and collections timing relating to our accounts receivable assets until July 31, 2020, unless further amended and/or extended;

•	Suspended our quarterly dividend payments, subject to the minimum annual REIT distribution requirement;

•	Suspended our deployment of digital transit displays at this time to reduce costs that may or may not be recoverable from customer sales or transit franchise partners;

•	Reduced maintenance capital expenditures (other than for necessary safety-related projects) and deferred growth capital expenditures for digital billboard display conversions;

•	Paused new acquisition activity; and

•
Reduced our posting, maintenance and other, and SG&A (as defined below) expenses through restrictions on discretionary expenses, a hiring freeze, a workforce reduction, employee furloughs, temporary reductions to certain employee base salaries, and temporary reductions to our Chief Executive Officer and other executive officer base salaries by 50% and 20%, respectively, to offset expected decreases in revenues in 2020.

In addition, we have engaged in constructive conversations with our billboard ground lease landlords, transit franchise partners and multimedia rights partners to mitigate increases as a percentage of revenues in billboard property lease expenses, transit franchise expenses and posting, maintenance and other expenses.

Though we rely on third parties to manufacture and transport our digital displays, and have not experienced any significant supply chain or logistical disruptions, we do, however, expect delays as a result of the COVID-19 pandemic in receiving digital displays when we reinstate our digital billboard display conversions and deployment of digital transit displays.

We continue to monitor the rapidly evolving situation and guidance from federal, state and local public health authorities and may take additional actions based on their recommendations. When the COVID-19 pandemic subsides, there can be no assurances as to the time it may take to generate revenues at historic levels. Given the uncertainty around the severity and duration of the COVID-19 pandemic and the measures taken, or may be taken, in response to the COVID-19 pandemic, the Company cannot reasonably estimate the full impact of the COVID-19 pandemic on our business, financial condition and results of operations at this time, which may be material.

Economic Environment

Our revenues and operating results are sensitive to fluctuations in advertising expenditures, general economic conditions and other external events beyond our control, such as the COVID-19 pandemic as described above.

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

In 2017, we commenced deployment of state-of-the-art digital transit displays in connection with several transit franchises and are planning to increase deployments significantly over the coming years. Once the digital transit displays have been deployed at scale, we expect that revenue generated on digital transit displays will be a multiple of the revenue generated on comparable static transit displays. Subject to the impact of the COVID-19 pandemic, we intend to incur significant equipment deployment costs and capital expenditures in the coming years to continue increasing the number of digital displays in our portfolio.

We have built or converted 18 new digital billboard displays in the United States and 2 in Canada during the three months ended March 31, 2020. Additionally, in the three months ended March 31, 2020, we entered into marketing arrangements to sell advertising on 15 third-party digital billboard displays in the U.S. and 11 in Canada. In the three months ended March 31, 2020, we have built, converted or replaced 739 digital transit and other displays in the United States. As described above, as a result of the COVID-19 pandemic, we deferred our digital billboard display conversions and suspended our deployment of digital transit displays at this time. The following table sets forth information regarding our digital displays.

	Digital Revenues (in millions) for the Three Months Ended March 31, 2020(a)			Number of Digital Displays as of March 31, 2020(a)
Location	Digital Billboard	Digital Transit and Other	Total Digital Revenues	Digital Billboard Displays	Digital Transit and Other Displays	Total Digital Displays
United States	$54.7	$27.6	$82.3	1,162	6,884	8,046
Canada	5.7	0.1	5.8	235	93	328
Total	$60.4	$27.7	$88.1	1,397	6,977	8,374

(a)
Digital display amounts (1) include 2,490 displays reserved for transit agency use and (2) exclude all displays under our multimedia rights agreements with colleges, universities and other educational institutions. Our number of digital displays is impacted by acquisitions, dispositions, management agreements, the net effect of new and lost billboards, and the net effect of won and lost franchises in the period.

Our revenues and profits may fluctuate due to seasonal advertising patterns and influences on advertising markets. Typically, our revenues and profits are highest in the fourth quarter, during the holiday shopping season, and lowest in the first quarter, as advertisers adjust their spending following the holiday shopping season. As described above, our revenues and profits may also fluctuate due to external events beyond our control, such as the COVID-19 pandemic.

We have a diversified base of customers across various industries. During the three months ended March 31, 2020, our largest categories of advertisers were professional services, computers/internet and retail, which represented approximately 9%, 9% and 8% of our total U.S. Media segment revenues, respectively. During the three months ended March 31, 2019, our largest categories of advertisers were professional services, healthcare/pharmaceuticals and retail, each of which represented approximately 9%, 8% and 8% of our total U.S. Media segment revenues, respectively.

Our large-scale portfolio allows our customers to reach a national audience and also provides the flexibility to tailor campaigns to specific regions or markets. In the three months ended March 31, 2020, we generated approximately 42% of our U.S. Media segment revenues from national advertising campaigns compared to approximately 41% in the same prior-year period.

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

	Three Months Ended
	March 31,		%
(in millions, except percentages)	2020	2019	Change
Revenues	$385.3	$371.7	4%
Organic revenues(a)(b)	385.3	371.5	4
Operating income	33.8	36.9	(8)
Adjusted OIBDA(b)	86.8	86.8	—
Adjusted OIBDA(b) margin	23%	23%
Funds from operations (“FFO”)(b) attributable to OUTFRONT Media Inc.	44.7	42.1	6
Adjusted FFO (“AFFO”)(b) attributable to OUTFRONT Media Inc.	40.0	39.2	2
Net income attributable to OUTFRONT Media Inc.	6.1	6.1	—

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

Since Adjusted OIBDA, Adjusted OIBDA margin, FFO and AFFO are not measures calculated in accordance with GAAP, they should not be considered in isolation of, or as a substitute for, operating income (loss), net income (loss) attributable to OUTFRONT Media Inc., and revenues, the most directly comparable GAAP financial measures, as indicators of operating performance. These measures, as we calculate them, may not be comparable to similarly titled measures employed by other companies. In addition, these measures do not necessarily represent funds available for discretionary use and are not necessarily a measure of our ability to fund our cash needs.

Reconciliation of Non-GAAP Financial Measures

The following table reconciles Operating income to Adjusted OIBDA, and Net income attributable to OUTFRONT Media Inc. to FFO attributable to OUTFRONT Media Inc. and AFFO attributable to OUTFRONT Media Inc.

	Three Months Ended
	March 31,
(in millions, except per share amounts)	2020	2019
Total revenues	$385.3	$371.7

Operating income	$33.8	$36.9
Restructuring charges	—	0.3
Net gain on dispositions	(0.1)	(1.5)
Depreciation	21.0	21.1
Amortization	26.3	24.7
Stock-based compensation	5.8	5.3
Adjusted OIBDA	$86.8	$86.8
Adjusted OIBDA margin	23%	23%

Net income attributable to OUTFRONT Media Inc.	$6.1	$6.1
Depreciation of billboard advertising structures	15.5	16.3
Amortization of real estate-related intangible assets	12.0	10.9
Amortization of direct lease acquisition costs	11.3	10.3
Net gain on disposition of real estate assets	(0.1)	(1.5)
Adjustment related to non-controlling interests	(0.1)	—
FFO attributable to OUTFRONT Media Inc.	44.7	42.1
Non-cash portion of income taxes	(2.5)	(1.8)
Cash paid for direct lease acquisition costs	(14.9)	(14.0)
Maintenance capital expenditures	(4.8)	(4.1)
Restructuring charges	—	0.3
Other depreciation	5.5	4.8
Other amortization	3.0	3.5
Stock-based compensation	5.8	5.3
Non-cash effect of straight-line rent	1.3	1.1
Accretion expense	0.6	0.6
Amortization of deferred financing costs	1.3	1.4
AFFO attributable to OUTFRONT Media Inc.	$40.0	$39.2

FFO in the three months ended March 31, 2020, of $44.7 million increased $2.6 million, or 6%, compared to the same prior-year period, primarily due to higher amortization. AFFO in the three months ended March 31, 2020, of $40.0 million increased $0.8 million, or 2%, compared to the same prior-year period, due to lower interest expense and higher amortization, partially offset by lower operating income and higher cash paid for direct lease acquisition costs.

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

	Three Months Ended
	March 31,		%
(in millions, except percentages)	2020	2019	Change
Revenues:
Billboard	$270.9	$251.0	8%
Transit and other	114.4	$120.7	(5)
Total revenues	$385.3	$371.7	4

Organic revenues(a):
Billboard	$270.9	$250.8	8
Transit and other	114.4	120.7	(5)
Total organic revenues(a)	385.3	371.5	4
Non-organic revenues:
Billboard	—	0.2	*
Total non-organic revenues	—	0.2	*
Total revenues	$385.3	$371.7	4

•	Calculation is not meaningful.

(a)	Organic revenues exclude the impact of foreign currency exchange rates (“non-organic revenues”).

Total revenues increased by $13.6 million, or 4%, and organic revenues increased $13.8 million, or 4%, in the three months ended March 31, 2020, compared to the same prior-year period.

In the three months ended March 31, 2019, non-organic revenues reflect the impact of foreign currency exchange rates.

Total billboard revenues increased $19.9 million, or 8%, in the three months ended March 31, 2020, compared to the same prior-year period, principally driven by an increase in average revenue per display (yield) and the conversion of traditional static billboard displays to digital billboard displays.

Organic billboard revenues in the three months ended March 31, 2020, increased $20.1 million, or 8%, compared to the same prior-year period, due to an increase in average revenue per display (yield) and the conversion of traditional static billboard displays to digital billboard displays.

Total transit and other revenues decreased $6.3 million, or 5%, in the three months ended March 31, 2020, compared to the same prior-year period, driven by a decrease in third-party digital equipment sales and a decline in average revenue per display (yield) as a result of the impact of the COVID-19 pandemic, partially offset by growth in digital displays.

The decrease in organic transit and other revenues in the three months ended March 31, 2020, compared to the same prior-year period, is due to a decrease in third-party digital equipment sales and a decline in average revenue per display (yield) as a result of the impact of the COVID-19 pandemic, partially offset by growth in digital displays.

Expenses

	Three Months Ended
	March 31,		%
(in millions, except percentages)	2020	2019	Change
Expenses:
Operating	$224.8	$216.9	4%
Selling, general and administrative	79.5	73.3	8
Restructuring charges	—	0.3	*
Net gain on dispositions	(0.1)	(1.5)	(93)
Depreciation	21.0	21.1	—
Amortization	26.3	24.7	6
Total expenses	$351.5	$334.8	5

*	Calculation is not meaningful.

Operating Expenses

	Three Months Ended
	March 31,		%
(in millions, except percentages)	2020	2019	Change
Operating expenses:
Billboard property lease	$102.8	$96.0	7%
Transit franchise	57.8	58.1	(1)
Posting, maintenance and other	64.2	62.8	2
Total operating expenses	$224.8	$216.9	4

Billboard property lease expenses represented 38% of billboard revenues in each of the three months ended March 31, 2020 and 2019.

Transit franchise expenses represented 62% of transit display revenues in the three months ended March 31, 2020 and 61% in the same prior-year period.

Billboard property lease and transit franchise expenses increased by $6.5 million in the three months ended March 31, 2020, compared to the same prior-year period.

Posting, maintenance and other expenses increased $1.4 million, or 2%, in the three months ended March 31, 2020, compared to the same prior-year period, primarily due to higher maintenance costs, higher compensation and benefits-related costs, higher posting and rotation costs, and higher expenses related to our Sports Marketing operating segment, partially offset by lower costs related to third-party equipment sales.

Selling, General and Administrative Expenses (“SG&A”)

SG&A expenses represented 21% of Revenues in the three months ended March 31, 2020 and 20% in the same prior-year period. SG&A expenses increased $6.2 million, or 8%, in the three months ended March 31, 2020, compared to the same prior-year period, primarily due to a higher provision for doubtful allowances.

Net Gain on Dispositions

Net gain on dispositions was $0.1 million for the three months ended March 31, 2020, compared to $1.5 million for the same prior-year period. The gain for the three months ended March 31, 2019, primarily related to the sale of an office location.

Depreciation

Depreciation was essentially flat in the three months ended March 31, 2020, compared to the same prior-year period.

Amortization

Amortization increased $1.6 million, or 6%, in the three months ended March 31, 2020, compared to the same prior-year period, principally driven by higher direct lease acquisition costs and higher amortization of intangible assets. Amortization of direct lease acquisition costs was $11.3 million in the three months ended March 31, 2020 and $10.3 million in the same prior-year period.

Interest Expense, Net

Interest expense, net, was $29.8 million (including $1.3 million of deferred financing costs) in the three months ended March 31, 2020, and $32.7 million (including $1.4 million of deferred financing costs) in the same prior-year period. The decrease in Interest expense, net, was primarily due to lower interest rates, partially offset by a higher outstanding average debt balance.

Benefit for Income Taxes

Benefit for income taxes increased $0.7 million, or 70% in the three months ended March 31, 2020, compared to the same prior-year period, due primarily to a higher taxable REIT subsidiary loss compared to the same prior-year period.

Net Income

Net income before allocation to non-controlling interests was $6.3 million in the three months ended March 31, 2020, an increase of $0.2 million compared to the same prior-year period, due primarily to a higher benefit for income taxes, partially offset by lower operating income and lower interest expense.

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

The following table presents our Revenues, Adjusted OIBDA and Operating income (loss) by segment in the three months ended March 31, 2020 and 2019.

	Three Months Ended
	March 31,
(in millions)	2020	2019
Revenues:
U.S. Media	$354.7	$338.4
Other	30.6	33.3
Total revenues	385.3	371.7
Operating income	$33.8	$36.9
Restructuring charges	—	0.3
Net gain on dispositions	(0.1)	(1.5)
Depreciation	21.0	21.1
Amortization	26.3	24.7
Stock-based compensation	5.8	5.3
Total Adjusted OIBDA	$86.8	$86.8

Adjusted OIBDA:
U.S. Media	$90.8	$94.6
Other	0.5	1.2
Corporate	(4.5)	(9.0)
Total Adjusted OIBDA	$86.8	$86.8

Operating income (loss):
U.S. Media	$47.4	$55.5
Other	(3.3)	(4.0)
Corporate	(10.3)	(14.6)
Total operating income	$33.8	$36.9

U.S. Media

	Three Months Ended
	March 31,		%
(in millions, except percentages)	2020	2019	Change
Revenues:
Billboard	$256.5	$236.2	9%
Transit and other	98.2	102.2	(4)
Total revenues	354.7	338.4	5
Operating expenses	(202.7)	(193.4)	5
SG&A expenses	(61.2)	(50.4)	21
Adjusted OIBDA	$90.8	$94.6	(4)
Adjusted OIBDA margin	26%	28%

Operating income	$47.4	$55.5	(15)
Net gain on dispositions	(0.1)	(1.5)	(93)
Depreciation and amortization	43.5	40.6	7
Adjusted OIBDA	$90.8	$94.6	(4)

Total U.S. Media segment revenues increased $16.3 million, or 5%, in the three months ended March 31, 2020, compared to the same prior-year period.

Total U.S. Media segment revenue increased 5% in the three months ended March 31, 2020, reflecting an increase in billboard average revenue per display (yield), growth in transit digital displays and the conversion of traditional static billboard displays to digital billboard displays, partially offset by a decrease in transit average revenue per display (yield). In the three months ended March 31, 2020, we generated approximately 42% of our U.S. Media segment revenues from national advertising campaigns and 41% in the same prior-year period.

Revenues from U.S. Media segment billboards increased $20.3 million, or 9%, in the three months ended March 31, 2020, compared to the same prior-year period, reflecting an increase in average revenue per display (yield) and the conversion of traditional static billboard displays to digital billboard displays.

Transit and other revenues in the U.S. Media segment decreased $4.0 million, or 4%, in the three months ended March 31, 2020, compared to the same prior-year period, driven by a decrease in average revenue per display (yield) as a result of the impact of the COVID-19 pandemic, partially offset by growth in digital displays.

U.S. Media segment operating expenses increased $9.3 million, or 5%, in the three months ended March 31, 2020, compared to the same prior-year period, primarily due to an increase in billboard lease costs as a result of new leases, lease modifications and increased variable billboard lease costs driven by higher billboard revenues. The increase in U.S. Media operating expenses was also due to higher maintenance, higher compensation and benefits-related costs, and higher posting and rotation costs. U.S. Media segment SG&A expenses increased $10.8 million, or 21%, in the three months ended March 31, 2020, compared to the same prior-year period, primarily due to a higher provision for doubtful accounts as a result of the COVID-19 pandemic and higher compensation and other employee-related costs.

U.S. Media segment Adjusted OIBDA decreased $3.8 million, or 4%, in the three months ended March 31, 2020, compared to the same prior-year period. Adjusted OIBDA margin was 26% in the three months ended March 31, 2020, and 28% in the same prior-year period.

Other

	Three Months Ended
	March 31,		%
(in millions, except percentages)	2020	2019	Change
Revenues:
Billboard	$14.4	$14.8	(3)%
Transit and other	16.2	18.5	(12)
Total revenues	$30.6	$33.3	(8)

Organic revenues(a):
Billboard	$14.4	$14.6	(1)
Transit and other	16.2	18.5	(12)
Total organic revenues(a)	30.6	33.1	(8)
Non-organic revenues:
Billboard	—	0.2	*
Total non-organic revenues	—	0.2	*
Total revenues	30.6	33.3	(8)
Operating expenses	(22.1)	(23.5)	(6)
SG&A expenses	(8.0)	(8.6)	(7)
Adjusted OIBDA	$0.5	$1.2	(58)
Adjusted OIBDA margin	2%	4%

Operating loss	$(3.3)	$(4.0)	(18)
Depreciation and amortization	3.8	5.2	(27)
Adjusted OIBDA	$0.5	$1.2	(58)

*	Calculation is not meaningful.

(a)	Organic revenues exclude the impact of foreign currency exchange rates (“non-organic revenues”).

Total Other revenues decreased $2.7 million, or 8%, in the three months ended March 31, 2020, compared to the same prior-year period, reflecting a decrease in third-party digital equipment sales and a decline in Canada, which was impacted by the COVID-19 pandemic, partially offset by improved performance in our Sports Marketing operating segment.

Other operating expenses decreased $1.4 million, or 6%, in the three months ended March 31, 2020, compared to the same prior-year period, driven by lower costs related to third-party digital equipment sales, partially offset by higher costs related to our Sports Marketing operating segment and higher costs in Canada. Other SG&A expenses decreased $0.6 million, or 7%, in the three months ended March 31, 2020, compared to the prior-year period, primarily driven by lower expenses related to our Sports Marketing operating segment and Canada.

Other Adjusted OIBDA decreased $0.7 million, or 58%, in the three months ended March 31, 2020, compared to the same prior-year period, primarily driven by lower performance in Canada, which was impacted by the COVID-19 pandemic, and a decrease in third-party equipment sales, partially offset by higher performance in our Sports Marketing operating segment.

Corporate

Corporate expenses primarily include expenses associated with employees who provide centralized services. Corporate expenses, excluding stock-based compensation, were $4.5 million in the three months ended March 31, 2020, compared to $9.0 million in the same prior-year period, primarily due to lower compensation-related expenses, primarily related to the impact of market fluctuations on an equity-linked retirement plan offered by the Company to certain employees.

Liquidity and Capital Resources

	As of
(in millions, except percentages)	March 31, 2020	December 31, 2019	% Change
Assets:
Cash and cash equivalents	$487.8	$59.1	*%
Restricted cash	1.8	1.8	—
Receivables, less allowance ($19.9 in 2020 and $12.1 in 2019)	260.8	290.0	(10)
Prepaid lease and transit franchise costs	8.5	8.6	(1)
Prepaid MTA equipment deployment costs	0.9	55.4	(98)
Other prepaid expenses	15.3	15.8	(3)
Other current assets	7.6	5.1	49
Total current assets	782.7	435.8	80
Liabilities:
Accounts payable	70.8	67.9	4
Accrued compensation	25.5	56.1	(55)
Accrued interest	17.7	26.4	(33)
Accrued lease and transit franchise costs	49.2	55.3	(11)
Other accrued expenses	33.2	34.2	(3)
Deferred revenues	40.0	29.0	38
Short-term debt	210.0	195.0	8
Short-term operating lease liabilities	180.8	168.3	7
Other current liabilities	15.4	17.8	(13)
Total current liabilities	642.6	650.0	(1)
Working capital (deficit)	$140.1	$(214.2)	*

•	Calculation is not meaningful.

We continually project anticipated cash requirements for our operating, investing and financing needs as well as cash flows generated from operating activities available to meet these needs. Due to seasonal advertising patterns and influences on advertising markets, our revenues and operating income are typically highest in the fourth quarter, during the holiday shopping season, and lowest in the first quarter, as advertisers adjust their spending following the holiday shopping season. Further, certain of our municipal transit contracts, as well as our marketing and multimedia rights agreements with colleges and universities, require guaranteed minimum annual payments to be paid on a monthly or quarterly basis, as applicable.

Our short-term cash requirements primarily include payments for operating leases, guaranteed minimum annual payments, interest, capital expenditures, equipment deployment costs and dividends. Funding for short-term cash needs will come primarily from our cash on hand, operating cash flows, our ability to issue debt and equity securities, and borrowings under the Revolving Credit Facility (as defined below), the AR Securitization Facilities (as defined below) or other credit facilities that we may establish, to the extent available.

In addition, as part of our growth strategy, we frequently evaluate strategic opportunities to acquire new businesses, assets or digital technology. Consistent with this strategy, we regularly evaluate potential acquisitions, ranging from small transactions to larger acquisitions, which transactions could be funded through cash on hand, additional borrowings, equity or other securities, or some combination thereof. In response to the COVID-19 pandemic, we paused new acquisition activity.

Our long-term cash needs include principal payments on outstanding indebtedness and commitments related to operating leases and franchise and other agreements, including any related guaranteed minimum annual payments, and equipment deployment costs. Funding for long-term cash needs will come from our cash on hand, operating cash flows, our ability to issue debt and equity securities, and borrowings under the Revolving Credit Facility or other credit facilities that we may establish to the extent available.

We expect our short-term and long-term cash needs and related funding capability to be adversely affected by the impact of the COVID-19 pandemic as cash on hand and operating cash flows decrease in 2020, and our ability to issue debt and equity securities and/borrow under our existing or new credit facilities on reasonable pricing terms, or at all, may become uncertain. In order to preserve financial flexibility and increase liquidity in light of the current uncertainty in the global economy and our business resulting from the COVID-19 pandemic, we borrowed $470.0 million under the Revolving Credit Facility, which represents nearly all of the remaining available amount under the Revolving Credit Facility, raised $400.0 million in the Private Placement (as defined below), before expenses, and amended the Credit Agreement (as defined below) to modify the calculation of the Company’s financial maintenance covenant ratio under the Credit Agreement. (See the “Overview—COVID-19 Impact” section of this MD&A.)

The increase in working capital as of March 31, 2020, compared to a working capital deficit as of December 31, 2019, is primarily driven by the increase in cash as a result of the borrowings under the Revolving Credit Facility in the first quarter of 2020. The increase in cash is partially offset by a decline in Prepaid MTA deployment costs. As a result of the impact of the COVID-19 pandemic on our business and our expectations with respect to future revenues under the New York Metropolitan Transportation Authority (the “MTA”) agreement into the future, we reclassified the majority of Prepaid MTA deployment costs to long-term assets.

Under the MTA agreement, we are obligated to deploy, over a number of years, (i) 8,565 digital advertising screens on subway and train platforms and entrances, (ii) 37,716 smaller-format digital advertising screens on rolling stock, and (iii) 7,829 MTA communications displays, with such deployment amounts being subject to modification as agreed-upon by us and the MTA. In addition, we are obligated to pay to the MTA the greater of a percentage of revenues or a guaranteed minimum annual payment. Incremental revenues that exceed an annual base revenue amount will be retained by us for the cost of deploying advertising and communications displays throughout the transit system. As presented in the table below, MTA equipment deployment costs are being recorded as Prepaid MTA equipment deployment costs and Intangible assets on our Consolidated Statement of Financial Position, and as these costs are recouped from incremental revenues that the MTA would otherwise be entitled to receive, Prepaid MTA equipment deployment costs will be reduced. If incremental revenues generated over the term of the agreement are not sufficient to cover all or a portion of the equipment deployment costs, the costs will not be recouped, which could have an adverse effect on our business, financial condition and results of operation. We may utilize cash on hand and/or incremental third-party financing to fund equipment deployment costs over the next couple of years. However, given the uncertainty in the market around the severity and duration of the COVID-19 pandemic, we cannot reasonably estimate the aggregate financing amount, if any, at this time. As of March 31, 2020, we have issued surety bonds (in place of letters of credit) in favor of the MTA totaling approximately $136.0 million, which amount is subject to change as equipment installations are completed and revenues are generated. As indicated in the table below, we incurred $22.0 million related to MTA equipment deployment costs in the three months ended March 31, 2020 (which includes equipment deployment costs related to future deployments), for a total of $269.6 million to date, of which $33.9 million had been recouped from incremental revenues to date. As of March 31, 2020, 5,253 digital displays had been installed, of which 676 installations occurred in the three months ended March 31, 2020. As a result of the impact of the COVID-19 pandemic, we suspended our deployment of advertising and communications displays throughout the transit system at this time. In addition, we did not recoup any equipment deployment costs in the three months ended March 31, 2020, and may not recoup equipment deployment costs in 2020. Accordingly, for the full year of 2020, we currently expect our MTA equipment deployment costs to be significantly lower than our previously disclosed amount of approximately $175.0 million based on our assumption that deployment does not resume in a significant manner in 2020. Further, we expect transit franchise expenses to materially increase as a percentage of revenues as revenues decline in 2020 as a result of the impact of the COVID-19 pandemic. However, we are engaged in constructive conversations with our transit franchise partners to mitigate increases in transit franchise expenses in 2020. (See the “Overview—COVID-19 Impact” section of this MD&A.) We have identified the COVID-19 pandemic as a trigger for impairment review of our Prepaid MTA equipment deployment costs and related intangible assets, and after performing an analysis, no impairment was identified. (See the “Critical Accounting Polices—MTA Agreement” section of this MD&A.)

(in millions)	Beginning Balance	Deployment Costs Incurred	Recoupment	Amortization	Ending Balance
Three months ended March 31, 2020:
Prepaid MTA equipment deployment costs	$171.5	$18.2	$—	$—	$189.7
Intangible assets (franchise agreements)	38.3	3.8	—	(1.3)	40.8
Total	$209.8	$22.0	$—	$(1.3)	$230.5

Year ended December 31, 2019:
Prepaid MTA equipment deployment costs	$79.5	$124.2	$(32.2)	$—	$171.5
Intangible assets (franchise agreements)	14.8	26.6	—	(3.1)	38.3
Total	$94.3	$150.8	$(32.2)	$(3.1)	$209.8

As of March 31, 2020, we had total indebtedness of approximately $3.0 billion, which excluding debt issuance costs of $26.1 million and net unamortized discount and premium of $0.9 million, resulted in Total debt, net, of approximately $2.9 billion.

Debt

Debt, net, consists of the following:

	As of
(in millions, except percentages)	March 31, 2020	December 31, 2019
Short-term debt:
AR Facility	$120.0	$105.0
Repurchase Facility	90.0	90.0
Total short-term debt	210.0	195.0

Long-term debt:
Revolving credit facility	495.0	—
Term loan, due 2026	597.5	597.5

Senior unsecured notes:
5.625% senior unsecured notes, due 2024	501.6	501.7
5.000% senior unsecured notes, due 2027	650.0	650.0
4.625% senior unsecured notes, due 2030	500.0	500.0
Total senior unsecured notes	1,651.6	1,651.7

Debt issuance costs	(26.1)	(27.1)
Total long-term debt, net	2,718.0	2,222.1

Total debt, net	$2,928.0	$2,417.1

Weighted average cost of debt	4.0%	4.5%

	Payments Due by Period
(in millions)	Total	2020	2021-2022	2023-2024	2025 and thereafter
Long-term debt	$2,745.0	$—	$—	$995.0	$1,750.0
Interest	755.5	120.9	202.6	177.8	254.2
Total	$3,500.5	$120.9	$202.6	$1,172.8	$2,004.2

Term Loan

The interest rate on the term loan due in 2026 (the “Term Loan”) was 2.5% per annum as of March 31, 2020. As of March 31, 2020, a discount of $2.5 million on the Term Loan remains unamortized. The discount is being amortized through Interest expense, net, on the Consolidated Statement of Operations.

Revolving Credit Facility

We also have a $500.0 million revolving credit facility, which matures in 2024 (the “Revolving Credit Facility,” together with the Term Loan, the “Senior Credit Facilities”).

On March 25, 2020, we borrowed $470.0 million on our revolving credit facility, which represents nearly all of the remaining available amount under the Revolving Credit Facility. As of March 31, 2020, there were $495.0 million of outstanding borrowings under the Revolving Credit Facility, at a borrowing rate of approximately 2.7%.

The commitment fee based on the amount of unused commitments under the Revolving Credit Facility was $0.3 million in the three months ended March 31, 2020, and $0.4 million in the three months ended March 31, 2019. As of March 31, 2020, we had issued letters of credit totaling approximately $1.5 million against the letter of credit facility sublimit under the Revolving Credit Facility.

Standalone Letter of Credit Facilities

As of March 31, 2020, we had issued letters of credit totaling approximately $71.0 million under our aggregate $78.0 million standalone letter of credit facilities. The total fees under the letter of credit facilities were immaterial in each of the three months ended March 31, 2020 and 2019.

Accounts Receivable Securitization Facilities

As of March 31, 2020, we have a $125.0 million revolving accounts receivable securitization facility (the “AR Facility”), which terminates in June 2022, unless further extended, and a 364-day uncommitted $90.0 million structured repurchase facility (the “Repurchase Facility” and together with the AR Facility, the “AR Securitization Facilities”), which terminates in June 2020, unless further extended.

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

In connection with the Repurchase Facility, the Originators may borrow funds collateralized by subordinated notes (the “Subordinated Notes”) issued by the SPVs in favor of their respective Originators and representing a portion of the outstanding balance of the accounts receivable assets sold by the Originators to the SPVs under the AR Facility. The Subordinated Notes will be transferred to MUFG Bank, Ltd. (“MUFG”), as repurchase buyer, on an uncommitted basis, and subject to repurchase by the applicable Originators on termination of the Repurchase Facility. The Originators have granted MUFG a security interest in the Subordinated Notes to secure their obligations under the agreements governing the Repurchase Facility, and the Company has agreed to guarantee the Originators’ obligations under the agreements governing the Repurchase Facility.

As of March 31, 2020, there were $120.0 million of outstanding borrowings under the AR Facility, at a borrowing rate of approximately 2.5%, and $90.0 million of outstanding borrowings under the Repurchase Facility, at a borrowing rate of approximately 2.0%. As of March 31, 2020, there was no borrowing capacity remaining under the AR Facility based on approximately $304.5 million of accounts receivable used as collateral for the AR Securitization Facilities, and there was no borrowing capacity remaining under the Repurchase Facility, in accordance with the agreements governing the AR Securitization Facilities. The commitment fee based on the amount of unused commitments under the AR Facility was immaterial for each of the three months ended March 31, 2020 and 2019.

On April 17, 2020, MUFG required us to reduce our borrowing capacity under the Repurchase Facility to $80.0 million and repay $10.0 million of borrowings under the Repurchase Facility as a result of MUFG reducing its uncommitted repurchase facility credit exposure to companies with a similar issuer credit rating as the Company. As of May 7, 2020, there were $118.0 million of outstanding borrowings under the AR Facility, at a borrowing rate of approximately 2.0%, and $80.0 million of outstanding borrowings under the Repurchase Facility, at a borrowing rate of approximately 2.5%.

Senior Unsecured Notes

As of March 31, 2020, a premium of $1.6 million on $100.0 million aggregate principal amount of the 5.625% Senior Unsecured Notes due 2024, remains unamortized. The premium is being amortized through Interest expense, net, on the Consolidated Statement of Operations.

Debt Covenants

Our credit agreement, dated as of January 31, 2014 (as amended, supplemented or otherwise modified, the “Credit Agreement”), governing the Senior Credit Facilities, the agreements governing the AR Securitization Facilities, and the indentures governing our senior unsecured notes contain customary affirmative and negative covenants, subject to certain exceptions, including but not limited to those that limit the Company’s and our subsidiaries’ abilities to (i) pay dividends on, repurchase or make distributions in respect to the Company’s or its wholly-owned subsidiary, Outfront Media Capital LLC’s (“Finance LLC’s”) capital stock or make other restricted payments other than dividends or distributions necessary for us to maintain our REIT status, subject to certain conditions and exceptions, and (ii) enter into agreements restricting certain subsidiaries’ ability to pay dividends or make other intercompany or third-party transfers.

The terms of the Credit Agreement (and under certain circumstances, the agreements governing the AR Securitization Facilities) require that we maintain a Consolidated Net Secured Leverage Ratio, which is the ratio of (i) our consolidated secured debt (less up to $150.0 million of unrestricted cash) to (ii) our Consolidated EBITDA (as defined in the Credit Agreement) for the trailing four consecutive quarters, of no greater than 4.5 to 1.0. As of March 31, 2020, our Consolidated Net Secured Leverage Ratio was 2.0 to 1.0 in accordance with the Credit Agreement. The Credit Agreement also requires that, in connection with the incurrence of certain indebtedness, we maintain a Consolidated Total Leverage Ratio, which is the ratio of our consolidated total debt to our Consolidated EBITDA for the trailing four consecutive quarters, of no greater than 6.0 to 1.0. As of March 31, 2020, our Consolidated Total Leverage Ratio was 5.4 to 1.0 in accordance with the Credit Agreement. As of March 31, 2020, we are in compliance with our debt covenants.

On April 15, 2020, the Company, along with its wholly-owned subsidiaries, Finance LLC and Outfront Media Capital Corporation (together with Finance LLC, the “Borrowers”), and other guarantor subsidiaries party thereto, entered into an amendment (the “Amendment”) to the Credit Agreement. The Amendment provides that for the period from April 15, 2020 through September 30, 2021 (i) the Company’s Consolidated Net Secured Leverage Ratio shall be calculated by substituting the Company’s Consolidated EBITDA for each of the quarterly periods ended June 30, 2020 and September 30, 2020 included in any last twelve month compliance testing period, with the Company’s historical Consolidated EBITDA for each of the quarterly periods ended June 30, 2019 and September 30, 2019, respectively; and (ii) the Company will not make any Restricted Payments (as defined in the Credit Agreement) without the consent of the applicable lenders under the Credit Agreement, subject to certain exceptions such as payments necessary to maintain the Company’s REIT status, including any payments on any class of the Company’s capital stock that is required to be made prior to the payment of a dividend or distribution on the Company’s common stock and the Company’s existing payment obligations to holders of the Class A equity interests in Outfront Canada (as defined in Note 10. Equity to the Consolidated Financial Statements).

Deferred Financing Costs

As of March 31, 2020, we had deferred $30.7 million in fees and expenses associated with the Term Loan, Revolving Credit Facility, AR Securitization Facilities and our senior unsecured notes. We are amortizing the deferred fees through Interest expense, net, on our Consolidated Statement of Operations over the respective terms of the Term Loan, Revolving Credit Facility, AR Securitization Facilities and our senior unsecured notes.

Interest Rate Swap Agreements

We have several interest rate cash flow swap agreements to effectively convert a portion of our LIBOR-based variable rate debt to a fixed rate and hedge our interest rate risk related to such variable rate debt. The fair value of these swap positions was a net liability of approximately $8.9 million as of March 31, 2020, and $4.6 million as of December 31, 2019, and is included in Other liabilities on our Consolidated Statement of Financial Position.

As of March 31, 2020, under the terms of the agreements, we will pay interest based on an aggregate notional amount of $200.0 million, under a weighted-average fixed interest rate of 2.7%, with a receive rate of one-month LIBOR and which mature at various dates until June 30, 2022. The one-month LIBOR rate was approximately 1.0% as of March 31, 2020.

Equity

At-the-Market Equity Offering Program

We have a sales agreement in connection with an “at-the-market” equity offering program (the “ATM Program”), under which we may, from time to time, issue and sell shares of our common stock up to an aggregate offering price of $300.0 million. We have no obligation to sell any of our common stock under the sales agreement and may at any time suspend solicitations and offers under the sales agreement. No shares were sold under the ATM Program during the three months ended March 31, 2020. As of March 31, 2020, we had approximately $232.5 million of capacity remaining under the ATM Program.

Series A Preferred Stock Issuance

On April 20 2020 (the “Closing Date”), the Company issued and sold an aggregate of 400,000 shares of the Company’s newly created Series A Convertible Perpetual Preferred Stock, par value $0.01 per share (the “Series A Preferred Stock”) at a purchase price of $1,000 per share, for an aggregate purchase price of $400.0 million (the “Private Placement”) to certain affiliates of Providence Equity Partners LLC (collectively, the “Providence Purchasers”) and ASOF Holdings L.L.P. and Ares Capital Corporation (collectively, the “Ares Purchasers” and, together with the Providence Purchasers, the “Purchasers”).

The Series A Preferred Stock ranks senior to the shares of the Company’s common stock, par value $0.01 per share, with respect to dividend and distribution rights. Holders of the Series A Preferred Stock are entitled to a cumulative dividend accruing at the initial rate of 7.0% per year, payable quarterly in arrears. The dividend rate will increase by an additional 0.75% annually following the eighth anniversary of the Closing Date and is subject to increases under certain other circumstances as set forth in the Articles Supplementary, effective as of April 20, 2020 (the “Articles”). Dividends may, at the option of the Company, be paid in cash, in-kind, through the issuance of additional shares of Series A Preferred Stock or a combination of cash and in-kind, until the eighth anniversary of the Closing Date, after which time dividends will be payable solely in cash. So long as any shares of Series A Preferred Stock remain outstanding, the Company may not declare a dividend on, or make any distributions relating to, capital stock that ranks junior to, or on a parity basis with, the Series A Preferred Stock, subject to certain exceptions, including but not limited to (i) any dividend or distribution in cash or capital stock of the Company on or in respect of the capital stock of the Company to the extent that such dividend or distribution is necessary to maintain the Company’s status as a REIT; and (ii) any dividend or distribution in cash in respect of our common stock that, together with the dividends or distributions during the 12-month period immediately preceding such dividend or distribution, is not in excess of 5% of the aggregate dividends or distributions paid by the Company necessary to maintain its REIT status during such 12-month period. Following the one-year anniversary of the Closing Date, if all or any portion of the dividends or distributions is paid in respect of the shares of our common stock in cash, the shares of Series A Preferred Stock will participate in such dividends or distributions on an as-converted basis up to the amount of their accrued dividend on the Series A Preferred Stock for such quarter, which amounts will reduce the dividends payable on the shares of Series A Preferred Stock dollar-for-dollar for such quarter.

The Series A Preferred Stock is convertible at the option of any holder at any time into shares of our common stock at an initial conversion price of $16.00 per share and an initial conversion rate of 62.50 shares of our common stock per share of Series A Preferred Stock, subject to certain anti-dilution adjustments. The issuance of shares of our common stock upon the conversion of Series A Preferred Stock is subject to a cap equal to 28,856,239 shares of our common stock (the “Share Cap”), unless and until the Company obtains stockholder approval to the extent required for the issuance of additional shares. Any amounts owed above the Share Cap must be paid in cash.

Subject to certain conditions, at the Company’s option, (i) after the third anniversary of the Closing Date, all of the Series A Preferred Stock may be converted into shares of our common stock, and (ii) after the seventh anniversary of the Closing Date, all of the Series A Preferred Stock may be redeemed for cash at a redemption price equal to 100% of the liquidation preference of the Series A Preferred Stock, plus any accrued and unpaid dividends. Subject to certain conditions, each holder of the Series A Preferred Stock, after a Change of Control (as defined in the Articles) may (i) require the Company to purchase any or all of their shares of Series A Preferred Stock at a redemption price payable in cash equal to 105% of the liquidation preference of the Series A Preferred Stock, plus any accrued and unpaid dividends, or (ii) convert any or all of their shares of Series A Preferred Stock into the number of shares of our common stock equal to the liquidation preference (including accrued and unpaid dividends) divided by the then-applicable conversion price.

The holders of the Series A Preferred Stock have the right to vote on matters submitted to a vote of the holders of our common stock on an as-converted basis, except as otherwise prohibited by the terms of the Articles. Further, certain matters will require the approval of the holders of at least a majority of the shares of Series A Preferred Stock outstanding, including, among others, the issuance of any class or series of senior or parity equity securities by the Company and the incurrence of any additional indebtedness by the Company not otherwise permitted under the Company’s indebtedness agreements. Changes to any provision of the Company’s Charter (including the Articles) that adversely changes the rights of the holders of the Series A Preferred Stock requires the approval of holders of at least 75% of the shares of Series A Preferred Stock outstanding so long as the Ares Purchasers, together with their affiliates, own 90% of the number of shares of our common stock (on an as-converted basis or otherwise) owned by the Ares Purchasers on the Closing Date, with a majority of the outstanding shares of Series A Preferred Stock required at all other times. Subject to certain conditions, the Company has also agreed to increase the size of its board of directors in order to elect one individual designated by the Providence Purchasers to the board of directors.

Subject to certain conditions and exceptions, the Providence Purchasers and the Ares Purchasers are each entitled to preemptive rights with respect to a new issue of our common stock or securities with rights to acquire our common stock. The Providence Purchasers and the Ares Purchasers are restricted from acquiring additional securities of the Company, subject to certain exceptions and conditions provided that the Providence Purchasers and the Ares Purchasers may acquire a number of additional shares of our common stock that does not exceed 3.44% and 1.56%, respectively, of our outstanding shares of common stock as of April 16, 2020.

Cash Flows

The following table presents our cash flows in the three months ended March 31, 2020 and 2019.

	Three Months Ended
	March 31,		%
(in millions, except percentages)	2020	2019	Change
Cash provided by operating activities	$14.9	$41.4	(64)%
Cash used for investing activities	(26.7)	(28.7)	(7)
Cash provided by (used for) financing activities	442.2	(12.8)	*
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1.7)	0.1	*
Net increase in cash, cash equivalents and restricted cash	$428.7	$—	*

*	Calculation is not meaningful.

Cash provided by operating activities decreased $26.5 million in the three months ended March 31, 2020, compared to the same prior-year period, principally as a result of a larger decrease in accounts payable and accrued expenses, as well as a smaller decrease in accounts receivables as a result of the impact of COVID-19, partially offset by higher net income, as adjusted for non-cash items, and a decrease in prepaid MTA equipment deployment costs. In the three months ended March 31, 2020, we paid $18.2 million related to MTA equipment deployment costs and installed 676 digital displays. In the three months ended March 31, 2019, we paid $27.1 million related to MTA equipment deployment costs.

Cash used for investing activities decreased $2.0 million in the three months ended March 31, 2020, compared to the same prior-year period, due primarily to lower cash paid for MTA franchise rights.

The following table presents our capital expenditures in the three months ended March 31, 2020 and 2019.

	Three Months Ended
	March 31,		%
(in millions, except percentages)	2020	2019	Change
Growth	$13.4	$14.0	(4)%
Maintenance	4.8	4.1	17
Total capital expenditures	$18.2	$18.1	1

Capital expenditures increased $0.1 million, or 1%, in the three months ended March 31, 2020, compared to the same prior-year period, due to lower spending on installation of the most current LED lighting technology, partially offset by higher spending on information technology, vehicles, and safety.

In response to the impact of the COVID-19 pandemic, we reduced maintenance capital expenditures (other than for necessary safety-related projects) and deferred growth capital expenditures for digital billboard display conversions. For the full year of 2020, we expect our capital expenditures to be approximately $50.0 million, which will be used primarily for necessary safety-related maintenance projects and growth in digital displays for which screens have already been ordered and received.

Cash provided by financing activities were $442.2 million in the three months ended March 31, 2020, compared to Cash used by financing activities of $12.8 million in the same prior-year period. In the three months ended March 31, 2020, we drew net borrowings of $495.0 million on our Revolving Credit Facility to enhance our liquidity position in response to the impact of the COVID-19 pandemic, drew net borrowings of $15.0 million on our AR Securitization Facilities, and paid cash dividends of $55.6 million. In the three months ended March 31, 2019, we drew net borrowings of $35.0 million under the Revolving Credit Facility, received net proceeds of $16.6 million related to the sale of our common stock under the ATM Program, drew net borrowings of $5.0 million on the AR Securitization Facilities and paid cash dividends of $51.8 million.

Cash paid for income taxes was $0.8 million for each of the three months ended March 31, 2020 and 2019.

Off-Balance Sheet Arrangements

Our off-balance sheet commitments primarily consist of guaranteed minimum annual payments. (See Note 18. Commitments and Contingencies to the Consolidated Financial Statements for information about our off-balance sheet commitments.)

Critical Accounting Policies

The preparation of our financial statements in conformity with GAAP requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. On an ongoing basis, we evaluate these estimates, which are based on historical experience and on various assumptions that we believe are reasonable under the circumstances, including the impact of extraordinary events such as the COVID-19 pandemic. The result of these evaluations forms the basis for making judgments about the carrying values of assets and liabilities and the reported amount of revenues and expenses that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions, including the severity and duration of the COVID-19 pandemic.

We consider the following accounting policy to be the most critical as it is significant to our financial condition and results of operations, and requires significant judgment and estimates on the part of management in its application. For a summary of our significant accounting policies, see Item 8., Note 2. Summary of Significant Accounting Policies to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on February 26, 2020.

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

If we do not generate sufficient advertising revenues from the MTA contract, there is a risk that the related Prepaid MTA equipment deployment costs and Intangible assets may not be recoverable. Management assesses the prepaid MTA equipment deployment costs for recoverability on a quarterly basis. This assessment requires evaluating qualitative and quantitative factors to determine if there is an indication that the carrying amount may not be recoverable. Management applies significant judgment in assessing these factors, including evaluating macroeconomic conditions, industry trends, and events specific to the Company, including monitoring the Company’s actual installation of digital displays against the initial deployment schedule. Additionally, management assesses quantitative factors by comparing revenue projections of the deployed digital displays to actual financial results. We have identified the COVID-19 pandemic as a trigger for an impairment review of our Prepaid MTA equipment deployment costs and related intangible assets. After updating our projections to reflect related declines in revenues in 2020 and delays in our anticipated deployment schedule as a result of the impact of the COVID-19 pandemic, among other things, no impairment was identified. The assumptions and estimates included in our analysis require significant judgment about future events, market conditions and financial performance. Given the uncertainty around the severity and duration of the COVID-19 pandemic and the measures taken, or may be taken, in response to the COVID-19 pandemic, actual results may differ from our assumptions and estimates, which may result in impairment charges in the future.

Accounting Standards

See Note 2. New Accounting Standards to the Consolidated Financial Statements for information about the adoption of new accounting standards and recent accounting pronouncements.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

We have made statements in this Annual Report on Form 10-K that are forward-looking statements within the meaning of the federal securities laws, including the Private Securities Litigation Reform Act of 1995. You can identify forward-looking statements by the use of forward-looking terminology such as “believes,” “expects,” “could,” “would,” “may,” “might,” “will,” “should,” “seeks,” “likely,” “intends,” “plans,” “projects,” “predicts,” “estimates,” “forecast” or “anticipates” or the negative of these words and phrases or similar words or phrases that are predictions of or indicate future events or trends and that do not relate solely to historical matters. You can also identify forward-looking statements by discussions of strategy, plans or intentions related to our capital resources, portfolio performance and results of operations, including but not limited to the impact of the COVID-19 pandemic on our capital resources, portfolio performance and results of operations.

Forward-looking statements involve numerous risks and uncertainties and you should not rely on them as predictions of future events. Forward-looking statements depend on assumptions, data or methods that may be incorrect or imprecise and may not be able to be realized. We do not guarantee that the transactions and events described will happen as described (or that they will happen at all). The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:

•	The severity and duration of the novel coronavirus (COVID-19) and any other pandemics, and the impact on our business, financial condition and results of operations;

•	Declines in advertising and general economic conditions, including declines caused by the COVID-19 pandemic;

•	Competition;

•	Government regulation;

•	Our ability to implement our digital display platform and deploy digital advertising displays to our transit franchise partners, including the impact of the COVID-19 pandemic;

•	Taxes, fees and registration requirements;

•	Our ability to obtain and renew key municipal contracts on favorable terms;

•	Decreased government compensation for the removal of lawful billboards;

•	Content-based restrictions on outdoor advertising;

•	Environmental, health and safety laws and regulations;

•	Seasonal variations;

•	Acquisitions and other strategic transactions that we may pursue could have a negative effect on our results of operations;

•	Dependence on our management team and other key employees;

•	The ability of our board of directors to cause us to issue additional shares of stock without stockholder approval;

•	Certain provisions of Maryland law may limit the ability of a third party to acquire control of us;

•	Our rights and the rights of our stockholders to take action against our directors and officers are limited;

•	Our substantial indebtedness;

•	Restrictions in the agreements governing our indebtedness;

•	Incurrence of additional debt;

•	Interest rate risk exposure from our variable-rate indebtedness;

•	Our ability to generate cash to service our indebtedness;

•	Cash available for distributions;

•	Hedging transactions;

•	Diverse risks in our Canadian business;

•	Experiencing a cybersecurity incident;

•	Changes in regulations and consumer concerns regarding privacy, information security and data, or any failure or perceived failure to comply with these regulations or our internal policies;

•	Asset impairment charges for our long-lived assets and goodwill;

•	Our failure to remain qualified to be taxed as a real estate investment trust (“REIT”);

•	REIT distribution requirements;

•	Availability of external sources of capital;

•	We may face other tax liabilities even if we remain qualified to be taxed as a REIT;

•	Complying with REIT requirements may cause us to liquidate investments or forgo otherwise attractive opportunities;

•	Our ability to contribute certain contracts to a taxable REIT subsidiary (“TRS”);

•	Our planned use of TRSs may cause us to fail to remain qualified to be taxed as a REIT;

•	REIT ownership limits;

•	Complying with REIT requirements may limit our ability to hedge effectively;

•	Failure to meet the REIT income tests as a result of receiving non-qualifying income;

•	The Internal Revenue Service (the “IRS”) may deem the gains from sales of our outdoor advertising assets to be subject to a 100% prohibited transaction tax; and

•	Establishing operating partnerships as part of our REIT structure.

While forward-looking statements reflect our good-faith beliefs, they are not guarantees of future performance. All forward-looking statements in this Quarterly Report on Form 10-Q apply as of the date of this report or as of the date they were made and, except as required by applicable law, we disclaim any obligation to publicly update or revise any forward-looking statement to reflect changes in underlying assumptions or factors of new information, data or methods, future events or other changes. For a further discussion of these and other factors that could impact our future results, performance or transactions, see the section entitled “Risk Factors” in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on February 26, 2020. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider any such list to be a complete set of all potential risks or uncertainties.

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

We do not currently use derivatives or other financial instruments to mitigate our exposure to commodity price risk. However, we do enter into contracts with commodity providers to limit our exposure to commodity price fluctuations. For the year ended December 31, 2019, such contracts accounted for 18.0% of our total utility costs. As of March 31, 2020, we had active electricity purchase agreements with fixed contract rates for locations throughout Connecticut, Illinois, New Jersey, New York, Pennsylvania, Ohio and Texas, which expire at various dates until June 2024.

Foreign Exchange Risk

Foreign currency translation risk is the risk that exchange rate gains or losses arise from translating our Canadian business’s statements of earnings and statements of financial position from functional currency to our reporting currency (the U.S. Dollar) for consolidation purposes. Any gain or loss on translation is included within comprehensive income and Accumulated other comprehensive income on our Consolidated Statement of Financial Position. The functional currency of our international subsidiaries is their respective local currency. As of March 31, 2020, we have $15.0 million of unrecognized foreign currency translation losses included within Accumulated other comprehensive loss on our Consolidated Statement of Financial Position.

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

As of March 31, 2020, we had a $600.0 million variable-rate Term Loan due 2026 outstanding, which has an interest rate of 2.5% per year. An increase or decrease of 1/4% in our interest rate on the Term Loan will change our annualized interest expense by approximately $1.0 million.

As of March 31, 2020, there were $120.0 million of outstanding borrowings under the AR Facility, at a borrowing rate of 2.5%, and $90.0 million of outstanding borrowings under the Repurchase Facility, at a borrowing rate of 2.0%. An increase or decrease of 1/4% in our interest rate on the AR Securitization Facilities will change our annualized interest expense by approximately $0.5 million. As of May 7, 2020, there were $118.0 million of outstanding borrowings under the AR Facility, at a borrowing rate of approximately 2.0%, and $80.0 million of outstanding borrowings under the Repurchase Facility, at a borrowing rate of approximately 2.5%.

We have several interest rate cash flow swap agreements to effectively convert a portion of our LIBOR-based variable rate debt to a fixed rate and hedge our interest rate risk related to such variable rate debt. The fair value of these swap positions was a net unrecognized loss of approximately $8.9 million as of March 31, 2020, and is included in Other liabilities on our Consolidated Statement of Financial Position. The following table provides information about our interest rate swap agreements, which are sensitive to changes in interest rates. Notional amounts are used to calculate the contractual cash flows to be exchanged under the agreements.

(in millions, except percentages)	2021	2022	2023	2024	2025	Thereafter	Total	Fair Value Loss as of 3/31/20
Pay fixed/receive variable	$150.0	$50.0	$—	$—	$—	$—	$200.0	$8.9
Average pay rate	2.7%	1.8%	—%	—%	—%	—%
Average receive rate(a)	one-month LIBOR	one-month LIBOR	—	—	—	—

(a)	The one-month LIBOR rate was approximately 1.0% as of March 31, 2020.

Credit Risk

In the opinion of our management, credit risk is limited due to the large number of customers and advertising agencies utilized. We perform credit evaluations on our customers and agencies and believe that the allowances for credit losses are adequate. We have experienced an increase in the allowance for credit losses as a result of the COVID-19 pandemic and accordingly, we recorded additional provisions for doubtful accounts in the first quarter of 2020. We do not currently use derivatives or other financial instruments to mitigate credit risk.

Item 4.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management has carried out an evaluation, under the supervision of and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report, were effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Item 1A. Risk Factors.

We have disclosed the risk factors affecting our business, results of operations and financial condition in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on February 26, 2020. The impact of the COVID-19 pandemic described in this Quarterly Report on Form 10-Q have heightened certain of the risks disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019, and such risk factors are further qualified by the information relating to the COVID-19 pandemic described in this Quarterly Report on Form 10-Q. There have been no material changes from the risk factors previously disclosed other than disclosed below.

The novel coronavirus (COVID-19) pandemic and any other pandemics could, materially adversely affect our business, financial condition and results of operations.

The recent novel coronavirus (COVID-19) pandemic and the related preventative measures taken to mitigate the effects of any pandemic, including shutdowns and slowdowns of, and restrictions on, businesses, public gatherings, social interactions and travel (including reductions in foot traffic, roadway traffic and transit commuting) throughout the markets in which we do business have had, and may continue to have, an impact on the global economy and our business. Though generally we remain able to continue to sell and service our displays, our business operates billboards and transit franchise agreements in the top DMAs, such as New York and Los Angeles, where the COVID-19 pandemic has had a particularly significant impact. The COVID-19 pandemic has (i) interrupted our ability to build and deploy advertising structures and sites, including digital displays; (ii) reduced or curtailed our customers’ advertising expenditures and overall demand for our services through purchase cancellations or otherwise; (iii) increased the volatility of our customers’ advertising expenditure patterns from period-to-period through short-notice purchases, purchase deferrals or otherwise; and (iv) extended delays in the collection of earned advertising revenues from our customers, all of which could have a material adverse effect on our business, financial condition and results of operations. See “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

The COVID-19 pandemic may, and any other pandemic could, impact the global economy and our business in an even more significant manner if we experience a complete or partial shutdown of our ability to operate safely and securely, the loss of major customers and key personnel, significant disruptions with respect to our manufacturers, suppliers and related logistics that may prevent us from fulfilling our contractual obligations to our counterparties, a failure to satisfy our contractual obligations or a need to seek relief from our contractual obligations that we may be unable to receive from our counterparties, a failure to realize the benefits of any cost savings initiatives such as reducing or deferring capital expenditures and expenses, impairment charges, a cybersecurity incident, and difficulties accessing the capital markets and/or obtaining or incurring debt financing on reasonable pricing or other terms or at all, any of which could have a material adverse effect on our business, financial condition and results of operations. See “Part I, Item 1A. Risk Factors—Risks Related to Our Business and Operations—Our business is sensitive to a decline in advertising expenditures, general economic conditions and other external events beyond our control,”  “—Implementing our digital display platform and the deployment of digital advertising displays to our transit franchise partners, may be more difficult, costly or time consuming than expected and the anticipated benefits may not be fully realized,” and “—The terms of the agreements governing our indebtedness restrict our current and future operations, particularly our ability to incur debt that we may need to fund initiatives in response to changes in our business, the industries in which we operate, the economy and governmental regulations” of our Annual Report on Form 10-K for the year ended December 31, 2019.

The extent to which the COVID-19 pandemic, or any other pandemic that may occur, will impact our business will depend on future developments, including the severity and duration of such pandemic and the measures taken in response to such pandemic, which are highly uncertain and cannot be predicted. Accordingly, the Company cannot reasonably estimate the full impact of COVID-19 pandemic, or any other pandemic that may occur, on our business, financial condition and results of operations at this time, which may be material.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

Information previously disclosed in the Company’s Current Report on Form 8-K, filed with the SEC on April 21, 2020.

Purchases of Equity Securities by the Issuer

	Total Number of Shares Purchased(a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Remaining Authorizations
January 1, 2020 through January 31, 2020	—	$—	—	—
February 1, 2020 through February 29, 2020	16,153	30.70	—	—
March 1, 2020 through March 31, 2020	—	—	—	—
Total	16,153	30.70	—	—

(a)	Reflects shares deemed to be surrendered by the Company in connection with tax withholding payments upon exercise of employee stock options at the related exercise prices.

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

3.3
Articles Supplementary of OUTFRONT Media Inc. effective April 20, 2020 (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-36367), filed on April 21, 2020).

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

Date: May 8, 2020