Form 10-Q
period 2020-06-30
OUTFRONT Media Inc.
filed 2020-08-06
CIK 1579877

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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

As of August 5, 2020, the number of shares outstanding of the registrant’s common stock was 144,410,337.

OUTFRONT MEDIA INC.
QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2020

PART I
Item 1. Financial Statements.
OUTFRONT Media Inc.
Consolidated Statements of Financial Position
(Unaudited)

	As of
(in millions)	June 30, 2020	December 31, 2019
Assets:
Current assets:
Cash and cash equivalents	$647.8	$59.1
Restricted cash	1.8	1.8
Receivables, less allowance ($20.5 in 2020 and $12.1 in 2019)	200.0	290.0
Prepaid lease and franchise costs	6.6	8.6
Prepaid MTA equipment deployment costs (Notes 5 and 18)	4.1	55.4
Other prepaid expenses	15.0	15.8
Other current assets	12.4	5.1
Total current assets	887.7	435.8
Property and equipment, net (Note 4)	657.8	666.2
Goodwill	2,082.1	2,083.1
Intangible assets (Note 5)	559.3	550.9
Operating lease assets (Note 6)	1,452.3	1,457.0
Prepaid MTA equipment deployment costs (Notes 5 and 18)	195.7	116.1
Other assets	52.2	73.2
Total assets	$5,887.1	$5,382.3

Liabilities:
Current liabilities:
Accounts payable	$45.8	$67.9
Accrued compensation	25.6	56.1
Accrued interest	27.0	26.4
Accrued lease and franchise costs	48.2	55.3
Other accrued expenses	34.3	34.2
Deferred revenues	38.3	29.0
Short-term debt (Note 9)	80.0	195.0
Short-term operating lease liabilities (Note 6)	182.2	168.3
Other current liabilities	26.3	17.8
Total current liabilities	507.7	650.0
Long-term debt, net (Note 9)	2,618.4	2,222.1
Deferred income tax liabilities, net	14.2	18.0
Asset retirement obligation (Note 7)	35.2	35.1
Operating lease liabilities (Note 6)	1,274.2	1,285.1
Other liabilities	50.7	45.6
Total liabilities	4,500.4	4,255.9

Commitments and contingencies (Note 18)

Preferred stock (2020 - 50.0 shares authorized, and 0.4 shares of Series A Preferred Stock issued and
outstanding; 2019 - 50.0 shares authorized, and no shares issued and outstanding) (Note 10)	383.4	—
Stockholders’ equity (Note 10):
Common stock (2020 - 450.0 shares authorized, and 144.4 shares issued
and outstanding; 2019 - 450.0 shares authorized, and 143.6 issued and outstanding)	1.4	1.4
Additional paid-in capital	2,078.8	2,074.7
Distribution in excess of earnings	(1,077.2)	(964.6)
Accumulated other comprehensive loss	(26.9)	(17.7)
Total stockholders’ equity	976.1	1,093.8
Non-controlling interests	27.2	32.6
Total equity	1,386.7	1,126.4
Total liabilities and equity	$5,887.1	$5,382.3
See accompanying notes to unaudited consolidated financial statements.

OUTFRONT Media Inc.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions, except per share amounts)	2020	2019	2020	2019
Revenues:
Billboard	$188.5	$305.8	$459.4	$556.8
Transit and other	44.4	154.1	158.8	274.8
Total revenues	232.9	459.9	618.2	831.6
Expenses:
Operating	154.0	240.3	378.8	457.2
Selling, general and administrative	62.4	81.5	141.9	154.8
Restructuring charges	4.7	—	4.7	0.3
Net (gain) loss on dispositions	(5.2)	0.4	(5.3)	(1.1)
Depreciation	21.2	21.4	42.2	42.5
Amortization	21.7	27.6	48.0	52.3
Total expenses	258.8	371.2	610.3	706.0
Operating income (loss)	(25.9)	88.7	7.9	125.6
Interest expense, net	(33.3)	(33.9)	(63.1)	(66.6)
Other income, net	—	—	0.2	0.1
Income (loss) before benefit (provision) for income taxes and equity in earnings of investee companies	(59.2)	54.8	(55.0)	59.1
Benefit (provision) for income taxes	1.5	(6.2)	3.2	(5.2)
Equity in earnings of investee companies, net of tax	(0.3)	1.7	0.1	2.5
Net income (loss) before allocation to non-controlling interests	(58.0)	50.3	(51.7)	56.4
Net income (loss) attributable to non-controlling interests	(0.1)	—	0.1	—
Net income (loss) attributable to OUTFRONT Media Inc.	$(57.9)	$50.3	$(51.8)	$56.4

Net income (loss) per common share:
Basic	$(0.44)	$0.35	$(0.40)	$0.39
Diluted	$(0.44)	$0.35	$(0.40)	$0.39

Weighted average shares outstanding:
Basic	144.4	142.3	144.1	141.5
Diluted	144.4	142.9	144.1	142.0
See accompanying notes to unaudited consolidated financial statements.

OUTFRONT Media Inc.
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2020	2019	2020	2019
Net income (loss) before allocation to non-controlling interests	$(58.0)	$50.3	$(51.7)	$56.4
Net income (loss) attributable to non-controlling interests	(0.1)	—	0.1	—
Net income (loss) attributable to OUTFRONT Media Inc.	(57.9)	50.3	(51.8)	56.4
Other comprehensive income (loss), net of tax:
Cumulative translation adjustments	4.4	4.6	(6.1)	7.2
Net actuarial gain (loss)	(0.2)	(0.1)	0.5	(0.1)
Change in fair value of interest rate swap agreements	0.7	(2.0)	(3.6)	(2.8)
Total other comprehensive income (loss), net of tax	4.9	2.5	(9.2)	4.3
Total comprehensive income (loss)	$(53.0)	$52.8	$(61.0)	$60.7
See accompanying notes to unaudited consolidated financial statements.

OUTFRONT Media Inc.
Consolidated Statements of Equity
(Unaudited)

			Stockholders’ Equity
(in millions, except per share amounts)	Shares of Series A Preferred Stock	Series A Preferred Stock ($0.01 per share par value)	Shares of Common Stock	Common Stock ($0.01 per share par value)	Additional Paid-In Capital	Distribution in Excess of Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Non-Controlling Interests	Total Equity
Balance as of March 31, 2019			141.6	$1.4	$2,012.0	$(941.9)	$(20.2)	$1,051.3	$40.6	$1,091.9
Net income			—	—	—	50.3	—	50.3	—	50.3
Other comprehensive income			—	—	—	—	2.5	2.5	—	2.5
Stock-based payments:
Amortization			—	—	5.5	—	—	5.5	—	5.5
Class A equity interest redemptions			0.3	—	6.1	—	—	6.1	(6.1)	—
Shares issued under the ATM Program			1.4	—	34.3	—	—	34.3	—	34.3
Dividends ($0.36 per share)			—	—	—	(52.3)	—	(52.3)	—	(52.3)
Other			—	—	—	—	—	—	2.7	2.7
Balance as of June 30, 2019			143.3	$1.4	$2,057.9	$(943.9)	$(17.7)	$1,097.7	$37.2	$1,134.9

Balance as of March 31, 2020	—	$—	144.4	$1.4	$2,072.8	$(1,013.8)	$(31.8)	$1,028.6	$28.4	$1,057.0
Net loss	—	—	—	—	—	(57.9)	—	(57.9)	(0.1)	(58.0)
Other comprehensive income	—	—	—	—	—	—	4.9	4.9	—	4.9
Stock-based payments:
Amortization	—	—	—	—	6.1	—	—	6.1	—	6.1
Shares paid for tax withholding for stock-based payments	—	—	—	—	(0.1)	—	—	(0.1)	—	(0.1)
New share issues	0.4	383.4	—	—	—	—	—	—	—	383.4
Series A Preferred Stock dividends (7%)	—	—	—	—	—	(5.5)	—	(5.5)	—	(5.5)
Other	—	—	—	—	—	—	—	—	(1.1)	(1.1)
Balance as of June 30, 2020	0.4	$383.4	144.4	$1.4	$2,078.8	$(1,077.2)	$(26.9)	$976.1	$27.2	$1,386.7

OUTFRONT Media Inc.
Consolidated Statements of Equity (Continued)
(Unaudited)

	Stockholders’ Equity
(in millions, except per share amounts)	Shares of Common Stock	Common Stock ($0.01 per share par value)	Additional Paid-In Capital	Distribution in Excess of Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Non-Controlling Interests	Total Equity
Balance as of December 31, 2018	140.2	$1.4	$1,995.0	$(871.6)	$(22.0)	$1,102.8	$42.5	$1,145.3
Cumulative effect of a new accounting standard	—	—	—	(24.8)	—	(24.8)	—	(24.8)
Net income	—	—	—	56.4	—	56.4	—	56.4
Other comprehensive income	—	—	—	—	4.3	4.3	—	4.3
Stock-based payments:
Vested	0.9	—	—	—	—	—	—	—
Amortization	—	—	10.8	—	—	10.8	—	10.8
Shares paid for tax withholding for stock-based payments	(0.4)	—	(7.7)	—	—	(7.7)	—	(7.7)
Class A equity interest redemptions	0.4	—	8.9	—	—	8.9	(8.9)	—
Shares issued under the ATM Program	2.2	—	50.8	—	—	50.8	—	50.8
Dividends ($0.72 per share)	—	—	—	(103.9)	—	(103.9)	—	(103.9)
Other	—	—	0.1	—	—	0.1	3.6	3.7
Balance as of June 30, 2019	143.3	$1.4	$2,057.9	$(943.9)	$(17.7)	$1,097.7	$37.2	$1,134.9

			Stockholders’ Equity
(in millions, except per share amounts)	Shares of Series A Preferred Stock	Series A Preferred Stock ($0.01 per share par value)	Shares of Common Stock	Common Stock ($0.01 per share par value)	Additional Paid-In Capital	Distribution in Excess of Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Non-Controlling Interests	Total Equity
Balance as of December 31, 2019	—	$—	143.6	$1.4	$2,074.7	$(964.6)	$(17.7)	$1,093.8	$32.6	$1,126.4
Net income (loss)	—	—	—	—	—	(51.8)	—	(51.8)	0.1	(51.7)
Other comprehensive loss	—	—	—	—	—	—	(9.2)	(9.2)	—	(9.2)
Stock-based payments:
Vested	—	—	1.0	—	—	—	—	—	—	—
Amortization	—	—	—	—	11.9	—	—	11.9	—	11.9
Shares paid for tax withholding for stock-based payments	—	—	(0.4)	—	(12.2)	—	—	(12.2)	—	(12.2)
New share issues	0.4	383.4	—	—	—	—	—	—	—	383.4
Class A equity interest redemptions	—	—	0.2	—	4.4	—	—	4.4	(4.4)	—
Series A Preferred Stock dividends (7%)	—	—	—	—	—	(5.5)	—	(5.5)	—	(5.5)
Dividends ($0.38 per share)	—	—	—	—	—	(55.3)	—	(55.3)	—	(55.3)
Other	—	—	—	—	—	—	—	—	(1.1)	(1.1)
Balance as of June 30, 2020	0.4	$383.4	144.4	$1.4	$2,078.8	$(1,077.2)	$(26.9)	$976.1	$27.2	$1,386.7
See accompanying notes to unaudited consolidated financial statements.

OUTFRONT Media Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30,
(in millions)	2020	2019
Operating activities:
Net income (loss) attributable to OUTFRONT Media Inc.	$(51.8)	$56.4
Adjustments to reconcile net income to net cash flow provided by operating activities:
Net loss attributable to non-controlling interests	0.1	—
Depreciation and amortization	90.2	94.8
Deferred tax (benefit) provision	(5.2)	3.4
Stock-based compensation	11.9	10.8
Provision for doubtful accounts	11.3	3.4
Accretion expense	1.3	1.3
Net gain on dispositions	(5.3)	(1.1)
Equity in earnings of investee companies, net of tax	(0.1)	(2.5)
Distributions from investee companies	1.9	1.6
Amortization of deferred financing costs and debt discount and premium	3.0	3.0
Cash paid for direct lease acquisition costs	(23.6)	(24.0)
Change in assets and liabilities, net of investing and financing activities:
(Increase) decrease in receivables	77.9	(15.5)
Increase in prepaid MTA equipment deployment costs	(28.3)	(46.2)
Increase in prepaid expenses and other current assets	(2.2)	(2.2)
Decrease in accounts payable and accrued expenses	(53.8)	(7.0)
Increase in operating lease assets and liabilities	8.3	7.7
Increase in deferred revenues	9.3	1.1
Decrease in income taxes	(0.1)	(3.5)
Other, net	5.9	2.0
Net cash flow provided by operating activities	50.7	83.5

Investing activities:
Capital expenditures	(31.9)	(39.6)
Acquisitions	(13.6)	(34.4)
MTA franchise rights	(7.3)	(10.7)
Net proceeds from dispositions	2.7	2.2
Return of investment in investee companies	0.8	—
Net cash flow used for investing activities	(49.3)	(82.5)

Financing activities:
Proceeds from long-term debt borrowings	895.0	705.0
Repayments of long-term debt borrowings	(495.0)	(55.0)
Proceeds from borrowings under short-term debt facilities	15.0	30.0
Repayments of borrowings under short-term debt facilities	(130.0)	(190.0)
Payments of deferred financing costs	(7.5)	(8.6)
Proceeds from Series A Preferred Stock issuances	383.9	—
Proceeds from shares issued under the ATM Program	—	50.9
Taxes withheld for stock-based compensation	(12.0)	(7.7)
Dividends	(61.1)	(103.9)
Net cash flow provided by financing activities	588.3	420.7

OUTFRONT Media Inc.
Consolidated Statements of Cash Flows (Continued)
(Unaudited)

	Six Months Ended
	June 30,
(in millions)	2020	2019
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1.0)	0.4
Net increase in cash, cash equivalents and restricted cash	588.7	422.1
Cash, cash equivalents and restricted cash at beginning of period	60.9	54.1
Cash, cash equivalents and restricted cash at end of period	$649.6	$476.2

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$2.1	$5.3
Cash paid for interest	60.1	64.3

Non-cash investing and financing activities:
Accrued purchases of property and equipment	$7.1	$11.4
Accrued MTA franchise rights	2.7	3.3
Taxes withheld for stock-based compensation	0.1	—
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

The COVID-19 pandemic and the related preventative measures taken to help curb the spread, have had, and may continue to have, a significant impact on the global economy and our business. In order to preserve financial flexibility and increase liquidity in light of the current uncertainty in the global economy and our business resulting from the COVID-19 pandemic, we undertook the following actions, among others: borrowed nearly all of the remaining available amount under the Revolving Credit Facility (as defined below), which was repaid in full as of June 30, 2020, using the net proceeds from the offering of the Notes (as defined below) and cash on hand, and amended the Credit Agreement (as defined below) to modify the calculation of the Company’s financial maintenance covenant ratio (see Note 9. Debt to the Consolidated Financial Statements), completed the Private Placement (as defined below) (see Note 10. Equity to the Consolidated Financial Statements) and reduced capital expenditures and expenses through cost savings initiatives. Given the uncertainty around the severity and duration of the COVID-19 pandemic and the measures taken, or may be taken, in response to the COVID-19 pandemic, the Company cannot reasonably estimate the full impact of the COVID-19 pandemic on our business, financial condition and results of operations at this time, which may be material.

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

We have recorded a Provision for doubtful accounts of $3.2 million in the three months ended June 30, 2020, and $11.3 million in the six months ended June 30, 2020, for all receivables, which includes an estimate of the impact from the COVID-19 pandemic on future collections.

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

Note 3. Restricted Cash

We have an escrow agreement in connection with one of our transit franchise contracts, which requires us to deposit funds into an escrow account to fund capital expenditures over the term of the transit franchise contract. As of June 30, 2020, we have $1.8 million of restricted cash deposited in the escrow account.

	As of
(in millions)	June 30, 2020	June 30, 2019	December 31, 2019
Cash and cash equivalents	$647.8	$474.8	$59.1
Restricted cash	1.8	1.4	1.8
Cash, cash equivalents and restricted cash	$649.6	$476.2	$60.9

Note 4. Property and Equipment, Net

The table below presents the balances of major classes of assets and accumulated depreciation.

		As of
(in millions)	Estimated Useful Lives	June 30, 2020	December 31, 2019
Land		$98.1	$98.8
Buildings	20 to 40 years	47.6	50.4
Advertising structures	5 to 20 years	1,869.9	1,866.1
Furniture, equipment and other	3 to 10 years	162.3	153.1
Construction in progress		30.2	25.4
		2,208.1	2,193.8
Less: Accumulated depreciation		1,550.3	1,527.6
Property and equipment, net		$657.8	$666.2

Depreciation expense was $21.2 million in the three months ended June 30, 2020, $21.4 million in the three months ended June 30, 2019, $42.2 million in the six months ended June 30, 2020, and $42.5 million in the six months ended June 30, 2019.

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

Goodwill

In the first quarter of 2020, we performed a qualitative assessment to determine if there has been a triggering event and impairment of goodwill as a result of the COVID-19 pandemic. As a result of the analysis performed, we determined that it was not “more likely than not” that the carrying value of any of our reporting units exceeded their fair value and no further evaluation of goodwill was necessary. We did not identify a triggering event in the second quarter of 2020.

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

Our identifiable intangible assets consist of the following:

(in millions)	Gross	Accumulated Amortization	Net
As of June 30, 2020:
Permits and leasehold agreements	$1,185.4	$(755.7)	$429.7
Franchise agreements	503.6	(379.2)	124.4
Other intangible assets	45.6	(40.4)	5.2
Total intangible assets	$1,734.6	$(1,175.3)	$559.3

As of December 31, 2019:
Permits and leasehold agreements	$1,153.3	$(735.7)	$417.6
Franchise agreements	497.4	(371.1)	126.3
Other intangible assets	47.1	(40.1)	7.0
Total intangible assets	$1,697.8	$(1,146.9)	$550.9

All of our intangible assets, except goodwill, are subject to amortization. Amortization expense was $21.7 million in the three months ended June 30, 2020, and $27.6 million in the three months ended June 30, 2019, which includes the amortization of direct lease acquisition costs of $6.3 million in the three months ended June 30, 2020, and $13.0 million in the three months ended June 30, 2019. Amortization expense was $48.0 million in the six months ended June 30, 2020, and $52.3 million in the six months ended June 30, 2019, which includes the amortization of direct lease acquisition costs of $17.6 million in the six months ended June 30, 2020, and $23.3 million in the six months ended June 30, 2019. Direct lease acquisition costs are amortized on a straight-line basis over the related customer lease term, which generally ranges from four weeks to one year.

New York Metropolitan Transportation Authority (the “MTA”) Agreement

In the first quarter of 2020, we identified the COVID-19 pandemic as a trigger for an impairment review of our Prepaid MTA equipment deployment costs and related intangible assets. After updating our projections to reflect related declines in revenues in 2020 and delays in our anticipated deployment schedule as a result of the impact of the COVID-19 pandemic, among other things, no impairment was identified. In the second quarter of 2020, we updated our projections in connection with the amendment to the MTA agreement (see Note 18. Commitments and Contingencies to the Consolidated Financial Statements) and did not identify a triggering event for an impairment review of our Prepaid MTA equipment deployment costs. It’s unlikely we will recoup any costs in 2020, and as of June 30, 2020, we have reclassified almost all amounts previously included in current Prepaid MTA equipment deployment costs to non-current Prepaid MTA equipment deployment costs on the Consolidated Statement of Financial Position.

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)
Note 6. Leases

Lessee

As of June 30, 2020, we have operating lease assets of $1.5 billion, short-term operating lease liabilities of $182.2 million and non-current operating lease liabilities of $1.3 billion. As of December 31, 2019, we had operating lease assets of $1.5 billion, short-term operating lease liabilities of $168.3 million and non-current operating lease liabilities of $1.3 billion. As of June 30, 2020, the weighted-average remaining lease term was 10.2 years and the weighted-average discount rate was 5.7%.

For the three months ended June 30, 2020, we recorded operating lease costs of $93.3 million in Operating expenses and $2.1 million in Selling, general and administrative expenses. For the three months ended June 30, 2020, these costs include $14.6 million of variable operating lease costs. For the three months ended June 30, 2019, we recorded operating lease costs of $102.6 million in Operating expenses and $2.3 million in Selling, general and administrative expenses. For the three months ended June 30, 2019, these costs include $20.4 million of variable operating lease costs. For the six months ended June 30, 2020, we recorded operating lease costs of $195.8 million in Operating expenses and $4.3 million in Selling, general and administrative expenses. For the six months ended June 30, 2020, these costs include $36.7 million of variable operating lease costs. For the six months ended June 30, 2019, we recorded operating lease costs of $197.0 million in Operating expenses and $4.4 million in Selling, general and administrative expenses. For the six months ended June 30, 2019, these costs include $39.9 million of variable operating lease costs. For each of the three and six months ended June 30, 2020 and 2019, sublease income was immaterial.

For the six months ended June 30, 2020, cash paid for operating leases was $199.0 million and leased assets obtained in exchange for new operating lease liabilities was $116.4 million. For the six months ended June 30, 2019, cash paid for operating leases was $195.5 million and leased assets obtained in exchange for new operating lease liabilities was $252.5 million.

Lessor

We recorded rental income of $182.0 million for the three months ended June 30, 2020, $296.1 million for the three months ended June 30, 2019, $444.3 million on for the six months ended June 30, 2020, and $538.1 million for the six months ended June 30, 2019, in Revenues on our Consolidated Statement of Operations.

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

(in millions)
As of December 31, 2019	$35.1
Accretion expense	1.3
Additions	0.2
Liabilities settled	(1.2)
Foreign currency translation adjustments	(0.2)
As of June 30, 2020	$35.2

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)
Note 8. Related Party Transactions

We have a 50% ownership interest in two joint ventures that operate transit shelters in the greater Los Angeles area and Vancouver, and four joint ventures which currently operate a total of 9 billboard displays in New York and Boston. All of these joint ventures are accounted for as equity investments. These investments totaled $12.6 million as of June 30, 2020, and $15.4 million as of December 31, 2019, and are included in Other assets on the Consolidated Statements of Financial Position. We provided sales and management services to these joint ventures and recorded management fees in Revenues on the Consolidated Statement of Operations of $1.0 million in the three months ended June 30, 2020, $2.2 million in the three months ended June 30, 2019, $2.5 million in the six months ended June 30, 2020, and $3.9 million in the six months ended June 30, 2019.

Note 9. Debt

Debt, net, consists of the following:

	As of
(in millions, except percentages)	June 30, 2020	December 31, 2019
Short-term debt:
AR Facility	$—	$105.0
Repurchase Facility	80.0	90.0
Total short-term debt	80.0	195.0

Long-term debt:
Term loan, due 2026	597.7	597.5

Senior unsecured notes:
5.625% senior unsecured notes, due 2024	501.5	501.7
6.250% senior unsecured notes, due 2025	400.0	—
5.000% senior unsecured notes, due 2027	650.0	650.0
4.625% senior unsecured notes, due 2030	500.0	500.0
Total senior unsecured notes	2,051.5	1,651.7

Debt issuance costs	(30.8)	(27.1)
Total long-term debt, net	2,618.4	2,222.1

Total debt, net	$2,698.4	$2,417.1

Weighted average cost of debt	4.5%	4.5%

Term Loan

The interest rate on the term loan due in 2026 (the “Term Loan”) was 1.9% per annum as of June 30, 2020. As of June 30, 2020, a discount of $2.3 million on the Term Loan remains unamortized. The discount is being amortized through Interest expense, net, on the Consolidated Statement of Operations.

Revolving Credit Facility

We also have a $500.0 million revolving credit facility, which matures in 2024 (the “Revolving Credit Facility,” together with the Term Loan, the “Senior Credit Facilities”).

As of June 30, 2020, there were no outstanding borrowings under the Revolving Credit Facility.

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)
The commitment fee based on the amount of unused commitments under the Revolving Credit Facility was $0.3 million in the three months ended June 30, 2020, $0.3 million in the three months ended June 30, 2019, $0.6 million in the six months ended June 30, 2020, and $0.7 million in the six months ended June 30, 2019. As of June 30, 2020, we had issued letters of credit totaling approximately $1.6 million against the letter of credit facility sublimit under the Revolving Credit Facility.

Standalone Letter of Credit Facilities

As of June 30, 2020, we had issued letters of credit totaling approximately $71.0 million under our aggregate $78.0 million standalone letter of credit facilities. The total fees under the letter of credit facilities were immaterial in each of the three and six months ended June 30, 2020 and 2019.

Accounts Receivable Securitization Facilities

As of June 30, 2020, we have a revolving accounts receivable securitization facility (the “AR Facility”), which terminates in June 2022, unless further extended, and a 364-day uncommitted structured repurchase facility (the “Repurchase Facility” and together with the AR Facility, the “AR Securitization Facilities”), which now terminates in June 2021, as described below, unless further extended.

On June 18, 2020, the Company, certain subsidiaries of the Company and MUFG Bank, Ltd. (“MUFG”) entered into amendments to certain of the agreements governing the Repurchase Facility, pursuant to which the Company, among other things, (i) decreased the maximum borrowing capacity under the Repurchase Facility from $90.0 million to $80.0 million; and (ii) extended the term of the Repurchase Facility so that it will now terminate on June 29, 2021, unless further extended.

In connection with the AR Securitization Facilities, Outfront Media LLC and Outfront Media Outernet Inc., each a wholly-owned subsidiary of the Company, and certain of the Company’s taxable REIT subsidiaries (“TRSs”) (the “Originators”), will sell and/or contribute their respective existing and future accounts receivable and certain related assets to either Outfront Media Receivables LLC, a special purpose vehicle and wholly-owned subsidiary of the Company relating to the Company’s qualified REIT subsidiary accounts receivable assets (the “QRS SPV”) or Outfront Media Receivables TRS, LLC a special purpose vehicle and wholly-owned subsidiary of the Company relating to the Company’s TRS accounts receivable assets (the “TRS SPV” and together with the QRS SPV, the “SPVs”). The SPVs may transfer undivided interests in their respective accounts receivable assets to certain purchasers from time to time (the “Purchasers”). The SPVs are separate legal entities with their own separate creditors who will be entitled to access the SPVs’ assets before the assets become available to the Company. Accordingly, the SPVs’ assets are not available to pay creditors of the Company or any of its subsidiaries, although collections from the receivables in excess of amounts required to repay the Purchasers and other creditors of the SPVs may be remitted to the Company. Outfront Media LLC will service the accounts receivables on behalf of the SPVs for a fee. The Company has agreed to guarantee the performance of the Originators and Outfront Media LLC, in its capacity as servicer, of their respective obligations under the agreements governing the AR Facility. Neither the Company, the Originators nor the SPVs guarantee the collectability of the receivables under the AR Facility. Further, the TRS SPV and the QRS SPV are jointly and severally liable for their respective obligations under the agreements governing the AR Facility.

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

As of June 30, 2020, there were no outstanding borrowings under the AR Facility and $80.0 million of outstanding borrowings under the Repurchase Facility, at a borrowing rate of approximately 1.9%. As of June 30, 2020, there was no borrowing capacity remaining under the AR Facility based on approximately $237.9 million of accounts receivable used as collateral for the AR Securitization Facilities and a related voluntary temporary suspension of the AR Facility, and there was no borrowing capacity remaining under the Repurchase Facility, in accordance with the agreements governing the AR Securitization Facilities. The commitment fee based on the amount of unused commitments under the AR Facility was immaterial for each of the three and six months ended June 30, 2020 and 2019.

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)
Senior Unsecured Notes

On May 15, 2020, two of our wholly-owned subsidiaries, Outfront Media Capital LLC (“Finance LLC”) and Outfront Media Capital Corporation (“Finance Corp” and, together with Finance LLC, the “Borrowers”), issued $400.0 million aggregate principal amount of 6.250% Senior Unsecured Notes due 2025 (the “Notes”) in a private placement. The Notes are fully and unconditionally guaranteed on a senior unsecured basis by the Company and each of its direct and indirect domestic subsidiaries that guarantee the Senior Credit Facilities. Interest on the Notes is payable on June 15 and December 15 of each year, beginning on December 15, 2020. On or after June 15, 2022, the Borrowers may redeem at any time, or from time to time, some or all of the Notes. Prior to such date, the Borrowers may redeem up to 40% of the aggregate principal amount of the aggregate principal amount with the net proceeds of certain equity offerings, provided that at least 50% of the aggregate principal amount of the Notes remain outstanding after the redemption.

In May 2020, we used the net proceeds from the Notes, together with cash on hand, to repay $400.0 million of outstanding borrowings under our Revolving Credit Facility and to pay fees and expenses in connection with the offering of the Notes.

As of June 30, 2020, a premium of $1.5 million on $100.0 million aggregate principal amount of the 5.625% Senior Unsecured Notes due 2024, remains unamortized. The premium is being amortized through Interest expense, net, on the Consolidated Statement of Operations.

Debt Covenants

Our credit agreement, dated as of January 31, 2014 (as amended, supplemented or otherwise modified, the “Credit Agreement”), governing the Senior Credit Facilities, the agreements governing the AR Securitization Facilities, and the indentures governing our senior unsecured notes contain customary affirmative and negative covenants, subject to certain exceptions, including but not limited to those that restrict the Company’s and its subsidiaries’ abilities to (i) pay dividends on, repurchase or make distributions in respect to the Company’s or its wholly-owned subsidiary, Outfront Media Capital LLC’s (“Finance LLC’s”) capital stock or make other restricted payments other than dividends or distributions necessary for us to maintain our REIT status, subject to certain conditions and exceptions, (ii) enter into agreements restricting certain subsidiaries’ ability to pay dividends or make other intercompany or third-party transfers, and (iii) incur additional indebtedness. One of the exceptions to the restriction on our ability to incur additional indebtedness is satisfaction of a Consolidated Total Leverage Ratio, which is the ratio of our consolidated total debt to our Consolidated EBITDA (as defined in the Credit Agreement) for the trailing four consecutive quarters, of no greater than 6.0 to 1.0. As of June 30, 2020, our Consolidated Total Leverage Ratio was 6.7 to 1.0 in accordance with the Credit Agreement.

The terms of the Credit Agreement (and under certain circumstances, the agreements governing the AR Securitization Facilities) require that we maintain a Consolidated Net Secured Leverage Ratio, which is the ratio of (i) our consolidated secured debt (less up to $150.0 million of unrestricted cash) to (ii) our Consolidated EBITDA (as defined in the Credit Agreement) for the trailing four consecutive quarters, of no greater than 4.5 to 1.0. As of June 30, 2020, our Consolidated Net Secured Leverage Ratio was 1.0 to 1.0 in accordance with the Credit Agreement. As of June 30, 2020, we are in compliance with our debt covenants.

On April 15, 2020, the Company, along with the Borrowers, and other guarantor subsidiaries party thereto, entered into an amendment (the “Amendment”) to the Credit Agreement. The Amendment provides that for the period from April 15, 2020 through September 30, 2021 (i) the Company’s Consolidated Net Secured Leverage Ratio shall be calculated by substituting the Company’s Consolidated EBITDA for each of the quarterly periods ended June 30, 2020 and September 30, 2020, included in any last twelve month compliance testing period, with the Company’s historical Consolidated EBITDA for each of the quarterly periods ended June 30, 2019 and September 30, 2019, respectively; and (ii) the Company will not make any Restricted Payments (as defined in the Credit Agreement) without the consent of the applicable lenders under the Credit Agreement, subject to certain exceptions such as payments necessary to maintain the Company’s REIT status, including any payments on any class of the Company’s capital stock that is required to be made prior to the payment of a dividend or distribution on the Company’s common stock and the Company’s existing payment obligations to holders of the Class A equity interests in Outfront Canada (as defined in Note 10. Equity to the Consolidated Financial Statements).

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)
Deferred Financing Costs

As of June 30, 2020, we had deferred $36.1 million in fees and expenses associated with the Term Loan, Revolving Credit Facility, AR Securitization Facilities and our senior unsecured notes. We are amortizing the deferred fees through Interest expense, net, on our Consolidated Statement of Operations over the respective terms of the Term Loan, Revolving Credit Facility, AR Securitization Facilities and our senior unsecured notes.

Interest Rate Swap Agreements

We have several interest rate cash flow swap agreements to effectively convert a portion of our LIBOR-based variable rate debt to a fixed rate and hedge our interest rate risk related to such variable rate debt. The fair value of these swap positions was a net liability of approximately $8.3 million as of June 30, 2020, and $4.6 million as of December 31, 2019, and is included in Other liabilities on our Consolidated Statement of Financial Position.

As of June 30, 2020, under the terms of the agreements, we will pay interest based on an aggregate notional amount of $200.0 million, under a weighted-average fixed interest rate of 2.7%, with a receive rate of one-month LIBOR and which mature at various dates until June 30, 2022. The one-month LIBOR rate was approximately 0.2% as of June 30, 2020.

Fair Value

Under the fair value hierarchy, observable inputs such as unadjusted quoted prices in active markets for identical assets or liabilities are defined as Level 1; observable inputs other than quoted prices included within Level 1 that are either directly or indirectly observable for the asset or liability are defined as Level 2; and unobservable inputs for the asset or liability are defined as Level 3. The aggregate fair value of our debt, which is estimated based on quoted market prices of similar liabilities, was approximately $2.6 billion as of June 30, 2020, and $2.5 billion as of December 31, 2019. The fair value of our debt as of both June 30, 2020, and December 31, 2019, is classified as Level 2. The aggregate fair value loss associated with our interest rate cash flow swap agreements was approximately $8.3 million as of June 30, 2020, and $4.6 million as of December 31, 2019. The aggregate fair value of our interest rate cash flow swap agreements as of both June 30, 2020 and December 31, 2019, is classified as Level 2.

Note 10. Equity

As of June 30, 2020, 450,000,000 shares of our common stock, par value $0.01 per share, were authorized; 144,408,052 shares were issued and outstanding; and 50,000,000 shares of our preferred stock, par value $0.01 per share, were authorized with 400,000 shares of our Series A Convertible Perpetual Preferred Stock (the “Series A Preferred Stock”) issued and outstanding.

On April 20 2020 (the “Closing Date”), the Company issued and sold an aggregate of 400,000 shares of Series A Preferred Stock, par value $0.01 per share, at a purchase price of $1,000 per share, for an aggregate purchase price of $400.0 million (the “Private Placement”) to certain affiliates of Providence Equity Partners LLC (collectively, the “Providence Purchasers”) and ASOF Holdings L.L.P. and Ares Capital Corporation (collectively, the “Ares Purchasers” and, together with the Providence Purchasers, the “Purchasers”).

The Series A Preferred Stock ranks senior to the shares of the Company’s common stock, par value $0.01 per share, with respect to dividend and distribution rights. Holders of the Series A Preferred Stock are entitled to a cumulative dividend accruing at the initial rate of 7.0% per year, payable quarterly in arrears. The dividend rate will increase by an additional 0.75% annually following the eighth anniversary of the Closing Date and is subject to increases under certain other circumstances as set forth in the Articles Supplementary, effective as of April 20, 2020 (the “Articles”). Dividends may, at the option of the Company, be paid in cash, in-kind, through the issuance of additional shares of Series A Preferred Stock or a combination of cash and in-kind, until the eighth anniversary of the Closing Date, after which time dividends will be payable solely in cash. So long as any shares of Series A Preferred Stock remain outstanding, the Company may not declare a dividend on, or make any distributions relating to, capital stock that ranks junior to, or on a parity basis with, the Series A Preferred Stock, subject to certain exceptions, including but not limited to (i) any dividend or distribution in cash or capital stock of the Company on or in respect of the capital stock of the Company to the extent that such dividend or distribution is necessary to maintain the Company’s status as a REIT; and (ii) any dividend or distribution in cash in respect of our common stock that, together with the dividends or distributions during the 12-month period immediately preceding such dividend or distribution, is not in excess of 5% of the aggregate dividends or distributions paid by the Company necessary to maintain its REIT status during such 12-

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)
month period. Following the one-year anniversary of the Closing Date, if all or any portion of the dividends or distributions is paid in respect of the shares of our common stock in cash, the shares of Series A Preferred Stock will participate in such dividends or distributions on an as-converted basis up to the amount of their accrued dividend on the Series A Preferred Stock for such quarter, which amounts will reduce the dividends payable on the shares of Series A Preferred Stock dollar-for-dollar for such quarter.

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

During the three months ended June 30, 2020, we paid cash dividends of $5.5 million on the Series A Preferred Stock. As of June 30, 2020, the maximum number of shares of common stock that could be required to be issued on conversion of the outstanding shares of Series A Preferred Stock was 25.0 million shares.

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

During the six months ended June 30, 2020, we made distributions of $0.4 million to holders of the Class A equity interests, which are recorded in Dividends on our Consolidated Statements of Equity and Consolidated Statements of Cash Flows. As of June 30, 2020, 1,026,727 Class A equity interests have been redeemed for shares of the Company’s common stock.

We have a sales agreement in connection with an “at-the-market” equity offering program (the “ATM Program”), under which we may, from time to time, issue and sell shares of our common stock up to an aggregate offering price of $300.0 million. We have no obligation to sell any of our common stock under the sales agreement and may at any time suspend solicitations and offers under the sales agreement. No shares were sold under the ATM Program during both the three and six months ended June 30, 2020. As of June 30, 2020, we had approximately $232.5 million of capacity remaining under the ATM Program.

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)
Note 11. Revenues

The following table summarizes revenues by source:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2020	2019	2020	2019
Billboard:
Static displays	$149.5	$229.1	$350.6	$423.4
Digital displays	31.3	66.2	91.7	113.2
Other	7.7	10.5	17.1	20.2
Billboard revenues	188.5	305.8	459.4	556.8
Transit:
Static displays	22.9	97.1	88.0	176.1
Digital displays	6.6	28.4	34.3	45.0
Other	3.4	12.9	10.8	21.7
Total transit revenues	32.9	138.4	133.1	242.8
Sports marketing and other	11.5	15.7	25.7	32.0
Transit and other revenues	44.4	154.1	158.8	274.8
Total revenues	$232.9	$459.9	$618.2	$831.6

Rental income was $182.0 million in the three months ended June 30, 2020, $296.1 million in the three months ended June 30, 2019, $444.3 million in the six months ended June 30, 2020, and $538.1 million in the six months ended June 30, 2019, and is recorded in Billboard revenues on the Consolidated Statement of Operations.

The following table summarizes revenues by geography:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2020	2019	2020	2019
United States:
Billboard	$181.4	$285.1	$437.9	$521.3
Transit and other	32.1	134.5	130.3	236.7
Sports marketing and other	11.5	15.7	25.7	32.0
Total United States revenues	225.0	435.3	593.9	790.0
Canada	7.9	24.6	24.3	41.6
Total revenues	$232.9	$459.9	$618.2	$831.6

We recognized substantially all of the Deferred revenues on the Consolidated Statement of Financial Position as of December 31, 2019, during the three months ended March 31, 2020.

Note 12. Restructuring Charges

In order to preserve financial flexibility, increase liquidity and reduce expenses in light of the current uncertainty in the global economy and our business as a result of the COVID-19 pandemic, on May 5, 2020, we announced a workforce reduction in the U.S. and notified approximately 70 employees of their termination. On June 15, 2020, we announced a workforce reduction in Canada and notified approximately 20 employees of their termination.

As of June 30, 2020, $3.2 million in restructuring reserves remain outstanding and is included in Other current liabilities on the Consolidated Statement of Financial Position. For the three and six months ended June 30, 2020, we recorded restructuring charges of $4.7 million, of which $3.0 million was recorded in our U.S. Media segment, $0.7 million was recorded in Other,

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)
and $1.0 million was recorded in Corporate. Restructuring charges were composed of severance charges associated with the workforce reductions, including $0.9 million for stock-based compensation. For the six months ended June 30, 2019, we recorded restructuring charges of $0.3 million associated with the elimination of a corporate management position.

Note 13. Acquisitions

We completed several asset acquisitions for a total purchase price of approximately $13.6 million in the six months ended June 30, 2020, and $29.4 million in the six months ended June 30, 2019.

In the second quarter of 2018, we entered into an agreement to acquire 14 digital and seven static billboard displays in California for a total estimated purchase price of $35.4 million. In the second quarter of 2019, we completed this acquisition except with respect to four digital displays, which we expect to acquire in 2022 for an estimated purchase price of $9.2 million, subject to customary closing conditions and the timing of site development.

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

Note 14. Stock-Based Compensation

The following table summarizes our stock-based compensation expense for the three and six months ended June 30, 2020 and 2019.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2020	2019	2020	2019
Stock-based compensation expenses (restricted share units (“RSUs”) and performance-based RSUs (“PRSUs”)), before income taxes	$6.1	$5.5	$11.9	$10.8
Tax benefit	(0.3)	(0.4)	(0.7)	(0.7)
Stock-based compensation expense, net of tax	$5.8	$5.1	$11.2	$10.1

As of June 30, 2020, total unrecognized compensation cost related to non-vested RSUs and PRSUs was $35.3 million, which is expected to be recognized over a weighted average period of 2.1 years.

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)
RSUs and PRSUs

The following table summarizes activity for the six months ended June 30, 2020, of RSUs and PRSUs issued to our employees.

	Activity	Weighted Average Per Share Grant Date Fair Market Value
Non-vested as of December 31, 2019	2,024,768	$22.09
Granted:
RSUs	751,308	29.91
PRSUs	323,771	29.60
Vested:
RSUs	(653,685)	22.88
PRSUs	(298,824)	22.53
Forfeitures:
RSUs	(18,026)	24.87
PRSUs	(1,958)	30.63
Non-vested as of June 30, 2020	2,127,354	25.66

Stock Options

The following table summarizes activity for the six months ended June 30, 2020, of stock options issued to our employees.

	Activity	Weighted Average Exercise Price
Outstanding as of December 31, 2019	126,528	$24.57
Exercised	(23,115)	16.43
Outstanding as of June 30, 2020	103,413	26.39

Exercisable as of June 30, 2020	103,413	26.39

As of June 30, 2020, all exercisable stock options issued to our employees were out-of-the-money based on the closing stock price of our common stock of $14.17.

Note 15. Retirement Benefits

The following table presents the components of net periodic pension cost and amounts recognized in other comprehensive income (loss) for our pension plans:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2020	2019	2020	2019
Components of net periodic pension cost:
Service cost	$0.3	$0.4	$0.7	$0.9
Interest cost	0.6	0.5	1.3	1.0
Expected return on plan assets	(0.9)	(0.6)	(2.0)	(1.3)
Amortization of net actuarial losses(a)	0.2	0.1	0.5	0.3
Net periodic pension cost	$0.2	$0.4	$0.5	$0.9

(a)Reflects amounts reclassified from accumulated other comprehensive income to net income.

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)

In the six months ended June 30, 2020, we contributed $0.7 million to our pension plans. In 2020, we expect to contribute approximately $1.4 million to our pension plans.

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

In the six months ended June 30, 2020 and 2019, our effective tax rate differed from the U.S. federal statutory income tax rate primarily due to our REIT status, including the dividends paid deduction, the impact of state and local taxes, and the effect of foreign operations.

Note 17. Earnings Per Share (“EPS”)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2020	2019	2020	2019
Net income (loss) available for common stockholders	$(57.9)	$50.3	$(51.8)	$56.4
Less: Distributions to holders of Series A Preferred Stock	5.5	—	5.5	—
Less: Distributions to holders of Class A equity interests of a subsidiary	—	0.5	0.4	1.1
Less: Undistributed earnings allocable to Class A equity interests of a subsidiary	—	0.1	—	—
Net income (loss) available for common stockholders, basic and diluted	$(63.4)	$49.7	$(57.7)	$55.3

Weighted average shares for basic EPS	144.4	142.3	144.1	141.5
Dilutive potential shares from grants of RSUs, PRSUs and stock options(a)	—	0.6	—	0.5
Weighted average shares for diluted EPS	144.4	142.9	144.1	142.0

(a)The potential impact of an aggregate 1.8 million granted RSUs, PRSUs and stock options in the three months ended June 30, 2020, 0.1 million granted RSUs, PRSUs and stock options in the three months ended June 30, 2019, 1.0 million granted RSUs, PRSUs and stock options in the six months ended June 30, 2020, and 0.1 million granted RSUs, PRSUs and stock options in the six months ended June 30, 2019, were antidilutive.
(b)The potential impact of 19.8 million shares of our common stock issuable upon conversion of our Series A Preferred Stock in the three months ended June 30, 2020, and 9.9 million shares of our common stock issuable upon conversion of our Series A Preferred Stock in the six months ended June 30, 2020, was antidilutive.
(c)The potential impact of 0.9 million of Class A equity interests of Outfront Canada in the three months ended June 30, 2020, 1.5 million of Class A equity interests of Outfront Canada in the three months ended June 30, 2019, 1.0 million of Class A equity interests of Outfront Canada in the six months ended June 30, 2020, and 1.6 million of Class A equity interests of Outfront Canada in the six months ended June 30, 2019, was antidilutive. (See Note 10. Equity to the Consolidated Financial Statements.)

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

Under the MTA agreement, we are obligated to deploy, over a number of years, (i) 8,565 digital advertising screens on subway and train platforms and entrances, (ii) 37,716 smaller-format digital advertising screens on rolling stock, and (iii) 7,829 MTA communications displays, with such deployment amounts being subject to modification as agreed-upon by us and the MTA. In addition, we are obligated to pay to the MTA the greater of a percentage of revenues or a guaranteed minimum annual payment. Incremental revenues that exceed an annual base revenue amount will be retained by us for the cost of deploying advertising and communications displays throughout the transit system. As presented in the table below, recoupable MTA equipment deployment costs are recorded as Prepaid MTA equipment deployment costs and Intangible assets on our Consolidated Statement of Financial Position, and as these costs are recouped from incremental revenues that the MTA would otherwise be entitled to receive, Prepaid MTA equipment deployment costs will be reduced. If incremental revenues generated over the term of the agreement are not sufficient to cover all or a portion of the equipment deployment costs, the costs will not be recouped, which could have an adverse effect on our business, financial condition and results of operations. We did not recoup any equipment deployment costs in the six months ended June 30, 2020, and it’s unlikely we will recoup equipment deployment costs in 2020. In June 2020, we entered into an amendment to the MTA agreement, pursuant to which (i) for up to $143.0 million of MTA equipment deployment costs to be incurred under the MTA agreement after June 2020, the MTA and the Company will directly pay 70% and 30% of the costs, respectively, instead of the costs being recoupable from incremental revenues generated under the agreement, and (ii) any guaranteed minimum annual payment amounts that would have been paid for the period from April 1, 2020 through December 31, 2020 (less any revenue share amounts actually paid during this period using an increased revenue share percentage of 65%) will instead be added in equal increments to the guaranteed minimum annual payment amounts owed for the period from January 1, 2022, through December 31, 2026. In connection with the amendment to the MTA Agreement and in coordination with the MTA, after suspending our deployment of advertising and communications displays throughout the transit system in March 2020 as a result of the impact of the COVID-19 pandemic, we recommenced deployment in the third quarter of 2020. In addition, in the first quarter of 2020, we identified the COVID-19 pandemic as a trigger for impairment review of our Prepaid MTA equipment deployment costs and related intangible assets, and after performing an analysis, no impairment was identified. In the second quarter of 2020, we updated our projections in connection with the amendment to the MTA agreement, and did not identify a triggering event for an impairment review of our Prepaid MTA equipment deployment costs. (See Note 5. Long-Lived Assets: MTA Agreement to the Consolidated Financial Statements.) As of June 30, 2020, 5,350 digital displays had been installed, of which 97 installations occurred in the three months ended June 30, 2020, for a total of 773 installations in the six months ended June 30, 2020.

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)

(in millions)	Beginning Balance	Deployment Costs Incurred	Recoupment	Amortization	Ending Balance
Six months ended June 30, 2020:
Prepaid MTA equipment deployment costs	$171.5	$28.3	$—	$—	$199.8
Intangible assets (franchise agreements)	38.3	6.0	—	(2.7)	41.6
Total	$209.8	$34.3	$—	$(2.7)	$241.4

Year ended December 31, 2019:
Prepaid MTA equipment deployment costs	$79.5	$124.2	$(32.2)	$—	$171.5
Intangible assets (franchise agreements)	14.8	26.6	—	(3.1)	38.3
Total	$94.3	$150.8	$(32.2)	$(3.1)	$209.8

Letters of Credit

We have indemnification obligations with respect to letters of credit and surety bonds primarily used as security against non-performance in the normal course of business. As of June 30, 2020, the outstanding letters of credit were approximately $72.6 million and outstanding surety bonds were approximately $161.5 million, and were not recorded on the Consolidated Statements of Financial Position.

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

The following tables set forth our financial performance by segment.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2020	2019	2020	2019
Revenues:
U.S. Media	$213.5	$419.6	$568.2	$758.0
Other	19.4	40.3	50.0	73.6
Total revenues	$232.9	$459.9	$618.2	$831.6

We present Operating income (loss) before Depreciation, Amortization, Net (gain) loss on dispositions, Stock-based compensation and Restructuring charges (“Adjusted OIBDA”) as the primary measure of profit and loss for our operating segments.

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2020	2019	2020	2019
Net income (loss) before allocation to non-controlling interests	$(58.0)	$50.3	$(51.7)	$56.4
(Benefit) provision for income taxes	(1.5)	6.2	(3.2)	5.2
Equity in earnings of investee companies, net of tax	0.3	(1.7)	(0.1)	(2.5)
Interest expense, net	33.3	33.9	63.1	66.6
Other loss, net	—	—	(0.2)	(0.1)
Operating income (loss)	(25.9)	88.7	7.9	125.6
Restructuring charges	4.7	—	4.7	0.3
Net (gain) loss on dispositions	(5.2)	0.4	(5.3)	(1.1)
Depreciation and amortization	42.9	49.0	90.2	94.8
Stock-based compensation	5.2	5.5	11.0	10.8
Total Adjusted OIBDA	$21.7	$143.6	$108.5	$230.4

Adjusted OIBDA:
U.S. Media	$37.4	$145.8	$128.2	$240.4
Other	(5.4)	8.8	(4.9)	10.0
Corporate	(10.3)	(11.0)	(14.8)	(20.0)
Total Adjusted OIBDA	$21.7	$143.6	$108.5	$230.4

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2020	2019	2020	2019
Operating income (loss):
U.S. Media	$(3.9)	$101.9	$43.5	$157.4
Other	(5.5)	3.3	(8.8)	(0.7)
Corporate	(16.5)	(16.5)	(26.8)	(31.1)
Total operating income (loss)	$(25.9)	$88.7	$7.9	$125.6

Net (gain) loss on dispositions:
U.S. Media	$(1.1)	$0.2	$(1.2)	$(1.3)
Other	(4.1)	0.2	(4.1)	0.2
Total (gain) loss on dispositions	$(5.2)	$0.4	$(5.3)	$(1.1)

Depreciation and amortization:
U.S. Media	$39.4	$43.7	$82.9	$84.3
Other	3.5	5.3	7.3	10.5
Total depreciation and amortization	$42.9	$49.0	$90.2	$94.8

Capital expenditures:
U.S. Media	$13.6	$21.0	$30.9	$38.3
Other	0.1	0.5	1.0	1.3
Total capital expenditures	$13.7	$21.5	$31.9	$39.6

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)

	As of
(in millions)	June 30, 2020	December 31, 2019
Assets:
U.S. Media	$5,021.3	$5,077.1
Other	258.4	284.0
Corporate	607.4	21.2
Total assets	$5,887.1	$5,382.3

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

U.S. Media. Our U.S. Media segment generated 11% of its revenues in the New York City metropolitan area in the three months ended June 30, 2020, 23% in the three months ended June 30, 2019, 18% in the six months ended June 30, 2020 and 23% in the six months ended June 30, 2019, and generated 15% in the Los Angeles metropolitan area in the three months ended June 30, 2020, 15% in the three months ended June 30, 2019, 15% in the six months ended June 30, 2020 and 16% in the six months ended June 30, 2019. In the three months ended June 30, 2020, our U.S. Media segment generated $213.5 million of Revenues and $37.4 million of Operating income before Depreciation, Amortization, Net gain on dispositions, Stock-based compensation and Restructuring charges (“Adjusted OIBDA”). In the three months ended June 30, 2019, our U.S. Media segment generated $419.6 million of Revenues and $145.8 million of Adjusted OIBDA. In the six months ended June 30, 2020, our U.S. Media segment generated $568.2 million of Revenues and $128.2 million of Adjusted OIBDA. In the six months ended June 30, 2019, our U.S. Media segment generated $758.0 million of Revenues and $240.4 million of Adjusted OIBDA. (See the “Segment Results of Operations” section of this MD&A.)

Other (includes International and Sports Marketing). In the three months ended June 30, 2020, Other generated $19.4 million of Revenues and an Adjusted OIBDA loss of $5.4 million. In the three months ended June 30, 2019, Other generated $40.3 million of Revenues and $8.8 million of Adjusted OIBDA. In the six months ended June 30, 2020, Other generated $50.0 million of Revenues and an Adjusted OIBDA loss of $4.9 million. In the six months ended June 30, 2019, Other generated $73.6 million of Revenues and $10.0 million of Adjusted OIBDA.

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

As a result of the impact of the COVID-19 pandemic on our business and results of operations, we expect our key performance indicators, total revenues and total expenses to be materially lower in 2020 than historical levels, particularly in our U.S. Media segment and with respect to our transit and other business. Additionally, we expect transit franchise expenses, billboard property lease expenses and posting, maintenance and other expenses, such as rental expenses and minimum annual guarantee payments, to materially increase as a percentage of revenues more than historical levels, as revenues decline in 2020. We expect the impacts described above to be greater in the second quarter of 2020 than in the third and fourth quarters of 2020. Accordingly, results for the three and six months ended June 30, 2020, are not indicative of the results that may be expected for the fiscal year ending December 31, 2020.

In response to the COVID-19 pandemic, we have prioritized the health and safety of our employees and customers by (i) shifting to a secure remote workforce for all personnel other than operations personnel who service our displays and certain other personnel, (ii) implementing deep cleaning, social distancing and other protective policies and practices in accordance with federal, state and local regulations and guidance across all offices and facilities that are open or in the process of reopening, (iii) restricting non-essential business travel, and (iv) communicating frequently with our employees and customers to address any concerns. None of these actions have caused a significant disruption in our ability to manage the continuity of our business or our internal controls. In addition, in order to preserve financial flexibility, increase liquidity and reduce expenses in light of the current uncertainty in the global economy and our business, we have modified our business goals and undertaken the following actions, which should be read in conjunction with the “—Analysis of Results of Operations” and “—Liquidity and Capital Resources” sections of this MD&A:

•Borrowed $470.0 million under the Revolving Credit Facility (as defined below), which was repaid in full as of June 30, 2020, using the net proceeds from the offering of the Notes (as defined below) and cash on hand;

•Accessed the capital markets and raised $400.0 million, before expenses, in the Private Placement (as defined below) and issued $400.0 million aggregate principal amount of 6.250% Senior Unsecured Notes due 2025 (the “Notes”);

•Amended the Credit Agreement (as defined below) to modify the calculation of the Company’s financial maintenance covenant ratio under the Credit Agreement;

•Amended the agreements governing the AR Securitization Facilities (as defined below) to temporarily suspend the AR Facility (as defined below) and extend the Repurchase Facility (as defined below) to June 2021 with a borrowing capacity of $80.0 million, unless further amended and/or extended;

•Suspended our quarterly dividend payments on our common stock, subject to the minimum annual REIT distribution requirement;

•Suspended our deployment of digital transit displays to reduce costs that may or may not be recoverable from customer sales or transit franchise partners, except with respect to the New York Metropolitan Transportation Authority (the “MTA”), with which we recommenced deployment in the third quarter of 2020;

•Reduced maintenance capital expenditures (other than for necessary safety-related projects) and growth capital expenditures for digital billboard display conversions;

•Paused new acquisition activity; and

•Reduced our posting, maintenance and other, and SG&A (as defined below) expenses through restrictions on discretionary expenses, a hiring freeze, workforce reductions, employee furloughs, temporary reductions to certain employee base salaries, and temporary reductions to the base salaries of our Chief Executive Officer and other executive officers by 50% and 20%, respectively, as well as to the cash compensation of our non-employee directors by 20%, to offset expected decreases in revenues in 2020.

In addition, we have engaged, and will continue to engage, in constructive conversations with our billboard ground lease landlords, transit franchise partners and multimedia rights partners to mitigate increases as a percentage of revenues in billboard property lease expenses, transit franchise expenses and posting, maintenance and other expenses.

Though we rely on third parties to manufacture and transport our digital displays, and have not experienced any significant supply chain or logistical disruptions, we do, however, expect delays as a result of the COVID-19 pandemic in receiving digital displays as we reinstate our digital billboard display conversions and deployment of digital transit displays.

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

We have built or converted 23 new digital billboard displays in the United States and 2 in Canada during the six months ended June 30, 2020. Additionally, in the six months ended June 30, 2020, we entered into marketing arrangements to sell advertising on 20 third-party digital billboard displays in the U.S. and 12 in Canada. In the six months ended June 30, 2020, we have built, converted or replaced 884 digital transit and other displays in the United States. As described above, as a result of the COVID-19 pandemic, we reduced our digital billboard display conversions and suspended our deployment of digital transit displays (except with respect to the MTA, with which we recommenced deployment in the third quarter of 2020). The following table sets forth information regarding our digital displays.

	Digital Revenues (in millions) for the Six Months Ended June 30, 2020(a)			Number of Digital Displays as of June 30, 2020(a)
Location	Digital Billboard	Digital Transit and Other	Total Digital Revenues	Digital Billboard Displays	Digital Transit and Other Displays	Total Digital Displays
United States	$83.9	$34.2	$118.1	1,176	7,005	8,181
Canada	7.8	0.1	7.9	202	93	295
Total	$91.7	$34.3	$126.0	1,378	7,098	8,476

(a)Digital display amounts (1) include 2,581 displays reserved for transit agency use and (2) exclude all displays under our multimedia rights agreements with colleges, universities and other educational institutions. Our number of digital displays is impacted by acquisitions, dispositions, management agreements, the net effect of new and lost billboards, and the net effect of won and lost franchises in the period.

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

We have a diversified base of customers across various industries. During the three months ended June 30, 2020, our largest categories of advertisers were professional services, healthcare/pharmaceuticals and retail, which represented approximately 11%, 10% and 8% of our total U.S. Media segment revenues, respectively. During the three months ended June 30, 2019, our largest categories of advertisers were retail, computers/internet and professional services, each of which represented approximately 9%, 8% and 8% of our total U.S. Media segment revenues, respectively. During the six months ended June 30, 2020, our largest categories of advertisers were professional services, healthcare/pharmaceuticals and retail, which represented approximately 10%, 9% and 8% of our total U.S. Media segment revenues, respectively. During the six months ended June 30, 2019, our largest categories of advertisers were retail, professional services and computers/internet, each of which represented approximately 9%, 8% and 8% of our total U.S. Media segment revenues, respectively.

Our large-scale portfolio allows our customers to reach a national audience and also provides the flexibility to tailor campaigns to specific regions or markets. In the three months ended June 30, 2020, we generated approximately 39% of our U.S. Media segment revenues from national advertising campaigns compared to approximately 46% in the same prior-year period. In the six months ended June 30, 2020, we generated approximately 41% of our U.S. Media segment revenues from national advertising campaigns compared to approximately 43% in the same prior-year period.

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

	Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%
(in millions, except percentages)	2020	2019	Change	2020	2019	Change
Revenues	$232.9	$459.9	(49)%	$618.2	$831.6	(26)%
Organic revenues(a)(b)	232.9	459.1	(49)	618.2	830.6	(26)
Operating income (loss)	(25.9)	88.7	*	7.9	125.6	(94)
Adjusted OIBDA(b)	21.7	143.6	(85)	108.5	230.4	(53)
Adjusted OIBDA(b) margin	9%	31%		18%	28%
Funds from operations (“FFO”)(b) attributable to OUTFRONT Media Inc.	(27.9)	90.6	*	16.8	132.7	(87)
Adjusted FFO (“AFFO”)(b) attributable to OUTFRONT Media Inc.	(21.3)	96.3	*	18.7	135.5	(86)
Net income (loss) attributable to OUTFRONT Media Inc.	(57.9)	50.3	*	(51.8)	56.4	*

•Calculation is not meaningful.
(a)Organic revenues exclude the impact of foreign currency exchange rates (“non-organic revenues”). We provide organic revenues to understand the underlying growth rate of revenue excluding the impact of non-organic revenue items. Our management believes organic revenues are useful to users of our financial data because it enables them to better understand the level of growth of our business period to period. Since organic revenues are not calculated in accordance with GAAP, it should not be considered in isolation of, or as a substitute for, revenues as an indicator of operating performance. Organic revenues, as we calculate it, may not be comparable to similarly titled measures employed by other companies.
(b)See the “Reconciliation of Non-GAAP Financial Measures” and “Revenues” sections of this MD&A for reconciliations of Operating income to Adjusted OIBDA, Net income attributable to OUTFRONT Media Inc. to FFO attributable to OUTFRONT Media Inc. and AFFO attributable to OUTFRONT Media Inc. and Revenues to organic revenues.

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

Reconciliation of Non-GAAP Financial Measures

The following table reconciles Operating income (loss) to Adjusted OIBDA, and Net income (loss) attributable to OUTFRONT Media Inc. to FFO attributable to OUTFRONT Media Inc. and AFFO attributable to OUTFRONT Media Inc.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions, except per share amounts)	2020	2019	2020	2019
Total revenues	$232.9	$459.9	$618.2	$831.6

Operating income (loss)	$(25.9)	$88.7	$7.9	$125.6
Restructuring charges(a)	4.7	—	4.7	0.3
Net (gain) loss on dispositions	(5.2)	0.4	(5.3)	(1.1)
Depreciation	21.2	21.4	42.2	42.5
Amortization	21.7	27.6	48.0	52.3
Stock-based compensation	5.2	5.5	11.0	10.8
Adjusted OIBDA	$21.7	$143.6	$108.5	$230.4
Adjusted OIBDA margin	9%	31%	18%	28%

Net income (loss) attributable to OUTFRONT Media Inc.	$(57.9)	$50.3	$(51.8)	$56.4
Depreciation of billboard advertising structures	15.4	15.9	30.9	32.2
Amortization of real estate-related intangible assets	12.2	10.9	24.2	21.8
Amortization of direct lease acquisition costs	6.3	13.0	17.6	23.3
Net (gain) loss on disposition of real estate assets	(5.2)	0.4	(5.3)	(1.1)
Adjustment related to non-controlling interests	(0.1)	—	(0.2)	—
Adjustment related to equity-based investments	—	0.1	—	0.1
Income tax effect of adjustments(b)	1.4	—	1.4	—
FFO attributable to OUTFRONT Media Inc.	(27.9)	90.6	16.8	132.7
Non-cash portion of income taxes	(2.8)	1.7	(5.3)	(0.1)
Cash paid for direct lease acquisition costs	(8.7)	(10.0)	(23.6)	(24.0)
Maintenance capital expenditures	(6.3)	(4.5)	(11.1)	(8.6)
Restructuring charges - severance(a)	3.8	—	3.8	0.3
Other depreciation	5.8	5.5	11.3	10.3
Other amortization	3.2	3.7	6.2	7.2
Stock-based compensation(a)	6.1	5.5	11.9	10.8
Non-cash effect of straight-line rent	3.6	1.5	4.9	2.6
Accretion expense	0.7	0.7	1.3	1.3
Amortization of deferred financing costs	1.7	1.6	3.0	3.0
Adjustment related to non-controlling interests	(0.1)	—	(0.1)	—
Income tax effect of adjustments(c)	(0.4)	—	(0.4)	—
AFFO attributable to OUTFRONT Media Inc.	$(21.3)	$96.3	$18.7	$135.5

(a)In 2020, Restructuring charges relate to severance associated with workforce reductions made in response to the COVID-19 pandemic and includes stock-based compensation expenses of $0.9 million.
(b)Income tax effect related to Net gain on disposition of real estate assets.
(c)Income tax effect related to Restructuring charges - severance.

FFO in the three months ended June 30, 2020, was a deficit of $27.9 million compared to FFO of $90.6 million in the same prior-year period. AFFO in the three months ended June 30, 2020, was a deficit of $21.3 million compared to AFFO of $96.3 million in the same prior-year period. FFO in the six months ended June 30, 2020, of $16.8 million decreased $115.9 million, or

87%, compared to the same prior-year period. AFFO in the six months ended June 30, 2020, of $18.7 million decreased $116.8 million, or 86%, compared to the same prior-year period. The decreases were primarily due to the impact of the COVID-19 pandemic on revenues, partially offset by cost reduction measures taken in response to the COVID-19 pandemic.

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

	Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%
(in millions, except percentages)	2020	2019	Change	2020	2019	Change
Revenues:
Billboard	$188.5	$305.8	(38)%	$459.4	$556.8	(17)%
Transit and other	44.4	154.1	(71)	158.8	$274.8	(42)
Total revenues	$232.9	$459.9	(49)	$618.2	$831.6	(26)

Organic revenues(a):
Billboard	$188.5	$305.2	(38)	$459.4	$556.0	(17)
Transit and other	44.4	153.9	(71)	158.8	274.6	(42)
Total organic revenues(a)	232.9	459.1	(49)	618.2	830.6	(26)
Non-organic revenues:
Billboard	—	0.6	*	—	0.8	*
Transit and other	—	0.2	*	—	0.2	*
Total non-organic revenues	—	0.8	*	—	1.0	*
Total revenues	$232.9	$459.9	(49)	$618.2	$831.6	(26)

•Calculation is not meaningful.
(a)Organic revenues exclude the impact of foreign currency exchange rates (“non-organic revenues”).

Total revenues decreased $227.0 million, or 49%, and organic revenues decreased $226.2 million, or 49%, in the three months ended June 30, 2020, compared to the same prior-year period. Total revenues decreased by $213.4 million, or 26%, and organic revenues decreased $212.4 million, or 26%, in the six months ended June 30, 2020, compared to the same prior-year period.

In each of the three and six months ended June 30, 2019, non-organic revenues reflect the impact of foreign currency exchange rates.

Total billboard revenues decreased $117.3 million, or 38%, in the three months ended June 30, 2020, compared to the same prior-year period and decreased $97.4 million, or 17%, in the six months ended June 30, 2020, compared to the same prior-year period. The decreases were principally driven by a decline in average revenue per display (yield) as a result of the impact of the COVID-19 pandemic on customer advertising expenditures and overall demand for our services through purchase cancellations or otherwise.

Organic billboard revenues in the three months ended June 30, 2020, decreased $116.7 million, or 38%, compared to the same prior-year period and decreased $96.6 million, or 17%, in the six months ended June 30, 2020, compared to the same prior-year period. The decreases were principally driven by a decline in average revenue per display (yield) as a result of the impact of the COVID-19 pandemic on customer advertising expenditures and overall demand for our services through purchase cancellations or otherwise.

Total transit and other revenues decreased $109.7 million, or 71%, in the three months ended June 30, 2020, compared to the same prior-year period and decreased $116.0 million, or 42%, in the six months ended June 30, 2020, compared to the same prior-year period. The decreases were driven by a decline in average revenue per display (yield) as a result of the impact of the COVID-19 pandemic on customer advertising expenditures and overall demand for our services through purchase cancellations or otherwise.

The decrease in organic transit and other revenues in each of the three and six months ended June 30, 2020, compared to the same prior-year period, is due to a decline in average revenue per display (yield) as a result of the impact of the COVID-19 pandemic on customer advertising expenditures and overall demand for our services through purchase cancellations or otherwise.

Expenses

	Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%
(in millions, except percentages)	2020	2019	Change	2020	2019	Change
Expenses:
Operating	$154.0	$240.3	(36)%	$378.8	$457.2	(17)%
Selling, general and administrative	62.4	81.5	(23)	141.9	154.8	(8)
Restructuring charges	4.7	—	*	4.7	0.3	*
Net (gain) loss on dispositions	(5.2)	0.4	*	(5.3)	(1.1)	*
Depreciation	21.2	21.4	(1)	42.2	42.5	(1)
Amortization	21.7	27.6	(21)	48.0	52.3	(8)
Total expenses	$258.8	$371.2	(30)	$610.3	$706.0	(14)

*Calculation is not meaningful.

Operating Expenses

	Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%
(in millions, except percentages)	2020	2019	Change	2020	2019	Change
Operating expenses:
Billboard property lease	$94.1	$101.7	(7)%	$196.9	$197.7	—%
Transit franchise	18.5	73.6	(75)	76.3	131.7	(42)
Posting, maintenance and other	41.4	65.0	(36)	105.6	127.8	(17)
Total operating expenses	$154.0	$240.3	(36)	$378.8	$457.2	(17)

Billboard property lease expenses represented 50% of billboard revenues in the three months ended June 30, 2020, 33% in the three months ended June 30, 2019, 43% in the six months ended June 30, 2020, and 36% in the six months ended June 30, 2019.

Transit franchise expenses represented 63% of transit display revenues in the three months ended June 30, 2020, 59% in the three months ended June 30, 2019, 62% in the six months ended June 30, 2020 and 60% in the six months ended June 30, 2019. The increase in transit franchise expense as a percentage of revenues is primarily driven by an amendment to the MTA agreement, which resulted in the payment of an increased revenue share percentage instead of guaranteed minimum annual payments for the three months ended June 30, 2020.

Billboard property lease and transit franchise expenses decreased $62.7 million in the three months ended June 30, 2020, compared to the same prior-year period. Billboard property lease and transit franchise expenses decreased $56.2 million in the six months ended June 30, 2020, compared to the same prior-year period. The decreases were due primarily to lower billboard and transit revenues resulting from the impact of the COVID-19 pandemic and lower transit franchise expenses paid to the MTA in the three months ended June 30, 2020.

Posting, maintenance and other expenses decreased $23.6 million, or 36%, in the three months ended June 30, 2020, compared to the same prior-year period and decreased $22.2 million, or 17%, in the six months ended June 30, 2020, compared to the same prior-year period. The decreases were primarily due to the impact of the COVID-19 pandemic and the related restrictions in the top DMAs reducing or curtailing customer advertising expenditures and overall demand for our services through purchase cancellations or otherwise.

Selling, General and Administrative Expenses (“SG&A”)

SG&A expenses represented 27% of Revenues in the three months ended June 30, 2020, and 18% in the same prior-year period. SG&A expenses decreased $19.1 million, or 23%, in the three months ended June 30, 2020, compared to the same prior-year period. SG&A expenses represented 23% of Revenues in the six months ended June 30, 2020 and 19% in the same prior-year period. SG&A expenses decreased $12.9 million, or 8%, in the six months ended June 30, 2020, compared to the same prior-year period. The decreases were primarily driven by lower compensation-related costs and lower professional fees, primarily as a result of cost reduction measures taken in response to the COVID-19 pandemic, partially offset by a higher provision for doubtful allowances.

Net (Gain) Loss on Dispositions

Net gain on dispositions was $5.2 million for the three months ended June 30, 2020, compared to a Net loss on dispositions of $0.4 million for the same prior-year period. Net gain on dispositions was $5.3 million for the six months ended June 30, 2020, compared to $1.1 million for the same prior-year period. The gain for the three and six months ended June 30, 2020, was primarily related to the sale of an office location in Canada. The gain for the six months ended June 30, 2019, primarily related to the sale of an office location in the U.S.

Depreciation

Depreciation decreased $0.2 million, or 1% in the three months ended June 30, 2020, compared to the same prior-year period and decreased $0.3 million, or 1%, in the six months ended June 30, 2020, compared to the same prior-year period.

Amortization

Amortization decreased $5.9 million, or 21%, in the three months ended June 30, 2020, compared to the same prior-year period, principally driven by lower direct lease acquisition costs, partially offset by higher amortization of intangible assets. Amortization of direct lease acquisition costs was $6.3 million in the three months ended June 30, 2020 and $13.0 million in the same prior-year period. Amortization decreased $4.3 million, or 8%, in the six months ended June 30, 2020, compared to the same prior-year period, principally driven by lower direct lease acquisition costs, partially offset by higher amortization of intangible assets. Amortization of direct lease acquisition costs was $17.6 million in the six months ended June 30, 2020 and $23.3 million in the same prior-year period.

Interest Expense, Net

Interest expense, net, was $33.3 million (including $1.7 million of deferred financing costs) in the three months ended June 30, 2020, and $33.9 million (including $1.6 million of deferred financing costs) in the same prior-year period. Interest expense, net, was $63.1 million (including $3.0 million of deferred financing costs) in the six months ended June 30, 2020, and $66.6 million (including $3.0 million of deferred financing costs) in the same prior-year period. The decrease in Interest expense, net, was primarily due to lower interest rates, partially offset by a higher outstanding average debt balance.

Benefit (Provision) for Income Taxes

Benefit for income taxes was $1.5 million in the three months ended June 30, 2020, compared to a Provision for income taxes of $6.2 million in the same prior-year period, due primarily to a taxable REIT subsidiary loss in the three months ended June 30, 2020, due to the impact of the COVID-19 pandemic. Benefit for income taxes was $3.2 million in the six months ended June 30, 2020, compared to a Provision for income taxes of $5.2 million in the same prior-year period, due primarily to a taxable REIT subsidiary loss in the six months ended June 30, 2020.

Net Income (Loss)

Net loss before allocation to non-controlling interests was $58.0 million in the three months ended June 30, 2020, compared to Net income before allocation to non-controlling interests of $50.3 million in the same prior-year period, due primarily to a the impact of the COVID-19 pandemic, partially offset by the impact of cost reduction measures taken in response to the COVID-19 pandemic. Net loss before allocation to non-controlling interests was $51.7 million in the six months ended June

30, 2020, compared Net income before allocation to non-controlling interests of $56.4 million in the same prior-year period, due primarily to the impact of the COVID-19 pandemic, partially offset by the impact of cost reduction measures taken in response and lower interest expense.

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

The following table presents our Revenues, Adjusted OIBDA and Operating income (loss) by segment in the three and six months ended June 30, 2020 and 2019.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2020	2019	2020	2019
Revenues:
U.S. Media	$213.5	$419.6	$568.2	$758.0
Other	19.4	40.3	50.0	73.6
Total revenues	$232.9	$459.9	$618.2	$831.6

Operating income (loss)	$(25.9)	$88.7	$7.9	$125.6
Restructuring charges	4.7	—	4.7	0.3
Net (gain) loss on dispositions	(5.2)	0.4	(5.3)	(1.1)
Depreciation	21.2	21.4	42.2	42.5
Amortization	21.7	27.6	48.0	52.3
Stock-based compensation	5.2	5.5	11.0	10.8
Total Adjusted OIBDA	$21.7	$143.6	$108.5	$230.4

Adjusted OIBDA:
U.S. Media	$37.4	$145.8	$128.2	$240.4
Other	(5.4)	8.8	(4.9)	10.0
Corporate	(10.3)	(11.0)	(14.8)	(20.0)
Total Adjusted OIBDA	$21.7	$143.6	$108.5	$230.4

Operating income (loss):
U.S. Media	$(3.9)	$101.9	$43.5	$157.4
Other	(5.5)	3.3	(8.8)	(0.7)
Corporate	(16.5)	(16.5)	(26.8)	(31.1)
Total operating income (loss)	$(25.9)	$88.7	$7.9	$125.6

U.S. Media

	Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%
(in millions, except percentages)	2020	2019	Change	2020	2019	Change
Revenues:
Billboard	$181.4	$285.1	(36)%	$437.9	$521.3	(16)%
Transit and other	32.1	134.5	(76)	130.3	236.7	(45)
Total revenues	213.5	419.6	(49)	568.2	758.0	(25)
Operating expenses	(135.0)	(217.3)	(38)	(337.7)	(410.7)	(18)
SG&A expenses	(41.1)	(56.5)	(27)	(102.3)	(106.9)	(4)
Adjusted OIBDA	$37.4	$145.8	(74)	$128.2	$240.4	(47)
Adjusted OIBDA margin	18%	35%		23%	32%

Operating income (loss)	$(3.9)	$101.9	*	$43.5	$157.4	(72)
Restructuring charges	3.0	—	*	3.0	—	*
Net (gain) loss on dispositions	(1.1)	0.2	*	(1.2)	(1.3)	(8)
Depreciation and amortization	39.4	43.7	(10)	82.9	84.3	(2)
Adjusted OIBDA	$37.4	$145.8	(74)	$128.2	$240.4	(47)

* Calculation is not meaningful.

Total U.S. Media segment revenues decreased $206.1 million, or 49%, in the three months ended June 30, 2020, compared to the same prior-year period. In the three months ended June 30, 2020, we generated approximately 39% of our U.S. Media segment revenues from national advertising campaigns and 46% in the same prior-year period. Total U.S. Media segment revenues decreased $189.8 million, or 25%, in the six months ended June 30, 2020, compared to the same prior-year period. In the six months ended June 30, 2020, we generated approximately 41% of our U.S. Media segment revenues from national advertising campaigns and 43% in the same prior-year period. The decreases in U.S. Media segment revenues were due primarily to a decline in average revenue per display (yield) as a result of the impact of the COVID-19 pandemic on customer advertising expenditures and overall demand for our services through purchase cancellations or otherwise.

Revenues from U.S. Media segment billboards decreased $103.7 million, or 36%, in the three months ended June 30, 2020, compared to the same prior-year period. Revenues from U.S. Media segment billboards decreased $83.4 million, or 16%, in the six months ended June 30, 2020, compared to the same prior-year period. The decreases reflect a decline in average revenue per display (yield) as a result of the impact of the COVID-19 pandemic on customer advertising expenditures and overall demand for our services through purchase cancellations or otherwise.

Transit and other revenues in the U.S. Media segment decreased $102.4 million, or 76%, in the three months ended June 30, 2020, compared to the same prior-year period and decreased $106.4 million, or 45%, in the six months ended June 30, 2020, compared to the same prior-year period. The decreases were driven by a decline in average revenue per display (yield) as a result of the impact of the COVID-19 pandemic on customer advertising expenditures and overall demand for our services through purchase cancellations or otherwise.

U.S. Media segment operating expenses decreased $82.3 million, or 38%, in the three months ended June 30, 2020, compared to the same prior-year period. U.S. Media segment SG&A expenses decreased $15.4 million, or 27%, in the three months ended June 30, 2020, compared to the same prior-year period. U.S. Media segment operating expenses decreased $73.0 million, or 18%, in the six months ended June 30, 2020, compared to the same prior-year period. U.S. Media segment SG&A expenses decreased $4.6 million, or 4%, in the six months ended June 30, 2020, compared to the same prior-year period. The decreases in U.S. Media segment operating expenses were primarily driven by lower billboard and transit revenues resulting from the impact of the COVID-19 pandemic and lower transit franchise expenses paid to the MTA in the three months ended June 30, 2020. The decreases in U.S. Media segment SG&A expenses were primarily driven by lower compensation-related costs and lower professional fees, primarily resulting from cost reduction measures taken in response to the COVID-19 pandemic, partially offset by a higher provision for doubtful allowances.

U.S. Media segment Adjusted OIBDA decreased $108.4 million, or 74%, in the three months ended June 30, 2020, compared to the same prior-year period. Adjusted OIBDA margin was 18% in the three months ended June 30, 2020, and 35% in the same prior-year period. U.S. Media segment Adjusted OIBDA decreased $112.2 million, or 47%, in the six months ended June 30, 2020, compared to the same prior-year period. Adjusted OIBDA margin was 23% in the six months ended June 30, 2020, and 32% in the same prior-year period.
Other

	Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%
(in millions, except percentages)	2020	2019	Change	2020	2019	Change
Revenues:
Billboard	$7.1	$20.7	(66)%	$21.5	$35.5	(39)%
Transit and other	12.3	19.6	(37)	28.5	38.1	(25)
Total revenues	$19.4	$40.3	(52)	$50.0	$73.6	(32)

Organic revenues(a):
Billboard	$7.1	$20.1	(65)	$21.5	$34.7	(38)
Transit and other	12.3	19.4	(37)	28.5	37.9	(25)
Total organic revenues(a)	19.4	39.5	(51)	50.0	72.6	(31)
Non-organic revenues:
Billboard	—	0.6	*	—	0.8	*
Transit and other	—	0.2	*	—	0.2	*
Total non-organic revenues	—	0.8	*	—	1.0	*
Total revenues	19.4	40.3	(52)	50.0	73.6	(32)
Operating expenses	(19.0)	(23.0)	(17)	(41.1)	(46.5)	(12)
SG&A expenses	(5.8)	(8.5)	(32)	(13.8)	(17.1)	(19)
Adjusted OIBDA	$(5.4)	$8.8	*	$(4.9)	$10.0	*
Adjusted OIBDA margin	(28)%	22%		(10)%	14%

Operating income (loss)	$(5.5)	$3.3	*	$(8.8)	$(0.7)	*
Restructuring charges	0.7	—	*	0.7	—	*
Net (gain) loss on dispositions	(4.1)	0.2	*	(4.1)	0.2	*
Depreciation and amortization	3.5	5.3	(34)	7.3	10.5	(30)
Adjusted OIBDA	$(5.4)	$8.8	*	$(4.9)	$10.0	*

* Calculation is not meaningful.
(a)Organic revenues exclude the impact of foreign currency exchange rates (“non-organic revenues”).

Total Other revenues decreased $20.9 million, or 52%, in the three months ended June 30, 2020, and decreased $23.6 million, or 32%, in the six months ended June 30, 2020, compared to the same prior-year periods, reflecting a decline in average revenue per display (yield) as a result of the impact of the COVID-19 pandemic on customer advertising expenditures and overall demand for our services through purchase cancellations or otherwise, as well as the cancellation of spring sports at colleges and universities.

Other operating expenses decreased $4.0, or 17%, in the three months ended June 30, 2020, compared to the same prior-year period. Other SG&A expenses decreased $2.7 million, or 32%, in the three months ended June 30, 2020, compared to the prior-year period. Other operating expenses decreased $5.4 million, or 12%, in the six months ended June 30, 2020, compared to the same prior-year period. Other SG&A expenses decreased $3.3 million, or 19%, in the six months ended June 30, 2020, compared to the prior-year period. The decreases in Other operating expenses were primarily driven by lower billboard and transit revenues, and lower expenses related to our Sports Marketing operating segment. The decreases in Other SG&A expenses were primarily driven by cost reduction measures taken in response to the COVID-19 pandemic.

Other incurred an Adjusted OIBDA loss of $5.4 million in the three months ended June 30, 2020, compared to Adjusted OIBDA of $8.8 million in the same prior-year period and incurred an Adjusted OIBDA loss of $4.9 million in the six months ended June 30, 2020, compared to Adjusted OIBDA of $10.0 million in the same prior-year period. The decreases were due primarily to a decline in average revenue per display (yield) as a result of the impact of the COVID-19 pandemic on customer advertising expenditures and overall demand for our services through purchase cancellations or otherwise, as well as the cancellation of spring sports at colleges and universities, partially offset by cost reduction measures taken in response to the COVID-19 pandemic.

Corporate

Corporate expenses primarily include expenses associated with employees who provide centralized services. Corporate expenses, excluding stock-based compensation, were $10.3 million in the three months ended June 30, 2020, compared to $11.0 million in the same prior-year period, primarily due to lower compensation-related expenses, partially offset by the impact of market fluctuations on an equity-linked retirement plan offered by the Company to certain employees, and lower costs resulting from cost reduction measures taken in response to the COVID-19 pandemic. Corporate expenses, excluding stock-based compensation, were $14.8 million in the six months ended June 30, 2020, compared to $20.0 million in the same prior-year period, primarily due to lower compensation-related expenses, primarily related to the impact of market fluctuations on an equity-linked retirement plan offered by the Company to certain employees and resulting from cost reduction measures taken in response to the COVID-19 pandemic.

Liquidity and Capital Resources

	As of
(in millions, except percentages)	June 30, 2020	December 31, 2019	% Change
Assets:
Cash and cash equivalents	$647.8	$59.1	*%
Restricted cash	1.8	1.8	—
Receivables, less allowance ($20.5 in 2020 and $12.1 in 2019)	200.0	290.0	(31)
Prepaid lease and transit franchise costs	6.6	8.6	(23)
Prepaid MTA equipment deployment costs	4.1	55.4	(93)
Other prepaid expenses	15.0	15.8	(5)
Other current assets	12.4	5.1	143
Total current assets	887.7	435.8	104
Liabilities:
Accounts payable	45.8	67.9	(33)
Accrued compensation	25.6	56.1	(54)
Accrued interest	27.0	26.4	2
Accrued lease and transit franchise costs	48.2	55.3	(13)
Other accrued expenses	34.3	34.2	—
Deferred revenues	38.3	29.0	32
Short-term debt	80.0	195.0	(59)
Short-term operating lease liabilities	182.2	168.3	8
Other current liabilities	26.3	17.8	48
Total current liabilities	507.7	650.0	(22)
Working capital (deficit)	$380.0	$(214.2)	*

•Calculation is not meaningful.

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

Our long-term cash needs include principal payments on outstanding indebtedness and commitments related to operating leases and franchise and other agreements, including any related guaranteed minimum annual payments, and equipment deployment costs. Funding for long-term cash needs will come from our cash on hand, operating cash flows, our ability to issue debt and equity securities, and borrowings under the Revolving Credit Facility or other credit facilities that we may establish, to the extent available.

We expect our short-term and long-term cash needs and related funding capability to be adversely affected by the impact of the COVID-19 pandemic as cash on hand and operating cash flows decrease in 2020, and our ability to issue debt and equity securities and/borrow under our existing or new credit facilities on reasonable pricing terms, or at all, may become uncertain. In order to preserve financial flexibility and increase liquidity in light of the current uncertainty in the global economy and our business resulting from the COVID-19 pandemic, we borrowed $470.0 million under the Revolving Credit Facility, which was repaid in full as of June 30, 2020, using the net proceeds from the offering of the Notes and cash on hand, raised $400.0 million in the Private Placement, before expenses, issued $400.0 million aggregate principal amount of the Notes and amended the Credit Agreement to modify the calculation of the Company’s financial maintenance covenant ratio under the Credit Agreement, among other things. (See the “Overview—COVID-19 Impact” section of this MD&A.)

The increase in working capital as of June 30, 2020, compared to a working capital deficit as of December 31, 2019, is primarily driven by the increase in cash as a result of the Private Placement. The increase in cash is partially offset by a decline in Prepaid MTA deployment costs. As a result of the impact of the COVID-19 pandemic on our business and our expectations with respect to future revenues under the MTA agreement into the future, we reclassified the majority of Prepaid MTA deployment costs to long-term assets.

Under the MTA agreement, we are obligated to deploy, over a number of years, (i) 8,565 digital advertising screens on subway and train platforms and entrances, (ii) 37,716 smaller-format digital advertising screens on rolling stock, and (iii) 7,829 MTA communications displays, with such deployment amounts being subject to modification as agreed-upon by us and the MTA. In addition, we are obligated to pay to the MTA the greater of a percentage of revenues or a guaranteed minimum annual payment. Incremental revenues that exceed an annual base revenue amount will be retained by us for the cost of deploying advertising and communications displays throughout the transit system. As presented in the table below, recoupable MTA equipment deployment costs are being recorded as Prepaid MTA equipment deployment costs and Intangible assets on our Consolidated Statement of Financial Position, and as these costs are recouped from incremental revenues that the MTA would otherwise be entitled to receive, Prepaid MTA equipment deployment costs will be reduced. If incremental revenues generated over the term of the agreement are not sufficient to cover all or a portion of the equipment deployment costs, the costs will not be recouped, which could have an adverse effect on our business, financial condition and results of operation. We did not recoup any equipment deployment costs in the six months ended June 30, 2020, and it’s unlikely we will recoup equipment deployment costs in 2020. In June 2020, we entered into an amendment to the MTA agreement, pursuant to which (i) for up to $143.0 million of MTA equipment deployment costs to be incurred under the MTA agreement after June 2020, the MTA and the Company will directly pay 70% and 30% of the costs, respectively, instead of the costs being recoupable from incremental revenues generated under the agreement, and (ii) any guaranteed minimum annual payment amounts that would have been paid for the period from April 1, 2020 through December 31, 2020 (less any revenue share amounts actually paid during this period using an increased revenue share percentage of 65%) will instead be added in equal increments to the guaranteed minimum annual payment amounts owed for the period from January 1, 2022, through December 31, 2026. In connection with the amendment to the MTA Agreement and in coordination with the MTA, after suspending our deployment of advertising and communications displays throughout the transit system in March 2020 as a result of the impact of the COVID-19 pandemic, we recommenced deployment in the third quarter of 2020. Accordingly, for the full year of 2020, we currently expect our MTA equipment deployment costs to be significantly lower than our previously disclosed amount of approximately $175.0 million as we recommence deployment in 2020. We may utilize cash on hand and/or incremental third-party financing to fund equipment deployment costs over the next couple of years. However, given the uncertainty in the market around the severity and duration of the COVID-19 pandemic, we cannot reasonably estimate the aggregate financing amount, if any, at this time. As of June 30, 2020, we have issued surety bonds (in place of letters of credit) in favor of the MTA totaling approximately $136.0 million, which amount is subject to change as equipment installations are completed and revenues are generated. In addition, in the first quarter of 2020, we identified the COVID-19 pandemic as a trigger for impairment review of our Prepaid MTA equipment deployment costs and related intangible assets, and after performing an analysis, no impairment was identified. In the second quarter of 2020, we updated our projections in connection with the amendment to the MTA agreement and did not identify a triggering event for an impairment review of our Prepaid MTA equipment deployment costs. (See the “Critical Accounting Polices—MTA Agreement” section of this MD&A.) Further, we expect transit franchise expenses to materially increase as a percentage of revenues as revenues decline in 2020 as a result of the impact of the COVID-19 pandemic. (See the “Overview—COVID-19 Impact” section of this MD&A.) As indicated in the table below, we incurred $34.3 million related to MTA equipment deployment costs in the six months ended June 30, 2020 (which includes equipment deployment costs related to future deployments), for a total of $281.9 million to date, of which $33.9 million had been recouped from incremental revenues to date. As of June 30, 2020, 5,350 digital displays had been installed, of which 97 installations occurred in the three months ended June 30, 2020, for a total of 773 installations in the six months ended June 30, 2020.

(in millions)	Beginning Balance	Deployment Costs Incurred	Recoupment	Amortization	Ending Balance
Six months ended June 30, 2020:
Prepaid MTA equipment deployment costs	$171.5	$28.3	$—	$—	$199.8
Intangible assets (franchise agreements)	38.3	6.0	—	(2.7)	41.6
Total	$209.8	$34.3	$—	$(2.7)	$241.4

Year ended December 31, 2019:
Prepaid MTA equipment deployment costs	$79.5	$124.2	$(32.2)	$—	$171.5
Intangible assets (franchise agreements)	14.8	26.6	—	(3.1)	38.3
Total	$94.3	$150.8	$(32.2)	$(3.1)	$209.8

As of June 30, 2020, we had total indebtedness of approximately $2.7 billion, which excluding debt issuance costs of $30.8 million and net unamortized discount and premium of $0.8 million, resulted in Total debt, net, of approximately $2.7 billion.

Debt

Debt, net, consists of the following:

	As of
(in millions, except percentages)	June 30, 2020	December 31, 2019
Short-term debt:
AR Facility	$—	$105.0
Repurchase Facility	80.0	90.0
Total short-term debt	80.0	195.0

Long-term debt:
Term loan, due 2026	597.7	597.5

Senior unsecured notes:
5.625% senior unsecured notes, due 2024	501.5	501.7
6.250% senior unsecured notes, due 2025	400.0	—
5.000% senior unsecured notes, due 2027	650.0	650.0
4.625% senior unsecured notes, due 2030	500.0	500.0
Total senior unsecured notes	2,051.5	1,651.7

Debt issuance costs	(30.8)	(27.1)
Total long-term debt, net	2,618.4	2,222.1

Total debt, net	$2,698.4	$2,417.1

Weighted average cost of debt	4.5%	4.5%

	Payments Due by Period
(in millions)	Total	2020	2021-2022	2023-2024	2025 and thereafter
Long-term debt	$2,650.0	$—	$—	$500.0	$2,150.0
Interest	850.2	124.6	246.4	219.9	259.3
Total	$3,500.2	$124.6	$246.4	$719.9	$2,409.3

Term Loan

The interest rate on the term loan due in 2026 (the “Term Loan”) was 1.9% per annum as of June 30, 2020. As of June 30, 2020, a discount of $2.3 million on the Term Loan remains unamortized. The discount is being amortized through Interest expense, net, on the Consolidated Statement of Operations.

Revolving Credit Facility

We also have a $500.0 million revolving credit facility, which matures in 2024 (the “Revolving Credit Facility,” together with the Term Loan, the “Senior Credit Facilities”).

As of June 30, 2020, there were no outstanding borrowings under the Revolving Credit Facility.

The commitment fee based on the amount of unused commitments under the Revolving Credit Facility was $0.3 million in the three months ended June 30, 2020, $0.3 million in the three months ended June 30, 2019, $0.6 million in the six months ended June 30, 2020, and $0.7 million in the six months ended June 30, 2019. As of June 30, 2020, we had issued letters of credit totaling approximately $1.6 million against the letter of credit facility sublimit under the Revolving Credit Facility.

Standalone Letter of Credit Facilities

As of June 30, 2020, we had issued letters of credit totaling approximately $71.0 million under our aggregate $78.0 million standalone letter of credit facilities. The total fees under the letter of credit facilities were immaterial in each of the three and six months ended June 30, 2020 and 2019.

Accounts Receivable Securitization Facilities

As of June 30, 2020, we have a revolving accounts receivable securitization facility (the “AR Facility”), which terminates in June 2022, unless further extended, and a 364-day uncommitted structured repurchase facility (the “Repurchase Facility” and together with the AR Facility, the “AR Securitization Facilities”), which now terminates in June 2021, as described below, unless further extended.

On June 18, 2020, the Company, certain subsidiaries of the Company and MUFG Bank, Ltd. (“MUFG”) entered into amendments to certain of the agreements governing the Repurchase Facility, pursuant to which the Company, among other things, (i) decreased the maximum borrowing capacity under the Repurchase Facility from $90.0 million to $80.0 million; and (ii) extended the term of the Repurchase Facility so that it will terminate on June 29, 2021, unless further extended.

In connection with the AR Securitization Facilities, Outfront Media LLC and Outfront Media Outernet Inc., each a wholly-owned subsidiary of the Company, and certain of the Company’s taxable REIT subsidiaries (“TRSs”) (the “Originators”), will sell and/or contribute their respective existing and future accounts receivable and certain related assets to either Outfront Media Receivables LLC, a special purpose vehicle and wholly-owned subsidiary of the Company relating to the Company’s qualified REIT subsidiary accounts receivable assets (the “QRS SPV”) or Outfront Media Receivables TRS, LLC a special purpose vehicle and wholly-owned subsidiary of the Company relating to the Company’s TRS accounts receivable assets (the “TRS SPV” and together with the QRS SPV, the “SPVs”). The SPVs may transfer undivided interests in their respective accounts receivable assets to certain purchasers from time to time (the “Purchasers”). The SPVs are separate legal entities with their own separate creditors who will be entitled to access the SPVs’ assets before the assets become available to the Company. Accordingly, the SPVs’ assets are not available to pay creditors of the Company or any of its subsidiaries, although collections from the receivables in excess of amounts required to repay the Purchasers and other creditors of the SPVs may be remitted to the Company. Outfront Media LLC will service the accounts receivables on behalf of the SPVs for a fee. The Company has agreed to guarantee the performance of the Originators and Outfront Media LLC, in its capacity as servicer, of their respective obligations under the agreements governing the AR Facility. Neither the Company, the Originators nor the SPVs guarantee the collectability of the receivables under the AR Facility. Further, the TRS SPV and the QRS SPV are jointly and severally liable for their respective obligations under the agreements governing the AR Facility.

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

As of June 30, 2020, there were no outstanding borrowings under the AR Facility and $80.0 million of outstanding borrowings under the Repurchase Facility, at a borrowing rate of approximately 1.9%. As of June 30, 2020, there was no borrowing capacity remaining under the AR Facility based on approximately $237.9 million of accounts receivable used as collateral for the AR Securitization Facilities and a related voluntary temporary suspension of the AR Facility, and there was no borrowing capacity remaining under the Repurchase Facility, in accordance with the agreements governing the AR Securitization Facilities. The commitment fee based on the amount of unused commitments under the AR Facility was immaterial for each of the three and six months ended June 30, 2020 and 2019.

Senior Unsecured Notes

On May 15, 2020, two of our wholly-owned subsidiaries, Outfront Media Capital LLC (“Finance LLC”) and Outfront Media Capital Corporation (“Finance Corp” and, together with Finance LLC, the “Borrowers”), issued the Notes in a private placement. The Notes are fully and unconditionally guaranteed on a senior unsecured basis by the Company and each of its direct and indirect domestic subsidiaries that guarantee the Senior Credit Facilities. Interest on the Notes is payable on June 15 and December 15 of each year, beginning on December 15, 2020. On or after June 15, 2022, the Borrowers may redeem at any time, or from time to time, some or all of the Notes. Prior to such date, the Borrowers may redeem up to 40% of the aggregate principal amount of the aggregate principal amount with the net proceeds of certain equity offerings, provided that at least 50% of the aggregate principal amount of the Notes remain outstanding after the redemption.

In May 2020, we used the net proceeds from the Notes, together with cash on hand, to repay $400.0 million of outstanding borrowings under our Revolving Credit Facility and to pay fees and expenses in connection with the offering of the Notes.

As of June 30, 2020, a premium of $1.5 million on $100.0 million aggregate principal amount of the 5.625% Senior Unsecured Notes due 2024, remains unamortized. The premium is being amortized through Interest expense, net, on the Consolidated Statement of Operations.

Debt Covenants

Our credit agreement, dated as of January 31, 2014 (as amended, supplemented or otherwise modified, the “Credit Agreement”), governing the Senior Credit Facilities, the agreements governing the AR Securitization Facilities, and the indentures governing our senior unsecured notes contain customary affirmative and negative covenants, subject to certain exceptions, including but not limited to those that restrict the Company’s and its subsidiaries’ abilities to (i) pay dividends on, repurchase or make distributions in respect to the Company’s or its wholly-owned subsidiary, Outfront Media Capital LLC’s (“Finance LLC’s”) capital stock or make other restricted payments other than dividends or distributions necessary for us to maintain our REIT status, subject to certain conditions and exceptions, (ii) enter into agreements restricting certain subsidiaries’ ability to pay dividends or make other intercompany or third-party transfers, and (iii) incur additional indebtedness. One of the exceptions to the restriction on our ability to incur additional indebtedness is satisfaction of a Consolidated Total Leverage Ratio, which is the ratio of our consolidated total debt to our Consolidated EBITDA (as defined in the Credit Agreement) for the trailing four consecutive quarters, of no greater than 6.0 to 1.0. As of June 30, 2020, our Consolidated Total Leverage Ratio was 6.7 to 1.0 in accordance with the Credit Agreement.

The terms of the Credit Agreement (and under certain circumstances, the agreements governing the AR Securitization Facilities) require that we maintain a Consolidated Net Secured Leverage Ratio, which is the ratio of (i) our consolidated secured debt (less up to $150.0 million of unrestricted cash) to (ii) our Consolidated EBITDA (as defined in the Credit Agreement) for the trailing four consecutive quarters, of no greater than 4.5 to 1.0. As of June 30, 2020, our Consolidated Net Secured Leverage Ratio was 1.0 to 1.0 in accordance with the Credit Agreement. As of June 30, 2020, we are in compliance with our debt covenants.

On April 15, 2020, the Company, along with the Borrowers, and other guarantor subsidiaries party thereto, entered into an amendment (the “Amendment”) to the Credit Agreement. The Amendment provides that for the period from April 15, 2020 through September 30, 2021 (i) the Company’s Consolidated Net Secured Leverage Ratio shall be calculated by substituting the Company’s Consolidated EBITDA for each of the quarterly periods ended June 30, 2020 and September 30, 2020, included in any last twelve month compliance testing period, with the Company’s historical Consolidated EBITDA for each of the quarterly periods ended June 30, 2019 and September 30, 2019, respectively; and (ii) the Company will not make any Restricted Payments (as defined in the Credit Agreement) without the consent of the applicable lenders under the Credit Agreement, subject to certain exceptions such as payments necessary to maintain the Company’s REIT status, including any payments on any class of the Company’s capital stock that is required to be made prior to the payment of a dividend or distribution on the Company’s common stock and the Company’s existing payment obligations to holders of the Class A equity interests in Outfront Canada (as defined in Note 10. Equity to the Consolidated Financial Statements).

Deferred Financing Costs

As of June 30, 2020, we had deferred $36.1 million in fees and expenses associated with the Term Loan, Revolving Credit Facility, AR Securitization Facilities and our senior unsecured notes. We are amortizing the deferred fees through Interest expense, net, on our Consolidated Statement of Operations over the respective terms of the Term Loan, Revolving Credit Facility, AR Securitization Facilities and our senior unsecured notes.

Interest Rate Swap Agreements

We have several interest rate cash flow swap agreements to effectively convert a portion of our LIBOR-based variable rate debt to a fixed rate and hedge our interest rate risk related to such variable rate debt. The fair value of these swap positions was a net liability of approximately $8.3 million as of June 30, 2020, and $4.6 million as of December 31, 2019, and is included in Other liabilities on our Consolidated Statement of Financial Position.

As of June 30, 2020, under the terms of the agreements, we will pay interest based on an aggregate notional amount of $200.0 million, under a weighted-average fixed interest rate of 2.7%, with a receive rate of one-month LIBOR and which mature at various dates until June 30, 2022. The one-month LIBOR rate was approximately 0.2% as of June 30, 2020.

Equity

At-the-Market Equity Offering Program

We have a sales agreement in connection with an “at-the-market” equity offering program (the “ATM Program”), under which we may, from time to time, issue and sell shares of our common stock up to an aggregate offering price of $300.0 million. We have no obligation to sell any of our common stock under the sales agreement and may at any time suspend solicitations and offers under the sales agreement. No shares were sold under the ATM Program during the three and six months ended June 30, 2020. As of June 30, 2020, we had approximately $232.5 million of capacity remaining under the ATM Program.

Series A Preferred Stock Issuance

On April 20 2020 (the “Closing Date”), the Company issued and sold an aggregate of 400,000 shares of Series A Preferred Stock, par value $0.01 per share, at a purchase price of $1,000 per share, for an aggregate purchase price of $400.0 million (the “Private Placement”) to certain affiliates of Providence Equity Partners LLC (collectively, the “Providence Purchasers”) and ASOF Holdings L.L.P. and Ares Capital Corporation (collectively, the “Ares Purchasers” and, together with the Providence Purchasers, the “Purchasers”).

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

During the three months ended June 30, 2020, we paid cash dividends of $5.5 million on the Series A Preferred Stock. As of June 30, 2020, the maximum number of shares of common stock that could be required to be issued on conversion of the outstanding shares of Series A Preferred Stock was 25.0 million shares.

Cash Flows

The following table presents our cash flows in the six months ended June 30, 2020 and 2019.

	Six Months Ended
	June 30,		%
(in millions, except percentages)	2020	2019	Change
Cash provided by operating activities	$50.7	$83.5	(39)%
Cash used for investing activities	(49.3)	(82.5)	(40)
Cash provided by financing activities	588.3	420.7	40
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1.0)	0.4	*
Net increase in cash, cash equivalents and restricted cash	$588.7	$422.1	39

*Calculation is not meaningful.

Cash provided by operating activities decreased $32.8 million, or 39%, in the six months ended June 30, 2020, compared to the same prior-year period, driven by the impact of the COVID-19 pandemic, partially offset by the impact of cost reduction measures taken in response to the COVID-19 pandemic. In the six months ended June 30, 2020, we paid $28.3 million related to MTA equipment deployment costs and installed 773 digital displays. In the six months ended June 30, 2019, we paid $58.6 million related to MTA equipment deployment costs.

Cash used for investing activities decreased $33.2 million, or 40%, in the six months ended June 30, 2020, compared to the same prior-year period, due primarily to lower cash paid for acquisitions, capital expenditures and MTA franchise rights.

The following table presents our capital expenditures in the six months ended June 30, 2020 and 2019.

	Six Months Ended
	June 30,		%
(in millions, except percentages)	2020	2019	Change
Growth	$20.8	$31.0	(33)%
Maintenance	11.1	8.6	29
Total capital expenditures	$31.9	$39.6	(19)

Capital expenditures decreased $7.7 million, or 19%, in the six months ended June 30, 2020, compared to the same prior-year period, due to lower spending on installation of the most current LED lighting technology and lower spending on digital billboard and transit display projects.

In response to the impact of the COVID-19 pandemic, we reduced maintenance capital expenditures (other than for necessary safety-related projects) and growth capital expenditures for digital billboard display conversions. For the full year of 2020, we expect our capital expenditures to be approximately $50.0 million, which will be used primarily for necessary safety-related maintenance projects and growth in digital displays for which screens have already been ordered or received.

Cash provided by financing activities increased $167.6 million, or 40%, in the six months ended June 30, 2020, compared to the same prior-year period. In the six months ended June 30, 2020, we received net proceeds of $400.0 million related to the Notes offering and received net proceeds of $383.9 million related to the issuance of the Series A Preferred Stock to enhance our liquidity position in response to the COVID-19 pandemic and made net repayments under the AR Securitization Facilities of $115.0 million and paid total cash dividends on the Series A Preferred Stock and on our common stock of $61.1 million. In the six months ended June 30, 2019, we received net proceeds of $650.0 million related to our 2027 senior unsecured notes offering, received net proceeds of $50.9 million related to the sale of our common stock under the ATM Program, made net repayments of $160.0 million on the AR Securitization Facilities and paid cash dividends on our common stock of $103.9 million.

Cash paid for income taxes was $2.1 million for in the six months ended June 30, 2020 and $5.3 million in the six months ended June 30, 2019.

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

Title of the various digital displays transfers to the MTA on installation, therefore the cost of deploying these screens throughout the transit system does not represent our property and equipment. The portion of recoupable MTA equipment deployment costs expected to be reimbursed from transit franchise fees that would otherwise be payable to the MTA are recorded as Prepaid MTA equipment deployment costs on the Consolidated Statement of Financial Position and charged to operating expenses as advertising revenue is generated. The short-term portion of Prepaid MTA equipment deployment costs represents the costs that we expect to recover from the MTA in the next twelve months. The portion of deployment costs expected to be reimbursed from advertising revenues that would otherwise be retained by us under the contract are recorded as Intangible assets on the Consolidated Statement of Financial Position and charged to amortization expense on a straight line basis over the contract period.

If we do not generate sufficient advertising revenues from the MTA contract, there is a risk that the related Prepaid MTA equipment deployment costs and Intangible assets may not be recoverable. Management assesses the prepaid MTA equipment deployment costs for recoverability on a quarterly basis. This assessment requires evaluating qualitative and quantitative factors to determine if there is an indication that the carrying amount may not be recoverable. Management applies significant judgment in assessing these factors, including evaluating macroeconomic conditions, industry trends, and events specific to the Company, including monitoring the Company’s actual installation of digital displays against the initial deployment schedule. Additionally, management assesses quantitative factors by comparing revenue projections of the deployed digital displays to actual financial results. In the first quarter of 2020, we identified the COVID-19 pandemic as a trigger for an impairment review of our Prepaid MTA equipment deployment costs and related intangible assets. After updating our projections to reflect related declines in revenues in 2020 and delays in our anticipated deployment schedule as a result of the impact of the COVID-19 pandemic, among other things, no impairment was identified. In the second quarter of 2020, we updated our projections in connection with the amendment to the MTA agreement and did not identify a triggering event for an impairment review of our Prepaid MTA equipment deployment costs. The assumptions and estimates included in our analysis require significant judgment about future events, market conditions and financial performance. Given the uncertainty around the severity and duration of the COVID-19 pandemic and the measures taken, or may be taken, in response to the COVID-19 pandemic, actual results may differ from our assumptions and estimates, which may result in impairment charges in the future.

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

Forward-looking statements involve numerous risks and uncertainties and you should not rely on them as predictions of future events. Forward-looking statements depend on assumptions, data or methods that may be incorrect or imprecise and may not be able to be realized. We do not guarantee that the transactions and events described will happen as described (or that they will happen at all). The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:

•The severity and duration of the novel coronavirus (COVID-19) and any other pandemics, and the impact on our business, financial condition and results of operations;
•Declines in advertising and general economic conditions, including declines caused by the COVID-19 pandemic;
•Competition;
•Government regulation;
•Our ability to implement our digital display platform and deploy digital advertising displays to our transit franchise partners, including the impact of the COVID-19 pandemic;
•Taxes, fees and registration requirements;
•Our ability to obtain and renew key municipal contracts on favorable terms;
•Decreased government compensation for the removal of lawful billboards;
•Content-based restrictions on outdoor advertising;
•Environmental, health and safety laws and regulations;
•Seasonal variations;
•Acquisitions and other strategic transactions that we may pursue could have a negative effect on our results of operations;
•Dependence on our management team and other key employees;
•The ability of our board of directors to cause us to issue additional shares of stock without stockholder approval;
•Certain provisions of Maryland law may limit the ability of a third party to acquire control of us;
•Our rights and the rights of our stockholders to take action against our directors and officers are limited;
•Our substantial indebtedness;
•Restrictions in the agreements governing our indebtedness;
•Incurrence of additional debt;
•Interest rate risk exposure from our variable-rate indebtedness;
•Our ability to generate cash to service our indebtedness;
•Cash available for distributions;
•Hedging transactions;
•Diverse risks in our Canadian business;
•Experiencing a cybersecurity incident;
•Changes in regulations and consumer concerns regarding privacy, information security and data, or any failure or perceived failure to comply with these regulations or our internal policies;
•Asset impairment charges for our long-lived assets and goodwill;

•Our failure to remain qualified to be taxed as a real estate investment trust (“REIT”);
•REIT distribution requirements;
•Availability of external sources of capital;
•We may face other tax liabilities even if we remain qualified to be taxed as a REIT;
•Complying with REIT requirements may cause us to liquidate investments or forgo otherwise attractive opportunities;
•Our ability to contribute certain contracts to a taxable REIT subsidiary (“TRS”);
•Our planned use of TRSs may cause us to fail to remain qualified to be taxed as a REIT;
•REIT ownership limits;
•Complying with REIT requirements may limit our ability to hedge effectively;
•Failure to meet the REIT income tests as a result of receiving non-qualifying income;
•The Internal Revenue Service (the “IRS”) may deem the gains from sales of our outdoor advertising assets to be subject to a 100% prohibited transaction tax; and
•Establishing operating partnerships as part of our REIT structure.

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

We do not currently use derivatives or other financial instruments to mitigate our exposure to commodity price risk. However, we do enter into contracts with commodity providers to limit our exposure to commodity price fluctuations. For the year ended December 31, 2019, such contracts accounted for 18.0% of our total utility costs. As of June 30, 2020, we had active electricity purchase agreements with fixed contract rates for locations throughout Connecticut, Illinois, New Jersey, New York, Pennsylvania, Ohio and Texas, which expire at various dates until June 2024.

Foreign Exchange Risk

Foreign currency translation risk is the risk that exchange rate gains or losses arise from translating our Canadian business’s statements of earnings and statements of financial position from functional currency to our reporting currency (the U.S. Dollar) for consolidation purposes. Any gain or loss on translation is included within comprehensive income and Accumulated other comprehensive income on our Consolidated Statement of Financial Position. The functional currency of our international subsidiaries is their respective local currency. As of June 30, 2020, we have $10.6 million of unrecognized foreign currency translation losses included within Accumulated other comprehensive loss on our Consolidated Statement of Financial Position.

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

As of June 30, 2020, we had a $600.0 million variable-rate Term Loan due 2026 outstanding, which has an interest rate of 1.9% per year. An increase or decrease of 1/4% in our interest rate on the Term Loan will change our annualized interest expense by approximately $1.0 million.

As of June 30, 2020, there were no outstanding borrowings under the AR Facility and $80.0 million of outstanding borrowings under the Repurchase Facility, at a borrowing rate of 1.9%. An increase or decrease of 1/4% in our interest rate on the AR Securitization Facilities will change our annualized interest expense by approximately $0.2 million.

We have several interest rate cash flow swap agreements to effectively convert a portion of our LIBOR-based variable rate debt to a fixed rate and hedge our interest rate risk related to such variable rate debt. The fair value of these swap positions was a net unrecognized loss of approximately $8.3 million as of June 30, 2020, and is included in Other liabilities on our Consolidated Statement of Financial Position. The following table provides information about our interest rate swap agreements, which are sensitive to changes in interest rates. Notional amounts are used to calculate the contractual cash flows to be exchanged under the agreements.

(in millions, except percentages)	2021	2022	2023	2024	2025	Thereafter	Total	Fair Value Loss as of 6/30/20
Pay fixed/receive variable	$150.0	$50.0	$—	$—	$—	$—	$200.0	$8.3
Average pay rate	2.7%	1.8%	—%	—%	—%	—%
Average receive rate(a)	one-month LIBOR	one-month LIBOR	—	—	—	—

(a)The one-month LIBOR rate was approximately 0.2% as of June 30, 2020.
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

Item 1A. Risk Factors.

We have disclosed the risk factors affecting our business, results of operations and financial condition in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on February 26, 2020, and in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020, filed with the SEC on May 8, 2020. The impact of the COVID-19 pandemic described in this Quarterly Report on Form 10-Q have heightened certain of the risks disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019, and in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020, and such risk factors are further qualified by the information relating to the COVID-19 pandemic described in this Quarterly Report on Form 10-Q. There have been no material changes from the risk factors previously disclosed.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

Information previously disclosed in the Company’s Current Report on Form 8-K, filed with the SEC on April 21, 2020.

Purchases of Equity Securities by the Issuer

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Remaining Authorizations
April 1, 2020 through April 30, 2020	—	$—	—	—
May 1, 2020 through May 31, 2020	—	—	—	—
June 1, 2020 through June 30, 2020	—	—	—	—
Total	—	—	—	—

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

4.1
Indenture, dated as of May 15, 2020, by and among Outfront Media Capital LLC, Outfront Media Capital Corporation, the guarantors named therein and Deutsche Bank Trust Company Americas (including the Form of Senior Notes) (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-36367), filed on May 15, 2020).

10.1
Amendment No. 6 to Credit Agreement, dated as of April 15, 2020, by and among Outfront Media Capital LLC, Outfront Media Capital Corporation, the guarantors party thereto, Morgan Stanley Senior Funding, Inc. and the other lenders party thereto from time to time, to Credit Agreement, dated as of January 31, 2014, as amended (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-36367), filed on April 21, 2020).

10.2
Investment Agreement, dated April 16, 2020, by and among OUTFRONT Media Inc., Providence Equity Partners VIII-A L.P., Providence Equity Partners VIII (Scotland) L.P., PEP VIII Intermediate 5 L.P., PEP VIII Intermediate 6 L.P., ASOF Holdings I, L.P. and Ares Capital Corporation (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-36367), filed on April 21, 2020).

10.3
Registration Rights Agreement, dated April 20, 2020, by and among OUTFRONT Media Inc., Providence Equity Partners VIII-A L.P., Providence Equity Partners VIII (Scotland) L.P., PEP VIII Intermediate 5 L.P., PEP VIII Intermediate 6 L.P., ASOF Holdings I, L.P. and Ares Capital Corporation (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-36367), filed on April 21, 2020).

10.4
Amendment No. 2 to Amended and Restated Master Framework Agreement, dated as of June 18, 2020, by and among OUTFRONT Media Inc., Outfront Media LLC, Outfront Media Outernet Inc., MUFG Bank, Ltd. and the originators party thereto (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-36367), filed on June 22, 2020).

10.5
Amendment No. 1 to Master Repurchase Agreement, dated as of June 18, 2020, between Outfront Media Outernet Inc. and MUFG Bank, Ltd. (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-36367), filed on June 22, 2020).

10.6
Amendment No. 1 to Master Repurchase Agreement, dated as of June 18, 2020, between Outfront Media LLC and MUFG Bank, Ltd. (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-36367), filed on June 22, 2020).

10.7	Form of Salary Reduction Letter (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-36367), filed on May 8, 2020).

31.1	Certification of the Chief Executive Officer of OUTFRONT Media Inc. pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of OUTFRONT Media Inc. pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer of OUTFRONT Media Inc. furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002.

32.2	Certification of the Chief Financial Officer of OUTFRONT Media Inc. furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema

Exhibit Number	Description

101.CAL	Inline XBRL Taxonomy Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Definition Document

101.LAB	Inline XBRL Taxonomy Label Linkbase

101.PRE	Inline XBRL Taxonomy Presentation Linkbase

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OUTFRONT MEDIA INC.

By:	/s/ Matthew Siegel
	Name:	Matthew Siegel
	Title:	Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

Date: August 6, 2020