Form 10-Q
period 2020-09-30
OUTFRONT Media Inc.
filed 2020-11-05
CIK 1579877

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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

As of November 4, 2020, the number of shares outstanding of the registrant’s common stock was 144,429,154.

OUTFRONT MEDIA INC.
QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2020

PART I
Item 1.    Financial Statements.
OUTFRONT Media Inc.
Consolidated Statements of Financial Position
(Unaudited)

	As of
(in millions)	September 30, 2020	December 31, 2019
Assets:
Current assets:
Cash and cash equivalents	$690.6	$59.1
Restricted cash	1.6	1.8
Receivables, less allowance ($24.8 in 2020 and $12.1 in 2019)	191.4	290.0
Prepaid lease and franchise costs	4.7	8.6
Prepaid MTA equipment deployment costs (Notes 5 and 18)	—	55.4
Other prepaid expenses	18.4	15.8
Other current assets	31.5	5.1
Total current assets	938.2	435.8
Property and equipment, net (Note 4)	644.2	666.2
Goodwill	2,076.7	2,083.1
Intangible assets (Note 5)	549.4	550.9
Operating lease assets (Note 6)	1,422.2	1,457.0
Prepaid MTA equipment deployment costs (Notes 5 and 18)	200.9	116.1
Other assets	38.9	73.2
Total assets	$5,870.5	$5,382.3

Liabilities:
Current liabilities:
Accounts payable	$51.9	$67.9
Accrued compensation	25.9	56.1
Accrued interest	26.4	26.4
Accrued lease and franchise costs	54.0	55.3
Other accrued expenses	40.4	34.2
Deferred revenues	40.6	29.0
Short-term debt (Note 9)	80.0	195.0
Short-term operating lease liabilities (Note 6)	182.8	168.3
Other current liabilities	25.0	17.8
Total current liabilities	527.0	650.0
Long-term debt, net (Note 9)	2,619.6	2,222.1
Deferred income tax liabilities, net	14.6	18.0
Asset retirement obligation (Note 7)	35.4	35.1
Operating lease liabilities (Note 6)	1,248.0	1,285.1
Other liabilities	50.5	45.6
Total liabilities	4,495.1	4,255.9

Commitments and contingencies (Note 18)

Preferred stock (2020 - 50.0 shares authorized, and 0.4 shares of Series A Preferred Stock issued and outstanding; 2019 - 50.0 shares authorized, and no shares issued and outstanding) (Note 10)	383.4	—
Stockholders’ equity (Note 10):
Common stock (2020 - 450.0 shares authorized, and 144.4 shares issued and outstanding; 2019 - 450.0 shares authorized, and 143.6 issued and outstanding)	1.4	1.4
Additional paid-in capital	2,084.0	2,074.7
Distribution in excess of earnings	(1,097.7)	(964.6)
Accumulated other comprehensive loss	(23.1)	(17.7)
Total stockholders’ equity	964.6	1,093.8
Non-controlling interests	27.4	32.6
Total equity	1,375.4	1,126.4
Total liabilities and equity	$5,870.5	$5,382.3
See accompanying notes to unaudited consolidated financial statements.

OUTFRONT Media Inc.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions, except per share amounts)	2020	2019	2020	2019
Revenues:
Billboard	$239.9	$312.0	$699.3	$868.8
Transit and other	42.4	150.5	201.2	425.3
Total revenues	282.3	462.5	900.5	1,294.1
Expenses:
Operating	155.8	245.5	534.6	702.7
Selling, general and administrative	63.4	82.3	205.3	237.1
Restructuring charges	0.6	—	5.3	0.3
Net gain on dispositions	(8.0)	(1.9)	(13.3)	(3.0)
Depreciation	21.0	22.4	63.2	64.9
Amortization	24.4	28.7	72.4	81.0
Total expenses	257.2	377.0	867.5	1,083.0
Operating income	25.1	85.5	33.0	211.1
Interest expense, net	(34.2)	(33.9)	(97.3)	(100.5)
Loss on extinguishment of debt	—	(11.0)	—	(11.0)
Other income (expense), net	(0.1)	—	0.1	0.1
Income (loss) before benefit (provision) for income taxes and equity in earnings of investee companies	(9.2)	40.6	(64.2)	99.7
Provision for income taxes	(3.5)	(3.3)	(0.3)	(8.5)
Equity in earnings of investee companies, net of tax	(0.6)	1.4	(0.5)	3.9
Net income (loss) before allocation to non-controlling interests	(13.3)	38.7	(65.0)	95.1
Net income attributable to non-controlling interests	0.2	—	0.3	—
Net income (loss) attributable to OUTFRONT Media Inc.	$(13.5)	$38.7	$(65.3)	$95.1

Net income (loss) per common share:
Basic	$(0.14)	$0.27	$(0.54)	$0.66
Diluted	$(0.14)	$0.27	$(0.54)	$0.66

Weighted average shares outstanding:
Basic	144.4	143.4	144.2	142.1
Diluted	144.4	144.2	144.2	142.7
See accompanying notes to unaudited consolidated financial statements.

OUTFRONT Media Inc.
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2020	2019	2020	2019
Net income (loss) before allocation to non-controlling interests	$(13.3)	$38.7	$(65.0)	$95.1
Net income attributable to non-controlling interests	0.2	—	0.3	—
Net income (loss) attributable to OUTFRONT Media Inc.	(13.5)	38.7	(65.3)	95.1
Other comprehensive income (loss), net of tax:
Cumulative translation adjustments	2.6	(0.8)	(3.5)	6.4
Net actuarial gain (loss)	(0.1)	0.2	0.4	0.1
Change in fair value of interest rate swap agreements	1.3	(0.4)	(2.3)	(3.2)
Total other comprehensive income (loss), net of tax	3.8	(1.0)	(5.4)	3.3
Total comprehensive income (loss)	$(9.7)	$37.7	$(70.7)	$98.4
See accompanying notes to unaudited consolidated financial statements.

OUTFRONT Media Inc.
Consolidated Statements of Equity
(Unaudited)

			Stockholders’ Equity
(in millions, except per share amounts)	Shares of Series A Preferred Stock	Series A Preferred Stock ($0.01 per share par value)	Shares of Common Stock	Common Stock ($0.01 per share par value)	Additional Paid-In Capital	Distribution in Excess of Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Non-Controlling Interests	Total Equity
Balance as of June 30, 2019			143.3	$1.4	$2,057.9	$(943.9)	$(17.7)	$1,097.7	$37.2	$1,134.9
Net income			—	—	—	38.7	—	38.7	—	38.7
Other comprehensive loss			—	—	—	—	(1.0)	(1.0)	—	(1.0)
Stock-based payments:
Amortization			—	—	5.6	—	—	5.6	—	5.6
Class A equity interest redemptions			0.2	—	4.1	—	—	4.1	(4.1)	—
Dividends ($0.36 per share)			—	—	—	(52.1)	—	(52.1)	—	(52.1)
Other			—	—	—	—	—	—	0.1	0.1
Balance as of September 30, 2019			143.5	$1.4	$2,067.6	$(957.3)	$(18.7)	$1,093.0	$33.2	$1,126.2

Balance as of June 30, 2020	0.4	$383.4	144.4	$1.4	$2,078.8	$(1,077.2)	$(26.9)	$976.1	$27.2	$1,386.7
Net income (loss)	—	—	—	—	—	(13.5)	—	(13.5)	0.2	(13.3)
Other comprehensive income	—	—	—	—	—	—	3.8	3.8	—	3.8
Stock-based payments:
Amortization	—	—	—	—	5.4	—	—	5.4	—	5.4
Shares paid for tax withholding for stock-based payments	—	—	—	—	(0.2)	—	—	(0.2)	—	(0.2)
Series A Preferred Stock dividends (7%)	—	—	—	—	—	(7.0)	—	(7.0)	—	(7.0)
Balance as of September 30, 2020	0.4	$383.4	144.4	$1.4	$2,084.0	$(1,097.7)	$(23.1)	$964.6	$27.4	$1,375.4

OUTFRONT Media Inc.
Consolidated Statements of Equity (Continued)
(Unaudited)

	Stockholders’ Equity
(in millions, except per share amounts)	Shares of Common Stock	Common Stock ($0.01 per share par value)	Additional Paid-In Capital	Distribution in Excess of Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Non-Controlling Interests	Total Equity
Balance as of December 31, 2018	140.2	$1.4	$1,995.0	$(871.6)	$(22.0)	$1,102.8	$42.5	$1,145.3
Cumulative effect of a new accounting standard	—	—	—	(24.8)	—	(24.8)	—	(24.8)
Net income	—	—	—	95.1	—	95.1	—	95.1
Other comprehensive income	—	—	—	—	3.3	3.3	—	3.3
Stock-based payments:
Vested	0.9	—	—	—	—	—	—	—
Amortization	—	—	16.4	—	—	16.4	—	16.4
Shares paid for tax withholding for stock-based payments	(0.4)	—	(7.7)	—	—	(7.7)	—	(7.7)
Class A equity interest redemptions	0.6	—	13.0	—	—	13.0	(13.0)	—
Shares issued under the ATM Program	2.2	—	50.8	—	—	50.8	—	50.8
Dividends ($1.08 per share)	—	—	—	(156.0)	—	(156.0)	—	(156.0)
Other	—	—	0.1	—	—	0.1	3.7	3.8
Balance as of September 30, 2019	143.5	$1.4	$2,067.6	$(957.3)	$(18.7)	$1,093.0	$33.2	$1,126.2

			Stockholders’ Equity
(in millions, except per share amounts)	Shares of Series A Preferred Stock	Series A Preferred Stock ($0.01 per share par value)	Shares of Common Stock	Common Stock ($0.01 per share par value)	Additional Paid-In Capital	Distribution in Excess of Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Non-Controlling Interests	Total Equity
Balance as of December 31, 2019	—	$—	143.6	$1.4	$2,074.7	$(964.6)	$(17.7)	$1,093.8	$32.6	$1,126.4
Net income (loss)	—	—	—	—	—	(65.3)	—	(65.3)	0.3	(65.0)
Other comprehensive loss	—	—	—	—	—	—	(5.4)	(5.4)	—	(5.4)
Stock-based payments:
Vested	—	—	1.0	—	—	—	—	—	—	—
Amortization	—	—	—	—	17.3	—	—	17.3	—	17.3
Shares paid for tax withholding for stock-based payments	—	—	(0.4)	—	(12.4)	—	—	(12.4)	—	(12.4)
New share issues	0.4	383.4	—	—	—	—	—	—	—	383.4
Class A equity interest redemptions	—	—	0.2	—	4.4	—	—	4.4	(4.4)	—
Series A Preferred Stock dividends (7%)	—	—	—	—	—	(12.5)	—	(12.5)	—	(12.5)
Dividends ($0.38 per share)	—	—	—	—	—	(55.3)	—	(55.3)	—	(55.3)
Other	—	—	—	—	—	—	—	—	(1.1)	(1.1)
Balance as of September 30, 2020	0.4	$383.4	144.4	$1.4	$2,084.0	$(1,097.7)	$(23.1)	$964.6	$27.4	$1,375.4
See accompanying notes to unaudited consolidated financial statements.

OUTFRONT Media Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,
(in millions)	2020	2019
Operating activities:
Net income (loss) attributable to OUTFRONT Media Inc.	$(65.3)	$95.1
Adjustments to reconcile net income to net cash flow provided by operating activities:
Net income attributable to non-controlling interests	0.3	—
Depreciation and amortization	135.6	145.9
Deferred tax (benefit) provision	(3.8)	1.2
Stock-based compensation	17.3	16.4
Provision for doubtful accounts	17.4	4.0
Accretion expense	1.9	1.9
Net gain on dispositions	(13.3)	(3.0)
Loss on extinguishment of debt	—	11.0
Equity in earnings of investee companies, net of tax	0.5	(3.9)
Distributions from investee companies	2.1	3.1
Amortization of deferred financing costs and debt discount and premium	4.8	4.9
Cash paid for direct lease acquisition costs	(32.6)	(34.5)
Change in assets and liabilities, net of investing and financing activities:
(Increase) decrease in receivables	80.5	(29.2)
Increase in prepaid MTA equipment deployment costs	(29.4)	(64.2)
Increase in prepaid expenses and other current assets	(25.0)	(10.4)
Increase (decrease) in accounts payable and accrued expenses	(36.5)	3.0
Increase in operating lease assets and liabilities	13.4	9.7
Increase in deferred revenues	12.1	9.1
Increase (decrease) in income taxes	1.0	(0.5)
Other, net	5.0	2.5
Net cash flow provided by operating activities	86.0	162.1

Investing activities:
Capital expenditures	(42.0)	(65.4)
Acquisitions	(15.5)	(60.7)
MTA franchise rights	(14.4)	(16.9)
Net proceeds from dispositions	35.9	4.9
Return of investment in investee companies	0.9	—
Net cash flow used for investing activities	(35.1)	(138.1)

Financing activities:
Proceeds from long-term debt borrowings	895.0	760.0
Repayments of long-term debt borrowings	(495.0)	(695.0)
Proceeds from borrowings under short-term debt facilities	15.0	280.0
Repayments of borrowings under short-term debt facilities	(130.0)	(230.0)
Payments of deferred financing costs	(7.7)	(9.5)
Payments of debt extinguishment charges	—	(7.4)
Proceeds from Series A Preferred Stock issuances	383.8	—
Proceeds from shares issued under the ATM Program	—	50.9
Taxes withheld for stock-based compensation	(12.0)	(7.7)
Dividends	(68.1)	(156.0)
Net cash flow provided by (used for) financing activities	581.0	(14.7)

OUTFRONT Media Inc.
Consolidated Statements of Cash Flows (Continued)
(Unaudited)

	Nine Months Ended
	September 30,
(in millions)	2020	2019
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(0.6)	0.3
Net increase in cash, cash equivalents and restricted cash	631.3	9.6
Cash, cash equivalents and restricted cash at beginning of period	60.9	54.1
Cash, cash equivalents and restricted cash at end of period	$692.2	$63.7

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$3.1	$7.9
Cash paid for interest	93.5	92.3

Non-cash investing and financing activities:
Accrued purchases of property and equipment	$5.3	$10.9
Accrued MTA franchise rights	5.2	2.3
Taxes withheld for stock-based compensation	0.3	—
See accompanying notes to unaudited consolidated financial statements.

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)

Note 1. Description of Business and Basis of Presentation

Description of Business

OUTFRONT Media Inc. (the “Company”) and its subsidiaries (collectively, “we,” “us” or “our”) is a real estate investment trust (“REIT”), which provides advertising space (“displays”) on out-of-home advertising structures and sites in the United States (the “U.S.”) and Canada. Our inventory consists of billboard displays, which are primarily located on the most heavily traveled highways and roadways in top Nielsen Designated Market Areas (“DMAs”), and transit advertising displays operated under exclusive multi-year contracts with municipalities in large cities across the U.S. and Canada. In total, we have displays in all of the 25 largest markets in the U.S. and approximately 150 markets across the U.S. and Canada. We currently manage our operations through two operating segments—U.S. Billboard and Transit, which is included in our U.S. Media reportable segment, and International.

In the third quarter of 2020, we sold all of our equity interests in certain of our subsidiaries (the “Sports Disposition”), which held all of the assets of our Sports Marketing operating segment, for a purchase price of approximately $34.6 million in cash, subject to closing and post-closing adjustments (see Note 13. Acquisitions and Dispositions: Dispositions to the Consolidated Financial Statements). The Sports Marketing operating segment was the marketing and multimedia rights holder for a variety of colleges, universities and other educational institutions across the United States. The operating results of our Sports Marketing operating segment through June 30, 2020, are included in our Consolidated Financial Statements.

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

The COVID-19 pandemic and the related preventative measures taken to help curb the spread, have had, and may continue to have, a significant impact on the global economy and our business. In order to preserve financial flexibility and increase liquidity in light of the current uncertainty in the global economy and our business resulting from the COVID-19 pandemic, we undertook the following actions, among others: repaid in full all borrowings under the Revolving Credit Facility (as defined below) as of June 30, 2020, using the net proceeds from the offering of the Notes (as defined below) and cash on hand, and amended the Credit Agreement (as defined below) to modify the calculation of the Company’s financial maintenance covenant ratio (see Note 9. Debt to the Consolidated Financial Statements), completed the Private Placement (as defined below) (see Note 10. Equity to the Consolidated Financial Statements) and reduced capital expenditures and expenses through cost savings initiatives. Given the uncertainty around the severity and duration of the COVID-19 pandemic and the measures taken, or may be taken, in response to the COVID-19 pandemic, the Company cannot reasonably estimate the full impact of the COVID-19 pandemic on our business, financial condition and results of operations at this time, which may be material.

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)
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

We have recorded a Provision for doubtful accounts of $6.1 million in the three months ended September 30, 2020, and $17.4 million in the nine months ended September 30, 2020, for all receivables, which includes an estimate of the impact from the COVID-19 pandemic on future collections.

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

In March 2020, the FASB issued guidance providing optional expedients and exceptions for accounting for contracts, hedging relationships and other transactions that reference to LIBOR or another reference rate expected to be discontinued because of reference rate reform, if certain criteria are met. The guidance is effective for all entities as of March 12, 2020, through December 31, 2022. We do not expect this guidance to impact our accounting for our existing debt and hedging instruments.

Note 3. Restricted Cash

We have an escrow agreement in connection with one of our transit franchise contracts, which requires us to deposit funds into an escrow account to fund capital expenditures over the term of the transit franchise contract. As of September 30, 2020, we have $1.6 million of restricted cash deposited in the escrow account.

	As of
(in millions)	September 30, 2020	September 30, 2019	December 31, 2019
Cash and cash equivalents	$690.6	$58.3	$59.1
Restricted cash	1.6	5.4	1.8
Cash, cash equivalents and restricted cash	$692.2	$63.7	$60.9

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)
Note 4. Property and Equipment, Net

The table below presents the balances of major classes of assets and accumulated depreciation.

		As of
(in millions)	Estimated Useful Lives	September 30, 2020	December 31, 2019
Land		$98.0	$98.8
Buildings	20 to 40 years	47.6	50.4
Advertising structures	5 to 20 years	1,874.8	1,866.1
Furniture, equipment and other	3 to 10 years	164.0	153.1
Construction in progress		27.0	25.4
		2,211.4	2,193.8
Less: Accumulated depreciation		1,567.2	1,527.6
Property and equipment, net		$644.2	$666.2

Depreciation expense was $21.0 million in the three months ended September 30, 2020, $22.4 million in the three months ended September 30, 2019, $63.2 million in the nine months ended September 30, 2020, and $64.9 million in the nine months ended September 30, 2019.

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

Goodwill

In the first quarter of 2020, we performed a qualitative assessment to determine if there has been a triggering event and impairment of goodwill as a result of the COVID-19 pandemic. As a result of the analysis performed, we determined that it was not “more likely than not” that the carrying value of any of our reporting units exceeded their fair value and no further evaluation of goodwill was necessary. We did not identify a triggering event in the second and third quarters of 2020.

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

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)
Our identifiable intangible assets consist of the following:

(in millions)	Gross	Accumulated Amortization	Net
As of September 30, 2020:
Permits and leasehold agreements	$1,186.0	$(765.7)	$420.3
Franchise agreements	504.3	(379.5)	124.8
Other intangible assets	45.6	(41.3)	4.3
Total intangible assets	$1,735.9	$(1,186.5)	$549.4

As of December 31, 2019:
Permits and leasehold agreements	$1,153.3	$(735.7)	$417.6
Franchise agreements	497.4	(371.1)	126.3
Other intangible assets	47.1	(40.1)	7.0
Total intangible assets	$1,697.8	$(1,146.9)	$550.9

All of our intangible assets, except goodwill, are subject to amortization. Amortization expense was $24.4 million in the three months ended September 30, 2020, and $28.7 million in the three months ended September 30, 2019, which includes the amortization of direct lease acquisition costs of $9.1 million in the three months ended September 30, 2020, and $13.6 million in the three months ended September 30, 2019. Amortization expense was $72.4 million in the nine months ended September 30, 2020, and $81.0 million in the nine months ended September 30, 2019, which includes the amortization of direct lease acquisition costs of $26.7 million in the nine months ended September 30, 2020, and $36.9 million in the nine months ended September 30, 2019. Direct lease acquisition costs are amortized on a straight-line basis over the related customer lease term, which generally ranges from four weeks to one year.

New York Metropolitan Transportation Authority (the “MTA”) Agreement

In the first quarter of 2020, we identified the COVID-19 pandemic as a trigger for an impairment review of our Prepaid MTA equipment deployment costs and related intangible assets. After updating our projections to reflect related declines in revenues in 2020 and delays in our anticipated deployment schedule as a result of the impact of the COVID-19 pandemic, among other things, no impairment was identified. In the second and third quarters of 2020, we updated our projections in connection with the amendment to the MTA agreement (see Note 18. Commitments and Contingencies to the Consolidated Financial Statements) and did not identify a triggering event for an impairment review of our Prepaid MTA equipment deployment costs. Since it is unlikely we will recoup any costs in 2020 and may not recoup any costs during the 12-month period ending September 30, 2021, as of September 30, 2020, we have reclassified amounts previously included in current Prepaid MTA equipment deployment costs to non-current Prepaid MTA equipment deployment costs on the Consolidated Statement of Financial Position.

Note 6. Leases

Lessee

As of September 30, 2020, we have operating lease assets of $1.4 billion, short-term operating lease liabilities of $182.8 million and non-current operating lease liabilities of $1.2 billion. As of December 31, 2019, we had operating lease assets of $1.5 billion, short-term operating lease liabilities of $168.3 million and non-current operating lease liabilities of $1.3 billion. As of September 30, 2020, the weighted-average remaining lease term was 10.2 years and the weighted-average discount rate was 5.6%.

For the three months ended September 30, 2020, we recorded operating lease costs of $94.3 million in Operating expenses and $2.1 million in Selling, general and administrative expenses. For the three months ended September 30, 2020, these costs include $16.0 million of variable operating lease costs. For the three months ended September 30, 2019, we recorded operating lease costs of $103.5 million in Operating expenses and $2.5 million in Selling, general and administrative expenses. For the three months ended September 30, 2019, these costs include $26.3 million of variable operating lease costs. For the nine months ended September 30, 2020, we recorded operating lease costs of $290.1 million in Operating expenses and $6.4 million

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)
in Selling, general and administrative expenses. For the nine months ended September 30, 2020, these costs include $52.7 million of variable operating lease costs. For the nine months ended September 30, 2019, we recorded operating lease costs of $300.5 million in Operating expenses and $6.9 million in Selling, general and administrative expenses. For the nine months ended September 30, 2019, these costs include $66.2 million of variable operating lease costs. For each of the three and nine months ended September 30, 2020 and 2019, sublease income was immaterial.

For the nine months ended September 30, 2020, cash paid for operating leases was $285.9 million and leased assets obtained in exchange for new operating lease liabilities was $147.9 million. For the nine months ended September 30, 2019, cash paid for operating leases was $296.5 million and leased assets obtained in exchange for new operating lease liabilities was $321.9 million.

Lessor

We recorded rental income of $231.7 million for the three months ended September 30, 2020, $301.3 million for the three months ended September 30, 2019, $676.0 million on for the nine months ended September 30, 2020, and $839.4 million for the nine months ended September 30, 2019, in Revenues on our Consolidated Statement of Operations.

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

(in millions)
As of December 31, 2019	$35.1
Accretion expense	1.9
Additions	0.2
Liabilities settled	(1.7)
Foreign currency translation adjustments	(0.1)
As of September 30, 2020	$35.4

Note 8. Related Party Transactions

We have a 50% ownership interest in two joint ventures that operate transit shelters in the greater Los Angeles area and Vancouver, and four joint ventures which currently operate a total of eight billboard displays in New York and Boston. All of these joint ventures are accounted for as equity investments. These investments totaled $11.8 million as of September 30, 2020, and $15.4 million as of December 31, 2019, and are included in Other assets on the Consolidated Statements of Financial Position. We provided sales and management services to these joint ventures and recorded management fees in Revenues on the Consolidated Statement of Operations of $1.0 million in the three months ended September 30, 2020, $2.2 million in the three months ended September 30, 2019, $3.5 million in the nine months ended September 30, 2020, and $6.1 million in the nine months ended September 30, 2019.

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)
Note 9. Debt

Debt, net, consists of the following:

	As of
(in millions, except percentages)	September 30, 2020	December 31, 2019
Short-term debt:
AR Facility	$—	$105.0
Repurchase Facility	80.0	90.0
Total short-term debt	80.0	195.0

Long-term debt:
Term loan, due 2026	597.7	597.5

Senior unsecured notes:
5.625% senior unsecured notes, due 2024	501.4	501.7
6.250% senior unsecured notes, due 2025	400.0	—
5.000% senior unsecured notes, due 2027	650.0	650.0
4.625% senior unsecured notes, due 2030	500.0	500.0
Total senior unsecured notes	2,051.4	1,651.7

Debt issuance costs	(29.5)	(27.1)
Total long-term debt, net	2,619.6	2,222.1

Total debt, net	$2,699.6	$2,417.1

Weighted average cost of debt	4.5%	4.5%

Term Loan

The interest rate on the term loan due in 2026 (the “Term Loan”) was 1.9% per annum as of September 30, 2020. As of September 30, 2020, a discount of $2.3 million on the Term Loan remains unamortized. The discount is being amortized through Interest expense, net, on the Consolidated Statement of Operations.

Revolving Credit Facility

We also have a $500.0 million revolving credit facility, which matures in 2024 (the “Revolving Credit Facility,” together with the Term Loan, the “Senior Credit Facilities”).

As of September 30, 2020, there were no outstanding borrowings under the Revolving Credit Facility.

The commitment fee based on the amount of unused commitments under the Revolving Credit Facility was $0.6 million in the three months ended September 30, 2020, $0.4 million in the three months ended September 30, 2019, $1.2 million in the nine months ended September 30, 2020, and $1.1 million in the nine months ended September 30, 2019. As of September 30, 2020, we had issued letters of credit totaling approximately $1.6 million against the letter of credit facility sublimit under the Revolving Credit Facility.

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)
Standalone Letter of Credit Facilities

As of September 30, 2020, we had issued letters of credit totaling approximately $72.0 million under our aggregate $78.0 million standalone letter of credit facilities. The total fees under the letter of credit facilities were immaterial in each of the three and nine months ended September 30, 2020 and 2019.

Accounts Receivable Securitization Facilities

As of September 30, 2020, we have a revolving accounts receivable securitization facility (the “AR Facility”), which terminates in June 2022, unless further extended, and a 364-day uncommitted structured repurchase facility (the “Repurchase Facility” and together with the AR Facility, the “AR Securitization Facilities”), which terminates in June 2021, as described below, unless further extended.

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

As of September 30, 2020, there were no outstanding borrowings under the AR Facility and $80.0 million of outstanding borrowings under the Repurchase Facility, at a borrowing rate of approximately 1.9%. As of September 30, 2020, there was no borrowing capacity remaining under the AR Facility based on approximately $231.9 million of accounts receivable used as collateral for the AR Securitization Facilities and a related voluntary temporary suspension of the AR Facility, and there was no borrowing capacity remaining under the Repurchase Facility, in accordance with the agreements governing the AR Securitization Facilities. The commitment fee based on the amount of unused commitments under the AR Facility was immaterial for each of the three and nine months ended September 30, 2020 and 2019.

Senior Unsecured Notes

On May 15, 2020, two of our wholly-owned subsidiaries, Outfront Media Capital LLC (“Finance LLC”) and Outfront Media Capital Corporation (“Finance Corp” and, together with Finance LLC, the “Borrowers”), issued $400.0 million aggregate principal amount of 6.250% Senior Unsecured Notes due 2025 (the “Notes”) in a private placement. The Notes are fully and

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)
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

As of September 30, 2020, a premium of $1.4 million on $100.0 million aggregate principal amount of the 5.625% Senior Unsecured Notes due 2024, remains unamortized. The premium is being amortized through Interest expense, net, on the Consolidated Statement of Operations.

Debt Covenants

Our credit agreement, dated as of January 31, 2014 (as amended, supplemented or otherwise modified, the “Credit Agreement”), governing the Senior Credit Facilities, the agreements governing the AR Securitization Facilities, and the indentures governing our senior unsecured notes contain customary affirmative and negative covenants, subject to certain exceptions, including but not limited to those that restrict the Company’s and its subsidiaries’ abilities to (i) pay dividends on, repurchase or make distributions in respect to the Company’s or its wholly-owned subsidiary, Outfront Media Capital LLC’s (“Finance LLC’s”) capital stock or make other restricted payments other than dividends or distributions necessary for us to maintain our REIT status, subject to certain conditions and exceptions, (ii) enter into agreements restricting certain subsidiaries’ ability to pay dividends or make other intercompany or third-party transfers, and (iii) incur additional indebtedness. One of the exceptions to the restriction on our ability to incur additional indebtedness is satisfaction of a Consolidated Total Leverage Ratio, which is the ratio of our consolidated total debt to our Consolidated EBITDA (as defined in the Credit Agreement) for the trailing four consecutive quarters, of no greater than 6.0 to 1.0. As of September 30, 2020, our Consolidated Total Leverage Ratio was 8.2 to 1.0 in accordance with the Credit Agreement.

The terms of the Credit Agreement (and under certain circumstances, the agreements governing the AR Securitization Facilities) require that we maintain a Consolidated Net Secured Leverage Ratio, which is the ratio of (i) our consolidated secured debt (less up to $150.0 million of unrestricted cash) to (ii) our Consolidated EBITDA (as defined in the Credit Agreement) for the trailing four consecutive quarters, of no greater than 4.5 to 1.0. As of September 30, 2020, our Consolidated Net Secured Leverage Ratio was 1.0 to 1.0 in accordance with the Credit Agreement. As of September 30, 2020, we are in compliance with our debt covenants.

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

Deferred Financing Costs

As of September 30, 2020, we had deferred $34.4 million in fees and expenses associated with the Term Loan, Revolving Credit Facility, AR Securitization Facilities and our senior unsecured notes. We are amortizing the deferred fees through Interest expense, net, on our Consolidated Statement of Operations over the respective terms of the Term Loan, Revolving Credit Facility, AR Securitization Facilities and our senior unsecured notes.

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)
Interest Rate Swap Agreements

We have several interest rate cash flow swap agreements to effectively convert a portion of our LIBOR-based variable rate debt to a fixed rate and hedge our interest rate risk related to such variable rate debt. The fair value of these swap positions was a net liability of approximately $6.9 million as of September 30, 2020, and $4.6 million as of December 31, 2019, and is included in Other liabilities on our Consolidated Statement of Financial Position.

As of September 30, 2020, under the terms of the agreements, we will pay interest based on an aggregate notional amount of $200.0 million, under a weighted-average fixed interest rate of 2.7%, with a receive rate of one-month LIBOR and which mature at various dates until June 30, 2022. The one-month LIBOR rate was approximately 0.1% as of September 30, 2020.

Fair Value

Under the fair value hierarchy, observable inputs such as unadjusted quoted prices in active markets for identical assets or liabilities are defined as Level 1; observable inputs other than quoted prices included within Level 1 that are either directly or indirectly observable for the asset or liability are defined as Level 2; and unobservable inputs for the asset or liability are defined as Level 3. The aggregate fair value of our debt, which is estimated based on quoted market prices of similar liabilities, was approximately $2.7 billion as of September 30, 2020, and $2.5 billion as of December 31, 2019. The fair value of our debt as of both September 30, 2020, and December 31, 2019, is classified as Level 2. The aggregate fair value loss associated with our interest rate cash flow swap agreements was approximately $6.9 million as of September 30, 2020, and $4.6 million as of December 31, 2019. The aggregate fair value of our interest rate cash flow swap agreements as of both September 30, 2020 and December 31, 2019, is classified as Level 2.

Note 10. Equity

As of September 30, 2020, 450,000,000 shares of our common stock, par value $0.01 per share, were authorized; 144,429,154 shares were issued and outstanding; and 50,000,000 shares of our preferred stock, par value $0.01 per share, were authorized with 400,000 shares of our Series A Convertible Perpetual Preferred Stock (the “Series A Preferred Stock”) issued and outstanding.

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

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)
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

During the three months ended September 30, 2020, we paid cash dividends of $7.0 million on the Series A Preferred Stock and during the nine months ended September 30, 2020, we paid cash dividends of $12.5 million on the Series A Preferred Stock. As of September 30, 2020, the maximum number of shares of common stock that could be required to be issued on conversion of the outstanding shares of Series A Preferred Stock was 25.0 million shares.

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

During the nine months ended September 30, 2020, we made distributions of $0.4 million to holders of the Class A equity interests, which are recorded in Dividends on our Consolidated Statements of Equity and Consolidated Statements of Cash Flows. As of September 30, 2020, 1,026,727 Class A equity interests have been redeemed for shares of the Company’s common stock.

We have a sales agreement in connection with an “at-the-market” equity offering program (the “ATM Program”), under which we may, from time to time, issue and sell shares of our common stock up to an aggregate offering price of $300.0 million. We have no obligation to sell any of our common stock under the sales agreement and may at any time suspend solicitations and offers under the sales agreement. No shares were sold under the ATM Program during both the three and nine months ended September 30, 2020. As of September 30, 2020, we had approximately $232.5 million of capacity remaining under the ATM Program.

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)
Note 11. Revenues

The following table summarizes revenues by source:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2020	2019	2020	2019
Billboard:
Static displays	$179.5	$234.7	$530.1	$658.1
Digital displays	51.2	65.8	142.9	179.0
Other	9.2	11.5	26.3	31.7
Billboard revenues	239.9	312.0	699.3	868.8
Transit:
Static displays	28.5	94.1	116.5	270.2
Digital displays	7.6	27.6	41.9	72.6
Other	5.8	11.6	16.6	33.3
Total transit revenues	41.9	133.3	175.0	376.1
Sports marketing and other	0.5	17.2	26.2	49.2
Transit and other revenues	42.4	150.5	201.2	425.3
Total revenues	$282.3	$462.5	$900.5	$1,294.1

Rental income was $231.7 million in the three months ended September 30, 2020, $301.3 million in the three months ended September 30, 2019, $676.0 million in the nine months ended September 30, 2020, and $839.4 million in the nine months ended September 30, 2019, and is recorded in Billboard revenues on the Consolidated Statement of Operations.

The following table summarizes revenues by geography:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2020	2019	2020	2019
United States:
Billboard	$226.0	$292.8	$663.9	$814.1
Transit and other	39.8	129.9	170.1	366.6
Sports marketing and other	0.3	17.2	26.0	49.2
Total United States revenues	266.1	439.9	860.0	1,229.9
Canada	16.2	22.6	40.5	64.2
Total revenues	$282.3	$462.5	$900.5	$1,294.1

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

As of September 30, 2020, $2.5 million in restructuring reserves remain outstanding and is included in Other current liabilities on the Consolidated Statement of Financial Position. For the three months ended September 30, 2020, we recorded restructuring charges of $0.6 million, of which $0.4 million was recorded in our U.S. Media segment and $0.2 million was recorded in Other.

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)
For the nine months ended September 30, 2020, we recorded restructuring charges of $5.3 million, of which $3.4 million was recorded in our U.S. Media segment, $0.9 million was recorded in Other and $1.0 million was recorded in Corporate. Restructuring charges in the nine months ended September 30, 2020, were composed of severance charges associated with the workforce reductions, including $0.9 million for stock-based compensation. For the nine months ended September 30, 2019, we recorded restructuring charges of $0.3 million associated with the elimination of a corporate management position.

Note 13. Acquisitions and Dispositions

Acquisitions

We completed several asset acquisitions for a total purchase price of approximately $15.5 million in the nine months ended September 30, 2020, and $41.7 million in the nine months ended September 30, 2019.

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

Dispositions

In the third quarter of 2020, we completed the Sports Disposition and received approximately $34.6 million in cash, subject to closing and post-closing adjustments. We recorded a gain of $7.2 million related to the Sports Disposition.

Note 14. Stock-Based Compensation

The following table summarizes our stock-based compensation expense for the three and nine months ended September 30, 2020 and 2019.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2020	2019	2020	2019
Stock-based compensation expenses (restricted share units (“RSUs”) and performance-based RSUs (“PRSUs”)), before income taxes	$5.4	$5.6	$17.3	$16.4
Tax benefit	(0.3)	(0.4)	(1.0)	(1.1)
Stock-based compensation expense, net of tax	$5.1	$5.2	$16.3	$15.3

As of September 30, 2020, total unrecognized compensation cost related to non-vested RSUs and PRSUs was $29.2 million, which is expected to be recognized over a weighted average period of 1.9 years.

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)
RSUs and PRSUs

The following table summarizes activity for the nine months ended September 30, 2020, of RSUs and PRSUs issued to our employees.

	Activity	Weighted Average Per Share Grant Date Fair Market Value
Non-vested as of December 31, 2019	2,024,768	$22.09
Granted:
RSUs	751,413	29.91
PRSUs	323,771	29.60
Vested:
RSUs	(682,170)	22.99
PRSUs	(298,824)	22.53
Forfeitures:
RSUs	(36,530)	25.41
PRSUs	(6,930)	26.64
Non-vested as of September 30, 2020	2,075,498	25.66

Stock Options

The following table summarizes activity for the nine months ended September 30, 2020, of stock options issued to our employees.

	Activity	Weighted Average Exercise Price
Outstanding as of December 31, 2019	126,528	$24.57
Exercised	(23,115)	16.43
Outstanding as of September 30, 2020	103,413	26.39

Exercisable as of September 30, 2020	103,413	26.39

As of September 30, 2020, all exercisable stock options issued to our employees were out-of-the-money based on the closing stock price of our common stock of $14.55.

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)
Note 15. Retirement Benefits

The following table presents the components of net periodic pension cost and amounts recognized in other comprehensive income (loss) for our pension plans:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2020	2019	2020	2019
Components of net periodic pension cost:
Service cost	$0.2	$0.6	$0.9	$1.5
Interest cost	0.6	0.5	1.9	1.5
Expected return on plan assets	(1.0)	(0.7)	(3.0)	(2.0)
Amortization of net actuarial losses(a)	—	0.1	0.5	0.4
Net periodic pension cost	$(0.2)	$0.5	$0.3	$1.4

(a)Reflects amounts reclassified from accumulated other comprehensive income to net income.

In the nine months ended September 30, 2020, we contributed $1.0 million to our pension plans. In 2020, we expect to contribute approximately $1.3 million to our pension plans.

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

In the nine months ended September 30, 2020 and 2019, our effective tax rate differed from the U.S. federal statutory income tax rate primarily due to our REIT status, including the dividends paid deduction, the impact of state and local taxes, the effect of foreign operations and the impact of the Sports Disposition.

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)
Note 17. Earnings Per Share (“EPS”)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2020	2019	2020	2019
Net income (loss) available for common stockholders	$(13.5)	$38.7	$(65.3)	$95.1
Less: Distributions to holders of Series A Preferred Stock	7.0	—	12.5	—
Less: Distributions to holders of Class A equity interests of a subsidiary	—	0.4	0.4	1.5
Net income (loss) available for common stockholders, basic and diluted	$(20.5)	$38.3	$(78.2)	$93.6

Weighted average shares for basic EPS	144.4	143.4	144.2	142.1
Dilutive potential shares from grants of RSUs, PRSUs and stock options(a)	—	0.8	—	0.6
Weighted average shares for diluted EPS	144.4	144.2	144.2	142.7

(a)The potential impact of an aggregate 1.7 million granted RSUs, PRSUs and stock options in the three months ended September 30, 2020, 1.1 million granted RSUs, PRSUs and stock options in the nine months ended September 30, 2020, and 0.1 million granted RSUs, PRSUs and stock options in the nine months ended September 30, 2019, were antidilutive.
(b)The potential impact of 25.0 million shares of our common stock issuable upon conversion of our Series A Preferred Stock in the three months ended September 30, 2020, and 15.0 million shares of our common stock issuable upon conversion of our Series A Preferred Stock in the nine months ended September 30, 2020, was antidilutive.
(c)The potential impact of 0.9 million of Class A equity interests of Outfront Canada in the three months ended September 30, 2020, 1.3 million of Class A equity interests of Outfront Canada in the three months ended September 30, 2019, 1.0 million of Class A equity interests of Outfront Canada in the nine months ended September 30, 2020, and 1.5 million of Class A equity interests of Outfront Canada in the nine months ended September 30, 2019, was antidilutive. (See Note 10. Equity to the Consolidated Financial Statements.)

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

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)
As of September 30, 2020, guaranteed minimum annual payments are as follows:

(in millions)	Guaranteed Minimum Annual Payments
2020(a)	$4.3
2021	199.4
2022	204.9
2023	179.3
2024	179.7
2025 and thereafter	559.3
Total minimum payments	$1,326.9

(a)In the third quarter of 2020, we completed the Sports Disposition. (See Note 13. Acquisitions and Dispositions: Dispositions.)

Under the MTA agreement, we are obligated to deploy, over a number of years, (i) 8,565 digital advertising screens on subway and train platforms and entrances, (ii) 37,716 smaller-format digital advertising screens on rolling stock, and (iii) 7,829 MTA communications displays, with such deployment amounts being subject to modification as agreed-upon by us and the MTA. In addition, we are obligated to pay to the MTA the greater of a percentage of revenues or a guaranteed minimum annual payment. Incremental revenues that exceed an annual base revenue amount will be retained by us for the cost of deploying advertising and communications displays throughout the transit system. As presented in the table below, recoupable MTA equipment deployment costs are recorded as Prepaid MTA equipment deployment costs and Intangible assets on our Consolidated Statement of Financial Position, and as these costs are recouped from incremental revenues that the MTA would otherwise be entitled to receive, Prepaid MTA equipment deployment costs will be reduced. If incremental revenues generated over the term of the agreement are not sufficient to cover all or a portion of the equipment deployment costs, the costs will not be recouped, which could have an adverse effect on our business, financial condition and results of operations. We did not recoup any equipment deployment costs in the nine months ended September 30, 2020, and it’s unlikely we will recoup equipment deployment costs in 2020. In June 2020, we entered into an amendment to the MTA agreement, pursuant to which (i) for up to $143.0 million of MTA equipment deployment costs to be incurred under the MTA agreement after June 2020, the MTA and the Company will directly pay 70% and 30% of the costs, respectively, instead of the costs being recoupable from incremental revenues generated under the agreement, and (ii) any guaranteed minimum annual payment amounts that would have been paid for the period from April 1, 2020 through December 31, 2020 (less any revenue share amounts actually paid during this period using an increased revenue share percentage of 65%) will instead be added in equal increments to the guaranteed minimum annual payment amounts owed for the period from January 1, 2022, through December 31, 2026. In connection with the amendment to the MTA Agreement and in coordination with the MTA, after suspending our deployment of advertising and communications displays throughout the transit system in March 2020 as a result of the impact of the COVID-19 pandemic, we recommenced deployment in the third quarter of 2020. In addition, in the first quarter of 2020, we identified the COVID-19 pandemic as a trigger for impairment review of our Prepaid MTA equipment deployment costs and related intangible assets, and after performing an analysis, no impairment was identified. In the second and third quarters of 2020, we updated our projections in connection with the amendment to the MTA agreement, and did not identify a triggering event for an impairment review of our Prepaid MTA equipment deployment costs. (See Note 5. Long-Lived Assets: MTA Agreement to the Consolidated Financial Statements.) As of September 30, 2020, 6,177 digital displays had been installed, of which 827 installations occurred in the three months ended September 30, 2020, for a total of 1,600 installations in the nine months ended September 30, 2020.

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)

(in millions)	Beginning Balance	Deployment Costs Incurred	Recoupment	Amortization	Ending Balance
Nine months ended September 30, 2020:
Prepaid MTA equipment deployment costs	$171.5	$29.4	$—	$—	$200.9
Other current assets	—	21.7	—	—	21.7
Intangible assets (franchise agreements)	38.3	15.6	—	(4.1)	49.8
Total	$209.8	$66.7	$—	$(4.1)	$272.4

Year ended December 31, 2019:
Prepaid MTA equipment deployment costs	$79.5	$124.2	$(32.2)	$—	$171.5
Intangible assets (franchise agreements)	14.8	26.6	—	(3.1)	38.3
Total	$94.3	$150.8	$(32.2)	$(3.1)	$209.8

Letters of Credit

We have indemnification obligations with respect to letters of credit and surety bonds primarily used as security against non-performance in the normal course of business. As of September 30, 2020, the outstanding letters of credit were approximately $73.6 million and outstanding surety bonds were approximately $175.5 million, and were not recorded on the Consolidated Statements of Financial Position.

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

Note 19. Segment Information

We currently manage our operations through two operating segments—U.S. Billboard and Transit, which is included in our U.S. Media reportable segment, and International. International does not meet the criteria to be a reportable segment and accordingly, is included in Other.

The following tables set forth our financial performance by segment. In the third quarter of 2020, we completed the Sports Disposition (see Note 13. Acquisitions and Dispositions: Dispositions to the Consolidated Financial Statements). Historical operating results for our Sports Marketing operating segment through June 30, 2020, are included in Other.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2020	2019	2020	2019
Revenues:
U.S. Media	$265.8	$422.7	$834.0	$1,180.7
Other	16.5	39.8	66.5	113.4
Total revenues	$282.3	$462.5	$900.5	$1,294.1

We present Operating income before Depreciation, Amortization, Net gain on dispositions, Stock-based compensation and Restructuring charges (“Adjusted OIBDA”) as the primary measure of profit and loss for our operating segments.

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2020	2019	2020	2019
Net income (loss) before allocation to non-controlling interests	$(13.3)	$38.7	$(65.0)	$95.1
Provision for income taxes	3.5	3.3	0.3	8.5
Equity in earnings of investee companies, net of tax	0.6	(1.4)	0.5	(3.9)
Interest expense, net	34.2	33.9	97.3	100.5
Loss on extinguishment of debt	—	11.0	—	11.0
Other income (loss), net	0.1	—	(0.1)	(0.1)
Operating income	25.1	85.5	33.0	211.1
Restructuring charges	0.6	—	5.3	0.3
Net gain on dispositions	(8.0)	(1.9)	(13.3)	(3.0)
Depreciation and amortization	45.4	51.1	135.6	145.9
Stock-based compensation	5.4	5.6	16.4	16.4
Total Adjusted OIBDA	$68.5	$140.3	$177.0	$370.7

Adjusted OIBDA:
U.S. Media	$74.2	$147.3	$202.4	$387.7
Other	3.2	4.3	(1.7)	14.3
Corporate	(8.9)	(11.3)	(23.7)	(31.3)
Total Adjusted OIBDA	$68.5	$140.3	$177.0	$370.7

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2020	2019	2020	2019
Operating income (loss):
U.S. Media	$31.9	$103.1	$75.4	$260.5
Other	7.5	(0.7)	(1.3)	(1.4)
Corporate	(14.3)	(16.9)	(41.1)	(48.0)
Total operating income	$25.1	$85.5	$33.0	$211.1

Net (gain) loss on dispositions:
U.S. Media	$—	$(1.9)	$(1.2)	$(3.2)
Other	(8.0)	—	(12.1)	0.2
Total gain on dispositions	$(8.0)	$(1.9)	$(13.3)	$(3.0)

Depreciation and amortization:
U.S. Media	$41.9	$46.1	$124.8	$130.4
Other	3.5	5.0	10.8	15.5
Total depreciation and amortization	$45.4	$51.1	$135.6	$145.9

Capital expenditures:
U.S. Media	$9.4	$25.1	$40.3	$63.4
Other	0.7	0.7	1.7	2.0
Total capital expenditures	$10.1	$25.8	$42.0	$65.4

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)

	As of
(in millions)	September 30, 2020	December 31, 2019
Assets:
U.S. Media	$4,973.5	$5,077.1
Other	236.5	284.0
Corporate	660.5	21.2
Total assets	$5,870.5	$5,382.3

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with our historical consolidated financial statements and the notes thereto appearing in our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the Securities and Exchange Commission (the “SEC”) on February 26, 2020, and the unaudited consolidated financial statements and the notes thereto included in this Quarterly Report on Form 10-Q. This MD&A contains forward-looking statements that involve numerous risks and uncertainties. The forward-looking statements are subject to a number of important factors, including, but not limited to, those factors discussed in the sections entitled “Risk Factors” in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on February 26, 2020, and the section entitled “Cautionary Statement Regarding Forward-Looking Statements” in this Quarterly Report on Form 10-Q, that could cause our actual results to differ materially from the results described herein or implied by such forward-looking statements. Except as otherwise indicated or unless the context otherwise requires, all references in this Quarterly Report on Form 10-Q to (i) “OUTFRONT Media,” “the Company,” “we,” “our,” “us” and “our company” mean OUTFRONT Media Inc., a Maryland corporation, and unless the context requires otherwise, its consolidated subsidiaries, and (ii) the “25 largest markets in the U.S.,” “approximately 150 markets in the U.S. and Canada” and “Nielsen Designated Market Areas” are based, in whole or in part, on Nielsen Media Research’s Designated Market Area rankings as of January 1, 2020.

Overview

OUTFRONT Media is a real estate investment trust (“REIT”), which provides advertising space (“displays”) on out-of-home advertising structures and sites in the United States (the “U.S.”) and Canada. We currently manage our operations through two operating segments—U.S. Billboard and Transit, which is included in our U.S. Media reportable segment, and International. International does not meet the criteria to be a reportable segment and accordingly, is included in Other (see Note 19. Segment Information to the Consolidated Financial Statements).

In the third quarter of 2020, we sold all of our equity interests in certain of our subsidiaries (the “Sports Disposition”), which held all of the assets of our Sports Marketing operating segment, for a purchase price of approximately $34.6 million in cash, subject to closing and post-closing adjustments. The Sports Marketing operating segment was the marketing and multimedia rights holder for a variety of colleges, universities and other educational institutions across the United States. The operating results of our Sports Marketing operating segment through June 30, 2020, are included in our Consolidated Financial Statements and are included in Other in our segment reporting.

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

U.S. Media. Our U.S. Media segment generated 12% of its revenues in the New York City metropolitan area in the three months ended September 30, 2020, 22% in the three months ended September 30, 2019, 16% in the nine months ended September 30, 2020 and 23% in the nine months ended September 30, 2019, and generated 15% in the Los Angeles metropolitan area in the three months ended September 30, 2020, 16% in the three months ended September 30, 2019, 15% in the nine months ended September 30, 2020 and 16% in the nine months ended September 30, 2019. In the three months ended September 30, 2020, our U.S. Media segment generated $265.8 million of Revenues and $74.2 million of Operating income before Depreciation, Amortization, Net gain on dispositions, Stock-based compensation and Restructuring charges (“Adjusted OIBDA”). In the three months ended September 30, 2019, our U.S. Media segment generated $422.7 million of Revenues and $147.3 million of Adjusted OIBDA. In the nine months ended September 30, 2020, our U.S. Media segment generated $834.0 million of Revenues and $202.4 million of Adjusted OIBDA. In the nine months ended September 30, 2019, our U.S. Media segment generated $1,180.7 million of Revenues and $387.7 million of Adjusted OIBDA. (See the “Segment Results of Operations” section of this MD&A.)

Other (includes International and through June 30, 2020, Sports Marketing). In the three months ended September 30, 2020, Other generated $16.5 million of Revenues and $3.2 million of Adjusted OIBDA. In the three months ended September 30, 2019, Other generated $39.8 million of Revenues and $4.3 million of Adjusted OIBDA. In the nine months ended September 30, 2020, Other generated $66.5 million of Revenues and an Adjusted OIBDA loss of $1.7 million. In the nine months ended September 30, 2019, Other generated $113.4 million of Revenues and $14.3 million of Adjusted OIBDA.

COVID-19 Impact

The novel coronavirus (COVID-19) pandemic and the related preventative measures taken to help curb the spread, including shutdowns and slowdowns of, and restrictions on, businesses, public gatherings, social interactions and travel (including reductions in foot traffic, roadway traffic, transit commuting and overall target audiences) throughout the markets in which we do business have had, and may continue to have, a significant impact on the global economy and our business. Though generally we remain able to continue to sell and service our displays, our business operates billboard and transit franchise agreements in the top DMAs, such as New York and Los Angeles, where the COVID-19 pandemic has had a particularly significant impact. The COVID-19 pandemic has (i) delayed our ability to build and deploy advertising structures and sites, including digital displays; (ii) reduced or curtailed our customers’ advertising expenditures and overall demand for our services through purchase cancellations or otherwise; (iii) increased the volatility of our customers’ advertising expenditure patterns from period-to-period through short-notice purchases, purchase deferrals or otherwise; and (iv) extended delays in the collection of earned advertising revenues from our customers, all of which could have a material adverse effect on our business, financial condition and results of operation in 2020.

As a result of the impact of the COVID-19 pandemic on our business and results of operations, we expect our key performance indicators, total revenues and total expenses to be materially lower in 2020 than historical levels, particularly in our U.S. Media segment and with respect to our transit and other business. Additionally, we expect transit franchise expenses, billboard property lease expenses and posting, maintenance and other expenses, such as rental expenses and transit franchise payments, to materially increase as a percentage of revenues more than historical levels, as revenues decline in 2020. We expect the impacts described above to be greatest in the second quarter of 2020, with incremental improvement in the third and fourth quarters of 2020. Accordingly, results for the three and nine months ended September 30, 2020, are not indicative of the results that may be expected for the fiscal year ending December 31, 2020.

In response to the COVID-19 pandemic, we have prioritized the health and safety of our employees and customers by (i) shifting to a secure remote workforce for all personnel other than operations personnel who service our displays and certain other personnel, (ii) implementing deep cleaning, social distancing and other protective policies and practices in accordance with federal, state and local regulations and guidance across all offices and facilities that are open or in the process of reopening, (iii) restricting non-essential business travel, and (iv) communicating frequently with our employees and customers to address any concerns. None of these actions have caused a significant disruption in our ability to manage the continuity of our business or our internal controls. In addition, in order to preserve financial flexibility, increase liquidity and reduce expenses in light of the current uncertainty in the global economy and our business, we have modified our business goals and undertaken the following actions, which should be read in conjunction with the “—Analysis of Results of Operations” and “—Liquidity and Capital Resources” sections of this MD&A:

•Repaid in full all borrowings under the Revolving Credit Facility (as defined below) as of June 30, 2020, using the net proceeds from the offering of the Notes (as defined below) and cash on hand;

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

•Suspended or delayed our deployment of digital transit displays to reduce costs that may or may not be recoverable from customer sales or transit franchise partners;

•Reduced maintenance capital expenditures (other than for necessary safety-related projects) and growth capital expenditures for digital billboard display conversions;

•Have taken a highly selective approach to new acquisition activity; and

•Reduced our posting, maintenance and other, and SG&A (as defined below) expenses through restrictions on discretionary expenses, a hiring freeze, workforce reductions, employee furloughs and temporary reductions to the base salaries of certain employees and our executive officers (which ended in September 2020), as well as to the cash compensation of our non-employee directors (which ended in October 2020), to offset expected decreases in revenues in 2020.

In addition, we have engaged, and will continue to engage, in constructive conversations with our billboard ground lease landlords and transit franchise partners to mitigate increases as a percentage of revenues in billboard property lease expenses, transit franchise expenses and posting, maintenance and other expenses.

Though we rely on third parties to manufacture and transport our digital displays, and have not experienced any significant supply chain or logistical disruptions, we may experience delays as a result of the COVID-19 pandemic in receiving digital displays as we continue to reinstate our digital billboard display conversions and deployment of digital transit displays.

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

We have built or converted 47 new digital billboard displays in the United States and 2 in Canada during the nine months ended September 30, 2020. Additionally, in the nine months ended September 30, 2020, we entered into marketing arrangements to sell advertising on 20 third-party digital billboard displays in the U.S. and 29 in Canada. In the nine months ended September 30, 2020, we have built, converted or replaced 1,699 digital transit and other displays in the United States. As described above, as a result of the COVID-19 pandemic, we reduced our digital billboard display conversions and suspended or delayed our deployment of digital transit displays. The following table sets forth information regarding our digital displays.

	Digital Revenues (in millions) for the Nine Months Ended September 30, 2020(a)			Number of Digital Displays as of September 30, 2020(a)
Location	Digital Billboard	Digital Transit and Other	Total Digital Revenues	Digital Billboard Displays	Digital Transit and Other Displays	Total Digital Displays
United States	$130.0	$41.8	$171.8	1,200	7,766	8,966
Canada	12.9	0.1	13.0	219	93	312
Total	$142.9	$41.9	$184.8	1,419	7,859	9,278

(a)Digital display amounts include 2,941 displays reserved for transit agency use. Our number of digital displays is impacted by acquisitions, dispositions, management agreements, the net effect of new and lost billboards, and the net effect of won and lost franchises in the period.

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

We have a diversified base of customers across various industries. During the three months ended September 30, 2020, our largest categories of advertisers were professional services, healthcare/pharmaceuticals and retail, which represented approximately 11%, 9% and 8% of our total U.S. Media segment revenues, respectively. During the three months ended September 30, 2019, our largest categories of advertisers were financial services, retail and professional services, each of which represented approximately 8% of our total U.S. Media segment revenues. During the nine months ended September 30, 2020, our largest categories of advertisers were professional services, healthcare/pharmaceuticals and retail, each of which represented approximately 10%, 9% and 8% of our total U.S. Media segment revenues, respectively. During the nine months ended September 30, 2019, our largest categories of advertisers were retail, professional services and computers/internet, each of which represented approximately 8% of our total U.S. Media segment revenues.

Our large-scale portfolio allows our customers to reach a national audience and also provides the flexibility to tailor campaigns to specific regions or markets. In the three months ended September 30, 2020, we generated approximately 38% of our U.S. Media segment revenues from national advertising campaigns compared to approximately 46% in the same prior-year period. In the nine months ended September 30, 2020, we generated approximately 40% of our U.S. Media segment revenues from national advertising campaigns compared to approximately 44% in the same prior-year period.

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

	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
(in millions, except percentages)	2020	2019	Change	2020	2019	Change
Revenues	$282.3	$462.5	(39)%	$900.5	$1,294.1	(30)%
Organic revenues(a)(b)	282.3	451.1	(37)	874.9	1,252.7	(30)
Operating income	25.1	85.5	(71)	33.0	211.1	(84)
Adjusted OIBDA(b)	68.5	140.3	(51)	177.0	370.7	(52)
Adjusted OIBDA(b) margin	24%	30%		20%	29%
Funds from operations (“FFO”)(b) attributable to OUTFRONT Media Inc.	22.6	79.0	(71)	39.4	211.7	(81)
Adjusted FFO (“AFFO”)(b) attributable to OUTFRONT Media Inc.	27.7	92.6	(70)	46.4	228.1	(80)
Net income (loss) attributable to OUTFRONT Media Inc.	(13.5)	38.7	*	(65.3)	95.1	*

•Calculation is not meaningful.
(a)Organic revenues exclude revenues associated with a disposition and the impact of foreign currency exchange rates (“non-organic revenues”). We provide organic revenues to understand the underlying growth rate of revenue excluding the impact of non-organic revenue items. Our management believes organic revenues are useful to users of our financial data because it enables them to better understand the level of growth of our business period to period. Since organic revenues are not calculated in accordance with GAAP, it should not be considered in isolation of, or as a substitute for, revenues as an indicator of operating performance. Organic revenues, as we calculate it, may not be comparable to similarly titled measures employed by other companies.
(b)See the “Reconciliation of Non-GAAP Financial Measures” and “Revenues” sections of this MD&A for reconciliations of Operating income to Adjusted OIBDA, Net income (loss) attributable to OUTFRONT Media Inc. to FFO attributable to OUTFRONT Media Inc. and AFFO attributable to OUTFRONT Media Inc. and Revenues to organic revenues.

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

FFO and AFFO

When used herein, references to “FFO” and “AFFO” mean “FFO attributable to OUTFRONT Media Inc.” and “AFFO attributable to OUTFRONT Media Inc.,” respectively. We calculate FFO in accordance with the definition established by the National Association of Real Estate Investment Trusts (“NAREIT”). FFO reflects net income (loss) attributable to OUTFRONT Media Inc. adjusted to exclude gains and losses from the sale of real estate assets, depreciation and amortization of real estate assets, amortization of direct lease acquisition costs and the same adjustments for our equity-based investments and non-controlling interests, as well as the related income tax effect of adjustments, as applicable. We calculate AFFO as FFO adjusted to include cash paid for direct lease acquisition costs as such costs are generally amortized over a period ranging from four weeks to one year and therefore are incurred on a regular basis. AFFO also includes cash paid for maintenance capital expenditures since these are routine uses of cash that are necessary for our operations. In addition, AFFO excludes restructuring charges and losses on extinguishment of debt, as well as certain non-cash items, including non-real estate depreciation and amortization, a gain on disposition of non-real estate assets, stock-based compensation expense, accretion expense, the non-cash effect of straight-line rent, amortization of deferred financing costs and the same adjustments for our non-controlling interests, as well as the non-cash portion of income taxes, and the related income tax effect of adjustments, as applicable. We use FFO and AFFO measures for managing our business and for planning and forecasting future periods, and each is an important indicator of our operational strength and business performance, especially compared to other REITs. Our management believes users of our financial data are best served if the information that is made available to them allows them to align their analysis and evaluation of our operating results along the same lines that our management uses in managing, planning and executing our business strategy. Our management also believes that the presentations of FFO and AFFO, as supplemental measures, are useful in evaluating our business because adjusting results to reflect items that have more bearing on the operating performance of REITs highlight trends in our business that may not otherwise be apparent when relying solely on GAAP financial measures. It is management’s opinion that these supplemental measures provide users of our financial data with an important perspective on our operating performance and also make it easier to compare our results to other companies in our industry, as well as to REITs.

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

Reconciliation of Non-GAAP Financial Measures

The following table reconciles Operating income to Adjusted OIBDA, and Net income (loss) attributable to OUTFRONT Media Inc. to FFO attributable to OUTFRONT Media Inc. and AFFO attributable to OUTFRONT Media Inc.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions, except per share amounts)	2020	2019	2020	2019
Total revenues	$282.3	$462.5	$900.5	$1,294.1

Operating income	$25.1	$85.5	$33.0	$211.1
Restructuring charges(a)	0.6	—	5.3	0.3
Net gain on dispositions	(8.0)	(1.9)	(13.3)	(3.0)
Depreciation	21.0	22.4	63.2	64.9
Amortization	24.4	28.7	72.4	81.0
Stock-based compensation	5.4	5.6	16.4	16.4
Adjusted OIBDA	$68.5	$140.3	$177.0	$370.7
Adjusted OIBDA margin	24%	30%	20%	29%

Net income (loss) attributable to OUTFRONT Media Inc.	$(13.5)	$38.7	$(65.3)	$95.1
Depreciation of billboard advertising structures	15.3	17.0	46.2	49.2
Amortization of real estate-related intangible assets	12.3	11.6	36.5	33.4
Amortization of direct lease acquisition costs	9.1	13.6	26.7	36.9
Net gain on disposition of real estate assets	(0.8)	(1.9)	(6.1)	(3.0)
Adjustment related to non-controlling interests	—	—	(0.2)	—
Adjustment related to equity-based investments	—	—	—	0.1
Income tax effect of adjustments(b)	0.2	—	1.6	—
FFO attributable to OUTFRONT Media Inc.	22.6	79.0	39.4	211.7
Non-cash portion of income taxes	(1.1)	0.7	(6.4)	0.6
Cash paid for direct lease acquisition costs	(9.0)	(10.5)	(32.6)	(34.5)
Maintenance capital expenditures	(2.9)	(6.4)	(14.0)	(15.0)
Restructuring charges - severance(a)	0.6	—	4.4	0.3
Other depreciation	5.7	5.4	17.0	15.7
Other amortization	3.0	3.5	9.2	10.7
Gain on disposition of non-real estate assets(c)	(7.2)	—	(7.2)	—
Stock-based compensation(a)	5.4	5.6	17.3	16.4
Non-cash effect of straight-line rent	4.7	1.8	9.6	4.4
Accretion expense	0.6	0.6	1.9	1.9
Amortization of deferred financing costs	1.8	1.9	4.8	4.9
Loss on extinguishment of debt	—	11.0	—	11.0
Adjustment related to non-controlling interests	—	—	(0.1)	—
Income tax effect of adjustments(d)	3.5	—	3.1	—
AFFO attributable to OUTFRONT Media Inc.	$27.7	$92.6	$46.4	$228.1

(a)In 2020, Restructuring charges relate to severance associated with workforce reductions made in response to the COVID-19 pandemic and includes stock-based compensation expenses of $0.9 million.
(b)Income tax effect related to Net gain on disposition of real estate assets.
(c)Gain related to the Sports Disposition. (See Note 13. Acquisitions and Dispositions: Dispositions to the Consolidated Financial Statements.)
(d)Income tax effect related to Restructuring charges - severance and Gain on disposition of non-real estate assets.

FFO in the three months ended September 30, 2020, of $22.6 million decreased $56.4 million, or 71%, compared to the same prior-year period. AFFO in the three months ended September 30, 2020, of $27.7 million decreased $64.9 million, or 70%, compared to the same prior-year period. FFO in the nine months ended September 30, 2020, of $39.4 million decreased $172.3 million, or 81%, compared to the same prior-year period. AFFO in the nine months ended September 30, 2020, of $46.4 million decreased $181.7 million, or 80%, compared to the same prior-year period. The decreases were primarily due to the impact of the COVID-19 pandemic on revenues, partially offset by cost reduction measures taken in response to the COVID-19 pandemic.

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

	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
(in millions, except percentages)	2020	2019	Change	2020	2019	Change
Revenues:
Billboard	$239.9	$312.0	(23)%	$699.3	$868.8	(20)%
Transit and other	42.4	150.5	(72)	201.2	$425.3	(53)
Total revenues	$282.3	$462.5	(39)	$900.5	$1,294.1	(30)

Organic revenues(a):
Billboard	$239.9	$311.7	(23)	$699.3	$867.7	(19)
Transit and other	42.4	139.4	(70)	175.6	385.0	(54)
Total organic revenues(a)	282.3	451.1	(37)	874.9	1,252.7	(30)
Non-organic revenues:
Billboard	—	0.3	*	—	1.1	*
Transit and other	—	11.1	*	25.6	40.3	(36)
Total non-organic revenues	—	11.4	*	25.6	41.4	(38)
Total revenues	$282.3	$462.5	(39)	$900.5	$1,294.1	(30)

•Calculation is not meaningful.
(a)Organic revenues exclude revenues associated with a disposition and the impact of foreign currency exchange rates (“non-organic revenues”).

Total revenues decreased $180.2 million, or 39%, and organic revenues decreased $168.8 million, or 37%, in the three months ended September 30, 2020, compared to the same prior-year period. Total revenues decreased by $393.6 million, or 30%, and organic revenues decreased $377.8 million, or 30%, in the nine months ended September 30, 2020, compared to the same prior-year period.

In the nine months ended September 30, 2020, non-organic revenues exclude the impact of the Sports Disposition. In the three and nine months ended September 30, 2019, non-organic revenues exclude the impact of the Sports Disposition and reflect the impact of foreign currency exchange rates.

Total billboard revenues decreased $72.1 million, or 23%, in the three months ended September 30, 2020, compared to the same prior-year period and decreased $169.5 million, or 20%, in the nine months ended September 30, 2020, compared to the same prior-year period. The decreases were principally driven by a decline in average revenue per display (yield) as a result of the impact of the COVID-19 pandemic on customer advertising expenditures and overall demand for our services through purchase cancellations or otherwise.

Organic billboard revenues in the three months ended September 30, 2020, decreased $71.8 million, or 23%, compared to the same prior-year period and decreased $168.4 million, or 19%, in the nine months ended September 30, 2020, compared to the same prior-year period. The decreases were principally driven by a decline in average revenue per display (yield) as a result of the impact of the COVID-19 pandemic on customer advertising expenditures and overall demand for our services through purchase cancellations or otherwise.

Total transit and other revenues decreased $108.1 million, or 72%, in the three months ended September 30, 2020, compared to the same prior-year period and decreased $224.1 million, or 53%, in the nine months ended September 30, 2020, compared to the same prior-year period. The decreases were driven by a decline in average revenue per display (yield) as a result of the impact of the COVID-19 pandemic on customer advertising expenditures and overall demand for our services through purchase cancellations or otherwise, the impact of the Sports Disposition and a decrease in third-party digital equipment sales.

The decrease in organic transit and other revenues in each of the three and nine months ended September 30, 2020, compared to the same prior-year period, is due to a decline in average revenue per display (yield) as a result of the impact of the COVID-19 pandemic on customer advertising expenditures and overall demand for our services through purchase cancellations or otherwise and a decrease in third-party digital equipment sales.

Expenses

	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
(in millions, except percentages)	2020	2019	Change	2020	2019	Change
Expenses:
Operating	$155.8	$245.5	(37)%	$534.6	$702.7	(24)%
Selling, general and administrative	63.4	82.3	(23)	205.3	237.1	(13)
Restructuring charges	0.6	—	*	5.3	0.3	*
Net gain on dispositions	(8.0)	(1.9)	*	(13.3)	(3.0)	*
Depreciation	21.0	22.4	(6)	63.2	64.9	(3)
Amortization	24.4	28.7	(15)	72.4	81.0	(11)
Total expenses	$257.2	$377.0	(32)	$867.5	$1,083.0	(20)

*Calculation is not meaningful.

Operating Expenses

	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
(in millions, except percentages)	2020	2019	Change	2020	2019	Change
Operating expenses:
Billboard property lease	$95.0	$104.5	(9)%	$291.9	$302.2	(3)%
Transit franchise	21.3	69.8	(69)	97.6	201.5	(52)
Posting, maintenance and other	39.5	71.2	(45)	145.1	199.0	(27)
Total operating expenses	$155.8	$245.5	(37)	$534.6	$702.7	(24)

Billboard property lease expenses represented 40% of billboard revenues in the three months ended September 30, 2020, 33% in the three months ended September 30, 2019, 42% in the nine months ended September 30, 2020, and 35% in the nine months ended September 30, 2019.

Transit franchise expenses represented 59% of transit display revenues in the three months ended September 30, 2020, 57% in the three months ended September 30, 2019, 62% in the nine months ended September 30, 2020 and 59% in the nine months ended September 30, 2019. The increase in transit franchise expense as a percentage of revenues is primarily driven by an amendment to our agreement with the New York Metropolitan Transportation Authority (“the MTA”), which resulted in the payment of an increased revenue share percentage instead of guaranteed minimum annual payments for second and third quarters of 2020.

Billboard property lease and transit franchise expenses decreased $58.0 million in the three months ended September 30, 2020, compared to the same prior-year period. Billboard property lease and transit franchise expenses decreased $114.2 million in the nine months ended September 30, 2020, compared to the same prior-year period. The decreases were due primarily to lower billboard and transit revenues resulting from the impact of the COVID-19 pandemic and the impact of agreements with landlords and transit franchise partners to modify our existing minimum lease payments and guaranteed minimum annual payments to revenue share percentages in the second and third quarters of 2020.

Posting, maintenance and other expenses decreased $31.7 million, or 45%, in the three months ended September 30, 2020, compared to the same prior-year period and decreased $53.9 million, or 27%, in the nine months ended September 30, 2020, compared to the same prior-year period. The decreases were primarily due to the impact of the COVID-19 pandemic and the related restrictions in the top DMAs reducing or curtailing customer advertising expenditures and overall demand for our services through purchase cancellations or otherwise, the impact of the Sports Disposition and lower costs related to third-party digital equipment sales.

Selling, General and Administrative Expenses (“SG&A”)

SG&A expenses represented 22% of Revenues in the three months ended September 30, 2020, and 18% in the same prior-year period. SG&A expenses decreased $18.9 million, or 23%, in the three months ended September 30, 2020, compared to the same prior-year period. SG&A expenses represented 23% of Revenues in the nine months ended September 30, 2020 and 18% in the same prior-year period. SG&A expenses decreased $31.8 million, or 13%, in the nine months ended September 30, 2020, compared to the same prior-year period. The decreases were primarily driven by lower compensation-related costs and lower professional fees, primarily as a result of cost reduction measures taken in response to the COVID-19 pandemic, and lower expenses resulting from the Sports Disposition, partially offset by a higher provision for doubtful allowances.

Net Gain on Dispositions

Net gain on dispositions was $8.0 million for the three months ended September 30, 2020, compared to $1.9 million for the same prior-year period. Net gain on dispositions was $13.3 million for the nine months ended September 30, 2020, compared to $3.0 million for the same prior-year period. The gain for the three and nine months ended September 30, 2020, was primarily related to a gain of $7.2 million related to the Sports Disposition. For the nine months ended September 30, 2020, the gain also included the sale of an office location in Canada in the second quarter of 2020. The gains for the nine months ended September 30, 2019, primarily related to the sales of office locations in the U.S.

Depreciation

Depreciation decreased $1.4 million, or 6% in the three months ended September 30, 2020, compared to the same prior-year period and decreased $1.7 million, or 3%, in the nine months ended September 30, 2020, compared to the same prior-year period.

Amortization

Amortization decreased $4.3 million, or 15%, in the three months ended September 30, 2020, compared to the same prior-year period, principally driven by lower direct lease acquisition costs, partially offset by higher amortization of intangible assets. Amortization of direct lease acquisition costs was $9.1 million in the three months ended September 30, 2020 and $13.6 million in the same prior-year period. Amortization decreased $8.6 million, or 11%, in the nine months ended September 30, 2020, compared to the same prior-year period, principally driven by lower direct lease acquisition costs, partially offset by higher amortization of intangible assets. Amortization of direct lease acquisition costs was $26.7 million in the nine months ended September 30, 2020 and $36.9 million in the same prior-year period.

Interest Expense, Net

Interest expense, net, was $34.2 million (including $1.8 million of deferred financing costs) in the three months ended September 30, 2020, and $33.9 million (including $1.9 million of deferred financing costs) in the same prior-year period. The increase in Interest expense, net, in the three months ended September 30, 2020, compared to the same prior-year period was due primarily to a higher outstanding average debt balance, partially offset by lower interest rates. Interest expense, net, was $97.3 million (including $4.8 million of deferred financing costs) in the nine months ended September 30, 2020, and $100.5 million (including $4.9 million of deferred financing costs) in the same prior-year period. The decrease in Interest expense, net, in the nine months ended September 30, 2020, compared to the same prior-year period was primarily due to lower interest rates, partially offset by a higher outstanding average debt balance.

Provision for Income Taxes

Provision for income taxes of $3.5 million in the three months ended September 30, 2020, increased $0.2 million, or 6%, compared to the same prior-year period, due primarily to a gain related to the Sports Disposition. Provision for income taxes of $0.3 million in the nine months ended September 30, 2020, decreased $8.2 million, or 96%, compared to the same prior-year period, due primarily to a taxable REIT subsidiary loss in the nine months ended September 30, 2020, partially offset by the gain related to the Sports Disposition.

Net Income (Loss)

Net loss before allocation to non-controlling interests was $13.3 million in the three months ended September 30, 2020, compared to Net income before allocation to non-controlling interests of $38.7 million in the same prior-year period, due primarily to a the impact of the COVID-19 pandemic, partially offset by the impact of cost reduction measures taken in response to the COVID-19 pandemic and the gain related to the Sports Disposition. Net loss before allocation to non-controlling interests was $65.0 million in the nine months ended September 30, 2020, compared Net income before allocation to non-controlling interests of $95.1 million in the same prior-year period, due primarily to the impact of the COVID-19 pandemic, partially offset by the impact of cost reduction measures taken in response, the gain related to the Sports Disposition and lower interest expense.

Segment Results of Operations

We present Adjusted OIBDA as the primary measure of profit and loss for our reportable segments. (See the “Key Performance Indicators” section of this MD&A and Note 19. Segment Information to the Consolidated Financial Statements.)

We currently manage our operations through two operating segments—U.S. Billboard and Transit, which is included in our U.S. Media reportable segment, and International. International does not meet the criteria to be a reportable segment and accordingly, is included in Other. Our segment reporting therefore includes U.S. Media and Other.

The following table presents our Revenues, Adjusted OIBDA and Operating income (loss) by segment in the three and nine months ended September 30, 2020 and 2019. In the third quarter of 2020, we completed the Sports Disposition. Historical operating results for our Sports Marketing operating segment through June 30, 2020, are included in Other.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2020	2019	2020	2019
Revenues:
U.S. Media	$265.8	$422.7	$834.0	$1,180.7
Other	16.5	39.8	66.5	113.4
Total revenues	$282.3	$462.5	$900.5	$1,294.1

Operating income	$25.1	$85.5	$33.0	$211.1
Restructuring charges	0.6	—	5.3	0.3
Net gain on dispositions	(8.0)	(1.9)	(13.3)	(3.0)
Depreciation	21.0	22.4	63.2	64.9
Amortization	24.4	28.7	72.4	81.0
Stock-based compensation	5.4	5.6	16.4	16.4
Total Adjusted OIBDA	$68.5	$140.3	$177.0	$370.7

Adjusted OIBDA:
U.S. Media	$74.2	$147.3	$202.4	$387.7
Other	3.2	4.3	(1.7)	14.3
Corporate	(8.9)	(11.3)	(23.7)	(31.3)
Total Adjusted OIBDA	$68.5	$140.3	$177.0	$370.7

Operating income (loss):
U.S. Media	$31.9	$103.1	$75.4	$260.5
Other	7.5	(0.7)	(1.3)	(1.4)
Corporate	(14.3)	(16.9)	(41.1)	(48.0)
Total operating income	$25.1	$85.5	$33.0	$211.1

U.S. Media

	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
(in millions, except percentages)	2020	2019	Change	2020	2019	Change
Revenues:
Billboard	$226.0	$292.8	(23)%	$663.9	$814.1	(18)%
Transit and other	39.8	129.9	(69)	170.1	366.6	(54)
Total revenues	265.8	422.7	(37)	834.0	1,180.7	(29)
Operating expenses	(145.9)	(218.1)	(33)	(483.6)	(628.8)	(23)
SG&A expenses	(45.7)	(57.3)	(20)	(148.0)	(164.2)	(10)
Adjusted OIBDA	$74.2	$147.3	(50)	$202.4	$387.7	(48)
Adjusted OIBDA margin	28%	35%		24%	33%

Operating income	$31.9	$103.1	(69)	$75.4	$260.5	(71)
Restructuring charges	0.4	—	*	3.4	—	*
Net gain on dispositions	—	(1.9)	*	(1.2)	(3.2)	(63)
Depreciation and amortization	41.9	46.1	(9)	124.8	130.4	(4)
Adjusted OIBDA	$74.2	$147.3	(50)	$202.4	$387.7	(48)

*    Calculation is not meaningful.

Total U.S. Media segment revenues decreased $156.9 million, or 37%, in the three months ended September 30, 2020, compared to the same prior-year period. In the three months ended September 30, 2020, we generated approximately 38% of our U.S. Media segment revenues from national advertising campaigns and 46% in the same prior-year period. Total U.S. Media segment revenues decreased $346.7 million, or 29%, in the nine months ended September 30, 2020, compared to the same prior-year period. In the nine months ended September 30, 2020, we generated approximately 40% of our U.S. Media segment revenues from national advertising campaigns and 44% in the same prior-year period. The decreases in U.S. Media segment revenues were due primarily to a decline in average revenue per display (yield) as a result of the impact of the COVID-19 pandemic on customer advertising expenditures and overall demand for our services through purchase cancellations or otherwise.

Revenues from U.S. Media segment billboards decreased $66.8 million, or 23%, in the three months ended September 30, 2020, compared to the same prior-year period. Revenues from U.S. Media segment billboards decreased $150.2 million, or 18%, in the nine months ended September 30, 2020, compared to the same prior-year period. The decreases reflect a decline in average revenue per display (yield) as a result of the impact of the COVID-19 pandemic on customer advertising expenditures and overall demand for our services through purchase cancellations or otherwise.

Transit and other revenues in the U.S. Media segment decreased $90.1 million, or 69%, in the three months ended September 30, 2020, compared to the same prior-year period and decreased $196.5 million, or 54%, in the nine months ended September 30, 2020, compared to the same prior-year period. The decreases were driven by a decline in average revenue per display (yield) as a result of the impact of the COVID-19 pandemic on customer advertising expenditures and overall demand for our services through purchase cancellations or otherwise.

U.S. Media segment operating expenses decreased $72.2 million, or 33%, in the three months ended September 30, 2020, compared to the same prior-year period. U.S. Media segment SG&A expenses decreased $11.6 million, or 20%, in the three months ended September 30, 2020, compared to the same prior-year period. U.S. Media segment operating expenses decreased $145.2 million, or 23%, in the nine months ended September 30, 2020, compared to the same prior-year period. U.S. Media segment SG&A expenses decreased $16.2 million, or 10%, in the nine months ended September 30, 2020, compared to the same prior-year period. The decreases in U.S. Media segment operating expenses were primarily driven by lower billboard and transit revenues resulting from the impact of the COVID-19 pandemic and the impact of agreements with landlords and transit franchise partners to modify our existing minimum lease payments and guaranteed minimum annual payments to revenue share percentages in the second and third quarters of 2020. The decreases in U.S. Media segment SG&A expenses were primarily driven by lower compensation-related costs and lower professional fees, primarily resulting from cost reduction measures taken in response to the COVID-19 pandemic, partially offset by a higher provision for doubtful allowances.

U.S. Media segment Adjusted OIBDA decreased $73.1 million, or 50%, in the three months ended September 30, 2020, compared to the same prior-year period. Adjusted OIBDA margin was 28% in the three months ended September 30, 2020, and 35% in the same prior-year period. U.S. Media segment Adjusted OIBDA decreased $185.3 million, or 48%, in the nine months ended September 30, 2020, compared to the same prior-year period. Adjusted OIBDA margin was 24% in the nine months ended September 30, 2020, and 33% in the same prior-year period.
Other

	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
(in millions, except percentages)	2020	2019	Change	2020	2019	Change
Revenues:
Billboard	$13.9	$19.2	(28)%	$35.4	$54.7	(35)%
Transit and other	2.6	20.6	(87)	31.1	58.7	(47)
Total revenues	$16.5	$39.8	(59)	$66.5	$113.4	(41)

Organic revenues(a):
Billboard	$13.9	$18.9	(26)	$35.4	$53.6	(34)
Transit and other	2.6	9.5	(73)	5.5	18.4	(70)
Total organic revenues(a)	16.5	28.4	(42)	40.9	72.0	(43)
Non-organic revenues:
Billboard	—	0.3	*	—	1.1	*
Transit and other	—	11.1	*	25.6	40.3	(36)
Total non-organic revenues	—	11.4	*	25.6	41.4	(38)
Total revenues	16.5	39.8	(59)	66.5	113.4	(41)
Operating expenses	(9.9)	(27.4)	(64)	(51.0)	(73.9)	(31)
SG&A expenses	(3.4)	(8.1)	(58)	(17.2)	(25.2)	(32)
Adjusted OIBDA	$3.2	$4.3	(26)	$(1.7)	$14.3	*
Adjusted OIBDA margin	19%	11%		(3)%	13%

Operating loss	$7.5	$(0.7)	*	$(1.3)	$(1.4)	(7)
Restructuring charges	0.2	—	*	0.9	—	*
Net (gain) loss on dispositions	(8.0)	—	*	(12.1)	0.2	*
Depreciation and amortization	3.5	5.0	(30)	10.8	15.5	(30)
Adjusted OIBDA	$3.2	$4.3	(26)	$(1.7)	$14.3	*

*    Calculation is not meaningful.
(a)Organic revenues exclude revenues associated with a disposition and the impact of foreign currency exchange rates (“non-organic revenues”).

In the third quarter of 2020, we completed the Sports Disposition. The operating results of our Sports Marketing operating segment through June 30, 2020, are included in our Consolidated Financial Statements.

Total Other revenues decreased $23.3 million, or 59%, in the three months ended September 30, 2020, and decreased $46.9 million, or 41%, in the nine months ended September 30, 2020, compared to the same prior-year periods, reflecting the Sports Disposition, a decline in average revenue per display (yield) as a result of the impact of the COVID-19 pandemic on customer advertising expenditures and overall demand for our services through purchase cancellations or otherwise, as well as the cancellation of spring sports at colleges and universities and a decrease in third-party digital equipment sales.

In the nine months ended September 30, 2020, non-organic revenues exclude the impact of the Sports Disposition. In the three and nine months ended September 30, 2019, non-organic revenues exclude the impact of the Sports Disposition and reflect the impact of foreign currency exchange rates.

Organic Other revenues decreased $11.9 million, or 42%, in the three months ended September 30, 2020, compared to the same prior-year period, reflecting a decline in average revenue per display (yield) as a result of the impact of the COVID-19 pandemic on customer advertising expenditures and overall demand for our services through purchase cancellations or otherwise, and a decrease in third-party digital equipment sales. Organic Other revenues decreased $31.1 million, or 43%, in the nine months ended September 30, 2020, compared to the same prior-year period, reflecting a decline in average revenue per display (yield) as a result of the impact of the COVID-19 pandemic on customer advertising expenditures and overall demand for our services through purchase cancellations or otherwise, and a decrease in third-party digital equipment sales.

Other operating expenses decreased $17.5, or 64%, in the three months ended September 30, 2020, compared to the same prior-year period. Other SG&A expenses decreased $4.7 million, or 58%, in the three months ended September 30, 2020, compared to the prior-year period. Other operating expenses decreased $22.9 million, or 31%, in the nine months ended September 30, 2020, compared to the same prior-year period. Other SG&A expenses decreased $8.0 million, or 32%, in the nine months ended September 30, 2020, compared to the prior-year period. The decreases in Other operating expenses were primarily driven by the impact of the Sports Disposition and lower expenses related to our Sports Marketing operating segment prior to the disposition, lower costs related to third-party digital equipment sales and lower billboard and transit revenues. The decreases in Other SG&A expenses were primarily driven by the impact of the Sports Disposition and cost reduction measures taken in response to the COVID-19 pandemic.

Other incurred Adjusted OIBDA of $3.2 million in the three months ended September 30, 2020, compared to $4.3 million in the same prior-year period and incurred an Adjusted OIBDA loss of $1.7 million in the nine months ended September 30, 2020, compared to Adjusted OIBDA of $14.3 million in the same prior-year period. The decreases were due primarily to the Sports Disposition, a decline in average revenue per display (yield) as a result of the impact of the COVID-19 pandemic on customer advertising expenditures and overall demand for our services through purchase cancellations or otherwise, the impact of the Sports Disposition, as well as the cancellation of spring sports at colleges and universities, partially offset by cost reduction measures taken in response to the COVID-19 pandemic.

Corporate

Corporate expenses primarily include expenses associated with employees who provide centralized services. Corporate expenses, excluding stock-based compensation, were $8.9 million in the three months ended September 30, 2020, compared to $11.3 million in the same prior-year period. Corporate expenses, excluding stock-based compensation, were $23.7 million in the nine months ended September 30, 2020, compared to $31.3 million in the same prior-year period. The decreases were primarily due to lower compensation-related expenses, including lower costs resulting from cost reduction measures taken in response to the COVID-19 pandemic and the impact of market fluctuations on an equity-linked retirement plan offered by the Company to certain employees.

Liquidity and Capital Resources

	As of
(in millions, except percentages)	September 30, 2020	December 31, 2019	% Change
Assets:
Cash and cash equivalents	$690.6	$59.1	*%
Restricted cash	1.6	1.8	(11)
Receivables, less allowance ($24.8 in 2020 and $12.1 in 2019)	191.4	290.0	(34)
Prepaid lease and transit franchise costs	4.7	8.6	(45)
Prepaid MTA equipment deployment costs	—	55.4	(100)
Other prepaid expenses	18.4	15.8	16
Other current assets	31.5	5.1	518
Total current assets	938.2	435.8	115
Liabilities:
Accounts payable	51.9	67.9	(24)
Accrued compensation	25.9	56.1	(54)
Accrued interest	26.4	26.4	—
Accrued lease and transit franchise costs	54.0	55.3	(2)
Other accrued expenses	40.4	34.2	18
Deferred revenues	40.6	29.0	40
Short-term debt	80.0	195.0	(59)
Short-term operating lease liabilities	182.8	168.3	9
Other current liabilities	25.0	17.8	40
Total current liabilities	527.0	650.0	(19)
Working capital (deficit)	$411.2	$(214.2)	*

•Calculation is not meaningful.

We continually project anticipated cash requirements for our operating, investing and financing needs as well as cash flows generated from operating activities available to meet these needs. Due to seasonal advertising patterns and influences on advertising markets, our revenues and operating income are typically highest in the fourth quarter, during the holiday shopping season, and lowest in the first quarter, as advertisers adjust their spending following the holiday shopping season. Further, certain of our municipal transit contracts require guaranteed minimum annual payments to be paid on a monthly or quarterly basis, as applicable.

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

In addition, as part of our growth strategy, we frequently evaluate strategic opportunities to acquire new businesses, assets or digital technology. Consistent with this strategy, we regularly evaluate potential acquisitions, ranging from small transactions to larger acquisitions, which transactions could be funded through cash on hand, additional borrowings, equity or other securities, or some combination thereof. In response to the COVID-19 pandemic, we have taken a highly selective approach to new acquisition activity.

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

We expect our short-term and long-term cash needs and related funding capability to be adversely affected by the impact of the COVID-19 pandemic as cash on hand and operating cash flows decrease in 2020, and our ability to issue debt and equity securities and/borrow under our existing or new credit facilities on reasonable pricing terms, or at all, may become uncertain. In order to preserve financial flexibility and increase liquidity in light of the current uncertainty in the global economy and our business resulting from the COVID-19 pandemic, we repaid in full all borrowings under the Revolving Credit Facility as of June 30, 2020, using the net proceeds from the offering of the Notes and cash on hand, raised $400.0 million in the Private Placement (as defined below), before expenses, issued $400.0 million aggregate principal amount of the Notes and amended the Credit Agreement to modify the calculation of the Company’s financial maintenance covenant ratio under the Credit Agreement, among other things. (See the “Overview—COVID-19 Impact” section of this MD&A.)

The increase in working capital as of September 30, 2020, compared to a working capital deficit as of December 31, 2019, is primarily driven by the increase in cash as a result of the Private Placement. The increase in cash is partially offset by a decline in Prepaid MTA deployment costs. As a result of the impact of the COVID-19 pandemic on our business and our expectations with respect to future revenues under the MTA agreement into the future, we reclassified Prepaid MTA deployment costs to long-term assets.

Under the MTA agreement, we are obligated to deploy, over a number of years, (i) 8,565 digital advertising screens on subway and train platforms and entrances, (ii) 37,716 smaller-format digital advertising screens on rolling stock, and (iii) 7,829 MTA communications displays, with such deployment amounts being subject to modification as agreed-upon by us and the MTA. In addition, we are obligated to pay to the MTA the greater of a percentage of revenues or a guaranteed minimum annual payment. Incremental revenues that exceed an annual base revenue amount will be retained by us for the cost of deploying advertising and communications displays throughout the transit system. As presented in the table below, recoupable MTA equipment deployment costs are being recorded as Prepaid MTA equipment deployment costs and Intangible assets on our Consolidated Statement of Financial Position, and as these costs are recouped from incremental revenues that the MTA would otherwise be entitled to receive, Prepaid MTA equipment deployment costs will be reduced. If incremental revenues generated over the term of the agreement are not sufficient to cover all or a portion of the equipment deployment costs, the costs will not be recouped, which could have an adverse effect on our business, financial condition and results of operation. We did not recoup any equipment deployment costs in the nine months ended September 30, 2020, and it’s unlikely we will recoup equipment deployment costs in 2020. In June 2020, we entered into an amendment to the MTA agreement, pursuant to which (i) for up to $143.0 million of MTA equipment deployment costs to be incurred under the MTA agreement after June 2020, the MTA and the Company will directly pay 70% and 30% of the costs, respectively, instead of the costs being recoupable from incremental revenues generated under the agreement, and (ii) any guaranteed minimum annual payment amounts that would have been paid for the period from April 1, 2020 through December 31, 2020 (less any revenue share amounts actually paid during this period using an increased revenue share percentage of 65%) will instead be added in equal increments to the guaranteed minimum annual payment amounts owed for the period from January 1, 2022, through December 31, 2026. In connection with the amendment to the MTA Agreement and in coordination with the MTA, after suspending our deployment of advertising and communications displays throughout the transit system in March 2020 as a result of the impact of the COVID-19 pandemic, we recommenced deployment in the third quarter of 2020. Accordingly, for the full year of 2020, we currently expect our MTA equipment deployment costs to be significantly lower than our previously disclosed amount of approximately $175.0 million as we recommence deployment in 2020. We may utilize cash on hand and/or incremental third-party financing to fund equipment deployment costs over the next couple of years. However, given the uncertainty in the market around the severity and duration of the COVID-19 pandemic, we cannot reasonably estimate the aggregate financing amount, if any, at this time. As of September 30, 2020, we have issued surety bonds (in place of letters of credit) in favor of the MTA totaling approximately $136.0 million, which amount is subject to change as equipment installations are completed and revenues are generated. In addition, in the first quarter of 2020, we identified the COVID-19 pandemic as a trigger for impairment review of our Prepaid MTA equipment deployment costs and related intangible assets, and after performing an analysis, no impairment was identified. In the second and third quarters of 2020, we updated our projections in connection with the amendment to the MTA agreement and did not identify a triggering event for an impairment review of our Prepaid MTA equipment deployment costs. (See the “Critical Accounting Polices—MTA Agreement” section of this MD&A.) Further, we expect transit franchise expenses to materially increase as a percentage of revenues more than historical levels, as revenues decline in 2020 as a result of the impact of the COVID-19 pandemic. (See the “Overview—COVID-19 Impact” section of this MD&A.) As indicated in the table below, we incurred $66.7 million related to MTA equipment deployment costs in the nine months ended September 30, 2020 (which includes equipment deployment costs related to future deployments), for a total of $314.3 million to date, of which $33.9 million had been recouped from incremental revenues to date and as of September 30, 2020, $21.7 million is to be funded by the MTA. As of September 30, 2020, 6,177 digital displays had been installed, of which 827 installations occurred in the three months ended September 30, 2020, for a total of 1,600 installations in the nine months ended September 30, 2020.

(in millions)	Beginning Balance	Deployment Costs Incurred	Recoupment	Amortization	Ending Balance
Nine months ended September 30, 2020:
Prepaid MTA equipment deployment costs	$171.5	$29.4	$—	$—	$200.9
Other current assets	—	21.7	—	—	21.7
Intangible assets (franchise agreements)	38.3	15.6	—	(4.1)	49.8
Total	$209.8	$66.7	$—	$(4.1)	$272.4

Year ended December 31, 2019:
Prepaid MTA equipment deployment costs	$79.5	$124.2	$(32.2)	$—	$171.5
Intangible assets (franchise agreements)	14.8	26.6	—	(3.1)	38.3
Total	$94.3	$150.8	$(32.2)	$(3.1)	$209.8

As of September 30, 2020, we had total indebtedness of approximately $2.7 billion, which excluding debt issuance costs of $29.5 million and net unamortized discount and premium of $0.9 million, resulted in Total debt, net, of approximately $2.7 billion.

Debt

Debt, net, consists of the following:

	As of
(in millions, except percentages)	September 30, 2020	December 31, 2019
Short-term debt:
AR Facility	$—	$105.0
Repurchase Facility	80.0	90.0
Total short-term debt	80.0	195.0

Long-term debt:
Term loan, due 2026	597.7	597.5

Senior unsecured notes:
5.625% senior unsecured notes, due 2024	501.4	501.7
6.250% senior unsecured notes, due 2025	400.0	—
5.000% senior unsecured notes, due 2027	650.0	650.0
4.625% senior unsecured notes, due 2030	500.0	500.0
Total senior unsecured notes	2,051.4	1,651.7

Debt issuance costs	(29.5)	(27.1)
Total long-term debt, net	2,619.6	2,222.1

Total debt, net	$2,699.6	$2,417.1

Weighted average cost of debt	4.5%	4.5%

	Payments Due by Period
(in millions)	Total	2020	2021-2022	2023-2024	2025 and thereafter
Long-term debt	$2,650.0	$—	$—	$500.0	$2,150.0
Interest	848.8	124.4	246.0	219.5	258.9
Total	$3,498.8	$124.4	$246.0	$719.5	$2,408.9

Term Loan

The interest rate on the term loan due in 2026 (the “Term Loan”) was 1.9% per annum as of September 30, 2020. As of September 30, 2020, a discount of $2.3 million on the Term Loan remains unamortized. The discount is being amortized through Interest expense, net, on the Consolidated Statement of Operations.

Revolving Credit Facility

We also have a $500.0 million revolving credit facility, which matures in 2024 (the “Revolving Credit Facility,” together with the Term Loan, the “Senior Credit Facilities”).

As of September 30, 2020, there were no outstanding borrowings under the Revolving Credit Facility.

The commitment fee based on the amount of unused commitments under the Revolving Credit Facility was $0.6 million in the three months ended September 30, 2020, $0.4 million in the three months ended September 30, 2019, $1.2 million in the nine months ended September 30, 2020, and $1.1 million in the nine months ended September 30, 2019. As of September 30, 2020, we had issued letters of credit totaling approximately $1.6 million against the letter of credit facility sublimit under the Revolving Credit Facility.

Standalone Letter of Credit Facilities

As of September 30, 2020, we had issued letters of credit totaling approximately $72.0 million under our aggregate $78.0 million standalone letter of credit facilities. The total fees under the letter of credit facilities were immaterial in each of the three and nine months ended September 30, 2020 and 2019.

Accounts Receivable Securitization Facilities

As of September 30, 2020, we have a revolving accounts receivable securitization facility (the “AR Facility”), which terminates in June 2022, unless further extended, and a 364-day uncommitted structured repurchase facility (the “Repurchase Facility” and together with the AR Facility, the “AR Securitization Facilities”), which terminates in June 2021, as described below, unless further extended.

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

As of September 30, 2020, there were no outstanding borrowings under the AR Facility and $80.0 million of outstanding borrowings under the Repurchase Facility, at a borrowing rate of approximately 1.9%. As of September 30, 2020, there was no borrowing capacity remaining under the AR Facility based on approximately $231.9 million of accounts receivable used as collateral for the AR Securitization Facilities and a related voluntary temporary suspension of the AR Facility, and there was no borrowing capacity remaining under the Repurchase Facility, in accordance with the agreements governing the AR Securitization Facilities. The commitment fee based on the amount of unused commitments under the AR Facility was immaterial for each of the three and nine months ended September 30, 2020 and 2019.

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

As of September 30, 2020, a premium of $1.4 million on $100.0 million aggregate principal amount of the 5.625% Senior Unsecured Notes due 2024, remains unamortized. The premium is being amortized through Interest expense, net, on the Consolidated Statement of Operations.

Debt Covenants

Our credit agreement, dated as of January 31, 2014 (as amended, supplemented or otherwise modified, the “Credit Agreement”), governing the Senior Credit Facilities, the agreements governing the AR Securitization Facilities, and the indentures governing our senior unsecured notes contain customary affirmative and negative covenants, subject to certain exceptions, including but not limited to those that restrict the Company’s and its subsidiaries’ abilities to (i) pay dividends on, repurchase or make distributions in respect to the Company’s or its wholly-owned subsidiary, Outfront Media Capital LLC’s (“Finance LLC’s”) capital stock or make other restricted payments other than dividends or distributions necessary for us to maintain our REIT status, subject to certain conditions and exceptions, (ii) enter into agreements restricting certain subsidiaries’ ability to pay dividends or make other intercompany or third-party transfers, and (iii) incur additional indebtedness. One of the exceptions to the restriction on our ability to incur additional indebtedness is satisfaction of a Consolidated Total Leverage Ratio, which is the ratio of our consolidated total debt to our Consolidated EBITDA (as defined in the Credit Agreement) for the trailing four consecutive quarters, of no greater than 6.0 to 1.0. As of September 30, 2020, our Consolidated Total Leverage Ratio was 8.2 to 1.0 in accordance with the Credit Agreement.

The terms of the Credit Agreement (and under certain circumstances, the agreements governing the AR Securitization Facilities) require that we maintain a Consolidated Net Secured Leverage Ratio, which is the ratio of (i) our consolidated secured debt (less up to $150.0 million of unrestricted cash) to (ii) our Consolidated EBITDA (as defined in the Credit Agreement) for the trailing four consecutive quarters, of no greater than 4.5 to 1.0. As of September 30, 2020, our Consolidated Net Secured Leverage Ratio was 1.0 to 1.0 in accordance with the Credit Agreement. As of September 30, 2020, we are in compliance with our debt covenants.

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

Deferred Financing Costs

As of September 30, 2020, we had deferred $34.4 million in fees and expenses associated with the Term Loan, Revolving Credit Facility, AR Securitization Facilities and our senior unsecured notes. We are amortizing the deferred fees through Interest expense, net, on our Consolidated Statement of Operations over the respective terms of the Term Loan, Revolving Credit Facility, AR Securitization Facilities and our senior unsecured notes.

Interest Rate Swap Agreements

We have several interest rate cash flow swap agreements to effectively convert a portion of our LIBOR-based variable rate debt to a fixed rate and hedge our interest rate risk related to such variable rate debt. The fair value of these swap positions was a net liability of approximately $6.9 million as of September 30, 2020, and $4.6 million as of December 31, 2019, and is included in Other liabilities on our Consolidated Statement of Financial Position.

As of September 30, 2020, under the terms of the agreements, we will pay interest based on an aggregate notional amount of $200.0 million, under a weighted-average fixed interest rate of 2.7%, with a receive rate of one-month LIBOR and which mature at various dates until June 30, 2022. The one-month LIBOR rate was approximately 0.1% as of September 30, 2020.

Equity

At-the-Market Equity Offering Program

We have a sales agreement in connection with an “at-the-market” equity offering program (the “ATM Program”), under which we may, from time to time, issue and sell shares of our common stock up to an aggregate offering price of $300.0 million. We have no obligation to sell any of our common stock under the sales agreement and may at any time suspend solicitations and offers under the sales agreement. No shares were sold under the ATM Program during the three and nine months ended September 30, 2020. As of September 30, 2020, we had approximately $232.5 million of capacity remaining under the ATM Program.

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

During the three months ended September 30, 2020, we paid cash dividends of $7.0 million on the Series A Preferred Stock. As of September 30, 2020, the maximum number of shares of common stock that could be required to be issued on conversion of the outstanding shares of Series A Preferred Stock was 25.0 million shares.

Cash Flows

The following table presents our cash flows in the nine months ended September 30, 2020 and 2019.

	Nine Months Ended
	September 30,		%
(in millions, except percentages)	2020	2019	Change
Cash provided by operating activities	$86.0	$162.1	(47)%
Cash used for investing activities	(35.1)	(138.1)	(75)
Cash provided by (used for) financing activities	581.0	(14.7)	*
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(0.6)	0.3	*
Net increase in cash, cash equivalents and restricted cash	$631.3	$9.6	*

*Calculation is not meaningful.

Cash provided by operating activities decreased $76.1 million, or 47%, in the nine months ended September 30, 2020, compared to the same prior-year period, driven by the impact of the COVID-19 pandemic, partially offset by the impact of cost reduction measures taken in response to the COVID-19 pandemic. In the nine months ended September 30, 2020, we paid $51.1 million related to MTA equipment deployment costs and installed 1,600 digital displays. In the nine months ended September 30, 2019, we paid $83.3 million related to MTA equipment deployment costs.

Cash used for investing activities decreased $103.0 million, or 75%, in the nine months ended September 30, 2020, compared to the same prior-year period, due primarily to higher proceeds from dispositions, including proceeds from the Sports Disposition, lower cash paid for acquisitions, capital expenditures and MTA franchise rights.

The following table presents our capital expenditures in the nine months ended September 30, 2020 and 2019.

	Nine Months Ended
	September 30,		%
(in millions, except percentages)	2020	2019	Change
Growth	$28.0	$50.4	(44)%
Maintenance	14.0	15.0	(7)
Total capital expenditures	$42.0	$65.4	(36)

Capital expenditures decreased $23.4 million, or 36%, in the nine months ended September 30, 2020, compared to the same prior-year period, primarily due to lower spending on digital billboard and transit display projects and lower spending on installation of the most current LED lighting technology.

In response to the impact of the COVID-19 pandemic, we reduced maintenance capital expenditures (other than for necessary safety-related projects) and growth capital expenditures for digital billboard display conversions. For the full year of 2020, we expect our capital expenditures to be approximately $55.0 million, which will be used primarily for necessary safety-related maintenance projects and growth in digital displays.

Cash provided by financing activities was $581.0 million in the nine months ended September 30, 2020, compared to Cash used by financing activities of $14.7 million in the same prior-year period. In the nine months ended September 30, 2020, we received net proceeds of $400.0 million related to the Notes offering and received net proceeds of $383.8 million related to the issuance of the Series A Preferred Stock to enhance our liquidity position in response to the COVID-19 pandemic and made net repayments under the AR Securitization Facilities of $115.0 million and paid total cash dividends on the Series A Preferred Stock and on our common stock of $68.1 million. In the nine months ended September 30, 2019, we paid cash dividends on our common stock of $156.0 million and made a discretionary payment of $50.0 million on the Term Loan. In addition, we received net proceeds of $100.0 million related to our 2027 senior unsecured notes offering and repayment of our 2022 senior unsecured notes, received net proceeds of $50.9 million related to the sale of our common stock under the ATM Program, drew net borrowings of $50.0 million on the AR Securitization Facilities and drew $15.0 million on the Revolving Credit Facility.

Cash paid for income taxes was $3.1 million for in the nine months ended September 30, 2020 and $7.9 million in the nine months ended September 30, 2019.

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

If we do not generate sufficient advertising revenues from the MTA contract, there is a risk that the related Prepaid MTA equipment deployment costs and Intangible assets may not be recoverable. Management assesses the prepaid MTA equipment deployment costs for recoverability on a quarterly basis. This assessment requires evaluating qualitative and quantitative factors to determine if there is an indication that the carrying amount may not be recoverable. Management applies significant judgment in assessing these factors, including evaluating macroeconomic conditions, industry trends, and events specific to the Company, including monitoring the Company’s actual installation of digital displays against the initial deployment schedule. Additionally, management assesses quantitative factors by comparing revenue projections of the deployed digital displays to actual financial results. In the first quarter of 2020, we identified the COVID-19 pandemic as a trigger for an impairment review of our Prepaid MTA equipment deployment costs and related intangible assets. After updating our projections to reflect related declines in revenues in 2020 and delays in our anticipated deployment schedule as a result of the impact of the COVID-19 pandemic, among other things, no impairment was identified. In the second and third quarters of 2020, we updated our projections in connection with the amendment to the MTA agreement and did not identify a triggering event for an impairment review of our Prepaid MTA equipment deployment costs. The assumptions and estimates included in our analysis require significant judgment about future events, market conditions and financial performance. Given the uncertainty around the severity and duration of the COVID-19 pandemic and the measures taken, or may be taken, in response to the COVID-19 pandemic, actual results may differ from our assumptions and estimates, which may result in impairment charges in the future.

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

While forward-looking statements reflect our good-faith beliefs, they are not guarantees of future performance. All forward-looking statements in this Quarterly Report on Form 10-Q apply as of the date of this report or as of the date they were made and, except as required by applicable law, we disclaim any obligation to publicly update or revise any forward-looking statement to reflect changes in underlying assumptions or factors, of new information, data or methods, future events or other changes. For a further discussion of these and other factors that could impact our future results, performance or transactions, see the section entitled “Risk Factors” in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on February 26, 2020. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider any such list to be a complete set of all potential risks or uncertainties.

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

We do not currently use derivatives or other financial instruments to mitigate our exposure to commodity price risk. However, we do enter into contracts with commodity providers to limit our exposure to commodity price fluctuations. For the year ended December 31, 2019, such contracts accounted for 18.0% of our total utility costs. As of September 30, 2020, we had active electricity purchase agreements with fixed contract rates for locations throughout Connecticut, Illinois, New Jersey, New York, Pennsylvania, Ohio and Texas, which expire at various dates until June 2024.

Foreign Exchange Risk

Foreign currency translation risk is the risk that exchange rate gains or losses arise from translating our Canadian business’s statements of earnings and statements of financial position from functional currency to our reporting currency (the U.S. Dollar) for consolidation purposes. Any gain or loss on translation is included within comprehensive income and Accumulated other comprehensive income on our Consolidated Statement of Financial Position. The functional currency of our international subsidiaries is their respective local currency. As of September 30, 2020, we have $8.0 million of unrecognized foreign currency translation losses included within Accumulated other comprehensive loss on our Consolidated Statement of Financial Position.

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

As of September 30, 2020, we had a $600.0 million variable-rate Term Loan due 2026 outstanding, which has an interest rate of 1.9% per year. An increase or decrease of 1/4% in our interest rate on the Term Loan will change our annualized interest expense by approximately $1.0 million.

As of September 30, 2020, there were no outstanding borrowings under the AR Facility and $80.0 million of outstanding borrowings under the Repurchase Facility, at a borrowing rate of 1.9%. An increase or decrease of 1/4% in our interest rate on the AR Securitization Facilities will change our annualized interest expense by approximately $0.2 million.

We have several interest rate cash flow swap agreements to effectively convert a portion of our LIBOR-based variable rate debt to a fixed rate and hedge our interest rate risk related to such variable rate debt. The fair value of these swap positions was a net unrecognized loss of approximately $6.9 million as of September 30, 2020, and is included in Other liabilities on our Consolidated Statement of Financial Position. The following table provides information about our interest rate swap agreements, which are sensitive to changes in interest rates. Notional amounts are used to calculate the contractual cash flows to be exchanged under the agreements.

(in millions, except percentages)	2021	2022	2023	2024	2025	Thereafter	Total	Fair Value Loss as of 9/30/20
Pay fixed/receive variable	$150.0	$50.0	$—	$—	$—	$—	$200.0	$6.9
Average pay rate	2.7%	1.8%	—%	—%	—%	—%
Average receive rate(a)	one-month LIBOR	one-month LIBOR	—	—	—	—

(a)The one-month LIBOR rate was approximately 0.1% as of September 30, 2020.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

None.

Purchases of Equity Securities by the Issuer

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Remaining Authorizations
July 1, 2020 through July 31, 2020	—	$—	—	—
August 1, 2020 through August 31, 2020	—	—	—	—
September 1, 2020 through September 30, 2020	—	—	—	—
Total	—	—	—	—

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

31.2
Certification of the Chief Financial Officer of OUTFRONT Media Inc. pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Certification of the Chief Financial Officer of OUTFRONT Media Inc. pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Act of 2002.

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

Date: November 5, 2020