Form 10-K
period 2020-12-31
OUTFRONT Media Inc.
filed 2021-02-26
CIK 1579877

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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
None
(Title of class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act .☒ Yes ☐ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☒ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     ☒ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No
The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of June 30, 2020, the last business day of the registrant's most recently completed second fiscal quarter, was $2.0 billion based upon the closing price reported for such date on the New York Stock Exchange.

As of February 25, 2021, the number of shares outstanding of the registrant’s common stock was 145,066,578.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement for the 2021 Annual Meeting of Stockholders are incorporated herein by reference into Part III of this Annual Report on Form 10-K where indicated. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant's fiscal year ended December 31, 2020.

OUTFRONT Media Inc.

Except as otherwise indicated or unless the context otherwise requires, all references in this Annual Report on Form 10-K to (i) “OUTFRONT Media,” “the Company,” “we,” “our,” “us” and “our company” mean OUTFRONT Media Inc., a Maryland corporation, and unless the context requires otherwise, its consolidated subsidiaries, and (ii) the “25 largest markets in the U.S.,” “145 markets in the U.S. and Canada” and “Nielsen Designated Market Areas” are based, in whole or in part, on Nielsen Media Research’s 2021 Designated Market Area rankings.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

We have made statements in this Annual Report on Form 10-K that are forward-looking statements within the meaning of the federal securities laws, including the Private Securities Litigation Reform Act of 1995. You can identify forward-looking statements by the use of forward-looking terminology such as “believes,” “expects,” “could,” “would,” “may,” “might,” “will,” “should,” “seeks,” “likely,” “intends,” “plans,” “projects,” “predicts,” “estimates,” “forecast” or “anticipates” or the negative of these words and phrases or similar words or phrases that are predictions of or indicate future events or trends and that do not relate solely to historical matters. You can also identify forward-looking statements by discussions of strategy, plans or intentions related to our capital resources, portfolio performance and results of operations, including but not limited to the impact of the novel coronavirus (COVID-19) pandemic on our capital resources, portfolio performance and results of operations.

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
•The severity and duration of the COVID-19 pandemic and any other pandemics, and the impact on our business, financial condition and results of operations;
•Competition;
•Government regulation;
•Our ability to implement our digital display platform and deploy digital advertising displays to our transit franchise partners, including interruptions and reductions in demand caused by the impact of the COVID-19 pandemic;
•Losses and costs resulting from recalls and product liability, warranty and intellectual property claims;
•Our ability to obtain and renew key municipal contracts on favorable terms;
•Taxes, fees and registration requirements;
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
•Environmental, health and safety laws and regulations;
•Our substantial indebtedness;
•Restrictions in the agreements governing our indebtedness;
•Incurrence of additional debt;
•Interest rate risk exposure from our variable-rate indebtedness;
•Our ability to generate cash to service our indebtedness;
•Cash available for distributions;
•Hedging transactions;
•The ability of our board of directors to cause us to issue additional shares of stock without common stockholder approval;
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

PART I

Item 1. Business.

Overview

OUTFRONT Media is a real estate investment trust (“REIT”), which provides advertising space (“displays”) on out-of-home advertising structures and sites in the United States (the “U.S.”) and Canada. We are one of the largest providers of advertising space on out-of-home advertising structures and sites across the U.S. and Canada. Our inventory consists of billboard displays, which are primarily located on the most heavily traveled highways and roadways in top Nielsen Designated Market Areas (“DMAs”), and transit advertising displays operated under exclusive multi-year contracts with municipalities in large cities across the U.S. and Canada. In total, we have displays in all of the 25 largest markets in the U.S. and 145 markets in the U.S. and Canada. Our top market, high profile location focused portfolio includes sites in and around both Grand Central Station and Times Square in New York, various locations along Sunset Boulevard in Los Angeles, and the Bay Bridge in San Francisco. The breadth and depth of our portfolio provides our customers with a range of options to address their marketing objectives, from national, brand-building campaigns to hyper-local campaigns that drive customers to the advertiser’s website or retail location “one mile down the road.”

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

We generally (i) own the physical billboard structures on which we display advertising copy for our customers, (ii) hold the legal permits to display advertising thereon and (iii) lease the underlying sites. These lease agreements have terms varying between one month and multiple years, and usually provide renewal options. We estimate that approximately 75% of our billboard structures in the United States are “legal nonconforming” billboards, meaning they were legally constructed under laws in effect at the time they were built and remain legal to operate, but could not be constructed under current laws. These structures are often located in areas where it is difficult or not permitted to build additional billboards under current laws, which enhances the value of our portfolio. We have a highly diversified portfolio of advertising sites. As of December 31, 2020, we had approximately 20,000 lease agreements with approximately 17,100 different landlords in the U.S. A substantial proportion of these lease agreements allow us to abate rent and/or terminate the lease agreement in certain circumstances, which may include where the structure is obstructed, where there is a change in traffic flow and/or where the advertising value of the sign structure is otherwise impaired, providing us with flexibility in renegotiating the terms of our leases with landlords in those circumstances.

We manage our operations through two operating segments—U.S. Billboard and Transit, which is included in our U.S. Media reportable segment, and International. International does not meet the criteria to be a reportable segment and accordingly, is included in Other (see Item 8., Note 20. Segment Information to the Consolidated Financial Statements).

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

Tax Status

Our qualification to be taxed as a REIT is dependent on our ability to meet various complex requirements under the Internal Revenue Code of 1986, as amended (the “Code”), related to, among other things, the sources of our gross income, the composition and values of our assets and the diversity of ownership of our shares. See “Item 1A. Risk Factors—Risks Related to Our Corporate and REIT Structure.” As long as we remain qualified to be taxed as a REIT, we generally will not be subject to U.S. federal income tax on REIT taxable income that we distribute to stockholders. To maintain REIT status, we must meet a number of organizational and operational requirements, including a requirement that we annually distribute to our stockholders at least 90% of our REIT taxable income, determined without regard to the dividends-paid deduction and excluding any net capital gains. This distribution requirement may be satisfied by making distributions to our common stockholders, our preferred stockholders (including holders of Series A Preferred Stock, as defined and described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Equity—Series A Preferred Stock Issuance”) or a combination of our stockholders. To the extent that we satisfy this distribution requirement and qualify for taxation as a REIT but distribute less than 100% of our REIT taxable income, determined with the above modifications, we will be subject to U.S. federal income tax on our undistributed net taxable income. In addition, we will be subject to a nondeductible 4% excise tax if the amount that we actually distribute to our stockholders in a calendar year is less than a minimum amount specified under U.S. federal tax laws.

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

Growth Strategy

Continue Increasing the Number of Digital Displays in our Portfolio. Increasing the number of digital displays in prime audience locations is an important element of our organic growth strategy, as digital displays have the potential to attract additional business from both new and existing customers. We believe digital displays are attractive to our customers because they allow for the development of richer and more visually engaging messages, provide our customers with the flexibility both to target audiences by time of day and to quickly launch new advertising campaigns, and eliminate or greatly reduce print production and installation costs. In addition, digital displays enable us to run multiple advertisements on each display. Digital billboard displays generate approximately four times more revenue per display on average than traditional static billboard displays. Digital billboard displays also incur, on average, approximately two to four times more costs, including higher variable costs associated with the increase in revenue than traditional static billboard displays. As a result, digital billboard displays generate higher profits and cash flows than traditional static billboard displays. The majority of our digital billboard displays were converted from traditional static billboard displays. In 2017, we commenced deployment of state-of-the-art digital transit displays in connection with several transit franchises and are planning to increase deployments over the coming years. Once the digital transit displays have been deployed at scale, we expect that revenue generated on digital transit displays will be a multiple of the revenue generated on comparable static transit displays. Subject to the impact of the COVID-19 pandemic, we intend to incur significant equipment deployment costs and capital expenditures in the coming years to continue increasing the number of digital displays in our portfolio. See “—Renovation, Improvement and Development.” In response to the COVID-19 pandemic, we reduced maintenance capital expenditures (other than for necessary safety-related projects) and growth capital expenditures for digital billboard display conversions, and we temporarily suspended or delayed our deployment of certain digital transit displays to reduce costs. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview—COVID-19 Impact.”
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

Consider Selected Acquisition Opportunities. As part of our growth strategy, we frequently evaluate strategic opportunities to acquire new businesses and assets. Consistent with this strategy, we regularly evaluate potential acquisitions, ranging from small transactions to larger acquisitions. See “—Acquisition and Disposition Activity.” There can be no assurances that any transactions currently being evaluated will be consummated or, if consummated, that such transactions would prove beneficial to us. Further, our national footprint in the United States and significant presence in Canada provide us with an attractive platform on which to add additional advertising structures and sites. Our scale gives us advantages in driving additional revenues and reducing operating costs from acquired billboards. We believe that there is significant opportunity for additional industry consolidation, and we will evaluate opportunities to acquire additional out-of-home advertising businesses and structures and sites on a case-by-case basis. In response to the COVID-19 pandemic, we have taken a highly selective approach to new acquisition activity. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview—COVID-19 Impact.”

Mobile Technology and Social Media Engagement. We believe there is potential for growth in the reach, effectiveness and amplification out-of-home advertising through mobile technology and social media engagement. For example, the OUTFRONT Mobile Network creates opportunities for advertisers to reach their target audience by enabling them to bundle geofenced mobile advertising with an out-of-home advertising display campaign. Consumer dependence on mobile devices, especially while out-of-home, makes out-of-home advertising displays and mobile advertising a natural fit for advertiser brand messaging, allowing consumer mobile activities such as search, social and e-commerce to be primed by the out-of-home advertising display. Additionally, we offer a social influence add-on product to amplify our out-of-home advertising display campaigns.

Continued Adoption & Refinement of Audience Measurement Systems; Utilization of Data/Analytics. We believe the continued adoption and refinement of the out-of-home advertising industry’s audience measurement system, Geopath, and alternative measurement systems, will enhance the value of the out-of-home medium by providing customers with improved audience measurement and the ability to target by demographic characteristics. New refinements, including the impact of speed (i.e. how quickly the audience passes an individual billboard unit), and the inclusion of transit metrics, will make the measurement system more robust. Additionally, as part of our technology platform, we are developing solutions for enhanced demographic and location targeting. By providing a consistent and standardized audience measurement metric, and overlaying increasingly available and reliable third-party data, we will be able to help advertisers target increasingly mobile audiences with effective media plans in the out-of-home environment for both static and digital displays. Further, we believe the use of programmatic advertising platform technology in the out-of-home advertising industry will increase, which will present a revenue growth opportunity for us. Programmatic advertising platforms allow out-of-home advertising companies to lease displays to customers at competitive rates through an online bidding process, and we continue to seek strategic opportunities to increase our participation in these platforms.

Our Portfolio of Outdoor Advertising Structures and Sites

Diversification by Customer

For the year ended December 31, 2020, no individual customer represented more than 2.8% of U.S. Media segment revenues. Therefore, we do not consider detailed information about any individual customer to be meaningful.

Diversification by Industry

The following table sets forth information regarding the diversification of U.S. Media segment revenues earned among different industries for 2020, 2019 and 2018. For 2020, as a result of our diverse base of customers in the United States, no single industry contributed more than 11% of our U.S. Media segment revenues.

	Percentage of Total U.S. Media Segment Revenues for the Year Ended December 31,
Industry	2020	2019	2018
Professional Services	11%	8%	7%
Healthcare/Pharmaceuticals	9	8	8
Retail	9	9	9
Computers/Internet	8	8	8
Television	6	7	7
Financial Services	6	7	5
Restaurants/Fast Food	5	5	5
Automotive	5	4	4
Entertainment	4	7	7
Casinos/Lottery	4	3	4
Beer/Liquor	3	3	4
Education	3	3	3
Food/Non-Alcoholic Beverages	3	3	3
Travel/Leisure	3	3	3
Government Agencies	3	2	2
Real Estate Brokerage	2	2	2
Telecom/Utilities	2	3	4
Movies	2	3	4
Other(a)	12	12	11
Total	100%	100%	100%

(a)No single industry in “Other” individually represents more than 2% of total revenues.

Diversification by Geography
Our advertising structures and sites are geographically diversified across 33 states, Washington D.C. and Canada. The following table sets forth information regarding the geographic diversification of our advertising structures and sites, which are listed in order of contributions to total revenue.

	Percentage of Total Revenues for the Year Ended December 31, 2020			Number of Displays as of December 31, 2020(a)
Location (Metropolitan Area)	Billboard	Transit and Other	Total	Billboard Displays	Transit and Other Displays	Total Displays	Percentage of Total Displays
New York, NY	8%	40%	15%	576	257,385	257,961	51%
Los Angeles, CA	15	10	14	4,471	42,542	47,013	9
Miami, FL	5	8	6	973	22,286	23,259	5
San Francisco, CA	4	4	4	1,115	16,811	17,926	4
Washington D.C.	1	10	2	23	47,025	47,048	9
State of New Jersey	5	—	4	3,601	—	3,601	<1
Boston, MA	1	6	2	231	39,606	39,837	8
Houston, TX	4	<1	4	1,106	194	1,300	<1
Atlanta, GA	3	4	3	2,020	17,719	19,739	4
Dallas, TX	3	1	2	713	542	1,255	<1
Chicago, IL	4	<1	3	1,105	137	1,242	<1
Detroit, MI	3	<1	3	1,861	5,432	7,293	1
Tampa, FL	4	—	3	1,433	—	1,433	<1
Phoenix, AZ	2	<1	2	1,441	765	2,206	<1
Orlando, FL	3	—	2	1,266	—	1,266	<1
All other United States	30	1	24	18,858	2,415	21,273	4
Sports marketing and other(b)	—	11	2	—	—	—	—
Total United States	95	97	95	40,793	452,859	493,652	98
Canada	5	3	5	4,909	4,507	9,416	2
Total	100%	100%	100%	45,702	457,366	503,068	100%

Total revenues (in millions)	$978.6	$257.7	$1,236.3

(a)All displays, including those reserved for transit agency use.
(b)In the third quarter of 2020, we sold all of our equity interests in certain of our subsidiaries (the “Sports Disposition”), which held all of the assets of our Sports Marketing operating segment, for a purchase price of approximately $34.6 million in cash, subject to closing and post-closing adjustments.

The New York and Los Angeles metropolitan areas contributed 45% and 9%, respectively, of total transit and other revenues in 2019 and 45% and 11%, respectively, of total transit and other revenues in 2018. Los Angeles contributed 17% of total billboard revenues in 2019 and contributed 16% of total billboard revenues in 2018. New York contributed 9% of total billboard revenues in 2019 and 10% of total billboard revenues in 2018. For additional information regarding revenues for our billboard displays and transit and other displays by segment, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data.”

Renovation, Improvement and Development

The following table sets forth information regarding our digital displays.

	Digital Revenues (in millions) for the Year Ended			Number of Digital Displays(a) as of
Location	Digital Billboard	Digital Transit and Other	Total Digital Revenues	Digital Billboard Displays	Digital Transit and Other Displays	Total Digital Displays
December 31, 2020:
United States	$195.5	$53.9	$249.4	1,228	8,920	10,148
Canada	19.8	0.1	19.9	222	95	317
Total	$215.3	$54.0	$269.3	1,450	9,015	10,465

December 31, 2019:
United States	$222.7	$112.3	$335.0	1,121	6,145	7,266
Canada	30.0	0.1	30.1	222	93	315
Total	$252.7	$112.4	$365.1	1,343	6,238	7,581

December 31, 2018:
United States	$189.9	$59.4	$249.3	957	2,854	3,811
Canada	26.2	0.2	26.4	183	58	241
Total	$216.1	$59.6	$275.7	1,140	2,912	4,052

(a)Digital display amounts (1) includes 3,144 displays reserved for transit agency use in 2020, 2,172 in 2019 and 655 in 2018, and (2) exclude 1,649 MetroCard vending machine digital screens in 2018. Our number of digital displays is impacted by acquisitions, dispositions, management agreements, the net effect of new and lost billboards, and the net effect of won and lost franchises in the period.

Most of our non-maintenance capital expenditures are directed towards new revenue-generating projects, such as the conversion of traditional static billboard displays to digital, the building of new digital displays and the enhancement of our billboard structures to enable us to charge premium rates. In 2017, we commenced deployment of state-of-the-art digital transit displays in connection with several transit franchises and are planning to increase deployments over the coming years. Subject to the impact of the COVID-19 pandemic, we intend to incur significant equipment deployment costs and capital expenditures in coming years to continue increasing the number of digital displays in our portfolio. See “—Growth Strategy.”

We built or converted 60 digital billboard displays in the United States and 3 in Canada in 2020, compared to 107 digital billboard displays in the United States and 13 in Canada in 2019, and 57 digital billboard displays in the United States and 26 in Canada in 2018. Additionally, in 2020, we entered into marketing arrangements to sell advertising on 31 third-party digital billboard displays in the U.S. and 31 in Canada. In 2020, we built, converted or replaced 2,893 digital transit and other displays in the United States. Our total number of digital displays is impacted by acquisitions, dispositions, management agreements and the net effect of new and lost billboards and the net effect of won and lost franchises. Further, as a result of the COVID-19 pandemic, we reduced our digital billboard display conversions and temporarily suspended or delayed our deployment of certain digital transit displays. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview—COVID-19 Impact.” As of December 31, 2020, our average initial investment required for a digital billboard display is approximately $230,000.

We routinely invest capital in the maintenance and repair of our billboard and transit structures. This includes safety initiatives and replaced displays, as well as new billboard components such as panels, sections, catwalks, lighting and ladders. Our maintenance capital expenditures were $17.8 million in 2020, $18.1 million in 2019 and $18.6 million in 2018.

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

Our transit businesses require us to periodically obtain and renew contracts with municipalities and other governmental entities. All of these contracts have fixed terms, are typically terminable for convenience at the option of the governmental entity (other than with respect to the New York Metropolitan Transportation Authority (the “MTA”)), and generally provide for payments to the governmental entity based on a percentage of the revenues generated under the contract and/or a guaranteed minimum annual payment, and some may require us to incur capital expenditures. When these contracts expire, we generally must participate in highly competitive bidding processes in order to obtain or renew contracts. For further information about municipal transit contracts, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

For information about the property lease contracts relating to our advertising structures and sites, see “Item 2. Properties.”

Competition

The outdoor advertising industry is fragmented, consisting of several companies operating on a national basis, including our company, Lamar, Clear Channel Outdoor, JCDecaux and Intersection, as well as hundreds of smaller regional and local companies operating a limited number of displays in a single or a few local geographic markets. We compete with these companies for both customers and structure and display locations. We also compete with other media, including online, mobile and social media advertising platforms and traditional advertising platforms (such as television, radio, print and direct mail marketers). In addition, we compete with a wide variety of out-of-home media, including advertising in shopping centers, airports, movie theaters, supermarkets and taxis. Advertisers compare relative costs of available media, including average cost per thousand impressions or “CPMs”, particularly when delivering a message to customers with distinct demographic characteristics. In competing with other media, the outdoor advertising industry relies on its ability to reach specific markets, geographic areas and/or demographics and its relative cost efficiency.

Seasonality

Our revenues and profits may fluctuate due to seasonal advertising patterns and influences on advertising markets. Typically, our revenues and profits are highest in the fourth quarter, during the holiday shopping season, and lowest in the first quarter, as advertisers adjust on spending following the holiday shopping season. Our revenues and profits may also fluctuate due to external events beyond our control, such as the COVID-19 pandemic. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview—COVID-19 Impact.”

Human Capital

We believe we can enhance stockholder value by conducting our business in a sustainable way that considers the long-term interests of all our stakeholders, including our employees. We aim to create a workplace where employees feel engaged, rewarded and empowered. Culture plays an important role in the way we conduct business and attract talent and, as such, we actively promote a culture of collaboration, creativity, inclusivity and ownership throughout the employee experience.

Our People

As of December 31, 2020, we had 2,081 employees, of which 740 were sales and sales-related personnel in the U.S. and 76 were Canadian sales and sales-related personnel. As of December 31, 2020, 2,062 of our employees were full-time employees and 19 were part-time employees. Some of these employees are represented by labor unions and are subject to collective bargaining agreements.

Hiring, developing and retaining employees is important to our business. As our business grows, we place a priority on helping our employees build both their skills and careers. We provide regular and ongoing employee development and training, through among other things, our annual performance review process, and employee trainings in consultative selling, technology, safety, compliance, management and leadership skills. We also recognize the efforts of our employees with a variety of awards, such as our OUTShine! equity awards.

For 2020, we experienced a 15% reduction in our workforce (excluding employee furloughs), compared to 7% growth in 2019, primarily due to our actions taken in response to the impact of the COVID-19 pandemic to reduce our expenses, including, among other things, workforce reductions. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview—COVID-19 Impact.” However, voluntary turnover rates in the U.S. decreased from 9% for 2019 to 6% for 2020.

Diversity and Inclusion

We are committed to promoting a diverse and inclusive working environment. We believe that in order to effectively connect diverse audiences across markets, we need a workforce that reflects the diversity of the communities we represent and in which we operate. One of our basic principles is treating everyone with dignity and respect, and we believe it is our responsibility to respect all cultures, backgrounds, ethnicities, genders and sexual orientations. Our diversity and inclusion program is led by an advisory council and the Company’s co-Chief Diversity Officers as well as our Chief Human Resources Officer, and is charged with providing programs that focus on the value of diversity and inclusion to the Company’s culture, including employee resource groups, diversity and inclusion training and events, presentations by keynote speakers, and internship programs, all of which support women, people of color and members of the LGBTQ+ community.

Compensation, Benefits, Health and Safety

We provide an attractive compensation and benefits package to attract and retain key talent and support our employees’ health, well-being and overall development, including competitive salaries and wages, healthcare and insurance benefits, a 401(k) program, paid time off including for parental leave and volunteer activities, education assistance, and a broad-based equity program to foster a sense of ownership among the majority of our full-time employees.

We take the health and safety of our employees very seriously. That is why we have adopted a preventive culture and follow and enforce a strict set of safety guidelines and training processes under the supervision of our Vice President of Operations Effectiveness and Safety. Our comprehensive training program is another essential aspect to promoting the safety of our employees. We require all our field operations team members to participate in an extensive training process and we reinforce these trainings throughout the year. In 2020, we did not suffer any significant employee accidents or injuries and continue to strictly manage our corporate health and safety programs to ensure compliance.

In response to the COVID-19 pandemic, we prioritized the health and safety of our employees by, among other things, shifting to a secure remote workforce for all personnel other than operations personnel who service our displays and certain other personnel, and implementing deep cleaning, social distancing and other protective policies and practices in accordance with federal, state and local regulations and guidance across all offices and facilities that are open or in the process of reopening. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview—COVID-19 Impact.”

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

In the United States, the federal Highway Beautification Act of 1965 (the “HBA”) establishes a framework for the regulation of outdoor advertising on primary and interstate highways built with federal financial assistance. As a condition to federal highway assistance, the HBA requires states to restrict billboards on such highways to commercial and industrial areas, and imposes certain size, spacing and other requirements associated with the installation and operation of billboards. The HBA also requires the development of state standards, promotes the expeditious removal of illegal signs and requires just compensation for takings, on affected roadways. These state restrictions and standards, or their local and municipal counterparts, as described below, may be modified, replaced or invalidated over time in response to third party legal challenges or otherwise, which could affect prevailing competitive conditions in our markets in a variety of ways and/or have an adverse effect on our business, financial condition and results of operations.

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

Although state and local government authorities from time to time use the power of eminent domain to remove billboards, U.S. law requires payment of compensation if a state or political subdivision compels the removal of a lawful billboard along a primary or interstate highway that was built with federal financial assistance. Additionally, many states require similar compensation (or relocation) with regard to compelled removals of lawful billboards in other locations, although the methodology used to determine such compensation varies by jurisdiction. Some local governments in the United States and Canada have attempted to force the removal of billboards after a period of years under a concept called amortization. Under this concept the governmental body asserts that just compensation has been earned by continued operation of the billboard over a period of time. In Canada, billboards may be expropriated for public purposes with compensation (or relocation) determined on a case-by-case basis. Thus far, we have generally been able to obtain satisfactory compensation for our billboards purchased or removed as a result of governmental action, although there is no assurance that this will continue to be the case in the future.

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

We are subject to numerous federal, state, local and foreign laws, rules and regulations as well as industry standards and regulations regarding privacy, information security, data and consumer protection (including with respect to personally identifiable information), among other things. Many of these laws and industry standards and regulations are still evolving and changes in the nature of the data that we collect, purchase and utilize, and the ways that data is permitted to be collected, stored, used and/or shared may negatively impact the way that we are able to conduct business, particularly our digital display platform.  Additionally, no cybersecurity measures are impenetrable, and if a cybersecurity incident occurs, we could lose competitively sensitive proprietary business information, disclose personally identifiable information, and/or suffer disruptions to our business operations, particularly our digital advertising displays, which could result in, among other things, regulatory investigations, legal proceedings and/or remedial actions relating to our cybersecurity measures. See “Item 1A. Risk Factors—Risks Related to Our Business and Operations—Changes in regulations and consumer concerns regarding privacy, information security and data, or any failure or perceived failure to comply with these regulations or our internal policies, could negatively impact our business” and “Item 1A. Risk Factors—Risks Related to Our Business and Operations—If we experience a cybersecurity incident, we may suffer reputational harm and significant legal and financial exposure.”

The COVID-19 pandemic and the related preventative measures taken to mitigate the effects of any pandemic, whether government-imposed or otherwise, including shutdowns and slowdowns of, and restrictions on, businesses, public gatherings, social interactions and travel (including reductions in foot traffic, roadway traffic, commuting, transit ridership and overall target audiences) throughout the markets in which we do business have had, and may continue to have, an impact on the global economy and our business. See “Item 1A. Risk Factors—Risks Related to Our Business and Operations—The COVID-19 pandemic and any other pandemics could, materially adversely affect our business, financial condition and results of operations” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview—COVID-19 Impact.”

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

Financing and Leverage Policy

We may, when appropriate, employ leverage and use debt as a means to finance growth in our business, refinance existing debt, to provide additional funds to distribute to stockholders, and/or for corporate purposes. The Company, along with Outfront Media Capital LLC (“Finance LLC”) and Outfront Media Capital Corporation (“Finance Corp.” and together with Finance LLC, the “Borrowers”) and other guarantor subsidiaries party thereto, are parties to a credit agreement and a related security agreement, each dated January 31, 2014 (together, and as amended, restated, amended and restated, supplemented or otherwise modified, the “Credit Agreement”), pursuant to which the Borrowers may borrow funds under a $500.0 million revolving credit facility, which matures in 2024 (the “Revolving Credit Facility”) and have incurred outstanding indebtedness of $600.0 million under a term loan due in 2026 (the “Term Loan”). Since 2014, the Borrowers have also been parties to agreements governing our standalone letter of credit facilities. As of December 31, 2020, we had issued letters of credit totaling approximately $71.7 million under our aggregate $78.0 million standalone letter of credit facilities. Additionally, since 2014, the Borrowers have issued senior unsecured notes in several private placement transactions and redeemed certain of these senior unsecured notes. As of December 31, 2020, of the senior unsecured notes issued by the Borrowers, $500.0 million aggregate principal amount of 5.625% Senior Unsecured Notes due 2024 (the “2024 Notes”), $400.0 million aggregate principal amount of 6.250% Senior Unsecured Notes due 2025 (the “2025 Notes”), $650.0 million aggregate principal amount of 5.000% Senior Unsecured Notes due 2027 (the “2027 Notes”) and $500.0 million aggregate principal amount of 4.625% Senior Unsecured Notes due 2030 (the “2030 Notes” and collectively with the 2024 Notes, 2025 Notes and the 2027 Notes, the “Notes”) remain outstanding. On February 16, 2021, we used the net proceeds from the issuance of $500.0 million aggregate principal amount of 4.250% Senior Unsecured Notes due 2029 (the “2029 Notes”), together with cash on hand, to redeem all of our outstanding 2024 Notes. In addition, as of December 31, 2020, we have a revolving accounts receivable securitization facility (the “AR Facility”), which terminates in 2022, unless further extended, and a 364-day uncommitted structured repurchase facility (the “Repurchase Facility” and together with the AR Facility, the “AR Securitization Facilities”), which terminates in 2021, unless further extended. We have been a party to the agreements governing the AR Facility and the Repurchase Facility since June 2017 and September 2018, respectively. We have, and from time to time we may, draw funds from the Revolving Credit Facility and/or the AR Securitization Facilities or other credit facilities that we may establish for specific or general corporate purposes. For more information, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

The Company’s Charter (our “charter”) and the Company’s Amended and Restated Bylaws (our “bylaws”) do not limit the amount or percentage of indebtedness that we may incur, nor have we adopted any policies addressing this. The Credit Agreement, the agreements governing the AR Securitization Facilities and the indentures governing the Notes (and the 2029 Notes) contain, and any future debt agreements may contain, covenants that place restrictions on us and our subsidiaries. Our board of directors may limit our debt incurrence to be more restrictive than our debt covenants allow and from time to time may modify these restrictions in light of then-current economic conditions, relative costs of debt and equity capital, market values of our properties, general conditions in the market for debt and equity securities, fluctuations in the market price of our common stock, growth and acquisition opportunities and other factors. If these restrictions are relaxed, we could become more highly leveraged, resulting in an increased risk of default on our obligations and a related increase in debt service requirements. See “Item 1A. Risk Factors.”

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

Company Securities Policies

In the future, we may issue debt securities (including senior securities), offer common stock, preferred stock, convertible securities or options to purchase common stock in exchange for property, and/or repurchase or otherwise reacquire our common stock or other securities in the open market or otherwise. Except in connection with the Notes (and the 2024 Notes) and any related exchanges of publicly registered Notes for privately issued Notes, equity private placements relating to a license and development agreement, Class A equity interests of a subsidiary of the Company that controls its Canadian business in connection with the acquisition of outdoor advertising assets in Canada, the ATM Program and the Private Placement (each as defined and described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources”) and stock-based employee and consultant compensation, in the past four years, we have not offered or issued debt securities, common stock, preferred stock, convertible securities, options to purchase common stock or any other securities in exchange for property or any other purpose. Our charter authorizes us to issue additional authorized but unissued shares of common or preferred stock. In addition, our charter permits a majority of our entire board of directors to, without common stockholder approval, amend our charter to increase or decrease the aggregate number of shares of stock or the number of shares of stock of any class or series that we have authority to issue. We have not engaged in trading, underwriting or agency distribution or sale of securities of other issuers and do not intend to do so.

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

We derive our revenues from providing advertising space to customers on out-of-home advertising structures and sites. A decline in the economic prospects of advertisers, the economy in general or the economy of any individual geographic market or industry, particularly a market or industry in which we conduct substantial business and derive a significant portion of our revenues, such as the New York and Los Angeles metropolitan areas, and the professional services, healthcare/pharmaceuticals and retail industries, could alter current or prospective advertisers’ spending priorities. See “Item 1. Business—Our Portfolio of Outdoor Advertising Structures and Sites.” In addition, disasters, acts of terrorism, disease outbreaks and pandemics (such as the COVID-19 pandemic), hostilities, political uncertainty, trade policies (such as tariffs), extraordinary weather events (such as hurricanes), technological changes, power outages and shifts in market demographics and transportation patterns (including reductions in foot traffic, roadway traffic, commuting, transit ridership and overall target audiences) caused by the foregoing or otherwise, could interrupt our ability to build, deploy, and/or display advertising on, advertising structures and sites, and/or lead to a reduction in economic certainty and advertising expenditures. Any reduction in advertising expenditures could adversely affect our business, financial condition or results of operations. Further, advertising expenditure patterns may be impacted by any of these factors; for example, advertisers’ expenditures may be made with less advance notice and may become difficult to forecast from period to period.

The COVID-19 pandemic and any other pandemics could, materially adversely affect our business, financial condition and results of operations.

The COVID-19 pandemic and the related preventative measures taken to mitigate the effects of any pandemic, including shutdowns and slowdowns of, and restrictions on, businesses, public gatherings, social interactions and travel (including reductions in foot traffic, roadway traffic, commuting, transit ridership and overall target audiences) throughout the markets in which we do business have had, and may continue to have, an impact on the global economy and our business. Though generally we remain able to continue to sell and service our displays, our business operates billboards and transit franchise agreements in the top DMAs, such as New York and Los Angeles, where the COVID-19 pandemic has had a particularly significant impact. The COVID-19 pandemic has (i) delayed our ability to build and deploy certain advertising structures and sites, including digital displays; (ii) reduced or curtailed our customers’ advertising expenditures and overall demand for our services through purchase cancellations or otherwise; (iii) increased the volatility of our customers’ advertising expenditure patterns from period-to-period through short-notice purchases, purchase deferrals or otherwise; and (iv) extended delays in the collection of certain earned advertising revenues from our customers, all of which could have a material adverse effect on our business, financial condition and results of operations. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

The COVID-19 pandemic may, and any other pandemic could, impact the global economy and our business in an even more significant manner if we (i) experience a complete or partial shutdown of our ability to operate safely and securely, (ii) lose major customers and/or key personnel, (iii) experience significant disruptions with respect to our manufacturers, suppliers and related logistics that may prevent us from fulfilling our contractual obligations to our counterparties, (iv) fail to satisfy our contractual obligations and/or need to seek relief from our contractual obligations that we may be unable to receive from our counterparties, (v) fail to realize the benefits of any cost savings initiatives such as suspending, deferring and/or reducing capital expenditures and other expenses, (vi) experience impairment charges, (vii) experience a cybersecurity incident, and (viii) have difficulties accessing the capital markets and/or obtaining or incurring debt financing on reasonable pricing or other terms or at all, any of which could have a material adverse effect on our business, financial condition and results of operations. See “Our business is sensitive to a decline in advertising expenditures, general economic conditions and other external events beyond our control,”  “—Implementing our digital display platform and the deployment of digital advertising displays to our transit franchise partners, may be more difficult, costly or time consuming than expected and the anticipated benefits may not be fully realized,” and “—The terms of the agreements governing our indebtedness restrict our current and future operations, particularly our ability to incur debt that we may need to fund initiatives in response to changes in our business, the industries in which we operate, the economy and governmental regulations.”

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

The outdoor advertising industry is fragmented, consisting of a few companies operating on a national basis, such as our company, Lamar, Clear Channel Outdoor, JCDecaux and Intersection, as well as hundreds of smaller regional and local companies operating a limited number of displays in a single or a few local geographic markets. We compete with these companies for both customers and display locations. If our competitors offer advertising displays at rates below the rates we charge our customers, we could lose potential customers and could be pressured to reduce our rates below those currently charged to retain customers, which could have an adverse effect on our business, financial condition and results of operations. A majority of our display locations are leased, and a significant portion of those leases are month-to-month or have a short remaining term. If our competitors offer to lease display locations at rental rates higher than the rental rates we offer, we could lose display locations and could be pressured to increase rental rates above those we currently pay to site landlords, which could have an adverse effect on our business, financial condition and results of operations. In addition, installation of advertising displays, especially digital advertising displays, by us or our competitors at a pace that exceeds the ability of the market to derive new revenues from those displays could also have an adverse effect on our business, financial condition and results of operations.

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

The outdoor advertising industry is subject to governmental regulation and enforcement at the federal, state and local levels in the United States and Canada. These regulations have a significant impact on the outdoor advertising industry and our business. See “Item 1. Business—Regulation.” If there are changes in laws and regulations affecting outdoor advertising at any level of government (including by modification, replacement or invalidation in response to third party legal challenges or otherwise), if there is an increase in the enforcement of regulations or allegations of noncompliance or if we are unable to resolve allegations, our structures and sites could be subject to removal or modification and/or prevailing competitive conditions in our markets could be affected in a variety of ways, which could have an adverse effect on our business, financial condition and results of operations. Further, if we are unable to obtain acceptable arrangements or compensation in circumstances in which our structures and sites are subject to removal or modification, it could have an adverse effect on our business, financial condition and results of operations.

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

The success of the digital display platform we are continuing to develop for our customers and the deployment of digital advertising displays to our transit franchise partners, such as the New York Metropolitan Transportation Authority (the “MTA”), the Washington Metropolitan Area Transit Authority, the Massachusetts Bay Transportation Authority and the San Francisco Bay Area Rapid Transit District, and the realization of any anticipated benefits, will depend, in part, on our ability to execute and demonstrate the value-added capabilities of our digital display platform to our customers, and our ability to deliver and install digital displays in a timely manner to our transit franchise partners in satisfaction of our contractual obligations, including delivery and installation to scale and within complex transit infrastructures, such as the MTA. In response to the COVID-19 pandemic, including the related interruptions on our ability to deploy digital advertising displays, and reduced transit ridership, and in coordination with our transit franchise partners, we temporarily suspended or delayed our deployment of certain digital advertising displays to our transit franchise partners. If we fail to satisfy our contractual obligations and any such failures cannot be resolved, and/or the digital display platform and/or the digital advertising displays that we provide to our customers and transit franchise partners do not meet their expectations or are found to be defective, or if we are unable to realize the anticipated benefits of these products due to reduced market demand for these products or digital advertising generally (including as a result of reductions in transit ridership from the COVID-19 pandemic or otherwise), then we may incur financial liability, which could have an adverse effect on our business, financial condition and results of operation. See “—The COVID-19 pandemic and any other pandemics could, materially adversely affect our business, financial condition and results of operations.”

Implementing our digital display platform and deploying digital advertising displays to our transit franchise partners in satisfaction of our contractual obligations requires the Company to incur significant costs, which the Company may not be able to recover from its customer sales or transit franchise partners. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.” Any costs currently anticipated may significantly increase if we incur cost overruns due to (i) technical difficulties; (ii) the increased costs of data, digital displays, materials and labor; (iii) delays in construction caused by us, our subcontractors, our transit franchise partners or due to external events beyond anyone’s control (such as the COVID-19 pandemic) or otherwise; (iv) insurance, bonding and litigation expenses; or (v) other factors beyond our control, which could have an adverse effect on our business, financial condition and results of operations, including cash flow timing and negative publicity. We may utilize third-party financing to fund these costs, which could subject the Company to additional costs, liabilities and risks. See —“Despite our substantial indebtedness level, we and our subsidiaries may be able to incur substantially more indebtedness, including secured indebtedness. This could further exacerbate the risks to our financial condition described above.”

Further, we rely on third parties to manufacture, transport and install digital displays, and if we are not able to engage third parties on reasonable pricing or other terms due to insufficient capacity or plant closures of a particular manufacturer, market-wide supply shortages, labor shortages, logistics disruptions or otherwise, or if the third parties that we do engage fail to meet their obligations to us, whether due to external events beyond anyone’s control (such as the COVID-19 pandemic) or otherwise, we may be unable to deploy digital advertising displays to our transit franchise partners in a timely manner or at all, and may fail to satisfy our contractual obligations, which could have an adverse effect on our business, financial condition and results of operations.

We may incur material losses and costs as a result of recalls and product liability, warranty and intellectual property claims that may be brought against us.

If any of our digital displays become subject to a recall, our customers may hold us responsible for some or all of the repair or replacement costs of these digital displays under our contractual obligations, which could have an adverse effect on our business, financial condition and results of operations, including negative publicity. In addition, we may be exposed to product liability and warranty claims in the event that our digital displays actually or allegedly fail to perform as expected, or the use of our digital displays results, or is alleged to result, in death, bodily injury, and/or property damage, which could have an adverse effect on our business, financial condition and results of operations.

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

Our transit advertising business requires us to obtain and renew contracts with municipalities and other governmental entities. All of these contracts have fixed terms, are typically terminable for convenience at the option of the governmental entity (other than with respect to the MTA), and generally provide for payments to the governmental entity based on a percentage of the revenues generated under the contract and/or a guaranteed minimum annual payment, and some may require us to incur capital expenditures. When these contracts expire, we generally must participate in highly competitive bidding processes in order to obtain a new contract. Our inability to successfully obtain or renew these contracts on favorable economic terms or at all could have an adverse effect on our financial condition and results of operations. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” In addition, the loss of a key municipal contract in one location could adversely affect our ability to compete in other locations by reducing our scale and ability to offer customers multi-regional and national advertising campaigns. These factors could have an adverse effect on our business, financial condition and results of operations.

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

Although federal, state and local government authorities from time to time use the power of eminent domain to remove billboards, U.S. law requires payment of compensation if a government authority compels the removal of a lawful billboard along a primary or interstate highway that was built with federal financial assistance. Additionally, many states require similar compensation (or relocation) with regard to compelled removals of lawful billboards in other locations, although the methodology used to determine such compensation varies by jurisdiction. Some local governments in the United States and Canada have attempted to force the removal of billboards after a period of years under a concept called amortization. Under this concept, the governmental body asserts that just compensation has been earned by continued operation of the billboard over a period of time. Thus far, we have generally been able to obtain satisfactory compensation for our billboards purchased or removed as a result of governmental action, although there is no assurance that this will continue to be the case in the future, and, if it does not continue to be the case, there could be an adverse effect on our business, financial condition and results of operations.

Content-based restrictions on outdoor advertising may further restrict the categories of customers that can advertise using our structures and sites.

Restrictions on outdoor advertising of certain products, services or other content are or may be imposed by federal, state and local laws and regulations, as well as contracts with municipalities and transit franchise partners. For example, tobacco products have been effectively banned from outdoor advertising in all of the jurisdictions in which we currently do business. In addition, state and local governments in some cases limit outdoor advertising of alcohol, which represented 3% of our U.S. Media segment revenues in 2020, 3% in 2019 and 4% in 2018. Further, certain municipalities and transit franchise partners limit issue-based outdoor advertising. Content-based restrictions could cause a reduction in our revenues from leasing advertising space on outdoor advertising displays that display such advertisements and a simultaneous increase in the available space on the existing inventory of displays in the outdoor advertising industry, which could have an adverse effect on our business, financial condition and results of operations.

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

We frequently evaluate strategic opportunities both within and outside our existing lines of business. We expect from time to time to pursue additional acquisitions of businesses and/or assets and other strategic transactions, including technology investments and/or the disposition of certain businesses and/or assets. These acquisitions or transactions could be material, and involve numerous risks, including:

•acquisitions or other strategic transactions may prove unprofitable and fail to generate anticipated cash flows or gains;

•integrating acquired businesses and/or assets may be more difficult, costly or time consuming than expected and the anticipated benefits and costs savings of such acquisitions or transactions may not be fully realized, for example:

◦we may need to recruit additional senior management, as we cannot be assured that senior management of acquired businesses and/or assets will continue to work for us, and we cannot be certain that our recruiting efforts will succeed;

◦unforeseen difficulties could divert significant time, attention and effort from management that could otherwise be directed at developing existing business;

◦we may encounter difficulties expanding corporate infrastructure to facilitate the integration of our operations and systems with those of acquired businesses and/or assets, which may cause us to lose the benefits of any expansion; and/or

◦we may lose billboard leases, franchises or advertisers in connection with such acquisitions or transactions, which could disrupt our ongoing businesses;

•we may not be aware of all of the risks associated with any acquired businesses and/or assets and certain of our assumptions with respect to these acquired businesses and/or assets may prove to be inaccurate, which could result in unexpected litigation or regulatory exposure, unfavorable accounting treatment, unexpected increases in taxes due, a loss of anticipated tax benefits or other adverse effects on our business, operating results or financial condition;

•we may not be able to obtain financing necessary to fund potential acquisitions or strategic transactions;

•we may face increased competition for acquisitions of businesses and assets from other advertising companies, some of which may have greater financial resources than we do, which may result in higher prices for those businesses and assets;

•we may enter into markets and geographic areas where we have limited or no experience; and

•because we must comply with various requirements under the Code in order to maintain our qualification to be taxed as a REIT, including restrictions on the types of assets we may hold, the sources of our income and accumulation of earnings and profits, our ability to engage in certain acquisitions or strategic transactions, such as acquisitions of C corporations, may be limited. See “—Risks Related to Our Corporate and REIT Status—Complying with REIT requirements may cause us to liquidate investments or forgo otherwise attractive opportunities.”

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

Our Canadian business contributed approximately $59.8 million to total revenues in 2020, approximately $87.8 million to total revenues in 2019 and approximately $84.6 million to total revenues in 2018. Inherent risks in our Canadian business activities could decrease our Canadian sales and have an adverse effect on our business, financial condition and results of operations. These risks include potentially unfavorable Canadian economic conditions, political conditions or national priorities, Canadian government regulation and changes in such regulation, violations of applicable anti-corruption laws or regulations, potential expropriation of assets by the Canadian government, the failure to bridge cultural differences and limited or prohibited access to our Canadian operations and the support they provide. We may also have difficulty repatriating profits or be adversely affected by exchange rate fluctuations in our Canadian business.

If we experience a cybersecurity incident, we may suffer reputational harm and significant legal and financial exposure.

Although we have implemented physical and logical cybersecurity measures, along with crisis management procedures, designed to protect against the loss, misuse and alteration of our websites, digital assets and proprietary business information as well as consumer, business partner and advertiser personally identifiable information, no cybersecurity measures are impenetrable and we remain subject to unauthorized access attempts to our networks and assets. Further, because techniques used to obtain unauthorized access and degrade or disable systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. A cybersecurity incident could occur due to the acts or omissions of third parties (including third parties with which we do business), employee error, malfeasance, fraud, system errors or vulnerabilities, or otherwise. An increase in the number of our employees and third parties with which we do business working remotely during the ongoing COVID-19 pandemic may increase the risk of a cybersecurity incident, which has required us to modify our physical and logical cybersecurity measures. If a cybersecurity incident occurs, we could lose competitively sensitive proprietary business information, disclose personally identifiable information, and/or suffer disruptions to our business operations, particularly our digital advertising displays. In addition, the public perception of the effectiveness of our cybersecurity measures, products and/or services could be harmed as well as our overall reputation, which could put us at a competitive disadvantage. Accordingly, if we or third parties with which we do business were to suffer a cybersecurity incident, we could suffer significant legal and financial exposure in connection with our failure to satisfy certain contractual obligations, a loss of business partners and advertisers, regulatory investigations, legal proceedings and/or remedial actions relating to our cybersecurity measures, which could have an adverse effect on our business, financial condition and results of operation. Although we possess cybersecurity insurance, any financial liabilities arising from a cybersecurity incident may not be sufficiently covered by our insurance.

Changes in regulations and consumer concerns regarding privacy, information security and data, or any failure or perceived failure to comply with these regulations or our internal policies, could negatively impact our business.

We collect, purchase and utilize demographic and other information from and about consumers, business partners, advertisers and website users. We are subject to numerous federal, state, local and foreign laws, rules and regulations as well as industry standards and regulations regarding privacy, information security, data and consumer protection (including with respect to personally identifiable information), among other things. Many of these laws and industry standards and regulations are still evolving and changes in the nature of the data that we collect, purchase and utilize, and the ways that data is permitted to be collected, stored, used and/or shared may negatively impact the way that we are able to conduct business, particularly our digital display platform. In addition, changes in consumer expectations and demands regarding privacy, information security and data may result in further restrictions on the nature of the data that we collect, purchase and utilize, and the ways we derive economic value from this data, which may limit our ability to offer targeted advertising opportunities to our business partners and advertisers. Although we monitor regulatory changes and have implemented internal policies and procedures designed to comply with all applicable laws, rules, industry standards and regulations, any failure or perceived failure by us to comply with applicable regulatory requirements or our internal policies related to privacy, information security, data and/or consumer protection could result in a loss of confidence, a loss of goodwill, damage to our brand, loss of business partners and advertisers, substantial remediation and compliance costs, adverse regulatory proceedings and/or civil litigation, which could negatively impact our business.

We could suffer losses due to impairment in the carrying value of our long-lived assets and goodwill.

A significant portion of our assets are long-lived assets and goodwill. We test our long-lived assets for impairment whenever there is an indication that the carrying amount of the asset may not be recoverable. If business conditions or other factors cause our results of operations and/or cash flows to decline, we may be required to record a non-cash asset impairment charge. We test goodwill for impairment during the fourth quarter of each year and between annual tests if events or circumstances require an interim impairment assessment. A downward revision in the estimated fair value of a reporting unit could result in a non-cash goodwill impairment charge. For example, as a result of an impairment analysis performed during the second quarter of 2018, we determined that the carrying value of our Canadian reporting unit exceeded its fair value and we recorded an impairment charge of $42.9 million on the Consolidated Statements of Operations. Any such impairment charges could have a material adverse effect on our reported net income. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies”

Environmental, health and safety laws and regulations may limit or restrict some of our operations.

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

Risks Related to Our Indebtedness

We have substantial indebtedness that could adversely affect our financial condition.

As of December 31, 2020, we had total indebtedness of approximately $2.7 billion (consisting of the Term Loan, the Notes and the Repurchase Facility with outstanding aggregate principal balances of $600.0 million, approximately $2.1 billion and $80.0 million, respectively), undrawn commitments under the Revolving Credit Facility of $500.0 million, excluding $1.6 million of letters of credit issued against the Revolving Credit Facility and no borrowing capacity remaining under the AR Facility and the Repurchase Facility. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

Our level of debt could have important consequences, including:

•making it more difficult for us to satisfy our obligations with respect to the Notes and our other debt (including the 2029 Notes);

•requiring us to dedicate a substantial portion of our cash flow from operations to payments on indebtedness, thereby reducing the availability of cash flow to fund acquisitions, working capital, capital expenditures, and strategic business development efforts and other corporate purposes;

•increasing our vulnerability to and limiting our flexibility in planning for, or reacting to, changes in the business, the industries in which we operate, the economy and governmental regulations;

•limiting our ability to make strategic acquisitions or causing us to make non-strategic divestitures;

•exposing us to the risk of rising interest rates as borrowings under the Senior Credit Facilities and the AR Securitization Facilities are subject to variable rates of interest;

•placing us at a competitive disadvantage compared to our competitors that have less debt; and

•limiting our ability to borrow additional funds.

The terms of the agreements governing our indebtedness restrict our current and future operations, particularly our ability to incur debt that we may need to fund initiatives in response to changes in our business, the industries in which we operate, the economy and governmental regulations.

The Credit Agreement and the indentures governing the Notes (and the 2029 Notes) contain a number of restrictive covenants that impose significant operating and financial restrictions on us and our subsidiaries and limit our ability to engage in actions that may be in our long-term best interests, including restrictions on our and our subsidiaries’ ability to:

•incur additional indebtedness;

•pay dividends on, repurchase or make distributions in respect of our capital stock (other than dividends or distributions necessary for us to maintain our REIT status, subject to certain conditions);

•make investments or acquisitions;

•sell, transfer or otherwise convey certain assets;

•change our accounting methods;

•create liens;

•enter into agreements restricting the ability to pay dividends or make other intercompany transfers;

•consolidate, merge, sell or otherwise dispose of all or substantially all of our or our subsidiaries’ assets;

•enter into transactions with affiliates;

•prepay certain kinds of indebtedness;

•issue or sell stock of our subsidiaries; and

•change the nature of our business.

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

As a result of all of these restrictions, we may be:

•limited in how we conduct our business;

•unable to raise additional debt or equity financing to operate during general economic or business downturns; or

•unable to compete effectively or to take advantage of new business opportunities.

These restrictions could hinder our ability to grow in accordance with our strategy or inhibit our ability to adhere to our intended distribution policy and, accordingly, may cause us to incur additional U.S. federal income tax liability beyond current expectations.

A breach of the covenants under the Credit Agreement or either of the indentures governing the Notes (and the 2029 Notes), as well as a breach of the covenants under the agreements governing the AR Securitization Facilities, including the inability to repay any amounts due and payable, could result in an event of default or termination event under the applicable agreement. Such a default or termination event would allow the lenders under the Senior Credit Facilities, the Purchasers (as defined below) under the AR Securitization Facilities and the holders of the Notes (and the 2029 Notes) to accelerate the repayment of such debt and may result in the acceleration of the repayment of any other debt to which a cross-acceleration or cross-default provision applies. In the event our creditors accelerate the repayment of our borrowings, we and our subsidiaries may not have sufficient assets to repay that indebtedness. An event of default or termination event under the Credit Agreement and the agreements governing the AR Securitization Facilities would also permit the applicable lenders, Purchasers and any other secured creditors to proceed against the collateral that secures such indebtedness, and terminate all other commitments to extend additional credit to us. Any of these events could have an adverse effect on our business, financial condition and results of operations.

Despite our substantial indebtedness level, we and our subsidiaries may be able to incur substantially more indebtedness, including secured indebtedness. This could further exacerbate the risks to our financial condition described above.

We and our subsidiaries may incur significant additional indebtedness in the future, including secured indebtedness. Although the Credit Agreement, the indentures governing the Notes (and the 2029 Notes) and the agreements governing the AR Securitization Facilities contain restrictions on the incurrence of additional indebtedness and additional liens, these restrictions will be subject to a number of qualifications and exceptions, and the additional indebtedness, including secured indebtedness, incurred in compliance with these restrictions could be substantial. If we incur any additional indebtedness that ranks equally with the Senior Credit Facilities, the AR Securitization Facilities and/or the Notes (and the 2029 Notes), subject to collateral arrangements, the holders of that debt will be entitled to share ratably with existing holders of our debt in any proceeds distributed in connection with any insolvency, liquidation, reorganization, dissolution or other winding up of our business. This may have the effect of reducing the amount of proceeds paid to existing shareholders. These restrictions also will not prevent us from incurring obligations that do not constitute indebtedness. If new debt is added to our current debt levels, the related risks that we now face would increase.

Our variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly.

Borrowings under the Senior Credit Facilities and the AR Securitization Facilities are at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness will increase even though the amount borrowed remains the same, and our net income and cash flows will correspondingly decrease. At our level of indebtedness, as of December 31, 2020, each 1/4% change in interest rates on our variable rate Term Loan and AR Securitization Facilities would have resulted in a $1.0 million and $0.2 million, respectively, change in annual estimated interest expense. Our aggregate annual estimated interest expense will increase if we make any borrowings under our Revolving Credit Facility. We have, and may in the future, enter into interest rate swaps that involve the exchange of floating for fixed rate interest payments in order to reduce future interest rate volatility. However, we may not elect to maintain such interest rate swaps with respect to any of our variable rate indebtedness, and any swaps we enter into may not fully mitigate our interest rate risk. In addition, the transition away from the use of the London Interbank Offered Rate (“LIBOR”) after 2021 to a new reference rate may have unanticipated effects on the agreements governing our indebtedness, our interest rate swaps and the credit markets generally, as well as our interest expense, which we are not able to predict at this time.

To service our indebtedness, we require a significant amount of cash and our ability to generate cash depends on many factors beyond our control.

Our ability to make cash payments on and to refinance our indebtedness, including the Notes (and the 2029 Notes), and to fund planned capital expenditures will depend on our ability to generate significant operating cash flow in the future. Our ability to generate such cash flow is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. In addition, our ability to generate cash flow may be affected by our REIT compliance obligations and any consequences of failing to remain qualified as a REIT. See “—Risks Related to Our Corporate and REIT Status.”

Our business may not generate cash flow from operations in an amount sufficient to enable us to pay our indebtedness, including the Notes (and the 2029 Notes), or to fund our other liquidity needs. If we cannot service our indebtedness, we may have to take actions such as refinancing or restructuring our indebtedness, selling assets or reducing or delaying capital expenditures, strategic acquisitions and investments. Such actions, if necessary, may not be effected on commercially reasonable terms or at all. Our ability to refinance or restructure our debt will depend on the condition of the capital markets and our financial condition at the applicable time. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. Further, the Credit Agreement, the indentures governing the Notes (and the 2029 Notes) and the agreements governing the AR Securitization Facilities restrict our ability to undertake, or use the proceeds from, such measures.

Our cash available for distribution to stockholders may not be sufficient to make distributions at expected levels, and we may need to borrow in order to make such distributions or may not be able to make such distributions in full.

Distributions that we may make will be authorized and determined by our board of directors in its sole discretion (subject to the terms governing the Series A Preferred Stock) out of funds legally available. The availability, amount, timing and frequency of distributions will be at the sole discretion of our board of directors (subject to the terms governing the Series A Preferred Stock), and will be declared based upon various factors, including, but not limited to: our results of operations, our financial condition and our operating cash inflows and outflows, including capital expenditures and acquisitions; future taxable income; our REIT distribution requirements (which may be satisfied by making distributions to our common stockholders, our preferred stockholders (including holders of Series A Preferred Stock) or a combination of our stockholders); distribution requirements under the terms of the Series A Preferred Stock; limitations contained in our debt instruments (such as restrictions on distributions in excess of the minimum amount required to maintain our status as a REIT and on the ability of our subsidiaries to distribute cash to the Company); debt service requirements; limitations on our ability to use cash generated in the TRSs to fund distributions; and applicable law. We may need to increase our borrowings in order to fund our intended distributions. See “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Dividend Policy,” “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources,” “—Risks Related to Our Corporate and REIT Status—Our board of directors has the power to cause us to issue additional shares of stock without common stockholder approval,” and “—Despite our substantial indebtedness level, we and our subsidiaries may be able to incur substantially more indebtedness, including secured indebtedness. This could further exacerbate the risks to our financial condition described above.”

Hedging transactions could have a negative effect on our results of operations.

We have, and may in the future, enter into hedging transactions, including without limitation, with respect to interest rate exposure and foreign currency exchange rates and on one or more of our assets or liabilities. The use of hedging transactions involves certain risks, including: (1) the possibility that the market will move in a manner or direction that would have resulted in a gain for us had a hedging transaction not been utilized, in which case our performance would have been better had we not engaged in the hedging transaction; (2) the risk of an imperfect correlation between the risk sought to be hedged and the hedging transaction used; (3) the potential illiquidity for the hedging instrument used, which may make it difficult for us to close out or unwind a hedging transaction; (4) the possibility that our counterparty fails to honor its obligations; and (5) the possibility that we may have to post collateral to enter into hedging transactions, which we may lose if we are unable to honor our obligations. In addition, as a REIT, we have limitations on our income sources, and the hedging strategies available to us will be more limited than those available to companies that are not REITs. See “—Risks Related to Our Corporate and REIT Status—Complying with REIT requirements may limit our ability to hedge effectively and may cause us to incur tax liabilities.”

Risks Related to Our Corporate and REIT Structure

Our board of directors has the power to cause us to issue additional shares of stock without common stockholder approval.

Our charter authorizes us to issue additional authorized but unissued shares of common or preferred stock. In addition, our charter permits a majority of our entire board of directors to, without common stockholder approval, amend our charter to increase or decrease the aggregate number of shares of stock or the number of shares of stock of any class or series that we have authority to issue. Our charter also permits our board of directors to classify or reclassify any unissued shares of common or preferred stock and set the preferences, rights and other terms of the classified or reclassified shares. As a result, our board of directors will be able to establish a series of shares of common or preferred stock that could delay or prevent a transaction or a change in control that might involve a premium price for outstanding shares of stock or otherwise be in the best interests of our stockholders.

On April 20, 2020, we issued and sold an aggregate of 400,000 shares of Series A Preferred Stock in the Private Placement (each as defined and described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Equity—Series A Preferred Stock Issuance”). Holders of the Series A Preferred Stock are entitled to a cumulative dividend accruing at the initial rate of 7.0% per year, payable quarterly in arrears. The Series A Preferred Stock ranks senior to our common stock with respect to dividend rights and rights on the distribution of assets on any voluntary or involuntary liquidation, dissolution or winding up of our affairs. The Series A Preferred Stock is convertible at the option of any holder at any time into shares of our common stock at an initial conversion price of $16.00 per share and an initial conversion rate of 62.50 shares of our common stock per share of Series A Preferred Stock, subject to certain anti-dilution adjustments. As of December 31, 2020, the maximum number of shares of common stock that could be required to be issued on conversion of the outstanding shares of Series A Preferred Stock was 25.0 million shares. In general, holders of shares of Series A Preferred Stock have the right to vote on matters submitted to a vote of the holders of common stock (voting together as one class) on an as-converted basis. In addition, certain actions require the approval of the holders of the outstanding Series A Preferred Stock. Further, our REIT distribution requirement may be satisfied by making distributions to our common stockholders, our preferred stockholders (including holders of Series A Preferred Stock) or a combination of our stockholders. See “—REIT distribution requirements could adversely affect our ability to execute our business plan.” Circumstances may occur in which the interests of holders of the Series A Preferred Stock could conflict with the interests of our other common stockholders.

Certain provisions of Maryland law may limit the ability of a third party to acquire control of us.

Certain provisions of the MGCL may have the effect of delaying or preventing a transaction or a change in control of us that might involve a premium price for shares of our stock or otherwise be in the best interests of our stockholders, including:

•“business combination” provisions that, subject to certain exceptions, prohibit certain business combinations between a Maryland corporation and an “interested stockholder” (defined generally as any person who beneficially owns, directly or indirectly, 10% or more of the voting power of a corporation’s outstanding voting stock or an affiliate or associate of a corporation who, at any time during the two-year period immediately prior to the date in question, was the beneficial owner of 10% or more of the voting power of the then-outstanding stock of the corporation) or an affiliate of such an interested stockholder for five years after the most recent date on which the stockholder becomes an interested stockholder, and thereafter imposes two super-majority stockholder voting requirements on these combinations; and

•“control share” provisions that provide that, subject to certain exceptions, holders of “control shares” of a Maryland corporation (defined as voting shares of stock that, if aggregated with all other shares of stock owned or controlled by the acquirer, would entitle the acquirer to exercise voting power in the election of directors within one of three increasing ranges) acquired in a “control share acquisition” (defined as the direct or indirect acquisition of issued and outstanding “control shares,” subject to certain exceptions) have no voting rights except to the extent approved by its stockholders by the affirmative vote of at least two-thirds of all of the votes entitled to be cast on the matter, excluding all interested shares.

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

Our charter contains a provision that eliminates the liability of our directors and officers to the maximum extent permitted by Maryland law. In addition, our charter authorizes us, and our bylaws obligate us, to the maximum extent permitted by Maryland law in effect from time to time, to indemnify and, without requiring a preliminary determination of the ultimate entitlement to indemnification, pay or reimburse reasonable expenses in advance of final disposition of a proceeding to:

•any present or former director or officer who is made or threatened to be made a party to, or witness in, a proceeding by reason of his or her service in that capacity; and

•any individual who, while a director or officer of our company and at our request, serves or has served as a director, officer, trustee or manager of another corporation, REIT, limited liability company, partnership, joint venture, trust, employee benefit plan or any other enterprise and who is made or threatened to be made a party to, or witness in, the proceeding by reason of his or her service in that capacity.

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

To maintain REIT status, we must meet a number of organizational and operational requirements, including a requirement that we annually distribute to our stockholders at least 90% of our REIT taxable income, determined without regard to the dividends-paid deduction and excluding any net capital gains. This distribution requirement may be satisfied by making distributions to our common stockholders, our preferred stockholders (including holders of Series A Preferred Stock) or a combination of our stockholders. To the extent that we satisfy this distribution requirement and qualify for taxation as a REIT but distribute less than 100% of our REIT taxable income, determined without regard to the dividends-paid deduction and including any net capital gains, we will be subject to U.S. federal income tax on our undistributed net taxable income. In addition, we will be subject to a nondeductible 4% excise tax if the amount that we actually distribute to our stockholders in a calendar year is less than a minimum amount specified under U.S. federal tax laws.

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

As a result of the REIT organizational and operational requirements described above, we may not be able to fund future capital needs, including any necessary acquisition financing, solely from operating cash flows. Consequently, we expect to rely on third-party capital market sources for debt or equity financing to fund our business strategy. In addition, we will likely need third-party capital market sources to refinance our indebtedness at or prior to maturity. Turbulence in the United States or international financial markets and economies could adversely impact our ability to replace or renew maturing liabilities on a timely basis or access the capital markets to meet liquidity and capital expenditure requirements and may result in adverse effects on our business, financial condition and results of operations. As such, we may not be able to obtain financing on favorable terms or at all. Our access to third-party sources of capital also depends, in part, on:

•the market’s perception of our growth potential;

•our then-current levels of indebtedness;

•our historical and expected future earnings, cash flows and cash distributions; and

•the market price per share of our common stock.

In addition, our ability to access additional capital may be limited by the terms of our outstanding indebtedness, which may restrict our incurrence of additional debt. See “—Risks Related to Our Indebtedness—Despite our substantial indebtedness level, we and our subsidiaries may be able to incur substantially more indebtedness, including secured indebtedness. This could further exacerbate the risks to our financial condition described above.” If we cannot obtain capital when needed, we may not be able to acquire or develop properties when strategic opportunities arise or refinance our debt, which could have an adverse effect on our business, financial condition and results of operations.

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

Our planned use of taxable REIT subsidiaries may cause us to fail to remain qualified to be taxed as a REIT.

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

In connection with these transactions, persons holding operating partnership units (or similar securities) may have the right to vote on certain amendments to the partnership agreements of such operating partnerships, as well as on certain other matters. Unitholders with these voting rights may be able to exercise them in a manner that conflicts with the interests of our stockholders. As the sole member of the general partner of the operating partnerships or as the managing member, we would have fiduciary duties to the unitholders of the operating partnerships that may conflict with duties that our officers and directors owe to the Company.

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

In the United States and Canada, we primarily lease our outdoor advertising sites, but, in a few cases, we own or hold permanent easements on our outdoor advertising sites. These lease agreements have terms varying between one month and multiple years, with an average term of 9 years, and usually provide renewal options. Our lease agreements generally allow us to use the land for the construction, repair and relocation of outdoor advertising structures, including all rights necessary to access and maintain the site. Approximately 70% of our outdoor advertising site leases will expire or be subject to renewal in the next 5 years, 20% will expire or be subject to renewal in 6 to 10 years and 10% will expire or be subject to renewal in more than 10 years. There is no significant concentration of outdoor advertising sites under any one lease or with any one landlord. An important part of our business activity is to manage our lease portfolio and negotiate suitable lease renewals and extensions. For further information regarding our outdoor advertising sites and structures, see “Item 1. Business—Our Portfolio of Outdoor Advertising Structures and Sites” and “Item 1. Business—Renovation, Improvement and Development.”

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

Holders

As of February 25, 2021, we had 186 holders of record of our common stock.

Dividend Policy

To maintain REIT status, we must annually distribute to our stockholders at least 90% of our REIT taxable income, determined without regard to the dividends-paid deduction and excluding any net capital gains. This distribution requirement may be satisfied by making distributions to our common stockholders, our preferred stockholders (including holders of Series A Preferred Stock) or a combination of our stockholders. To the extent that we satisfy this distribution requirement and qualify for taxation as a REIT but distribute less than 100% of our REIT taxable income, determined with the above modifications, we will be subject to U.S. federal income tax on our undistributed net taxable income. In addition, we will be subject to a nondeductible 4% excise tax if the amount that we actually distribute to our stockholders in a calendar year is less than a minimum amount specified under U.S. federal tax laws. See “Item 1. Business—Tax Status.”

Distributions that we may make will be authorized and determined by our board of directors in its sole discretion (subject to the terms governing the Series A Preferred Stock) out of funds legally available. The availability, amount, timing and frequency of distributions will be at the sole discretion of our board of directors (subject to the terms governing the Series A Preferred Stock), and will be declared based upon various factors, including, but not limited to: our results of operations, our financial condition and our operating cash inflows and outflows, including capital expenditures and acquisitions; future taxable income; our REIT distribution requirements (which may be satisfied by making distributions to our common stockholders, our preferred stockholders (including holders of Series A Preferred Stock) or a combination of our stockholders); distribution requirements under the terms of the Series A Preferred Stock; limitations contained in our debt instruments (such as restrictions on distributions in excess of the minimum amount required to maintain our status as a REIT and on the ability of our subsidiaries to distribute cash to the Company); debt service requirements; limitations on our ability to use cash generated in the TRSs to fund distributions; and applicable law. See “Item 1A. Risk Factors,” “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” and “Item 8. Financial Statements and Supplementary Data.” We may need to increase our borrowings in order to fund our intended distributions. We expect that our distributions may exceed our net income, due, in part, to noncash expenses included in net income (loss).

In response to the COVID-19 pandemic, we suspended our quarterly dividend payments on our common stock, subject to the minimum annual REIT distribution requirement (which may be satisfied by making distributions to our common stockholders, our preferred stockholders (including holders of Series A Preferred Stock) or a combination of our stockholders). See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview—COVID-19 Impact.”

We anticipate that our distributions generally will be taxable as ordinary income to our stockholders, although we may designate a portion of the distributions as qualified dividend income or capital gain dividends or a portion of the distributions may constitute a return of capital or be taxable as capital gain. We furnish annually to each of our stockholders a statement setting forth distributions paid during the preceding year and their characterization as ordinary income dividends, return of capital, qualified dividends, income or capital gain dividends or non-dividend distributions. Approximately 86.1% of the dividends we distributed in 2020 should be considered ordinary income by our stockholders for tax purposes, approximately 4.2% should be considered a capital gain, and approximately 9.7% should be considered a return of capital. The capital gain distribution is subject to certain recapture provisions for both individual and corporate shareholders.

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

The performance graph assumes $100 invested on December 31, 2015, in OUTFRONT Media Inc.’s common stock, Lamar Advertising Company’s common stock, Clear Channel Outdoor Holdings, Inc.’s common stock, the S&P 500, the S&P 500 Media Industry Index, and the FTSE NAREIT All Equity REITs Index, including the reinvestment of dividends, through the calendar year ended December 31, 2020.

Performance Graph

$220
$200
$180
$160
$140
$120
$100
$80
$60
$40
12/31/15
12/31/16
12/31/17
12/31/18
12/31/19
12/31/20
OUTFRONT Media Inc.
Lamar Advertising Company
Clear Channel Outdoor Holdings, Inc.
S&P 500
S&P 500 Media Industry Index
FTSE NAREIT All Equity REITs Index

	Dec. 31, 2015	Dec. 31, 2016	Dec. 31, 2017	Dec. 31, 2018	Dec. 31, 2019	Dec. 31, 2020
OUTFRONT Media Inc.	$100.00	$120.92	$119.95	$100.64	$157.79	$116.82
Lamar Advertising Company	100.00	117.67	136.07	133.44	180.53	174.32
Clear Channel Outdoor Holdings, Inc.	100.00	140.71	154.55	177.39	97.75	56.40
S&P 500	100.00	111.96	136.40	130.42	171.49	203.04
S&P 500 Media Industry Index(a)	100.00	115.63	125.12	115.65	156.11	180.02
FTSE NAREIT All Equity REITs Index	100.00	108.63	118.05	113.28	145.75	138.28

(a)As of December 31, 2020, the S&P 500 Media Industry Index consists of the following companies: Charter Communications, Inc.; Comcast Corporation; Discovery, Inc.; DISH Network Corporation; Fox Corporation; Interpublic Group of Companies Inc.; News Corporation; Omnicom Group Inc; and ViacomCBS Inc.

Unregistered Sales of Equity Securities

None.

Purchases of Equity Securities by the Issuer

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Remaining Authorizations
October 1, 2020 through October 31, 2020	—	$—	—	—
November 1, 2020 through November 30, 2020	—	—	—	—
December 1, 2020 through December 31, 2020	—	—	—	—
Total	—	—	—	—

Item 6. Selected Financial Data.

The following table sets forth our selected historical consolidated financial data for the periods presented. The selected historical consolidated statements of operations and cash flow data for each of the years ended December 31, 2020, 2019 and 2018 and the selected historical consolidated balance sheet data as of December 31, 2020 and 2019, have been derived from our audited consolidated financial statements for such years, which are included in this Annual Report on Form 10-K. The selected historical consolidated statements of operations and cash flow data for the years ended December 31, 2017 and 2016 and the selected historical consolidated balance sheet information as of December 31, 2018, 2017 and 2016 have been derived from our audited historical consolidated financial statements, which are not included in this Annual Report on Form 10-K.

You should read the following information together with “Item 1A. Risk Factors,” “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data.”

	Year Ended December 31,
(in millions, except per share amounts)	2020	2019	2018	2017	2016(a)
Statement of Operations data:
Revenues	$1,236.3	$1,782.2	$1,606.2	$1,520.5	$1,513.9

Adjusted OIBDA(b)(d)	$233.3	$474.2	$436.3	$404.1	$410.8
Less:
Stock-based compensation	22.9	22.3	20.2	20.5	18.0
Restructuring charges	5.8	0.3	2.1	6.4	2.5
Loss on real estate assets held for sale	—	—	—	—	1.3
Net gain on dispositions	(13.7)	(3.8)	(5.5)	(14.3)	(1.9)
Impairment charge(c)	—	—	42.9	—	—
Depreciation	84.5	87.3	85.9	89.7	108.9
Amortization(d)	61.3	59.0	55.9	60.1	77.1
Operating income	$72.5	$309.1	$234.8	$241.7	$204.9
Interest expense, net	$(131.1)	$(134.9)	$(125.7)	$(116.9)	$(113.8)
Loss on extinguishment of debt(e)	—	(28.5)	—	—	—
Provision for income taxes	$(1.1)	$(10.9)	$(4.9)	$(4.1)	$(5.4)
Net income (loss) attributable to OUTFRONT Media Inc.	$(61.0)	$140.1	$107.9	$125.8	$90.9
Net income (loss) attributable to OUTFRONT Media Inc. per weighted average shares outstanding:
Basic	$(0.56)	$0.97	$0.76	$0.90	$0.66
Diluted	$(0.56)	$0.97	$0.75	$0.90	$0.66
Dividends declared per common share	$0.38	$1.44	$1.44	$1.44	$1.36
Funds from operations (“FFO”)(f) attributable to OUTFRONT Media Inc.	$82.6	$295.3	$301.0	$277.3	$280.4
Adjusted FFO (“AFFO”)(f) attributable to OUTFRONT Media Inc.	$96.3	$334.1	$299.7	$277.6	$294.5
Balance sheet data (at period end):
Property and equipment, net	$634.2	$666.2	$652.9	$662.1	$665.0
Total assets(g)	$5,896.9	$5,382.3	$3,828.7	$3,808.2	$3,738.5
Current liabilities	$534.9	$650.0	$402.6	$299.6	$251.5
Long-term debt, net	$2,620.8	$2,222.1	$2,149.6	$2,145.3	$2,136.8
Total stockholders’ equity	$973.8	$1,093.8	$1,102.8	$1,181.1	$1,232.9
Cash flow data:
Cash flow provided by operating activities	$130.6	$276.9	$214.3	$249.3	$287.1
Capital expenditures:
Growth	$35.7	$71.8	$63.7	$50.9	$40.9
Maintenance	17.8	18.1	18.6	19.9	18.5
Total capital expenditures	$53.5	$89.9	$82.3	$70.8	$59.4

(a)On April 1, 2016, we completed the disposition of our outdoor advertising business in Latin America.
(b)Adjusted OIBDA is a non-GAAP financial measure. For purposes of the above table, we calculate “Adjusted OIBDA” as operating income (loss) before depreciation, amortization, net (gain) loss on dispositions, stock-based compensation, restructuring charges, impairment charges, and loss on real estate assets held for sale. Adjusted OIBDA is among the primary measures we use for managing our business, evaluating our operating performance and planning and forecasting future periods, as it is an important indicator of our operational strength and business performance. Our management believes users of our financial data are best served if the information that is made available to them allows them to align their analysis and evaluation of our operating results along the same lines that our management uses in managing, planning and executing our business strategy. Our management also believes that the presentation of Adjusted OIBDA, as a supplemental measure, is useful in evaluating our business because eliminating certain non-comparable items highlight operational trends in our business that may not otherwise be apparent when relying solely on GAAP financial measures. It is management’s opinion that this supplemental measure provides users of our financial data with an important perspective on our operating performance and also makes it easier for users of our financial data to compare our results with other companies that have different financing and capital structures or tax rates. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for further information about Adjusted OIBDA.
(c)As a result of an impairment analysis performed during the second quarter of 2018, we determined that the carrying value of our Canadian reporting unit exceeded its fair value and we recorded an impairment charge of $42.9 million on the Consolidated Statement of Operations.
(d)We have reclassified amortization of direct lease acquisition costs of $48.2 million in 2019, $43.2 million in 2018, $40.0 million in 2017 and $38.2 million in 2016 from Amortization to Selling, general and administrative expenses, resulting in a corresponding decrease in Adjusted OIBDA.
(e)In 2019, we recorded a loss on extinguishment of debt of $28.5 million relating to the redemption of our 5.250% Senior Unsecured Notes due 2022 and our 5.875% Senior Unsecured Notes due 2025.
(f)When used herein, references to “FFO” and “AFFO” mean “FFO attributable to OUTFRONT Media Inc.” and “AFFO attributable to OUTFRONT Media Inc.,” respectively. We calculate FFO in accordance with the definition established by NAREIT (as defined below). FFO reflects net income (loss) attributable to OUTFRONT Media Inc. adjusted to exclude gains and losses from the sale of real estate assets, impairment charges, depreciation and amortization of real estate assets, amortization of direct lease acquisition costs, the non-cash effect of loss on real estate assets held for sale and the same adjustments for our equity-based investments and non-controlling interests, as well as the related income tax effect of adjustments, as applicable. We calculate AFFO as FFO adjusted to include cash paid for direct lease acquisition costs as such costs are generally amortized over a period ranging from four weeks to one year and therefore are incurred on a regular basis. AFFO also includes cash paid for maintenance capital expenditures since these are routine uses of cash that are necessary for our operations. In addition, AFFO excludes restructuring charges and losses on extinguishment of debt, as well as certain non-cash items, including non-real estate depreciation and amortization, a gain on disposition of non-real estate assets, stock-based compensation expense, accretion expense, the non-cash effect of straight-line rent, amortization of deferred financing costs and the same adjustments for our non-controlling interests, as well as the non-cash portion of income taxes, and the related income tax effect of adjustments, as applicable. We use FFO and AFFO measures for managing our business and for planning and forecasting future periods, and each is an important indicator of our operational strength and business performance, especially compared to other REITs. Our management believes users of our financial data are best served if the information that is made available to them allows them to align their analysis and evaluation of our operating results along the same lines that our management uses in managing, planning and executing our business strategy. Our management also believes that the presentations of FFO and AFFO, as supplemental measures, are useful in evaluating our business because adjusting results to reflect items that have more bearing on the operating performance of REITs highlight trends in our business that may not otherwise be apparent when relying solely on GAAP financial measures. It is management’s opinion that these supplemental measures provide users of our financial data with an important perspective on our operating performance and also make it easier to compare our results to other companies in our industry, as well as to REITs. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for further information about FFO and AFFO.

The following table presents a reconciliation of Net income (loss) to FFO and AFFO:

	Year Ended December 31,
(in millions)	2020	2019	2018	2017	2016
Net income (loss) attributable to OUTFRONT Media Inc.	$(61.0)	$140.1	$107.9	$125.8	$90.9
Depreciation of billboard advertising structures	61.6	66.0	69.1	76.2	98.2
Amortization of real estate-related intangible assets	48.8	45.0	42.7	48.2	52.9
Amortization of direct lease acquisition costs	38.2	48.2	43.2	40.0	38.2
Loss on real estate assets held for sale	—	—	—	—	1.3
Net gain on disposition of real estate assets	(6.5)	(3.8)	(5.5)	(14.3)	(1.9)
Impairment charge	—	—	42.9	—	—
Adjustment related to equity-based investments	0.1	0.1	0.2	0.5	0.7
Adjustment related to non-controlling interests	(0.3)	(0.3)	—	—	—
Income tax effect of adjustments(1)	1.7	—	0.5	0.9	0.1
FFO attributable to OUTFRONT Media Inc.	82.6	295.3	301.0	277.3	280.4
Non-cash portion of income taxes	(5.9)	0.4	(3.5)	(3.6)	4.2
Cash paid for direct lease acquisition costs	(43.1)	(47.1)	(41.3)	(39.2)	(37.0)
Maintenance capital expenditures	(17.8)	(18.1)	(18.6)	(19.9)	(18.5)
Restructuring charges - severance(2)	4.9	0.3	2.1	6.4	2.5
Other depreciation	22.9	21.3	16.8	13.5	10.7
Other amortization	12.5	14.0	13.2	11.9	24.2
Gain on disposition of non-real estate assets(3)	(7.2)	—	—	—	—
Stock-based compensation(2)	23.8	22.3	20.2	20.5	18.0
Non-cash effect of straight-line rent	11.2	6.9	1.9	3.4	1.3
Accretion expense	2.6	2.5	2.4	2.3	2.4
Amortization of deferred financing costs	6.6	7.9	5.7	6.1	6.4
Loss on extinguishment of debt	—	28.5	—	—	—
Adjustment related to non-controlling interests	(0.1)	(0.1)	—	—	—
Income tax effect of adjustments(4)	3.3	—	(0.2)	(1.1)	(0.1)
AFFO attributable to OUTFRONT Media Inc.	$96.3	$334.1	$299.7	$277.6	$294.5

(1)Income tax effect related to Net (gain) loss on disposition of real estate assets.
(2)In 2020, Restructuring charges relate to severance associated with workforce reductions made in response to the COVID-19 pandemic and includes stock-based compensation expenses of $0.9 million.
(3)In 2020, gain related to the sale of all of our equity interests in certain of our subsidiaries (the “Sports Disposition”), which held all of the assets of our Sports Marketing operating segment.
(4)Income tax effect related to Restructuring charges and Gain on disposition of non-real estate assets.
(g)In 2019, we adopted the Financial Accounting Standards Board’s guidance addressing the recognition, measurement, presentation and disclosure for leases for both lessees and lessors using the modified retrospective transition method. On January 1, 2019, the adoption of this standard resulted in the recognition of an operating lease liability of $1.2 billion and a right-of-use operating lease asset of the same amount.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with our historical consolidated financial statements and the notes thereto in “Item 8. Financial Statements and Supplementary Data.” This MD&A contains forward-looking statements that involve numerous risks and uncertainties. The forward-looking statements are subject to a number of important factors, including, but not limited to, those factors discussed in “Item 1A. Risk Factors” and the “Cautionary Statement Regarding Forward-Looking Statements” section of this Annual Report on Form 10-K, that could cause our actual results to differ materially from the results described herein or implied by such forward-looking statements. Management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2019, as compared to the year ended December 31, 2018, is included in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the Securities and Exchange Commission (the “SEC “) on February 26, 2020.

Overview

OUTFRONT Media is a real estate investment trust (“REIT”), which provides advertising space (“displays”) on out-of-home advertising structures and sites in the United States (the “U.S.”) and Canada. We currently manage our operations through two operating segments—U.S. Billboard and Transit, which is included in our U.S. Media reportable segment, and International. International does not meet the criteria to be a reportable segment and accordingly, is included in Other (see Item 8., Note 20. Segment Information to the Consolidated Financial Statements).

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

Business

We are one of the largest providers of advertising space on out-of-home advertising structures and sites across the U.S. and Canada. Our inventory consists of billboard displays, which are primarily located on the most heavily traveled highways and roadways in top Nielsen Designated Market Areas (“DMAs”), and transit advertising displays operated under exclusive multi-year contracts with municipalities in large cities across the U.S. and Canada. In total, we have displays in all of the 25 largest markets in the U.S. and 145 markets in the U.S. and Canada. Our top market, high profile location focused portfolio includes sites in and around both Grand Central Station and Times Square in New York, various locations along Sunset Boulevard in Los Angeles, and the Bay Bridge in San Francisco. The breadth and depth of our portfolio provides our customers with a range of options to address their marketing objectives, from national, brand-building campaigns to hyper-local campaigns that drive customers to the advertiser’s website or retail location “one mile down the road.”

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

U.S. Media. Our U.S. Media segment generated 16% of its revenues in the New York City metropolitan area in 2020 and 23% in 2019, and generated 15% in the Los Angeles metropolitan area in 2020 and 16% in 2019. Our U.S. Media segment generated Revenues of $1,148.9 million in 2020 and $1,628.7 million in 2019, and Operating income before Depreciation, Amortization, Net gain on dispositions, Stock-based compensation and Restructuring charges (“Adjusted OIBDA”) of $268.9 million in 2020 and $501.6 million in 2019. (See the “Segment Results of Operations” section of this MD&A.)

Other (includes International and through June 30, 2020, Sports Marketing). Other generated Revenues of $87.4 million in 2020 and $153.5 million in 2019, and Adjusted OIBDA of $0.4 million in 2020 and $18.6 million in 2019.

COVID-19 Impact

The novel coronavirus (COVID-19) pandemic and the related preventative measures taken to help curb the spread, including shutdowns and slowdowns of, and restrictions on, businesses, public gatherings, social interactions and travel (including reductions in foot traffic, roadway traffic, commuting, transit ridership and overall target audiences) throughout the markets in which we do business have had, and may continue to have, a significant impact on the global economy and our business. Though generally we remain able to continue to sell and service our displays, our business operates billboard and transit franchise agreements in the top DMAs, such as New York and Los Angeles, where the COVID-19 pandemic has had a particularly significant impact. The COVID-19 pandemic has (i) delayed our ability to build and deploy certain advertising structures and sites, including digital displays; (ii) reduced or curtailed our customers’ advertising expenditures and overall demand for our services through purchase cancellations or otherwise; (iii) increased the volatility of our customers’ advertising expenditure patterns from period-to-period through short-notice purchases, purchase deferrals or otherwise; and (iv) extended delays in the collection of certain earned advertising revenues from our customers, all of which could have a material adverse effect on our business, financial condition and results of operation in 2021.

As a result of the impact of the COVID-19 pandemic on our business and results of operations, we expect our key performance indicators and total revenues to incrementally improve in 2021 as compared to 2020, but be materially lower in 2021 than pre-COVID-19 pandemic levels, particularly in our U.S. Media segment and with respect to our transit and other business. We expect total expenses to increase in 2021 as compared to 2020, but be materially lower than pre-COVID-19 pandemic levels, particularly in our U.S. Media segment and with respect to our transit and other business. Additionally, we expect billboard property lease expenses, such as rental expenses, and posting, maintenance and other expenses, as a percentage of revenues, to decrease in 2021 as compared to 2020, but be materially higher than pre-COVID-19 pandemic levels. We expect transit franchise expenses, such as transit franchise payments, as a percentage of revenues, to increase in 2021 as compared to 2020, but be materially higher than pre-COVID-19 pandemic levels, primarily due to our guaranteed minimum annual payment amounts owed to the MTA resuming on January 1, 2021. The impacts described above with respect to 2020 were greatest in the second quarter of 2020, with incremental improvement in the third and fourth quarters of 2020. Accordingly, results for the years ended December 31, 2020 and 2019, are not indicative of the results that may be expected for the fiscal year ending December 31, 2021.

In response to the COVID-19 pandemic, we have prioritized the health and safety of our employees and customers by (i) shifting to a secure remote workforce for all personnel other than operations personnel who service our displays and certain other personnel, (ii) implementing deep cleaning, social distancing and other protective policies and practices in accordance with federal, state and local regulations and guidance across all offices and facilities that are open or in the process of reopening, (iii) restricting non-essential business travel, and (iv) communicating frequently with our employees and customers to address any concerns. None of these actions have caused a significant disruption in our ability to manage the continuity of our business or our internal controls. In addition, in order to preserve financial flexibility, increase liquidity and reduce expenses in light of the current uncertainty in the global economy and our business, we modified our business goals and undertook the following actions in 2020, which should be read in conjunction with the “—Analysis of Results of Operations” and “—Liquidity and Capital Resources” sections of this MD&A:

•Accessed the capital markets and raised $400.0 million, before expenses, by issuing Series A Preferred Stock (as defined below) in the Private Placement (as defined below) and issued $400.0 million aggregate principal amount of 6.250% Senior Unsecured Notes due 2025 (the “2025 Notes”);

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

•Suspended our quarterly dividend payments on our common stock, subject to the minimum annual REIT distribution requirement (which may be satisfied by making distributions to our common stockholders, our preferred stockholders (including holders of Series A Preferred Stock) or a combination of our stockholders);

•Temporarily suspended or delayed our deployment of certain digital transit displays to reduce costs that may or may not be recoverable from customer sales or transit franchise partners;

•Reduced maintenance capital expenditures (other than for necessary safety-related projects) and growth capital expenditures for digital billboard display conversions; and

•Reduced our posting, maintenance and other, and SG&A (as defined below) expenses through, among other things, restrictions on discretionary expenses, workforce reductions, employee furloughs and certain temporary compensation reductions, to offset decreases in revenues in 2020.

We have in 2020, and will continue in 2021 to, focus on managing costs and expenses, including capital expenditures, to offset any decreases in revenues in 2021 as compared to pre-COVID-19 pandemic levels. However, we have resumed certain capital investments in a measured manner, including taking a highly selective approach to new acquisition activity, based on our current financial condition. In addition, we have engaged, and will continue to engage, in constructive conversations with our billboard ground lease landlords and transit franchise partners to mitigate any increases as a percentage of revenues in billboard property lease expenses, transit franchise expenses and posting, maintenance and other expenses.

Though we rely on third parties to manufacture and transport our digital displays, and have not experienced any significant supply chain or logistical disruptions, we may experience delays as a result of the COVID-19 pandemic in receiving digital displays as we continue to reinstate our digital billboard display conversions and deployment of digital transit displays.

We continue to monitor the rapidly evolving situation and guidance from federal, state and local public health authorities and may take additional actions based on their recommendations. When the COVID-19 pandemic subsides, there can be no assurances as to the time it may take to generate revenues at pre-COVID-19 pandemic levels. Given the uncertainty around the severity and duration of the COVID-19 pandemic and the measures taken, or may be taken, in response to the COVID-19 pandemic, the Company cannot reasonably estimate the full impact of the COVID-19 pandemic on our business, financial condition and results of operations at this time, which may be material.

Economic Environment

Our revenues and operating results are sensitive to fluctuations in advertising expenditures, general economic conditions and other external events beyond our control such as the COVID-19 pandemic as described above.

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

In 2017, we commenced deployment of state-of-the-art digital transit displays in connection with several transit franchises and are planning to increase deployments over the coming years. Once the digital transit displays have been deployed at scale, we expect that revenue generated on digital transit displays will be a multiple of the revenue generated on comparable static transit displays. Subject to the impact of the COVID-19 pandemic, we intend to incur significant equipment deployment costs and capital expenditures in the coming years to continue increasing the number of digital displays in our portfolio.

We built or converted 60 new digital billboard displays in the United States and 3 in Canada in 2020. Additionally, in 2020, we entered into marketing arrangements to sell advertising on 31 third-party digital billboard displays in the U.S. and 31 in Canada. In 2020, we built, converted or replaced 2,893 digital transit and other displays in the United States. As described above, as a result of the COVID-19 pandemic, we reduced our digital billboard display conversions and temporarily suspended or delayed our deployment of certain digital transit displays. The following table sets forth information regarding our digital displays.

	Digital Revenues (in millions) for the Year Ended December 31, 2020			Number of Digital Displays as of December 31, 2020(a)
Location	Digital Billboard	Digital Transit and Other	Total Digital Revenues	Digital Billboard Displays	Digital Transit and Other Displays	Total Digital Displays
United States	$195.5	$53.9	$249.4	1,228	8,920	10,148
Canada	19.8	0.1	19.9	222	95	317
Total	$215.3	$54.0	$269.3	1,450	9,015	10,465

(a)Digital display amounts include 3,144 displays reserved for transit agency use. Our number of digital displays is impacted by acquisitions, dispositions, management agreements, the net effect of new and lost billboards, and the net effect of won and lost franchises in the period.

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

We have a diversified base of customers across various industries. During 2020, our largest categories of advertisers were professional services, healthcare/pharmaceuticals and retail, which represented 11%, 9%, and 9% of our total U.S. Media segment revenues, respectively. During 2019, our largest categories of advertisers were retail, professional services and computers/internet, which represented 9%, 8% and 8% of our total U.S. Media segment revenues.

Our large-scale portfolio allows our customers to reach a national audience and also provides the flexibility to tailor campaigns to specific regions or markets. In 2020, we generated approximately 40% of our U.S. Media segment revenues from national advertising campaigns, compared to approximately 44% in 2019.

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

	Year Ended December 31,
(in millions, except percentages)	2020	2019	% Change
Revenues	$1,236.3	$1,782.2	(31)%
Organic revenues(a)(b)	1,210.7	1,725.3	(30)
Operating income	72.5	309.1	(77)
Adjusted OIBDA(b)(c)	233.3	474.2	(51)
Adjusted OIBDA(b)(c) margin	19%	27%
Funds from operations (“FFO”)(b) attributable to OUTFRONT Media Inc.	82.6	295.3	(72)
Adjusted FFO (“AFFO”)(b) attributable to OUTFRONT Media Inc.	96.3	334.1	(71)
Net income (loss) attributable to OUTFRONT Media Inc.	(61.0)	140.1	*

*Calculation is not meaningful.
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
(c)Consistent with the current year’s presentation, we have reclassified amortization of direct lease acquisition costs of $48.2 million in 2019 from Amortization to Selling, general and administrative expenses, resulting in a corresponding decrease in Adjusted OIBDA.

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

FFO and AFFO

When used herein, references to “FFO” and “AFFO” mean “FFO attributable to OUTFRONT Media Inc.” and “AFFO attributable to OUTFRONT Media Inc.,” respectively. We calculate FFO in accordance with the definition established by the National Association of Real Estate Investment Trusts (“NAREIT”). FFO reflects net income (loss) attributable to OUTFRONT Media Inc. adjusted to exclude gains and losses from the sale of real estate assets, depreciation and amortization of real estate assets amortization of direct lease acquisition costs and the same adjustments for our equity-based investments and non-controlling interests, as well as the related income tax effect of adjustments, as applicable. We calculate AFFO as FFO adjusted to include cash paid for direct lease acquisition costs as such costs are generally amortized over a period ranging from four weeks to one year and therefore are incurred on a regular basis. AFFO also includes cash paid for maintenance capital expenditures since these are routine uses of cash that are necessary for our operations. In addition, AFFO excludes restructuring charges and losses on extinguishment of debt, as well as certain non-cash items, including non-real estate depreciation and amortization, a gain on disposition of non-real estate assets, stock-based compensation expense, accretion expense, the non-cash effect of straight-line rent, amortization of deferred financing costs and the same adjustments for our non-controlling interests, as well as the non-cash portion of income taxes, and the related income tax effect of adjustments, as applicable. We use FFO and AFFO measures for managing our business and for planning and forecasting future periods, and each is an important indicator of our operational strength and business performance, especially compared to other REITs. Our management believes users of our financial data are best served if the information that is made available to them allows them to align their analysis and evaluation of our operating results along the same lines that our management uses in managing, planning and executing our business strategy. Our management also believes that the presentations of FFO and AFFO, as supplemental measures, are useful in evaluating our business because adjusting results to reflect items that have more bearing on the operating performance of REITs highlight trends in our business that may not otherwise be apparent when relying solely on GAAP financial measures. It is management’s opinion that these supplemental measures provide users of our financial data with an important perspective on our operating performance and also make it easier to compare our results to other companies in our industry, as well as to REITs.

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

	Year Ended December 31,
(in millions)	2020	2019
Total revenues	$1,236.3	$1,782.2

Operating income	$72.5	$309.1
Restructuring charges	5.8	0.3
Net gain on dispositions	(13.7)	(3.8)
Depreciation	84.5	87.3
Amortization(a)	61.3	59.0
Stock-based compensation	22.9	22.3
Adjusted OIBDA(a)	$233.3	$474.2
Adjusted OIBDA(a) margin	19%	27%

	Year Ended December 31,
(in millions)	2020	2019
Net income (loss) attributable to OUTFRONT Media Inc.	$(61.0)	$140.1
Depreciation of billboard advertising structures	61.6	66.0
Amortization of real estate-related intangible assets	48.8	45.0
Amortization of direct lease acquisition costs(b)	38.2	48.2
Net gain on disposition of real estate assets	(6.5)	(3.8)
Adjustment related to equity-based investments	0.1	0.1
Adjustment related to non-controlling interests	(0.3)	(0.3)
Income tax effect of adjustments(c)	1.7	—
FFO attributable to OUTFRONT Media Inc.	82.6	295.3
Non-cash portion of income taxes	(5.9)	0.4
Cash paid for direct lease acquisition costs(b)	(43.1)	(47.1)
Maintenance capital expenditures	(17.8)	(18.1)
Restructuring charges - severance(d)	4.9	0.3
Other depreciation	22.9	21.3
Other amortization	12.5	14.0
Gain on disposition of non-real estate assets(e)	(7.2)	—
Stock-based compensation(d)	23.8	22.3
Non-cash effect of straight-line rent	11.2	6.9
Accretion expense	2.6	2.5
Amortization of deferred financing costs	6.6	7.9
Loss on extinguishment of debt	—	28.5
Adjustment related to non-controlling interests	(0.1)	(0.1)
Income tax effect of adjustments(f)	3.3	—
AFFO attributable to OUTFRONT Media Inc.	$96.3	$334.1

(a)Consistent with the current year’s presentation, we have reclassified amortization of direct lease acquisition costs of $48.2 million in 2019 from Amortization to Selling, general and administrative expenses, resulting in a corresponding decrease in Adjusted OIBDA.
(b)Variable commissions directly associated with billboard revenues.
(c)Income tax effect related to Net gain on disposition of real estate assets.
(d)In 2020, Restructuring charges relate to severance associated with workforce reductions made in response to the COVID-19 pandemic and includes stock-based compensation expenses of $0.9 million.
(e)Gain related to the Sports Disposition. (See Item 8., Note 14. Acquisitions and Dispositions: Dispositions to the Consolidated Financial Statements.)
(f)Income tax effect related to Restructuring charges - severance and Gain on disposition of non-real estate assets.

FFO attributable to OUTFRONT Media Inc. in 2020 of $82.6 million decreased $212.7 million, or 72%, compared to 2019. AFFO attributable to OUTFRONT Media Inc. in 2020 of $96.3 million decreased $237.8 million, or 71%, compared to 2019. The decreases were primarily due to the impact of the COVID-19 pandemic on revenues, partially offset by cost reduction measures taken in response to the COVID-19 pandemic.

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

	Year Ended December 31,		% Change
(in millions, except percentages)	2020	2019
Revenues:
Billboard	$978.6	$1,189.9	(18)%
Transit and other	257.7	592.3	(56)
Total revenues	1,236.3	1,782.2	(31)

Organic revenues(a):
Billboard	$978.6	$1,189.0	(18)
Transit and other	232.1	536.3	(57)
Total organic revenues(a)	1,210.7	1,725.3	(30)
Non-organic revenues:
Billboard	—	0.9	*
Transit and other	25.6	56.0	(54)
Total non-organic revenues	25.6	56.9	(55)
Total revenues	$1,236.3	$1,782.2	(31)

*Calculation is not meaningful.
(a)Organic revenues exclude revenues associated with a disposition and the impact of foreign currency exchange rates (“non-organic revenues”).

Total revenues decreased $545.9 million, or 31%, and organic revenues decreased $514.6 million, or 30%, in 2020 compared to 2019.

In 2020, non-organic revenues exclude the impact of the Sports Disposition. In 2019, non-organic revenues exclude the impact of the Sports Disposition and reflect the impact of foreign currency exchange rates.

Total billboard revenues decreased $211.3 million, or 18%, in 2020 compared to 2019, primarily due to a decline in average revenue per display (yield) as a result of the impact of the COVID-19 pandemic on customer advertising expenditures and overall demand for our services through purchase cancellations or otherwise.

Organic billboard revenues in 2020 decreased $210.4 million, or 18%, in 2020 compared to 2019, principally driven by a decline in average revenue per display (yield) as a result of the impact of the COVID-19 pandemic on customer advertising expenditures and overall demand for our services through purchase cancellations or otherwise.

Total transit and other revenues decreased $334.6 million, or 56%, in 2020 compared to 2019, primarily driven by a decline in average revenue per display (yield) as a result of the impact of the COVID-19 pandemic on customer advertising expenditures and overall demand for our services through purchase cancellations or otherwise, the impact of the Sports Disposition and a decrease in third-party digital equipment sales.

Organic transit and other revenues in 2020 decreased $304.2 million, or 57%, compared to 2019, primarily due to a decline in average revenue per display (yield) as a result of the impact of the COVID-19 pandemic on customer advertising expenditures and overall demand for our services through purchase cancellations or otherwise and a decrease in third-party digital equipment sales.

Expenses

	Year Ended December 31,		% Change
(in millions, except percentages)	2020	2019
Expenses:
Operating	$710.8	$958.6	(26)%
Selling, general and administrative(a)	315.1	371.7	(15)
Restructuring charges	5.8	0.3	*
Net gain on dispositions	(13.7)	(3.8)	*
Depreciation	84.5	87.3	(3)
Amortization(a)	61.3	59.0	4
Total expenses	$1,163.8	$1,473.1	(21)

*Calculation is not meaningful.
(a)Consistent with the current year’s presentation, we have reclassified amortization of direct lease acquisition costs of $48.2 million in 2019 from Amortization to Selling, general and administrative expenses, resulting in a corresponding decrease in Adjusted OIBDA.

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

Transit franchise expenses. These expenses reflect costs charged by municipalities and transit operators under transit advertising contracts. All of these contracts have fixed terms, are typically terminable for convenience at the option of the governmental entity (other than with respect to the New York Metropolitan Transportation Authority (the “MTA”)), and generally provide for payments to the governmental entity based on a percentage of the revenues generated under the contract and/or a guaranteed minimum annual payment. The costs that are determined based on a percentage of revenues are expensed as incurred when the related revenues are recognized, and any guaranteed minimum annual payment is expensed over the contract term.

Posting, maintenance and other site-related expenses. These expenses primarily reflect costs associated with posting and rotation, materials, repairs and maintenance, utilities, property taxes and, for periods prior to the Sports Disposition, direct costs associated with our Sports Marketing operating segment.

	Year Ended December 31,		% Change
(in millions, except percentages)	2020	2019
Operating expenses:
Billboard property lease	$390.5	$409.1	(5)%
Transit franchise	125.8	283.9	(56)
Posting, maintenance and other	194.5	265.6	(27)
Total operating expenses	$710.8	$958.6	(26)

Billboard property lease expenses represented 40% of billboard revenues in 2020 and 34% in 2019. The increase in billboard property lease expenses as a percentage of revenues is primarily due to a decline in billboard revenues.

Transit franchise expenses represented 61% of transit display revenues in 2020 and 59% in 2019. The increase in transit franchise expense as a percentage of revenues is primarily driven by an amendment to our agreement with the MTA, which resulted in the payment of an increased revenue share percentage instead of guaranteed minimum annual payments for the second, third and fourth quarters of 2020.

Billboard property lease and transit franchise expenses decreased by $176.7 million in 2020 compared to 2019, primarily due to lower billboard and transit revenues resulting from the impact of the COVID-19 pandemic and the impact of agreements with certain landlords and transit franchise partners to modify our existing minimum lease payments and guaranteed minimum annual payments to revenue share percentages in the second, third and fourth quarters of 2020.

Posting, maintenance and other expenses as a percentage of Revenues were 16% in 2020 and 15% in 2019. Posting, maintenance and other expenses decreased $71.1 million, or 27%, in 2020 compared to 2019, primarily due to the impact of the COVID-19 pandemic and the related restrictions in the top DMAs reducing or curtailing customer advertising expenditures and overall demand for our services through purchase cancellations or otherwise, the impact of the Sports Disposition and lower costs related to third-party digital equipment sales.

Selling, General and Administrative Expenses (“SG&A”)

SG&A expenses represented 25% of Revenues in 2020 and 21% in 2019. SG&A expenses decreased $56.6 million, or 15%, in 2020 compared to 2019, primarily due to lower compensation-related costs and lower professional fees, primarily as a result of cost reduction measures taken in response to the COVID-19 pandemic, lower amortization of direct lease acquisition costs and lower expenses resulting from the Sports Disposition, partially offset by a higher provision for doubtful allowances. Consistent with the current year’s presentation, we have reclassified amortization of direct lease acquisition costs of $48.2 million in 2019 from Amortization to Selling, general and administrative expenses.

Restructuring Charges

In 2020, we recorded restructuring charges of $5.8 million for severance charges associated with workforce reductions as a result of the COVID-19 pandemic, including $0.9 million for stock-based compensation. In 2019, we recorded restructuring charges of $0.3 million for the elimination of a corporate management position.

Net Gain on Dispositions

Net gain on dispositions was $13.7 million in 2020 and $3.8 million in 2019. The gain in 2020 was primarily related to a gain of $7.2 million related to the Sports Disposition and also included the sale of an office location in Canada. The gain in 2019 was primarily related to the sales of office locations in the U.S.

Depreciation

Depreciation decreased $2.8 million, or 3%, in 2020 compared to 2019.

Amortization

Amortization increased $2.3 million, or 4%, in 2020 compared to 2019. Consistent with the current year’s presentation, we have reclassified amortization of direct lease acquisition costs of $48.2 million in 2019 from Amortization to Selling, general and administrative expenses.

Interest Expense

Interest expense, net, was $131.1 million (including $6.6 million of deferred financing costs) in 2020 and $134.9 million (including $7.9 million of deferred financing costs) in 2019. The decrease in Interest expense, net, in 2020 compared to 2019, was primarily due to lower interest rates, partially offset by a higher outstanding average debt balance. (See the “Liquidity and Capital Resources” section of this MD&A.)

Loss on Extinguishment of Debt

In 2019, we recorded a loss on extinguishment of debt of $28.5 million relating to the redemption of our 5.250% Senior Unsecured Notes due 2022 and our 5.875% Senior Unsecured Notes due 2025.

Provision for Income Taxes

The Provision for income taxes was $1.1 million in 2020, decreased $9.8 million, or 90%, due primarily to lower taxable REIT subsidiary (“TRS”) income in 2020, including the gain related to the Sports Disposition. The effective income tax rate was 1.9% for 2020 and 7.5% for 2019.

Net Income (Loss)

Net loss before allocation to non-controlling interests was $60.2 million in 2020, compared to Net income before allocation to non-controlling interests of $140.6 million in 2019, due primarily to the impact of the COVID-19 pandemic, partially offset by the impact of cost reduction measures taken in response, the gain related to the Sports Disposition and lower interest expense.

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

The following table presents our Revenues, Adjusted OIBDA and Operating income (loss) by segment in 2020 and 2019. In the third quarter of 2020, we completed the Sports Disposition. Historical operating results for our Sports Marketing operating segment through June 30, 2020, are included in Other.

	Year Ended December 31,
(in millions)	2020	2019
Revenues:
U.S. Media	$1,148.9	$1,628.7
Other	87.4	153.5
Total revenues	$1,236.3	$1,782.2

Operating income	$72.5	$309.1
Restructuring charges	5.8	0.3
Net gain on dispositions	(13.7)	(3.8)
Depreciation	84.5	87.3
Amortization(a)	61.3	59.0
Stock-based compensation(b)	22.9	22.3
Total Adjusted OIBDA(a)	$233.3	$474.2

Adjusted OIBDA:
U.S. Media(a)	$268.9	$501.6
Other(a)	0.4	18.6
Corporate	(36.0)	(46.0)
Total Adjusted OIBDA(a)	$233.3	$474.2

Operating income (loss):
U.S. Media	$132.8	$376.3
Other	(0.4)	1.4
Corporate	(59.9)	(68.6)
Total operating income	$72.5	$309.1

(a)Consistent with the current year’s presentation, we have reclassified amortization of direct lease acquisition costs of $48.2 million in 2019, of which $44.7 million was recorded in our U.S. Media segment and $3.5 million was recorded in Other, from Amortization to SG&A expenses, resulting in a corresponding decrease in Adjusted OIBDA.
(b)Stock-based compensation is classified as Corporate expense.

U.S. Media

	Year Ended December 31,		% Change
(in millions, except percentages)	2020	2019
Revenues:
Billboard	$926.5	$1,114.9	(17)%
Transit and other	222.4	513.8	(57)
Total revenues	1,148.9	1,628.7	(29)
Operating expenses	(647.4)	(860.7)	(25)
SG&A expenses	(232.6)	(266.4)	(13)
Adjusted OIBDA(a)	$268.9	$501.6	(46)
Adjusted OIBDA(a) margin	23%	31%

Operating income	$132.8	$376.3	(65)
Restructuring charges	3.9	—	*
Net gain on dispositions	(1.4)	(3.9)	(64)
Depreciation and amortization(a)	133.6	129.2	3
Adjusted OIBDA(a)	$268.9	$501.6	(46)

*    Calculation is not meaningful.
(a)Consistent with the current year’s presentation, we have reclassified amortization of direct lease acquisition costs of $44.7 million in 2019 in our U.S. Media segment from Amortization to Selling, general and administrative expenses, resulting in a corresponding decrease in Adjusted OIBDA.

Total revenues in the U.S. Media segment decreased $479.8 million, or 29%, in 2020 compared to 2019, due primarily to a decline in average revenue per display (yield) as a result of the impact of the COVID-19 pandemic on customer advertising expenditures and overall demand for our services through purchase cancellations or otherwise. We generated approximately 40% in 2020 and 44% in 2019 of revenues in the U.S. Media segment from national advertising campaigns.

Billboard revenues in the U.S. Media segment decreased $188.4 million, or 17%, in 2020 compared to 2019, reflecting a decline in average revenue per display (yield) as a result of the impact of the COVID-19 pandemic on customer advertising expenditures and overall demand for our services through purchase cancellations or otherwise.

Transit and other revenues in the U.S. Media segment decreased $291.4 million, or 57%, in 2020 compared to 2019, driven by a decline in average revenue per display (yield) as a result of the impact of the COVID-19 pandemic on customer advertising expenditures and overall demand for our services through purchase cancellations or otherwise.

Operating expenses in the U.S. Media segment decreased $213.3 million, or 25%, in 2020 compared to 2019, primarily driven by lower billboard and transit revenues resulting from the impact of the COVID-19 pandemic and the impact of agreements with certain landlords and transit franchise partners to modify our existing minimum lease payments and guaranteed minimum annual payments to revenue share percentages in the second, third and fourth quarters of 2020. Billboard property lease expenses in the U.S. Media segment represented 40% of billboard revenues in 2020 and 34% in 2019, and transit franchise expenses represented 62% of transit display revenues in 2020 and 59% in 2019. SG&A expenses in the U.S. Media segment decreased $33.8 million, or 13%, in 2020 compared to 2019, primarily driven by lower compensation-related costs and lower professional fees, primarily resulting from cost reduction measures taken in response to the COVID-19 pandemic, and lower amortization of direct lease acquisition costs, partially offset by a higher provision for doubtful allowances.

Adjusted OIBDA in the U.S. Media segment decreased $232.7 million, or 46%, in 2020 compared to 2019. Adjusted OIBDA margin was 23% in 2020 and 31% in 2019.

Other

	Year Ended December 31,		% Change
(in millions, except percentages)	2020	2019
Revenues:
Billboard	$52.1	$75.0	(31)%
Transit and other	35.3	78.5	(55)
Total revenues	$87.4	$153.5	(43)

Organic revenues(a):
Billboard	$52.1	$74.1	(30)
Transit and other	9.7	22.5	(57)
Total organic revenues(a)	61.8	96.6	(36)
Non-organic revenues:
Billboard	—	0.9	*
Transit and other	25.6	56.0	(54)
Total non-organic revenues	25.6	56.9	(55)
Total revenues	87.4	153.5	(43)
Operating expenses	(63.4)	(97.9)	(35)
SG&A expenses(b)	(23.6)	(37.0)	(36)
Adjusted OIBDA(b)	$0.4	$18.6	(98)
Adjusted OIBDA(b) margin	—%	12%

Operating income (loss)	$(0.4)	$1.4	*
Restructuring charges	0.9	—	*
Net (gain) loss on dispositions	(12.3)	0.1	*
Depreciation and amortization(b)	12.2	17.1	(29)
Adjusted OIBDA(b)	$0.4	$18.6	(98)
*    Calculation is not meaningful.
(a)Organic revenues exclude revenues associated with a disposition and the impact of foreign currency exchange rates (“non-organic revenues”).
(b)Consistent with the current year’s presentation, we have reclassified amortization of direct lease acquisition costs of $3.5 million in 2019 in Other from Amortization to Selling, general and administrative expenses, resulting in a corresponding decrease in Adjusted OIBDA.

In the third quarter of 2020, we completed the Sports Disposition. The operating results of our Sports Marketing operating segment through June 30, 2020, are included in our Consolidated Financial Statements.

Total Other revenues decreased $66.1 million, or 43%, in 2020 compared to 2019, reflecting the Sports Disposition, a decline in average revenue per display (yield) as a result of the impact of the COVID-19 pandemic on customer advertising expenditures and overall demand for our services through purchase cancellations or otherwise, as well as the cancellation of spring sports at colleges and universities prior to the Sports Disposition and a decrease in third-party digital equipment sales.

In 2020, non-organic revenues exclude the impact of the Sports Disposition. In 2019, non-organic revenues exclude the impact of the Sports Disposition and reflect the impact of foreign currency exchange rates.

Organic Other revenues decreased $34.8 million, or 36%, in 2020, compared to 2019, reflecting a decline in average revenue per display (yield) as a result of the impact of the COVID-19 pandemic on customer advertising expenditures and overall demand for our services through purchase cancellations or otherwise, and a decrease in third-party digital equipment sales.

Other operating expenses decreased $34.5 million, or 35%, in 2020 compared to 2019, driven by the impact of the Sports Disposition and lower expenses related to our Sports Marketing operating segment prior to the Sports Disposition, lower costs related to third-party digital equipment sales and lower billboard and transit revenues. Other SG&A expenses decreased $13.4 million, or 36%, in 2020 compared to 2019, primarily driven by the impact of the Sports Disposition and cost reduction measures taken in response to the COVID-19 pandemic.

Other Adjusted OIBDA decreased $18.2 million, or 98%, in 2020 compared to 2019, primarily driven by the Sports Disposition, a decline in average revenue per display (yield) as a result of the impact of the COVID-19 pandemic on customer advertising expenditures and overall demand for our services through purchase cancellations or otherwise, as well as the cancellation of spring sports at colleges and universities prior to the Sports Disposition, partially offset by cost reduction measures taken in response to the COVID-19 pandemic.

Corporate

Corporate expenses primarily include expenses associated with employees who provide centralized services. Corporate expenses, excluding stock-based compensation and restructuring charges, were $36.0 million in 2020 and $46.0 million in 2019. Corporate expenses decreased $10.0 million in 2020 compared to 2019, primarily due to lower compensation-related expenses, including lower costs resulting from cost reduction measures taken in response to the COVID-19 pandemic and the impact of market fluctuations on an equity-linked retirement plan offered by the Company to certain employees.

Liquidity and Capital Resources

	As of December 31,		%
(in millions, except percentages)	2020	2019	Change
Assets:
Cash and cash equivalents	$710.4	$59.1	*
Restricted cash	1.6	1.8	(11)%
Receivables, less allowances of $26.3 in 2020 and $12.1 in 2019	209.2	290.0	(28)
Prepaid lease and franchise costs	5.4	8.6	(37)
Prepaid MTA equipment deployment costs	—	55.4	(100)
Other prepaid expenses	14.4	15.8	(9)
Other current assets	33.7	5.1	*
Total current assets	974.7	435.8	124
Liabilities:
Accounts payable	64.9	67.9	(4)
Accrued compensation	35.0	56.1	(38)
Accrued interest	24.5	26.4	(7)
Accrued lease and franchise costs	65.8	55.3	19
Other accrued expenses	38.0	34.2	11
Deferred revenues	29.5	29.0	2
Short-term debt	80.0	195.0	(59)
Short-term operating lease liabilities	176.5	168.3	5
Other current liabilities	20.7	17.8	16
Total current liabilities	534.9	650.0	(18)
Working capital	$439.8	$(214.2)	*

*Calculation is not meaningful.

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

Our short-term and long-term cash needs and related funding capability may be adversely affected by the impact of the COVID-19 pandemic if cash on hand and operating cash flows decrease in 2021, and our ability to issue debt and equity securities and/or borrow under our existing or new credit facilities on reasonable pricing terms, or at all, may become uncertain. In order to preserve financial flexibility and increase liquidity in light of the current uncertainty in the global economy and our business resulting from the COVID-19 pandemic, we raised $400.0 million in the Private Placement (as defined below), before expenses, issued $400.0 million aggregate principal amount of the 2025 Notes and amended the Credit Agreement (as defined below) to modify the calculation of the Company’s financial maintenance covenant ratio under the Credit Agreement, among other things. (See the “Overview—COVID-19 Impact” section of this MD&A.)

The increase in working capital as of December 31, 2020, compared to a working capital deficit as of December 31, 2019 is primarily driven by the increase in cash as a result of the Private Placement. The increase in cash is partially offset by a decline in Prepaid MTA deployment costs. As a result of the impact of the COVID-19 pandemic on our business and our expectations with respect to future revenues under the MTA agreement into the future, we reclassified Prepaid MTA equipment deployment costs to long-term assets.

Under the MTA agreement, we are obligated to deploy, over a number of years, (i) 8,565 digital advertising screens on subway and train platforms and entrances, (ii) 37,716 smaller-format digital advertising screens on rolling stock, and (iii) 7,829 MTA communications displays, with such deployment amounts being subject to modification as agreed-upon by us and the MTA. In addition, we are obligated to pay to the MTA the greater of a percentage of revenues or a guaranteed minimum annual payment. Incremental revenues that exceed an annual base revenue amount will be retained by us for the cost of deploying advertising and communications displays throughout the transit system. As presented in the table below, recoupable MTA equipment deployment costs are being recorded as Prepaid MTA equipment deployment costs and Intangible assets on our Consolidated Statement of Financial Position, and as these costs are recouped from incremental revenues that the MTA would otherwise be entitled to receive, Prepaid MTA equipment deployment costs will be reduced. If incremental revenues generated over the term of the agreement are not sufficient to cover all or a portion of the equipment deployment costs, the costs will not be recouped, which could have an adverse effect on our business, financial condition and results of operation. We did not recoup any equipment deployment costs in 2020 and it is unlikely we will recoup equipment deployment costs in 2021. In June 2020, we entered into an amendment to the MTA agreement, pursuant to which (i) for up to $143.0 million of MTA equipment deployment costs to be incurred under the MTA agreement after June 2020, the MTA and the Company will directly pay 70% and 30% of the costs, respectively, instead of the costs being recoupable from incremental revenues generated under the agreement, and (ii) any guaranteed minimum annual payment amounts that would have been paid for the period from April 1, 2020 through December 31, 2020 (less any revenue share amounts actually paid during this period using an increased revenue share percentage of 65%) will instead be added in equal increments to the guaranteed minimum annual payment amounts owed for the period from January 1, 2022, through December 31, 2026. Our payment obligations with respect to guaranteed minimum annual payment amounts owed to the MTA resumed on January 1, 2021, in accordance with the terms of the MTA agreement, as amended. We have engaged, and will continue to engage, in constructive conversations with the MTA regarding possible modifications to the overall scope and term under the MTA agreement. In connection with the amendment to the MTA Agreement and in coordination with the MTA, after temporarily suspending our deployment of advertising and communications displays throughout the transit system in March 2020 as a result of the impact of the COVID-19 pandemic, we recommenced deployment in the third quarter of 2020. Accordingly, for the full year of 2021, we expect our MTA equipment deployment costs to be approximately $125.0 to $150.0 million. We may utilize cash on hand and/or incremental third-party financing to fund equipment deployment costs over the next couple of years. However, given the uncertainty in the market around the severity and duration of the COVID-19 pandemic, we cannot reasonably estimate the aggregate financing amount, if any, at this time. As of December 31, 2020, we have issued surety bonds in favor of the MTA totaling approximately $136.0 million, which amount is subject to change as equipment installations are completed and revenues are generated. In addition, in the first quarter of 2020, we identified the COVID-19 pandemic as a trigger for impairment review of our Prepaid MTA equipment deployment costs and related intangible assets, and after performing an analysis, no impairment was identified. In the second, third and fourth quarters of 2020, we updated our projections and did not identify a triggering event for an impairment review of our Prepaid MTA equipment deployment costs. (See the “Critical Accounting Polices—MTA Agreement” section of this MD&A.) Further, we expect transit franchise expenses, as a percentage of revenues, to increase in 2021 as compared to 2020, and be materially higher than pre-COVID-19 pandemic levels. (See the “Overview—COVID-19 Impact” section of this MD&A.) As indicated in the table below, we incurred $103.5 million related to MTA equipment deployment costs in 2020 (which includes equipment deployment costs related to future deployments), for a total of $351.1 million to date, of which $33.9 million had been recouped from incremental revenues to date and as of December 31, 2020, $44.4 million is to be funded by the MTA. As of December 31, 2020, 7,380 digital displays had been installed, of which 1,203 installations occurred in the fourth quarter of 2020, for a total of 2,803 installations in 2020.

(in millions)	Beginning Balance	Deployment Costs Incurred	Recoupment/MTA Funding	Amortization	Ending Balance
Year Ended December 31, 2020:
Prepaid MTA equipment deployment costs	$171.5	$33.1	$—	$—	$204.6
Other current assets	—	44.4	(16.4)	—	28.0
Intangible assets (franchise agreements)	38.3	26.0	—	(5.9)	58.4
Total	$209.8	$103.5	$(16.4)	$(5.9)	$291.0

Year Ended December 31, 2019:
Prepaid MTA equipment deployment costs	$79.5	$124.2	$(32.2)	$—	$171.5
Intangible assets (franchise agreements)	14.8	26.6	—	(3.1)	38.3
Total	$94.3	$150.8	$(32.2)	$(3.1)	$209.8

Debt

Debt, net, consists of the following:

	As of December 31,
(in millions, except percentages)	2020	2019
Short-term debt:
AR Facility	$—	$105.0
Repurchase Facility	80.0	90.0
Total short-term debt	80.0	195.0

Long-term debt:
Term loan, due 2026	597.8	597.5

Senior unsecured notes:
5.625% senior unsecured notes, due 2024	501.3	501.7
6.250% senior unsecured notes, due 2025	400.0	—
5.000% senior unsecured notes, due 2027	650.0	650.0
4.625% senior unsecured notes, due 2030	500.0	500.0
Total senior unsecured notes	2,051.3	1,651.7

Debt issuance costs	(28.3)	(27.1)
Total long-term debt, net	2,620.8	2,222.1

Total debt, net	$2,700.8	$2,417.1

Weighted average cost of debt	4.5%	4.5%

	Payments Due by Period
(in millions)	Total	2021	2022-2023	2024-2025	2026 and thereafter
Long-term debt	$2,650.0	$—	$—	$900.0	$1,750.0
Interest	726.2	127.0	241.1	178.9	$179.2
Total	$3,376.2	$127.0	$241.1	$1,078.9	$1,929.2

Term Loan

The interest rate on the term loan due in 2026 (the “Term Loan”) was 1.9% per annum as of December 31, 2020. As of December 31, 2020, a discount of $2.2 million on the Term Loan remains unamortized. The discount is being amortized through Interest expense, net, on the Consolidated Statement of Operations.

Revolving Credit Facility

We also have a $500.0 million revolving credit facility, which matures in 2024 (the “Revolving Credit Facility,” together with the Term Loan, the “Senior Credit Facilities”).

As of December 31, 2020, there were no outstanding borrowings under the Revolving Credit Facility.

The commitment fee based on the amount of unused commitments under the Revolving Credit Facility was $1.4 million in 2020 and $1.6 million in 2019. As of December 31, 2020, we had issued letters of credit totaling approximately $1.6 million against the letter of credit facility sublimit under the Revolving Credit Facility.

Standalone Letter of Credit Facilities

As of December 31, 2020, we had issued letters of credit totaling approximately $71.7 million under our aggregate $78.0 million standalone letter of credit facilities. The total fees under the letter of credit facilities in 2020 and 2019 were immaterial.

Accounts Receivable Securitization Facilities

As of December 31, 2020, we have a revolving accounts receivable securitization facility (the “AR Facility”), which terminates in June 2022, unless further extended, and a 364-day uncommitted structured repurchase facility (the “Repurchase Facility” and together with the AR Facility, the “AR Securitization Facilities”), which terminates in June 2021, as described below, unless further extended.

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

As of December 31, 2020, there were no outstanding borrowings under the AR Facility and $80.0 million of outstanding borrowings under the Repurchase Facility, at a borrowing rate of approximately 1.9%. As of December 31, 2020, there was no borrowing capacity remaining under the AR Facility based on approximately $239.8 million of accounts receivable used as collateral for the AR Securitization Facilities and a related voluntary temporary suspension of the AR Facility, and there was no borrowing capacity remaining under the Repurchase Facility, in accordance with the agreements governing the AR Securitization Facilities. The commitment fee based on the amount of unused commitments under the AR Facility was immaterial in 2020 and 2019.

As of February 25, 2021, there were no outstanding borrowings under the Repurchase Facility.

Senior Unsecured Notes

On May 15, 2020, two of our wholly-owned subsidiaries, Outfront Media Capital LLC (“Finance LLC”) and Outfront Media Capital Corporation (“Finance Corp” and, together with Finance LLC, the “Borrowers”), issued $400.0 million aggregate principal amount of the 2025 Notes in a private placement. The 2025 Notes are fully and unconditionally guaranteed on a senior unsecured basis by the Company and each of its direct and indirect domestic subsidiaries that guarantee the Senior Credit Facilities. Interest on the 2025 Notes is payable on June 15 and December 15 of each year, beginning on December 15, 2020. On or after June 15, 2022, the Borrowers may redeem at any time, or from time to time, some or all of the 2025 Notes. Prior to such date, the Borrowers may redeem up to 40% of the aggregate principal amount of the aggregate principal amount with the net proceeds of certain equity offerings, provided that at least 50% of the aggregate principal amount of the 2025 Notes remain outstanding after the redemption.

In May 2020, we used the net proceeds from the 2025 Notes, together with cash on hand, to repay $400.0 million of outstanding borrowings under our Revolving Credit Facility and to pay fees and expenses in connection with the offering of the 2025 Notes.

As of December 31, 2020, a premium of $1.3 million on $100.0 million aggregate principal amount of the 5.625% Senior Unsecured Notes due 2024 (the “2024 Notes”), remains unamortized. The premium is being amortized through Interest expense, net, on the Consolidated Statement of Operations.

On January 19, 2021, the Borrowers issued $500.0 million aggregate principal amount of 4.250% Senior Unsecured Notes due 2029 (the “2029 Notes”) in a private placement. The 2029 Notes are fully and unconditionally guaranteed on a senior unsecured basis by the Company and each of its direct and indirect domestic subsidiaries that guarantee the Senior Credit Facilities. Interest on the 2029 Notes is payable on January 15 and July 15 of each year, beginning on July 15, 2021. On or after January 15, 2024, the Borrowers may redeem at any time, or from time to time, some or all of the 2029 Notes. Prior to such date the Borrowers may redeem up to 40% of the aggregate principal amount with the net proceeds of certain equity offerings, provided that at least 50% of the aggregate principal amount of the 2029 Notes will remain outstanding after the redemption.

On February 16, 2021, we used the net proceeds from the issuance of the 2029 Notes, together with cash on hand, to redeem all of our outstanding 2024 Notes and to pay accrued and unpaid interest on the 2024 Notes, if any, to, but excluding, the redemption date, and to pay fees and expenses in connection with the 2029 Notes offering and the 2024 Notes redemption. In the first quarter of 2021, we recorded a Loss on extinguishment of debt of $6.3 million relating to the 2024 Notes on the Consolidated Statement of Operations.

Debt Covenants

Our credit agreement, dated as of January 31, 2014 (as amended, supplemented or otherwise modified, the “Credit Agreement”), governing the Senior Credit Facilities, the agreements governing the AR Securitization Facilities, and the indentures governing our senior unsecured notes contain customary affirmative and negative covenants, subject to certain exceptions, including but not limited to those that restrict the Company’s and its subsidiaries’ abilities to (i) pay dividends on, repurchase or make distributions in respect to the Company’s or its wholly-owned subsidiary, Outfront Media Capital LLC’s

(“Finance LLC’s”) capital stock or make other restricted payments other than dividends or distributions necessary for us to maintain our REIT status, subject to certain conditions and exceptions, (ii) enter into agreements restricting certain subsidiaries’ ability to pay dividends or make other intercompany or third-party transfers, and (iii) incur additional indebtedness. One of the exceptions to the restriction on our ability to incur additional indebtedness is satisfaction of a Consolidated Total Leverage Ratio, which is the ratio of our consolidated total debt to our Consolidated EBITDA (as defined in the Credit Agreement) for the trailing four consecutive quarters, of no greater than 6.0 to 1.0. As of December 31, 2020, our Consolidated Total Leverage Ratio was 9.9 to 1.0 in accordance with the Credit Agreement.

The terms of the Credit Agreement (and under certain circumstances, the agreements governing the AR Securitization Facilities) require that we maintain a Consolidated Net Secured Leverage Ratio, which is the ratio of (i) our consolidated secured debt (less up to $150.0 million of unrestricted cash) to (ii) our Consolidated EBITDA (as defined in the Credit Agreement) for the trailing four consecutive quarters, of no greater than 4.5 to 1.0. As of December 31, 2020, our Consolidated Net Secured Leverage Ratio was 1.1 to 1.0 in accordance with the Credit Agreement. As of December 31, 2020, we are in compliance with our debt covenants.

On April 15, 2020, the Company, along with the Borrowers, and other guarantor subsidiaries party thereto, entered into an amendment (the “Amendment”) to the Credit Agreement. The Amendment provides that for the period from April 15, 2020 through September 30, 2021 (i) the Company’s Consolidated Net Secured Leverage Ratio shall be calculated by substituting the Company’s Consolidated EBITDA for each of the quarterly periods ended June 30, 2020 and September 30, 2020, included in any last twelve month compliance testing period, with the Company’s historical Consolidated EBITDA for each of the quarterly periods ended June 30, 2019 and September 30, 2019, respectively; and (ii) the Company will not make any Restricted Payments (as defined in the Credit Agreement) without the consent of the applicable lenders under the Credit Agreement, subject to certain exceptions such as payments necessary to maintain the Company’s REIT status, including any payments on any class of the Company’s capital stock that is required to be made prior to the payment of a dividend or distribution on the Company’s common stock and the Company’s existing payment obligations to holders of the Class A equity interests in Outfront Canada (as defined in Item 8., Note 11. Equity to the Consolidated Financial Statements).

Deferred Financing Costs

As of December 31, 2020, we had deferred $32.6 million in fees and expenses associated with the Term Loan, Revolving Credit Facility, AR Securitization Facilities and our senior unsecured notes. We are amortizing the deferred fees through Interest expense, net, on our Consolidated Statement of Operations over the respective terms of the Term Loan, Revolving Credit Facility, AR Securitization Facilities and our senior unsecured notes.

Interest Rate Swap Agreements

We have several interest rate cash flow swap agreements to effectively convert a portion of our LIBOR-based variable rate debt to a fixed rate and hedge our interest rate risk related to such variable rate debt. The fair value of these swap positions was a net liability of $5.6 million as of December 31, 2020, and $4.6 million as of December 31, 2019, and is included in Other liabilities on our Consolidated Statement of Financial Position.

As of December 31, 2020, under the terms of the agreements, we will pay interest based on an aggregate notional amount of $200.0 million, under a weighted-average fixed interest rate of 2.7%, with a receive rate of one-month LIBOR and which mature at various dates until June 30, 2022. The one-month LIBOR rate was approximately 0.1% as of December 31, 2020.

Equity

At-the-Market Equity Offering Program

We have a sales agreement in connection with an “at-the-market” equity offering program (the “ATM Program”), under which we may, from time to time, issue and sell shares of our common stock up to an aggregate offering price of $300.0 million. We have no obligation to sell any of our common stock under the sales agreement and may at any time suspend solicitations and offers under the sales agreement. In 2020, no shares of our common stock were sold under the ATM Program. As of December 31, 2020, we had approximately $232.5 million of capacity remaining under the ATM Program.

Series A Preferred Stock Issuance

On April 20 2020 (the “Closing Date”), the Company issued and sold an aggregate of 400,000 shares of Series A Convertible Perpetual Preferred Stock, par value $0.01 per share (the “Series A Preferred Stock”), at a purchase price of $1,000 per share, for an aggregate purchase price of $400.0 million (the “Private Placement”) to certain affiliates of Providence Equity Partners LLC (collectively, the “Providence Purchasers”) and ASOF Holdings L.L.P. and Ares Capital Corporation (collectively, the “Ares Purchasers” and, together with the Providence Purchasers, the “Purchasers”).

The Series A Preferred Stock ranks senior to the shares of the Company’s common stock, par value $0.01 per share, with respect to dividend and distribution rights. Holders of the Series A Preferred Stock are entitled to a cumulative dividend accruing at the initial rate of 7.0% per year, payable quarterly in arrears. The dividend rate will increase by an additional 0.75% annually following the eighth anniversary of the Closing Date and is subject to increases under certain other circumstances as set forth in the Articles Supplementary, effective as of the Closing Date (the “Articles”). Dividends may, at the option of the Company, be paid in cash, in-kind, through the issuance of additional shares of Series A Preferred Stock or a combination of cash and in-kind, until the eighth anniversary of the Closing Date, after which time dividends will be payable solely in cash. So long as any shares of Series A Preferred Stock remain outstanding, the Company may not declare a dividend on, or make any distributions relating to, capital stock that ranks junior to, or on a parity basis with, the Series A Preferred Stock, subject to certain exceptions, including but not limited to (i) any dividend or distribution in cash or capital stock of the Company on or in respect of the capital stock of the Company to the extent that such dividend or distribution is necessary to maintain the Company’s status as a REIT; and (ii) any dividend or distribution in cash in respect of our common stock that, together with the dividends or distributions during the 12-month period immediately preceding such dividend or distribution, is not in excess of 5% of the aggregate dividends or distributions paid by the Company necessary to maintain its REIT status during such 12-month period. Following the one-year anniversary of the Closing Date, if all or any portion of the dividends or distributions is paid in respect of the shares of our common stock in cash, the shares of Series A Preferred Stock will participate in such dividends or distributions on an as-converted basis up to the amount of their accrued dividend on the Series A Preferred Stock for such quarter, which amounts will reduce the dividends payable on the shares of Series A Preferred Stock dollar-for-dollar for such quarter.

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

In 2020, we paid cash dividends of $19.5 million on the Series A Preferred Stock. As of December 31, 2020, the maximum number of shares of common stock that could be required to be issued on conversion of the outstanding shares of Series A Preferred Stock was 25.0 million shares.

Cash Flows

The following table sets forth our cash flows in 2020 and 2019.

	Year Ended December 31,		%
(in millions, except percentages)	2020	2019	Change
Cash provided by operating activities	$130.6	$276.9	(53)%
Cash used for investing activities	(53.2)	(176.3)	(70)
Cash provided by (used for) financing activities	573.0	(94.3)	*
Effect of exchange rate changes on cash, cash equivalents and restricted cash	0.7	0.5	40
Net increase to cash, cash equivalents and restricted cash	$651.1	$6.8	*

*Calculation is not meaningful.

Cash provided by operating activities decreased $146.3 million, or 53%, in 2020 compared to 2019, driven by the impact of the COVID-19 pandemic, partially offset by the impact of cost reduction measures taken in response to the COVID-19 pandemic. In 2020, we paid $61.1 million related to MTA equipment deployment costs and installed 2,803 digital displays. In 2019, we paid $150.8 million related to MTA equipment deployment costs and installed 3,348 digital displays. In 2019, we recouped $32.2 million of MTA equipment deployment costs from incremental revenues.

Cash used for investing activities decreased $123.1 million, or 70%, in 2020 compared to 2019, due primarily to lower cash paid for acquisitions, higher proceeds from dispositions, including proceeds from the Sports Disposition, and lower capital expenditures and MTA franchise rights.

The following table presents our capital expenditures in 2020 and 2019.

	Year Ended December 31,		%
(in millions, except percentages)	2020	2019	Change
Growth	$35.7	$71.8	(50)%
Maintenance	17.8	18.1	(2)
Total capital expenditures	$53.5	$89.9	(40)

Capital expenditures decreased $36.4 million, or 40%, in 2020 compared to 2019, primarily due to lower spending on digital billboard and transit display projects in response to the impact of the COVID-19 pandemic, and lower spending on installation of the most current LED lighting technology.

For the full year of 2021, we expect our capital expenditures to be approximately $85.0 million, which will be used primarily for growth in digital displays, maintenance and safety, software and technology, and to renovate certain office facilities. This estimate does not include equipment deployment costs that will be incurred in connection with the MTA agreement (as described above), which will be recorded as Prepaid MTA equipment deployment costs and Intangible assets on our Consolidated Statement of Financial Position, as applicable.

Cash provided by financing activities was $573.0 million in 2020 compared to Cash used for financing activities of $94.3 million in 2019. In 2020, we received net proceeds of $400.0 million related to the 2025 Notes offering and received net proceeds of $383.4 million related to the issuance of the Series A Preferred Stock to enhance our liquidity position in response to the COVID-19 pandemic and made net repayments under the AR Securitization Facilities of $115.0 million and paid total cash dividends on the Series A Preferred Stock and on our common stock of $75.1 million. In 2019, we received net proceeds of $150.0 million in connection with refinancing our senior unsecured notes, received net proceeds of $50.9 million related to the sale of our common stock under the ATM Program, drew net borrowings of $35.0 million on the AR Securitization Facilities, paid cash dividends on our common stock of $208.1 million, made a discretionary payment of $50.0 million on the Term Loan and reduced the principal balance of the Term Loan by $20.0 million.

Cash paid for income taxes was $3.4 million in 2020 and $10.5 million in 2019. The decrease was due primarily to lower performance from our TRSs driven by the impact of the COVID-19 pandemic and a $3.0 million settlement in 2019 of a 2016 IRS audit, including the related state income taxes and interest.

Contractual Obligations

As of December 31, 2020, our significant contractual obligations and payments due by period were as follows:

	Payments Due by Period
(in millions)	Total	2021	2022-2023	2024-2025	2026 and thereafter
Guaranteed minimum annual payments(a)	$1,356.0	$195.5	$398.4	$372.6	$389.5
Operating leases(b)	1,966.8	250.7	476.6	350.4	889.1
Long-term debt(c)	2,650.0	—	—	900.0	1,750.0
Interest(c)	726.2	127.0	241.1	178.9	179.2
Total	$6,699.0	$573.2	$1,116.1	$1,801.9	$3,207.8

(a)We have agreements with municipalities and transit operators which entitle us to operate advertising displays within their transit systems, including on the interior and exterior of rail and subway cars and buses, as well as on benches, transit shelters, street kiosks, and transit platforms. Under most of these franchise agreements, the franchisor is entitled to receive the greater of a percentage of the relevant revenues, net of agency fees, or a specified guaranteed minimum annual payment. Guaranteed minimum annual payments are generally paid monthly.
(b)Consists of rental payments under operating leases for billboard sites, office space and equipment. Total future minimum payments of $1,966.8 million include $1,883.7 million for our billboard sites.
(c)As of December 31, 2020, we had long-term debt of approximately $2.7 billion. Interest on the Term Loan is variable. For illustrative purposes, we are assuming an interest rate of 1.9% for all years, which reflects the interest rate as of December 31, 2020. An increase or decrease of 1/4% in the interest rate will change the annual interest expense by $1.0 million.

The above table excludes $0.5 million of reserves for uncertain tax positions and the related accrued interest and penalties, as we cannot reasonably predict the amount of and timing of cash payments related to this obligation.

In 2021, we expect to contribute $1.4 million to our pension plans. Contributions to our pension plans were $0.7 million in 2020 and $1.5 million in 2019.

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

We consider the following accounting policies to be the most critical as they are significant to our financial condition and results of operations, and require significant judgment and estimates on the part of management in their application. For a summary of our significant accounting policies, see Item 8., Note 2. Summary of Significant Accounting Policies to the Consolidated Financial Statements.

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

Title of the various digital displays transfers to the MTA on installation, therefore the cost of deploying these screens throughout the transit system does not represent our property and equipment. The portion of recoupable MTA equipment deployment costs expected to be reimbursed from transit franchise fees that would otherwise be payable to the MTA are recorded as Prepaid MTA equipment deployment costs on the Consolidated Statement of Financial Position and charged to operating expenses as advertising revenue is generated. The short-term portion of Prepaid MTA equipment deployment costs represents the costs that we expect to recover from the MTA in the next twelve months. The portion of deployment costs expected to be reimbursed from advertising revenues that would otherwise be retained by us under the contract are recorded as Intangible assets on the Consolidated Statement of Financial Position and charged to amortization expense on a straight line basis over the contract period. We assess the recoverability of the MTA contract on an as-needed basis and apply significant judgment in assessing factors to determine if there is an indication that the revenues generated over the term of the agreement will be sufficient to cover all or a portion of the equipment deployment costs, including evaluating macroeconomic conditions (such as the impact of the COVID-19 pandemic), industry trends, and events specific to the Company, including monitoring the Company’s actual installation of digital displays against the deployment schedule. Additionally, we assess these factors by comparing revenue projections of the deployed digital displays to actual financial results.

If we do not generate sufficient advertising revenues from the MTA contract, there is a risk that the related Prepaid MTA equipment deployment costs and Intangible assets may not be recoverable. Management assesses the prepaid MTA equipment deployment costs for recoverability on a quarterly basis. This assessment requires evaluating qualitative and quantitative factors to determine if there is an indication that the carrying amount may not be recoverable. Management applies significant judgment in assessing these factors, including evaluating macroeconomic conditions, industry trends, and events specific to the Company, including monitoring the Company’s actual installation of digital displays against the initial deployment schedule. Additionally, management assesses quantitative factors by comparing revenue projections of the deployed digital displays to actual financial results. In the first quarter of 2020, we identified the COVID-19 pandemic as a trigger for an impairment review of our Prepaid MTA equipment deployment costs and related intangible assets. After updating our projections to reflect related declines in revenues in 2020 and delays in our anticipated deployment schedule as a result of the impact of the COVID-19 pandemic, among other things, no impairment was identified. In the second, third and fourth quarters of 2020, we updated our projections and did not identify a triggering event for an impairment review of our Prepaid MTA equipment deployment costs. The assumptions and estimates included in our analysis require significant judgment about future events, market conditions and financial performance. Given the uncertainty around the severity and duration of the COVID-19 pandemic and the measures taken, or may be taken, in response to the COVID-19 pandemic, actual results may differ from our assumptions and estimates, which may result in impairment charges in the future.

Goodwill

We test goodwill qualitatively and/or quantitatively at the reporting-unit level annually for impairment as of October 31 of each year and between annual tests if events occur or circumstances change that would more likely than not reduce the fair value below its carrying amount. A qualitative test assesses macroeconomic conditions, industry and market conditions, cost factors, overall financial performance and other relevant entity specific events, as well as events affecting a reporting unit. If after the qualitative assessment, we determined that it is more likely than not that the fair value of a reporting unit is less than its carrying value, we perform a quantitative assessment. We may also choose to only perform a quantitative assessment. We compute the estimated fair value of each reporting unit for which we perform a quantitative assessment by using an income approach. Under the income approach, the fair value is determined using a discounted cash flow model. Our discounted cash flow value is calculated by adding the present value of the estimated annual cash flows over a discrete projection period to the terminal value, which represents the value of the projected cash flows beyond the discrete projection period. Our discounted cash flow model requires us to use significant estimates and assumptions such as revenue growth rates, terminal growth rates, projected billboard lease and transit franchise expenses, projected other operating and selling, general and administrative expenses, capital expenditures and discount rates. The estimated growth rates, operating margins and capital expenditures for the projection period are based on our internal forecasts of future performance as well as historical trends. The terminal value is estimated based on a perpetual nominal growth rate, which is based on projected long-range inflation and long-term industry projections. The discount rates represent the weighted average cost of capital derived using known and estimated market metrics. There can be no assurance that these estimates and assumptions will prove to be an accurate prediction of the future, and a downward revision of these estimates and/or assumptions would decrease the fair values of our reporting units, which could result in additional impairment charges in the future.

In the fourth quarter of 2020, we performed a quantitative assessment of our reporting units for possible goodwill impairment. No impairment was identified for any of our reporting units. Based on our most recent impairment analysis, the fair value of our reporting units exceeded their respective carrying values by 20% or more.

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

We do not currently use derivatives or other financial instruments to mitigate our exposure to commodity price risk. However, we do enter into contracts with commodity providers to limit our exposure to commodity price fluctuations. For the year ended December 31, 2020, such contracts accounted for 17.7% of our total utility costs. As of December 31, 2020, we had active electricity purchase agreements with fixed contract rates for locations throughout Connecticut, Illinois, New Jersey, New York, Pennsylvania, Ohio and Texas, which expire at various dates until June 2024.

Foreign Exchange Risk

Foreign currency translation risk is the risk that exchange rate gains or losses arise from translating our Canadian business’ statements of earnings and statements of financial position from functional currency to our reporting currency (the U.S. Dollar) for consolidation purposes. Any gain or loss on translation is included within comprehensive income and Accumulated other comprehensive income on our Consolidated Statement of Financial Position. The functional currency of our international subsidiaries is their respective local currency. As of December 31, 2020, we have $1.3 million of unrecognized foreign currency translation losses included within Accumulated other comprehensive loss on our Consolidated Statement of Financial Position.

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

As of December 31, 2020, we had a $600.0 million variable-rate Term Loan due 2026 outstanding, which has an interest rate of 1.9% per year. An increase or decrease of 1/4% in our interest rate on the Term Loan will change our annualized interest expense by approximately $1.0 million.

As of December 31, 2020, there were no outstanding borrowings under the AR Facility and $80.0 million of outstanding borrowings under the Repurchase Facility, at a borrowing rate of 1.9%. An increase or decrease of 1/4% in our interest rate on the AR Securitization Facilities will change our annualized interest expense by approximately $0.2 million. As of February 25, 2021, there were no outstanding borrowings under the Repurchase Facility.

We have several interest rate cash flow swap agreements to effectively convert a portion of our LIBOR-based variable rate debt to a fixed rate and hedge our interest rate risk related to such variable rate debt. The fair value of these swap positions was a net unrecognized loss of approximately $5.6 million as of December 31, 2020, and is included in Other liabilities on our Consolidated Statement of Financial Position. The following table provides information about our interest rate swap agreements, which are sensitive to changes in interest rates. Notional amounts are used to calculate the contractual cash flows to be exchanged under the agreements.

(in millions, except percentages)	2021	2022	2023	2024	2025	Thereafter	Total	Fair Value Loss as of 12/31/20
Pay fixed/receive variable	$150.0	$50.0	$—	$—	$—	$—	$200.0	$5.6
Average pay rate	2.7%	1.8%	—%	—%	—%	—%
Average receive rate(a)	one-month LIBOR	one-month LIBOR	—	—	—	—

(a)The one-month LIBOR rate was approximately 0.1% as of December 31, 2020.

Credit Risk

In the opinion of our management, credit risk is limited due to the large number of customers and advertising agencies utilized. We perform credit evaluations on our customers and agencies and believe that the allowances for credit losses are adequate. We have experienced an increase in credit losses as a result of the COVID-19 pandemic and accordingly, we recorded additional provisions for doubtful accounts in 2020. We do not currently use derivatives or other financial instruments to mitigate credit risk.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of OUTFRONT Media Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated statements of financial position of OUTFRONT Media Inc. and its subsidiaries (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of operations, of comprehensive income (loss), of equity and of cash flows for each of the three years in the period ended December 31, 2020, including the related notes and financial statement schedules listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Accounting for the MTA Agreement

As described in Notes 2 and 19 to the consolidated financial statements, the Company has an agreement with the New York Metropolitan Transportation Authority (“MTA”). Under the MTA agreement, the Company is obligated to incur the costs and deploy, over a number of years, (i) 8,565 digital advertising screens on subway and train platforms and entrances, (ii) 37,716 smaller-format digital advertising screens on rolling stock, and (iii) 7,829 MTA communications displays, with such deployment amounts being subject to modification as agreed-upon by the Company and the MTA. Title of the various digital displays transfers to the MTA on installation. As disclosed by management, the Company is entitled to generate revenue through the sale of advertising on transit advertising displays and incurs transit franchise fees payable to the MTA, which are calculated based on a percentage of the advertising revenues generated under the contract, subject to a minimum guarantee. In June 2020, the Company entered into an amendment to the MTA agreement, pursuant to which (i) for up to $143.0 million of MTA equipment deployment costs to be incurred under the MTA agreement after June 2020, the MTA and the Company will directly pay 70% and 30% of the costs, respectively, instead of the costs being recoupable from incremental revenues generated under the agreement, and (ii) any guaranteed minimum annual payment amounts that would have been paid for the period from April 1, 2020 through December 31, 2020 (less any revenue share amounts actually paid during this period using an increased revenue share percentage of 65%) will instead be added in equal increments to the guaranteed minimum annual payment amounts owed for the period from January 1, 2022, through December 31, 2026. The portion of deployment costs expected to be reimbursed from transit franchise fees that would otherwise be payable to the MTA are recorded as prepaid MTA equipment deployment costs, which were $204.6 million as of December 31, 2020. The portion of deployment costs expected to be reimbursed from advertising revenues that would otherwise be retained by the Company are recorded as intangible assets, which were $58.4 million as of December 31, 2020. Management assesses the recoverability of the MTA contract on an as needed basis and applies significant judgment in assessing factors to determine if there is an indication that the revenues expected to be generated over the term of the agreement will not be sufficient to cover all or a portion of the equipment deployment costs, including evaluating macroeconomic conditions, industry trends, and events specific to the Company, including monitoring the Company’s actual installation of digital displays against the deployment schedule. Additionally, management’s assessment includes a comparison of revenue projections of the deployed digital displays to actual financial results.

The principal considerations for our determination that performing procedures relating to the accounting for the MTA agreement is a critical audit matter are the significant judgment by management in evaluating the accounting for the arrangement and associated amendments, and factors to determine if there is an indication that the revenues expected to be generated over the term of the agreement will not be sufficient to cover all or a portion of the equipment deployment costs, which in turn led to significant auditor judgment, subjectivity, and effort in performing procedures and evaluating audit evidence relating to management’s assessment of these factors.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the MTA equipment deployment costs, including controls over evaluating the recoverability of the MTA agreement. These procedures also included, among others (i) reading the agreement and associated amendments to assess the accounting implications, (ii) evaluating the actual revenue generated from the deployed digital displays in comparison to management’s initial revenue projections, (iii) evaluating the Company’s actual installation of digital displays against the deployment schedule, and (iv) evaluating whether there were any adverse or negative factors that would impact the revenue projections, related to the impact of macroeconomic conditions, industry trends, and events specific to the Company. When evaluating management’s assessment, we also considered whether management’s conclusions were reasonable considering (i) the past performance of the Company, (ii) known events, and (iii) whether they were consistent with evidence obtained in other areas of the audit.

Goodwill Impairment Assessment - U.S. Transit and Canada Reporting Units

As described in Notes 2 and 5 to the consolidated financial statements, the Company’s goodwill balance was $2,077.8 million as of December 31, 2020, and the goodwill balances associated with the U.S. Transit and Canada reporting units were $47.6 million and $23.8 million, respectively. The Company tests goodwill qualitatively and/or quantitatively at the reporting-unit level annually for impairment as of October 31 of each year and between annual tests if events occur or circumstances change that would more likely than not reduce the fair value below its carrying amount. As disclosed by management, management computes the estimated fair value of each reporting unit for which they perform a quantitative assessment by adding the present value of the estimated annual cash flows over a discrete projection period to the terminal value, which represents the value of the projected cash flows beyond the discrete projection period. This technique requires management to use significant estimates and assumptions such as revenue growth rates, terminal growth rates, projected billboard lease and transit franchise expenses, projected other operating and selling, general, and administrative expenses, capital expenditures and discount rates. The estimated revenue growth rates, projected billboard lease and transit franchise expenses, projected other operating and selling, general, and administrative expenses, and capital expenditures for the projection period are based on internal forecasts of future performance as well as historical trends. The terminal value is estimated based on a perpetual nominal growth rate, which is based on projected long-range inflation and long-term industry projections. The discount rates represent the weighted average cost of capital derived using known and estimated market metrics.

The principal considerations for our determination that performing procedures relating to the goodwill impairment assessment of the U.S. Transit and Canada reporting units is a critical audit matter are the significant judgment by management when developing the fair value measurement of the reporting units, which in turn led to significant auditor judgment, subjectivity and effort in performing procedures and evaluating audit evidence related to management’s estimated fair value of each reporting unit and significant assumptions related to the revenue growth rate, projected other operating and selling, general, and administrative expenses, and the discount rate for the U.S. Transit reporting unit, as well as the revenue growth rate, projected billboard lease and transit franchise expenses, and projected other operating and selling, general, and administrative expenses for the Canada reporting unit. In addition, the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill impairment assessment, including controls over the valuation of the U.S. Transit and Canada reporting units and development of the significant assumptions related to the revenue growth rate, projected other operating and selling, general, and administrative expenses, and the discount rate for the U.S. Transit reporting unit, as well as the revenue growth rate, projected billboard lease and transit franchise expenses, and projected other operating and selling, general, and administrative expenses for the Canada reporting unit. These procedures also included, among others (i) testing management’s process for developing the fair value of the reporting units, (ii) evaluating the appropriateness of the valuation technique, (iii) testing the completeness and accuracy of data used in the valuation technique, and (iv) evaluating the reasonableness of significant assumptions related to the revenue growth rate, projected other operating and selling, general, and administrative expenses, and the discount rate for the U.S. Transit reporting unit, as well as the revenue growth rate, projected billboard lease and transit franchise expenses, and projected other operating and selling, general, and administrative expenses for the Canada reporting unit. Evaluating management’s assumptions related to the revenue growth rates, projected billboard lease and transit franchise expenses, and projected other operating and selling, general, and administrative expenses involved evaluating whether the assumptions were reasonable considering (i) the current and past performance of the reporting unit, (ii) the consistency with external market and industry data, and (iii) whether they were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in the evaluation of the Company’s valuation technique and the discount rate assumption.

/s/ PricewaterhouseCoopers LLP
New York, New York
February 26, 2021

We have served as the Company’s auditor since 2008.

OUTFRONT Media Inc.
Consolidated Statements of Financial Position

	As of December 31,
(in millions)	2020	2019
Assets:
Current assets:
Cash and cash equivalents	$710.4	$59.1
Restricted cash	1.6	1.8
Receivables, less allowances of $26.3 in 2020 and $12.1 in 2019	209.2	290.0
Prepaid lease and franchise costs	5.4	8.6
Prepaid MTA equipment deployment costs (Notes 5 and 19)	—	55.4
Other prepaid expenses	14.4	15.8
Other current assets	33.7	5.1
Total current assets	974.7	435.8
Property and equipment, net (Note 4)	634.2	666.2
Goodwill (Note 5)	2,077.8	2,083.1
Intangible assets (Note 5)	547.5	550.9
Operating lease assets (Note 6)	1,421.3	1,457.0
Prepaid MTA equipment deployment costs (Notes 5 and 19)	204.6	116.1
Other assets	36.8	73.2
Total assets	$5,896.9	$5,382.3

Liabilities:
Current liabilities:
Accounts payable	$64.9	$67.9
Accrued compensation	35.0	56.1
Accrued interest	24.5	26.4
Accrued lease and franchise costs	65.8	55.3
Other accrued expenses	38.0	34.2
Deferred revenues	29.5	29.0
Short-term debt (Note 9)	80.0	195.0
Short-term operating lease liabilities (Note 6)	176.5	168.3
Other current liabilities	20.7	17.8
Total current liabilities	534.9	650.0
Long-term debt, net (Note 9)	2,620.8	2,222.1
Deferred income tax liabilities, net (Note 17)	14.6	18.0
Asset retirement obligation (Note 7)	35.9	35.1
Operating lease liabilities (Note 6)	1,252.0	1,285.1
Other liabilities	55.0	45.6
Total liabilities	4,513.2	4,255.9

Commitments and contingencies (Note 19)

Preferred stock (2020 - 50.0 shares authorized, and 0.4 shares of Series A Preferred Stock issued and outstanding; 2019- 50.0 shares authorized, and no shares issued and outstanding) (Note 11)	383.4	—
Stockholders’ equity (Note 11):
Common stock 2020 - 450.0 shares authorized, and 144.5 shares issued and outstanding; 2019 - 450.0 shares authorized, and 143.6 shares issued or outstanding)	1.4	1.4
Additional paid-in capital	2,090.8	2,074.7
Distribution in excess of earnings	(1,100.4)	(964.6)
Accumulated other comprehensive loss (Note 10)	(18.0)	(17.7)
Total stockholders’ equity	973.8	1,093.8
Non-controlling interests	26.5	32.6
Total equity	1,383.7	1,126.4
Total liabilities and equity	$5,896.9	$5,382.3
See accompanying notes to consolidated financial statements.

OUTFRONT Media Inc.
Consolidated Statements of Operations

	Year Ended December 31,
(in millions, except per share amounts)	2020	2019	2018
Revenues:
Billboard	$978.6	$1,189.9	$1,112.4
Transit and other	257.7	592.3	493.8
Total revenues	1,236.3	1,782.2	1,606.2
Expenses:
Operating	710.8	958.6	859.9
Selling, general and administrative	315.1	371.7	330.2
Restructuring charges (Note 13)	5.8	0.3	2.1
Net gain on dispositions	(13.7)	(3.8)	(5.5)
Impairment charge	—	—	42.9
Depreciation	84.5	87.3	85.9
Amortization	61.3	59.0	55.9
Total expenses	1,163.8	1,473.1	1,371.4
Operating income	72.5	309.1	234.8
Interest expense, net	(131.1)	(134.9)	(125.7)
Loss on extinguishment of debt	—	(28.5)	—
Other income (expense), net	0.1	0.1	(0.4)
Income (loss) before provision for income taxes and equity in earnings of investee companies	(58.5)	145.8	108.7
Provision for income taxes	(1.1)	(10.9)	(4.9)
Equity in earnings of investee companies, net of tax	(0.6)	5.7	4.1
Net income (loss) before allocation to non-controlling interests	(60.2)	140.6	107.9
Net income attributable to non-controlling interests	0.8	0.5	—
Net income (loss) attributable to OUTFRONT Media Inc.	$(61.0)	$140.1	$107.9

Net income (loss) per common share:
Basic	$(0.56)	$0.97	$0.76
Diluted	$(0.56)	$0.97	$0.75

Weighted average shares outstanding:
Basic	144.3	142.5	139.3
Diluted	144.3	143.2	139.6
See accompanying notes to consolidated financial statements.

OUTFRONT Media Inc.
Consolidated Statements of Comprehensive Income (Loss)

	Year Ended December 31,
(in millions)	2020	2019	2018
Net income (loss) before allocation to non-controlling interests	$(60.2)	$140.6	$107.9
Net income attributable to non-controlling interests	0.8	0.5	—
Net income (loss) attributable to OUTFRONT Media Inc.	(61.0)	140.1	107.9
Other comprehensive income (loss), net of tax:
Cumulative translation adjustments	3.1	8.2	(14.5)
Net actuarial gain (loss)	(2.4)	(1.7)	2.6
Change in fair value of interest rate swap agreements	(1.0)	(2.2)	(2.4)
Total other comprehensive income (loss), net of tax	(0.3)	4.3	(14.3)
Total comprehensive income (loss)	$(61.3)	$144.4	$93.6
See accompanying notes to consolidated financial statements.

OUTFRONT Media Inc.
Consolidated Statements of Equity

	Stockholders’ Equity
(in millions, except per share amounts)	Shares of Common Stock	Common Stock $0.01 per share par value)	Additional Paid-In Capital	Distribution in Excess of Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Non-Controlling Interests	Total Equity
Balance as of December 31, 2017	138.6	$1.4	$1,963.0	$(775.6)	$(7.7)	$1,181.1	$45.5	$1,226.6
Net income	—	—	—	107.9	—	107.9	—	107.9
Other comprehensive loss	—	—	—	—	(14.3)	(14.3)	—	(14.3)
Stock-based payments:
Vested	1.0	—	—	—	—	—	—	—
Amortization	—	—	20.2	—	—	20.2	—	20.2
Shares paid for tax withholding for stock-based payments	(0.3)	—	(8.4)	—	—	(8.4)	—	(8.4)
Class A equity interest redemptions	0.2	—	4.8	—	—	4.8	(4.8)	—
Shares issued under the ATM Program	0.7	—	15.3	—	—	15.3	—	15.3
Dividends ($1.44 per share)	—	—	—	(203.9)	—	(203.9)	—	(203.9)
Other	—	—	0.1	—	—	0.1	1.8	1.9
Balance as of December 31, 2018	140.2	$1.4	$1,995.0	$(871.6)	$(22.0)	$1,102.8	$42.5	$1,145.3
Cumulative effect of a new accounting standard	—	—	—	(24.8)	—	(24.8)	—	(24.8)
Net income	—	—	—	140.1	—	140.1	0.5	140.6
Other comprehensive income	—	—	—	—	4.3	4.3	—	4.3
Stock-based payments:
Vested	1.0	—	—	—	—	—	—	—
Amortization	—	—	22.3	—	—	22.3	—	22.3
Shares paid for tax withholding for stock-based payments	(0.4)	—	(7.9)	—	—	(7.9)	—	(7.9)
Class A equity interest redemptions	0.6	—	14.3	—	—	14.3	(14.3)	—
Shares issued under the ATM Program	2.2	—	50.8	—	—	50.8	—	50.8
Dividends ($1.44 per share)	—	—	—	(208.3)	—	(208.3)	—	(208.3)
Other	—	—	0.2	—	—	0.2	3.9	4.1
Balance as of December 31, 2019	143.6	$1.4	$2,074.7	$(964.6)	$(17.7)	$1,093.8	$32.6	$1,126.4

OUTFRONT Media Inc.
Consolidated Statements of Equity (Continued)

			Stockholders’ Equity
(in millions, except per share amounts)	Shares of Series A Preferred Stock	Series A Preferred Stock ($0.01 per share par value)	Shares of Common Stock	Common Stock ($0.01 per share par value)	Additional Paid-In Capital	Distribution in Excess of Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Non-Controlling Interests	Total Equity
Balance as of December 31, 2019	—	$—	143.6	$1.4	$2,074.7	$(964.6)	$(17.7)	$1,093.8	$32.6	$1,126.4
Net loss	—	—	—	—	—	(61.0)	—	(61.0)	0.8	(60.2)
Other comprehensive income	—	—	—	—	—	—	(0.3)	(0.3)	—	(0.3)
Stock-based payments:
Vested	—	—	1.1	—	—	—	—	—	—	—
Amortization	—	—	—	—	23.8	—	—	23.8	—	23.8
Shares paid for tax withholding for stock-based payments	—	—	(0.4)	—	(12.8)	—	—	(12.8)	—	(12.8)
New share issues	0.4	383.4	—	—	—	—	—	—	—	383.4
Class A equity interest redemptions	—	—	0.2	—	5.1	—	—	5.1	(5.1)	—
Series A Preferred Stock dividends 7%)	—	—	—	—	—	(19.5)	—	(19.5)	—	(19.5)
Dividends ($0.38 per share)	—	—	—	—	—	(55.3)	—	(55.3)	—	(55.3)
Other	—	—	—	—	—	—	—	—	(1.8)	(1.8)
Balance as of December 31, 2020	0.4	$383.4	144.5	$1.4	$2,090.8	$(1,100.4)	$(18.0)	$973.8	$26.5	$1,383.7

See accompanying notes to consolidated financial statements.

OUTFRONT Media Inc.
Consolidated Statements of Cash Flows

	Year Ended December 31,
(in millions)	2020	2019	2018
Operating activities:
Net income (loss) attributable to OUTFRONT Media Inc.	$(61.0)	$140.1	$107.9
Adjustments to reconcile net income to net cash flow provided by operating activities:
Net income attributable to non-controlling interests	0.8	0.5	—
Depreciation and amortization	145.8	146.3	141.8
Deferred tax (benefit) provision	(2.8)	0.2	(0.4)
Stock-based compensation	23.8	22.3	20.2
Provision for doubtful accounts	20.1	5.3	1.9
Accretion expense	2.6	2.5	2.4
Net gain on dispositions	(13.7)	(3.8)	(5.5)
Impairment charge	—	—	42.9
Loss on extinguishment of debt	—	28.5	—
Equity in earnings of investee companies, net of tax	0.6	(5.7)	(4.1)
Distributions from investee companies	2.2	4.9	3.0
Amortization of deferred financing costs and debt discount and premium	6.6	7.9	5.7
Change in assets and liabilities, net of investing and financing activities:
(Increase) decrease in receivables	60.8	(29.5)	(37.2)
Increase in prepaid MTA equipment deployment costs	(33.1)	(92.0)	(74.8)
(Increase) decrease in prepaid expenses and other current assets	(25.5)	3.5	(0.2)
Increase (decrease) in accounts payable and accrued expenses	(12.7)	37.4	23.6
Increase in operating lease assets and liabilities	10.7	6.7	—
Increase (decrease) in deferred revenues	0.9	(0.8)	8.5
Increase (decrease) in income taxes	0.5	0.2	(3.1)
Other, net	4.0	2.4	(18.3)
Net cash flow provided by operating activities	130.6	276.9	214.3

Investing activities:
Capital expenditures	(53.5)	(89.9)	(82.3)
Acquisitions	(18.1)	(69.7)	(7.0)
MTA franchise rights	(23.6)	(24.0)	(13.3)
Proceeds from dispositions	40.0	5.8	7.9
Return of investment in investee companies	2.0	1.5	4.3
Net cash flow used for investing activities	(53.2)	(176.3)	(90.4)

Financing activities:
Proceeds from long-term debt borrowings	895.0	1,270.0	104.0
Repayments of long-term debt borrowings	(495.0)	(1,191.5)	(104.0)
Proceeds from borrowings under short-term debt facilities	15.0	505.0	245.0
Repayments of borrowings under short-term debt facilities	(130.0)	(470.0)	(165.0)
Payments of deferred financing costs	(7.7)	(22.1)	(0.3)
Payments of debt extinguishment charges	—	(20.6)	—
Proceeds from Series A Preferred Stock issuances	383.4	—	—
Proceeds from shares issued under the ATM Program	—	50.9	15.3
Earnout payment related to prior acquisition	—	—	(0.4)
Taxes withheld for stock-based compensation	(12.6)	(7.9)	(8.4)
Dividends	(75.1)	(208.1)	(203.9)
Net cash flow provided by (used for) financing activities	573.0	(94.3)	(117.7)

OUTFRONT Media Inc.
Consolidated Statements of Cash Flows (Continued)

	Year Ended December 31,
(in millions)	2020	2019	2018
Effect of exchange rate changes on cash, cash equivalents and restricted cash	0.7	0.5	(0.4)
Net increase in cash, cash equivalents and restricted cash	651.1	6.8	5.8
Cash, cash equivalents and restricted cash at beginning of year	60.9	54.1	48.3
Cash, cash equivalents and restricted cash at end of year	$712.0	$60.9	$54.1

Supplemental disclosure of cash flow information:
Cash paid for income taxes (Note 17)	$3.4	$10.5	$8.4
Cash paid for interest	127.6	121.5	117.5

Non-cash operating, investing and financing activities:
Accrued purchases of property and equipment	$3.3	$7.7	$5.8
Accrued MTA franchise rights	6.5	4.0	1.4
Non-cash effect of straight-line rent	11.2	6.9	1.9
Taxes withheld for stock-based compensation	0.2	—	—

See accompanying notes to consolidated financial statements.

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements

Note 1. Description of Business and Basis of Presentation

Description of Business

OUTFRONT Media Inc. (the “Company”) and its subsidiaries (collectively, “we,” “us” or “our”) is a real estate investment trust (“REIT”), which provides advertising space (“displays”) on out-of-home advertising structures and sites in the United States (the “U.S.”) and Canada. Our inventory consists of billboard displays, which are primarily located on the most heavily traveled highways and roadways in top Nielsen Designated Market Areas (“DMAs”), and transit advertising displays operated under exclusive multi-year contracts with municipalities in large cities across the U.S. and Canada. In total, we have displays in all of the 25 largest markets in the U.S. and 145 markets across the U.S. and Canada. We currently manage our operations through two operating segments—U.S. Billboard and Transit, which is included in our U.S. Media reportable segment, and International.

In the third quarter of 2020, we sold all of our equity interests in certain of our subsidiaries (the “Sports Disposition”), which held all of the assets of our Sports Marketing operating segment, for a purchase price of approximately $34.6 million in cash, subject to closing and post-closing adjustments (see Note 14. Acquisitions and Dispositions: Dispositions to the Consolidated Financial Statements). The Sports Marketing operating segment was the marketing and multimedia rights holder for a variety of colleges, universities and other educational institutions across the United States. The operating results of our Sports Marketing operating segment through June 30, 2020, are included in our Consolidated Financial Statements.

Basis of Presentation and Use of Estimates

The accompanying consolidated financial statements have been prepared pursuant to the rules of the Securities and Exchange Commission (the “SEC”). In the opinion of our management, the accompanying financial statements reflect all adjustments, consisting of normal and recurring adjustments, necessary for a fair presentation of our financial position, results of operations and cash flows for the years presented. Certain reclassifications of prior years’ data have been made to conform to the current period’s presentation. Consistent with 2020, amortization of direct lease acquisition costs previously reported in Amortization have been reclassified to conform with the current presentation. The impact of the reclassification is a decrease in Amortization of $48.2 million in 2019 and $43.2 million in 2018 and a corresponding increase in Selling, general and administrative expenses (“SG&A”) on the Consolidated Statements of Operations.

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

The COVID-19 pandemic and the related preventative measures taken to help curb the spread, have had, and may continue to have, a significant impact on the global economy and our business. In order to preserve financial flexibility and increase liquidity and reduce expenses in light of the current uncertainty in the global economy and our business, we undertook the following actions in 2020, among others: completed the Private Placement (see Note 11. Equity to the Consolidated Financial Statements), issued $400.0 million aggregate principal amount of the 2025 Notes (as defined below) and amended the Credit Agreement (as defined below) to modify the calculation of the Company’s financial maintenance covenant ratio (see Note 9. Debt to the Consolidated Financial Statements) and reduced capital expenditures and expenses through cost savings initiatives. Given the uncertainty around the severity and duration of the COVID-19 pandemic and the measures taken, or may be taken, in response to the COVID-19 pandemic, the Company cannot reasonably estimate the full impact of the COVID-19 pandemic on our business, financial condition and results of operations at this time, which may be material.

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements (Continued)

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

New York Metropolitan Transportation Authority (the “MTA”) Agreement—Under the MTA Agreement, as title of the various digital displays we are obligated to deploy transfers to the MTA on installation, the cost of deploying these screens throughout the transit system does not represent our property and equipment. The portion of deployment costs expected to be reimbursed from transit franchise fees that would otherwise be payable to the MTA are recorded as Prepaid MTA equipment deployment costs on the Consolidated Statement of Financial Position and charged to operating expenses as advertising revenue is generated. The short-term portion of Prepaid MTA equipment deployment costs represents the costs that we expect to recover from the MTA in the next twelve months. The portion of deployment costs expected to be reimbursed from advertising revenues that would otherwise be retained by us under the contract are recorded as Intangible assets on the Consolidated Statement of Financial Position and charged to amortization expense on a straight line basis over the contract period. We assess the recoverability of the MTA contract on an as-needed basis and apply significant judgment in assessing factors to determine if there is an indication that the revenues generated over the term of the agreement will be sufficient to cover all or a portion of the equipment deployment costs, including evaluating macroeconomic conditions (such as the impact of the COVID-19 pandemic), industry trends, and events specific to the Company, including monitoring the Company’s actual installation of digital displays against the deployment schedule. Additionally, we assess these factors by comparing revenue projections of the deployed digital displays to actual financial results.

Property and Equipment—Property and equipment is stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives as follows:

Buildings	20 to 40 years
Advertising structures	5 to 20 years
Furniture, equipment and other	3 to 10 years

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

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements (Continued)

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

Goodwill—Goodwill is allocated to various reporting units. Goodwill is not amortized but is tested qualitatively and/or quantitatively at the reporting-unit level annually for impairment as of October 31 of each year and between annual tests if events occur or circumstances change that would more likely than not reduce the fair value below its carrying amount. A qualitative test assesses macroeconomic conditions, industry and market conditions, cost factors, overall financial performance and other relevant entity specific events, as well as events affecting a reporting unit. If after the qualitative assessment, we determined that it is more likely than not that the fair value of a reporting unit is less than its carrying value, we perform a quantitative assessment. We may also choose to only perform a quantitative assessment. We compute the estimated fair value of each reporting unit for which we perform a quantitative assessment using an income approach. Under the income approach, the fair value is determined using a discounted cash flow model. Our discounted cash flow value is calculated by adding the present value of the estimated annual cash flows over a discrete projection period to the terminal value, which represents the value of the projected cash flows beyond the discrete projection period. Our discounted cash flow model requires us to use significant estimates and assumptions such as revenue growth rates, terminal growth rates, projected billboard lease and transit franchise expenses, projected other operating and selling, general and administrative expenses, capital expenditures and discount rates. The estimated revenue growth rates, projected billboard lease and transit franchise expenses, projected other operating and selling, general and administrative expenses and capital expenditures for the projection period are based on our internal forecasts of future performance as well as historical trends. The terminal value is estimated based on a perpetual nominal growth rate, which is based on projected long-range inflation and long-term industry projections. The discount rates represent the weighted average cost of capital derived using known and estimated market metrics. There can be no assurance that these estimates and assumptions will prove to be an accurate prediction of the future, and a downward revision of these estimates and/or assumptions would decrease the fair values of our reporting units, which could result in additional impairment charges in the future. If the carrying value of a reporting unit is greater than its fair value, a goodwill impairment charge will be recorded as a non-cash charge for the difference up to the carrying value of the goodwill. The loss recognized should not exceed the total amount of goodwill allocated to that reporting unit.

Intangible Assets—Intangible assets, which primarily consist of acquired permits and leasehold agreements and franchise agreements, are amortized by the straight-line method over their estimated useful lives, which range from five to 40 years.

Leases (Lessees)—We generally lease the underlying sites upon which the physical billboard structures on which we display advertising copy for our customers are located. We also have leases for office and warehouse spaces. All leases are recorded on the Consolidated Statement of Financial Position and we recognize lease expense on a straight-line basis over the lease term. We do not separate lease and non-lease components from contracts.

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

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements (Continued)

As a result of the adoption of the lease standard on January 1, 2019, we recorded a cumulative-effect adjustment of $24.8 million to beginning Distribution in excess of earnings on the Consolidated Statement of Equity for lease costs which would have been recognized in prior periods as a result of the change in the lease term.

Leases (Lessors)—Our agreements with customers to advertise on our billboards are considered operating leases. Substantially all of our advertising structures (see Note 4. Property and Equipment, Net) are utilized to lease advertising space to customers, for which the contracts are accounted for as rental income. Billboard display revenues are recognized as rental income on a straight-line basis over the customer lease term. We exclude from rental income all taxes assessed by a governmental authority that we collect from customers. These operating leases are short-term in duration, typically a term of 4 weeks to one year and do not include any variable lease provisions or options to extend the lease. Certain contracts may include provisions for the early termination of the lease after an agreed upon notice period. We account for non-lease installation services and the lease associated with providing advertising space on our billboards as a combined component under the lease standard.

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

Other revenues are derived primarily from providing print production services for advertisements to be displayed on our billboards or other outdoor sites, or on displays that we operate within transit systems. Print production services are not interrelated with the provision of advertising space and are considered a distinct performance obligation. Production revenue is recognized over the production period, which is typically very short in duration.

Our billboard display and transit display contracts with customers range from four weeks to one year and billing commences at the beginning of the contract term, with payment generally due within 30 days of billing. For the majority of our contracts, transaction prices are explicitly stated. Any contracts with transaction prices that contain multiple performance obligations are allocated primarily based on a relative standalone selling price basis.

Deferred revenues primarily consist of revenues paid in advance of being earned.

For all revenue sources, we evaluate whether we should be considered the principal (i.e., report revenues on a gross basis) or an agent (i.e., report revenues on a net basis). We are considered the principal in our arrangements and report revenues on a gross basis, wherein the amounts billed to customers are recorded as revenues, and amounts paid to municipalities, transit operators and suppliers are recorded as expenses. We are considered the principal because we control the advertising space before and after the contract term, are primarily responsible to our customers, have discretion in pricing and typically have inventory risk.

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

Our transit franchise agreements have fixed terms, are typically terminable for convenience at the option of the governmental entity (other than with respect to the New York Metropolitan Transportation Authority (the “MTA”)), and generally provide for payments to the governmental entity based on a percentage of revenues generated under the contract and/or a guaranteed minimum annual payment. The costs which are determined based on a percentage of revenues are expensed as incurred when the related revenues are recognized, and the guaranteed minimum annual payment is expensed over the contract term.

Direct Lease Acquisition Costs—Variable commissions directly associated with billboard revenues are amortized on a straight-line basis over the related customer lease term, which generally ranges from four weeks to one year. Amortization of direct lease acquisition costs are presented within SG&A in the accompanying Consolidated Statements of Operations.

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

In the first quarter of 2020, we adopted the FASB’s guidance which requires a reporting entity to estimate credit losses on certain types of financial instruments, and present assets held at amortized cost and available-for-sale debt securities at the amount expected to be collected. The application of this guidance was limited to our receivables that are not related to rental income, which is accounted for under the lease accounting standard. The provision for doubtful accounts is estimated based on historical bad debt experience, the aging of accounts receivable, industry trends and economic indicators, recent payment history for specific customers and expected future trends. The adoption of this guidance did not have a material effect on our financial statements.

We have recorded a Provision for doubtful accounts of $20.1 million in 2020, for all receivables, which includes an estimate of the impact from the COVID-19 pandemic on future collections.

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

In March 2020 (updated in January 2021), the FASB issued guidance providing optional expedients and exceptions for accounting for contracts, hedging relationships and other transactions that reference to LIBOR or another reference rate expected to be discontinued because of reference rate reform, if certain criteria are met. The guidance is effective for all entities as of March 12, 2020, through December 31, 2022. We do not expect this guidance to impact our accounting for our existing debt and hedging instruments.

Note 3. Restricted Cash

We have an escrow agreement in connection with one of our transit franchise contracts, which requires us to deposit funds into an escrow account to fund capital expenditures over the term of the transit franchise contract. As of December 31, 2020, we have $1.6 million of restricted cash deposited in the escrow account.

	As of
(in millions)	December 31, 2020	December 31, 2019	December 31, 2018
Cash and cash equivalents	$710.4	$59.1	$52.7
Restricted cash	1.6	1.8	1.4
Cash, cash equivalents and restricted cash	$712.0	$60.9	$54.1

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements (Continued)

Note 4. Property and Equipment, Net

The table below presents the balances of major classes of assets and accumulated depreciation.

	As of December 31,
(in millions)	2020	2019
Land	$98.0	$98.8
Buildings	48.3	50.4
Advertising structures	1,897.7	1,866.1
Furniture, equipment and other	168.5	153.1
Construction in progress	25.1	25.4
	2,237.6	2,193.8
Less accumulated depreciation	1,603.4	1,527.6
Property and equipment, net	$634.2	$666.2

Depreciation expense was $84.5 million in 2020, $87.3 million in 2019 and $85.9 million in 2018.

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

Goodwill

For the years ended December 31, 2020 and 2019, the changes in the book value of goodwill by segment were as follows:

(in millions)	U.S. Media	Other	Total
As of December 31, 2018	$2,054.0	$25.7	$2,079.7
Currency translation adjustments	—	3.4	3.4
As of December 31, 2019	2,054.0	29.1	2,083.1
Disposition(a)	—	(5.9)	(5.9)
Currency translation adjustments	—	0.6	0.6
As of December 31, 2020	$2,054.0	$23.8	$2,077.8

(a)In the third quarter of 2020, we completed the Sports Disposition. (See Note 14. Acquisitions and Dispositions: Dispositions to the Consolidated Financial Statements.)

In the first quarter of 2020, we performed a qualitative assessment to determine if there has been a triggering event and impairment of goodwill as a result of the COVID-19 pandemic. As a result of the analysis performed, we determined that it was not “more likely than not” that the carrying value of any of our reporting units exceeded their fair value and no further evaluation of goodwill was necessary. We did not identify a triggering event in 2020.

In the fourth quarter of 2020, we performed a quantitative test of our reporting units for possible goodwill impairment and no goodwill impairment was identified. As of December 31, 2020, the goodwill balances associated with the U.S. Billboard reporting unit was $2.0 billion, the U.S. Transit reporting unit was $47.6 million and the Canada reporting unit was $23.8 million.

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements (Continued)

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

Our identifiable intangible assets consist of the following:

(in millions)	Gross	Accumulated Amortization	Net
As of December 31, 2020:
Permits and leasehold agreements	$1,190.0	$(777.1)	$412.9
Franchise agreements	514.7	(383.7)	131.0
Other intangible assets	45.8	(42.2)	3.6
Total intangible assets	$1,750.5	$(1,203.0)	$547.5

As of December 31, 2019:
Permits and leasehold agreements	$1,153.3	$(735.7)	$417.6
Franchise agreements	497.4	(371.1)	126.3
Other intangible assets	47.1	(40.1)	7.0
Total intangible assets	$1,697.8	$(1,146.9)	$550.9

All of our intangible assets, except goodwill, are subject to amortization. Amortization expense was $61.3 million in 2020, $59.0 million in 2019 and $55.9 million in 2018.

We expect our aggregate annual amortization expense for intangible assets for each of the years 2021 through 2025, to be as follows:

(in millions)	2021	2022	2023	2024	2025
Amortization expense	$61.1	$55.9	$54.2	$51.9	$48.8

MTA Agreement

In the first quarter of 2020, we identified the COVID-19 pandemic as a trigger for an impairment review of our Prepaid MTA equipment deployment costs and related intangible assets. After updating our projections to reflect related declines in revenues in 2020 and delays in our anticipated deployment schedule as a result of the impact of the COVID-19 pandemic, among other things, no impairment was identified. In the second, third and fourth quarters of 2020, we updated our projections and did not identify a triggering event for an impairment review of our Prepaid MTA equipment deployment costs. Since we did not recoup any equipment deployment costs in 2020 and it is unlikely we will recoup any equipment deployment costs in 2021, as of December 31, 2020, we have reclassified amounts previously included in current Prepaid MTA equipment deployment costs to non-current Prepaid MTA equipment deployment costs on the Consolidated Statement of Financial Position.

Note 6. Leases

Lessee

As of December 31, 2020, we have operating lease assets of $1.4 billion, short-term operating lease liabilities of $176.5 million and non-current operating lease liabilities of $1.3 billion. As of December 31, 2019, we have operating lease assets of $1.5 billion, short-term operating lease liabilities of $168.3 million and non-current operating lease liabilities of $1.3 billion.

In 2020, we recorded operating lease costs of $387.2 million in Operating expenses and $8.6 million in SG&A. In 2020, variable operating lease costs were $71.2 million. In 2019, we recorded operating lease costs of $406.8 million in Operating

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements (Continued)

expenses and $8.6 million in SG&A. In 2019, variable operating lease costs were $93.0 million. In 2020 and 2019, sublease income was immaterial.

As of December 31, 2020, minimum rental payments under operating leases are as follows:

(in millions)	Operating Leases
2021	$250.7
2022	249.7
2023	226.9
2024	194.9
2025	155.5
2026 and thereafter	889.1
Total operating lease payments	1,966.8
Less: Interest	538.3
Present value of lease liabilities	$1,428.5

As of December 31, 2020, the weighted-average remaining lease term was 10.2 years and the weighted-average discount rate was 5.6%. As of December 31, 2019, the weighted-average remaining lease term was 10.3 years and the weighted-average discount rate was 6.0%.

In 2020, cash paid for operating leases was $384.7 million and leased assets obtained in exchange for new operating lease liabilities was $209.6 million. In 2019, cash paid for operating leases was $402.9 million and leased assets obtained in exchange for new operating lease liabilities was $421.0 million.

Lessor

We recorded rental income of $945.4 million in 2020 and $1,149.8 million in 2019 in Revenues on our Consolidated Statement of Operations.

As of December 31, 2020, rental payments to be received under non-cancellable operating leases are as follows:

(in millions)	Rental Income
2021	$381.8
2022	26.5
2023	9.0
2024	5.9
2025	3.9
2026 and thereafter	0.5
Total minimum payments	$427.6

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements (Continued)

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

	Year Ended December 31,
(in millions)	2020	2019
Balance, at beginning of period	$35.1	$34.2
Accretion expense	2.6	2.5
Additions	0.3	0.3
Liabilities settled	(2.2)	(2.1)
Foreign currency translation adjustments	0.1	0.2
Balance, at end of period	$35.9	$35.1

Note 8. Related Party Transactions

Joint Ventures

We have a 50% ownership interest in two joint ventures that operate transit shelters in the greater Los Angeles area and Vancouver, and four joint ventures which operate a total of eight billboard displays in New York and Boston. All of these ventures are accounted for as equity investments. These investments totaled $10.5 million as of December 31, 2020, and $15.4 million as of December 31, 2019, and are included in Other assets on the Consolidated Statements of Financial Position. We provided sales and management services to these joint ventures and recorded management fees in Revenues on the Consolidated Statement of Operations of $4.6 million in 2020, $8.4 million in 2019 and $7.8 million in 2018.

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements (Continued)

Note 9. Debt

Debt, net, consists of the following:

	As of December 31,
(in millions, except percentages)	2020	2019
Short-term debt:
AR Facility	$—	$105.0
Repurchase Facility	80.0	90.0
Total short-term debt	80.0	195.0

Long-term debt:
Term loan, due 2026	597.8	597.5

Senior unsecured notes:
5.625% senior unsecured notes, due 2024	501.3	501.7
6.250% senior unsecured notes, due 2025	400.0	—
5.000% senior unsecured notes, due 2027	650.0	650.0
4.625% senior unsecured notes, due 2030	500.0	500.0
Total senior unsecured notes	2,051.3	1,651.7

Debt issuance costs	(28.3)	(27.1)
Total long-term debt, net	2,620.8	2,222.1

Total debt, net	$2,700.8	$2,417.1

Weighted average cost of debt	4.5%	4.5%

Term Loan

The interest rate on the term loan due in 2026 (the “Term Loan”) was 1.9% per annum as of December 31, 2020. As of December 31, 2020, a discount of $2.2 million on the Term Loan remains unamortized. The discount is being amortized through Interest expense, net, on the Consolidated Statement of Operations.

Revolving Credit Facility

We also have a $500.0 million revolving credit facility, which matures in 2024 (the “Revolving Credit Facility,” together with the Term Loan, the “Senior Credit Facilities”).

As of December 31, 2020, there were no outstanding borrowings under the Revolving Credit Facility.

The commitment fee based on the amount of unused commitments under the Revolving Credit Facility was $1.4 million in 2020, $1.6 million in 2019 and $1.4 million in 2018. As of December 31, 2020, we had issued letters of credit totaling approximately $1.6 million against the letter of credit facility sublimit under the Revolving Credit Facility.

Standalone Letter of Credit Facilities

As of December 31, 2020, we had issued letters of credit totaling approximately $71.7 million under our aggregate $78.0 million standalone letter of credit facilities. The total fees under the letter of credit facilities in 2020, 2019 and 2018 were immaterial.

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements (Continued)

Accounts Receivable Securitization Facilities

As of December 31, 2020, we have a revolving accounts receivable securitization facility (the “AR Facility”), which terminates in June 2022, unless further extended, and a 364-day uncommitted structured repurchase facility (the “Repurchase Facility” and together with the AR Facility, the “AR Securitization Facilities”), which terminates in June 2021, as described below, unless further extended.

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

As of December 31, 2020, there were no outstanding borrowings under the AR Facility and $80.0 million of outstanding borrowings under the Repurchase Facility, at a borrowing rate of approximately 1.9%. As of December 31, 2020, there was no borrowing capacity remaining under the AR Facility based on approximately $239.8 million of accounts receivable used as collateral for the AR Securitization Facilities and a related voluntary temporary suspension of the AR Facility, and there was no borrowing capacity remaining under the Repurchase Facility, in accordance with the agreements governing the AR Securitization Facilities. The commitment fee based on the amount of unused commitments under the AR Facility was immaterial in 2020, 2019 and 2018.

In January 2021, we repaid $80.0 million under the Repurchase Facility. As of February 25, 2021, there were no outstanding borrowings under the Repurchase Facility.

Senior Unsecured Notes

On May 15, 2020, two of our wholly-owned subsidiaries, Outfront Media Capital LLC (“Finance LLC”) and Outfront Media Capital Corporation (“Finance Corp” and, together with Finance LLC, the “Borrowers”), issued $400.0 million aggregate principal amount of 6.250% Senior Unsecured Notes due 2025 (the “2025 Notes”) in a private placement. The 2025 Notes are fully and unconditionally guaranteed on a senior unsecured basis by the Company and each of its direct and indirect domestic subsidiaries that guarantee the Senior Credit Facilities. Interest on the 2025 Notes is payable on June 15 and December 15 of each year, beginning on December 15, 2020. On or after June 15, 2022, the Borrowers may redeem at any time, or from time to

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements (Continued)

time, some or all of the 2025 Notes. Prior to such date, the Borrowers may redeem up to 40% of the aggregate principal amount with the net proceeds of certain equity offerings, provided that at least 50% of the aggregate principal amount of the 2025 Notes remain outstanding after the redemption.

In May 2020, we used the net proceeds from the 2025 Notes, together with cash on hand, to repay $400.0 million of outstanding borrowings under our Revolving Credit Facility and to pay fees and expenses in connection with the offering of the 2025 Notes.

As of December 31, 2020, a premium of $1.3 million on $100.0 million aggregate principal amount of the 5.625% Senior Unsecured Notes due 2024 (the “2024 Notes”), remains unamortized. The premium is being amortized through Interest expense, net, on the Consolidated Statement of Operations.

On January 19, 2021, the Borrowers issued $500.0 million aggregate principal amount of 4.250% Senior Unsecured Notes due 2029 (the “2029 Notes”) in a private placement. The 2029 Notes are fully and unconditionally guaranteed on a senior unsecured basis by the Company and each of its direct and indirect domestic subsidiaries that guarantee the Senior Credit Facilities. Interest on the 2029 Notes is payable on January 15 and July 15 of each year, beginning on July 15, 2021. On or after January 15, 2024, the Borrowers may redeem at any time, or from time to time, some or all of the 2029 Notes. Prior to such date the Borrowers may redeem up to 40% of the aggregate principal amount with the net proceeds of certain equity offerings, provided that at least 50% of the aggregate principal amount of the 2029 Notes will remain outstanding after the redemption.

On February 16, 2021, we used the net proceeds from the issuance of the 2029 Notes, together with cash on hand, to redeem all of our outstanding 2024 Notes and to pay accrued and unpaid interest on the 2024 Notes, if any, to, but excluding, the redemption date, and to pay fees and expenses in connection with the 2029 Notes offering and the 2024 Notes redemption. In the first quarter of 2021, we recorded a Loss on extinguishment of debt of $6.3 million relating to the 2024 Notes on the Consolidated Statement of Operations.

Debt Covenants

Our credit agreement, dated as of January 31, 2014 (as amended, supplemented or otherwise modified, the “Credit Agreement”), governing the Senior Credit Facilities, the agreements governing the AR Securitization Facilities, and the indentures governing our senior unsecured notes contain customary affirmative and negative covenants, subject to certain exceptions, including but not limited to those that restrict the Company’s and its subsidiaries’ abilities to (i) pay dividends on, repurchase or make distributions in respect to the Company’s or its wholly-owned subsidiary, Outfront Media Capital LLC’s (“Finance LLC’s”) capital stock or make other restricted payments other than dividends or distributions necessary for us to maintain our REIT status, subject to certain conditions and exceptions, (ii) enter into agreements restricting certain subsidiaries’ ability to pay dividends or make other intercompany or third-party transfers, and (iii) incur additional indebtedness. One of the exceptions to the restriction on our ability to incur additional indebtedness is satisfaction of a Consolidated Total Leverage Ratio, which is the ratio of our consolidated total debt to our Consolidated EBITDA (as defined in the Credit Agreement) for the trailing four consecutive quarters, of no greater than 6.0 to 1.0. As of December 31, 2020, our Consolidated Total Leverage Ratio was 9.9 to 1.0 in accordance with the Credit Agreement.

The terms of the Credit Agreement (and under certain circumstances, the agreements governing the AR Securitization Facilities) require that we maintain a Consolidated Net Secured Leverage Ratio, which is the ratio of (i) our consolidated secured debt (less up to $150.0 million of unrestricted cash) to (ii) our Consolidated EBITDA (as defined in the Credit Agreement) for the trailing four consecutive quarters, of no greater than 4.5 to 1.0. As of December 31, 2020, our Consolidated Net Secured Leverage Ratio was 1.1 to 1.0 in accordance with the Credit Agreement. As of December 31, 2020, we are in compliance with our debt covenants.

On April 15, 2020, the Company, along with the Borrowers, and other guarantor subsidiaries party thereto, entered into an amendment (the “Amendment”) to the Credit Agreement. The Amendment provides that for the period from April 15, 2020 through September 30, 2021 (i) the Company’s Consolidated Net Secured Leverage Ratio shall be calculated by substituting the Company’s Consolidated EBITDA for each of the quarterly periods ended June 30, 2020 and September 30, 2020, included in any last twelve month compliance testing period, with the Company’s historical Consolidated EBITDA for each of the quarterly periods ended June 30, 2019 and September 30, 2019, respectively; and (ii) the Company will not make any Restricted Payments (as defined in the Credit Agreement) without the consent of the applicable lenders under the Credit Agreement, subject to certain exceptions such as payments necessary to maintain the Company’s REIT status, including any payments on any class of the Company’s capital stock that is required to be made prior to the payment of a dividend or distribution on the

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements (Continued)

Company’s common stock and the Company’s existing payment obligations to holders of the Class A equity interests in Outfront Canada (as defined in Note 11. Equity to the Consolidated Financial Statements).

Deferred Financing Costs

As of December 31, 2020, we had deferred $32.6 million in fees and expenses associated with the Term Loan, Revolving Credit Facility, AR Securitization Facilities and our senior unsecured notes. We are amortizing the deferred fees through Interest expense, net, on our Consolidated Statement of Operations over the respective terms of the Term Loan, Revolving Credit Facility, AR Securitization Facilities and our senior unsecured notes.

Interest Rate Swap Agreements

We have several interest rate cash flow swap agreements to effectively convert a portion of our LIBOR-based variable rate debt to a fixed rate and hedge our interest rate risk related to such variable rate debt. The fair value of these swap positions was a net liability of $5.6 million as of December 31, 2020, and $4.6 million as of December 31, 2019, and is included in Other liabilities on our Consolidated Statement of Financial Position.

As of December 31, 2020, under the terms of the agreements, we will pay interest based on an aggregate notional amount of $200.0 million, under a weighted-average fixed interest rate of 2.7%, with a receive rate of one-month LIBOR and which mature at various dates until June 30, 2022. The one-month LIBOR rate was approximately 0.1% as of December 31, 2020.

Fair Value

Under the fair value hierarchy, observable inputs such as unadjusted quoted prices in active markets for identical assets or liabilities are defined as Level 1; observable inputs other than quoted prices included within Level 1 that are either directly or indirectly observable for the asset or liability are defined as Level 2; and unobservable inputs for the asset or liability are defined as Level 3. The aggregate fair value of our debt, which is estimated based on quoted market prices of similar liabilities, was approximately $2.8 billion as of December 31, 2020 and $2.5 billion as of December 31, 2019. The fair value of our debt as of both December 31, 2020 and 2019 is classified as Level 2. The aggregate fair value loss associated with our interest rate cash flow swap agreements was approximately $5.6 million as of December 31, 2020, and $4.6 million as of December 31, 2019. The aggregate fair value of our interest rate cash flow swap agreements as of both December 31, 2020 and 2019, is classified as Level 2.

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements (Continued)

Note 10. Accumulated Other Comprehensive Loss

The following table presents the changes in the components of accumulated other comprehensive loss.

(in millions)	Cumulative Translation Adjustments	Net Actuarial Gain (Loss)	Loss on Interest Rate Cash Flow Swaps	Accumulated Other Comprehensive Loss
As of December 31, 2017	$1.9	$(9.6)	$—	$(7.7)
Other comprehensive income (loss) before reclassifications	(14.5)	1.9	(2.4)	(15.0)
Amortization of actuarial losses reclassified to net income(a)	—	0.7	—	0.7
Total other comprehensive income (loss), net of tax	(14.5)	2.6	(2.4)	(14.3)
As of December 31, 2018	(12.6)	(7.0)	(2.4)	(22.0)
Other comprehensive income (loss) before reclassifications	8.2	(2.0)	(2.2)	4.0
Amortization of actuarial losses reclassified to net income(a)	—	0.3	—	0.3
Total other comprehensive income (loss), net of tax	8.2	(1.7)	(2.2)	4.3
As of December 31, 2019	(4.4)	(8.7)	(4.6)	(17.7)
Other comprehensive income (loss) before reclassifications	3.1	(2.8)	(1.0)	(0.7)
Amortization of actuarial losses reclassified to net income(a)	—	0.4	—	0.4
Total other comprehensive income (loss), net of tax	3.1	(2.4)	(1.0)	(0.3)
As of December 31, 2020	$(1.3)	$(11.1)	$(5.6)	$(18.0)

(a)See Note 16. Retirement Benefits to the Consolidated Financial Statements for additional details of items reclassified from accumulated other comprehensive loss to net income.

Net actuarial gain (loss) included in other comprehensive income (loss) is net of a tax benefit of $0.9 million in 2020 and $0.6 million in 2019 and a tax provision of $1.0 million in 2018.

Note 11. Equity

As of December 31, 2020, 450,000,000 shares of our common stock, par value $0.01 per share, were authorized; 144,506,964 shares were issued and outstanding; and 50,000,000 shares of our preferred stock, par value $0.01 per share, were authorized with 400,000 shares of our Series A Convertible Perpetual Preferred Stock (the “Series A Preferred Stock”), par value $0.01 per share, issued and outstanding.

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

The Series A Preferred Stock ranks senior to the shares of the Company’s common stock, par value $0.01 per share, with respect to dividend and distribution rights. Holders of the Series A Preferred Stock are entitled to a cumulative dividend accruing at the initial rate of 7.0% per year, payable quarterly in arrears. The dividend rate will increase by an additional 0.75% annually following the eighth anniversary of the Closing Date and is subject to increases under certain other circumstances as set forth in the Articles Supplementary, effective as of the Closing Date (the “Articles”). Dividends may, at the option of the Company, be paid in cash, in-kind, through the issuance of additional shares of Series A Preferred Stock or a combination of cash and in-kind, until the eighth anniversary of the Closing Date, after which time dividends will be payable solely in cash. So long as any shares of Series A Preferred Stock remain outstanding, the Company may not declare a dividend on, or make any distributions relating to, capital stock that ranks junior to, or on a parity basis with, the Series A Preferred Stock, subject to

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements (Continued)

certain exceptions, including but not limited to (i) any dividend or distribution in cash or capital stock of the Company on or in respect of the capital stock of the Company to the extent that such dividend or distribution is necessary to maintain the Company’s status as a REIT; and (ii) any dividend or distribution in cash in respect of our common stock that, together with the dividends or distributions during the 12-month period immediately preceding such dividend or distribution, is not in excess of 5% of the aggregate dividends or distributions paid by the Company necessary to maintain its REIT status during such 12-month period. Following the one-year anniversary of the Closing Date, if all or any portion of the dividends or distributions is paid in respect of the shares of our common stock in cash, the shares of Series A Preferred Stock will participate in such dividends or distributions on an as-converted basis up to the amount of their accrued dividend on the Series A Preferred Stock for such quarter, which amounts will reduce the dividends payable on the shares of Series A Preferred Stock dollar-for-dollar for such quarter.

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

In 2020, we paid cash dividends of $19.5 million on the Series A Preferred Stock. As of December 31, 2020, the maximum number of shares of common stock that could be required to be issued on conversion of the outstanding shares of Series A Preferred Stock was 25.0 million shares.

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

During 2020, we made distributions of $0.4 million to holders of the Class A equity interests, which are recorded in Dividends on our Consolidated Statements of Equity and Consolidated Statements of Cash Flows. As of December 31, 2020, 1,056,727 Class A equity interests have been redeemed for shares of the Company’s common stock.

We have a sales agreement in connection with an “at-the-market” equity offering program (the “ATM Program”), under which we may, from time to time, issue and sell shares of our common stock up to an aggregate offering price of $300.0 million. We have no obligation to sell any of our common stock under the sales agreement and may at any time suspend solicitations and offers under the sales agreement. In 2020, no shares of our common stock were sold under the ATM Program. As of December 31, 2020, we had approximately $232.5 million of capacity remaining under the ATM Program.

Note 12. Revenues

We do not disclose the value of unsatisfied performance obligations for contracts with an original expected term of one year or less, which primarily represent the transaction price allocated to the remaining display period for unsatisfied transit franchise

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements (Continued)

contracts.

The following table summarizes revenues by source:

	Years Ended December 31,
(in millions)	2020	2019	2018
Billboard:
Static displays	$726.2	$894.1	$858.1
Digital displays	215.3	252.7	216.1
Other	37.1	43.1	38.2
Billboard revenues	978.6	1,189.9	1,112.4
Transit:
Static displays	152.4	370.7	339.9
Digital displays	54.0	112.4	59.6
Other	23.2	43.5	39.5
Total transit revenues	229.6	526.6	439.0
Sports marketing and other(a)	28.1	65.7	54.8
Transit and other revenues	257.7	592.3	493.8
Total revenues	$1,236.3	$1,782.2	$1,606.2

(a)In the third quarter of 2020, we completed the Sports Disposition. (See Note 1. Description of Business and Basis of Presentation and Note 14. Acquisitions and Dispositions: Dispositions to the Consolidated Financial Statements.)

Rental income was $945.4 million in 2020, $1,149.8 million in 2019 and $1,076.9 million in 2018, and is recorded in Billboard revenues on the Consolidated Statement of Operations.

The following table summarizes revenues by geography:

	Years Ended December 31,
(in millions)	2020	2019	2018
United States:
Billboard	$926.5	$1,114.9	$1,040.8
Transit and other	222.4	513.8	426.0
Sports marketing and other(a)	27.6	65.7	54.8
Total United States revenues	1,176.5	1,694.4	1,521.6
Canada	59.8	87.8	84.6
Total revenues	$1,236.3	$1,782.2	$1,606.2

(a)In the third quarter of 2020, we completed the Sports Disposition. (See Note 1. Description of Business and Basis of Presentation and Note 14. Acquisitions and Dispositions: Dispositions to the Consolidated Financial Statements.)

Our revenues are sensitive to fluctuations in advertising expenditures, general economic conditions and other external events beyond our control.

Contract Costs and Balances

Variable sales commission costs directly associated with billboard display revenues are considered direct lease acquisition costs in accordance with the lease accounting standard and are capitalized and amortized on a straight-line basis over the related customer lease term (see Note 6. Leases: Lessee to the Consolidated Financial Statements). Amortization of direct lease acquisition costs is presented within SG&A in the accompanying Consolidated Statements of Operations.

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements (Continued)

Variable sales commission costs which are directly associated with transit display and other revenues are included in SG&A on the Consolidated Statement of Operations, and are expensed as incurred since the amortization period of the asset would have been less than one year.

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

Note 13. Restructuring Charges

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

As of December 31, 2020, $1.6 million in restructuring reserves remained outstanding and is included in Other current liabilities on the Consolidated Statement of Financial Position. In 2020, we recorded restructuring charges of $5.8 million, of which $3.9 million was recorded in our U.S. Media segment, $0.9 million was recorded in Other and $1.0 million was recorded in Corporate. Restructuring charges in 2020 were composed of severance charges associated with the workforce reductions, including $0.9 million for stock-based compensation. In 2019, we recorded restructuring charges of $0.3 million associated with the elimination of a corporate management position. In 2018, we recorded restructuring charges of $2.1 million, of which $0.9 million was recorded in our U.S. Media segment for severance charges associated with the reorganization of various departments, $0.8 million was recorded in Other for severance charges associated with the reorganization of our Sports Marketing operating segment management team and $0.4 million was recorded in Corporate for severance charges associated with the elimination of a corporate management position.

Note 14. Acquisitions and Dispositions

Acquisitions

We completed several acquisitions for a total purchase price of approximately $18.1 million in 2020, $69.7 million in 2019 and $7.0 million in 2018.

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

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements (Continued)

Note 15. Stock-Based Compensation

Under the OUTFRONT Media Inc. Amended and Restated Omnibus Stock Incentive Plan (the “Stock Plan”), we have 13,100,000 shares of our common stock reserved for the issuance of equity-based awards. Under the Stock Plan, the board of directors is authorized to grant awards of options to purchase shares of our common stock, stock appreciation rights, restricted and unrestricted stock, restricted share units (“RSUs”), dividend equivalents, performance awards, including performance-based restricted share units (“PRSUs”), and other equity-related awards and cash payments to all of our employees and non-employee directors and employees of our subsidiaries. In addition, consultants and advisors who perform services for us and our subsidiaries may, under certain conditions, receive grants under the Stock Plan.

RSUs and PRSUs accrue dividend equivalents in amounts equal to the regular cash dividends paid on our common stock and will be paid in either cash or stock. Accrued dividend equivalents payable in stock shall convert to shares of our common stock on the date of vesting.

Compensation expense for RSUs is determined based upon the market price of the shares underlying the awards on the date of grant and expensed over the vesting period, which is generally a three-year service period. For PRSU awards, the number of shares an employee earns may range from 0% to 120% based on the outcome of a one-year performance condition. Compensation expense is recorded based on the probable outcome of the performance condition. On an annual basis, our board of directors will review actual performance and certify the degree to which performance goals applicable to the award have been met. Forfeitures of RSUs are recorded as incurred. On an annual basis, adjustments are made to compensation expense based on actual forfeitures and the forfeiture rates are revised as necessary.

The following table summarizes our stock-based compensation expense for 2020, 2019 and 2018.

	Year Ended December 31,
(in millions)	2020	2019	2018
Stock-based compensation expense (RSUs and PRSUs), before income taxes	$23.8	$22.3	$20.2
Tax benefit	(1.2)	(1.5)	(1.3)
Stock-based compensation expense, net of tax	$22.6	$20.8	$18.9

As of December 31, 2020, total unrecognized compensation cost related to non-vested RSUs and PRSUs was $25.7 million, which is expected to be recognized over a weighted average period of 1.8 years.

RSUs and PRSUs

The following table summarizes the 2020 activity of the RSUs and PRSUs issued to our employees.

	Activity	Weighted Average Per Share Grant Date Fair Market Value
Non-vested as of December 31, 2019	2,024,768	$22.09
Granted:
RSUs	937,357	27.03
PRSUs	323,771	29.60
Vested:
RSUs	(742,987)	23.21
PRSUs	(304,852)	22.51
Forfeitures:
RSUs	(28,040)	25.42
PRSUs	(1,958)	30.63
Non-vested as of December 31, 2020	2,208,059	24.80

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements (Continued)

The total fair value of RSUs and PRSUs that vested was $29.0 million during 2020, $18.3 million during 2019 and $19.2 million during 2018.

Stock Options

Stock options vest over a four-year service period and expire eight or ten years from the date of grant. Forfeitures of stock options are recorded as incurred.

The following table summarizes the activity of stock options issued to our employees.

	Activity	Weighted Average Exercise Price
Outstanding as of December 31, 2019	126,528	$24.57
Exercised	(23,115)	16.43
Outstanding as of December 31, 2020	103,413	26.39

Exercisable as of December 31, 2020	103,413	26.39

The intrinsic value of stock option exercises were $0.3 million in 2020, $0.1 million in 2019 and $0.4 million in 2018. The tax benefit of stock option exercises was immaterial in 2020, 2019 and 2018.

The following table summarizes information concerning outstanding and exercisable stock options to purchase our common stock under the Stock Plan as of December 31, 2020.

	Outstanding			Exercisable
Range of Exercise Price	Number of Options	Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$25 to 29.99	103,413	0.72	26.39	103,413	26.39

As of December 31, 2020, all outstanding and exercisable stock options have a weighted average remaining contractual life of 0.72 years and were out-of-the-money based on the closing stock price of our common stock of $19.56.

Note 16. Retirement Benefits

We sponsor two defined benefit pension plans covering specific groups of employees in Canada and the U.S.

The benefits for the pension plan in Canada are based primarily on an employee’s years of service and an average of the employee’s highest five years of earnings. Participating employees in the pension plan in Canada are vested after two years of service or immediately, depending on the province of their employment. We fund the pension plan in Canada in accordance with the rules and regulations of the Pension Benefits Act of the Province of Ontario, Canada. Canada pension plan assets consist principally of equity securities, corporate and government related securities, and insurance contracts. We are in the process of closing the Pension Plan for the employees of Outfront Media Canada LP (the “Plan”). Employees who are no longer accruing pensionable service under the Plan will be entitled to enhanced Defined Contribution Plan benefits. Effective April 1, 2020, the Plan has been closed to most new employees. In addition, the Plan is frozen to any future benefit accruals for most employees. However, certain members of the Plan will continue in pensionable service for a yet to be determined period. We expect to complete freezing the Plan in 2022.

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

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements (Continued)

The following table sets forth the change in benefit obligation for our pension plans.

	As of December 31,
(in millions)	2020	2019	2018
Benefit obligation, beginning of year	$62.1	$49.9	$57.8
Service cost	0.8	1.7	1.8
Interest cost	1.8	2.1	2.0
Actuarial (gain) loss	6.7	8.8	(5.6)
Benefits paid	(2.0)	(2.6)	(2.0)
Cumulative translation adjustments	1.9	2.2	(4.1)
Benefit obligation, end of year	$71.3	$62.1	$49.9

The following table sets forth the change in plan assets for our pension plans.

	As of December 31,
(in millions)	2020	2019
Fair value of plan assets, beginning of year	$57.3	$47.5
Actual return on plan assets	6.3	8.8
Employer contributions	0.7	1.5
Benefits paid	(2.0)	(2.6)
Cumulative translation adjustments	1.6	2.1
Fair value of plan assets, end of year	$63.9	$57.3

The unfunded status of pension benefit obligations and the related amounts recognized on the Consolidated Statement of Financial Position were as follows:

	As of December 31,
(in millions)	2020	2019
Unfunded status, end of year	$(7.4)	$(4.7)
Amounts recognized on the Consolidated Statement of Financial Position:
Other noncurrent liabilities	(7.4)	(4.7)
Net amounts recognized	(7.4)	(4.7)

The following amounts were recognized in accumulated other comprehensive loss on the Consolidated Statement of Financial Position.

	As of December 31,
(in millions)	2020	2019
Net actuarial loss	$(14.9)	$(11.6)
Deferred income taxes	3.8	2.9
Net amount recognized in accumulated other comprehensive loss	$(11.1)	$(8.7)

The accumulated benefit obligation for the defined benefit pension plans was $66.7 million as of December 31, 2020, and $57.6 million as of December 31, 2019.

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements (Continued)

The information for the pension plans with an accumulated benefit obligation in excess of plan assets is set forth below.

	As of December 31,
(in millions)	2020	2019
Projected benefit obligation	$71.3	$62.1
Accumulated benefit obligation	66.7	57.6
Fair value of plan assets	63.9	57.3

The following tables present the components of net periodic pension cost and amounts recognized in other comprehensive income (loss).

	As of December 31,
(in millions)	2020	2019	2018
Service cost	$0.8	$1.7	$1.8
Interest cost	1.8	2.1	2.0
Expected return on plan assets	(2.8)	(2.4)	(2.6)
Amortization of actuarial losses(a)	0.5	0.4	0.7
Settlement cost	—	—	0.1
Net periodic pension cost	$0.3	$1.8	$2.0

(in millions)	Year Ended December 31, 2020
Actuarial loss	$(3.5)
Amortization of actuarial losses(a)	0.5
Cumulative translation adjustments	(0.3)
(3.3)
Deferred income taxes	0.9
Recognized in other comprehensive income, net of tax	$(2.4)

(a)Reflects amounts reclassified from accumulated other comprehensive income (loss) to net income.

Estimated net actuarial losses related to the defined benefit pension plans of approximately $0.6 million, will be amortized from accumulated other comprehensive loss into net periodic pension costs in 2021.

	As of and for the Year Ended December 31,
	2020	2019
Weighted average assumptions used to determine benefit obligations:
Discount rate	2.5%	3.0%
Rate of compensation increase	3.0	3.0
Weighted average assumptions used to determine net periodic cost:
Discount rate	3.0	4.0
Expected long-term return on plan assets	4.6	5.0
Rate of compensation increase	3.0	3.0

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

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements (Continued)

Plan Assets

Our plan assets are included in a trust in Canada and a trust in the U.S. The asset allocations of these trusts are based upon an analysis of the timing and amount of projected benefit payments, projected company contributions, the expected returns and risk of the asset classes and the correlation of those returns. As of December 31, 2020, we invested approximately 32% in fixed income instruments, 61% in equity instruments, and the remainder in cash, cash equivalents and insurance contracts.

The following tables set forth our pension plan assets measured at fair value on a recurring basis as of December 31, 2020 and 2019. These assets have been categorized according to the three-level fair value hierarchy established by the FASB which prioritizes the inputs used in measuring fair value. Level 1 is based on quoted prices for the asset in active markets. Level 2 is based on inputs that are observable other than quoted market prices in active markets, such as quoted prices for the asset in inactive markets or quoted prices for similar assets. Level 3 is based on unobservable inputs that market participants would use in pricing the asset.

	As of December 31, 2020
(in millions)	Level 1	Level 2	Level 3	Total
Fixed income securities:
Corporate bonds(a)	$0.7	$—	$—	$0.7
Equity securities:
U.S. equity	0.9	—	—	0.9
International equity	0.4	—	—	0.4
Insurance contracts	—	—	3.5	3.5
Total assets in fair value hierarchy	$2.0	$—	$3.5	$5.5
Common collective funds measured at net asset value				58.4
Total assets				$63.9

	As of December 31, 2019
(in millions)	Level 1	Level 2	Level 3	Total
Fixed income securities:
Corporate bonds(a)	$0.8	$—	$—	$0.8
Equity securities:
U.S. equity	0.8	—	—	0.8
International equity	0.3	—	—	0.3
Insurance contracts	—	—	3.7	3.7
Total assets in fair value hierarchy	$1.9	$—	$3.7	$5.6
Common collective funds measured at net asset value				51.7
Total assets				$57.3

(a)Securities of diverse industries, substantially all investment grade.

Significant changes in Level 3 plan assets are as follows:

	Year Ended December 31,
(in millions)	2020	2019
Insurance contracts:
Beginning of year	$3.7	$3.6
Payments	(0.4)	(0.4)
Actuarial loss	—	0.2
Interest income	0.1	0.1
Cumulative translation adjustments	0.1	0.2
End of year	$3.5	$3.7

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

Future Benefit Payments

(in millions)	2021	2022	2023	2024	2025	2026-2030
Estimated future benefit payments for pension plans	2.4	2.4	2.5	2.6	2.7	15.7

We expect to contribute $1.4 million to our pension plans in 2021.

Multi-Employer Pension and Postretirement Benefit Plans

We contribute to multi-employer plans that provide pension and other postretirement benefits to certain employees under collective bargaining agreements. Contributions to these plans were $3.1 million in 2020, $4.0 million in 2019 and $3.8 million in 2018. Based on our contributions to each individual multi-employer plan relative to the total contributions of all participating employers in such plan, no multi-employer plan was deemed to be individually significant to us.

Defined Contribution Plans

Employer contributions for defined contribution plans sponsored by us were $2.9 million in 2020, $5.9 million in 2019 and $5.5 million in 2018.

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

Cash paid for income taxes was $3.4 million in 2020, $10.5 million in 2019 and $8.4 million in 2018.

The U.S. and foreign components of Income (loss) before provision for income taxes and equity in earnings of investee companies were as follows:

	Year Ended December 31,
(in millions)	2020	2019	2018
United States	$(52.8)	$144.3	$157.3
Foreign	(5.7)	1.5	(48.6)
Income (loss) before provision for income taxes and equity in earnings of investee companies	$(58.5)	$145.8	$108.7

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements (Continued)

The following table reconciles Income (loss) before provision for income taxes and equity in earnings of investee companies to REIT taxable income.

	Year Ended December 31,
(in millions)	2020	2019	2018
Income (loss) before provision for income taxes and equity in earnings of investee companies	$(58.5)	$145.8	$108.7
Net (income) loss of TRSs	10.6	(16.4)	38.4
Income (loss) from REIT operations	(47.9)	129.4	147.1
Book depreciation in excess of tax depreciation	24.8	21.5	24.4
Book amortization in excess of tax amortization	(6.3)	(6.8)	(10.6)
Tax dividend from foreign subsidiary(a)	74.1	0.5	2.1
Book/tax differences - stock-based compensation	(6.6)	1.5	(1.4)
Book/tax differences - deferred gain for tax	(1.3)	(3.2)	(1.4)
Book/tax differences - capitalized costs	(2.6)	5.0	6.4
Book/tax differences - executive compensation	4.6	7.8	7.5
Book/tax differences - leases	9.9	6.2	1.5
Book/tax differences - provision for doubtful accounts	14.6	1.3	(1.1)
Book/tax differences - other	7.8	8.1	3.2
REIT taxable income (estimated)	$71.1	$171.3	$177.7

(a)In 2020, the tax dividend from foreign subsidiary primarily consists of a deemed repatriation of foreign earnings resulting from a restructuring of our foreign holding companies.

The components of the Provision for income taxes are as follows:

	Year Ended December 31,
(in millions)	2020	2019	2018
Current:
Federal	$(1.0)	$(5.3)	$(2.4)
State and local	(1.3)	(4.0)	(2.3)
Foreign	(1.6)	(1.4)	(0.6)
	(3.9)	(10.7)	(5.3)
Deferred tax benefit (liability):
Federal	(0.1)	0.3	(1.0)
State and local	—	0.2	(0.4)
Foreign	2.9	(0.7)	1.8
	2.8	(0.2)	0.4
Provision for income taxes	$(1.1)	$(10.9)	$(4.9)

The effective income tax rate was 1.9% in 2020, 7.5% in 2019 and 4.7% in 2018.

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements (Continued)

The difference between income taxes expected at the U.S. federal statutory income tax rate of 21% and the Provision for income taxes is summarized as follows:

	Year Ended December 31,
(in millions)	2020	2019	2018
Benefit (provision) for income taxes on income at U.S. statutory rate	$12.3	$(31.6)	$(22.8)
REIT dividends paid deduction	(10.1)	27.9	30.9
State and local taxes, net of federal tax benefit	(1.2)	(2.7)	(2.3)
Effect of foreign operations	(0.9)	(1.5)	(9.3)
Resolution of prior year tax	—	(3.0)	—
Gain on dispositions	—	(0.3)	(0.5)
Other, net	(1.2)	0.3	(0.9)
Provision for income taxes	$(1.1)	$(10.9)	$(4.9)

The following table is a summary of the components of deferred income tax assets and liabilities.

	As of December 31,
(in millions)	2020	2019
Deferred income tax assets:
Provision for expenses and losses	$1.7	$0.3
Postretirement and other employee benefits	4.1	2.4
Tax credit and loss carryforwards	0.7	0.4
Total deferred income tax assets	6.5	3.1
Valuation allowance	(0.4)	(0.4)
Deferred income tax assets, net	6.1	2.7

Deferred income tax liabilities:
Property, equipment and intangible assets	(18.0)	(18.3)
Other	(0.3)	—
Total deferred income tax liabilities	(18.3)	(18.3)

Deferred income tax liabilities, net	$(12.2)	$(15.6)

As of December 31, 2020, we had net operating loss carryforwards for Canadian jurisdictions of $2.4 million, which expire in various years from 2021 through 2040.

Our undistributed earnings of foreign subsidiaries not includable in our federal income tax returns that could be subject to additional income taxes if remitted was approximately $2.3 million as of December 31, 2020, and $6.4 million as of December 31, 2019. No provision was recorded for taxes that could result from the remittance of such undistributed earnings since we intend to declare dividends to our shareholders in an amount sufficient to offset such distributions and intend to reinvest the remainder outside of the U.S. indefinitely. The determination of the unrecognized U.S. federal deferred income tax liability for undistributed earnings is not practicable.

The reserve for uncertain tax positions of $0.5 million as of December 31, 2020, includes $0.2 million which would affect our effective income tax rate if and when recognized in future years.

We recognize interest and penalty charges related to the reserve for uncertain tax positions as part of income tax expense. These charges were not material for any of the periods presented.
We are subject to taxation in the U.S. and various state, local and foreign jurisdictions. Tax years 2017 to present are open for examination by the tax authorities. We are currently under examination by New York State for the 2016 through 2018 tax years.

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements (Continued)

Note 18. Earnings Per Share (“EPS”)

	Year Ended December 31,
(in millions)	2020	2019	2018
Net income (loss) available for common stockholders	$(61.0)	$140.1	$107.9
Less: Distributions to holders of Series A Preferred Stock	19.5	—	—
Less: Distributions to holders of Class A equity interests of a subsidiary	0.4	1.9	2.7
Net income (loss) available for common stockholders, basic and diluted	$(80.9)	$138.2	$105.2

Weighted average shares for basic EPS	144.3	142.5	139.3
Dilutive potential shares from grants of RSUs, PRSUs and stock options(a)	—	0.7	0.3
Weighted average shares for diluted EPS(a)(b)(c)	144.3	143.2	139.6

(a)The potential impact of an aggregate 1.1 million granted RSUs, PRSUs and stock options for 2020, 0.1 million granted RSUs, PRSUs and stock options for 2019 and 0.4 million granted RSUs, PRSUs and stock options for 2018 was antidilutive.
(b)In 2020, the potential impact of 17.5 million shares of our common stock issuable upon conversion of our Series A Preferred Stock was antidilutive.
(c)The potential impact of 1.0 million shares of Class A equity interests of Outfront Canada in 2020, 1.4 million shares of Class A equity interests of Outfront Canada in 2019 and 1.9 million shares of Class A equity interests of Outfront Canada in 2018 was antidilutive. (See Note 11. Equity to the Consolidated Financial Statements.)

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

As of December 31, 2020, guaranteed minimum annual payments are as follows:

(in millions)	Guaranteed Minimum Annual Payments
2021	$195.5
2022	212.7
2023	185.7
2024	186.2
2025	186.4
2026 and thereafter	389.5
Total minimum payments	$1,356.0

Under the MTA agreement, we are obligated to deploy, over a number of years, (i) 8,565 digital advertising screens on subway and train platforms and entrances, (ii) 37,716 smaller-format digital advertising screens on rolling stock, and (iii) 7,829 MTA communications displays, with such deployment amounts being subject to modification as agreed-upon by us and the MTA. In addition, we are obligated to pay to the MTA the greater of a percentage of revenues or a guaranteed minimum annual payment. Incremental revenues that exceed an annual base revenue amount will be retained by us for the cost of deploying advertising and communications displays throughout the transit system. As presented in the table below, recoupable MTA equipment deployment costs are recorded as Prepaid MTA equipment deployment costs and Intangible assets on our

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements (Continued)

Consolidated Statement of Financial Position, and as these costs are recouped from incremental revenues that the MTA would otherwise be entitled to receive, Prepaid MTA equipment deployment costs will be reduced. If incremental revenues generated over the term of the agreement are not sufficient to cover all or a portion of the equipment deployment costs, the costs will not be recouped, which could have an adverse effect on our business, financial condition and results of operations. We did not recoup any equipment deployment costs in 2020 and it is unlikely we will recoup equipment deployment costs in 2021. In June 2020, we entered into an amendment to the MTA agreement, pursuant to which (i) for up to $143.0 million of MTA equipment deployment costs to be incurred under the MTA agreement after June 2020, the MTA and the Company will directly pay 70% and 30% of the costs, respectively, instead of the costs being recoupable from incremental revenues generated under the agreement, and (ii) any guaranteed minimum annual payment amounts that would have been paid for the period from April 1, 2020 through December 31, 2020 (less any revenue share amounts actually paid during this period using an increased revenue share percentage of 65%) will instead be added in equal increments to the guaranteed minimum annual payment amounts owed for the period from January 1, 2022, through December 31, 2026. Our payment obligations with respect to guaranteed minimum annual payment amounts owed to the MTA resumed on January 1, 2021, in accordance with the terms of the MTA agreement, as amended. We have engaged, and will continue to engage, in constructive conversations with the MTA regarding possible modifications to the overall scope and term under the MTA agreement. In connection with the amendment to the MTA Agreement and in coordination with the MTA, after temporarily suspending our deployment of advertising and communications displays throughout the transit system in March 2020 as a result of the impact of the COVID-19 pandemic, we recommenced deployment in the third quarter of 2020. In addition, in the first quarter of 2020, we identified the COVID-19 pandemic as a trigger for impairment review of our Prepaid MTA equipment deployment costs and related intangible assets, and after performing an analysis, no impairment was identified. In the second, third and fourth quarters of 2020, we updated our projections and did not identify a triggering event for an impairment review of our Prepaid MTA equipment deployment costs. (See Note 5. Long-Lived Assets: MTA Agreement to the Consolidated Financial Statements.) As of December 31, 2020, 7,380 digital displays had been installed, of which 1,203 installations occurred in the fourth quarter of 2020, for a total of 2,803 installations in 2020.

(in millions)	Beginning Balance	Deployment Costs Incurred	Recoupment/MTA Funding	Amortization	Ending Balance
Year Ended December 31, 2020:
Prepaid MTA equipment deployment costs	$171.5	$33.1	$—	$—	$204.6
Other current assets	—	44.4	(16.4)	—	28.0
Intangible assets (franchise agreements)	38.3	26.0	—	(5.9)	58.4
Total	$209.8	$103.5	$(16.4)	$(5.9)	$291.0

Year Ended December 31, 2019:
Prepaid MTA equipment deployment costs	$79.5	$124.2	$(32.2)	$—	$171.5
Intangible assets (franchise agreements)	14.8	26.6	—	(3.1)	38.3
Total	$94.3	$150.8	$(32.2)	$(3.1)	$209.8

Letters of Credit

We have indemnification obligations with respect to letters of credit and surety bonds primarily used as security against non-performance in the normal course of business. As of December 31, 2020, the outstanding letters of credit were approximately $73.3 million and outstanding surety bonds were approximately $167.5 million, and were not recorded on the Consolidated Statements of Financial Position.

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

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements (Continued)

Note 20. Segment Information

We currently manage our operations through two operating segments—U.S. Billboard and Transit, which is included in our U.S. Media reportable segment, and International. International does not meet the criteria to be a reportable segment and accordingly, is included in Other.

The following tables set forth our financial performance by segment. In the third quarter of 2020, we completed the Sports Disposition (see Note 14. Acquisitions and Dispositions: Dispositions to the Consolidated Financial Statements). Historical operating results for our Sports Marketing operating segment through June 30, 2020, are included in Other.

	Year Ended December 31,
(in millions)	2020	2019	2018
Revenues:
U.S. Media	$1,148.9	$1,628.7	$1,466.8
Other	87.4	153.5	139.4
Total revenues	$1,236.3	$1,782.2	$1,606.2

We present Operating income before Depreciation, Amortization, Net gain on dispositions, Stock-based compensation, Restructuring charges and an Impairment charge (“Adjusted OIBDA”) as the primary measure of profit and loss for our operating segments.

	Year Ended December 31,
(in millions)	2020	2019	2018
Net income (loss) before allocation to non-controlling interests	$(60.2)	$140.6	$107.9
Provision for income taxes	1.1	10.9	4.9
Equity in earnings of investee companies, net of tax	0.6	(5.7)	(4.1)
Interest expense, net	131.1	134.9	125.7
Loss on extinguishment of debt	—	28.5	—
Other (income) expense, net	(0.1)	(0.1)	0.4
Operating income	72.5	309.1	234.8
Restructuring charges	5.8	0.3	2.1
Net gain on dispositions	(13.7)	(3.8)	(5.5)
Impairment charge	—	—	42.9
Depreciation and amortization(a)	145.8	146.3	141.8
Stock-based compensation	22.9	22.3	20.2
Total Adjusted OIBDA(a)	$233.3	$474.2	$436.3

Adjusted OIBDA:
U.S. Media(a)	$268.9	$501.6	$460.5
Other(a)	0.4	18.6	13.8
Corporate	(36.0)	(46.0)	(38.0)
Total Adjusted OIBDA(a)	$233.3	$474.2	$436.3

(a)Consistent with the current year’s presentation, we have reclassified amortization of direct lease acquisition costs of $48.2 million in 2019, of which $44.7 million was recorded in our U.S. Media segment and $3.5 million was recorded in Other, and $43.2 million in 2018, of which $39.7 million was recorded in our U.S. Media segment and $3.5 million was recorded in Other, from Amortization to SG&A expenses, resulting in a corresponding decrease in Adjusted OIBDA.

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements (Continued)

	Year Ended December 31,
(in millions)	2020	2019	2018
Operating income (loss):
U.S. Media	$132.8	$376.3	$342.8
Other	(0.4)	1.4	(49.4)
Corporate	(59.9)	(68.6)	(58.6)
Total operating income	$72.5	$309.1	$234.8

Net (gain) loss on dispositions:
U.S. Media	$(1.4)	$(3.9)	$(5.3)
Other	(12.3)	0.1	(0.2)
Total gain on dispositions	$(13.7)	$(3.8)	$(5.5)

Depreciation and amortization:
U.S. Media(a)	$133.6	$129.2	$122.1
Other(a)	12.2	17.1	19.7
Total depreciation and amortization(a)	$145.8	$146.3	$141.8

Capital expenditures:
U.S. Media	$50.8	$86.7	$73.0
Other	2.7	3.2	9.3
Total capital expenditures	$53.5	$89.9	$82.3

(a)Consistent with the current year’s presentation, we have reclassified amortization of direct lease acquisition costs of $48.2 million in 2019, of which $44.7 million was recorded in our U.S. Media segment and $3.5 million was recorded in Other, and $43.2 million in 2018, of which $39.7 million was recorded in our U.S. Media segment and $3.5 million was recorded in Other, from Amortization to SG&A expenses.

	As of December 31,
(in millions)	2020	2019	2018
Assets:
U.S. Media	$4,977.2	$5,077.1	$3,610.0
Other	249.5	284.0	202.5
Corporate	670.2	21.2	16.2
Total assets	$5,896.9	$5,382.3	$3,828.7

	Year Ended December 31,
(in millions)	2020	2019	2018
Revenues(a):
United States	$1,176.5	$1,694.4	$1,521.6
Canada	59.8	87.8	84.6
Total revenues	$1,236.3	$1,782.2	$1,606.2

(a)Revenues classifications are based on the geography of the advertising.

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements (Continued)

	As of December 31,
(in millions)	2020	2019	2018
Long-lived assets(a):
United States	$4,710.3	$4,722.1	3,255.0
Canada	196.1	203.0	122.5
Total long-lived assets	$4,906.4	$4,925.1	$3,377.5

(a)Reflects total assets less current assets, investments and non-current deferred tax assets.

Note 21. Quarterly Financial Data (Unaudited)

Our revenues and profits experience seasonality due to seasonal advertising patterns and influences on advertising markets. Typically, our revenues and profits are highest in the fourth quarter, during the holiday shopping season, and lowest in the first quarter, as advertisers adjust their spending following the holiday shopping season. As a result of the impact of the COVID-19 pandemic on our business and results of operations, total revenues and total expenses were materially lower in 2020 than pre-COVID-19 pandemic levels, particularly in our U.S. Media segment and with respect to our transit and other business. The impacts were greatest in the second quarter of 2020, with incremental improvement in the third and fourth quarters of 2020.

	2020
(in millions)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
Revenues:
U.S. Media	$354.7	$213.5	$265.8	$314.9	$1,148.9
Other	30.6	19.4	16.5	20.9	87.4
Total revenues	$385.3	$232.9	$282.3	$335.8	$1,236.3
Adjusted OIBDA:
U.S. Media	$80.0	$31.4	$65.9	$91.6	$268.9
Other	—	(5.7)	2.4	3.7	0.4
Corporate	(4.5)	(10.3)	(8.9)	(12.3)	(36.0)
Total Adjusted OIBDA(a)	75.5	15.4	59.4	83.0	233.3
Restructuring charges	—	(4.7)	(0.6)	(0.5)	(5.8)
Net gain on dispositions	0.1	5.2	8.0	0.4	13.7
Depreciation	(21.0)	(21.2)	(21.0)	(21.3)	(84.5)
Amortization(a)	(15.0)	(15.4)	(15.3)	(15.6)	(61.3)
Stock-based compensation	(5.8)	(5.2)	(5.4)	(6.5)	(22.9)
Total operating income (loss)	$33.8	$(25.9)	$25.1	$39.5	$72.5
Operating income (loss):
U.S. Media	$47.4	$(3.9)	$31.9	$57.4	$132.8
Other	(3.3)	(5.5)	7.5	0.9	(0.4)
Corporate	(10.3)	(16.5)	(14.3)	(18.8)	(59.9)
Total operating income (loss)	$33.8	$(25.9)	$25.1	$39.5	$72.5
Net income (loss) attributable to OUTFRONT Media Inc.	$6.1	$(57.9)	$(13.5)	$4.3	$(61.0)
Net income (loss) attributable to OUTFRONT Media Inc. per common share:
Basic	$0.04	$(0.44)	$(0.14)	$(0.02)	$(0.56)
Diluted	$0.04	$(0.44)	$(0.14)	$(0.02)	$(0.56)

(a)Consistent with the current period’s presentation, we have reclassified amortization of direct lease acquisition costs of $11.3 million from the first quarter of 2020, $6.3 million from the second quarter of 2020 and $9.1 million from the third quarter of 2020 from Amortization to SG&A expenses, resulting in a corresponding decrease in Adjusted OIBDA.

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements (Continued)

	2019
(in millions)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
Revenues:
U.S. Media	$338.4	$419.6	$422.7	$448.0	$1,628.7
Other	33.3	40.3	39.8	40.1	153.5
Total revenues	$371.7	$459.9	$462.5	$488.1	$1,782.2
Adjusted OIBDA:
U.S. Media	$85.0	$133.8	$134.5	$148.3	$501.6
Other	0.5	7.8	3.5	6.8	18.6
Corporate	(9.0)	(11.0)	(11.3)	(14.7)	(46.0)
Total Adjusted OIBDA(a)	76.5	130.6	126.7	140.4	474.2
Restructuring charges	(0.3)	—	—	—	(0.3)
Net gain (loss) on dispositions	1.5	(0.4)	1.9	0.8	3.8
Depreciation	(21.1)	(21.4)	(22.4)	(22.4)	(87.3)
Amortization(a)	(14.4)	(14.6)	(15.1)	(14.9)	(59.0)
Stock-based compensation	(5.3)	(5.5)	(5.6)	(5.9)	(22.3)
Total operating income	$36.9	$88.7	$85.5	$98.0	$309.1
Operating income (loss):
U.S. Media	$55.5	$101.9	$103.1	$115.8	$376.3
Other	(4.0)	3.3	(0.7)	2.8	1.4
Corporate	(14.6)	(16.5)	(16.9)	(20.6)	(68.6)
Total operating income	$36.9	$88.7	$85.5	$98.0	$309.1
Net income attributable to OUTFRONT Media Inc.	$6.1	$50.3	$38.7	$45.0	$140.1
Net income attributable to OUTFRONT Media Inc. per common share:
Basic	$0.04	$0.35	$0.27	$0.31	$0.97
Diluted	$0.04	$0.35	$0.27	$0.31	$0.97

(a)Consistent with the current period’s presentation, we have reclassified amortization of direct lease acquisition costs of $10.3 million in the first quarter of 2019, $13.0 million in the second quarter of 2019, $13.6 million in the third quarter of 2019 and $11.3 million in the fourth quarter of 2019 from Amortization to SG&A expenses, resulting in a corresponding decrease in Adjusted OIBDA.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our management has concluded that our internal control over financial reporting was effective as of December 31, 2020 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The effectiveness of our internal control over financial reporting as of December 31, 2020 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in “Item 8. Financial Statements and Supplementary Data.”

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

All additional information required by this item is incorporated by reference to our Proxy Statement for the 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2020.

Item 11. Executive Compensation.

The information required by this item is incorporated by reference to our Proxy Statement for the 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2020.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated by reference to our Proxy Statement for the 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2020.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated by reference to our Proxy Statement for the 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2020.

Item 14. Principal Accounting Fees and Services.

The information required by this item is incorporated by reference to our Proxy Statement for the 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2020.

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

Page No.
Schedule II - Valuation and Qualifying Accounts for the years ended December 31, 2019, 2018 and 2017.	109
Schedule III - Schedule of Real Estate and Accumulated Depreciation as of December 31, 2019	110

OUTFRONT Media Inc.
Schedule II—Valuation and Qualifying Accounts
(in millions)

Col. A	Col. B	Col. C			Col. D	Col. E
Description	Balance at Beginning of Period	Balance Acquired through Acquisitions	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
Allowance for doubtful accounts:
Year ended December 31, 2020	$12.1	$—	$20.1	$0.1	$6.0	$26.3
Year ended December 31, 2019	10.7	—	5.3	0.1	4.0	12.1
Year ended December 31, 2018	11.5	—	1.9	(0.1)	2.6	10.7
Valuation allowance on deferred tax assets:
Year ended December 31, 2020	$0.4	$—	$—	$—	$—	$0.4
Year ended December 31, 2019	—	—	0.4	—	—	0.4
Year ended December 31, 2018	—	—	—	—	—	—

OUTFRONT Media Inc.
SCHEDULE III – Schedule of Real Estate and
Accumulated Depreciation
as of December 31, 2020
(in millions)

		Initial Cost		Cost Capitalized Subsequent to Acquisition	Gross Carrying Amount at December 31, 2020 (3)
Description (1)	Encumbrances	Land	Structures and Improvements		Land	Structures and Improvements	Total	Accumulated Depreciation	Construction Date	Acquisition Date	Useful Lives
Structures added prior to January 1, 2014
United States - 38,760 displays	—	(2)	(2)	(2)	$81.0	$1,418.3	1,499.3	$(1,155.6)	Various	Various	5 to 20 years
Canada - 4,620 displays	—	(2)	(2)	(2)	1.5	294.2	295.7	(285.1)	Various	Various	5 to 20 years
					$82.5	$1,712.5	$1,795.0	$(1,440.7)
Structures added subsequent to January 1, 2014
United States - 2,033 displays		$15.5	$174.2	$(11.8)	$15.5	$162.4	$177.9	$(8.6)	Various	Various	5 to 20 years
Canada - 289 displays		—	22.8	—	—	22.8	22.8	(1.6)	Various	Various	5 to 20 years
		$15.5	$197.0	$(11.8)	$15.5	$185.2	$200.7	$(10.2)
Total
United States - 40,793 displays					$96.5	$1,580.7	$1,677.2	$(1,164.2)	Various	Various	5 to 20 years
Canada - 4,909 displays					1.5	317.0	318.5	(286.7)	Various	Various	5 to 20 years
					$98.0	$1,897.7	$1,995.7	$(1,450.9)
______________________
(1)No single asset exceeded 5% of the total gross carrying amount as of December 31, 2020.
(2)This information is omitted as it would be impracticable to compile on a site-by-site basis.
(3)Includes sites under construction.

The following table summarizes the activity for the Company’s real estate assets, which consist of advertising displays, and the related accumulated depreciation.

	2020	2019	2018
Gross real estate assets:
Balance at the beginning of the year	$1,964.9	$1,886.9	$1,845.2
New Investments	9.0	25.0	27.2
Redevelopments	20.3	35.6	29.0
Recurring capital expenditures	7.6	10.2	12.8
Land acquisitions	—	2.1	3.5
Additions for construction of / improvements to structures	36.9	72.9	72.5
Assets sold or written-off	(14.8)	(9.4)	(2.9)
Foreign exchange	8.7	14.5	(27.9)
Balance at the end of the year	$1,995.7	$1,964.9	$1,886.9
Accumulated depreciation:
Balance at the beginning of the year	$1,394.0	$1,323.2	$1,280.7
Depreciation	61.6	66.0	69.1
Assets sold or written-off	(12.8)	(8.0)	(2.3)
Foreign exchange	8.1	12.8	(24.3)
Balance at the end of the year	$1,450.9	$1,394.0	$1,323.2

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

3.3
Articles Supplementary of OUTFRONT Media Inc. effective April 20, 2020 (incorporated herein by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K (File No. 001-36367), filed on April 21, 2020).

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

4.6
Indenture, dated as of January 19, 2021, by and among Outfront Media Capital LLC, Outfront Media Capital Corporation, the guarantors named therein and Deutsche Bank Trust Company Americas (including the Form of Senior notes) (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-36367), filed on January 19, 2021).

4.7	Description of OUTFRONT Media Inc. Common Stock.

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

10.33
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

10.34
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

10.35
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

10.36
Amendment No. 2 to Amended and Restated Master Framework Agreement, dated as of June 18, 2020, by and among OUTFRONT Media Inc., Outfront Media LLC, Outfront Media Outernet Inc., MUFG Bank, Ltd. and the originators party thereto (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-36367), filed on June 22, 2020).

10.37
Amendment No. 1 to Master Repurchase Agreement, dated as of June 18, 2020, between Outfront Media Outernet Inc. and MUFG Bank, Ltd. (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-36367), filed on June 22, 2020).

10.38
Amendment No. 1 to Master Repurchase Agreement, dated as of June 18, 2020, between Outfront Media LLC and MUFG Bank, Ltd. (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-36367), filed on June 22, 2020).

10.39	Form of Salary Reduction Letter (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-36367), filed on May 8, 2020).*

21.1	List of Subsidiaries of OUTFRONT Media Inc.

23.1	Consent of PricewaterhouseCoopers LLP.

24.1	Power of Attorney (included on the signature page of this Annual Report on Form 10-K and incorporated herein by reference).

31.1	Executive Officer of OUTFRONT Media Inc. pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section Executive Officer of OUTFRONT Media Inc. Officer of OUTFRONT Media Inc.

31.2	Certification of the Chief Financial Officer of OUTFRONT Media Inc. pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer of OUTFRONT Media Inc. furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002.

32.2	Certification of the Chief Financial Officer of OUTFRONT Media Inc. furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Definition Document

101.LAB	Inline XBRL Taxonomy Label Linkbase

101.PRE	Inline XBRL Taxonomy Presentation Linkbase

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

_______________________
*Management contracts and compensatory plans and arrangements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	February 26, 2021	OUTFRONT MEDIA INC.

		By:	/s/ Matthew Siegel
			Name:	Matthew Siegel
			Title:	Executive Vice President and Chief Financial Officer

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

Signature	Title	Date

/s/ Jeremy J. Male	Chairman and Chief Executive Officer	February 26, 2021
Jeremy J. Male	(Principal Executive Officer)

/s/ Matthew Siegel	Executive Vice President and Chief Financial Officer	February 26, 2021
Matthew Siegel	(Principal Financial Officer)

/s/ Patrick Martin	Senior Vice President, Controller and Chief Accounting Officer	February 26, 2021
Patrick Martin
(Principal Accounting Officer)

/s/ Nicolas Brien	Director	February 26, 2021
Nicolas Brien

/s/ Angela Courtin	Director	February 26, 2021
Angela Courtin

/s/ Manuel A. Diaz	Director	February 26, 2021
Manuel A. Diaz

/s/ Michael J. Dominguez	Director	February 26, 2021
Michael J. Dominguez

/s/ Peter Mathes	Director	February 26, 2021
Peter Mathes

/s/ Susan M. Tolson	Director	February 26, 2021
Susan M. Tolson

/s/ Joseph H. Wender	Director	February 26, 2021
Joseph H. Wender