Form 10-Q
period 2021-03-31
OUTFRONT Media Inc.
filed 2021-05-05
CIK 1579877

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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

As of May 4, 2021, the number of shares outstanding of the registrant’s common stock was 145,539,929.

OUTFRONT MEDIA INC.
QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2021

PART I
Item 1.    Financial Statements.
OUTFRONT Media Inc.
Consolidated Statements of Financial Position
(Unaudited)

	As of
(in millions)	March 31, 2021	December 31, 2020
Assets:
Current assets:
Cash and cash equivalents	$560.0	$710.4
Restricted cash	1.6	1.6
Receivables, less allowance ($22.7 in 2021 and $26.3 in 2020)	164.9	209.2
Prepaid lease and franchise costs	9.1	5.4
Other prepaid expenses	13.9	14.4
Other current assets	28.0	33.7
Total current assets	777.5	974.7
Property and equipment, net (Note 4)	629.2	634.2
Goodwill	2,078.0	2,077.8
Intangible assets (Note 5)	545.8	547.5
Operating lease assets (Note 6)	1,437.7	1,421.3
Prepaid MTA equipment deployment costs (Note 18)	208.2	204.6
Other assets	37.5	36.8
Total assets	$5,713.9	$5,896.9

Liabilities:
Current liabilities:
Accounts payable	$56.8	$64.9
Accrued compensation	30.9	35.0
Accrued interest	17.5	24.5
Accrued lease and franchise costs	39.1	65.8
Other accrued expenses	40.0	38.0
Deferred revenues	42.3	29.5
Short-term debt (Note 9)	—	80.0
Short-term operating lease liabilities (Note 6)	185.7	176.5
Other current liabilities	20.4	20.7
Total current liabilities	432.7	534.9
Long-term debt, net (Note 9)	2,616.6	2,620.8
Deferred income tax liabilities, net	13.2	14.6
Asset retirement obligation (Note 7)	36.1	35.9
Operating lease liabilities (Note 6)	1,258.4	1,252.0
Other liabilities	52.7	55.0
Total liabilities	4,409.7	4,513.2

Commitments and contingencies (Note 18)

Preferred stock (2021 - 50.0 shares authorized, and 0.4 shares of Series A Preferred Stock issued and outstanding; 2020 - 50.0 shares authorized, and 0.4 shares of Series A Preferred Stock issued and outstanding) (Note 10)	383.4	383.4
Stockholders’ equity (Note 10):
Common stock (2021 - 450.0 shares authorized, and 145.5 shares issued and outstanding; 2020 - 450.0 shares authorized, and 144.5 issued and outstanding)	1.5	1.4
Additional paid-in capital	2,095.5	2,090.8
Distribution in excess of earnings	(1,175.1)	(1,100.4)
Accumulated other comprehensive loss	(15.5)	(18.0)
Total stockholders’ equity	906.4	973.8
Non-controlling interests	14.4	26.5
Total equity	1,304.2	1,383.7
Total liabilities and equity	$5,713.9	$5,896.9
See accompanying notes to unaudited consolidated financial statements.

OUTFRONT Media Inc.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended
	March 31,
(in millions, except per share amounts)	2021	2020
Revenues:
Billboard	$223.6	$270.9
Transit and other	35.6	114.4
Total revenues	259.2	385.3
Expenses:
Operating	177.6	224.8
Selling, general and administrative	76.5	90.8
Net gain on dispositions	(0.3)	(0.1)
Depreciation	20.0	21.0
Amortization	16.4	15.0
Total expenses	290.2	351.5
Operating income (loss)	(31.0)	33.8
Interest expense, net	(34.6)	(29.8)
Loss on extinguishment of debt	(6.3)	—
Other income, net	—	0.2
Income (loss) before benefit for income taxes and equity in earnings of investee companies	(71.9)	4.2
Benefit for income taxes	4.7	1.7
Equity in earnings of investee companies, net of tax	(0.4)	0.4
Net income (loss) before allocation to non-controlling interests	(67.6)	6.3
Net income attributable to non-controlling interests	0.1	0.2
Net income (loss) attributable to OUTFRONT Media Inc.	$(67.7)	$6.1

Net income (loss) per common share:
Basic	$(0.52)	$0.04
Diluted	$(0.52)	$0.04

Weighted average shares outstanding:
Basic	144.8	143.9
Diluted	144.8	144.7
See accompanying notes to unaudited consolidated financial statements.

OUTFRONT Media Inc.
Consolidated Statements of Comprehensive Loss
(Unaudited)

	Three Months Ended
	March 31,
(in millions)	2021	2020
Net income (loss) before allocation to non-controlling interests	$(67.6)	$6.3
Net income attributable to non-controlling interests	0.1	0.2
Net income (loss) attributable to OUTFRONT Media Inc.	(67.7)	6.1
Other comprehensive loss, net of tax:
Cumulative translation adjustments	1.3	(10.5)
Net actuarial gain	—	0.7
Change in fair value of interest rate swap agreements	1.2	(4.3)
Total other comprehensive loss, net of tax	2.5	(14.1)
Total comprehensive loss	$(65.2)	$(8.0)
See accompanying notes to unaudited consolidated financial statements.

OUTFRONT Media Inc.
Consolidated Statements of Equity
(Unaudited)

	Stockholders’ Equity
(in millions, except per share amounts)	Shares of Common Stock	Common Stock ($0.01 per share par value)	Additional Paid-In Capital	Distribution in Excess of Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Non-Controlling Interests	Total Equity
Balance as of December 31, 2019	143.6	$1.4	$2,074.7	$(964.6)	$(17.7)	$1,093.8	$32.6	$1,126.4
Net income	—	—	—	6.1	—	6.1	0.2	6.3
Other comprehensive loss	—	—	—	—	(14.1)	(14.1)	—	(14.1)
Stock-based payments:
Vested	1.0	—	—	—	—	—	—	—
Amortization	—	—	5.8	—	—	5.8	—	5.8
Shares paid for tax withholding for stock-based payments	(0.4)	—	(12.1)	—	—	(12.1)	—	(12.1)
Class A equity interest redemptions	0.2	—	4.4	—	—	4.4	(4.4)	—
Dividends ($0.38 per share)	—	—	—	(55.3)	—	(55.3)	—	(55.3)
Balance as of March 31, 2020	144.4	$1.4	$2,072.8	$(1,013.8)	$(31.8)	$1,028.6	$28.4	$1,057.0

			Stockholders’ Equity
(in millions, except per share amounts)	Shares of Series A Preferred Stock	Series A Preferred Stock ($0.01 per share par value)	Shares of Common Stock	Common Stock ($0.01 per share par value)	Additional Paid-In Capital	Distribution in Excess of Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Non-Controlling Interests	Total Equity
Balance as of December 31, 2020	0.4	$383.4	144.5	$1.4	$2,090.8	$(1,100.4)	$(18.0)	$973.8	$26.5	$1,383.7
Net loss	—	—	—	—	—	(67.7)	—	(67.7)	0.1	(67.6)
Other comprehensive loss	—	—	—	—	—	—	2.5	2.5	—	2.5
Stock-based payments:
Vested	—	—	1.0	0.1	—	—	—	0.1	—	0.1
Amortization	—	—	—	—	6.0	—	—	6.0	—	6.0
Shares paid for tax withholding for stock-based payments	—	—	(0.5)	—	(8.7)	—	—	(8.7)	—	(8.7)
Class A equity interest redemptions	—	—	0.5	—	10.7	—	—	10.7	(10.7)	—
Series A Preferred Stock dividends (7%)	—	—	—	—	—	(7.0)	—	(7.0)	—	(7.0)
Other	—	—	—	—	(3.3)	—	—	(3.3)	(1.5)	(4.8)
Balance as of March 31, 2021	0.4	$383.4	145.5	$1.5	$2,095.5	$(1,175.1)	$(15.5)	$906.4	$14.4	$1,304.2
See accompanying notes to unaudited consolidated financial statements.

OUTFRONT Media Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31,
(in millions)	2021	2020
Operating activities:
Net income (loss) attributable to OUTFRONT Media Inc.	$(67.7)	$6.1
Adjustments to reconcile net income (loss) to net cash flow provided by (used for) operating activities:
Net income attributable to non-controlling interests	0.1	0.2
Depreciation and amortization	36.4	36.0
Deferred tax benefit	(5.2)	(1.8)
Stock-based compensation	6.0	5.8
Provision for doubtful accounts	(2.8)	8.1
Accretion expense	0.7	0.6
Net gain on dispositions	(0.3)	(0.1)
Loss on extinguishment of debt	6.3	—
Equity in earnings of investee companies, net of tax	0.4	(0.4)
Distributions from investee companies	0.3	1.2
Amortization of deferred financing costs and debt discount and premium	1.9	1.3
Change in assets and liabilities, net of investing and financing activities:
Decrease in receivables	47.2	19.7
Increase in prepaid MTA equipment deployment costs	(3.6)	(18.2)
(Increase) decrease in prepaid expenses and other current assets	1.2	(2.8)
Decrease in accounts payable and accrued expenses	(46.1)	(46.0)
Increase in operating lease assets and liabilities	0.4	1.3
Increase in deferred revenues	12.8	11.1
Decrease in income taxes	(0.1)	(0.7)
Other, net	1.3	(6.5)
Net cash flow provided by (used for) operating activities	(10.8)	14.9

Investing activities:
Capital expenditures	(9.4)	(18.2)
Acquisitions	(15.8)	(6.6)
MTA franchise rights	(4.2)	(2.8)
Net proceeds from dispositions	1.1	0.3
Return of investment in investee companies	—	0.6
Net cash flow used for investing activities	(28.3)	(26.7)

Financing activities:
Proceeds from long-term debt borrowings	500.0	495.0
Repayments of long-term debt borrowings	(500.0)	—
Proceeds from borrowings under short-term debt facilities	—	15.0
Repayments of borrowings under short-term debt facilities	(80.0)	—
Payments of deferred financing costs	(7.1)	(0.4)
Payments of debt extinguishment charges	(4.7)	—
Taxes withheld for stock-based compensation	(8.8)	(11.8)
Dividends	(7.3)	(55.6)
Other	(3.7)	—
Net cash flow provided by (used for) financing activities	(111.6)	442.2

OUTFRONT Media Inc.
Consolidated Statements of Cash Flows (Continued)
(Unaudited)

	Three Months Ended
	March 31,
(in millions)	2021	2020
Effect of exchange rate changes on cash, cash equivalents and restricted cash	0.3	(1.7)
Net increase (decrease) in cash, cash equivalents and restricted cash	(150.4)	428.7
Cash, cash equivalents and restricted cash at beginning of period	712.0	60.9
Cash, cash equivalents and restricted cash at end of period	$561.6	$489.6

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$0.5	$0.8
Cash paid for interest	39.9	37.5

Non-cash investing and financing activities:
Accrued purchases of property and equipment	$3.8	$9.7
Accrued MTA franchise rights	7.0	5.0
Taxes withheld for stock-based compensation	—	0.2
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

Basis of Presentation and Use of Estimates

The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules of the Securities and Exchange Commission (the “SEC”). In the opinion of our management, the accompanying unaudited consolidated financial statements reflect all adjustments, consisting of normal and recurring adjustments, necessary for a fair statement of our financial position, results of operations and cash flows for the periods presented. Certain reclassifications of prior year’s data have been made to conform to the current period’s presentation. Consistent with 2021, amortization of direct lease acquisition costs previously reported in Amortization have been reclassified to conform with the current period’s presentation. The impact of the reclassification is a decrease in Amortization of $11.3 million in the three months ended March 31, 2020, and a corresponding increase in Selling, general and administrative expenses (“SG&A”) on the Consolidated Statement of Operations. These financial statements should be read in conjunction with the more detailed financial statements and notes thereto, included in our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on February 26, 2021.

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amount of revenues and expenses during the reporting period. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, including the impact of extraordinary events such as the novel coronavirus (“COVID-19”) pandemic, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions or conditions, including the severity and duration of the COVID-19 pandemic.

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

Note 2. New Accounting Standards

Adoption of New Accounting Standards

In the first quarter of 2021, we adopted the Financial Accounting Standards Board’s (the “FASB’s”) guidance for simplifying the accounting for income taxes by removing certain exceptions to the general principles of Accounting Standards Codification Topic 740, Income Taxes. The adoption of this guidance did not have a material effect on our consolidated financial statements.

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)

Recent Pronouncements

In March 2020, the FASB issued guidance providing optional expedients and exceptions for accounting for contracts, hedging relationships and other transactions that reference to the London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued because of reference rate reform, if certain criteria are met. The guidance is effective for all entities as of March 12, 2020, through December 31, 2022. We do not expect this guidance to impact our accounting for our existing debt and hedging instruments.

Note 3. Restricted Cash

We have an escrow agreement in connection with one of our transit franchise contracts, which requires us to deposit funds into an escrow account to fund capital expenditures over the term of the transit franchise contract. As of March 31, 2021, we have $1.6 million of restricted cash deposited in the escrow account.

	As of
(in millions)	March 31, 2021	March 31, 2020	December 31, 2020
Cash and cash equivalents	$560.0	$487.8	$710.4
Restricted cash	1.6	1.8	1.6
Cash, cash equivalents and restricted cash	$561.6	$489.6	$712.0

Note 4. Property and Equipment, Net

The table below presents the balances of major classes of assets and accumulated depreciation.

		As of
(in millions)	Estimated Useful Lives	March 31, 2021	December 31, 2020
Land		$102.6	$98.0
Buildings	20 to 40 years	48.6	48.3
Advertising structures	5 to 20 years	1,908.3	1,897.7
Furniture, equipment and other	3 to 10 years	170.7	168.5
Construction in progress		24.1	25.1
		2,254.3	2,237.6
Less: Accumulated depreciation		1,625.1	1,603.4
Property and equipment, net		$629.2	$634.2

Depreciation expense was $20.0 million in the three months ended March 31, 2021, and $21.0 million in the three months ended March 31, 2020.

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

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)
Our identifiable intangible assets consist of the following:

(in millions)	Gross	Accumulated Amortization	Net
As of March 31, 2021:
Permits and leasehold agreements	$1,200.4	$(787.9)	$412.5
Franchise agreements	519.1	(388.6)	130.5
Other intangible assets	22.1	(19.3)	2.8
Total intangible assets	$1,741.6	$(1,195.8)	$545.8

As of December 31, 2020:
Permits and leasehold agreements	$1,190.0	$(777.1)	$412.9
Franchise agreements	514.7	(383.7)	131.0
Other intangible assets	45.8	(42.2)	3.6
Total intangible assets	$1,750.5	$(1,203.0)	$547.5

All of our intangible assets, except goodwill, are subject to amortization. Amortization expense was $16.4 million in the three months ended March 31, 2021, and $15.0 million in the three months ended March 31, 2020.

Note 6. Leases

Lessee

As of March 31, 2021, we have operating lease assets of $1.4 billion, short-term operating lease liabilities of $185.7 million and non-current operating lease liabilities of $1.3 billion. As of December 31, 2020, we had operating lease assets of $1.4 billion, short-term operating lease liabilities of $176.5 million and non-current operating lease liabilities of $1.3 billion. As of March 31, 2021, the weighted-average remaining lease term was 10.5 years and the weighted-average discount rate was 5.4%.

For the three months ended March 31, 2021, we recorded operating lease costs of $93.7 million in Operating expenses and $2.1 million in Selling, general and administrative expenses. For the three months ended March 31, 2021, these costs include $13.9 million of variable operating lease costs. For the three months ended March 31, 2020, we recorded operating lease costs of $102.5 million in Operating expenses and $2.2 million in Selling, general and administrative expenses. For the three months ended March 31, 2020, these costs include $22.1 million of variable operating lease costs. For each of the three months ended March 31, 2021 and 2020, sublease income was immaterial.

For the three months ended March 31, 2021, cash paid for operating leases was $97.9 million and leased assets obtained in exchange for new operating lease liabilities was $69.1 million. For the three months ended March 31, 2020, cash paid for operating leases was $108.6 million and leased assets obtained in exchange for new operating lease liabilities was $77.2 million.

Lessor

We recorded rental income of $215.8 million for the three months ended March 31, 2021, and $262.3 million for the three months ended March 31, 2020, in Revenues on our Consolidated Statement of Operations.

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

(in millions)
As of December 31, 2020	$35.9
Accretion expense	0.7
Additions	0.1
Liabilities settled	(0.6)
As of March 31, 2021	$36.1

Note 8. Related Party Transactions

We have a 50% ownership interest in two joint ventures that operate transit shelters in the greater Los Angeles area and Vancouver, and four joint ventures which currently operate a total of seven billboard displays in New York and Boston. All of these joint ventures are accounted for as equity investments. These investments totaled $9.8 million as of March 31, 2021, and $10.5 million as of December 31, 2020, and are included in Other assets on the Consolidated Statements of Financial Position. We provided sales and management services to these joint ventures and recorded management fees in Revenues on the Consolidated Statement of Operations of $1.1 million in the three months ended March 31, 2021, and $1.5 million in the three months ended March 31, 2020.

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)
Note 9. Debt

Debt, net, consists of the following:

	As of
(in millions, except percentages)	March 31, 2021	December 31, 2020
Short-term debt:
Repurchase Facility	$—	$80.0
Total short-term debt	—	80.0

Long-term debt:
Term loan, due 2026	597.9	597.8

Senior unsecured notes:
5.625% senior unsecured notes, due 2024	—	501.3
6.250% senior unsecured notes, due 2025	400.0	400.0
5.000% senior unsecured notes, due 2027	650.0	650.0
4.250% senior unsecured notes, due 2029	500.0	—
4.625% senior unsecured notes, due 2030	500.0	500.0
Total senior unsecured notes	2,050.0	2,051.3

Debt issuance costs	(31.3)	(28.3)
Total long-term debt, net	2,616.6	2,620.8

Total debt, net	$2,616.6	$2,700.8

Weighted average cost of debt	4.3%	4.5%

Term Loan

The interest rate on the term loan due in 2026 (the “Term Loan”) was 1.9% per annum as of March 31, 2021. As of March 31, 2021, a discount of $2.1 million on the Term Loan remains unamortized. The discount is being amortized through Interest expense, net, on the Consolidated Statement of Operations.

Revolving Credit Facility

We also have a $500.0 million revolving credit facility, which matures in 2024 (the “Revolving Credit Facility,” together with the Term Loan, the “Senior Credit Facilities”).

As of March 31, 2021, there were no outstanding borrowings under the Revolving Credit Facility.

The commitment fee based on the amount of unused commitments under the Revolving Credit Facility was $0.4 million in the three months ended March 31, 2021, and $0.3 million in the three months ended March 31, 2020. As of March 31, 2021, we had issued letters of credit totaling approximately $2.1 million against the letter of credit facility sublimit under the Revolving Credit Facility.

Standalone Letter of Credit Facilities

As of March 31, 2021, we had issued letters of credit totaling approximately $72.0 million under our aggregate $78.0 million standalone letter of credit facilities. The total fees under the letter of credit facilities were immaterial in each of the three months ended March 31, 2021 and 2020.

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)

Accounts Receivable Securitization Facilities

As of March 31, 2021, we have a revolving accounts receivable securitization facility (the “AR Facility”), which terminates in June 2022, unless further extended, and a 364-day uncommitted structured repurchase facility (the “Repurchase Facility” and together with the AR Facility, the “AR Securitization Facilities”), which terminates in June 2021, unless further extended.

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

As of March 31, 2021, there were no outstanding borrowings under either the AR Facility or the Repurchase Facility. As of March 31, 2021, there was no borrowing capacity remaining under the AR Facility based on approximately $207.9 million of accounts receivable used as collateral for the AR Securitization Facilities and a related voluntary temporary suspension of the AR Facility, and there was $80.0 million of borrowing capacity remaining under the Repurchase Facility, in accordance with the agreements governing the AR Securitization Facilities. The commitment fee based on the amount of unused commitments under the AR Facility was immaterial for each of the three months ended March 31, 2021 and 2020.

Senior Unsecured Notes

On January 19, 2021, two of our wholly-owned subsidiaries, Outfront Media Capital LLC (“Finance LLC”) and Outfront Media Capital Corporation (“Finance Corp” and, together with Finance LLC, the “Borrowers”) issued $500.0 million aggregate principal amount of 4.250% Senior Unsecured Notes due 2029 (the “2029 Notes”) in a private placement. The 2029 Notes are fully and unconditionally guaranteed on a senior unsecured basis by the Company and each of its direct and indirect domestic subsidiaries that guarantee the Senior Credit Facilities. Interest on the 2029 Notes is payable on January 15 and July 15 of each year, beginning on July 15, 2021. On or after January 15, 2024, the Borrowers may redeem at any time, or from time to time, some or all of the 2029 Notes. Prior to such date, the Borrowers may redeem up to 40% of the aggregate principal amount with the net proceeds of certain equity offerings, provided that at least 50% of the aggregate principal amount of the 2029 Notes will remain outstanding after the redemption.

On February 16, 2021, we used the net proceeds from the issuance of the 2029 Notes, together with cash on hand, to redeem all of our outstanding 5.625% Senior Unsecured Notes due 2024 (the “2024 Notes”) and to pay accrued and unpaid interest on the 2024 Notes, if any, to, but excluding, the redemption date, and to pay fees and expenses in connection with the 2029 Notes offering and the 2024 Notes redemption. In the first quarter of 2021, we recorded a Loss on extinguishment of debt of $6.3 million relating to the 2024 Notes on the Consolidated Statement of Operations.

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)

Debt Covenants

Our credit agreement, dated as of January 31, 2014 (as amended, supplemented or otherwise modified, the “Credit Agreement”), governing the Senior Credit Facilities, the agreements governing the AR Securitization Facilities, and the indentures governing our senior unsecured notes contain customary affirmative and negative covenants, subject to certain exceptions, including but not limited to those that restrict the Company’s and its subsidiaries’ abilities to (i) pay dividends on, repurchase or make distributions in respect to the Company’s or its wholly-owned subsidiary, Outfront Media Capital LLC’s (“Finance LLC’s”) capital stock or make other restricted payments other than dividends or distributions necessary for us to maintain our REIT status, subject to certain conditions and exceptions, (ii) enter into agreements restricting certain subsidiaries’ ability to pay dividends or make other intercompany or third-party transfers, and (iii) incur additional indebtedness. One of the exceptions to the restriction on our ability to incur additional indebtedness is satisfaction of a Consolidated Total Leverage Ratio, which is the ratio of our consolidated total debt to our Consolidated EBITDA (as defined in the Credit Agreement) for the trailing four consecutive quarters, of no greater than 6.0 to 1.0. As of March 31, 2021, our Consolidated Total Leverage Ratio was 12.7 to 1.0 in accordance with the Credit Agreement.

The terms of the Credit Agreement (and under certain circumstances, the agreements governing the AR Securitization Facilities) require that we maintain a Consolidated Net Secured Leverage Ratio, which is the ratio of (i) our consolidated secured debt (less up to $150.0 million of unrestricted cash) to (ii) our Consolidated EBITDA (as defined in the Credit Agreement) for the trailing four consecutive quarters, of no greater than 4.5 to 1.0. As of March 31, 2021, our Consolidated Net Secured Leverage Ratio was 1.1 to 1.0 in accordance with the Credit Agreement. As of March 31, 2021, we are in compliance with our debt covenants.

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

Deferred Financing Costs

As of March 31, 2021, we had deferred $35.1 million in fees and expenses associated with the Term Loan, Revolving Credit Facility, AR Securitization Facilities and our senior unsecured notes. We are amortizing the deferred fees through Interest expense, net, on our Consolidated Statement of Operations over the respective terms of the Term Loan, Revolving Credit Facility, AR Securitization Facilities and our senior unsecured notes.

Interest Rate Swap Agreements

We have several interest rate cash flow swap agreements to effectively convert a portion of our LIBOR-based variable rate debt to a fixed rate and hedge our interest rate risk related to such variable rate debt. The fair value of these swap positions was a net liability of approximately $4.3 million as of March 31, 2021, and $5.6 million as of December 31, 2020, and is included in Other liabilities on our Consolidated Statement of Financial Position.

As of March 31, 2021, under the terms of these agreements, we will pay interest based on an aggregate notional amount of $200.0 million, under a weighted-average fixed interest rate of 2.7%, with a receive rate of one-month LIBOR and which mature at various dates until June 30, 2022. The one-month LIBOR rate was approximately 0.1% as of March 31, 2021.

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)
Fair Value

Under the fair value hierarchy, observable inputs such as unadjusted quoted prices in active markets for identical assets or liabilities are defined as Level 1; observable inputs other than quoted prices included within Level 1 that are either directly or indirectly observable for the asset or liability are defined as Level 2; and unobservable inputs for the asset or liability are defined as Level 3. The aggregate fair value of our debt, which is estimated based on quoted market prices of similar liabilities, was approximately $2.7 billion as of March 31, 2021, and $2.8 billion as of December 31, 2020. The fair value of our debt as of both March 31, 2021, and December 31, 2020, is classified as Level 2. The aggregate fair value loss associated with our interest rate cash flow swap agreements was approximately $4.3 million as of March 31, 2021, and $5.6 million as of December 31, 2020. The aggregate fair value of our interest rate cash flow swap agreements as of both March 31, 2021 and December 31, 2020, is classified as Level 2.

Note 10. Equity

As of March 31, 2021, 450,000,000 shares of our common stock, par value $0.01 per share, were authorized; 145,538,216 shares were issued and outstanding; and 50,000,000 shares of our preferred stock, par value $0.01 per share, were authorized with 400,000 shares of Series A Convertible Perpetual Preferred Stock (the “Series A Preferred Stock”), par value $0.01 per share, issued and outstanding.

The Series A Preferred Stock ranks senior to the shares of the Company’s common stock with respect to dividend and distribution rights. Holders of the Series A Preferred Stock are entitled to a cumulative dividend accruing at the initial rate of 7.0% per year, payable quarterly in arrears, subject to increases as set forth in the Articles Supplementary, effective as of April 20, 2020 (the “Articles”). Dividends may, at the option of the Company, be paid in cash, in-kind, through the issuance of additional shares of Series A Preferred Stock or a combination of cash and in-kind, until April 20, 2028, after which time dividends will be payable solely in cash. So long as any shares of Series A Preferred Stock remain outstanding, the Company may not declare a dividend on, or make any distributions relating to, capital stock that ranks junior to, or on a parity basis with, the Series A Preferred Stock, subject to certain exceptions, including but not limited to (i) any dividend or distribution in cash or capital stock of the Company on or in respect of the capital stock of the Company to the extent that such dividend or distribution is necessary to maintain the Company’s status as a REIT; and (ii) any dividend or distribution in cash in respect of our common stock that, together with the dividends or distributions during the 12-month period immediately preceding such dividend or distribution, is not in excess of 5% of the aggregate dividends or distributions paid by the Company necessary to maintain its REIT status during such 12-month period. If any dividends or distributions in respect of the shares of our common stock are paid in cash, the shares of Series A Preferred Stock will participate in the dividends or distributions on an as-converted basis up to the amount of their accrued dividend for such quarter, which amounts will reduce the dividends payable on the shares of Series A Preferred Stock dollar-for-dollar for such quarter. The Series A Preferred Stock is convertible at the option of any holder at any time into shares of our common stock at an initial conversion price of $16.00 per share and an initial conversion rate of 62.50 shares of our common stock per share of Series A Preferred Stock, subject to certain anti-dilution adjustments and a share cap as set forth in the Articles. Subject to certain conditions set forth in the Articles (including a change of control), each of the Company and the holders of the Series A Preferred Stock may convert or redeem the Series A Preferred Stock at the prices set forth in the Articles, plus any accrued and unpaid dividends.

During the three months ended March 31, 2021, we paid cash dividends of $7.0 million on the Series A Preferred Stock. As of March 31, 2021, the maximum number of shares of common stock that could be required to be issued on conversion of the outstanding shares of Series A Preferred Stock was 25.0 million shares.

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

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)
During the three months ended March 31, 2021, we made no distributions to holders of the Class A equity interests. As of March 31, 2021, 1,527,579 Class A equity interests have been redeemed for shares of the Company’s common stock.

We have a sales agreement in connection with an “at-the-market” equity offering program (the “ATM Program”), under which we may, from time to time, issue and sell shares of our common stock up to an aggregate offering price of $300.0 million. We have no obligation to sell any of our common stock under the sales agreement and may at any time suspend solicitations and offers under the sales agreement. No shares were sold under the ATM Program during the three months ended March 31, 2021. As of March 31, 2021, we had approximately $232.5 million of capacity remaining under the ATM Program.

Note 11. Revenues

The following table summarizes revenues by source:

	Three Months Ended
	March 31,
(in millions)	2021	2020
Billboard:
Static displays	$165.1	$201.1
Digital displays	49.3	60.4
Other	9.2	9.4
Billboard revenues	223.6	270.9
Transit:
Static displays	23.9	65.1
Digital displays	6.4	27.7
Other	4.6	7.4
Total transit revenues	34.9	100.2
Sports marketing and other	0.7	14.2
Transit and other revenues	35.6	114.4
Total revenues	$259.2	$385.3

Rental income was $215.8 million in the three months ended March 31, 2021, and $262.3 million in the three months ended March 31, 2020, and is recorded in Billboard revenues on the Consolidated Statement of Operations.

The following table summarizes revenues by geography:

	Three Months Ended
	March 31,
(in millions)	2021	2020
United States:
Billboard	$212.5	$256.5
Transit and other	32.9	98.2
Sports marketing and other	0.7	14.2
Total United States revenues	246.1	368.9
Canada	13.1	16.4
Total revenues	$259.2	$385.3

We recognized substantially all of the Deferred revenues on the Consolidated Statement of Financial Position as of December 31, 2020, during the three months ended March 31, 2021.

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)
Note 12. Restructuring Charges

As of March 31, 2021, $1.0 million in restructuring reserves remain outstanding and is included in Other current liabilities on the Consolidated Statement of Financial Position.

Note 13. Acquisitions

We completed several asset acquisitions for a total purchase price of approximately $15.8 million in the three months ended March 31, 2021, and $6.6 million in the three months ended March 31, 2020.

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

Note 14. Stock-Based Compensation

In the first quarter of 2021, the Company granted one-time equity award grants to our executive officers. The grant values of the one-time restricted share unit (“RSU”) awards were equal to 100% of each executive officer’s current base salary, and comprised of 60% performance-based RSUs (“PRSUs”), which contain a market and service condition, and 40% time-based RSUs, which only contain a service condition. The PRSU market condition will be based on the Company’s total shareholder return (“TSR”) relative to the TSRs of the companies in the iShares Evolved U.S. Media and Entertainment Index as of January 1, 2021, measured over a two-year performance period, with the number of PRSUs eligible to vest ranging from 0% to 200% of target based on a percentile ranking of the Company’s relative TSR. Subject to the market condition, these one-time equity grants will cliff vest in full on the second anniversary of the award grant date. A Monte Carlo method simulation has been used to estimate the grant date fair value of the PRSUs that have a market condition.

The following table summarizes our stock-based compensation expense for the three months ended March 31, 2021 and 2020.

	Three Months Ended
	March 31,
(in millions)	2021	2020
Stock-based compensation expenses (RSUs and PRSUs), before income taxes	$6.0	$5.8
Tax benefit	(0.3)	(0.4)
Stock-based compensation expense, net of tax	$5.7	$5.4

As of March 31, 2021, total unrecognized compensation cost related to non-vested RSUs and PRSUs was $52.6 million, which is expected to be recognized over a weighted average period of 2.1 years.

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)
RSUs and PRSUs

The following table summarizes activity for the three months ended March 31, 2021, of RSUs and PRSUs issued to our employees.

	Activity	Weighted Average Per Share Grant Date Fair Market Value
Non-vested as of December 31, 2020	2,208,059	$24.80
Granted:
RSUs	954,350	21.48
PRSUs	567,571	23.34
Vested:
RSUs	(651,997)	24.55
PRSUs	(239,202)	21.81
Forfeitures:
RSUs	(6,178)	25.48
PRSUs	(259,086)	30.63
Non-vested as of March 31, 2021	2,573,517	23.00

Stock Options

The following table summarizes activity for the three months ended March 31, 2021, of stock options issued to our employees.

	Activity	Weighted Average Exercise Price
Outstanding as of December 31, 2020	103,413	$26.39
Outstanding as of March 31, 2021	103,413	26.39

Exercisable as of March 31, 2021	103,413	26.39

As of March 31, 2021, all exercisable stock options issued to our employees were out-of-the-money based on the closing stock price of our common stock of $21.83.

Note 15. Retirement Benefits

The following table presents the components of net periodic pension cost and amounts recognized in other comprehensive income (loss) for our pension plans:

	Three Months Ended
	March 31,
(in millions)	2021	2020
Components of net periodic pension cost:
Service cost	$0.1	$0.4
Interest cost	0.5	0.7
Expected return on plan assets	(0.8)	(1.1)
Amortization of net actuarial losses(a)	0.2	0.3
Net periodic pension cost	$—	$0.3

(a)Reflects amounts reclassified from accumulated other comprehensive income to net income.

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)

In the three months ended March 31, 2021, we contributed $0.3 million to our pension plans. In 2021, we expect to contribute approximately $1.2 million to our pension plans.

Note 16. Income Taxes

We are organized in conformity with the requirements for qualification and taxation as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”) and, accordingly, we have not provided for U.S. federal income tax on our REIT taxable income that we distribute to our stockholders. We have elected to treat our subsidiaries that participate in certain non-REIT qualifying activities as TRSs. As such, we have provided for their federal, state and foreign income taxes.

Tax years 2017 to present are open for examination by the tax authorities.

Our effective income tax rate represents a combined annual effective tax rate for federal, state, local and foreign taxes applied to interim operating results.

In the three months ended March 31, 2021 and 2020, our effective tax rate differed from the U.S. federal statutory income tax rate primarily due to our REIT status, including the dividends paid deduction, the impact of state and local taxes, and the effect of foreign operations.

Note 17. Earnings Per Share (“EPS”)

	Three Months Ended
	March 31,
(in millions)	2021	2020
Net income (loss) available for common stockholders	$(67.7)	$6.1
Less: Distributions to holders of Series A Preferred Stock	7.0	—
Less: Distributions to holders of Class A equity interests of a subsidiary	—	0.4
Net income (loss) available for common stockholders, basic and diluted	$(74.7)	$5.7

Weighted average shares for basic EPS	144.8	143.9
Dilutive potential shares from grants of RSUs, PRSUs and stock options(a)	—	0.8
Weighted average shares for diluted EPS	144.8	144.7

(a)The potential impact of an aggregate 1.9 million granted RSUs, PRSUs and stock options in the three months ended March 31, 2021, and 0.5 million granted RSUs, PRSUs and stock options in the three months ended March 31, 2020, were antidilutive.
(b)The potential impact of 25.0 million shares of our common stock issuable upon conversion of the Series A Preferred Stock in the three months ended March 31, 2021, was antidilutive.
(c)The potential impact of 0.8 million of Class A equity interests of Outfront Canada in the three months ended March 31, 2021, and 1.1 million of Class A equity interests of Outfront Canada in the three months ended March 31, 2020, was antidilutive. (See Note 10. Equity to the Consolidated Financial Statements.)

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

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)

Under the MTA agreement, we are obligated to deploy, over a number of years, (i) 8,565 digital advertising screens on subway and train platforms and entrances, (ii) 37,716 smaller-format digital advertising screens on rolling stock, and (iii) 7,829 MTA communications displays, with such deployment amounts being subject to modification as agreed-upon by us and the MTA. In addition, we are obligated to pay to the MTA the greater of a percentage of revenues or a guaranteed minimum annual payment. Incremental revenues that exceed an annual base revenue amount will be retained by us for the cost of deploying advertising and communications displays throughout the transit system. As presented in the table below, recoupable MTA equipment deployment costs are recorded as Prepaid MTA equipment deployment costs and Intangible assets on our Consolidated Statement of Financial Position, and as these costs are recouped from incremental revenues that the MTA would otherwise be entitled to receive, Prepaid MTA equipment deployment costs will be reduced. If incremental revenues generated over the term of the agreement are not sufficient to cover all or a portion of the equipment deployment costs, the costs will not be recouped, which could have an adverse effect on our business, financial condition and results of operations. We did not recoup any equipment deployment costs in the three months ended March 31, 2021, and it is unlikely we will recoup equipment deployment costs in the remainder of 2021. In June 2020, we entered into an amendment to the MTA agreement, pursuant to which, (i) for up to $143.0 million of MTA equipment deployment costs to be incurred under the MTA agreement after June 2020, the MTA and the Company will directly pay 70% and 30% of the costs, respectively, instead of the costs being recoupable from incremental revenues generated under the agreement, and (ii) any guaranteed minimum annual payment amounts that would have been paid for the period from April 1, 2020 through December 31, 2020 (less any revenue share amounts actually paid during this period using an increased revenue share percentage of 65%) will instead be added in equal increments to the guaranteed minimum annual payment amounts owed for the period from January 1, 2022, through December 31, 2026. Our payment obligations with respect to guaranteed minimum annual payment amounts owed to the MTA resumed on January 1, 2021, in accordance with the terms of the MTA agreement, as amended. We have engaged, and will continue to engage, in constructive conversations with the MTA regarding possible modifications to the overall scope and term under the MTA agreement. As of March 31, 2021, 7,645 digital displays had been installed, of which 265 installations occurred in the three months ended March 31, 2021.

(in millions)	Beginning Balance	Deployment Costs Incurred	Recoupment/MTA Funding	Amortization	Ending Balance
Three months ended March 31, 2021:
Prepaid MTA equipment deployment costs	$204.6	$3.6	$—	$—	$208.2
Other current assets	28.0	9.1	(16.2)	—	20.9
Intangible assets (franchise agreements)	58.4	4.7	—	(2.5)	60.6
Total	$291.0	$17.4	$(16.2)	$(2.5)	$289.7

Year ended December 31, 2020:
Prepaid MTA equipment deployment costs	$171.5	$33.1	$—	$—	$204.6
Other current assets	—	44.4	(16.4)	—	28.0
Intangible assets (franchise agreements)	38.3	26.0	—	(5.9)	58.4
Total	$209.8	$103.5	$(16.4)	$(5.9)	$291.0

Letters of Credit

We have indemnification obligations with respect to letters of credit and surety bonds primarily used as security against non-performance in the normal course of business. As of March 31, 2021, the outstanding letters of credit were approximately $74.1 million and outstanding surety bonds were approximately $167.5 million, and were not recorded on the Consolidated Statements of Financial Position.

Legal Matters

On an ongoing basis, we are engaged in lawsuits and governmental proceedings and respond to various investigations, inquiries, notices and claims from national, state and local governmental and other authorities (collectively, “litigation”). Litigation is inherently uncertain and always difficult to predict. Although it is not possible to predict with certainty the

OUTFRONT Media Inc.
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

	Three Months Ended
	March 31,
(in millions)	2021	2020
Revenues:
U.S. Media	$245.4	$354.7
Other	13.8	30.6
Total revenues	$259.2	$385.3

We present Operating income (loss) before Depreciation, Amortization, Net gain on dispositions and Stock-based compensation (“Adjusted OIBDA”) as the primary measure of profit and loss for our operating segments.

	Three Months Ended
	March 31,
(in millions)	2021	2020
Net income (loss) before allocation to non-controlling interests	$(67.6)	$6.3
Benefit for income taxes	(4.7)	(1.7)
Equity in earnings of investee companies, net of tax	0.4	(0.4)
Interest expense, net	34.6	29.8
Loss on extinguishment of debt	6.3	—
Other income, net	—	(0.2)
Operating income (loss)	(31.0)	33.8
Net gain on dispositions	(0.3)	(0.1)
Depreciation and amortization(a)	36.4	36.0
Stock-based compensation	6.0	5.8
Total Adjusted OIBDA(a)	$11.1	$75.5

Adjusted OIBDA:
U.S. Media(a)	$24.6	$80.0
Other(a)	(2.0)	—
Corporate	(11.5)	(4.5)
Total Adjusted OIBDA(a)	$11.1	$75.5

(a)Consistent with the current year’s presentation, we have reclassified amortization of direct lease acquisition costs of $11.3 million in the three months ended March 31, 2020, of which $10.8 million was recorded in our U.S. Media segment and $0.5 million was recorded in Other, from Amortization to SG&A expenses, resulting in a corresponding decrease in Adjusted OIBDA.

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)

	Three Months Ended
	March 31,
(in millions)	2021	2020
Operating income (loss):
U.S. Media	$(8.6)	$47.4
Other	(4.9)	(3.3)
Corporate	(17.5)	(10.3)
Total operating income (loss)	$(31.0)	$33.8

Net gain on dispositions:
U.S. Media	$(0.3)	$(0.1)
Total gain on dispositions	$(0.3)	$(0.1)

Depreciation and amortization:
U.S. Media(a)	$33.5	$32.7
Other(a)	2.9	3.3
Total depreciation and amortization(a)	$36.4	$36.0

Capital expenditures:
U.S. Media	$8.9	$17.3
Other	0.5	0.9
Total capital expenditures	$9.4	$18.2

(a)Consistent with the current year’s presentation, we have reclassified amortization of direct lease acquisition costs of $11.3 million in the three months ended March 31, 2020, of which $10.8 million was recorded in our U.S. Media segment and $0.5 million was recorded in Other, from Amortization to SG&A expenses, resulting in a corresponding decrease in Adjusted OIBDA.

	As of
(in millions)	March 31, 2021	December 31, 2020
Assets:
U.S. Media	$4,950.8	$4,977.2
Other	245.8	249.5
Corporate	517.3	670.2
Total assets	$5,713.9	$5,896.9

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with our historical consolidated financial statements and the notes thereto appearing in our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the Securities and Exchange Commission (the “SEC”) on February 26, 2021, and the unaudited consolidated financial statements and the notes thereto included in this Quarterly Report on Form 10-Q. This MD&A contains forward-looking statements that involve numerous risks and uncertainties. The forward-looking statements are subject to a number of important factors, including, but not limited to, those factors discussed in the sections entitled “Risk Factors” in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on February 26, 2021, and the section entitled “Cautionary Statement Regarding Forward-Looking Statements” in this Quarterly Report on Form 10-Q, that could cause our actual results to differ materially from the results described herein or implied by such forward-looking statements. Except as otherwise indicated or unless the context otherwise requires, all references in this Quarterly Report on Form 10-Q to (i) “OUTFRONT Media,” “the Company,” “we,” “our,” “us” and “our company” mean OUTFRONT Media Inc., a Maryland corporation, and unless the context requires otherwise, its consolidated subsidiaries, and (ii) the “25 largest markets in the U.S.,” “approximately 150 markets in the U.S. and Canada” and “Nielsen Designated Market Areas” are based, in whole or in part, on Nielsen Media Research’s Designated Market Area rankings as of January 1, 2021.

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

U.S. Media. Our U.S. Media segment generated 12% of its revenues in the New York City metropolitan area in the three months ended March 31, 2021 and 22% in the three months ended March 31, 2020, and generated 15% in the Los Angeles metropolitan area in each of the three months ended March 31, 2021 and 2020. In the three months ended March 31, 2021, our U.S. Media segment generated $245.4 million of Revenues and $24.6 million of Operating income before Depreciation, Amortization, Net gain on dispositions and Stock-based compensation (“Adjusted OIBDA”). In the three months ended March 31, 2020, our U.S. Media segment generated $354.7 million of Revenues and $80.0 million of Adjusted OIBDA. (See the “Segment Results of Operations” section of this MD&A.)

Other (includes International and through June 30, 2020, Sports Marketing). In the three months ended March 31, 2021, Other generated $13.8 million of Revenues and an Adjusted OIBDA loss of $2.0 million. In the three months ended March 31, 2020, Other generated $30.6 million of Revenues and Adjusted OIBDA of $0.0 million.

COVID-19 Impact

The novel coronavirus (“COVID-19”) pandemic and the related preventative measures taken to help curb the spread, including shutdowns and slowdowns of, and restrictions on, businesses, public gatherings, social interactions and travel (including reductions in foot traffic, roadway traffic, commuting, transit ridership and overall target audiences) throughout the markets in which we do business have had, and may continue to have, a significant impact on the global economy and our business. Though generally we remain able to continue to sell and service our displays, governmental restrictions have eased in several of our markets and several of our markets have commenced their economic recoveries, our billboard and transit businesses in many of the top DMAs, such as New York and Los Angeles, are still experiencing the significant impacts of the COVID-19 pandemic. In 2021, the COVID-19 pandemic may continue to, among other things, (i) reduce or curtail our customers’ advertising expenditures and overall demand for our services through purchase cancellations or otherwise; (ii) increase the volatility of our customers’ advertising expenditure patterns from period-to-period through short-notice purchases, purchase deferrals or otherwise; and (iii) extend delays in the collection of certain earned advertising revenues from our customers, all of which could have a material adverse effect on our business, financial condition and results of operation in 2021.

As a result of the impact of the ongoing COVID-19 pandemic on our business and results of operations, we expect our key performance indicators and total revenues to incrementally improve throughout the remainder of 2021 as compared to 2020, but be materially lower in 2021 than pre-COVID-19 pandemic levels, particularly in our U.S. Media segment and with respect to our transit and other business. We expect total expenses to increase throughout the remainder of 2021 as compared to 2020, but be materially lower than pre-COVID-19 pandemic levels, particularly in our U.S. Media segment and with respect to our transit and other business. Additionally, we expect billboard property lease expenses, such as rental expenses, and posting, maintenance and other expenses, as a percentage of revenues, to decrease throughout the remainder of 2021 as compared to 2020, but be materially higher than pre-COVID-19 pandemic levels. We expect transit franchise expenses, such as transit franchise payments, as a percentage of revenues, to increase throughout the remainder of 2021 as compared to 2020, and be materially higher than pre-COVID-19 pandemic levels, primarily due to our guaranteed minimum annual payment amounts owed to the MTA, which resumed on January 1, 2021. The impacts described above with respect to 2020 were greatest in the second quarter of 2020, with incremental improvement in the third and fourth quarters of 2020. Accordingly, results for the three months ended March 31, 2021, are not indicative of the results that may be expected for the fiscal year ending December 31, 2021.

Throughout the ongoing COVID-19 pandemic, we have prioritized the health and safety of our employees and customers by (i) shifting to a secure remote workforce for personnel other than operations personnel who service our displays and certain other personnel, (ii) implementing deep cleaning, social distancing and other protective policies and practices in accordance with federal, state and local regulations and guidance across all offices and facilities that are open or in the process of reopening, (iii) restricting non-essential business travel, and (iv) communicating frequently with our employees and customers to address any concerns. None of these actions have caused a significant disruption in our ability to manage the continuity of our business or our internal controls. In addition, in order to preserve financial flexibility, increase liquidity and reduce expenses in light of the current uncertainty in the global economy and our business, we modified our business goals and undertook several actions to date, including, among other things, issuing the Series A Preferred Stock (as defined below) and certain senior unsecured notes; amending the Credit Agreement (as defined below) to modify the calculation of the Company’s financial maintenance covenant ratio under the Credit Agreement; suspending our quarterly dividend payments on our common stock, subject to the minimum annual REIT distribution requirement (which may be satisfied by making distributions to our common stockholders, our preferred stockholders (including holders of Series A Preferred Stock) or a combination of our stockholders); and reducing SG&A (as defined below) and posting, maintenance and other expenses.

We will continue in 2021 to focus on managing costs and expenses to offset any decreases in revenues in 2021 as compared to pre-COVID-19 pandemic levels. However, we have resumed capital investments in a measured manner, including taking a highly selective approach to new acquisition activity, based on our current financial condition. In addition, we have engaged, and will continue to engage, in constructive conversations with our billboard ground lease landlords and transit franchise partners to mitigate any increases as a percentage of revenues in billboard property lease expenses, transit franchise expenses and posting, maintenance and other expenses.

We continue to monitor the evolving situation and guidance from federal, state and local public health authorities and may take additional actions based on their recommendations. When the COVID-19 pandemic subsides, there can be no assurances as to the time it may take to generate revenues at pre-COVID-19 pandemic levels. There remains uncertainty around the severity and duration of the COVID-19 pandemic and the measures taken, or may be taken, in response to the COVID-19 pandemic, which will depend on numerous factors, including, among others, the emergence of new cases of COVID-19 or its variants, hospitalization and mortality rates, and the availability and distribution of safe and effective treatments and vaccines. Accordingly, the Company cannot reasonably estimate the full impact of the COVID-19 pandemic on our business, financial condition and results of operations at this time, which may be material.

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

We have built or converted 17 new digital billboard displays in the U.S. during the three months ended March 31, 2021. Additionally, in the three months ended March 31, 2021, we entered into marketing arrangements to sell advertising on six third-party digital billboard displays in the U.S. In the three months ended March 31, 2021, we have built, converted or replaced

271 digital transit and other displays in the U.S. and three digital transit and other displays in Canada. The following table sets forth information regarding our digital displays.

	Digital Revenues (in millions) for the Three Months Ended March 31, 2021(a)			Number of Digital Displays as of March 31, 2021(a)
Location	Digital Billboard	Digital Transit and Other	Total Digital Revenues	Digital Billboard Displays	Digital Transit and Other Displays	Total Digital Displays
United States	$45.1	$6.3	$51.4	1,258	9,171	10,429
Canada	4.2	0.1	4.3	222	108	330
Total	$49.3	$6.4	$55.7	1,480	9,279	10,759

(a)Digital display amounts include 3,293 displays reserved for transit agency use. Our number of digital displays is impacted by acquisitions, dispositions, management agreements, the net effect of new and lost billboards, and the net effect of won and lost franchises in the period.

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

We have a diversified base of customers across various industries. During the three months ended March 31, 2021, our largest categories of advertisers were professional services, healthcare/pharmaceuticals and retail, each of which represented approximately 13%, 9% and 8% of our total U.S. Media segment revenues, respectively. During the three months ended March 31, 2020, our largest categories of advertisers were professional services, computers/internet and retail, each of which represented approximately 10%, 9% and 9% of our total U.S. Media segment revenues, respectively.

Our large-scale portfolio allows our customers to reach a national audience and also provides the flexibility to tailor campaigns to specific regions or markets. In the three months ended March 31, 2021, we generated approximately 38% of our U.S. Media segment revenues from national advertising campaigns compared to approximately 43% in the same prior-year period.

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

	Three Months Ended
	March 31,		%
(in millions, except percentages)	2021	2020	Change
Revenues	$259.2	$385.3	(33)%
Organic revenues(a)(b)	259.2	372.1	(30)
Operating income (loss)	(31.0)	33.8	*
Adjusted OIBDA(b)(c)	11.1	75.5	(85)
Adjusted OIBDA(b)(c) margin	4%	20%
Funds from operations (“FFO”)(b) attributable to OUTFRONT Media Inc.	(30.4)	44.7	*
Adjusted FFO (“AFFO”)(b) attributable to OUTFRONT Media Inc.	(24.5)	40.0	*
Net income (loss) attributable to OUTFRONT Media Inc.	(67.7)	6.1	*

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
(b)See the “Reconciliation of Non-GAAP Financial Measures” and “Revenues” sections of this MD&A for reconciliations of Operating income (loss) to Adjusted OIBDA, Net income (loss) attributable to OUTFRONT Media Inc. to FFO attributable to OUTFRONT Media Inc. and AFFO attributable to OUTFRONT Media Inc. and Revenues to organic revenues.
(c)Consistent with the current year’s presentation, we have reclassified amortization of direct lease acquisition costs of $11.3 million in the three months ended March 31, 2020, from Amortization to Selling, general and administrative expenses, resulting in a corresponding decrease in Adjusted OIBDA.

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

	Three Months Ended
	March 31,
(in millions, except per share amounts)	2021	2020
Total revenues	$259.2	$385.3

Operating income (loss)	$(31.0)	$33.8
Net gain on dispositions	(0.3)	(0.1)
Depreciation	20.0	21.0
Amortization(a)	16.4	15.0
Stock-based compensation	6.0	5.8
Adjusted OIBDA(a)	$11.1	$75.5
Adjusted OIBDA(a) margin	4%	20%

Net income (loss) attributable to OUTFRONT Media Inc.	$(67.7)	$6.1
Depreciation of billboard advertising structures	14.1	15.5
Amortization of real estate-related intangible assets	12.4	12.0
Amortization of direct lease acquisition costs	11.2	11.3
Net gain on disposition of real estate assets	(0.3)	(0.1)
Adjustment related to non-controlling interests	(0.1)	(0.1)
FFO attributable to OUTFRONT Media Inc.	(30.4)	44.7
Non-cash portion of income taxes	(5.2)	(2.5)
Cash paid for direct lease acquisition costs	(12.1)	(14.9)
Maintenance capital expenditures	(3.6)	(4.8)
Other depreciation	5.9	5.5
Other amortization	4.0	3.0
Stock-based compensation	6.0	5.8
Non-cash effect of straight-line rent	2.0	1.3
Accretion expense	0.7	0.6
Amortization of deferred financing costs	1.9	1.3
Loss on extinguishment of debt	6.3	—
AFFO attributable to OUTFRONT Media Inc.	$(24.5)	$40.0

(a)Consistent with the current year’s presentation, we have reclassified amortization of direct lease acquisition costs of $11.3 million in the three months ended March 31, 2020, from Amortization to Selling, general and administrative expenses, resulting in a corresponding decrease in Adjusted OIBDA.

FFO in the three months ended March 31, 2021, was a deficit of $30.4 million compared to FFO of $44.7 million in the same prior-year period. AFFO in the three months ended March 31, 2021, was a deficit of $24.5 million compared AFFO of $40.0 million in the same prior-year period. The decreases were primarily due to the impact of the COVID-19 pandemic on revenues, partially offset by cost reduction measures taken in response to the COVID-19 pandemic.

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

	Three Months Ended
	March 31,		%
(in millions, except percentages)	2021	2020	Change
Revenues:
Billboard	$223.6	$270.9	(17)%
Transit and other	35.6	114.4	(69)
Total revenues	$259.2	$385.3	(33)

Organic revenues(a):
Billboard	$223.6	$271.7	(18)
Transit and other	35.6	100.4	(65)
Total organic revenues(a)	259.2	372.1	(30)
Non-organic revenues:
Billboard	—	(0.8)	*
Transit and other	—	14.0	*
Total non-organic revenues	—	13.2	*
Total revenues	$259.2	$385.3	(33)

*Calculation is not meaningful.
(a)Organic revenues exclude revenues associated with a disposition and the impact of foreign currency exchange rates (“non-organic revenues”).

Total revenues decreased by $126.1 million, or 33%, and organic revenues decreased $112.9 million, or 30%, in the three months ended March 31, 2021, compared to the same prior-year period.

In the three months ended March 31, 2020, non-organic revenues exclude the impact of the Sports Disposition and reflect the impact of foreign currency exchange rates.

Total billboard revenues decreased $47.3 million, or 17%, in the three months ended March 31, 2021, compared to the same prior-year period, principally driven by a decline in average revenue per display (yield) as a result of the impact of the COVID-19 pandemic on customer advertising expenditures and overall demand for our services.

Organic billboard revenues decreased $48.1 million, or 18%, in the three months ended March 31, 2021, compared to the same prior-year period, principally driven by a decline in average revenue per display (yield) as a result of the impact of the COVID-19 pandemic on customer advertising expenditures and overall demand for our services.

Total transit and other revenues decreased $78.8 million, or 69%, in the three months ended March 31, 2021, compared to the same prior-year period, principally driven by a decline in average revenue per display (yield) as a result of the impact of the COVID-19 pandemic on customer advertising expenditures and overall demand for our services, and the impact of the Sports Disposition.

Organic transit and other revenues decreased $64.8 million, or 65%, in the three months ended March 31, 2021, compared to the same prior-year period, is due to a decline in average revenue per display (yield) as a result of the impact of the COVID-19 pandemic on customer advertising expenditures and overall demand for our services.

Expenses

	Three Months Ended
	March 31,		%
(in millions, except percentages)	2021	2020	Change
Expenses:
Operating	$177.6	$224.8	(21)%
Selling, general and administrative(a)	76.5	90.8	(16)
Net gain on dispositions	(0.3)	(0.1)	*
Depreciation	20.0	21.0	(5)
Amortization(a)	16.4	15.0	9
Total expenses	$290.2	$351.5	(17)

*Calculation is not meaningful.
(a)Consistent with the current year’s presentation, we have reclassified amortization of direct lease acquisition costs of $11.3 million in three months ended March 31, 2020, from Amortization to Selling, general and administrative expenses.

Operating Expenses

	Three Months Ended
	March 31,		%
(in millions, except percentages)	2021	2020	Change
Operating expenses:
Billboard property lease	$94.1	$102.8	(8)%
Transit franchise	39.6	57.8	(31)
Posting, maintenance and other	43.9	64.2	(32)
Total operating expenses	$177.6	$224.8	(21)

Billboard property lease expenses represented 42% of billboard revenues in the three months ended March 31, 2021, and 38% in the three months ended March 31, 2020.

Transit franchise expenses represented 131% of transit display revenues in the three months ended March 31, 2021 and 62% in the three months ended March 31, 2020. The increase in transit franchise expense as a percentage of revenues is primarily driven by guaranteed minimum annual payments to the New York Metropolitan Transportation Authority (the “MTA”).

Billboard property lease and transit franchise expenses decreased $26.9 million in the three months ended March 31, 2021, compared to the same prior-year period, due primarily to lower billboard and transit revenues resulting from the impact of the COVID-19 pandemic and the impact of agreements with landlords and transit franchise partners to modify our existing minimum lease payments and guaranteed minimum annual payments to revenue share percentages.

Posting, maintenance and other expenses decreased $20.3 million, or 32%, in the three months ended March 31, 2021, compared to the same prior-year period, primarily due to the impact of the COVID-19 pandemic and the related restrictions in the top DMAs reducing or curtailing customer advertising expenditures and overall demand for our services, and the impact of the Sports Disposition.

Selling, General and Administrative Expenses (“SG&A”)

SG&A expenses represented 30% of Revenues in the three months ended March 31, 2021 and 24% in the same prior-year period. SG&A expenses decreased $14.3 million, or 16%, in the three months ended March 31, 2021, compared to the same prior-year period, primarily driven by a lower provision for doubtful allowances and lower expenses resulting from the Sports Disposition. Consistent with the current year’s presentation, we have reclassified amortization of direct lease acquisition costs of $11.3 million in three months ended March 31, 2020 from Amortization to Selling, general and administrative expenses.

Net Gain on Dispositions

Net gain on dispositions was $0.3 million for the three months ended March 31, 2021, compared to $0.1 million for the same prior-year period.

Depreciation

Depreciation decreased $1.0 million, or 5%, in the three months ended March 31, 2021, compared to the same prior-year period.

Amortization

Amortization increased $1.4 million, or 9%, in the three months ended March 31, 2021, compared to the same prior-year period, principally driven by higher amortization of intangible assets. Consistent with the current year’s presentation, we have reclassified amortization of direct lease acquisition costs of $11.3 million in three months ended March 31, 2020 from Amortization to Selling, general and administrative expenses.

Interest Expense, Net

Interest expense, net, was $34.6 million (including $1.9 million of deferred financing costs) in the three months ended March 31, 2021, and $29.8 million (including $1.3 million of deferred financing costs) in the same prior-year period. The increase in Interest expense, net, was primarily due to a higher outstanding average debt balance, partially offset by lower interest rates.

Loss on Extinguishment of Debt

In the first quarter of 2021, we recorded a loss on extinguishment of debt of $6.3 million relating to the redemption of our 5.625% Senior Unsecured Notes due 2024.

Benefit for Income Taxes

Benefit for income taxes increased $3.0 million, or 176%, in the three months ended March 31, 2021, compared to the same prior-year period, due primarily to a higher taxable REIT subsidiary loss in the three months ended March 31, 2021 compared to the same prior-year period.

Net Income (Loss)

Net loss before allocation to non-controlling interests was $67.6 million in the three months ended March 31, 2021, compared Net income before allocation to non-controlling interests of $6.3 million in the same prior-year period, due primarily to the impact of the COVID-19 pandemic, partially offset by the impact of cost reduction measures taken in response, and higher interest expense.

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

The following table presents our Revenues, Adjusted OIBDA and Operating income (loss) by segment in the three months ended March 31, 2021 and 2020. In the third quarter of 2020, we completed the Sports Disposition. Historical operating results for our Sports Marketing operating segment through June 30, 2020, are included in Other.

	Three Months Ended
	March 31,
(in millions)	2021	2020
Revenues:
U.S. Media	$245.4	$354.7
Other	13.8	30.6
Total revenues	$259.2	$385.3

Operating income (loss)	$(31.0)	$33.8
Net gain on dispositions	(0.3)	(0.1)
Depreciation	20.0	21.0
Amortization(a)	16.4	15.0
Stock-based compensation(b)	6.0	5.8
Total Adjusted OIBDA(a)	$11.1	$75.5

Adjusted OIBDA:
U.S. Media(a)	$24.6	$80.0
Other(a)	(2.0)	—
Corporate	(11.5)	(4.5)
Total Adjusted OIBDA(a)	$11.1	$75.5

Operating income (loss):
U.S. Media	$(8.6)	$47.4
Other	(4.9)	(3.3)
Corporate	(17.5)	(10.3)
Total operating income (loss)	$(31.0)	$33.8

(a)Consistent with the current year’s presentation, we have reclassified amortization of direct lease acquisition costs of $11.3 million in the three months ended March 31, 2020, of which $10.8 million was recorded in our U.S. Media segment and $0.5 million was recorded in Other, from Amortization to SG&A expenses, resulting in a corresponding decrease in Adjusted OIBDA.
(b)Stock-based compensation is classified as Corporate expense.

U.S. Media

	Three Months Ended
	March 31,		%
(in millions, except percentages)	2021	2020	Change
Revenues:
Billboard	$212.5	$256.5	(17)%
Transit and other	32.9	98.2	(66)
Total revenues	245.4	354.7	(31)
Operating expenses	(166.1)	(202.7)	(18)
SG&A expenses(a)	(54.7)	(72.0)	(24)
Adjusted OIBDA(a)	$24.6	$80.0	(69)
Adjusted OIBDA(a) margin	10%	23%

Operating income (loss)	$(8.6)	$47.4	(118)
Net gain on dispositions	(0.3)	(0.1)	200
Depreciation and amortization(a)	33.5	32.7	2
Adjusted OIBDA(a)	$24.6	$80.0	(69)

*    Calculation is not meaningful.
(a)Consistent with the current year’s presentation, we have reclassified amortization of direct lease acquisition costs of $10.8 million in the three months ended March 31, 2020, in our U.S. Media segment from Amortization to SG&A expenses, resulting in a corresponding decrease in Adjusted OIBDA.

Total U.S. Media segment revenues decreased $109.3 million, or 31%, in the three months ended March 31, 2021, compared to the same prior-year period, due primarily to a decline in average revenue per display (yield) as a result of the impact of the COVID-19 pandemic on customer advertising expenditures and overall demand for our services. In the three months ended March 31, 2021, we generated approximately 38% of our U.S. Media segment revenues from national advertising campaigns and 43% in the same prior-year period.

Revenues from U.S. Media segment billboards decreased $44.0 million, or 17%, in the three months ended March 31, 2021, compared to the same prior-year period, reflecting a decline in average revenue per display (yield) as a result of the impact of the COVID-19 pandemic on customer advertising expenditures and overall demand for our services.

Transit and other revenues in the U.S. Media segment decreased $65.3 million, or 66%, in the three months ended March 31, 2021, compared to the same prior-year period, driven by a decline in average revenue per display (yield) as a result of the impact of the COVID-19 pandemic on customer advertising expenditures and overall demand for our services.

U.S. Media segment operating expenses decreased $36.6 million, or 18%, in the three months ended March 31, 2021, compared to the same prior-year period, primarily driven by lower billboard and transit revenues resulting from the impact of the COVID-19 pandemic and the impact of agreements with landlords and transit franchise partners to modify our existing minimum lease payments and guaranteed minimum annual payments to revenue share percentages. U.S. Media segment SG&A expenses decreased $17.3 million, or 24%, in the three months ended March 31, 2021, compared to the same prior-year period, primarily driven by a lower provision for doubtful allowances and lower compensation-related costs.

U.S. Media segment Adjusted OIBDA decreased $55.4 million, or 69%, in the three months ended March 31, 2021, compared to the same prior-year period. Adjusted OIBDA margin was 10% in the three months ended March 31, 2021, and 23% in the same prior-year period.

Other

	Three Months Ended
	March 31,		%
(in millions, except percentages)	2021	2020	Change
Revenues:
Billboard	$11.1	$14.4	(23)%
Transit and other	2.7	16.2	(83)
Total revenues	$13.8	$30.6	(55)

Organic revenues(a):
Billboard	$11.1	$15.2	(27)
Transit and other	2.7	2.2	23
Total organic revenues(a)	13.8	17.4	(21)
Non-organic revenues:
Billboard	—	(0.8)	*
Transit and other	—	14.0	*
Total non-organic revenues	—	13.2	*
Total revenues	13.8	30.6	(55)
Operating expenses	(11.5)	(22.1)	(48)
SG&A expenses(b)	(4.3)	(8.5)	(49)
Adjusted OIBDA(b)	$(2.0)	$—	*
Adjusted OIBDA(b) margin	(14)%	—%

Operating loss	$(4.9)	$(3.3)	48
Depreciation and amortization(b)	2.9	3.3	(12)
Adjusted OIBDA(b)	$(2.0)	$—	*

*    Calculation is not meaningful.
(a)Organic revenues exclude revenues associated with a disposition and the impact of foreign currency exchange rates (“non-organic revenues”).
(b)Consistent with the current year’s presentation, we have reclassified amortization of direct lease acquisition costs of $0.5 million in the three months ended March 31, 2020, in Other from Amortization to SG&A expenses, resulting in a corresponding decrease in Adjusted OIBDA.

In the third quarter of 2020, we completed the Sports Disposition. The operating results of our Sports Marketing operating segment through June 30, 2020, are included in our Consolidated Financial Statements.

Total Other revenues decreased $16.8 million, or 55%, in the three months ended March 31, 2021, compared to the same prior-year period, reflecting the Sports Disposition and a decline in average revenue per display (yield) as a result of the impact of the COVID-19 pandemic on customer advertising expenditures and overall demand for our services.

In the three months ended March 31, 2020, non-organic revenues exclude the impact of the Sports Disposition and reflect the impact of foreign currency exchange rates.

Organic Other revenues decreased $3.6 million, or 21%, in the three months ended March 31, 2021, compared to the same prior-year period, reflecting a decline in average revenue per display (yield) as a result of the impact of the COVID-19 pandemic on customer advertising expenditures and overall demand for our services.

Other operating expenses decreased $10.6 million, or 48%, in the three months ended March 31, 2021, compared to the same prior-year period, primarily driven by the impact of the Sports Disposition and lower billboard and transit revenues. Other SG&A expenses decreased $4.2 million, or 49%, in the three months ended March 31, 2021, compared to the prior-year period, primarily driven by the impact of the Sports Disposition.

Other incurred an Adjusted OIBDA loss of $2.0 million in the three months ended March 31, 2021, compared to Adjusted OIBDA of $0.0 million in the same prior-year period. The decrease was due primarily to a decline in average revenue per display (yield) as a result of the impact of the COVID-19 pandemic on customer advertising expenditures and overall demand for our services, and the impact of the Sports Disposition.

Corporate

Corporate expenses primarily include expenses associated with employees who provide centralized services. Corporate expenses, excluding stock-based compensation, were $11.5 million in the three months ended March 31, 2021, compared to $4.5 million in the same prior-year period. The increase was primarily due to the impact of market fluctuations on an equity-linked retirement plan offered by the Company to certain employees and higher compensation-related expenses.

Liquidity and Capital Resources

	As of
(in millions, except percentages)	March 31, 2021	December 31, 2020	% Change
Assets:
Cash and cash equivalents	$560.0	$710.4	*
Restricted cash	1.6	1.6	—%
Receivables, less allowance ($22.7 in 2021 and $26.3 in 2020)	164.9	209.2	(21)
Prepaid lease and transit franchise costs	9.1	5.4	69
Other prepaid expenses	13.9	14.4	(3)
Other current assets	28.0	33.7	(17)
Total current assets	777.5	974.7	(20)
Liabilities:
Accounts payable	56.8	64.9	(12)
Accrued compensation	30.9	35.0	(12)
Accrued interest	17.5	24.5	(29)
Accrued lease and transit franchise costs	39.1	65.8	(41)
Other accrued expenses	40.0	38.0	5
Deferred revenues	42.3	29.5	43
Short-term debt	—	80.0	(100)
Short-term operating lease liabilities	185.7	176.5	5
Other current liabilities	20.4	20.7	(1)
Total current liabilities	432.7	534.9	(19)
Working capital	$344.8	$439.8	(22)

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

In addition, as part of our growth strategy, we frequently evaluate strategic opportunities to acquire new businesses, assets or digital technology. Consistent with this strategy, we regularly evaluate potential acquisitions, ranging from small transactions to larger acquisitions, which transactions could be funded through cash on hand, additional borrowings, equity or other securities, or some combination thereof. In response to the ongoing COVID-19 pandemic, we have taken a highly selective approach to new acquisition activity.

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

Although we have taken several actions to date to preserve our financial flexibility and increase our liquidity, our short-term and long-term cash needs and related funding capability may be adversely affected by the impact of the ongoing COVID-19 pandemic if cash on hand and operating cash flows decrease in 2021, and our ability to issue debt and equity securities and/or borrow under our existing or new credit facilities on reasonable pricing terms, or at all, may become uncertain. (See the “Overview—COVID-19 Impact” section of this MD&A.)

The decrease in working capital as of March 31, 2021, compared to as of December 31, 2020, is primarily driven by lower cash and receivables, partially offset by lower short-term debt, accounts payable and accrued expenses.

Under the MTA agreement, we are obligated to deploy, over a number of years, (i) 8,565 digital advertising screens on subway and train platforms and entrances, (ii) 37,716 smaller-format digital advertising screens on rolling stock, and (iii) 7,829 MTA communications displays, with such deployment amounts being subject to modification as agreed-upon by us and the MTA. In addition, we are obligated to pay to the MTA the greater of a percentage of revenues or a guaranteed minimum annual payment. Incremental revenues that exceed an annual base revenue amount will be retained by us for the cost of deploying advertising and communications displays throughout the transit system. As presented in the table below, recoupable MTA equipment deployment costs are being recorded as Prepaid MTA equipment deployment costs and Intangible assets on our Consolidated Statement of Financial Position, and as these costs are recouped from incremental revenues that the MTA would otherwise be entitled to receive, Prepaid MTA equipment deployment costs will be reduced. If incremental revenues generated over the term of the agreement are not sufficient to cover all or a portion of the equipment deployment costs, the costs will not be recouped, which could have an adverse effect on our business, financial condition and results of operation. We did not recoup any equipment deployment costs in the three months ended March 31, 2021, and it is unlikely we will recoup equipment deployment costs in 2021. In June 2020, we entered into an amendment to the MTA agreement, pursuant to which (i) for up to $143.0 million of MTA equipment deployment costs to be incurred under the MTA agreement after June 2020, the MTA and the Company will directly pay 70% and 30% of the costs, respectively, instead of the costs being recoupable from incremental revenues generated under the agreement, and (ii) any guaranteed minimum annual payment amounts that would have been paid for the period from April 1, 2020 through December 31, 2020 (less any revenue share amounts actually paid during this period using an increased revenue share percentage of 65%) will instead be added in equal increments to the guaranteed minimum annual payment amounts owed for the period from January 1, 2022, through December 31, 2026. Our payment obligations with respect to guaranteed minimum annual payment amounts owed to the MTA resumed on January 1, 2021, in accordance with the terms of the MTA agreement, as amended. We have engaged, and will continue to engage, in constructive conversations with the MTA regarding possible modifications to the overall scope and term under the MTA agreement. While we are engaging in these conversations with the MTA, we have temporarily suspended deployment beginning in the first quarter of 2021. Accordingly, for the full year of 2021, we expect our MTA equipment deployment costs to be approximately $100.0 million. We may utilize cash on hand and/or incremental third-party financing to fund equipment deployment costs over the next couple of years. However, given the uncertainty in the market around the severity and duration of the COVID-19 pandemic, we cannot reasonably estimate the aggregate financing amount, if any, at this time. As of March 31, 2021, we have issued surety bonds in favor of the MTA totaling approximately $136.0 million, which amount is subject to change as equipment installations are completed and revenues are generated. We expect transit franchise expenses, as a percentage of revenues, to increase in 2021 as compared to 2020, and be materially higher than pre-COVID-19 pandemic levels. (See the “Overview—COVID-19 Impact” section of this MD&A.) As indicated in the table below, we incurred $17.4 million related to MTA equipment deployment costs in the three months ended March 31, 2021 (which includes equipment deployment costs related to future deployments), for a total of $368.5 million to date, of which $33.9 million had been recouped from incremental revenues to date and as of March 31, 2021, $53.5 million is to be funded by the MTA. As of March 31, 2021, 7,645 digital displays had been installed, of which 265 installations occurred in the three months ended March 31, 2021.

(in millions)	Beginning Balance	Deployment Costs Incurred	Recoupment/MTA Funding	Amortization	Ending Balance
Three months ended March 31, 2021:
Prepaid MTA equipment deployment costs	$204.6	$3.6	$—	$—	$208.2
Other current assets	28.0	9.1	(16.2)	—	20.9
Intangible assets (franchise agreements)	58.4	4.7	—	(2.5)	60.6
Total	$291.0	$17.4	$(16.2)	$(2.5)	$289.7

Year ended December 31, 2020:
Prepaid MTA equipment deployment costs	$171.5	$33.1	$—	$—	$204.6
Other current assets	—	44.4	(16.4)	—	28.0
Intangible assets (franchise agreements)	38.3	26.0	—	(5.9)	58.4
Total	$209.8	$103.5	$(16.4)	$(5.9)	$291.0

Debt

Debt, net, consists of the following:

	As of
(in millions, except percentages)	March 31, 2021	December 31, 2020
Short-term debt:
Repurchase Facility	$—	$80.0
Total short-term debt	—	80.0

Long-term debt:
Term loan, due 2026	597.9	597.8

Senior unsecured notes:
5.625% senior unsecured notes, due 2024	—	501.3
6.250% senior unsecured notes, due 2025	400.0	400.0
5.000% senior unsecured notes, due 2027	650.0	650.0
4.250% senior unsecured notes, due 2029	500.0	—
4.625% senior unsecured notes, due 2030	500.0	500.0
Total senior unsecured notes	2,050.0	2,051.3

Debt issuance costs	(31.3)	(28.3)
Total long-term debt, net	2,616.6	2,620.8

Total debt, net	$2,616.6	$2,700.8

Weighted average cost of debt	4.3%	4.5%

	Payments Due by Period
(in millions)	Total	2021	2022-2023	2024-2025	2026 and thereafter
Long-term debt	$2,650.0	$—	$—	$400.0	$2,250.0
Interest	810.0	115.9	226.8	213.9	253.4
Total	$3,460.0	$115.9	$226.8	$613.9	$2,503.4

Term Loan

The interest rate on the term loan due in 2026 (the “Term Loan”) was 1.9% per annum as of March 31, 2021. As of March 31, 2021, a discount of $2.1 million on the Term Loan remains unamortized. The discount is being amortized through Interest expense, net, on the Consolidated Statement of Operations.

Revolving Credit Facility

We also have a $500.0 million revolving credit facility, which matures in 2024 (the “Revolving Credit Facility,” together with the Term Loan, the “Senior Credit Facilities”).

As of March 31, 2021, there were no outstanding borrowings under the Revolving Credit Facility.

The commitment fee based on the amount of unused commitments under the Revolving Credit Facility was $0.4 million in the three months ended March 31, 2021, and $0.3 million in the three months ended March 31, 2020. As of March 31, 2021, we had issued letters of credit totaling approximately $2.1 million against the letter of credit facility sublimit under the Revolving Credit Facility.

Standalone Letter of Credit Facilities

As of March 31, 2021, we had issued letters of credit totaling approximately $72.0 million under our aggregate $78.0 million standalone letter of credit facilities. The total fees under the letter of credit facilities were immaterial in each of the three months ended March 31, 2021 and 2020.

Accounts Receivable Securitization Facilities

As of March 31, 2021, we have a revolving accounts receivable securitization facility (the “AR Facility”), which terminates in June 2022, unless further extended, and a 364-day uncommitted structured repurchase facility (the “Repurchase Facility” and together with the AR Facility, the “AR Securitization Facilities”), which terminates in June 2021, unless further extended.

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

As of March 31, 2021, there were no outstanding borrowings under either the AR Facility or the Repurchase Facility. As of March 31, 2021, there was no borrowing capacity remaining under the AR Facility based on approximately $207.9 million of accounts receivable used as collateral for the AR Securitization Facilities and a related voluntary temporary suspension of the AR Facility, and there was $80.0 million of borrowing capacity remaining under the Repurchase Facility, in accordance with the agreements governing the AR Securitization Facilities. The commitment fee based on the amount of unused commitments under the AR Facility was immaterial for each of the three months ended March 31, 2021 and 2020.

Senior Unsecured Notes

On January 19, 2021, two of our wholly-owned subsidiaries, Outfront Media Capital LLC (“Finance LLC”) and Outfront Media Capital Corporation (“Finance Corp” and, together with Finance LLC, the “Borrowers”) issued $500.0 million aggregate principal amount of 4.250% Senior Unsecured Notes due 2029 (the “2029 Notes”) in a private placement. The 2029 Notes are fully and unconditionally guaranteed on a senior unsecured basis by the Company and each of its direct and indirect domestic subsidiaries that guarantee the Senior Credit Facilities. Interest on the 2029 Notes is payable on January 15 and July 15 of each year, beginning on July 15, 2021. On or after January 15, 2024, the Borrowers may redeem at any time, or from time to time, some or all of the 2029 Notes. Prior to such date, the Borrowers may redeem up to 40% of the aggregate principal amount with the net proceeds of certain equity offerings, provided that at least 50% of the aggregate principal amount of the 2029 Notes will remain outstanding after the redemption.

On February 16, 2021, we used the net proceeds from the issuance of the 2029 Notes, together with cash on hand, to redeem all of our outstanding 5.625% Senior Unsecured Notes due 2024 (the “2024 Notes”) and to pay accrued and unpaid interest on the 2024 Notes, if any, to, but excluding, the redemption date, and to pay fees and expenses in connection with the 2029 Notes offering and the 2024 Notes redemption. In the first quarter of 2021, we recorded a Loss on extinguishment of debt of $6.3 million relating to the 2024 Notes on the Consolidated Statement of Operations.

Debt Covenants

Our credit agreement, dated as of January 31, 2014 (as amended, supplemented or otherwise modified, the “Credit Agreement”), governing the Senior Credit Facilities, the agreements governing the AR Securitization Facilities, and the indentures governing our senior unsecured notes contain customary affirmative and negative covenants, subject to certain exceptions, including but not limited to those that restrict the Company’s and its subsidiaries’ abilities to (i) pay dividends on, repurchase or make distributions in respect to the Company’s or its wholly-owned subsidiary, Outfront Media Capital LLC’s (“Finance LLC’s”) capital stock or make other restricted payments other than dividends or distributions necessary for us to maintain our REIT status, subject to certain conditions and exceptions, (ii) enter into agreements restricting certain subsidiaries’ ability to pay dividends or make other intercompany or third-party transfers, and (iii) incur additional indebtedness. One of the exceptions to the restriction on our ability to incur additional indebtedness is satisfaction of a Consolidated Total Leverage Ratio, which is the ratio of our consolidated total debt to our Consolidated EBITDA (as defined in the Credit Agreement) for the trailing four consecutive quarters, of no greater than 6.0 to 1.0. As of March 31, 2021, our Consolidated Total Leverage Ratio was 12.7 to 1.0 in accordance with the Credit Agreement.

The terms of the Credit Agreement (and under certain circumstances, the agreements governing the AR Securitization Facilities) require that we maintain a Consolidated Net Secured Leverage Ratio, which is the ratio of (i) our consolidated secured debt (less up to $150.0 million of unrestricted cash) to (ii) our Consolidated EBITDA (as defined in the Credit Agreement) for the trailing four consecutive quarters, of no greater than 4.5 to 1.0. As of March 31, 2021, our Consolidated Net Secured Leverage Ratio was 1.1 to 1.0 in accordance with the Credit Agreement. As of March 31, 2021, we are in compliance with our debt covenants.

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

Deferred Financing Costs

As of March 31, 2021, we had deferred $35.1 million in fees and expenses associated with the Term Loan, Revolving Credit Facility, AR Securitization Facilities and our senior unsecured notes. We are amortizing the deferred fees through Interest expense, net, on our Consolidated Statement of Operations over the respective terms of the Term Loan, Revolving Credit Facility, AR Securitization Facilities and our senior unsecured notes.

Interest Rate Swap Agreements

We have several interest rate cash flow swap agreements to effectively convert a portion of our LIBOR-based variable rate debt to a fixed rate and hedge our interest rate risk related to such variable rate debt. The fair value of these swap positions was a net liability of approximately $4.3 million as of March 31, 2021, and $5.6 million as of December 31, 2020, and is included in Other liabilities on our Consolidated Statement of Financial Position.

As of March 31, 2021, under the terms of these agreements, we will pay interest based on an aggregate notional amount of $200.0 million, under a weighted-average fixed interest rate of 2.7%, with a receive rate of one-month LIBOR and which mature at various dates until June 30, 2022. The one-month LIBOR rate was approximately 0.1% as of March 31, 2021.

Equity

At-the-Market Equity Offering Program

We have a sales agreement in connection with an “at-the-market” equity offering program (the “ATM Program”), under which we may, from time to time, issue and sell shares of our common stock up to an aggregate offering price of $300.0 million. We have no obligation to sell any of our common stock under the sales agreement and may at any time suspend solicitations and offers under the sales agreement. No shares were sold under the ATM Program during the three months ended March 31, 2021. As of March 31, 2021, we had approximately $232.5 million of capacity remaining under the ATM Program.

Series A Preferred Stock Issuance

On April 20, 2020, we issued 400,000 shares of our Series A Convertible Perpetual Preferred Stock (the “Series A Preferred Stock”), par value $0.01 per share. The Series A Preferred Stock ranks senior to the shares of the Company’s common stock with respect to dividend and distribution rights. Holders of the Series A Preferred Stock are entitled to a cumulative dividend accruing at the initial rate of 7.0% per year, payable quarterly in arrears, subject to increases as set forth in the Articles Supplementary, effective as of April 20, 2020 (the “Articles”). Dividends may, at the option of the Company, be paid in cash, in-kind, through the issuance of additional shares of Series A Preferred Stock or a combination of cash and in-kind, until April 20, 2028, after which time dividends will be payable solely in cash. So long as any shares of Series A Preferred Stock remain outstanding, the Company may not declare a dividend on, or make any distributions relating to, capital stock that ranks junior to, or on a parity basis with, the Series A Preferred Stock, subject to certain exceptions, including but not limited to (i) any dividend or distribution in cash or capital stock of the Company on or in respect of the capital stock of the Company to the extent that such dividend or distribution is necessary to maintain the Company’s status as a REIT; and (ii) any dividend or distribution in cash in respect of our common stock that, together with the dividends or distributions during the 12-month period immediately preceding such dividend or distribution, is not in excess of 5% of the aggregate dividends or distributions paid by the Company necessary to maintain its REIT status during such 12-month period. If any dividends or distributions in respect of the shares of our common stock are paid in cash, the shares of Series A Preferred Stock will participate in the dividends or distributions on an as-converted basis up to the amount of their accrued dividend for such quarter, which amounts will reduce the dividends payable on the shares of Series A Preferred Stock dollar-for-dollar for such quarter. The Series A Preferred Stock is convertible at the option of any holder at any time into shares of our common stock at an initial conversion price of $16.00 per share and an initial conversion rate of 62.50 shares of our common stock per share of Series A Preferred Stock, subject to certain anti-dilution adjustments and a share cap as set forth in the Articles. Subject to certain conditions set forth in the Articles (including a change of control), each of the Company and the holders of the Series A Preferred Stock may convert or redeem the Series A Preferred Stock at the prices set forth in the Articles, plus any accrued and unpaid dividends.

Cash Flows

The following table presents our cash flows in the three months ended March 31, 2021 and 2020.

	Three Months Ended
	March 31,		%
(in millions, except percentages)	2021	2020	Change
Cash provided by (used for) operating activities	$(10.8)	$14.9	*
Cash used for investing activities	(28.3)	(26.7)	6%
Cash provided by (used for) financing activities	(111.6)	442.2	*
Effect of exchange rate changes on cash, cash equivalents and restricted cash	0.3	(1.7)	*
Net increase (decrease) in cash, cash equivalents and restricted cash	$(150.4)	$428.7	*

*Calculation is not meaningful.

Cash used for operating activities was $10.8 million in the three months ended March 31, 2021, compared to Cash provided by operating activities of $14.9 million in the same prior-year period, driven by the impact of the COVID-19 pandemic, partially offset by the impact of cost reduction measures taken in response to the COVID-19 pandemic. In the three months ended March 31, 2021, we received net cash of $3.5 million related to MTA equipment deployment and installed 265 digital displays. In the three months ended March 31, 2020, we paid $18.2 million related to MTA equipment deployment costs.

Cash used for investing activities increased $1.6 million, or 6%, in the three months ended March 31, 2021, compared to the same prior-year period, due primarily to higher cash paid for acquisitions and MTA franchise rights, partially offset by lower cash paid for capital expenditures.

The following table presents our capital expenditures in the three months ended March 31, 2021 and 2020.

	Three Months Ended
	March 31,		%
(in millions, except percentages)	2021	2020	Change
Growth	$5.8	$13.4	(57)%
Maintenance	3.6	4.8	(25)
Total capital expenditures	$9.4	$18.2	(48)

Capital expenditures decreased $8.8 million, or 48%, in the three months ended March 31, 2021, compared to the same prior-year period, primarily due to lower spending on digital billboard and transit display projects, office remodel projects, vehicles and safety, partially offset by higher spending on our technology platform.

For the full year of 2021, we expect our capital expenditures to be approximately $85.0 million, which will be used primarily for growth in digital displays, maintenance and safety-related projects, software and technology, and to renovate certain office facilities. This estimate does not include equipment deployment costs that will be incurred in connection with the MTA agreement (as described above), which will be recorded as Prepaid MTA equipment deployment costs and Intangible assets on our Consolidated Statement of Financial Position, as applicable.

Cash used by financing activities was $111.6 million in the three months ended March 31, 2021, compared to Cash provided by financing activities of $442.2 million in the same prior-year period. In the three months ended March 31, 2021, we made a repayment of $80.0 million under the Repurchase Facility and paid total cash dividends of $7.3 million on the Series A Preferred Stock and vested restricted share units granted to employees. In the three months ended March 31, 2020, we drew net borrowings of $495.0 million on our Revolving Credit Facility to enhance our liquidity position in response to the impact of the COVID-19 pandemic, drew net borrowings of $15.0 million on the AR Securitization Facilities and paid cash dividends of $55.6 million on our common stock.

Cash paid for income taxes was $0.5 million for in the three months ended March 31, 2021 and $0.8 million in the three months ended March 31, 2020.

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

For accounting policies we consider to be the most critical as they are significant to our financial condition and results of operations, and require significant judgment and estimates on the part of management in their application, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on February 26, 2021.

For a summary of our significant accounting policies, see Item 8., Note 2. Summary of Significant Accounting Policies to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on February 26, 2021.

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
•Our failure to remain qualified to be taxed as a REIT;
•REIT distribution requirements;
•Availability of external sources of capital;
•We may face other tax liabilities even if we remain qualified to be taxed as a REIT;
•Complying with REIT requirements may cause us to liquidate investments or forgo otherwise attractive opportunities;
•Our ability to contribute certain contracts to a TRS;
•Our planned use of TRSs may cause us to fail to remain qualified to be taxed as a REIT;
•REIT ownership limits;
•Complying with REIT requirements may limit our ability to hedge effectively;
•Failure to meet the REIT income tests as a result of receiving non-qualifying income;
•The Internal Revenue Service may deem the gains from sales of our outdoor advertising assets to be subject to a 100% prohibited transaction tax; and
•Establishing operating partnerships as part of our REIT structure.

While forward-looking statements reflect our good-faith beliefs, they are not guarantees of future performance. All forward-looking statements in this Quarterly Report on Form 10-Q apply as of the date of this report or as of the date they were made and, except as required by applicable law, we disclaim any obligation to publicly update or revise any forward-looking statement to reflect changes in underlying assumptions or factors, of new information, data or methods, future events or other changes. For a further discussion of these and other factors that could impact our future results, performance or transactions, see the section entitled “Risk Factors” in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on February 26, 2021. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider any such list to be a complete set of all potential risks or uncertainties.

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

We do not currently use derivatives or other financial instruments to mitigate our exposure to commodity price risk. However, we do enter into contracts with commodity providers to limit our exposure to commodity price fluctuations. For the year ended

December 31, 2020, such contracts accounted for 17.7% of our total utility costs. As of March 31, 2021, we had active electricity purchase agreements with fixed contract rates for locations throughout Illinois, New Jersey, Pennsylvania and Texas, which expire at various dates through June 2024.

Foreign Exchange Risk

Foreign currency translation risk is the risk that exchange rate gains or losses arise from translating our Canadian business’s statements of earnings and statements of financial position from functional currency to our reporting currency (the U.S. Dollar) for consolidation purposes. Any gain or loss on translation is included within comprehensive income and Accumulated other comprehensive income on our Consolidated Statement of Financial Position. The functional currency of our international subsidiaries is their respective local currency. As of March 31, 2021, we have $0.1 million of unrecognized foreign currency translation losses included within Accumulated other comprehensive loss on our Consolidated Statement of Financial Position.

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

As of March 31, 2021, we had a $600.0 million variable-rate Term Loan due 2026 outstanding, which has an interest rate of 1.9% per year. An increase or decrease of 1/4% in our interest rate on the Term Loan will change our annualized interest expense by approximately $1.0 million.

As of March 31, 2021, there were no outstanding borrowings under either the AR Facility or the Repurchase Facility.

We have several interest rate cash flow swap agreements to effectively convert a portion of our LIBOR-based variable rate debt to a fixed rate and hedge our interest rate risk related to such variable rate debt. The fair value of these swap positions was a net unrecognized loss of approximately $4.3 million as of March 31, 2021, and is included in Other liabilities on our Consolidated Statement of Financial Position. The following table provides information about our interest rate swap agreements, which are sensitive to changes in interest rates. Notional amounts are used to calculate the contractual cash flows to be exchanged under the agreements.

(in millions, except percentages)	2021	2022	2023	2024	2025	2026	Thereafter	Total	Fair Value Loss as of 3/31/21
Pay fixed/receive variable	$150.0	$50.0	$—	$—	$—	$—	$—	$200.0	$4.3
Average pay rate	2.7%	1.8%	—%	—%	—%	—%	—%
Average receive rate(a)	one-month LIBOR	one-month LIBOR	—	—	—	—	—

(a)The one-month LIBOR rate was approximately 0.1% as of March 31, 2021.
Credit Risk

In the opinion of our management, credit risk is limited due to the large number of customers and advertising agencies utilized. We perform credit evaluations on our customers and agencies and believe that the allowances for credit losses are adequate. We have experienced an increase in credit losses as a result of the COVID-19 pandemic and accordingly, we recorded additional provisions for doubtful accounts in 2020. We expect provisions for doubtful accounts to decline in 2021.We do not currently use derivatives or other financial instruments to mitigate credit risk.

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

Item 1A. Risk Factors.

We have disclosed the risk factors affecting our business, results of operations and financial condition in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on February 26, 2021. The impact of the COVID-19 pandemic described in this Quarterly Report on Form 10-Q have heightened certain of the risks disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020, and such risk factors are further qualified by the information relating to the COVID-19 pandemic described in this Quarterly Report on Form 10-Q. There have been no material changes from the risk factors previously disclosed.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

None.

Purchases of Equity Securities by the Issuer

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Remaining Authorizations
January 1, 2021 through January 31, 2021	—	$—	—	—
February 1, 2021 through February 28, 2021	—	—	—	—
March 1, 2021 through March 31, 2021	—	—	—	—
Total	—	—	—	—

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

10.1	Form of Certificate and Terms and Conditions for Performance-Based Restricted Share Units Awards with Time Vesting under the OUTFRONT Media Inc. Amended and Restated Omnibus Stock Incentive Plan.

10.2	Form of Certificate and Terms and Conditions for Restricted Shares Units Awards with Time Vesting granted under the OUTFRONT Media Inc. Amended and Restated Omnibus Stock Incentive Plan.

10.3
Form of Certificate and Terms and Conditions for One-Time Performance-Based Restricted Share Units Awards with Time Vesting under the OUTFRONT Media Inc. Amended and Restated Omnibus Stock Incentive Plan.

10.4	Form of Certificate and Terms and Conditions for One-Time Restricted Share Units Awards with Time Vesting granted under the OUTFRONT Media Inc. Amended and Restated Omnibus Stock Incentive Plan.

31.1	Certification of the Chief Executive Officer of OUTFRONT Media Inc. pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of OUTFRONT Media Inc. pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer of OUTFRONT Media Inc. furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002.

32.2	Certification of the Chief Financial Officer of OUTFRONT Media Inc. furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Definition Document

101.LAB	Inline XBRL Taxonomy Label Linkbase

101.PRE	Inline XBRL Taxonomy Presentation Linkbase

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OUTFRONT MEDIA INC.

By:	/s/ Matthew Siegel
	Name:	Matthew Siegel
	Title:	Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

Date: May 5, 2021