Form 10-Q
period 2021-06-30
OUTFRONT Media Inc.
filed 2021-08-06
CIK 1579877

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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

As of August 5, 2021, the number of shares outstanding of the registrant’s common stock was 145,598,601.

OUTFRONT MEDIA INC.
QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2021

PART I
Item 1.    Financial Statements.
OUTFRONT Media Inc.
Consolidated Statements of Financial Position
(Unaudited)

	As of
(in millions)	June 30, 2021	December 31, 2020
Assets:
Current assets:
Cash and cash equivalents	$529.0	$710.4
Restricted cash	1.6	1.6
Receivables, less allowance ($19.8 in 2021 and $26.3 in 2020)	206.4	209.2
Prepaid lease and franchise costs	11.7	5.4
Other prepaid expenses	15.7	14.4
Other current assets	17.8	33.7
Total current assets	782.2	974.7
Property and equipment, net (Note 4)	631.2	634.2
Goodwill	2,078.5	2,077.8
Intangible assets (Note 5)	559.0	547.5
Operating lease assets (Note 6)	1,452.8	1,421.3
Prepaid MTA equipment deployment costs (Note 18)	229.6	204.6
Other assets	38.7	36.8
Total assets	$5,772.0	$5,896.9

Liabilities:
Current liabilities:
Accounts payable	$51.6	$64.9
Accrued compensation	44.9	35.0
Accrued interest	30.4	24.5
Accrued lease and franchise costs	48.8	65.8
Other accrued expenses	38.7	38.0
Deferred revenues	43.7	29.5
Short-term debt (Note 9)	—	80.0
Short-term operating lease liabilities (Note 6)	187.7	176.5
Other current liabilities	21.8	20.7
Total current liabilities	467.6	534.9
Long-term debt, net (Note 9)	2,617.9	2,620.8
Deferred income tax liabilities, net	13.5	14.6
Asset retirement obligation (Note 7)	35.8	35.9
Operating lease liabilities (Note 6)	1,275.1	1,252.0
Other liabilities	54.7	55.0
Total liabilities	4,464.6	4,513.2

Commitments and contingencies (Note 18)

Preferred stock (2021 - 50.0 shares authorized, and 0.4 shares of Series A Preferred Stock issued and outstanding; 2020 - 50.0 shares authorized, and 0.4 shares of Series A Preferred Stock issued and outstanding) (Note 10)	383.4	383.4
Stockholders’ equity (Note 10):
Common stock (2021 - 450.0 shares authorized, and 145.6 shares issued and outstanding; 2020 - 450.0 shares authorized, and 144.5 issued and outstanding)	1.5	1.4
Additional paid-in capital	2,103.1	2,090.8
Distribution in excess of earnings	(1,183.0)	(1,100.4)
Accumulated other comprehensive loss	(11.7)	(18.0)
Total stockholders’ equity	909.9	973.8
Non-controlling interests	14.1	26.5
Total equity	1,307.4	1,383.7
Total liabilities and equity	$5,772.0	$5,896.9
See accompanying notes to unaudited consolidated financial statements.

OUTFRONT Media Inc.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions, except per share amounts)	2021	2020	2021	2020
Revenues:
Billboard	$287.3	$188.5	$510.9	$459.4
Transit and other	53.7	44.4	89.3	158.8
Total revenues	341.0	232.9	600.2	618.2
Expenses:
Operating	189.6	154.0	367.2	378.8
Selling, general and administrative	88.9	68.7	165.4	159.5
Restructuring charges	—	4.7	—	4.7
Net gain on dispositions	(2.9)	(5.2)	(3.2)	(5.3)
Depreciation	20.0	21.2	40.0	42.2
Amortization	16.3	15.4	32.7	30.4
Total expenses	311.9	258.8	602.1	610.3
Operating income (loss)	29.1	(25.9)	(1.9)	7.9
Interest expense, net	(32.1)	(33.3)	(66.7)	(63.1)
Loss on extinguishment of debt	—	—	(6.3)	—
Other income, net	—	—	—	0.2
Loss before benefit for income taxes and equity in earnings of investee companies	(3.0)	(59.2)	(74.9)	(55.0)
Benefit for income taxes	2.4	1.5	7.1	3.2
Equity in earnings of investee companies, net of tax	(0.1)	(0.3)	(0.5)	0.1
Net loss before allocation to non-controlling interests	(0.7)	(58.0)	(68.3)	(51.7)
Net income (loss) attributable to non-controlling interests	0.2	(0.1)	0.3	0.1
Net loss attributable to OUTFRONT Media Inc.	$(0.9)	$(57.9)	$(68.6)	$(51.8)

Net loss per common share:
Basic	$(0.05)	$(0.44)	$(0.57)	$(0.40)
Diluted	$(0.05)	$(0.44)	$(0.57)	$(0.40)

Weighted average shares outstanding:
Basic	145.6	144.4	145.2	144.1
Diluted	145.6	144.4	145.2	144.1
See accompanying notes to unaudited consolidated financial statements.

OUTFRONT Media Inc.
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2021	2020	2021	2020
Net loss before allocation to non-controlling interests	$(0.7)	$(58.0)	$(68.3)	$(51.7)
Net income (loss) attributable to non-controlling interests	0.2	(0.1)	0.3	0.1
Net loss attributable to OUTFRONT Media Inc.	(0.9)	(57.9)	(68.6)	(51.8)
Other comprehensive income (loss), net of tax:
Cumulative translation adjustments	2.4	4.4	3.7	(6.1)
Net actuarial gain (loss)	—	(0.2)	—	0.5
Change in fair value of interest rate swap agreements	1.4	0.7	2.6	(3.6)
Total other comprehensive income (loss), net of tax	3.8	4.9	6.3	(9.2)
Total comprehensive income (loss)	$2.9	$(53.0)	$(62.3)	$(61.0)
See accompanying notes to unaudited consolidated financial statements.

OUTFRONT Media Inc.
Consolidated Statements of Equity
(Unaudited)

			Stockholders’ Equity
(in millions, except per share amounts)	Shares of Series A Preferred Stock	Series A Preferred Stock ($0.01 per share par value)	Shares of Common Stock	Common Stock ($0.01 per share par value)	Additional Paid-In Capital	Distribution in Excess of Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Non-Controlling Interests	Total Equity
Balance as of March 31, 2020	—	$—	144.4	$1.4	$2,072.8	$(1,013.8)	$(31.8)	$1,028.6	$28.4	$1,057.0
Net loss	—	—	—	—	—	(57.9)	—	(57.9)	(0.1)	(58.0)
Other comprehensive income	—	—	—	—	—	—	4.9	4.9	—	4.9
Stock-based payments:
Amortization	—	—	—	—	6.1	—	—	6.1	—	6.1
Shares paid for tax withholding for stock-based payments	—	—	—	—	(0.1)	—	—	(0.1)	—	(0.1)
New share issues	0.4	383.4	—	—	—	—	—	—	—	383.4
Series A Preferred Stock dividends (7%)	—	—	—	—	—	(5.5)	—	(5.5)	—	(5.5)
Other	—	—	—	—	—	—	—	—	(1.1)	(1.1)
Balance as of June 30, 2020	0.4	$383.4	144.4	$1.4	$2,078.8	$(1,077.2)	$(26.9)	$976.1	$27.2	$1,386.7

Balance as of March 31, 2021	0.4	$383.4	145.5	$1.5	$2,095.5	$(1,175.1)	$(15.5)	$906.4	$14.4	$1,304.2
Net income (loss)	—	—	—	—	—	(0.9)	—	(0.9)	0.2	(0.7)
Other comprehensive income	—	—	—	—	—	—	3.8	3.8	—	3.8
Stock-based payments:
Vested	—	—	0.1	—	—	—	—	—	—	—
Amortization	—	—	—	—	7.5	—	—	7.5	—	7.5
Shares paid for tax withholding for stock-based payments	—	—	—	—	(0.2)	—	—	(0.2)	—	(0.2)
Class A equity interest redemptions	—	—	—	—	0.3	—	—	0.3	(0.3)	—
Series A Preferred Stock dividends (7%)	—	—	—	—	—	(7.0)	—	(7.0)	—	(7.0)
Other	—	—	—	—	—	—	—	—	(0.2)	(0.2)
Balance as of June 30, 2021	0.4	$383.4	145.6	$1.5	$2,103.1	$(1,183.0)	$(11.7)	$909.9	$14.1	$1,307.4

OUTFRONT Media Inc.
Consolidated Statements of Equity (Continued)
(Unaudited)

			Stockholders’ Equity
(in millions, except per share amounts)	Shares of Series A Preferred Stock	Series A Preferred Stock ($0.01 per share par value)	Shares of Common Stock	Common Stock ($0.01 per share par value)	Additional Paid-In Capital	Distribution in Excess of Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Non-Controlling Interests	Total Equity
Balance as of December 31, 2019	—	$—	143.6	$1.4	$2,074.7	$(964.6)	$(17.7)	$1,093.8	$32.6	$1,126.4
Net income (loss)	—	—	—	—	—	(51.8)	—	(51.8)	0.1	(51.7)
Other comprehensive loss	—	—	—	—	—	—	(9.2)	(9.2)	—	(9.2)
Stock-based payments:
Vested	—	—	1.0	—	—	—	—	—	—	—
Amortization	—	—	—	—	11.9	—	—	11.9	—	11.9
Shares paid for tax withholding for stock-based payments	—	—	(0.4)	—	(12.2)	—	—	(12.2)	—	(12.2)
New share issues	0.4	383.4	—	—	—	—	—	—	—	383.4
Class A equity interest redemptions	—	—	0.2	—	4.4	—	—	4.4	(4.4)	—
Series A Preferred Stock dividends (7%)	—	—	—	—	—	(5.5)	—	(5.5)	—	(5.5)
Dividends ($0.38 per share)	—	—	—	—	—	(55.3)	—	(55.3)	—	(55.3)
Other	—	—	—	—	—	—	—	—	(1.1)	(1.1)
Balance as of June 30, 2020	0.4	$383.4	144.4	$1.4	$2,078.8	$(1,077.2)	$(26.9)	$976.1	$27.2	$1,386.7

Balance as of December 31, 2020	0.4	$383.4	144.5	$1.4	$2,090.8	$(1,100.4)	$(18.0)	$973.8	$26.5	$1,383.7
Net income ( loss)	—	—	—	—	—	(68.6)	—	(68.6)	0.3	(68.3)
Other comprehensive income	—	—	—	—	—	—	6.3	6.3	—	6.3
Stock-based payments:
Vested	—	—	1.1	0.1	—	—	—	0.1	—	0.1
Amortization	—	—	—	—	13.5	—	—	13.5	—	13.5
Shares paid for tax withholding for stock-based payments	—	—	(0.5)	—	(8.9)	—	—	(8.9)	—	(8.9)
Class A equity interest redemptions	—	—	0.5	—	11.0	—	—	11.0	(11.0)	—
Series A Preferred Stock dividends (7%)	—	—	—	—	—	(14.0)	—	(14.0)	—	(14.0)
Other	—	—	—	—	(3.3)	—	—	(3.3)	(1.7)	(5.0)
Balance as of June 30, 2021	0.4	$383.4	145.6	$1.5	$2,103.1	$(1,183.0)	$(11.7)	$909.9	$14.1	$1,307.4
See accompanying notes to unaudited consolidated financial statements.

OUTFRONT Media Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30,
(in millions)	2021	2020
Operating activities:
Net loss attributable to OUTFRONT Media Inc.	$(68.6)	$(51.8)
Adjustments to reconcile net loss to net cash flow provided by operating activities:
Net income attributable to non-controlling interests	0.3	0.1
Depreciation and amortization	72.7	72.6
Deferred tax benefit	(7.1)	(5.2)
Stock-based compensation	13.5	11.9
Provision for doubtful accounts	(4.4)	11.3
Accretion expense	1.3	1.3
Net gain on dispositions	(3.2)	(5.3)
Loss on extinguishment of debt	6.3	—
Equity in earnings of investee companies, net of tax	0.5	(0.1)
Distributions from investee companies	0.4	1.9
Amortization of deferred financing costs and debt discount and premium	3.8	3.0
Change in assets and liabilities, net of investing and financing activities:
Decrease in receivables	10.7	77.9
Increase in prepaid MTA equipment deployment costs	(25.0)	(28.3)
(Increase) decrease in prepaid expenses and other current assets	10.2	(2.2)
Decrease in accounts payable and accrued expenses	(18.0)	(59.8)
Increase in operating lease assets and liabilities	2.1	8.3
Increase in deferred revenues	14.1	9.3
Decrease in income taxes	(1.3)	(0.1)
Other, net	5.3	5.9
Net cash flow provided by operating activities	13.6	50.7

Investing activities:
Capital expenditures	(25.5)	(31.9)
Acquisitions	(42.7)	(13.6)
MTA franchise rights	(10.0)	(7.3)
Net proceeds from dispositions	1.2	2.7
Return of investment in investee companies	—	0.8
Net cash flow used for investing activities	(77.0)	(49.3)

Financing activities:
Proceeds from long-term debt borrowings	500.0	895.0
Repayments of long-term debt borrowings	(500.0)	(495.0)
Proceeds from borrowings under short-term debt facilities	—	15.0
Repayments of borrowings under short-term debt facilities	(80.0)	(130.0)
Payments of deferred financing costs	(7.3)	(7.5)
Payments of debt extinguishment charges	(4.7)	—
Proceeds from Series A Preferred Stock issuances	—	383.9
Taxes withheld for stock-based compensation	(8.9)	(12.0)
Dividends	(14.3)	(61.1)
Other	(3.7)	—
Net cash flow provided by (used for) financing activities	(118.9)	588.3

OUTFRONT Media Inc.
Consolidated Statements of Cash Flows (Continued)
(Unaudited)

	Six Months Ended
	June 30,
(in millions)	2021	2020
Effect of exchange rate changes on cash, cash equivalents and restricted cash	0.9	(1.0)
Net increase (decrease) in cash, cash equivalents and restricted cash	(181.4)	588.7
Cash, cash equivalents and restricted cash at beginning of period	712.0	60.9
Cash, cash equivalents and restricted cash at end of period	$530.6	$649.6

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$1.4	$2.1
Cash paid for interest	57.3	60.1

Non-cash investing and financing activities:
Accrued purchases of property and equipment	$6.2	$7.1
Accrued MTA franchise rights	4.5	2.7
Taxes withheld for stock-based compensation	0.1	0.1
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

Basis of Presentation and Use of Estimates

The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules of the Securities and Exchange Commission (the “SEC”). In the opinion of our management, the accompanying unaudited consolidated financial statements reflect all adjustments, consisting of normal and recurring adjustments, necessary for a fair statement of our financial position, results of operations and cash flows for the periods presented. Certain reclassifications of prior year’s data have been made to conform to the current period’s presentation. Amortization of direct lease acquisition costs previously reported in Amortization have been reclassified to conform with the current period’s presentation. The impact of the reclassification is a decrease in Amortization of $6.3 million in the three months ended June 30, 2020, and $17.6 million in the six months ended June 30, 2020, and a corresponding increase in Selling, general and administrative expenses (“SG&A”) on the Consolidated Statement of Operations. These financial statements should be read in conjunction with the more detailed financial statements and notes thereto, included in our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on February 26, 2021.

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

Note 3. Restricted Cash

We have an escrow agreement in connection with one of our transit franchise contracts, which requires us to deposit funds into an escrow account to fund capital expenditures over the term of the transit franchise contract. As of June 30, 2021, we have $1.6 million of restricted cash deposited in the escrow account.

	As of
(in millions)	June 30, 2021	June 30, 2020	December 31, 2020
Cash and cash equivalents	$529.0	$647.8	$710.4
Restricted cash	1.6	1.8	1.6
Cash, cash equivalents and restricted cash	$530.6	$649.6	$712.0

Note 4. Property and Equipment, Net

The table below presents the balances of major classes of assets and accumulated depreciation.

		As of
(in millions)	Estimated Useful Lives	June 30, 2021	December 31, 2020
Land		$102.6	$98.0
Buildings	20 to 40 years	48.9	48.3
Advertising structures	5 to 20 years	1,920.6	1,897.7
Furniture, equipment and other	3 to 10 years	173.5	168.5
Construction in progress		30.3	25.1
		2,275.9	2,237.6
Less: Accumulated depreciation		1,644.7	1,603.4
Property and equipment, net		$631.2	$634.2

Depreciation expense was $20.0 million in the three months ended June 30, 2021, $21.2 million in the three months ended June 30, 2020, $40.0 million in the six months ended June 30, 2021, and $42.2 million in the six months ended June 30, 2020.

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

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)

Our identifiable intangible assets consist of the following:

(in millions)	Gross	Accumulated Amortization	Net
As of June 30, 2021:
Permits and leasehold agreements	$1,227.0	$(799.0)	$428.0
Franchise agreements	522.4	(393.5)	128.9
Other intangible assets	22.1	(20.0)	2.1
Total intangible assets	$1,771.5	$(1,212.5)	$559.0

As of December 31, 2020:
Permits and leasehold agreements	$1,190.0	$(777.1)	$412.9
Franchise agreements	514.7	(383.7)	131.0
Other intangible assets	45.8	(42.2)	3.6
Total intangible assets	$1,750.5	$(1,203.0)	$547.5

In the six months ended June 30, 2021, we acquired 40 digital billboards, resulting in amortizable intangible assets for permits and leasehold agreements of $35.0 million, which are amortized using the straight-line method over their estimated useful lives, a average period of 18.0 years.

All of our intangible assets, except goodwill, are subject to amortization. Amortization expense was $16.3 million in the three months ended June 30, 2021, $15.4 million in the three months ended June 30, 2020, $32.7 million in the six months ended June 30, 2021, and $30.4 million in the six months ended June 30, 2020.

Note 6. Leases

Lessee

As of June 30, 2021, we have operating lease assets of $1.5 billion, short-term operating lease liabilities of $187.7 million and non-current operating lease liabilities of $1.3 billion. As of December 31, 2020, we had operating lease assets of $1.4 billion, short-term operating lease liabilities of $176.5 million and non-current operating lease liabilities of $1.3 billion. As of June 30, 2021, the weighted-average remaining lease term was 10.5 years and the weighted-average discount rate was 5.3%.

For the three months ended June 30, 2021, we recorded operating lease costs of $99.9 million in Operating expenses and $2.4 million in Selling, general and administrative expenses. For the three months ended June 30, 2021, these costs include $19.3 million of variable operating lease costs. For the three months ended June 30, 2020, we recorded operating lease costs of $93.3 million in Operating expenses and $2.1 million in Selling, general and administrative expenses. For the three months ended June 30, 2020, these costs include $14.6 million of variable operating lease costs. For the six months ended June 30, 2021, we recorded operating lease costs of $193.6 million in Operating expenses and $4.5 million in Selling, general and administrative expenses. For the six months ended June 30, 2021, these costs include $33.2 million of variable operating lease costs. For the six months ended June 30, 2020, we recorded operating lease costs of $195.8 million in Operating expenses and $4.3 million in Selling, general and administrative expenses. For the six months ended June 30, 2020, these costs include $36.7 million of variable operating lease costs. For each of the three and six months ended June 30, 2021 and 2020, sublease income was immaterial.

For the six months ended June 30, 2021, cash paid for operating leases was $190.9 million and leased assets obtained in exchange for new operating lease liabilities was $139.9 million. For the six months ended June 30, 2020, cash paid for operating leases was $199.0 million and leased assets obtained in exchange for new operating lease liabilities was $116.4 million.

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)
Lessor

We recorded rental income of $277.6 million for the three months ended June 30, 2021, $182.0 million for the three months ended June 30, 2020, $493.4 million for the six months ended June 30, 2021, and $444.3 million for the six months ended June 30, 2020, in Revenues on our Consolidated Statement of Operations.

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

(in millions)
As of December 31, 2020	$35.9
Accretion expense	1.3
Additions	0.2
Liabilities settled	(1.8)
Foreign currency translation adjustments	0.2
As of June 30, 2021	$35.8

Note 8. Related Party Transactions

We have a 50% ownership interest in two joint ventures that operate transit shelters in the greater Los Angeles area and Vancouver, and four joint ventures which currently operate a total of seven billboard displays in New York and Boston. All of these joint ventures are accounted for as equity investments. These investments totaled $9.6 million as of June 30, 2021, and $10.5 million as of December 31, 2020, and are included in Other assets on the Consolidated Statements of Financial Position. We provided sales and management services to these joint ventures and recorded management fees in Revenues on the Consolidated Statement of Operations of $1.3 million in the three months ended June 30, 2021, $1.0 million in the three months ended June 30, 2020, $2.4 million in the six months ended June 30, 2021, and $2.5 million in the six months ended June 30, 2020.

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)
Note 9. Debt

Debt, net, consists of the following:

	As of
(in millions, except percentages)	June 30, 2021	December 31, 2020
Short-term debt:
Repurchase Facility	$—	$80.0
Total short-term debt	—	80.0

Long-term debt:
Term loan, due 2026	598.0	597.8

Senior unsecured notes:
5.625% senior unsecured notes, due 2024	—	501.3
6.250% senior unsecured notes, due 2025	400.0	400.0
5.000% senior unsecured notes, due 2027	650.0	650.0
4.250% senior unsecured notes, due 2029	500.0	—
4.625% senior unsecured notes, due 2030	500.0	500.0
Total senior unsecured notes	2,050.0	2,051.3

Debt issuance costs	(30.1)	(28.3)
Total long-term debt, net	2,617.9	2,620.8

Total debt, net	$2,617.9	$2,700.8

Weighted average cost of debt	4.3%	4.5%

Term Loan

The interest rate on the term loan due in 2026 (the “Term Loan”) was 1.8% per annum as of June 30, 2021. As of June 30, 2021, a discount of $2.0 million on the Term Loan remains unamortized. The discount is being amortized through Interest expense, net, on the Consolidated Statement of Operations.

Revolving Credit Facility

We also have a $500.0 million revolving credit facility, which matures in 2024 (the “Revolving Credit Facility,” together with the Term Loan, the “Senior Credit Facilities”).

As of June 30, 2021, there were no outstanding borrowings under the Revolving Credit Facility.

The commitment fee based on the amount of unused commitments under the Revolving Credit Facility was $0.5 million in the three months ended June 30, 2021, $0.3 million in the three months ended June 30, 2020, $0.9 million in the six months ended June 30, 2021, and $0.6 million in the six months ended June 30, 2020. As of June 30, 2021, we had issued letters of credit totaling approximately $2.1 million against the letter of credit facility sublimit under the Revolving Credit Facility.

Standalone Letter of Credit Facilities

As of June 30, 2021, we had issued letters of credit totaling approximately $72.2 million under our aggregate $78.0 million standalone letter of credit facilities. The total fees under the letter of credit facilities were immaterial in each of the three and six months ended June 30, 2021 and 2020.

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)

Effective July 27, 2021, we increased our standalone letter of credit facilities by $3.0 million. As of August 5, 2021, we had issued letters of credit totaling approximately $73.9 million under our aggregate $81.0 million standalone letters of credit facilities.

Accounts Receivable Securitization Facilities

As of June 30, 2021, we have a revolving accounts receivable securitization facility (the “AR Facility”), which terminates in June 2022, unless further extended. Our 364-day uncommitted structured repurchase facility (the “Repurchase Facility”) expired on June 29, 2021, and we chose not to extend it at this time.

In connection with the AR Facility, Outfront Media LLC and Outfront Media Outernet Inc., each a wholly-owned subsidiary of the Company, and certain of the Company’s taxable REIT subsidiaries (“TRSs”) (the “Originators”), will sell and/or contribute their respective existing and future accounts receivable and certain related assets to either Outfront Media Receivables LLC, a special purpose vehicle and wholly-owned subsidiary of the Company relating to the Company’s qualified REIT subsidiary accounts receivable assets (the “QRS SPV”) or Outfront Media Receivables TRS, LLC a special purpose vehicle and wholly-owned subsidiary of the Company relating to the Company’s TRS accounts receivable assets (the “TRS SPV” and together with the QRS SPV, the “SPVs”). The SPVs may transfer undivided interests in their respective accounts receivable assets to certain purchasers from time to time (the “Purchasers”). The SPVs are separate legal entities with their own separate creditors who will be entitled to access the SPVs’ assets before the assets become available to the Company. Accordingly, the SPVs’ assets are not available to pay creditors of the Company or any of its subsidiaries, although collections from the receivables in excess of amounts required to repay the Purchasers and other creditors of the SPVs may be remitted to the Company. Outfront Media LLC will service the accounts receivables on behalf of the SPVs for a fee. The Company has agreed to guarantee the performance of the Originators and Outfront Media LLC, in its capacity as servicer, of their respective obligations under the agreements governing the AR Facility. Neither the Company, the Originators nor the SPVs guarantee the collectability of the receivables under the AR Facility. Further, the TRS SPV and the QRS SPV are jointly and severally liable for their respective obligations under the agreements governing the AR Facility.

As of June 30, 2021, there were no outstanding borrowings under the AR Facility. As of June 30, 2021, there was no borrowing capacity remaining under the AR Facility based on approximately $245.5 million of accounts receivable used as collateral for the AR Facility and a related voluntary temporary suspension of the AR Facility, in accordance with the agreements governing the AR Facility. The commitment fee based on the amount of unused commitments under the AR Facility was immaterial for each of the three and six months ended June 30, 2021 and 2020.

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

Debt Covenants

Our credit agreement, dated as of January 31, 2014 (as amended, supplemented or otherwise modified, the “Credit Agreement”), governing the Senior Credit Facilities, the agreements governing the AR Facility, and the indentures governing

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)
our senior unsecured notes contain customary affirmative and negative covenants, subject to certain exceptions, including but not limited to those that restrict the Company’s and its subsidiaries’ abilities to (i) pay dividends on, repurchase or make distributions in respect to the Company’s or its wholly-owned subsidiary, Outfront Media Capital LLC’s (“Finance LLC’s”) capital stock or make other restricted payments other than dividends or distributions necessary for us to maintain our REIT status, subject to certain conditions and exceptions, (ii) enter into agreements restricting certain subsidiaries’ ability to pay dividends or make other intercompany or third-party transfers, and (iii) incur additional indebtedness. One of the exceptions to the restriction on our ability to incur additional indebtedness is satisfaction of a Consolidated Total Leverage Ratio, which is the ratio of our consolidated total debt to our Consolidated EBITDA (as defined in the Credit Agreement) for the trailing four consecutive quarters, of no greater than 6.0 to 1.0. As of June 30, 2021, our Consolidated Total Leverage Ratio was 9.8 to 1.0 in accordance with the Credit Agreement.

The terms of the Credit Agreement (and under certain circumstances, the agreements governing the AR Facility) require that we maintain a Consolidated Net Secured Leverage Ratio, which is the ratio of (i) our consolidated secured debt (less up to $150.0 million of unrestricted cash) to (ii) our Consolidated EBITDA (as defined in the Credit Agreement) for the trailing four consecutive quarters, of no greater than 4.5 to 1.0. As of June 30, 2021, our Consolidated Net Secured Leverage Ratio was 1.3 to 1.0 in accordance with the Credit Agreement. As of June 30, 2021, we are in compliance with our debt covenants.

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

Deferred Financing Costs

As of June 30, 2021, we had deferred $33.3 million in fees and expenses associated with the Term Loan, Revolving Credit Facility, AR Facility and our senior unsecured notes. We are amortizing the deferred fees through Interest expense, net, on our Consolidated Statement of Operations over the respective terms of the Term Loan, Revolving Credit Facility, AR Facility and our senior unsecured notes.

Interest Rate Swap Agreements

We have several interest rate cash flow swap agreements to effectively convert a portion of our LIBOR-based variable rate debt to a fixed rate and hedge our interest rate risk related to such variable rate debt. The fair value of these swap positions was a net liability of approximately $3.0 million as of June 30, 2021, and $5.6 million as of December 31, 2020, and is included in Other liabilities on our Consolidated Statement of Financial Position.

As of June 30, 2021, under the terms of these agreements, we will pay interest based on an aggregate notional amount of $200.0 million, under a weighted-average fixed interest rate of 2.7%, with a receive rate of one-month LIBOR and which mature at various dates until June 30, 2022. The one-month LIBOR rate was approximately 0.1% as of June 30, 2021.

Fair Value

Under the fair value hierarchy, observable inputs such as unadjusted quoted prices in active markets for identical assets or liabilities are defined as Level 1; observable inputs other than quoted prices included within Level 1 that are either directly or indirectly observable for the asset or liability are defined as Level 2; and unobservable inputs for the asset or liability are defined as Level 3. The aggregate fair value of our debt, which is estimated based on quoted market prices of similar liabilities, was approximately $2.7 billion as of June 30, 2021, and $2.8 billion as of December 31, 2020. The fair value of our debt as of both June 30, 2021, and December 31, 2020, is classified as Level 2. The aggregate fair value loss associated with our interest rate cash flow swap agreements was approximately $3.0 million as of June 30, 2021, and $5.6 million as of December 31, 2020.

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)
The aggregate fair value of our interest rate cash flow swap agreements as of both June 30, 2021 and December 31, 2020, is classified as Level 2.

Note 10. Equity

As of June 30, 2021, 450,000,000 shares of our common stock, par value $0.01 per share, were authorized; 145,598,178 shares were issued and outstanding; and 50,000,000 shares of our preferred stock, par value $0.01 per share, were authorized with 400,000 shares of Series A Convertible Perpetual Preferred Stock (the “Series A Preferred Stock”), par value $0.01 per share, issued and outstanding.

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

During the three months ended June 30, 2021, we paid cash dividends of $7.0 million on the Series A Preferred Stock and during the six months ended June 30, 2021, we paid cash dividends of $14.0 million on the Series A Preferred Stock. As of June 30, 2021, the maximum number of shares of common stock that could be required to be issued on conversion of the outstanding shares of Series A Preferred Stock was 25.0 million shares.

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

During the three and six months ended June 30, 2021, we made no distributions to holders of the Class A equity interests. As of June 30, 2021, 1,537,579 Class A equity interests have been redeemed for shares of the Company’s common stock.

We have a sales agreement in connection with an “at-the-market” equity offering program (the “ATM Program”), under which we may, from time to time, issue and sell shares of our common stock up to an aggregate offering price of $300.0 million. We have no obligation to sell any of our common stock under the sales agreement and may at any time suspend solicitations and offers under the sales agreement. No shares were sold under the ATM Program during the six months ended June 30, 2021. As of June 30, 2021, we had approximately $232.5 million of capacity remaining under the ATM Program.

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)
On August 5, 2021, we announced that our board of directors approved a quarterly cash dividend of $0.10 per share on our common stock, payable on September 30, 2021, to stockholders of record at the close of business on September 3, 2021.

Note 11. Revenues

The following table summarizes revenues by source:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2021	2020	2021	2020
Billboard:
Static displays	$208.3	$149.5	$373.4	$350.6
Digital displays	68.9	31.3	118.2	91.7
Other	10.1	7.7	19.3	17.1
Billboard revenues	287.3	188.5	510.9	459.4
Transit:
Static displays	34.6	22.9	58.5	88.0
Digital displays	11.9	6.6	18.3	34.3
Other	6.2	3.4	10.8	10.8
Total transit revenues	52.7	32.9	87.6	133.1
Sports marketing and other	1.0	11.5	1.7	25.7
Transit and other revenues	53.7	44.4	89.3	158.8
Total revenues	$341.0	$232.9	$600.2	$618.2

Rental income was $277.6 million in the three months ended June 30, 2021, $182.0 million in the three months ended June 30, 2020, $493.4 million in the six months ended June 30, 2021, and $444.3 million in the six months ended June 30, 2020, and is recorded in Billboard revenues on the Consolidated Statement of Operations.

The following table summarizes revenues by geography:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2021	2020	2021	2020
United States:
Billboard	$271.8	$181.4	$484.3	$437.9
Transit and other	50.0	32.1	82.9	130.3
Sports marketing and other	1.0	11.5	1.7	25.7
Total United States revenues	322.8	225.0	568.9	593.9
Canada	18.2	7.9	31.3	24.3
Total revenues	$341.0	$232.9	$600.2	$618.2

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

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)
U.S. and notified approximately 70 employees of their termination. On June 15, 2020, we announced a workforce reduction in Canada and notified approximately 20 employees of their termination.

As of June 30, 2021, $0.7 million in restructuring reserves remain outstanding and is included in Other current liabilities on the Consolidated Statement of Financial Position. For the three and six months ended June 30, 2020, we recorded restructuring charges of $4.7 million, of which $3.0 million was recorded in our U.S. Media segment and $0.7 million was recorded in Other, and $1.0 million was recorded in Corporate. Restructuring charges in the three and six months ended June 30, 2020, were composed of severance charges associated with the workforce reductions, including $0.9 million for stock-based compensation.

Note 13. Acquisitions

We completed several asset acquisitions for a total purchase price of approximately $42.7 million in the six months ended June 30, 2021, and $13.6 million in the six months ended June 30, 2020.

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

The following table summarizes our stock-based compensation expense for the three and six months ended June 30, 2021 and 2020.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2021	2020	2021	2020
Stock-based compensation expenses (RSUs and PRSUs), before income taxes	$7.5	$6.1	$13.5	$11.9
Tax benefit	(0.4)	(0.3)	(0.7)	(0.7)
Stock-based compensation expense, net of tax	$7.1	$5.8	$12.8	$11.2

As of June 30, 2021, total unrecognized compensation cost related to non-vested RSUs and PRSUs was $45.8 million, which is expected to be recognized over a weighted average period of 1.9 years.

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)
RSUs and PRSUs

The following table summarizes activity for the six months ended June 30, 2021, of RSUs and PRSUs issued to our employees.

	Activity	Weighted Average Per Share Grant Date Fair Market Value
Non-vested as of December 31, 2020	2,208,059	$24.80
Granted:
RSUs	991,529	21.59
PRSUs	567,571	23.34
Vested:
RSUs	(704,717)	24.16
PRSUs	(239,202)	21.81
Forfeitures:
RSUs	(16,348)	24.13
PRSUs	(259,086)	30.63
Non-vested as of June 30, 2021	2,547,806	23.10

Stock Options

The following table summarizes activity for the six months ended June 30, 2021, of stock options issued to our employees.

	Activity	Weighted Average Exercise Price
Outstanding as of December 31, 2020	103,413	$26.39
Outstanding as of June 30, 2021	103,413	26.39

Exercisable as of June 30, 2021	103,413	26.39

As of June 30, 2021, all exercisable stock options issued to our employees were out-of-the-money based on the closing stock price of our common stock of $24.03.

Note 15. Retirement Benefits

The following table presents the components of net periodic pension cost and amounts recognized in other comprehensive income (loss) for our pension plans:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2021	2020	2021	2020
Components of net periodic pension cost:
Service cost	$0.1	$0.3	$0.2	$0.7
Interest cost	0.7	0.6	1.2	1.3
Expected return on plan assets	(1.0)	(0.9)	(1.8)	(2.0)
Amortization of net actuarial losses(a)	0.2	0.2	0.4	0.5
Net periodic pension cost	$—	$0.2	$—	$0.5

(a)Reflects amounts reclassified from accumulated other comprehensive income to net income.

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)
In the six months ended June 30, 2021, we contributed $0.5 million to our pension plans. In 2021, we expect to contribute approximately $1.2 million to our pension plans.

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

In the three and six months ended June 30, 2021 and 2020, our effective tax rate differed from the U.S. federal statutory income tax rate primarily due to our REIT status, including the dividends paid deduction, the impact of state and local taxes, and the effect of foreign operations.

Note 17. Earnings Per Share (“EPS”)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2021	2020	2021	2020
Net loss available for common stockholders	$(0.9)	$(57.9)	$(68.6)	$(51.8)
Less: Distributions to holders of Series A Preferred Stock	7.0	5.5	14.0	5.5
Less: Distributions to holders of Class A equity interests of a subsidiary	—	—	—	0.4
Net loss available for common stockholders, basic and diluted	$(7.9)	$(63.4)	$(82.6)	$(57.7)

Weighted average shares for basic and diluted EPS	145.6	144.4	145.2	144.1

(a)The potential impact of an aggregate 1.3 million granted RSUs, PRSUs and stock options in the three months ended June 30, 2021, 1.8 million granted RSUs, PRSUs and stock options in the three months ended June 30, 2020, 1.3 million granted RSUs, PRSUs and stock options in the six months ended June 30, 2021, and 1.0 million granted RSUs, PRSUs and stock options in the six months ended June 30, 2020, were antidilutive.
(b)The potential impact of 25.0 million shares of our common stock issuable upon conversion of the Series A Preferred Stock in the three months ended June 30, 2021, 19.8 million shares of our common stock issuable upon conversion of the Series A Preferred Stock in the three months ended June 30, 2020, 25.0 million shares of our common stock issuable upon conversion of the Series A Preferred Stock in the six months ended June 30, 2021, and 9.9 million shares of our common stock issuable upon conversion of the Series A Preferred Stock in the six months ended June 30, 2020, were antidilutive.
(c)The potential impact of 0.4 million of Class A equity interests of Outfront Canada in the three months ended June 30, 2021, 0.9 million of Class A equity interests of Outfront Canada in the three months ended June 30, 2020, 0.6 million of Class A equity interests of Outfront Canada in the six months ended June 30, 2021, and 1.0 million of Class A equity interests of Outfront Canada in the six months ended June 30, 2020, was antidilutive. (See Note 10. Equity to the Consolidated Financial Statements.)

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

Under the MTA agreement, which was amended in June 2020 and July 2021 (as amended, the “MTA Agreement”):

•Deployments. We must deploy, over a number of years, (i) 5,433 digital advertising screens on subway and train platforms and entrances, (ii) 15,896 smaller-format digital advertising screens on rolling stock, and (iii) 9,283 MTA communications displays, subject to modification as agreed-upon by us and the MTA. We are also obligated to deploy certain additional digital advertising screens and MTA communications displays in subway and train stations and rolling stock that the MTA may build or acquire in the future (collectively, the “New Inventory”).
•Recoupment of Equipment Deployment Costs. We may retain incremental revenues that exceed an annual base revenue amount for the cost of deploying advertising and communications displays throughout the transit system. As presented in the table below, recoupable MTA equipment deployment costs are recorded as Prepaid MTA equipment deployment costs and Intangible assets on our Consolidated Statement of Financial Position, and as these costs are recouped from incremental revenues that the MTA would otherwise be entitled to receive, Prepaid MTA equipment deployment costs will be reduced. If incremental revenues generated over the term of the agreement are not sufficient to cover all or a portion of the equipment deployment costs, the costs will not be recouped, which could have an adverse effect on our business, financial condition and results of operations. If we do not recoup all costs of deploying advertising and communications screens with respect to the New Inventory by the end of the term of the MTA Agreement, the MTA will be obligated to reimburse us for these costs. Deployment costs in an amount not to exceed $50.7 million, which are deemed authorized before December 31, 2020, will be paid directly by the MTA. For any deployment costs deemed authorized after December 31, 2020, the MTA and the Company will no longer be obligated to directly pay 70% and 30% of the costs, respectively, and these costs will be subject to recoupment in accordance with the MTA Agreement. We did not recoup any equipment deployment costs in the six months ended June 30, 2021, and it is unlikely we will recoup equipment deployment costs in the remainder of 2021.
•Payments. We must pay to the MTA the greater of a percentage of revenues or a guaranteed minimum annual payment. Our payment obligations with respect to guaranteed minimum annual payment amounts owed to the MTA resumed on January 1, 2021, in accordance with the terms of the MTA Agreement, and any guaranteed minimum annual payment amounts that would have been paid for the period from April 1, 2020 through December 31, 2020 (less any revenue share amounts actually paid during this period using an increased revenue share percentage of 65%) will instead be added in equal increments to the guaranteed minimum annual payment amounts owed for the period from January 1, 2022, through December 31, 2026. The MTA Agreement also provides that if prior to April 1, 2028 the balance of unrecovered costs of deploying advertising and communications screens throughout the transit system is equal to or less than zero, then in any year following the year in which such recoupment occurs (the “Recoupment Year”), the MTA is entitled to receive an additional payment equal to 2.5% of the annual base revenue amount for such year calculated in accordance with the MTA Agreement, provided that gross revenues in such year (i) were at least equal to the gross revenues generated in the Recoupment Year, and (ii) did not decline by more than 5% from the prior year.
•Term. In July 2021, we extended the initial 10-year term of the MTA Agreement to a 13-term initial term. We have the option to extend this initial 13-year term for an additional five-year period at the end of the 13-year initial term, subject to satisfying certain quantitative and qualitative conditions.

As of June 30, 2021, 7,821 digital displays had been installed, of which 176 installations occurred in the three months ended June 30, 2021, for a total of 441 in the six months ended June 30, 2021.

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)

(in millions)	Beginning Balance	Deployment Costs Incurred	Recoupment/MTA Funding	Amortization	Ending Balance
Six months ended June 30, 2021:
Prepaid MTA equipment deployment costs	$204.6	$25.0	$—	$—	$229.6
Other current assets	28.0	6.1	(24.1)	—	10.0
Intangible assets (franchise agreements)	58.4	8.0	—	(4.9)	61.5
Total	$291.0	$39.1	$(24.1)	$(4.9)	$301.1

Year ended December 31, 2020:
Prepaid MTA equipment deployment costs	$171.5	$33.1	$—	$—	$204.6
Other current assets	—	44.4	(16.4)	—	28.0
Intangible assets (franchise agreements)	38.3	26.0	—	(5.9)	58.4
Total	$209.8	$103.5	$(16.4)	$(5.9)	$291.0

Letters of Credit

We have indemnification obligations with respect to letters of credit and surety bonds primarily used as security against non-performance in the normal course of business. As of June 30, 2021, the outstanding letters of credit were approximately $74.3 million and outstanding surety bonds were approximately $167.6 million, and were not recorded on the Consolidated Statements of Financial Position.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2021	2020	2021	2020
Revenues:
U.S. Media	$321.8	$213.5	$567.2	$568.2
Other	19.2	19.4	33.0	50.0
Total revenues	$341.0	$232.9	$600.2	$618.2

We present Operating income (loss) before Depreciation, Amortization, Net gain on dispositions, Stock-based compensation and Restructuring charges (“Adjusted OIBDA”) as the primary measure of profit and loss for our operating segments.

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2021	2020	2021	2020
Net loss before allocation to non-controlling interests	$(0.7)	$(58.0)	$(68.3)	$(51.7)
Benefit for income taxes	(2.4)	(1.5)	(7.1)	(3.2)
Equity in earnings of investee companies, net of tax	0.1	0.3	0.5	(0.1)
Interest expense, net	32.1	33.3	66.7	63.1
Loss on extinguishment of debt	—	—	6.3	—
Other income, net	—	—	—	(0.2)
Operating income (loss)	29.1	(25.9)	(1.9)	7.9
Restructuring charges	—	4.7	—	4.7
Net gain on dispositions	(2.9)	(5.2)	(3.2)	(5.3)
Depreciation and amortization(a)	36.3	36.6	72.7	72.6
Stock-based compensation	7.5	5.2	13.5	11.0
Total Adjusted OIBDA(a)	$70.0	$15.4	$81.1	$90.9

Adjusted OIBDA:
U.S. Media(a)	$80.6	$31.4	$105.2	$111.4
Other(a)	1.6	(5.7)	(0.4)	(5.7)
Corporate	(12.2)	(10.3)	(23.7)	(14.8)
Total Adjusted OIBDA(a)	$70.0	$15.4	$81.1	$90.9

(a)Consistent with the current year’s presentation, we have reclassified amortization of direct lease acquisition costs of $6.3 million in the three months ended June 30, 2020, of which $6.0 million was recorded in our U.S. Media segment and $0.3 million was recorded in Other, and $17.6 million in the six months ended June 30, 2020, of which $16.8 million was recorded in our U.S. Media segment and $0.8 million was recorded in Other, from Amortization to SG&A expenses, resulting in a corresponding decrease in Adjusted OIBDA.

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2021	2020	2021	2020
Operating income (loss):
U.S. Media	$47.3	$(3.9)	$38.7	$43.5
Other	1.5	(5.5)	(3.4)	(8.8)
Corporate	(19.7)	(16.5)	(37.2)	(26.8)
Total operating income (loss)	$29.1	$(25.9)	$(1.9)	$7.9

Net gain on dispositions:
U.S. Media	$0.1	$(1.1)	$(0.2)	$(1.2)
Other	(3.0)	(4.1)	(3.0)	(4.1)
Total gain on dispositions	$(2.9)	$(5.2)	$(3.2)	$(5.3)

Depreciation and amortization:
U.S. Media(a)	$33.2	$33.4	$66.7	$66.1
Other(a)	3.1	3.2	6.0	6.5
Total depreciation and amortization(a)	$36.3	$36.6	$72.7	$72.6

Capital expenditures:
U.S. Media	$15.8	$13.6	$24.7	$30.9
Other	0.3	0.1	0.8	1.0
Total capital expenditures	$16.1	$13.7	$25.5	$31.9

(a)Consistent with the current year’s presentation, we have reclassified amortization of direct lease acquisition costs of $6.3 million in the three months ended June 30, 2020, of which $6.0 million was recorded in our U.S. Media segment and $0.3 million was recorded in Other, and $17.6 million in the six months ended June 30, 2020, of which $16.8 million was recorded in our U.S. Media segment and $0.8 million was recorded in Other, from Amortization to SG&A expenses, resulting in a corresponding decrease in Adjusted OIBDA.

	As of
(in millions)	June 30, 2021	December 31, 2020
Assets:
U.S. Media	$5,035.0	$4,977.2
Other	248.4	249.5
Corporate	488.6	670.2
Total assets	$5,772.0	$5,896.9

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

U.S. Media. Our U.S. Media segment generated 14% of its revenues in the New York City metropolitan area in the three months ended June 30, 2021, 11% in the three months ended June 30, 2020, 13% in the six months ended June 30, 2021 and 18% in the six months ended June 30, 2020, and generated 16% in the Los Angeles metropolitan area in the three months ended June 30, 2021, 15% in the three months ended June 30, 2020, 16% in the six months ended June 30, 2021, and 15% in the six months ended June 30, 2020. In the three months ended June 30, 2021, our U.S. Media segment generated $321.8 million of Revenues and $80.6 million of Operating income before Depreciation, Amortization, Net gain on dispositions, Stock-based compensation and Restructuring charges (“Adjusted OIBDA”). In the three months ended June 30, 2020, our U.S. Media segment generated $213.5 million of Revenues and $31.4 million of Adjusted OIBDA. In the six months ended June 30, 2021, our U.S. Media segment generated $567.2 million of Revenues and $105.2 million of Adjusted OIBDA. In the six months ended June 30, 2020, our U.S. Media segment generated $568.2 million of Revenues and $111.4 million of Adjusted OIBDA. (See the “Segment Results of Operations” section of this MD&A.)

Other (includes International and through June 30, 2020, Sports Marketing). In the three months ended June 30, 2021, Other generated $19.2 million of Revenues and Adjusted OIBDA of $1.6 million. In the three months ended June 30, 2020, Other generated $19.4 million of Revenues and an Adjusted OIBDA loss of $5.7 million. In the six months ended June 30, 2021, Other generated $33.0 million of Revenues and an Adjusted OIBDA loss of $0.4 million. In the six months ended June 30, 2020, Other generated $50.0 million of Revenues and an Adjusted OIBDA loss of $5.7 million.

COVID-19 Impact

The ongoing novel coronavirus (“COVID-19”) pandemic and the related preventative measures taken to help curb the spread, including shutdowns and slowdowns of, and restrictions on, businesses, public gatherings, social interactions and travel (including reductions in foot traffic, roadway traffic, commuting, transit ridership and overall target audiences) throughout the markets in which we do business have had, and may continue to have, a significant impact on the global economy and our business. Though generally we remain able to continue to sell and service our displays, governmental restrictions have eased in most of our markets and most of our markets have commenced their economic recoveries, our billboard and transit businesses in many of the top DMAs, such as New York and Los Angeles, are still experiencing the significant impacts of the ongoing COVID-19 pandemic. In 2021, the ongoing COVID-19 pandemic may, among other things, (i) reduce or curtail our customers’ advertising expenditures and overall demand for our services through purchase cancellations or otherwise; (ii) increase the volatility of our customers’ advertising expenditure patterns from period-to-period through short-notice purchases, purchase deferrals or otherwise; and (iii) delay the collection of certain earned advertising revenues from our customers, all of which could have a material adverse effect on our business, financial condition and results of operation in 2021.

As a result of the impact of the ongoing COVID-19 pandemic on our business and results of operations, we expect our key performance indicators and total revenues to incrementally improve throughout the remainder of 2021 as compared to 2020, but be materially lower in 2021 than pre-COVID-19 pandemic levels, particularly in our U.S. Media segment and with respect to our transit and other business. We expect total expenses to increase throughout the remainder of 2021 as compared to 2020, but be materially lower than pre-COVID-19 pandemic levels, particularly in our U.S. Media segment and with respect to our transit and other business. Additionally, we expect billboard property lease expenses, such as rental expenses, and posting, maintenance and other expenses, as a percentage of revenues, to decrease throughout the remainder of 2021 as compared to 2020. We expect transit franchise expenses, such as transit franchise payments, as a percentage of revenues, to increase throughout the remainder of 2021 as compared to 2020, and be materially higher than pre-COVID-19 pandemic levels, primarily due to our guaranteed minimum annual payment amounts owed to the MTA, which resumed on January 1, 2021. The impacts described above with respect to 2020 were greatest in the second quarter of 2020, with incremental improvement in the third and fourth quarters of 2020. Accordingly, results for the three and six months ended June 30, 2021, are not indicative of the results that may be expected for the fiscal year ending December 31, 2021.

Throughout the ongoing COVID-19 pandemic, we have prioritized the health and safety of our employees and customers by (i) utilizing a secure remote workforce for personnel other than operations personnel who service our displays and certain other personnel, (ii) implementing deep cleaning, social distancing and other protective policies and practices in accordance with federal, state and local regulations and guidance across all offices and facilities that are open, (iii) restricting non-essential business travel, and (iv) communicating frequently with our employees and customers to address any concerns and updates to our policies. None of these actions have caused a significant disruption in our ability to manage the continuity of our business or our internal controls. In addition, in order to preserve financial flexibility, increase liquidity and reduce expenses in light of the uncertainty in the global economy and our business, we modified our business goals and undertook several actions to date, including, among other things, issuing the Series A Preferred Stock (as defined below) and certain senior unsecured notes; amending the Credit Agreement (as defined below) to modify the calculation of the Company’s financial maintenance covenant ratio under the Credit Agreement; suspending our quarterly dividend payments on our common stock for a period of time, subject to the minimum annual REIT distribution requirement (which may be satisfied by making distributions to our common stockholders, our preferred stockholders (including holders of Series A Preferred Stock) or a combination of our stockholders); and reducing SG&A (as defined below) and posting, maintenance and other expenses.

We will continue in 2021 to focus on managing costs and expenses to offset any decreases in revenues in 2021 as compared to pre-COVID-19 pandemic levels. However, we have resumed capital investments in a measured manner, including taking a selective approach to new acquisition activity, based on our current financial condition. In addition, we have engaged, and will continue to engage, in constructive conversations with our billboard ground lease landlords and transit franchise partners to mitigate any increases as a percentage of revenues in billboard property lease expenses, transit franchise expenses and posting, maintenance and other expenses.

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

We rely on third parties to manufacture and transport our digital displays. As a result of the current market-wide supply shortages and logistics disruptions as the economy recovers from the COVID-19 pandemic, we have experienced delays and price increases in the second quarter of 2021 with respect to certain of our digital displays, which may continue throughout 2021 and could have an adverse effect on our business, financial condition and results of operation.

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

We have built or converted 38 new digital billboard displays in the U.S. and two in Canada during the six months ended June 30, 2021. Additionally, in the six months ended June 30, 2021, we entered into marketing arrangements to sell advertising on 24 third-party digital billboard displays in the U.S. and one in Canada. In the six months ended June 30, 2021, we have built, converted or replaced 418 digital transit and other displays in the U.S. and 5 digital transit and other displays in Canada. The following table sets forth information regarding our digital displays.

	Digital Revenues (in millions) for the Six Months Ended June 30, 2021(a)			Number of Digital Displays as of June 30, 2021(a)
Location	Digital Billboard	Digital Transit and Other	Total Digital Revenues	Digital Billboard Displays	Digital Transit and Other Displays	Total Digital Displays
United States	$108.1	$18.1	$126.2	1,302	9,338	10,640
Canada	10.1	0.2	10.3	225	110	335
Total	$118.2	$18.3	$136.5	1,527	9,448	10,975

(a)Digital display amounts include 3,344 displays reserved for transit agency use. Our number of digital displays is impacted by acquisitions, dispositions, management agreements, the net effect of new and lost billboards, and the net effect of won and lost franchises in the period.

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

We have a diversified base of customers across various industries. During the three months ended June 30, 2021, our largest categories of advertisers were professional services, retail and healthcare/pharmaceuticals, each of which represented approximately 12%, 9% and 8% of our total U.S. Media segment revenues, respectively. During the three months ended June 30, 2020, our largest categories of advertisers were professional services, healthcare/pharmaceuticals and retail, each of which represented approximately 11%, 10% and 8% of our total U.S. Media segment revenues, respectively. During the six months ended June 30, 2021, our largest categories of advertisers were professional services, healthcare/pharmaceuticals and retail, each of which represented approximately 13%, 9% and 9% of our total U.S. Media segment revenues, respectively. During the six months ended June 30, 2020, our largest categories of advertisers were professional services, healthcare/pharmaceuticals and retail, each of which represented approximately 10%, 9% and 9% of our total U.S. Media segment revenues, respectively.

Our large-scale portfolio allows our customers to reach a national audience and also provides the flexibility to tailor campaigns to specific regions or markets. In each of the three months ended June 30, 2021 and 2020, we generated approximately 40% of our U.S. Media segment revenues from national advertising campaigns. In the six months ended June 30, 2021, we generated approximately 39% of our U.S. Media segment revenues from national advertising campaigns compared to approximately 42% in the same prior-year period.

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

	Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%
(in millions, except percentages)	2021	2020	Change	2021	2020	Change
Revenues	$341.0	$232.9	46%	$600.2	$618.2	(3)%
Organic revenues(a)(b)	341.0	222.5	53	600.2	594.6	1
Operating income (loss)	29.1	(25.9)	*	(1.9)	7.9	*
Adjusted OIBDA(b)(c)	70.0	15.4	*	81.1	90.9	(11)
Adjusted OIBDA(b)(c) margin	21%	7%		14%	15%
Funds from operations (“FFO”)(b) attributable to OUTFRONT Media Inc.	39.7	(27.9)	*	9.3	16.8	(45)
Adjusted FFO (“AFFO”)(b) attributable to OUTFRONT Media Inc.	39.6	(21.3)	*	15.1	18.7	(19)
Net loss attributable to OUTFRONT Media Inc.	(0.9)	(57.9)	(98)	(68.6)	(51.8)	32

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
(c)Consistent with the current year’s presentation, we have reclassified amortization of direct lease acquisition costs of $6.3 million in the three months ended June 30, 2020, and $17.6 million in the six months ended June 30, 2020, from Amortization to Selling, general and administrative expenses, resulting in a corresponding decrease in Adjusted OIBDA.

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

FFO and AFFO

When used herein, references to “FFO” and “AFFO” mean “FFO attributable to OUTFRONT Media Inc.” and “AFFO attributable to OUTFRONT Media Inc.,” respectively. We calculate FFO in accordance with the definition established by the National Association of Real Estate Investment Trusts (“NAREIT”). FFO reflects net income (loss) attributable to OUTFRONT Media Inc. adjusted to exclude gains and losses from the sale of real estate assets, depreciation and amortization of real estate assets, amortization of direct lease acquisition costs and the same adjustments for our equity-based investments and non-controlling interests, as well as the related income tax effect of adjustments, as applicable. We calculate AFFO as FFO adjusted to include cash paid for direct lease acquisition costs as such costs are generally amortized over a period ranging from four weeks to one year and therefore are incurred on a regular basis. AFFO also includes cash paid for maintenance capital expenditures since these are routine uses of cash that are necessary for our operations. In addition, AFFO excludes restructuring charges and losses on extinguishment of debt, as well as certain non-cash items, including non-real estate depreciation and amortization, a gain on disposition of non-real-estate assets, stock-based compensation expense, accretion expense, the non-cash effect of straight-line rent, amortization of deferred financing costs and the same adjustments for our non-controlling interests, as well as the non-cash portion of income taxes, and the related income tax effect of adjustments, as applicable. We use FFO and AFFO measures for managing our business and for planning and forecasting future periods, and each is an important indicator of our operational strength and business performance, especially compared to other REITs. Our management believes users of our financial data are best served if the information that is made available to them allows them to align their analysis and evaluation of our operating results along the same lines that our management uses in managing, planning and executing our business strategy. Our management also believes that the presentations of FFO and AFFO, as supplemental measures, are useful in evaluating our business because adjusting results to reflect items that have more bearing on the operating performance of REITs highlight trends in our business that may not otherwise be apparent when relying solely on GAAP financial measures. It is management’s opinion that these supplemental measures provide users of our financial data with an important perspective on our operating performance and also make it easier to compare our results to other companies in our industry, as well as to REITs.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions, except per share amounts)	2021	2020	2021	2020
Total revenues	$341.0	$232.9	$600.2	$618.2

Operating income (loss)	$29.1	$(25.9)	$(1.9)	$7.9
Restructuring charges(a)	—	4.7	—	4.7
Net gain on dispositions	(2.9)	(5.2)	(3.2)	(5.3)
Depreciation	20.0	21.2	40.0	42.2
Amortization(b)	16.3	15.4	32.7	30.4
Stock-based compensation	7.5	5.2	13.5	11.0
Adjusted OIBDA(b)	$70.0	$15.4	$81.1	$90.9
Adjusted OIBDA(b) margin	21%	7%	14%	15%

Net loss attributable to OUTFRONT Media Inc.	$(0.9)	$(57.9)	$(68.6)	$(51.8)
Depreciation of billboard advertising structures	14.1	15.4	28.2	30.9
Amortization of real estate-related intangible assets	12.6	12.2	25.0	24.2
Amortization of direct lease acquisition costs	13.9	6.3	25.1	17.6
Net (gain) loss on disposition of real estate assets	0.1	(5.2)	(0.2)	(5.3)
Adjustment related to non-controlling interests	(0.1)	(0.1)	(0.2)	(0.2)
Income tax effect of adjustments(c)	—	1.4	—	1.4
FFO attributable to OUTFRONT Media Inc.	39.7	(27.9)	9.3	16.8
Non-cash portion of income taxes	(4.1)	(2.8)	(9.3)	(5.3)
Cash paid for direct lease acquisition costs	(10.8)	(8.7)	(22.9)	(23.6)
Maintenance capital expenditures	(4.8)	(6.3)	(8.4)	(11.1)
Restructuring charges - severance(a)	—	3.8	—	3.8
Other depreciation	5.9	5.8	11.8	11.3
Other amortization	3.7	3.2	7.7	6.2
Gain on disposition of non-real estate assets(d)	(3.0)	—	(3.0)	—
Stock-based compensation(a)	7.5	6.1	13.5	11.9
Non-cash effect of straight-line rent	2.2	3.6	4.2	4.9
Accretion expense	0.6	0.7	1.3	1.3
Amortization of deferred financing costs	1.9	1.7	3.8	3.0
Loss on extinguishment of debt	—	—	6.3	—
Adjustment related to non-controlling interests	—	(0.1)	—	(0.1)
Income tax effect of adjustments(e)	0.8	(0.4)	0.8	(0.4)
AFFO attributable to OUTFRONT Media Inc.	$39.6	$(21.3)	$15.1	$18.7

(a)In the three and six months ended June 30, 2020, Restructuring charges relate to severance associated with workforce reductions made in response to the COVID-19 pandemic and includes stock-based compensation expenses of $0.9 million.
(b)Consistent with the current year’s presentation, we have reclassified amortization of direct lease acquisition costs of $6.3 million in the three months ended June 30, 2020, and $17.6 million in the six months ended June 30, 2020, from Amortization to Selling, general and administrative expenses, resulting in a corresponding decrease in Adjusted OIBDA.
(c)Income tax effect related to Net gain on disposition of real estate assets.
(d)Gain related to the Sports Disposition.
(e)Income tax effect related to a Gain on disposition of non-real estate assets in 2021 and related to Restructuring charges - severance in 2020.

FFO was $39.7 million in the three months ended June 30, 2021, compared to a FFO deficit of $27.9 million in the same prior-year period. AFFO was $39.6 million in the three months ended June 30, 2021, compared to an AFFO deficit of $21.3 million in the same prior-year period, as we have started to experience increases in customer advertising expenditures and overall demand for our services from the COVID-19 pandemic lows in 2020. FFO in the six months ended June 30, 2021, decreased $7.5 million, or 45%, compared to the same prior-year period. AFFO in the six months ended June 30, 2021, decreased $3.6 million, or 19%, compared to the same prior-year period, as we have experienced slower increases in customer advertising expenditures and overall demand for our services with respect to our transit business, particularly in the first quarter of 2021, primarily due to low transit ridership numbers compared to pre-COVID-19 transit ridership numbers in the first quarter of 2020.

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

	Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%
(in millions, except percentages)	2021	2020	Change	2021	2020	Change
Revenues:
Billboard	$287.3	$188.5	52%	$510.9	$459.4	11%
Transit and other	53.7	44.4	21	89.3	158.8	(44)
Total revenues	$341.0	$232.9	46	$600.2	$618.2	(3)

Organic revenues(a):
Billboard	$287.3	$189.5	52	$510.9	$461.2	11
Transit and other	53.7	33.0	63	89.3	133.4	(33)
Total organic revenues(a)	341.0	222.5	53	600.2	594.6	1
Non-organic revenues:
Billboard	—	(1.0)	*	—	(1.8)	*
Transit and other	—	11.4	*	—	25.4	*
Total non-organic revenues	—	10.4	*	—	23.6	*
Total revenues	$341.0	$232.9	46	$600.2	$618.2	(3)

*Calculation is not meaningful.
(a)Organic revenues exclude revenues associated with a disposition and the impact of foreign currency exchange rates (“non-organic revenues”).

Total revenues increased by $108.1 million, or 46%, and organic revenues increased $118.5 million, or 53%, in the three months ended June 30, 2021, compared to the same prior-year period. Total revenues decreased by $18.0 million, or 3%, and organic revenues increased $5.6 million, or 1%, in the six months ended June 30, 2021, compared to the same prior-year period.

In the three and six months ended June 30, 2020, non-organic revenues exclude the impact of the Sports Disposition and reflect the impact of foreign currency exchange rates.

Total billboard revenues increased $98.8 million, or 52%, in the three months ended June 30, 2021, compared to the same prior-year period and increased $51.5 million, or 11%, in the six months ended June 30, 2021, compared to the same prior-year period. The increases were principally driven by an increase in average revenue per display (yield) as we have started to experience increases in customer advertising expenditures and overall demand for our services from the COVID-19 pandemic lows in 2020.

Organic billboard revenues increased $97.8 million, or 52%, in the three months ended June 30, 2021, compared to the same prior-year period and increased $49.7 million, or 11%, in the six months ended June 30, 2021, compared to the same prior-year period, principally driven by an increase in average revenue per display (yield) as we have started to experience a recovery customer advertising expenditures and overall demand for our services from the COVID-19 pandemic lows in 2020.

Total transit and other revenues increased $9.3 million, or 21%, in the three months ended June 30, 2021, compared to the same prior-year period, principally driven by an increase in average revenue per display (yield) as we have started to experience increases in customer advertising expenditures and overall demand for our services from the COVID-19 pandemic lows in 2020, partially offset by the impact of the Sports Disposition. Total transit and other revenues decreased $69.5 million, or 44%, in the six months ended June 30, 2021, compared to the same prior-year period, due primarily to a decline in average revenue per display (yield), as we have experienced slower increases in customer advertising expenditures and overall demand for our services, particularly in the first quarter of 2021, primarily due to low transit ridership numbers compared to pre-COVID-19 numbers in the first quarter of 2020, as well as the impact of the Sports Disposition.

Organic transit and other revenues increased $20.7 million, or 63%, in the three months ended June 30, 2021, compared to the same prior-year period, due primarily to an increase in average revenue per display (yield) as we have started to experience increases in customer advertising expenditures and overall demand for our services from the COVID-19 pandemic lows in 2020. Organic transit and other revenues decreased $44.1 million, or 33%, in the six months ended June 30, 2021, compared to the same prior-year period, due primarily to a decline in average revenue per display (yield), as we have experienced slower increases in customer advertising expenditures and overall demand for our services, particularly in the first quarter of 2021, primarily due to low transit ridership numbers compared to pre-COVID-19 numbers in the first quarter of 2020.

Expenses

	Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%
(in millions, except percentages)	2021	2020	Change	2021	2020	Change
Expenses:
Operating	$189.6	$154.0	23%	$367.2	$378.8	(3)%
Selling, general and administrative(a)	88.9	68.7	29	165.4	159.5	4
Restructuring charges	—	4.7	*	—	4.7	*
Net gain on dispositions	(2.9)	(5.2)	(44)	(3.2)	(5.3)	(40)
Depreciation	20.0	21.2	(6)	40.0	42.2	(5)
Amortization(a)	16.3	15.4	6	32.7	30.4	8
Total expenses	$311.9	$258.8	21	$602.1	$610.3	(1)

*Calculation is not meaningful.
(a)Consistent with the current year’s presentation, we have reclassified amortization of direct lease acquisition costs of $6.3 million in the three months ended June 30, 2020, and $17.6 million in the six months ended June 30, 2020, from Amortization to Selling, general and administrative expenses.

Operating Expenses

	Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%
(in millions, except percentages)	2021	2020	Change	2021	2020	Change
Operating expenses:
Billboard property lease	$100.7	$94.1	7%	$194.8	$196.9	(1)%
Transit franchise	42.5	18.5	130	82.1	76.3	8
Posting, maintenance and other	46.4	41.4	12	90.3	105.6	(14)
Total operating expenses	$189.6	$154.0	23	$367.2	$378.8	(3)

Billboard property lease expenses represented 35% of billboard revenues in the three months ended June 30, 2021, 50% in the three months ended June 30, 2020, 38% in the six months ended June 30, 2021, and 43% in the six months ended June 30, 2020.

Transit franchise expenses represented 91% of transit display revenues in the three months ended June 30, 2021, 63% in the three months ended June 30, 2020, 107% in the six months ended June 30, 2021 and 62% in the six months ended June 30,

2020. The increases in transit franchise expense as a percentage of revenues are primarily driven by guaranteed minimum annual payments to the New York Metropolitan Transportation Authority (the “MTA”).

Billboard property lease and transit franchise expenses increased $30.6 million in the three months ended June 30, 2021, compared to the same prior-year period, due primarily to higher guaranteed minimum annual payments to the MTA and higher billboard and transit revenues. Billboard property lease and transit franchise expenses increased $3.7 million in the six months ended June 30, 2021, compared to the same prior-year period, due primarily to higher guaranteed minimum annual payments to the MTA and higher billboard revenues, partially offset by lower transit revenues and the impact of agreements with transit franchise partners to modify our existing guaranteed minimum annual payments to revenue share percentages beginning in the second quarter of 2020.

Posting, maintenance and other expenses increased $5.0 million, or 12%, in the three months ended June 30, 2021, compared to the same prior year period, primarily due to increased transit revenues in 2021 as we have started to experience increases in customer advertising expenditures and overall demand for our services from the COVID-19 pandemic lows in 2020, partially offset by the impact of the Sports Disposition. Posting, maintenance and other expenses decreased $15.3 million, or 14%, in the six months ended June 30, 2021, compared to the same prior-year period, primarily due to the impact of the Sports Disposition, partially offset by an increase in posting and rotation costs, as well as higher maintenance costs.

Selling, General and Administrative Expenses (“SG&A”)

SG&A expenses represented 26% of Revenues in the three months ended June 30, 2021, 29% in the three months ended June 30, 2020, 28% in the six months ended June 30, 2021 and 26% in the same prior-year period. SG&A expenses increased $20.2 million, or 29%, in the three months ended June 30, 2021, compared to the same prior-year period and increased $5.9 million, or 4%, in the six months ended June 30, 2021, compared to the same prior-year period. The increases were primarily driven by higher compensation-related expenses and higher professional fees, partially offset by a lower provision for doubtful allowances and the impact of the Sports Disposition. Consistent with the current year’s presentation, we have reclassified amortization of direct lease acquisition costs of $6.3 million in the three months ended June 30, 2020, and $17.6 million in the six months ended June 30, 2020, from Amortization to Selling, general and administrative expenses.

Net Gain on Dispositions

Net gain on dispositions decreased $2.3 million, or 44%, in the three months ended June 30, 2021, compared to the same prior-year period and decreased $2.1 million, or 40%, for the six months ended June 30, 2021, compared to the same prior-year period.

Depreciation

Depreciation decreased $1.2 million, or 6%, in the three months ended June 30, 2021, compared to the same prior-year period and decreased $2.2 million, or 5%, in the six months ended June 30, 2021, compared to the same prior-year period.

Amortization

Amortization increased $0.9 million, or 6%, in the three months ended June 30, 2021, compared to the same prior-year period and increased $2.3 million, or 8%, in the six months ended June 30, 2021, compared to the same prior-year period. The increases were principally driven by higher amortization of intangible assets. Consistent with the current year’s presentation, we have reclassified amortization of direct lease acquisition costs of $6.3 million in the three months ended June 30, 2020, and $17.6 million in the six months ended June 30, 2020, from Amortization to Selling, general and administrative expenses.

Interest Expense, Net

Interest expense, net, was $32.1 million (including $1.9 million of deferred financing costs) in the three months ended June 30, 2021, and $33.3 million (including $1.7 million of deferred financing costs) in the same prior-year period. The decrease in Interest expense, net, was primarily due to lower interest rates. Interest expense, net, was $66.7 million (including $3.8 million of deferred financing costs) in the six months ended June 30, 2021, and $63.1 million (including $3.0 million of deferred financing costs) in the same prior-year period. The increase in Interest expense, net, was primarily due to a higher outstanding average debt balance, partially offset by lower interest rates.

Loss on Extinguishment of Debt

In the six months ended June 30, 2021, we recorded a loss on extinguishment of debt of $6.3 million relating to the redemption of our 5.625% Senior Unsecured Notes due 2024.

Benefit for Income Taxes

Benefit for income taxes increased $0.9 million, or 60%, in the three months ended June 30, 2021, and increased $3.9 million, or 122%, in the six months ended June 30, 2021, compared to the same prior-year periods, due primarily to a higher taxable REIT subsidiary loss in the three and six months ended June 30, 2021, compared to the same prior-year periods.

Net Loss

Net loss before allocation to non-controlling interests decreased $57.3 million, or 99%, in the three months ended June 30, 2021, compared to the same prior-year period, as we have started to experience increases in customer advertising expenditures and overall demand for our services from the COVID-19 pandemic lows in 2020 and lower interest expense. Net loss before allocation to non-controlling interests increased $16.6 million, or 32%, in the six months ended June 30, 2021, compared to the same prior-year period, as we have experienced slower increases in customer advertising expenditures and overall demand for our services with respect to our transit business, particularly in the first quarter of 2021, primarily due to low transit ridership numbers compared to pre-COVID-19 transit ridership numbers in the first quarter of 2020, and higher interest expense.

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

The following table presents our Revenues, Adjusted OIBDA and Operating income (loss) by segment in the three and six months ended June 30, 2021 and 2020. In the third quarter of 2020, we completed the Sports Disposition. Historical operating results for our Sports Marketing operating segment through June 30, 2020, are included in Other.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2021	2020	2021	2020
Revenues:
U.S. Media	$321.8	$213.5	$567.2	$568.2
Other	19.2	19.4	33.0	50.0
Total revenues	$341.0	$232.9	$600.2	$618.2

Operating income (loss)	$29.1	$(25.9)	$(1.9)	$7.9
Restructuring charges	—	4.7	—	4.7
Net gain on dispositions	(2.9)	(5.2)	(3.2)	(5.3)
Depreciation	20.0	21.2	40.0	42.2
Amortization(a)	16.3	15.4	32.7	30.4
Stock-based compensation(b)	7.5	5.2	13.5	11.0
Total Adjusted OIBDA(a)	$70.0	$15.4	$81.1	$90.9

Adjusted OIBDA:
U.S. Media(a)	$80.6	$31.4	$105.2	$111.4
Other(a)	1.6	(5.7)	(0.4)	(5.7)
Corporate	(12.2)	(10.3)	(23.7)	(14.8)
Total Adjusted OIBDA(a)	$70.0	$15.4	$81.1	$90.9

Operating income (loss):
U.S. Media	$47.3	$(3.9)	$38.7	$43.5
Other	1.5	(5.5)	(3.4)	(8.8)
Corporate	(19.7)	(16.5)	(37.2)	(26.8)
Total operating income (loss)	$29.1	$(25.9)	$(1.9)	$7.9

(a)Consistent with the current year’s presentation, we have reclassified amortization of direct lease acquisition costs of $6.3 million in the three months ended June 30, 2020, of which $6.0 million was recorded in our U.S. Media segment and $0.3 million was recorded in Other, and $17.6 million in the six months ended June 30, 2020, of which $16.8 million was recorded in our U.S. Media segment and $0.8 million was recorded in Other, from Amortization to SG&A expenses, resulting in a corresponding decrease in Adjusted OIBDA.
(b)Stock-based compensation is classified as Corporate expense.

U.S. Media

	Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%
(in millions, except percentages)	2021	2020	Change	2021	2020	Change
Revenues:
Billboard	$271.8	$181.4	50%	$484.3	$437.9	11%
Transit and other	50.0	32.1	56	82.9	130.3	(36)
Total revenues	321.8	213.5	51	567.2	568.2	—
Operating expenses	(176.8)	(135.0)	31	(342.9)	(337.7)	2
SG&A expenses(a)	(64.4)	(47.1)	37	(119.1)	(119.1)	—
Adjusted OIBDA(a)	$80.6	$31.4	157	$105.2	$111.4	(6)
Adjusted OIBDA(a) margin	25%	15%		19%	20%

Operating income (loss)	$47.3	$(3.9)	*	$38.7	$43.5	(11)
Restructuring charges	—	3.0	*	—	3.0	*
Net (gain) loss on dispositions	0.1	(1.1)	*	(0.2)	(1.2)	(83)
Depreciation and amortization(a)	33.2	33.4	(1)	66.7	66.1	1
Adjusted OIBDA(a)	$80.6	$31.4	157	$105.2	$111.4	(6)

*    Calculation is not meaningful.
(a)Consistent with the current year’s presentation, we have reclassified amortization of direct lease acquisition costs of $6.0 million in the three months ended June 30, 2020, and $16.8 million in the six months ended June 30, 2020, in our U.S. Media segment from Amortization to SG&A expenses, resulting in a corresponding decrease in Adjusted OIBDA.

Total U.S. Media segment revenues increased $108.3 million, or 51%, in the three months ended June 30, 2021, compared to the same prior-year period, due primarily to an increase in average revenue per display (yield) as we have started to experience increases in customer advertising expenditures and overall demand for our services from the COVID-19 pandemic lows in 2020. Total U.S. Media segment revenues decreased $1.0 million in the six months ended June 30, 2021, compared to the same prior-year period, due primarily to a decline in transit revenue driven by a decline in average revenue per display (yield) we have experienced slower increases in customer advertising expenditures and overall demand for our services, particularly in the first quarter of 2021, primarily due to low transit ridership numbers compared to pre-COVID-19 transit ridership numbers in the first quarter of 2020, partially offset by an increase in billboard average revenue per display (yield) as discussed above. In each of the three months ended June 30, 2021 and 2020, we generated approximately 40% of our U.S. Media segment revenues from national advertising. In the six months ended June 30, 2021, we generated approximately 39% of our U.S. Media segment revenues from national advertising campaigns and 42% in the same prior-year period.

Revenues from U.S. Media segment billboards increased $90.4 million, or 50%, in the three months ended June 30, 2021, compared to the same prior-year period and $46.4 million, or 11%, in the six months ended June 30, 2021, compared to the same prior-year period. The increases were driven by an increase in average revenue per display (yield) as we have started to experience increases in customer advertising expenditures and overall demand for our services from the COVID-19 pandemic lows in 2020.

Transit and other revenues in the U.S. Media segment increased $17.9 million, or 56%, in the three months ended June 30, 2021, compared to the same prior-year period, driven by an increase in average revenue per display (yield) as we have started to experience increases in customer advertising expenditures and overall demand for our services from the COVID-19 pandemic lows in 2020. Transit and other revenues in the U.S. Media segment decreased $47.4 million, or 36%, in the six months ended June 30, 2021, compared to the same prior-year period, driven by a decline in average revenue per display (yield) as we have experienced slower increases in customer advertising expenditures and overall demand for our services, particularly in the first quarter of 2021, primarily due to low transit ridership numbers compared to pre-COVID-19 transit ridership numbers in the first quarter of 2020.

U.S. Media segment operating expenses increased $41.8 million, or 31%, in the three months ended June 30, 2021, compared to the same prior-year period, primarily driven by higher guaranteed minimum annual payments to the MTA and higher billboard and transit revenues. U.S. Media segment SG&A expenses increased $17.3 million, or 37%, in the three months ended June 30,

2021, compared to the same prior-year period, primarily driven by higher compensation-related costs, partially offset by a lower provision for doubtful allowances. U.S. Media segment operating expenses increased $5.2 million, or 2%, in the six months ended June 30, 2021, compared to the same prior-year period, primarily driven by higher guaranteed minimum annual payments to the MTA and higher billboard revenues, partially offset by lower transit revenues and the impact of agreements with transit franchise partners to modify our existing guaranteed minimum annual payments to revenue share percentages beginning in the second quarter of 2020. U.S. Media segment SG&A expenses in the six months ended June 30, 2021, were comparable to the same prior-year period, primarily driven by higher compensation-related costs, partially offset by a lower provision for doubtful allowances.

U.S. Media segment Adjusted OIBDA increased $49.2 million, or 157%, in the three months ended June 30, 2021, compared to the same prior-year period and decreased $6.2 million, or 6%, in the six months ended June 30, 2021, compared to the same prior-year period. Adjusted OIBDA margin was 25.0% in the three months ended June 30, 2021, 15% in the three months ended June 30, 2020, 19% in the six months ended June 30, 2021, and 20% in the same prior-year period.
Other

	Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%
(in millions, except percentages)	2021	2020	Change	2021	2020	Change
Revenues:
Billboard	$15.5	$7.1	118%	$26.6	$21.5	24%
Transit and other	3.7	12.3	(70)	6.4	28.5	(78)
Total revenues	$19.2	$19.4	(1)	$33.0	$50.0	(34)

Organic revenues(a):
Billboard	$15.5	$8.1	91	$26.6	$23.3	14
Transit and other	3.7	0.9	*	6.4	3.1	106
Total organic revenues(a)	19.2	9.0	113	33.0	26.4	25
Non-organic revenues:
Billboard	—	(1.0)	*	—	(1.8)	*
Transit and other	—	11.4	*	—	25.4	*
Total non-organic revenues	—	10.4	*	—	23.6	*
Total revenues	19.2	19.4	(1)	33.0	50.0	(34)
Operating expenses	(12.8)	(19.0)	(33)	(24.3)	(41.1)	(41)
SG&A expenses(b)	(4.8)	(6.1)	(21)	(9.1)	(14.6)	(38)
Adjusted OIBDA(b)	$1.6	$(5.7)	*	$(0.4)	$(5.7)	*
Adjusted OIBDA(b) margin	8%	(29)%		(1)%	(11)%

Operating income (loss)	$1.5	$(5.5)	*	$(3.4)	$(8.8)	(61)
Restructuring charges	—	0.7	*	—	0.7	*
Net gain on dispositions	(3.0)	(4.1)	*	(3.0)	(4.1)	*
Depreciation and amortization(b)	3.1	3.2	(3)	6.0	6.5	(8)
Adjusted OIBDA(b)	$1.6	$(5.7)	*	$(0.4)	$(5.7)	(93)

*    Calculation is not meaningful.
(a)Organic revenues exclude revenues associated with a disposition and the impact of foreign currency exchange rates (“non-organic revenues”).
(b)Consistent with the current year’s presentation, we have reclassified amortization of direct lease acquisition costs of $0.3 million in the three months ended June 30, 2020, and $0.8 million in the six months ended June 30, 2020, in Other from Amortization to SG&A expenses, resulting in a corresponding decrease in Adjusted OIBDA.

In the third quarter of 2020, we completed the Sports Disposition. The operating results of our Sports Marketing operating segment through June 30, 2020, are included in our Consolidated Financial Statements.

Total Other revenues decreased $0.2 million, or 1%, in the three months ended June 30, 2021, compared to the same prior-year period and decreased $17.0 million, or 34%, in the six months ended June 30, 2021, compared to the same prior-year period. The decreases reflect the Sports Disposition, partially offset by an increase in average revenue per display (yield) as we have started to experience increases in customer advertising expenditures and overall demand for our services from the COVID-19 pandemic lows in 2020.

In the three and six months ended June 30, 2020, non-organic revenues exclude the impact of the Sports Disposition and reflect the impact of foreign currency exchange rates.

Organic Other revenues increased $10.2 million, or 113%, in the three months ended June 30, 2021, compared to the same prior-year period and increased $6.6 million, or 25%, in the six months ended June 30, 2021, compared to the same prior-year period. The increases were driven by an increase in average revenue per display (yield) as we have started to experience increases in customer advertising expenditures and overall demand for our services from the COVID-19 pandemic lows in 2020.
Other operating expenses decreased $6.2 million, or 33%, in the three months ended June 30, 2021, compared to the same prior-year period, primarily driven by the impact of the Sports Disposition, partially offset by higher expenses in Canada. Other operating expenses decreased $16.8 million, or 41%, in the six months ended June 30, 2021, compared to the same prior-year period, primarily driven by the impact of the Sports Disposition. Other SG&A expenses decreased $1.3 million, or 21%, in the three months ended June 30, 2021, compared to the same prior-year period and decreased $5.5 million, or 38%, in the six months ended June 30, 2021, compared to the same prior-year period, primarily driven by the impact of the Sports Disposition, partially offset by higher expenses in Canada.

Other Adjusted OIBDA was $1.6 million in the three months ended June 30, 2021, compared to an Adjusted OIBDA loss of $5.7 million in the same prior-year period due primarily to an increase in average revenue per display (yield) compared to 2020 as a result of the impact of the COVID-19 pandemic on customer advertising expenditures and overall demand for our services. Other Adjusted OIBDA losses decreased $5.3 million, or 93%, in the six months ended June 30, 2021, compared to the same prior-year period, due primarily to an decrease in average revenue per display (yield) compared to 2020 as a result of the impact of the COVID-19 pandemic on customer advertising expenditures and overall demand for our services.

Corporate

Corporate expenses primarily include expenses associated with employees who provide centralized services. Corporate expenses, excluding stock-based compensation, were $12.2 million, in the three months ended June 30, 2021, compared to $10.3 million in the same prior-year period, primarily due to higher compensation-related expenses, partially offset by the impact of market fluctuations on an equity-linked retirement plan offered by the Company to certain employees. Corporate expenses, excluding stock-based compensation, were $23.7 million in the six months ended June 30, 2021, compared to $14.8 million in the same prior-year period, primarily due to higher compensation-related expenses and the impact of market fluctuations on an equity-linked retirement plan offered by the Company to certain employees.

Liquidity and Capital Resources

	As of
(in millions, except percentages)	June 30, 2021	December 31, 2020	% Change
Assets:
Cash and cash equivalents	$529.0	$710.4	(26)%
Restricted cash	1.6	1.6	—
Receivables, less allowance ($19.8 in 2021 and $26.3 in 2020)	206.4	209.2	(1)
Prepaid lease and transit franchise costs	11.7	5.4	117
Other prepaid expenses	15.7	14.4	9
Other current assets	17.8	33.7	(47)
Total current assets	782.2	974.7	(20)
Liabilities:
Accounts payable	51.6	64.9	(20)
Accrued compensation	44.9	35.0	28
Accrued interest	30.4	24.5	24
Accrued lease and transit franchise costs	48.8	65.8	(26)
Other accrued expenses	38.7	38.0	2
Deferred revenues	43.7	29.5	48
Short-term debt	—	80.0	*
Short-term operating lease liabilities	187.7	176.5	6
Other current liabilities	21.8	20.7	5
Total current liabilities	467.6	534.9	(13)
Working capital	$314.6	$439.8	(28)

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

Our short-term cash requirements primarily include payments for operating leases, guaranteed minimum annual payments, interest, capital expenditures, equipment deployment costs and dividends. Funding for short-term cash needs will come primarily from our cash on hand, operating cash flows, our ability to issue debt and equity securities, and borrowings under the Revolving Credit Facility (as defined below), the AR Facility (as defined below) or other credit facilities that we may establish, to the extent available.

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

The decrease in working capital as of June 30, 2021, compared to as of December 31, 2020, is primarily driven by lower cash and other current assets, partially offset by lower short-term debt and accounts payable.

Under the MTA agreement, which was amended in June 2020 and July 2021 (as amended, the “MTA Agreement”):

•Deployments. We must deploy, over a number of years, (i) 5,433 digital advertising screens on subway and train platforms and entrances, (ii) 15,896 smaller-format digital advertising screens on rolling stock, and (iii) 9,283 MTA communications displays, subject to modification as agreed-upon by us and the MTA. We are also obligated to deploy certain additional digital advertising screens and MTA communications displays in subway and train stations and rolling stock that the MTA may build or acquire in the future (collectively, the “New Inventory”). After temporarily suspending deployment beginning in the first quarter of 2021, we have resumed deployment.
•Recoupment of Equipment Deployment Costs. We may retain incremental revenues that exceed an annual base revenue amount for the cost of deploying advertising and communications displays throughout the transit system. As presented in the table below, recoupable MTA equipment deployment costs are recorded as Prepaid MTA equipment deployment costs and Intangible assets on our Consolidated Statement of Financial Position, and as these costs are recouped from incremental revenues that the MTA would otherwise be entitled to receive, Prepaid MTA equipment deployment costs will be reduced. If incremental revenues generated over the term of the agreement are not sufficient to cover all or a portion of the equipment deployment costs, the costs will not be recouped, which could have an adverse effect on our business, financial condition and results of operations. If we do not recoup all costs of deploying advertising and communications screens with respect to the New Inventory by the end of the term of the MTA Agreement, the MTA will be obligated to reimburse us for these costs. Deployment costs in an amount not to exceed $50.7 million, which are deemed authorized before December 31, 2020, will be paid directly by the MTA. For any deployment costs deemed authorized after December 31, 2020, the MTA and the Company will no longer be obligated to directly pay 70% and 30% of the costs, respectively, and these costs will be subject to recoupment in accordance with the MTA Agreement. We did not recoup any equipment deployment costs in the six months ended June 30, 2021, and it is unlikely we will recoup equipment deployment costs in the remainder of 2021. For the full year of 2021, we expect our MTA equipment deployment costs to be approximately $100.0 million.
•Payments. We must pay to the MTA the greater of a percentage of revenues or a guaranteed minimum annual payment. Our payment obligations with respect to guaranteed minimum annual payment amounts owed to the MTA resumed on January 1, 2021, in accordance with the terms of the MTA Agreement, and any guaranteed minimum annual payment amounts that would have been paid for the period from April 1, 2020 through December 31, 2020 (less any revenue share amounts actually paid during this period using an increased revenue share percentage of 65%) will instead be added in equal increments to the guaranteed minimum annual payment amounts owed for the period from January 1, 2022, through December 31, 2026. The MTA Agreement also provides that if prior to April 1, 2028 the balance of unrecovered costs of deploying advertising and communications screens throughout the transit system is equal to or less than zero, then in any year following the year in which such recoupment occurs (the “Recoupment Year”), the MTA is entitled to receive an additional payment equal to 2.5% of the annual base revenue amount for such year calculated in accordance with the MTA Agreement, provided that gross revenues in such year (i) were at least equal to the gross revenues generated in the Recoupment Year, and (ii) did not decline by more than 5% from the prior year.
•Term. In July 2021, we extended the initial 10-year term of the MTA Agreement to a 13-term initial term. We have the option to extend this initial 13-year term for an additional five-year period at the end of the 13-year initial term, subject to satisfying certain quantitative and qualitative conditions.

We may utilize cash on hand and/or incremental third-party financing to fund equipment deployment costs over the next couple of years. However, given the uncertainty in the market around the severity and duration of the COVID-19 pandemic, we cannot reasonably estimate the aggregate financing amount, if any, at this time. As of June 30, 2021, we have issued surety bonds in favor of the MTA totaling approximately $136.0 million, which amount is subject to change as equipment installations are completed and revenues are generated. We expect transit franchise expenses, as a percentage of revenues, to increase in 2021 as compared to 2020, and be materially higher than pre-COVID-19 pandemic levels. (See the “Overview—COVID-19 Impact” section of this MD&A.) As indicated in the table below, we incurred $39.1 million related to MTA equipment deployment costs in the six months ended June 30, 2021 (which includes equipment deployment costs related to future deployments), for a total of $390.2 million to date, of which $33.9 million had been recouped from incremental revenues to date and as of June 30, 2021, $50.5 million is to be funded by the MTA. As of June 30, 2021, 7,821 digital displays had been installed, of which 176 installations occurred in the three months ended June 30, 2021, for a total of 441 installations in the six months ended June 30, 2021.

(in millions)	Beginning Balance	Deployment Costs Incurred	Recoupment/MTA Funding	Amortization	Ending Balance
Six months ended June 30, 2021:
Prepaid MTA equipment deployment costs	$204.6	$25.0	$—	$—	$229.6
Other current assets	28.0	6.1	(24.1)	—	10.0
Intangible assets (franchise agreements)	58.4	8.0	—	(4.9)	61.5
Total	$291.0	$39.1	$(24.1)	$(4.9)	$301.1

Year ended December 31, 2020:
Prepaid MTA equipment deployment costs	$171.5	$33.1	$—	$—	$204.6
Other current assets	—	44.4	(16.4)	—	28.0
Intangible assets (franchise agreements)	38.3	26.0	—	(5.9)	58.4
Total	$209.8	$103.5	$(16.4)	$(5.9)	$291.0

On August 5, 2021, we announced that our board of directors approved a quarterly cash dividend of $0.10 per share on our common stock, payable on September 30, 2021, to stockholders of record at the close of business on September 3, 2021.

Debt

Debt, net, consists of the following:

	As of
(in millions, except percentages)	June 30, 2021	December 31, 2020
Short-term debt:
Repurchase Facility	$—	$80.0
Total short-term debt	—	80.0

Long-term debt:
Term loan, due 2026	598.0	597.8

Senior unsecured notes:
5.625% senior unsecured notes, due 2024	—	501.3
6.250% senior unsecured notes, due 2025	400.0	400.0
5.000% senior unsecured notes, due 2027	650.0	650.0
4.250% senior unsecured notes, due 2029	500.0	—
4.625% senior unsecured notes, due 2030	500.0	500.0
Total senior unsecured notes	2,050.0	2,051.3

Debt issuance costs	(30.1)	(28.3)
Total long-term debt, net	2,617.9	2,620.8

Total debt, net	$2,617.9	$2,700.8

Weighted average cost of debt	4.3%	4.5%

	Payments Due by Period
(in millions)	Total	2021	2022-2023	2024-2025	2026 and thereafter
Long-term debt	$2,650.0	$—	$—	$400.0	$2,250.0
Interest	808.3	114.8	226.6	213.6	253.3
Total	$3,458.3	$114.8	$226.6	$613.6	$2,503.3

Term Loan

The interest rate on the term loan due in 2026 (the “Term Loan”) was 1.8% per annum as of June 30, 2021. As of June 30, 2021, a discount of $2.0 million on the Term Loan remains unamortized. The discount is being amortized through Interest expense, net, on the Consolidated Statement of Operations.

Revolving Credit Facility

We also have a $500.0 million revolving credit facility, which matures in 2024 (the “Revolving Credit Facility,” together with the Term Loan, the “Senior Credit Facilities”).

As of June 30, 2021, there were no outstanding borrowings under the Revolving Credit Facility.

The commitment fee based on the amount of unused commitments under the Revolving Credit Facility was $0.5 million in the three months ended June 30, 2021, $0.3 million in the three months ended June 30, 2020, $0.9 million in the six months ended June 30, 2021, and $0.6 million in the six months ended June 30, 2020. As of June 30, 2021, we had issued letters of credit totaling approximately $2.1 million against the letter of credit facility sublimit under the Revolving Credit Facility.

Standalone Letter of Credit Facilities

As of June 30, 2021, we had issued letters of credit totaling approximately $72.2 million under our aggregate $78.0 million standalone letter of credit facilities. The total fees under the letter of credit facilities were immaterial in each of the three and six months ended June 30, 2021 and 2020.

Effective July 27, 2021, we increased our standalone letter of credit facilities by $3.0 million. As of August 5, 2021, we had issued letters of credit totaling approximately $73.9 million under our aggregate $81.0 million standalone letters of credit facilities.

Accounts Receivable Securitization Facilities

As of June 30, 2021, we have a revolving accounts receivable securitization facility (the “AR Facility”), which terminates in June 2022, unless further extended. Our 364-day uncommitted structured repurchase facility (the “Repurchase Facility”) expired on June 29, 2021, and we chose not to extend it at this time.

In connection with the AR Facility, Outfront Media LLC and Outfront Media Outernet Inc., each a wholly-owned subsidiary of the Company, and certain of the Company’s taxable REIT subsidiaries (“TRSs”) (the “Originators”), will sell and/or contribute their respective existing and future accounts receivable and certain related assets to either Outfront Media Receivables LLC, a special purpose vehicle and wholly-owned subsidiary of the Company relating to the Company’s qualified REIT subsidiary accounts receivable assets (the “QRS SPV”) or Outfront Media Receivables TRS, LLC a special purpose vehicle and wholly-owned subsidiary of the Company relating to the Company’s TRS accounts receivable assets (the “TRS SPV” and together with the QRS SPV, the “SPVs”). The SPVs may transfer undivided interests in their respective accounts receivable assets to certain purchasers from time to time (the “Purchasers”). The SPVs are separate legal entities with their own separate creditors who will be entitled to access the SPVs’ assets before the assets become available to the Company. Accordingly, the SPVs’ assets are not available to pay creditors of the Company or any of its subsidiaries, although collections from the receivables in excess of amounts required to repay the Purchasers and other creditors of the SPVs may be remitted to the Company. Outfront Media LLC will service the accounts receivables on behalf of the SPVs for a fee. The Company has agreed to guarantee the performance of the Originators and Outfront Media LLC, in its capacity as servicer, of their respective obligations under the agreements governing the AR Facility. Neither the Company, the Originators nor the SPVs guarantee the collectability of the receivables under the AR Facility. Further, the TRS SPV and the QRS SPV are jointly and severally liable for their respective obligations under the agreements governing the AR Facility.

As of June 30, 2021, there were no outstanding borrowings under the AR Facility. As of June 30, 2021, there was no borrowing capacity remaining under the AR Facility based on approximately $245.5 million of accounts receivable used as collateral for the AR Facility and a related voluntary temporary suspension of the AR Facility, in accordance with the agreements governing the AR Facility. The commitment fee based on the amount of unused commitments under the AR Facility was immaterial for each of the three and six months ended June 30, 2021 and 2020.

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

Debt Covenants

Our credit agreement, dated as of January 31, 2014 (as amended, supplemented or otherwise modified, the “Credit Agreement”), governing the Senior Credit Facilities, the agreements governing the AR Facility, and the indentures governing our senior unsecured notes contain customary affirmative and negative covenants, subject to certain exceptions, including but not limited to those that restrict the Company’s and its subsidiaries’ abilities to (i) pay dividends on, repurchase or make distributions in respect to the Company’s or its wholly-owned subsidiary, Outfront Media Capital LLC’s (“Finance LLC’s”) capital stock or make other restricted payments other than dividends or distributions necessary for us to maintain our REIT status, subject to certain conditions and exceptions, (ii) enter into agreements restricting certain subsidiaries’ ability to pay dividends or make other intercompany or third-party transfers, and (iii) incur additional indebtedness. One of the exceptions to the restriction on our ability to incur additional indebtedness is satisfaction of a Consolidated Total Leverage Ratio, which is the ratio of our consolidated total debt to our Consolidated EBITDA (as defined in the Credit Agreement) for the trailing four consecutive quarters, of no greater than 6.0 to 1.0. As of June 30, 2021, our Consolidated Total Leverage Ratio was 9.8 to 1.0 in accordance with the Credit Agreement.

The terms of the Credit Agreement (and under certain circumstances, the agreements governing the AR Facility) require that we maintain a Consolidated Net Secured Leverage Ratio, which is the ratio of (i) our consolidated secured debt (less up to $150.0 million of unrestricted cash) to (ii) our Consolidated EBITDA (as defined in the Credit Agreement) for the trailing four consecutive quarters, of no greater than 4.5 to 1.0. As of June 30, 2021, our Consolidated Net Secured Leverage Ratio was 1.3 to 1.0 in accordance with the Credit Agreement. As of June 30, 2021, we are in compliance with our debt covenants.

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

Deferred Financing Costs

As of June 30, 2021, we had deferred $33.3 million in fees and expenses associated with the Term Loan, Revolving Credit Facility, AR Facility and our senior unsecured notes. We are amortizing the deferred fees through Interest expense, net, on our Consolidated Statement of Operations over the respective terms of the Term Loan, Revolving Credit Facility, AR Facility and our senior unsecured notes.

Interest Rate Swap Agreements

We have several interest rate cash flow swap agreements to effectively convert a portion of our LIBOR-based variable rate debt to a fixed rate and hedge our interest rate risk related to such variable rate debt. The fair value of these swap positions was a net liability of approximately $3.0 million as of June 30, 2021, and $5.6 million as of December 31, 2020, and is included in Other liabilities on our Consolidated Statement of Financial Position.

As of June 30, 2021, under the terms of these agreements, we will pay interest based on an aggregate notional amount of $200.0 million, under a weighted-average fixed interest rate of 2.7%, with a receive rate of one-month LIBOR and which mature at various dates until June 30, 2022. The one-month LIBOR rate was approximately 0.1% as of June 30, 2021.

Equity

At-the-Market Equity Offering Program

We have a sales agreement in connection with an “at-the-market” equity offering program (the “ATM Program”), under which we may, from time to time, issue and sell shares of our common stock up to an aggregate offering price of $300.0 million. We have no obligation to sell any of our common stock under the sales agreement and may at any time suspend solicitations and offers under the sales agreement. No shares were sold under the ATM Program during the six months ended June 30, 2021. As of June 30, 2021, we had approximately $232.5 million of capacity remaining under the ATM Program.

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

Cash Flows

The following table presents our cash flows in the six months ended June 30, 2021 and 2020.

	Six Months Ended
	June 30,		%
(in millions, except percentages)	2021	2020	Change
Cash provided by operating activities	$13.6	$50.7	(73)%
Cash used for investing activities	(77.0)	(49.3)	56
Cash provided by (used for) financing activities	(118.9)	588.3	*
Effect of exchange rate changes on cash, cash equivalents and restricted cash	0.9	(1.0)	*
Net increase (decrease) in cash, cash equivalents and restricted cash	$(181.4)	$588.7	*

*Calculation is not meaningful.

Cash provided by operating activities decreased $37.1 million, or 73%, in the six months ended June 30, 2021, compared to the same prior-year period, as we have experienced slower increases in customer advertising expenditures and overall demand for our services with respect to our transit business, particularly in the first quarter of 2021, primarily due to low transit ridership numbers compared to pre-COVID-19 numbers in the first quarter of 2020. In the six months ended June 30, 2021, we paid net cash of $7.0 million related to MTA equipment deployment and installed 441 digital displays. In the six months ended June 30, 2020, we paid $28.3 million related to MTA equipment deployment costs.

Cash used for investing activities increased $27.7 million, or 56%, in the six months ended June 30, 2021, compared to the same prior-year period, due primarily to higher cash paid for acquisitions and MTA franchise rights, partially offset by lower cash paid for capital expenditures.

The following table presents our capital expenditures in the six months ended June 30, 2021 and 2020.

	Six Months Ended
	June 30,		%
(in millions, except percentages)	2021	2020	Change
Growth	$17.1	$20.8	(18)%
Maintenance	8.4	11.1	(24)
Total capital expenditures	$25.5	$31.9	(20)

Capital expenditures decreased $6.4 million, or 20%, in the six months ended June 30, 2021, compared to the same prior-year period, primarily due to lower spending on vehicles, office remodel projects, installation of the most current LED lighting technology, and lower spending due the Sports Disposition.

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

Cash used by financing activities was $118.9 million in the six months ended June 30, 2021, compared to Cash provided by financing activities of $588.3 million in the same prior-year period. In the six months ended June 30, 2021, we made a repayment of $80.0 million under the Repurchase Facility and paid total cash dividends of $14.3 million on the Series A Preferred Stock and vested restricted share units granted to employees. In the six months ended June 30, 2020, we received net proceeds of $400.0 million related to the issuance of Senior Unsecured Notes due 2025 in a private placement and received net proceeds of $383.9 million related to the issuance of the Series A Preferred Stock to enhance our liquidity position in response to the impact of the COVID-19 pandemic, made net total repayments of $115.0 million on the AR Facility and the Repurchase Facility and paid total cash dividends on the Series A Preferred Stock and on our common stock of $61.1 million.

Cash paid for income taxes was $1.4 million for in the six months ended June 30, 2021 and $2.1 million in the six months ended June 30, 2020.

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

We do not currently use derivatives or other financial instruments to mitigate our exposure to commodity price risk. However, we do enter into contracts with commodity providers to limit our exposure to commodity price fluctuations. For the year ended

December 31, 2020, such contracts accounted for 17.7% of our total utility costs. As of June 30, 2021, we had active electricity purchase agreements with fixed contract rates for locations throughout Illinois, New Jersey, Pennsylvania and Texas, which expire at various dates through June 2024.

Foreign Exchange Risk

Foreign currency translation risk is the risk that exchange rate gains or losses arise from translating our Canadian business’s statements of earnings and statements of financial position from functional currency to our reporting currency (the U.S. Dollar) for consolidation purposes. Any gain or loss on translation is included within comprehensive income and Accumulated other comprehensive income on our Consolidated Statement of Financial Position. The functional currency of our international subsidiaries is their respective local currency. As of June 30, 2021, we have $2.4 million of unrecognized foreign currency translation gains included within Accumulated other comprehensive loss on our Consolidated Statement of Financial Position.

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

As of June 30, 2021, we had a $600.0 million variable-rate Term Loan due 2026 outstanding, which has an interest rate of 1.8% per year. An increase or decrease of 1/4% in our interest rate on the Term Loan will change our annualized interest expense by approximately $1.0 million.

As of June 30, 2021, there were no outstanding borrowings under the AR Facility.

We have several interest rate cash flow swap agreements to effectively convert a portion of our LIBOR-based variable rate debt to a fixed rate and hedge our interest rate risk related to such variable rate debt. The fair value of these swap positions was a net unrecognized loss of approximately $3.0 million as of June 30, 2021, and is included in Other liabilities on our Consolidated Statement of Financial Position. The following table provides information about our interest rate swap agreements, which are sensitive to changes in interest rates. Notional amounts are used to calculate the contractual cash flows to be exchanged under the agreements.

(in millions, except percentages)	2021	2022	2023	2024	2025	2026	Thereafter	Total	Fair Value Loss as of 6/30/21
Pay fixed/receive variable	$150.0	$50.0	$—	$—	$—	$—	$—	$200.0	$3.0
Average pay rate	2.7%	1.8%	—%	—%	—%	—%	—%
Average receive rate(a)	one-month LIBOR	one-month LIBOR	—	—	—	—	—

(a)The one-month LIBOR rate was approximately 0.1% as of June 30, 2021.
Credit Risk

In the opinion of our management, credit risk is limited due to the large number of customers and advertising agencies utilized. We perform credit evaluations on our customers and agencies and believe that the allowances for credit losses are adequate. We have experienced an increase in credit losses as a result of the COVID-19 pandemic and accordingly, we recorded additional provisions for doubtful accounts in 2020. Provisions for doubtful accounts have declined in the six months ended June 30, 2021, compared to the same prior-year period and we expect provisions for doubtful accounts to continue to decline through the remainder of the year. We do not currently use derivatives or other financial instruments to mitigate credit risk.

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

Government regulation of outdoor advertising, including any changes to such regulation, may restrict our outdoor advertising operations and our ability to increase the number of advertising displays in our portfolio.

The outdoor advertising industry is subject to governmental regulation and enforcement at the federal, state and local levels in the United States and Canada. These regulations have a significant impact on the outdoor advertising industry and our business. See “Part I, Item 1. Business—Regulation” of our Annual Report on Form 10-K for the year ended December 31, 2020. If there are changes in laws and regulations affecting outdoor advertising at any level of government (including by modification, replacement or invalidation in response to third party legal challenges, such as the City of Austin, Texas v. Reagan National Advertising of Texas Inc. case now pending before the U.S. Supreme Court, or otherwise), if there are changes in the enforcement of regulations or if there are allegations of noncompliance with laws or regulations that we are unable to resolve, our structures and sites could be subject to removal or modification and/or prevailing competitive conditions in our markets could be affected in a variety of ways, which could have an adverse effect on our business, financial condition and results of operations. Further, if we are unable to obtain acceptable arrangements or compensation in circumstances in which our structures and sites are subject to removal or modification, it could have an adverse effect on our business, financial condition and results of operations. In addition, governmental regulation and enforcement of advertising displays, especially digital advertising displays, may limit our ability to install new advertising displays, restrict advertising displays to governmentally controlled sites or permit the installation of advertising displays in a manner that could benefit our competitors disproportionately, any of which could have an adverse effect on our business, financial condition and results of operations. Further, as digital advertising displays are introduced into the market on a large scale, new or revised regulations could impose specific restrictions on the installation or use of digital advertising displays.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

None.

Purchases of Equity Securities by the Issuer

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
April 1, 2021 through April 30, 2021	—	$—	—	—
May 1, 2021 through May 31, 2021	—	—	—	—
June 1, 2021 through June 30, 2021	—	—	—	—
Total	—	—	—	—

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

10.1	Form of Certificate and Terms and Conditions for Restricted Share Units Awards with Time Vesting for Directors granted under the OUTFRONT Media Inc. Amended and Restated Omnibus Stock Incentive Plan.

31.1	Certification of the Chief Executive Officer of OUTFRONT Media Inc. pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of OUTFRONT Media Inc. pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer of OUTFRONT Media Inc. furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002.

32.2	Certification of the Chief Financial Officer of OUTFRONT Media Inc. furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Definition Document

101.LAB	Inline XBRL Taxonomy Label Linkbase

101.PRE	Inline XBRL Taxonomy Presentation Linkbase

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OUTFRONT MEDIA INC.

By:	/s/ Matthew Siegel
	Name:	Matthew Siegel
	Title:	Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

Date: August 6, 2021