Form 10-Q
period 2021-09-30
OUTFRONT Media Inc.
filed 2021-11-05
CIK 1579877

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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

As of November 4, 2021, the number of shares outstanding of the registrant’s common stock was 145,617,792.

OUTFRONT MEDIA INC.
QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2021

PART I
Item 1.    Financial Statements.
OUTFRONT Media Inc.
Consolidated Statements of Financial Position
(Unaudited)

	As of
(in millions)	September 30, 2021	December 31, 2020
Assets:
Current assets:
Cash and cash equivalents	$510.3	$710.4
Restricted cash	—	1.6
Receivables, less allowance ($18.2 in 2021 and $26.3 in 2020)	245.9	209.2
Prepaid lease and franchise costs	11.7	5.4
Other prepaid expenses	19.0	14.4
Other current assets	14.3	33.7
Total current assets	801.2	974.7
Property and equipment, net (Note 4)	629.6	634.2
Goodwill	2,077.8	2,077.8
Intangible assets (Note 5)	552.1	547.5
Operating lease assets (Note 6)	1,436.9	1,421.3
Prepaid MTA equipment deployment costs (Note 18)	245.5	204.6
Other assets	40.3	36.8
Total assets	$5,783.4	$5,896.9

Liabilities:
Current liabilities:
Accounts payable	$62.2	$64.9
Accrued compensation	58.2	35.0
Accrued interest	17.6	24.5
Accrued lease and franchise costs	57.2	65.8
Other accrued expenses	39.5	38.0
Deferred revenues	35.0	29.5
Short-term debt (Note 9)	—	80.0
Short-term operating lease liabilities (Note 6)	188.5	176.5
Other current liabilities	18.6	20.7
Total current liabilities	476.8	534.9
Long-term debt, net (Note 9)	2,619.3	2,620.8
Deferred income tax liabilities, net	13.7	14.6
Asset retirement obligation (Note 7)	35.8	35.9
Operating lease liabilities (Note 6)	1,260.7	1,252.0
Other liabilities	53.1	55.0
Total liabilities	4,459.4	4,513.2

Commitments and contingencies (Note 18)

Preferred stock (2021 - 50.0 shares authorized, and 0.4 shares of Series A Preferred Stock issued and outstanding; 2020 - 50.0 shares authorized, and 0.4 shares of Series A Preferred Stock issued and outstanding) (Note 10)	383.4	383.4
Stockholders’ equity (Note 10):
Common stock (2021 - 450.0 shares authorized, and 145.6 shares issued and outstanding; 2020 - 450.0 shares authorized, and 144.5 issued and outstanding)	1.5	1.4
Additional paid-in capital	2,110.6	2,090.8
Distribution in excess of earnings	(1,171.5)	(1,100.4)
Accumulated other comprehensive loss	(13.7)	(18.0)
Total stockholders’ equity	926.9	973.8
Non-controlling interests	13.7	26.5
Total equity	1,324.0	1,383.7
Total liabilities and equity	$5,783.4	$5,896.9
See accompanying notes to unaudited consolidated financial statements.

OUTFRONT Media Inc.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions, except per share amounts)	2021	2020	2021	2020
Revenues:
Billboard	$317.4	$239.9	$828.3	$699.3
Transit and other	81.8	42.4	171.1	201.2
Total revenues	399.2	282.3	999.4	900.5
Expenses:
Operating	199.8	155.8	567.0	534.6
Selling, general and administrative	98.5	72.5	263.9	232.0
Restructuring charges	—	0.6	—	5.3
Net gain on dispositions	(0.4)	(8.0)	(3.6)	(13.3)
Depreciation	19.6	21.0	59.6	63.2
Amortization	16.7	15.3	49.4	45.7
Total expenses	334.2	257.2	936.3	867.5
Operating income	65.0	25.1	63.1	33.0
Interest expense, net	(31.8)	(34.2)	(98.5)	(97.3)
Loss on extinguishment of debt	—	—	(6.3)	—
Other income (loss), net	—	(0.1)	—	0.1
Income (loss) before (provision) benefit for income taxes and equity in earnings of investee companies	33.2	(9.2)	(41.7)	(64.2)
(Provision) benefit for income taxes	(1.1)	(3.5)	6.0	(0.3)
Equity in earnings of investee companies, net of tax	1.1	(0.6)	0.6	(0.5)
Net income (loss) before allocation to non-controlling interests	33.2	(13.3)	(35.1)	(65.0)
Net income attributable to non-controlling interests	0.1	0.2	0.4	0.3
Net income (loss) attributable to OUTFRONT Media Inc.	$33.1	$(13.5)	$(35.5)	$(65.3)

Net income (loss) per common share:
Basic	$0.18	$(0.14)	$(0.39)	$(0.54)
Diluted	$0.18	$(0.14)	$(0.39)	$(0.54)

Weighted average shares outstanding:
Basic	145.6	144.4	145.3	144.2
Diluted	146.4	144.4	145.3	144.2
See accompanying notes to unaudited consolidated financial statements.

OUTFRONT Media Inc.
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2021	2020	2021	2020
Net income (loss) before allocation to non-controlling interests	$33.2	$(13.3)	$(35.1)	$(65.0)
Net income attributable to non-controlling interests	0.1	0.2	0.4	0.3
Net income (loss) attributable to OUTFRONT Media Inc.	33.1	(13.5)	(35.5)	(65.3)
Other comprehensive income (loss), net of tax:
Cumulative translation adjustments	(3.7)	2.6	—	(3.5)
Net actuarial gain (loss)	0.4	(0.1)	0.4	0.4
Change in fair value of interest rate swap agreements	1.3	1.3	3.9	(2.3)
Total other comprehensive income (loss), net of tax	(2.0)	3.8	4.3	(5.4)
Total comprehensive income (loss)	$31.1	$(9.7)	$(31.2)	$(70.7)
See accompanying notes to unaudited consolidated financial statements.

OUTFRONT Media Inc.
Consolidated Statements of Equity
(Unaudited)

			Stockholders’ Equity
(in millions, except per share amounts)	Shares of Series A Preferred Stock	Series A Preferred Stock ($0.01 per share par value)	Shares of Common Stock	Common Stock ($0.01 per share par value)	Additional Paid-In Capital	Distribution in Excess of Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Non-Controlling Interests	Total Equity
Balance as of June 30, 2020	0.4	$383.4	144.4	$1.4	$2,078.8	$(1,077.2)	$(26.9)	$976.1	$27.2	$1,386.7
Net income (loss)	—	—	—	—	—	(13.5)	—	(13.5)	0.2	(13.3)
Other comprehensive income	—	—	—	—	—	—	3.8	3.8	—	3.8
Stock-based payments:
Amortization	—	—	—	—	5.4	—	—	5.4	—	5.4
Shares paid for tax withholding for stock-based payments	—	—	—	—	(0.2)	—	—	(0.2)	—	(0.2)
Series A Preferred Stock dividends (7%)	—	—	—	—	—	(7.0)	—	(7.0)	—	(7.0)
Balance as of September 30, 2020	0.4	$383.4	144.4	$1.4	$2,084.0	$(1,097.7)	$(23.1)	$964.6	$27.4	$1,375.4

Balance as of June 30, 2021	0.4	$383.4	145.6	$1.5	$2,103.1	$(1,183.0)	$(11.7)	$909.9	$14.1	$1,307.4
Net income	—	—	—	—	—	33.1	—	33.1	0.1	33.2
Other comprehensive loss	—	—	—	—	—	—	(2.0)	(2.0)	—	(2.0)
Stock-based payments:
Amortization	—	—	—	—	7.2	—	—	7.2	—	7.2
Class A equity interest redemptions	—	—	—	—	0.3	—	—	0.3	(0.3)	—
Series A Preferred Stock dividends (7%)	—	—	—	—	—	(7.0)	—	(7.0)	—	(7.0)
Dividends ($0.10 per share)	—	—	—	—	—	(14.6)	—	(14.6)	—	(14.6)
Other	—	—	—	—	—	—	—	—	(0.2)	(0.2)
Balance as of September 30, 2021	0.4	$383.4	145.6	$1.5	$2,110.6	$(1,171.5)	$(13.7)	$926.9	$13.7	$1,324.0

OUTFRONT Media Inc.
Consolidated Statements of Equity (Continued)
(Unaudited)

			Stockholders’ Equity
(in millions, except per share amounts)	Shares of Series A Preferred Stock	Series A Preferred Stock ($0.01 per share par value)	Shares of Common Stock	Common Stock ($0.01 per share par value)	Additional Paid-In Capital	Distribution in Excess of Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Non-Controlling Interests	Total Equity
Balance as of December 31, 2019	—	$—	143.6	$1.4	$2,074.7	$(964.6)	$(17.7)	$1,093.8	$32.6	$1,126.4
Net income (loss)	—	—	—	—	—	(65.3)	—	(65.3)	0.3	(65.0)
Other comprehensive loss	—	—	—	—	—	—	(5.4)	(5.4)	—	(5.4)
Stock-based payments:
Vested	—	—	1.0	—	—	—	—	—	—	—
Amortization	—	—	—	—	17.3	—	—	17.3	—	17.3
Shares paid for tax withholding for stock-based payments	—	—	(0.4)	—	(12.4)	—	—	(12.4)	—	(12.4)
New share issues	0.4	383.4	—	—	—	—	—	—	—	383.4
Class A equity interest redemptions	—	—	0.2	—	4.4	—	—	4.4	(4.4)	—
Series A Preferred Stock dividends (7%)	—	—	—	—	—	(12.5)	—	(12.5)	—	(12.5)
Dividends ($0.38 per share)	—	—	—	—	—	(55.3)	—	(55.3)	—	(55.3)
Other	—	—	—	—	—	—	—	—	(1.1)	(1.1)
Balance as of September 30, 2020	0.4	$383.4	144.4	$1.4	$2,084.0	$(1,097.7)	$(23.1)	$964.6	$27.4	$1,375.4

Balance as of December 31, 2020	0.4	$383.4	144.5	$1.4	$2,090.8	$(1,100.4)	$(18.0)	$973.8	$26.5	$1,383.7
Net income ( loss)	—	—	—	—	—	(35.5)	—	(35.5)	0.4	(35.1)
Other comprehensive income	—	—	—	—	—	—	4.3	4.3	—	4.3
Stock-based payments:
Vested	—	—	1.1	0.1	—	—	—	0.1	—	0.1
Amortization	—	—	—	—	20.7	—	—	20.7	—	20.7
Shares paid for tax withholding for stock-based payments	—	—	(0.5)	—	(8.9)	—	—	(8.9)	—	(8.9)
Class A equity interest redemptions	—	—	0.5	—	11.3	—	—	11.3	(11.3)	—
Series A Preferred Stock dividends (7%)	—	—	—	—	—	(21.0)	—	(21.0)	—	(21.0)
Dividends ($0.10 per share)	—	—	—	—	—	(14.6)	—	(14.6)	—	(14.6)
Other	—	—	—	—	(3.3)	—	—	(3.3)	(1.9)	(5.2)
Balance as of September 30, 2021	0.4	$383.4	145.6	$1.5	$2,110.6	$(1,171.5)	$(13.7)	$926.9	$13.7	$1,324.0
See accompanying notes to unaudited consolidated financial statements.

OUTFRONT Media Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,
(in millions)	2021	2020
Operating activities:
Net loss attributable to OUTFRONT Media Inc.	$(35.5)	$(65.3)
Adjustments to reconcile net loss to net cash flow provided by operating activities:
Net income attributable to non-controlling interests	0.4	0.3
Depreciation and amortization	109.0	108.9
Deferred tax benefit	(6.6)	(3.8)
Stock-based compensation	20.7	17.3
Provision for doubtful accounts	(5.3)	17.4
Accretion expense	2.0	1.9
Net gain on dispositions	(3.6)	(13.3)
Loss on extinguishment of debt	6.3	—
Equity in earnings of investee companies, net of tax	(0.6)	0.5
Distributions from investee companies	0.5	2.1
Amortization of deferred financing costs and debt discount and premium	5.5	4.8
Change in assets and liabilities, net of investing and financing activities:
(Increase) decrease in receivables	(28.5)	80.5
Increase in prepaid MTA equipment deployment costs	(40.9)	(29.4)
(Increase) decrease in prepaid expenses and other current assets	9.6	(25.0)
Increase (decrease) in accounts payable and accrued expenses	0.8	(42.4)
Increase in operating lease assets and liabilities	5.0	13.4
Increase in deferred revenues	5.5	12.1
Increase (decrease) in income taxes	(0.9)	1.0
Other, net	1.7	5.0
Net cash flow provided by operating activities	45.1	86.0

Investing activities:
Capital expenditures	(41.2)	(42.0)
Acquisitions	(55.0)	(15.5)
MTA franchise rights	(12.1)	(14.4)
Net proceeds from dispositions	1.8	35.9
Return of investment in investee companies	—	0.9
Net cash flow used for investing activities	(106.5)	(35.1)

Financing activities:
Proceeds from long-term debt borrowings	500.0	895.0
Repayments of long-term debt borrowings	(500.0)	(495.0)
Proceeds from borrowings under short-term debt facilities	—	15.0
Repayments of borrowings under short-term debt facilities	(80.0)	(130.0)
Payments of deferred financing costs	(7.3)	(7.7)
Payments of debt extinguishment charges	(4.7)	—
Proceeds from Series A Preferred Stock issuances	—	383.8
Taxes withheld for stock-based compensation	(8.9)	(12.0)
Dividends	(35.9)	(68.1)
Other	(3.7)	—
Net cash flow provided by (used for) financing activities	(140.5)	581.0

OUTFRONT Media Inc.
Consolidated Statements of Cash Flows (Continued)
(Unaudited)

	Nine Months Ended
	September 30,
(in millions)	2021	2020
Effect of exchange rate changes on cash, cash equivalents and restricted cash	0.2	(0.6)
Net increase (decrease) in cash, cash equivalents and restricted cash	(201.7)	631.3
Cash, cash equivalents and restricted cash at beginning of period	712.0	60.9
Cash, cash equivalents and restricted cash at end of period	$510.3	$692.2

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$1.5	$3.1
Cash paid for interest	100.6	93.5

Non-cash investing and financing activities:
Accrued purchases of property and equipment	$5.7	$5.3
Accrued MTA franchise rights	5.8	5.2
Taxes withheld for stock-based compensation	0.2	0.3
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

Basis of Presentation and Use of Estimates

The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules of the Securities and Exchange Commission (the “SEC”). In the opinion of our management, the accompanying unaudited consolidated financial statements reflect all adjustments, consisting of normal and recurring adjustments, necessary for a fair statement of our financial position, results of operations and cash flows for the periods presented. Certain reclassifications of prior year’s data have been made to conform to the current period’s presentation. Amortization of direct lease acquisition costs previously reported in Amortization have been reclassified to conform with the current period’s presentation. The impact of the reclassification is a decrease in Amortization of $9.1 million in the three months ended September 30, 2020, and $26.7 million in the nine months ended September 30, 2020, and a corresponding increase in Selling, general and administrative expenses (“SG&A”) on the Consolidated Statement of Operations. These financial statements should be read in conjunction with the more detailed financial statements and notes thereto, included in our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on February 26, 2021.

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

Note 3. Restricted Cash

In August 2021, the escrow agreement in connection with one of our transit franchise contracts, which required us to deposit funds into an escrow account to fund capital expenditures over the term of the transit franchise contract, was terminated. As of September 30, 2021, we have no restricted cash.

	As of
(in millions)	September 30, 2021	September 30, 2020	December 31, 2020
Cash and cash equivalents	$510.3	$690.6	$710.4
Restricted cash	—	1.6	1.6
Cash, cash equivalents and restricted cash	$510.3	$692.2	$712.0

Note 4. Property and Equipment, Net

The table below presents the balances of major classes of assets and accumulated depreciation.

		As of
(in millions)	Estimated Useful Lives	September 30, 2021	December 31, 2020
Land		$102.8	$98.0
Buildings	20 to 40 years	49.3	48.3
Advertising structures	5 to 20 years	1,920.1	1,897.7
Furniture, equipment and other	3 to 10 years	174.8	168.5
Construction in progress		35.1	25.1
		2,282.1	2,237.6
Less: Accumulated depreciation		1,652.5	1,603.4
Property and equipment, net		$629.6	$634.2

Depreciation expense was $19.6 million in the three months ended September 30, 2021, $21.0 million in the three months ended September 30, 2020, $59.6 million in the nine months ended September 30, 2021, and $63.2 million in the nine months ended September 30, 2020.

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

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)
Our identifiable intangible assets consist of the following:

(in millions)	Gross	Accumulated Amortization	Net
As of September 30, 2021:
Permits and leasehold agreements	$1,232.6	$(809.4)	$423.2
Franchise agreements	526.0	(398.4)	127.6
Other intangible assets	20.3	(19.0)	1.3
Total intangible assets	$1,778.9	$(1,226.8)	$552.1

As of December 31, 2020:
Permits and leasehold agreements	$1,190.0	$(777.1)	$412.9
Franchise agreements	514.7	(383.7)	131.0
Other intangible assets(a)	24.1	(20.5)	3.6
Total intangible assets	$1,728.8	$(1,181.3)	$547.5

(a)Certain intangible assets were fully amortized and no longer being utilized prior to 2020. As a result, we have revised previously reported gross other intangible assets and the related accumulated amortization as of December 31, 2020. The revision, which has no impact on the Consolidated Statement of Financial Position, decreased previously reported gross other intangible assets and accumulated amortization by $21.7 million.

In the nine months ended September 30, 2021, we acquired 62 digital billboards, resulting in amortizable intangible assets for permits and leasehold agreements of $40.0 million, which are amortized using the straight-line method over their estimated useful lives, an average period of 17.7 years.

All of our intangible assets, except goodwill, are subject to amortization. Amortization expense was $16.7 million in the three months ended September 30, 2021, $15.3 million in the three months ended September 30, 2020, $49.4 million in the nine months ended September 30, 2021, and $45.7 million in the nine months ended September 30, 2020.

Note 6. Leases

Lessee

As of September 30, 2021, we have operating lease assets of $1.4 billion, short-term operating lease liabilities of $188.5 million and non-current operating lease liabilities of $1.3 billion. As of December 31, 2020, we had operating lease assets of $1.4 billion, short-term operating lease liabilities of $176.5 million and non-current operating lease liabilities of $1.3 billion. As of September 30, 2021, the weighted-average remaining lease term was 10.6 years and the weighted-average discount rate was 5.3%.

For the three months ended September 30, 2021, we recorded operating lease costs of $100.9 million in Operating expenses and $2.4 million in Selling, general and administrative expenses. For the three months ended September 30, 2021, these costs include $20.5 million of variable operating lease costs. For the three months ended September 30, 2020, we recorded operating lease costs of $94.3 million in Operating expenses and $2.1 million in Selling, general and administrative expenses. For the three months ended September 30, 2020, these costs include $16.0 million of variable operating lease costs. For the nine months ended September 30, 2021, we recorded operating lease costs of $294.5 million in Operating expenses and $6.9 million in Selling, general and administrative expenses. For the nine months ended September 30, 2021, these costs include $53.7 million of variable operating lease costs. For the nine months ended September 30, 2020, we recorded operating lease costs of $290.1 million in Operating expenses and $6.4 million in Selling, general and administrative expenses. For the nine months ended September 30, 2020, these costs include $52.7 million of variable operating lease costs. For each of the three and nine months ended September 30, 2021 and 2020, sublease income was immaterial.

For the nine months ended September 30, 2021, cash paid for operating leases was $285.6 million and leased assets obtained in exchange for new operating lease liabilities was $189.8 million. For the nine months ended September 30, 2020, cash paid for operating leases was $285.9 million and leased assets obtained in exchange for new operating lease liabilities was $147.9 million.

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)
Lessor

We recorded rental income of $305.2 million for the three months ended September 30, 2021, $231.7 million for the three months ended September 30, 2020, $798.6 million for the nine months ended September 30, 2021, and $676.0 million for the nine months ended September 30, 2020, in Revenues on our Consolidated Statement of Operations.

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

(in millions)
As of December 31, 2020	$35.9
Accretion expense	2.0
Additions	0.2
Liabilities settled	(2.3)
As of September 30, 2021	$35.8

Note 8. Related Party Transactions

We have a 50% ownership interest in two joint ventures that operate transit shelters in the greater Los Angeles area and Vancouver, and four joint ventures which currently operate a total of seven billboard displays in New York and Boston. All of these joint ventures are accounted for as equity investments. These investments totaled $10.5 million as of September 30, 2021, and $10.5 million as of December 31, 2020, and are included in Other assets on the Consolidated Statements of Financial Position. We provided sales and management services to these joint ventures and recorded management fees in Revenues on the Consolidated Statement of Operations of $2.0 million in the three months ended September 30, 2021, $1.0 million in the three months ended September 30, 2020, $4.4 million in the nine months ended September 30, 2021, and $3.5 million in the nine months ended September 30, 2020.

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)
Note 9. Debt

Debt, net, consists of the following:

	As of
(in millions, except percentages)	September 30, 2021	December 31, 2020
Short-term debt:
Repurchase Facility	$—	$80.0
Total short-term debt	—	80.0

Long-term debt:
Term loan, due 2026	598.1	597.8

Senior unsecured notes:
5.625% senior unsecured notes, due 2024	—	501.3
6.250% senior unsecured notes, due 2025	400.0	400.0
5.000% senior unsecured notes, due 2027	650.0	650.0
4.250% senior unsecured notes, due 2029	500.0	—
4.625% senior unsecured notes, due 2030	500.0	500.0
Total senior unsecured notes	2,050.0	2,051.3

Debt issuance costs	(28.8)	(28.3)
Total long-term debt, net	2,619.3	2,620.8

Total debt, net	$2,619.3	$2,700.8

Weighted average cost of debt	4.3%	4.5%

Term Loan

The interest rate on the term loan due in 2026 (the “Term Loan”) was 1.8% per annum as of September 30, 2021. As of September 30, 2021, a discount of $1.9 million on the Term Loan remains unamortized. The discount is being amortized through Interest expense, net, on the Consolidated Statement of Operations.

Revolving Credit Facility

We also have a $500.0 million revolving credit facility, which matures in 2024 (the “Revolving Credit Facility,” together with the Term Loan, the “Senior Credit Facilities”).

As of September 30, 2021, there were no outstanding borrowings under the Revolving Credit Facility.

The commitment fee based on the amount of unused commitments under the Revolving Credit Facility was $0.4 million in the three months ended September 30, 2021, $0.6 million in the three months ended September 30, 2020, $1.3 million in the nine months ended September 30, 2021, and $1.2 million in the nine months ended September 30, 2020. As of September 30, 2021, we had issued letters of credit totaling approximately $4.0 million against the letter of credit facility sublimit under the Revolving Credit Facility.

Standalone Letter of Credit Facilities

As of September 30, 2021, we had issued letters of credit totaling approximately $73.9 million under our aggregate $81.0 million standalone letter of credit facilities. The total fees under the letter of credit facilities were immaterial in each of the three and nine months ended September 30, 2021 and 2020.

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)

Accounts Receivable Securitization Facilities

As of September 30, 2021, we have a revolving accounts receivable securitization facility (the “AR Facility”), which terminates in June 2022, unless further extended. Our 364-day uncommitted structured repurchase facility (the “Repurchase Facility”) expired on June 29, 2021, and we chose not to extend it at this time.

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

As of September 30, 2021, there were no outstanding borrowings under the AR Facility. As of September 30, 2021, there was no borrowing capacity under the AR Facility due to a voluntary temporary suspension of the AR Facility in accordance with the agreements governing the AR Facility; however, as of September 30, 2021, we had approximately $273.8 million of accounts receivable that could be used as collateral for the AR Facility. The commitment fee based on the amount of unused commitments under the AR Facility was immaterial for each of the three and nine months ended September 30, 2021 and 2020.

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

Debt Covenants

Our credit agreement, dated as of January 31, 2014 (as amended, supplemented or otherwise modified, the “Credit Agreement”), governing the Senior Credit Facilities, the agreements governing the AR Facility, and the indentures governing our senior unsecured notes contain customary affirmative and negative covenants, subject to certain exceptions, including but not limited to those that restrict the Company’s and its subsidiaries’ abilities to (i) pay dividends on, repurchase or make distributions in respect to the Company’s or its wholly-owned subsidiary, Outfront Media Capital LLC’s (“Finance LLC’s”) capital stock or make other restricted payments other than dividends or distributions necessary for us to maintain our REIT status, subject to certain conditions and exceptions, (ii) enter into agreements restricting certain subsidiaries’ ability to pay

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)
dividends or make other intercompany or third-party transfers, and (iii) incur additional indebtedness. One of the exceptions to the restriction on our ability to incur additional indebtedness is satisfaction of a Consolidated Total Leverage Ratio, which is the ratio of our consolidated total debt to our Consolidated EBITDA (as defined in the Credit Agreement) for the trailing four consecutive quarters, of no greater than 6.0 to 1.0. As of September 30, 2021, our Consolidated Total Leverage Ratio was 8.2 to 1.0 in accordance with the Credit Agreement.

The terms of the Credit Agreement (and under certain circumstances, the agreements governing the AR Facility) require that we maintain a Consolidated Net Secured Leverage Ratio, which is the ratio of (i) our consolidated secured debt (less up to $150.0 million of unrestricted cash) to (ii) our Consolidated EBITDA (as defined in the Credit Agreement) for the trailing four consecutive quarters, of no greater than 4.5 to 1.0. As of September 30, 2021, our Consolidated Net Secured Leverage Ratio was 1.4 to 1.0 in accordance with the Credit Agreement. As of September 30, 2021, we are in compliance with our debt covenants.

Deferred Financing Costs

As of September 30, 2021, we had deferred $31.8 million in fees and expenses associated with the Term Loan, Revolving Credit Facility, AR Facility and our senior unsecured notes. We are amortizing the deferred fees through Interest expense, net, on our Consolidated Statement of Operations over the respective terms of the Term Loan, Revolving Credit Facility, AR Facility and our senior unsecured notes.

Interest Rate Swap Agreements

We have several interest rate cash flow swap agreements to effectively convert a portion of our LIBOR-based variable rate debt to a fixed rate and hedge our interest rate risk related to such variable rate debt. The fair value of these swap positions was a net liability of approximately $1.7 million as of September 30, 2021, and $5.6 million as of December 31, 2020, and is included in Other liabilities on our Consolidated Statement of Financial Position.

As of September 30, 2021, under the terms of these agreements, we will pay interest based on an aggregate notional amount of $200.0 million, under a weighted-average fixed interest rate of 2.7%, with a receive rate of one-month LIBOR and which mature at various dates until June 30, 2022. The one-month LIBOR rate was approximately 0.1% as of September 30, 2021.

Fair Value

Under the fair value hierarchy, observable inputs such as unadjusted quoted prices in active markets for identical assets or liabilities are defined as Level 1; observable inputs other than quoted prices included within Level 1 that are either directly or indirectly observable for the asset or liability are defined as Level 2; and unobservable inputs for the asset or liability are defined as Level 3. The aggregate fair value of our debt, which is estimated based on quoted market prices of similar liabilities, was approximately $2.7 billion as of September 30, 2021, and $2.8 billion as of December 31, 2020. The fair value of our debt as of both September 30, 2021, and December 31, 2020, is classified as Level 2. The aggregate fair value loss associated with our interest rate cash flow swap agreements was approximately $1.7 million as of September 30, 2021, and $5.6 million as of December 31, 2020. The aggregate fair value of our interest rate cash flow swap agreements as of both September 30, 2021 and December 31, 2020, is classified as Level 2.

Note 10. Equity

As of September 30, 2021, 450,000,000 shares of our common stock, par value $0.01 per share, were authorized; 145,617,792 shares were issued and outstanding; and 50,000,000 shares of our preferred stock, par value $0.01 per share, were authorized with 400,000 shares of Series A Convertible Perpetual Preferred Stock (the “Series A Preferred Stock”), par value $0.01 per share, issued and outstanding.

The Series A Preferred Stock ranks senior to the shares of the Company’s common stock with respect to dividend and distribution rights. Holders of the Series A Preferred Stock are entitled to a cumulative dividend accruing at the initial rate of 7.0% per year, payable quarterly in arrears, subject to increases as set forth in the Articles Supplementary, effective as of April 20, 2020 (the “Articles”). Dividends may, at the option of the Company, be paid in cash, in-kind, through the issuance of additional shares of Series A Preferred Stock or a combination of cash and in-kind, until April 20, 2028, after which time dividends will be payable solely in cash. So long as any shares of Series A Preferred Stock remain outstanding, the Company may not, without the consent of a specified percentage of holders of shares of Series A Preferred Stock, declare a dividend on,

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)
or make any distributions relating to, capital stock that ranks junior to, or on a parity basis with, the Series A Preferred Stock, subject to certain exceptions, including but not limited to (i) any dividend or distribution in cash or capital stock of the Company on or in respect of the capital stock of the Company to the extent that such dividend or distribution is necessary to maintain the Company’s status as a REIT; and (ii) any dividend or distribution in cash in respect of our common stock that, together with the dividends or distributions during the 12-month period immediately preceding such dividend or distribution, is not in excess of 5% of the aggregate dividends or distributions paid by the Company necessary to maintain its REIT status during such 12-month period. If any dividends or distributions in respect of the shares of our common stock are paid in cash, the shares of Series A Preferred Stock will participate in the dividends or distributions on an as-converted basis up to the amount of their accrued dividend for such quarter, which amounts will reduce the dividends payable on the shares of Series A Preferred Stock dollar-for-dollar for such quarter. The Series A Preferred Stock is convertible at the option of any holder at any time into shares of our common stock at an initial conversion price of $16.00 per share and an initial conversion rate of 62.50 shares of our common stock per share of Series A Preferred Stock, subject to certain anti-dilution adjustments and a share cap as set forth in the Articles. Subject to certain conditions set forth in the Articles (including a change of control), each of the Company and the holders of the Series A Preferred Stock may convert or redeem the Series A Preferred Stock at the prices set forth in the Articles, plus any accrued and unpaid dividends.

During the three months ended September 30, 2021, we paid cash dividends of $7.0 million on the Series A Preferred Stock and during the nine months ended September 30, 2021, we paid cash dividends of $21.0 million on the Series A Preferred Stock. As of September 30, 2021, the maximum number of shares of common stock that could be required to be issued on conversion of the outstanding shares of Series A Preferred Stock was 25.0 million shares.

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

As of September 30, 2021, 1,549,579 Class A equity interests have been redeemed for shares of the Company’s common stock. During the three and nine months ended September 30, 2021, distributions to holders of the Class A equity interests were immaterial.

We have a sales agreement in connection with an “at-the-market” equity offering program (the “ATM Program”), under which we may, from time to time, issue and sell shares of our common stock up to an aggregate offering price of $300.0 million. We have no obligation to sell any of our common stock under the sales agreement and may at any time suspend solicitations and offers under the sales agreement. No shares were sold under the ATM Program during the nine months ended September 30, 2021. As of September 30, 2021, we had approximately $232.5 million of capacity remaining under the ATM Program.

On October 26, 2021, we announced that our board of directors approved a quarterly cash dividend of $0.10 per share on our common stock, payable on December 31, 2021, to stockholders of record at the close of business on December 3, 2021.

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)
Note 11. Revenues

The following table summarizes revenues by source:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2021	2020	2021	2020
Billboard:
Static displays	$220.0	$179.5	$593.4	$530.1
Digital displays	84.5	51.2	202.7	142.9
Other	12.9	9.2	32.2	26.3
Billboard revenues	317.4	239.9	828.3	699.3
Transit:
Static displays	51.2	28.5	109.7	116.5
Digital displays	22.6	7.6	40.9	41.9
Other	7.7	5.8	18.5	16.6
Total transit revenues	81.5	41.9	169.1	175.0
Sports marketing and other	0.3	0.5	2.0	26.2
Transit and other revenues	81.8	42.4	171.1	201.2
Total revenues	$399.2	$282.3	$999.4	$900.5

Rental income was $305.2 million in the three months ended September 30, 2021, $231.7 million in the three months ended September 30, 2020, $798.6 million in the nine months ended September 30, 2021, and $676.0 million in the nine months ended September 30, 2020, and is recorded in Billboard revenues on the Consolidated Statement of Operations.

The following table summarizes revenues by geography:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2021	2020	2021	2020
United States:
Billboard	$298.4	$226.0	$782.7	$663.9
Transit and other	77.8	39.8	160.7	170.1
Sports marketing and other	0.3	0.3	2.0	26.0
Total United States revenues	376.5	266.1	945.4	860.0
Canada	22.7	16.2	54.0	40.5
Total revenues	$399.2	$282.3	$999.4	$900.5

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

As of September 30, 2021, $0.4 million in restructuring reserves remain outstanding and is included in Other current liabilities on the Consolidated Statement of Financial Position. For the three months ended September 30, 2020, we recorded restructuring charges of $0.6 million, of which $0.4 million was recorded in our U.S. Media segment and $0.2 million was recorded in Other. For the nine months ended September 30, 2020, we recorded restructuring charges of $5.3 million, of which $3.4 million was

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)
recorded in our U.S. Media segment and $0.9 million was recorded in Other, and $1.0 million was recorded in Corporate. Restructuring charges in the nine months ended September 30, 2020, were composed of severance charges associated with the workforce reductions, including $0.9 million for stock-based compensation.

Note 13. Acquisitions

We completed several asset acquisitions for a total purchase price of approximately $55.0 million in the nine months ended September 30, 2021, and $15.5 million in the nine months ended September 30, 2020.

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

The following table summarizes our stock-based compensation expense for the three and nine months ended September 30, 2021 and 2020.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2021	2020	2021	2020
Stock-based compensation expenses (RSUs and PRSUs), before income taxes	$7.2	$5.4	$20.7	$17.3
Tax benefit	(0.3)	(0.3)	(1.0)	(1.0)
Stock-based compensation expense, net of tax	$6.9	$5.1	$19.7	$16.3

As of September 30, 2021, total unrecognized compensation cost related to non-vested RSUs and PRSUs was $37.4 million, which is expected to be recognized over a weighted average period of 1.7 years.

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)
RSUs and PRSUs

The following table summarizes activity for the nine months ended September 30, 2021, of RSUs and PRSUs issued to our employees.

	Activity	Weighted Average Per Share Grant Date Fair Market Value
Non-vested as of December 31, 2020	2,208,059	$24.80
Granted:
RSUs	993,536	21.76
PRSUs	567,571	23.34
Vested:
RSUs	(714,016)	24.19
PRSUs	(241,243)	21.83
Forfeitures:
RSUs	(61,421)	21.21
PRSUs	(269,560)	30.27
Non-vested as of September 30, 2021	2,482,926	23.15

Stock Options

The following table summarizes activity for the nine months ended September 30, 2021, of stock options issued to our employees.

	Activity	Weighted Average Exercise Price
Outstanding as of December 31, 2020	103,413	$26.39
Forfeited or expired	(103,413)	26.39
Outstanding as of September 30, 2021	—	—

Note 15. Retirement Benefits

The following table presents the components of net periodic pension cost and amounts recognized in other comprehensive income (loss) for our pension plans:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2021	2020	2021	2020
Components of net periodic pension cost:
Service cost	$—	$0.2	$0.2	$0.9
Interest cost	0.8	0.6	2.0	1.9
Expected return on plan assets	(1.2)	(1.0)	(3.0)	(3.0)
Amortization of net actuarial losses(a)	0.3	—	0.7	0.5
Net periodic pension cost	$(0.1)	$(0.2)	$(0.1)	$0.3

(a)Reflects amounts reclassified from accumulated other comprehensive income to net income.

In the nine months ended September 30, 2021, we contributed $0.9 million to our pension plans. In 2021, we expect to contribute approximately $1.2 million to our pension plans.

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

In the three and nine months ended September 30, 2021 and 2020, our effective tax rate differed from the U.S. federal statutory income tax rate primarily due to our REIT status, including the dividends paid deduction, the impact of state and local taxes, and the effect of foreign operations.

Note 17. Earnings Per Share (“EPS”)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2021	2020	2021	2020
Net income (loss) available for common stockholders	$33.1	$(13.5)	$(35.5)	$(65.3)
Less: Distributions to holders of Series A Preferred Stock	7.0	7.0	21.0	12.5
Less: Distributions to holders of Class A equity interests of a subsidiary	—	—	—	0.4
Less: Undistributed earnings allocable to Class A equity interests of a subsidiary	0.3	—	—	—
Net income (loss) available for common stockholders, basic and diluted	$25.8	$(20.5)	$(56.5)	$(78.2)

Weighted average shares for basic EPS	145.6	144.4	145.3	144.2
Dilutive potential shares from grants of RSUs, PRSUs and stock options(a)	0.8	—	—	—
Weighted average shares for basic and diluted EPS	146.4	144.4	145.3	144.2

(a)The potential impact of an aggregate 0.1 million granted RSUs, PRSUs and stock options in the three months ended September 30, 2021, 1.7 million granted RSUs, PRSUs and stock options in the three months ended September 30, 2020, 1.4 million granted RSUs, PRSUs and stock options in the nine months ended September 30, 2021, and 1.1 million granted RSUs, PRSUs and stock options in the nine months ended September 30, 2020, were antidilutive.
(b)The potential impact of 25.0 million shares of our common stock issuable upon conversion of the Series A Preferred Stock in each of the three months ended September 30, 2021 and 2020, 25.0 million shares of our common stock issuable upon conversion of the Series A Preferred Stock in the nine months ended September 30, 2021, and 15.0 million shares of our common stock issuable upon conversion of the Series A Preferred Stock in the nine months ended September 30, 2020, were antidilutive.
(c)The potential impact of 0.4 million of Class A equity interests of Outfront Canada in the three months ended September 30, 2021, 0.9 million of Class A equity interests of Outfront Canada in the three months ended September 30, 2020, 0.6 million of Class A equity interests of Outfront Canada in the nine months ended September 30, 2021, and 1.0 million of Class A equity interests of Outfront Canada in the nine months ended September 30, 2020, was antidilutive. (See Note 10. Equity to the Consolidated Financial Statements.)

Note 18. Commitments and Contingencies

Off-Balance Sheet Arrangements

Our off-balance sheet commitments primarily consist of guaranteed minimum annual payments. These arrangements result from our normal course of business and represent obligations that are payable over several years.

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)
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
•Recoupment of Equipment Deployment Costs. We may retain incremental revenues that exceed an annual base revenue amount for the cost of deploying advertising and communications displays throughout the transit system. As presented in the table below, recoupable MTA equipment deployment costs are recorded as Prepaid MTA equipment deployment costs and Intangible assets on our Consolidated Statement of Financial Position, and as these costs are recouped from incremental revenues that the MTA would otherwise be entitled to receive, Prepaid MTA equipment deployment costs will be reduced. If incremental revenues generated over the term of the agreement are not sufficient to cover all or a portion of the equipment deployment costs, the costs will not be recouped, which could have an adverse effect on our business, financial condition and results of operations. If we do not recoup all costs of deploying advertising and communications screens with respect to the New Inventory by the end of the term of the MTA Agreement, the MTA will be obligated to reimburse us for these costs. Deployment costs in an amount not to exceed $50.7 million, which are deemed authorized before December 31, 2020, will be paid directly by the MTA. For any deployment costs deemed authorized after December 31, 2020, the MTA and the Company will no longer be obligated to directly pay 70% and 30% of the costs, respectively, and these costs will be subject to recoupment in accordance with the MTA Agreement. We did not recoup any equipment deployment costs in the nine months ended September 30, 2021, and it is unlikely we will recoup equipment deployment costs in the remainder of 2021.
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
•Term. In July 2021, we extended the initial 10-year term of the MTA Agreement to a 13-year initial term. We have the option to extend this initial 13-year term for an additional five-year period at the end of the 13-year initial term, subject to satisfying certain quantitative and qualitative conditions.

During the nine months ended September 30, 2021, we had no recoupment from incremental revenues and as of September 30, 2021, $45.2 million has been funded by the MTA. As of September 30, 2021, 9,180 digital displays had been installed, of which 1,359 installations occurred in the three months ended September 30, 2021, for a total of 1,800 in the nine months ended September 30, 2021.

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)

(in millions)	Beginning Balance	Deployment Costs Incurred	Recoupment/MTA Funding	Amortization	Ending Balance
Nine months ended September 30, 2021:
Prepaid MTA equipment deployment costs	$204.6	$40.9	$—	$—	$245.5
Other current assets	28.0	6.3	(28.8)	—	5.5
Intangible assets (franchise agreements)	58.4	11.4	—	(7.3)	62.5
Total	$291.0	$58.6	$(28.8)	$(7.3)	$313.5

Year ended December 31, 2020:
Prepaid MTA equipment deployment costs	$171.5	$33.1	$—	$—	$204.6
Other current assets	—	44.4	(16.4)	—	28.0
Intangible assets (franchise agreements)	38.3	26.0	—	(5.9)	58.4
Total	$209.8	$103.5	$(16.4)	$(5.9)	$291.0

Letters of Credit

We have indemnification obligations with respect to letters of credit and surety bonds primarily used as security against non-performance in the normal course of business. As of September 30, 2021, the outstanding letters of credit were approximately $77.9 million and outstanding surety bonds were approximately $166.6 million, and were not recorded on the Consolidated Statements of Financial Position.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2021	2020	2021	2020
Revenues:
U.S. Media	$376.2	$265.8	$943.4	$834.0
Other	23.0	16.5	56.0	66.5
Total revenues	$399.2	$282.3	$999.4	$900.5

We present Operating income (loss) before Depreciation, Amortization, Net gain on dispositions, Stock-based compensation and Restructuring charges (“Adjusted OIBDA”) as the primary measure of profit and loss for our operating segments.

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2021	2020	2021	2020
Net income (loss) before allocation to non-controlling interests	$33.2	$(13.3)	$(35.1)	$(65.0)
(Benefit) provision for income taxes	1.1	3.5	(6.0)	0.3
Equity in earnings of investee companies, net of tax	(1.1)	0.6	(0.6)	0.5
Interest expense, net	31.8	34.2	98.5	97.3
Loss on extinguishment of debt	—	—	6.3	—
Other income, net	—	0.1	—	(0.1)
Operating income	65.0	25.1	63.1	33.0
Restructuring charges	—	0.6	—	5.3
Net gain on dispositions	(0.4)	(8.0)	(3.6)	(13.3)
Depreciation and amortization(a)	36.3	36.3	109.0	108.9
Stock-based compensation	7.2	5.4	20.7	16.4
Total Adjusted OIBDA(a)	$108.1	$59.4	$189.2	$150.3

Adjusted OIBDA:
U.S. Media(a)	$116.4	$65.9	$221.6	$177.3
Other(a)	4.8	2.4	4.4	(3.3)
Corporate	(13.1)	(8.9)	(36.8)	(23.7)
Total Adjusted OIBDA(a)	$108.1	$59.4	$189.2	$150.3

(a)Consistent with the current year’s presentation, we have reclassified amortization of direct lease acquisition costs of $9.1 million in the three months ended September 30, 2020, of which $8.3 million was recorded in our U.S. Media segment and $0.8 million was recorded in Other, and $26.7 million in the nine months ended September 30, 2020, of which $25.1 million was recorded in our U.S. Media segment and $1.6 million was recorded in Other, from Amortization to SG&A expenses, resulting in a corresponding decrease in Adjusted OIBDA.

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2021	2020	2021	2020
Operating income (loss):
U.S. Media	$83.5	$31.9	$122.2	$75.4
Other	1.8	7.5	(1.6)	(1.3)
Corporate	(20.3)	(14.3)	(57.5)	(41.1)
Total operating income	$65.0	$25.1	$63.1	$33.0

Net gain on dispositions:
U.S. Media	$(0.4)	$—	$(0.6)	$(1.2)
Other	—	(8.0)	(3.0)	(12.1)
Total gain on dispositions	$(0.4)	$(8.0)	$(3.6)	$(13.3)

Depreciation and amortization:
U.S. Media(a)	$33.3	$33.6	$100.0	$99.7
Other(a)	3.0	2.7	9.0	9.2
Total depreciation and amortization(a)	$36.3	$36.3	$109.0	$108.9

Capital expenditures:
U.S. Media	$14.6	$9.4	$39.3	$40.3
Other	1.1	0.7	1.9	1.7
Total capital expenditures	$15.7	$10.1	$41.2	$42.0

(a)Consistent with the current year’s presentation, we have reclassified amortization of direct lease acquisition costs of $9.1 million in the three months ended September 30, 2020, of which $8.3 million was recorded in our U.S. Media segment and $0.8 million was recorded in Other, and $26.7 million in the nine months ended September 30, 2020, of which $25.1 million was recorded in our U.S. Media segment and $1.6 million was recorded in Other, from Amortization to SG&A expenses, resulting in a corresponding decrease in Adjusted OIBDA.

	As of
(in millions)	September 30, 2021	December 31, 2020
Assets:
U.S. Media	$5,058.2	$4,977.2
Other	241.4	249.5
Corporate	483.8	670.2
Total assets	$5,783.4	$5,896.9

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

U.S. Media. Our U.S. Media segment generated 18% of its revenues in the New York City metropolitan area in the three months ended September 30, 2021, 12% in the three months ended September 30, 2020, 15% in the nine months ended September 30, 2021 and 16% in the nine months ended September 30, 2020, and generated 16% in the Los Angeles metropolitan area in the three months ended September 30, 2021, 15% in the three months ended September 30, 2020, 16% in the nine months ended September 30, 2021, and 15% in the nine months ended September 30, 2020. In the three months ended September 30, 2021, our U.S. Media segment generated $376.2 million of Revenues and $116.4 million of Operating income before Depreciation, Amortization, Net gain on dispositions, Stock-based compensation and Restructuring charges (“Adjusted OIBDA”). In the three months ended September 30, 2020, our U.S. Media segment generated $265.8 million of Revenues and $65.9 million of Adjusted OIBDA. In the nine months ended September 30, 2021, our U.S. Media segment generated $943.4 million of Revenues and $221.6 million of Adjusted OIBDA. In the nine months ended September 30, 2020, our U.S. Media segment generated $834.0 million of Revenues and $177.3 million of Adjusted OIBDA. (See the “Segment Results of Operations” section of this MD&A.)

Other (includes International and through June 30, 2020, Sports Marketing). In the three months ended September 30, 2021, Other generated $23.0 million of Revenues and $4.8 million of Adjusted OIBDA. In the three months ended September 30, 2020, Other generated $16.5 million of Revenues and $2.4 million of Adjusted OIBDA. In the nine months ended September 30, 2021, Other generated $56.0 million of Revenues and $4.4 million of Adjusted OIBDA. In the nine months ended September 30, 2020, Other generated $66.5 million of Revenues and an Adjusted OIBDA loss of $3.3 million.

COVID-19 Impact

The ongoing novel coronavirus (“COVID-19”) pandemic and the related preventative measures taken to help curb the spread, including shutdowns and slowdowns of, and restrictions on, businesses, public gatherings, social interactions and travel (including reductions in foot traffic, roadway traffic, commuting, transit ridership and overall target audiences) throughout the markets in which we do business have had, and may continue to have, a significant impact on the global economy and our business. Though we remain able to continue to sell and service our displays, governmental restrictions have eased in most of our markets and most of our markets have commenced their economic recoveries, our billboard and transit businesses in many of the top DMAs, such as New York and Los Angeles, are still experiencing the significant impacts of the ongoing COVID-19 pandemic. In 2021, the ongoing COVID-19 pandemic may, among other things, (i) reduce or curtail our customers’ advertising expenditures and overall demand for our services through purchase cancellations or otherwise; (ii) increase the volatility of our customers’ advertising expenditure patterns from period-to-period through short-notice purchases, purchase deferrals or otherwise; and (iii) delay the collection of certain earned advertising revenues from our customers, all of which could have a material adverse effect on our business, financial condition and results of operation in 2021.

As a result of the impact of the ongoing COVID-19 pandemic on our business and results of operations, we expect our key performance indicators and total revenues to incrementally improve throughout the remainder of 2021 as compared to 2020, but be materially lower in 2021 than pre-COVID-19 pandemic levels, particularly in our U.S. Media segment and with respect to our transit and other business. We expect total expenses to increase throughout the remainder of 2021 as compared to 2020, but be materially lower in 2021 than pre-COVID-19 pandemic levels, particularly in our U.S. Media segment and with respect to our transit and other business. Additionally, we expect billboard property lease expenses, such as rental expenses, and posting, maintenance and other expenses, as a percentage of revenues, to decrease throughout the remainder of 2021 as compared to 2020. We expect transit franchise expenses, such as transit franchise payments, as a percentage of revenues, to increase throughout the remainder of 2021 as compared to 2020, and be materially higher in 2021 than pre-COVID-19 pandemic levels, primarily due to our guaranteed minimum annual payment amounts owed to the MTA, which resumed on January 1, 2021. The impacts described above with respect to 2020 were greatest in the second quarter of 2020, with incremental improvement in the third and fourth quarters of 2020. Accordingly, results for the three and nine months ended September 30, 2021, are not indicative of the results that may be expected for the fiscal year ending December 31, 2021.

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

In addition, in order to preserve financial flexibility, increase liquidity and reduce expenses in light of the uncertainty in the global economy and our business, we modified our business goals and undertook several actions to date, including, among other things, issuing the Series A Preferred Stock (as defined below) and reducing SG&A (as defined below) and posting, maintenance and other expenses. We will continue in 2021 to focus on managing costs and expenses to offset any decreases in revenues in 2021 as compared to pre-COVID-19 pandemic levels. However, we have resumed capital investments in a measured manner, including taking a selective approach to acquisition activity, based on our current financial condition. We have also engaged, and will continue to engage, in constructive conversations with our billboard ground lease landlords and transit franchise partners to mitigate any increases as a percentage of revenues in billboard property lease expenses, transit franchise expenses and posting, maintenance and other expenses.

We continue to monitor the evolving situation and guidance from federal, state and local public health authorities and may take additional actions based on their recommendations. When the COVID-19 pandemic subsides, there can be no assurances as to the time it may take to generate total revenues, particularly in our U.S. Media segment and with respect to our transit and other business, at pre-COVID-19 pandemic levels. There remains uncertainty around the severity and duration of the COVID-19 pandemic and the measures taken, or may be taken, in response to the COVID-19 pandemic, which will depend on numerous factors, including, among others, the emergence of new cases of COVID-19 and its variants, hospitalization and mortality rates, and the availability and distribution of safe and effective treatments and vaccines. Accordingly, the Company cannot reasonably estimate the full impact of the COVID-19 pandemic on our business, financial condition and results of operations at this time, which may be material.

Economic Environment

Our revenues and operating results are sensitive to fluctuations in advertising expenditures, general economic conditions and other external events beyond our control such as the COVID-19 pandemic as described above.

We rely on third parties to manufacture and transport our digital displays. As a result of the current market-wide supply shortages and logistics disruptions as the economy recovers from the COVID-19 pandemic, we have experienced delays and price increases in the second and third quarters of 2021 with respect to certain of our digital displays, which may continue throughout 2021 and into 2022, and could have an adverse effect on our business, financial condition and results of operations.

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

We have built or converted 51 new digital billboard displays in the U.S. and 8 in Canada during the nine months ended September 30, 2021. Additionally, in the nine months ended September 30, 2021, we entered into marketing arrangements to sell advertising on 30 third-party digital billboard displays in the U.S. and 4 in Canada. In the nine months ended September 30,

2021, we have built, converted or replaced 1,824 digital transit and other displays in the U.S. and 5 digital transit and other displays in Canada. The following table sets forth information regarding our digital displays.

	Digital Revenues (in millions) for the Nine Months Ended September 30, 2021(a)			Number of Digital Displays as of September 30, 2021(a)
Location	Digital Billboard	Digital Transit and Other	Total Digital Revenues	Digital Billboard Displays	Digital Transit and Other Displays	Total Digital Displays
United States	$184.5	$40.4	$224.9	1,327	10,700	12,027
Canada	18.2	0.5	18.7	234	110	344
Total	$202.7	$40.9	$243.6	1,561	10,810	12,371

(a)Digital display amounts include 3,493 displays reserved for transit agency use. Our number of digital displays is impacted by acquisitions, dispositions, management agreements, the net effect of new and lost billboards, and the net effect of won and lost franchises in the period.

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

We have a diversified base of customers across various industries. During the three months ended September 30, 2021, our largest categories of advertisers were professional services, retail and healthcare/pharmaceuticals, each of which represented approximately 12%, 8% and 8% of our total U.S. Media segment revenues, respectively. During the three months ended September 30, 2020, our largest categories of advertisers were professional services, healthcare/pharmaceuticals and retail, each of which represented approximately 12%, 9% and 8% of our total U.S. Media segment revenues, respectively. During the nine months ended September 30, 2021, our largest categories of advertisers were professional services, retail and healthcare/pharmaceuticals, each of which represented approximately 12%, 9% and 8% of our total U.S. Media segment revenues, respectively. During the nine months ended September 30, 2020, our largest categories of advertisers were professional services, healthcare/pharmaceuticals and retail, each of which represented approximately 11%, 9% and 8% of our total U.S. Media segment revenues, respectively.

Our large-scale portfolio allows our customers to reach a national audience and also provides the flexibility to tailor campaigns to specific regions or markets. In the three months ended September 30, 2021, we generated approximately 43% of our U.S. Media segment revenues from national advertising campaigns compared to approximately 39% in the same prior-year period. In the nine months ended September 30, 2021, we generated approximately 40% of our U.S. Media segment revenues from national advertising campaigns compared to approximately 41% in the same prior-year period.

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

	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
(in millions, except percentages)	2021	2020	Change	2021	2020	Change
Revenues	$399.2	$282.3	41%	$999.4	$900.5	11%
Organic revenues(a)(b)	399.2	283.2	41	999.4	877.8	14
Operating income	65.0	25.1	159	63.1	33.0	91
Adjusted OIBDA(b)(c)	108.1	59.4	82	189.2	150.3	26
Adjusted OIBDA(b)(c) margin	27%	21%		19%	17%
Funds from operations (“FFO”)(b) attributable to OUTFRONT Media Inc.	74.6	22.6	*	83.9	39.4	113
Adjusted FFO (“AFFO”)(b) attributable to OUTFRONT Media Inc.	79.0	27.7	185	94.1	46.4	103
Net income (loss) attributable to OUTFRONT Media Inc.	33.1	(13.5)	*	(35.5)	(65.3)	(46)

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
(c)Consistent with the current year’s presentation, we have reclassified amortization of direct lease acquisition costs of $9.1 million in the three months ended September 30, 2020, and $26.7 million in the nine months ended September 30, 2020, from Amortization to Selling, general and administrative expenses, resulting in a corresponding decrease in Adjusted OIBDA.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions, except per share amounts)	2021	2020	2021	2020
Total revenues	$399.2	$282.3	$999.4	$900.5

Operating income	$65.0	$25.1	$63.1	$33.0
Restructuring charges(a)	—	0.6	—	5.3
Net gain on dispositions	(0.4)	(8.0)	(3.6)	(13.3)
Depreciation	19.6	21.0	59.6	63.2
Amortization(b)	16.7	15.3	49.4	45.7
Stock-based compensation	7.2	5.4	20.7	16.4
Adjusted OIBDA(b)	$108.1	$59.4	$189.2	$150.3
Adjusted OIBDA(b) margin	27%	21%	19%	17%

Net income (loss) attributable to OUTFRONT Media Inc.	$33.1	$(13.5)	$(35.5)	$(65.3)
Depreciation of billboard advertising structures	13.8	15.3	42.0	46.2
Amortization of real estate-related intangible assets	12.8	12.3	37.8	36.5
Amortization of direct lease acquisition costs	15.3	9.1	40.4	26.7
Net gain on disposition of real estate assets	(0.4)	(0.8)	(0.6)	(6.1)
Adjustment related to non-controlling interests	—	—	(0.2)	(0.2)
Income tax effect of adjustments(c)	—	0.2	—	1.6
FFO attributable to OUTFRONT Media Inc.	74.6	22.6	83.9	39.4
Non-cash portion of income taxes	1.0	(1.1)	(8.3)	(6.4)
Cash paid for direct lease acquisition costs	(12.5)	(9.0)	(35.4)	(32.6)
Maintenance capital expenditures	(4.9)	(2.9)	(13.3)	(14.0)
Restructuring charges - severance(a)	—	0.6	—	4.4
Other depreciation	5.8	5.7	17.6	17.0
Other amortization	3.9	3.0	11.6	9.2
Gain on disposition of non-real estate assets(d)	—	(7.2)	(3.0)	(7.2)
Stock-based compensation(a)	7.2	5.4	20.7	17.3
Non-cash effect of straight-line rent	1.5	4.7	5.7	9.6
Accretion expense	0.7	0.6	2.0	1.9
Amortization of deferred financing costs	1.7	1.8	5.5	4.8
Loss on extinguishment of debt	—	—	6.3	—
Adjustment related to non-controlling interests	—	—	—	(0.1)
Income tax effect of adjustments(e)	—	3.5	0.8	3.1
AFFO attributable to OUTFRONT Media Inc.	$79.0	$27.7	$94.1	$46.4

(a)In the nine months ended September 30, 2020, Restructuring charges relate to severance associated with workforce reductions made in response to the COVID-19 pandemic and includes stock-based compensation expenses of $0.9 million.
(b)Consistent with the current year’s presentation, we have reclassified amortization of direct lease acquisition costs of $9.1 million in the three months ended September 30, 2020, and $26.7 million in the nine months ended September 30, 2020, from Amortization to Selling, general and administrative expenses, resulting in a corresponding decrease in Adjusted OIBDA.
(c)Income tax effect related to Net gain on disposition of real estate assets.
(d)Gain related to the Sports Disposition.
(e)Income tax effect related to a Gain on disposition of non-real estate assets in 2021 and related to Restructuring charges - severance in 2020.

FFO increased $52.0 million in the three months ended September 30, 2021, compared to the same prior-year period, and increased $44.5 million, or 113%, in the nine months ended September 30, 2021, compared to the same prior-year period. The increases in FFO were due primarily to higher operating income, higher amortization of direct lease acquisition costs and lower income taxes. AFFO increased $51.3 million, or 185%, in the three months ended September 30, 2021, compared to the same prior-year period, due primarily to higher operating income and lower gains on dispositions. AFFO in the nine months ended September 30, 2021, increased $47.7 million, or 103%, compared to the same prior-year period, due primarily to higher operating income, higher amortization of direct lease acquisition costs and a lower gains on dispositions.

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

	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
(in millions, except percentages)	2021	2020	Change	2021	2020	Change
Revenues:
Billboard	$317.4	$239.9	32%	$828.3	$699.3	18%
Transit and other	81.8	42.4	93	171.1	201.2	(15)
Total revenues	$399.2	$282.3	41	$999.4	$900.5	11

Organic revenues(a):
Billboard	$317.4	$240.7	32	$828.3	$701.9	18
Transit and other	81.8	42.5	92	171.1	175.9	(3)
Total organic revenues(a)	399.2	283.2	41	999.4	877.8	14
Non-organic revenues:
Billboard	—	(0.8)	*	—	(2.6)	*
Transit and other	—	(0.1)	*	—	25.3	*
Total non-organic revenues	—	(0.9)	*	—	22.7	*
Total revenues	$399.2	$282.3	41	$999.4	$900.5	11

*Calculation is not meaningful.
(a)Organic revenues exclude revenues associated with a disposition and the impact of foreign currency exchange rates (“non-organic revenues”).

Total revenues increased by $116.9 million, or 41%, and organic revenues increased $116.0 million, or 41%, in the three months ended September 30, 2021, compared to the same prior-year period. Total revenues increased by $98.9 million, or 11%, and organic revenues increased $121.6 million, or 14%, in the nine months ended September 30, 2021, compared to the same prior-year period.

In the three months ended September 30, 2020, non-organic revenues reflect the impact of foreign currency exchange rates. In the nine months ended September 30, 2020, non-organic revenues exclude the impact of the Sports Disposition and reflect the impact of foreign currency exchange rates.

Total billboard revenues increased $77.5 million, or 32%, in the three months ended September 30, 2021, compared to the same prior-year period and increased $129.0 million, or 18%, in the nine months ended September 30, 2021, compared to the same prior-year period. The increases were principally driven by an increase in average revenue per display (yield) as we have experienced increases in customer advertising expenditures and overall demand for our services from the COVID-19 pandemic lows in 2020.

Organic billboard revenues increased $76.7 million, or 32%, in the three months ended September 30, 2021, compared to the same prior-year period and increased $126.4 million, or 18%, in the nine months ended September 30, 2021, compared to the same prior-year period, principally driven by an increase in average revenue per display (yield) as we have experienced a recovery customer advertising expenditures and overall demand for our services from the COVID-19 pandemic lows in 2020.

Total transit and other revenues increased $39.4 million, or 93%, in the three months ended September 30, 2021, compared to the same prior-year period, principally driven by an increase in average revenue per display (yield) as we have experienced increases in customer advertising expenditures and overall demand for our services from the COVID-19 pandemic lows in 2020. Total transit and other revenues decreased $30.1 million, or 15%, in the nine months ended September 30, 2021, compared to the same prior-year period, due primarily to a decline in average revenue per display (yield), as we have experienced slower increases in customer advertising expenditures and overall demand for our services, particularly in the first quarter of 2021, primarily due to low transit ridership numbers compared to pre-COVID-19 numbers in the first quarter of 2020, as well as the impact of the Sports Disposition.

Organic transit and other revenues increased $39.3 million, or 92%, in the three months ended September 30, 2021, compared to the same prior-year period, due primarily to an increase in average revenue per display (yield) as we have experienced increases in customer advertising expenditures and overall demand for our services from the COVID-19 pandemic lows in 2020. Organic transit and other revenues decreased $4.8 million, or 3%, in the nine months ended September 30, 2021, compared to the same prior-year period, due primarily to a decline in average revenue per display (yield), as we have experienced slower increases in customer advertising expenditures and overall demand for our services, particularly in the first quarter of 2021, primarily due to low transit ridership numbers compared to pre-COVID-19 numbers in the first quarter of 2020.

Expenses

	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
(in millions, except percentages)	2021	2020	Change	2021	2020	Change
Expenses:
Operating	$199.8	$155.8	28%	$567.0	$534.6	6%
Selling, general and administrative(a)	98.5	72.5	36	263.9	232.0	14
Restructuring charges	—	0.6	*	—	5.3	*
Net gain on dispositions	(0.4)	(8.0)	(95)	(3.6)	(13.3)	(73)
Depreciation	19.6	21.0	(7)	59.6	63.2	(6)
Amortization(a)	16.7	15.3	9	49.4	45.7	8
Total expenses	$334.2	$257.2	30	$936.3	$867.5	8

*Calculation is not meaningful.
(a)Consistent with the current year’s presentation, we have reclassified amortization of direct lease acquisition costs of $9.1 million in the three months ended September 30, 2020, and $26.7 million in the nine months ended September 30, 2020, from Amortization to Selling, general and administrative expenses.

Operating Expenses

	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
(in millions, except percentages)	2021	2020	Change	2021	2020	Change
Operating expenses:
Billboard property lease	$101.8	$95.0	7%	$296.6	$291.9	2%
Transit franchise	49.0	21.3	130	131.1	97.6	34
Posting, maintenance and other	49.0	39.5	24	139.3	145.1	(4)
Total operating expenses	$199.8	$155.8	28	$567.0	$534.6	6

Billboard property lease expenses represented 32% of billboard revenues in the three months ended September 30, 2021, 40% in the three months ended September 30, 2020, 36% in the nine months ended September 30, 2021, and 42% in the nine months ended September 30, 2020.

Transit franchise expenses represented 66% of transit display revenues in the three months ended September 30, 2021, 59% in the three months ended September 30, 2020, 87% in the nine months ended September 30, 2021 and 62% in the nine months ended September 30, 2020. The increases in transit franchise expense as a percentage of revenues are primarily driven by guaranteed minimum annual payments to the New York Metropolitan Transportation Authority (the “MTA”).

Billboard property lease and transit franchise expenses increased $34.5 million in the three months ended September 30, 2021, compared to the same prior-year period, due primarily to higher guaranteed minimum annual payments to the MTA and higher billboard and transit revenues. Billboard property lease and transit franchise expenses increased $38.2 million in the nine months ended September 30, 2021, compared to the same prior-year period, due primarily to higher guaranteed minimum annual payments to the MTA and higher billboard revenues, partially offset by lower transit revenues and the impact of agreements with transit franchise partners to modify our existing guaranteed minimum annual payments to revenue share percentages beginning in the second quarter of 2020.

Posting, maintenance and other expenses increased $9.5 million, or 24%, in the three months ended September 30, 2021, compared to the same prior year period, primarily due to increased revenues in 2021 as we have experienced increases in customer advertising expenditures and overall demand for our services from the COVID-19 pandemic lows in 2020. Posting, maintenance and other expenses decreased $5.8 million, or 4%, in the nine months ended September 30, 2021, compared to the same prior-year period, primarily due to the impact of the Sports Disposition, partially offset by an increase in posting and rotation costs, as well as higher maintenance costs.

Selling, General and Administrative Expenses (“SG&A”)

SG&A expenses represented 25% of Revenues in the three months ended September 30, 2021, 26% in the three months ended September 30, 2020, 26% in the nine months ended September 30, 2021 and 26% in the same prior-year period. SG&A expenses increased $26.0 million, or 36%, in the three months ended September 30, 2021, compared to the same prior-year period, primarily due to higher compensation-related expenses and higher professional fees, partially offset by a lower provision for doubtful allowances. SG&A expenses increased $31.9 million, or 14%, in the nine months ended September 30, 2021, compared to the same prior-year period, primarily due to higher compensation-related expenses and higher professional fees, partially offset by a lower provision for doubtful allowances and the impact of the Sports Disposition. Consistent with the current year’s presentation, we have reclassified amortization of direct lease acquisition costs of $9.1 million in the three months ended September 30, 2020, and $26.7 million in the nine months ended September 30, 2020, from Amortization to Selling, general and administrative expenses.

Net Gain on Dispositions

Net gain on dispositions decreased $7.6 million, or 95%, in the three months ended September 30, 2021, compared to the same prior-year period and decreased $9.7 million, or 73%, for the nine months ended September 30, 2021, compared to the same prior-year period.

Depreciation

Depreciation decreased $1.4 million, or 7%, in the three months ended September 30, 2021, compared to the same prior-year period and decreased $3.6 million, or 6%, in the nine months ended September 30, 2021, compared to the same prior-year period.

Amortization

Amortization increased $1.4 million, or 9%, in the three months ended September 30, 2021, compared to the same prior-year period and increased $3.7 million, or 8%, in the nine months ended September 30, 2021, compared to the same prior-year period. The increases were principally driven by higher amortization of intangible assets. Consistent with the current year’s presentation, we have reclassified amortization of direct lease acquisition costs of $9.1 million in the three months ended September 30, 2020, and $26.7 million in the nine months ended September 30, 2020, from Amortization to Selling, general and administrative expenses.

Interest Expense, Net

Interest expense, net, was $31.8 million (including $1.7 million of deferred financing costs) in the three months ended September 30, 2021, and $34.2 million (including $1.8 million of deferred financing costs) in the same prior-year period. The decrease in Interest expense, net, was primarily due to lower interest rates. Interest expense, net, was $98.5 million (including $5.5 million of deferred financing costs) in the nine months ended September 30, 2021, and $97.3 million (including $4.8 million of deferred financing costs) in the same prior-year period. The increase in Interest expense, net, was primarily due to a higher outstanding average debt balance and higher amortization of deferred financing costs, partially offset by lower interest rates.

Loss on Extinguishment of Debt

In the nine months ended September 30, 2021, we recorded a loss on extinguishment of debt of $6.3 million relating to the redemption of our 5.625% Senior Unsecured Notes due 2024.

(Provision) Benefit for Income Taxes

Provision for income taxes decreased $2.4 million, or 69%, in the three months ended September 30, 2021, compared to the same prior-year period, due primarily to lower taxable REIT subsidiary income driven by the gain related to the Sports disposition in 2020. Benefit for income taxes was $6.0 million in the nine months ended September 30, 2021, compared to a Provision for income taxes of $0.3 million in the same prior-year period due primarily to the gain related to the Sports Disposition in 2020.

Net Income (Loss)

Net income before allocation to non-controlling interests was $33.2 million, in the three months ended September 30, 2021, compared to a Net loss before allocation to non-controlling interests of $13.3 million in the same prior-year period, due primarily to higher operating income, as we have experienced increases in customer advertising expenditures and overall demand for our services from the COVID-19 pandemic lows in 2020. Net loss before allocation to non-controlling interests decreased $29.9 million, or 46%, in the nine months ended September 30, 2021, compared to the same prior-year period, due primarily to higher operating income, as we have experienced increases in customer advertising expenditures and overall demand for our services from the COVID-19 pandemic lows in 2020.

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

The following table presents our Revenues, Adjusted OIBDA and Operating income (loss) by segment in the three and nine months ended September 30, 2021 and 2020. In the third quarter of 2020, we completed the Sports Disposition. Historical operating results for our Sports Marketing operating segment through June 30, 2020, are included in Other.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2021	2020	2021	2020
Revenues:
U.S. Media	$376.2	$265.8	$943.4	$834.0
Other	23.0	16.5	56.0	66.5
Total revenues	$399.2	$282.3	$999.4	$900.5

Operating income	$65.0	$25.1	$63.1	$33.0
Restructuring charges	—	0.6	—	5.3
Net gain on dispositions	(0.4)	(8.0)	(3.6)	(13.3)
Depreciation	19.6	21.0	59.6	63.2
Amortization(a)	16.7	15.3	49.4	45.7
Stock-based compensation(b)	7.2	5.4	20.7	16.4
Total Adjusted OIBDA(a)	$108.1	$59.4	$189.2	$150.3

Adjusted OIBDA:
U.S. Media(a)	$116.4	$65.9	$221.6	$177.3
Other(a)	4.8	2.4	4.4	(3.3)
Corporate	(13.1)	(8.9)	(36.8)	(23.7)
Total Adjusted OIBDA(a)	$108.1	$59.4	$189.2	$150.3

Operating income (loss):
U.S. Media	$83.5	$31.9	$122.2	$75.4
Other	1.8	7.5	(1.6)	(1.3)
Corporate	(20.3)	(14.3)	(57.5)	(41.1)
Total operating income	$65.0	$25.1	$63.1	$33.0

(a)Consistent with the current year’s presentation, we have reclassified amortization of direct lease acquisition costs of $9.1 million in the three months ended September 30, 2020, of which $8.3 million was recorded in our U.S. Media segment and $0.8 million was recorded in Other, and $26.7 million in the nine months ended September 30, 2020, of which $25.1 million was recorded in our U.S. Media segment and $1.6 million was recorded in Other, from Amortization to SG&A expenses, resulting in a corresponding decrease in Adjusted OIBDA.
(b)Stock-based compensation is classified as Corporate expense.

U.S. Media

	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
(in millions, except percentages)	2021	2020	Change	2021	2020	Change
Revenues:
Billboard	$298.4	$226.0	32%	$782.7	$663.9	18%
Transit and other	77.8	39.8	95	160.7	170.1	(6)
Total revenues	376.2	265.8	42	943.4	834.0	13
Operating expenses	(186.9)	(145.9)	28	(529.8)	(483.6)	10
SG&A expenses(a)	(72.9)	(54.0)	35	(192.0)	(173.1)	11
Adjusted OIBDA(a)	$116.4	$65.9	77	$221.6	$177.3	25
Adjusted OIBDA(a) margin	31%	25%		23%	21%

Operating income (loss)	$83.5	$31.9	*	$122.2	$75.4	62
Restructuring charges	—	0.4	*	—	3.4	*
Net gain on dispositions	(0.4)	—	*	(0.6)	(1.2)	(50)
Depreciation and amortization(a)	33.3	33.6	(1)	100.0	99.7	—
Adjusted OIBDA(a)	$116.4	$65.9	77	$221.6	$177.3	25

*    Calculation is not meaningful.
(a)Consistent with the current year’s presentation, we have reclassified amortization of direct lease acquisition costs of $8.3 million in the three months ended September 30, 2020, and $25.1 million in the nine months ended September 30, 2020, in our U.S. Media segment from Amortization to SG&A expenses, resulting in a corresponding decrease in Adjusted OIBDA.

Total U.S. Media segment revenues increased $110.4 million, or 42%, in the three months ended September 30, 2021, compared to the same prior-year period, due primarily to an increase in average revenue per display (yield) as we have experienced increases in customer advertising expenditures and overall demand for our services from the COVID-19 pandemic lows in 2020. Total U.S. Media segment revenues increased $109.4 million, or 13%, in the nine months ended September 30, 2021, compared to the same prior-year period, due primarily to an increase in billboard average revenue per display (yield) as discussed above, partially offset by a decline in transit average revenue per display (yield) as we have experienced slower increases in customer advertising expenditures and overall demand for our services, particularly in the first quarter of 2021, primarily due to low transit ridership numbers compared to pre-COVID-19 transit ridership numbers in the first quarter of 2020. In each of the three months ended September 30, 2021 and 2020, we generated approximately 43% of our U.S. Media segment revenues from national advertising. In the nine months ended September 30, 2021, we generated approximately 40% of our U.S. Media segment revenues from national advertising campaigns and 41% in the same prior-year period.

Revenues from U.S. Media segment billboards increased $72.4 million, or 32%, in the three months ended September 30, 2021, compared to the same prior-year period and $118.8 million, or 18%, in the nine months ended September 30, 2021, compared to the same prior-year period. The increases were driven by an increase in average revenue per display (yield) as we have experienced increases in customer advertising expenditures and overall demand for our services from the COVID-19 pandemic lows in 2020.

Transit and other revenues in the U.S. Media segment increased $38.0 million, or 95%, in the three months ended September 30, 2021, compared to the same prior-year period, driven by an increase in average revenue per display (yield) as we have experienced increases in customer advertising expenditures and overall demand for our services from the COVID-19 pandemic lows in 2020. Transit and other revenues in the U.S. Media segment decreased $9.4 million, or 6%, in the nine months ended September 30, 2021, compared to the same prior-year period, driven by a decline in average revenue per display (yield) as we have experienced slower increases in customer advertising expenditures and overall demand for our services, particularly in the first quarter of 2021, primarily due to low transit ridership numbers compared to pre-COVID-19 transit ridership numbers in the first quarter of 2020.

U.S. Media segment operating expenses increased $41.0 million, or 28%, in the three months ended September 30, 2021, compared to the same prior-year period, primarily driven by higher guaranteed minimum annual payments to the MTA and higher billboard and transit revenues. U.S. Media segment SG&A expenses increased $18.9 million, or 35%, in the three months ended September 30, 2021, compared to the same prior-year period, primarily driven by higher compensation-related costs, partially offset by a lower provision for doubtful allowances. U.S. Media segment operating expenses increased $46.2 million, or 10%, in the nine months ended September 30, 2021, compared to the same prior-year period, primarily driven by higher guaranteed minimum annual payments to the MTA and higher billboard revenues, partially offset by lower transit revenues and the impact of agreements with transit franchise partners to modify our existing guaranteed minimum annual payments to revenue share percentages beginning in the second quarter of 2020. U.S. Media segment SG&A expenses in the nine months ended September 30, 2021, increased $18.9 million, or 11%, compared to the same prior-year period, primarily driven by higher compensation-related costs, partially offset by a lower provision for doubtful allowances.

U.S. Media segment Adjusted OIBDA increased $50.5 million, or 77%, in the three months ended September 30, 2021, compared to the same prior-year period and increased $44.3 million, or 25%, in the nine months ended September 30, 2021, compared to the same prior-year period. Adjusted OIBDA margin was 31% in the three months ended September 30, 2021, 25% in the three months ended September 30, 2020, 23% in the nine months ended September 30, 2021, and 21% in the same prior-year period.
Other

	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
(in millions, except percentages)	2021	2020	Change	2021	2020	Change
Revenues:
Billboard	$19.0	$13.9	37%	$45.6	$35.4	29%
Transit and other	4.0	2.6	54	10.4	31.1	(67)
Total revenues	$23.0	$16.5	39	$56.0	$66.5	(16)

Organic revenues(a):
Billboard	$19.0	$14.7	29	$45.6	$38.0	20
Transit and other	4.0	2.7	48	10.4	5.8	79
Total organic revenues(a)	23.0	17.4	32	56.0	43.8	28
Non-organic revenues:
Billboard	—	(0.8)	*	—	(2.6)	*
Transit and other	—	(0.1)	*	—	25.3	*
Total non-organic revenues	—	(0.9)	*	—	22.7	*
Total revenues	23.0	16.5	39	56.0	66.5	(16)
Operating expenses	(12.9)	(9.9)	30	(37.2)	(51.0)	(27)
SG&A expenses(b)	(5.3)	(4.2)	26	(14.4)	(18.8)	(23)
Adjusted OIBDA(b)	$4.8	$2.4	100	$4.4	$(3.3)	*
Adjusted OIBDA(b) margin	21%	15%		8%	(5)%

Operating income (loss)	$1.8	$7.5	*	$(1.6)	$(1.3)	23
Restructuring charges	—	0.2	*	—	0.9	*
Net gain on dispositions	—	(8.0)	*	(3.0)	(12.1)	(75)
Depreciation and amortization(b)	3.0	2.7	11	9.0	9.2	(2)
Adjusted OIBDA(b)	$4.8	$2.4	100	$4.4	$(3.3)	*

*    Calculation is not meaningful.
(a)Organic revenues exclude revenues associated with a disposition and the impact of foreign currency exchange rates (“non-organic revenues”).
(b)Consistent with the current year’s presentation, we have reclassified amortization of direct lease acquisition costs of $0.8 million in the three months ended September 30, 2020, and $1.6 million in the nine months ended September 30, 2020, in Other from Amortization to SG&A expenses, resulting in a corresponding decrease in Adjusted OIBDA.

In the third quarter of 2020, we completed the Sports Disposition. The operating results of our Sports Marketing operating segment through June 30, 2020, are included in our Consolidated Financial Statements.

Total Other revenues increased $6.5 million, or 39%, in the three months ended September 30, 2021, compared to the same prior-year period, due primarily to an increase in average revenue per display (yield) as we have experienced increases in customer advertising expenditures and overall demand for our services from the COVID-19 pandemic lows in 2020. Total Other revenues decreased $10.5 million, or 16%, in the nine months ended September 30, 2021, compared to the same prior-year period, reflecting the Sports Disposition, partially offset by an increase in average revenue per display (yield) as we have experienced increases in customer advertising expenditures and overall demand for our services from the COVID-19 pandemic lows in 2020.

In the three months ended September 30, 2020, non-organic revenues reflect the impact of foreign currency exchange rates. In the nine months ended September 30, 2020, non-organic revenues exclude the impact of the Sports Disposition and reflect the impact of foreign currency exchange rates.

Organic Other revenues increased $5.6 million, or 32%, in the three months ended September 30, 2021, compared to the same prior-year period and increased $12.2 million, or 28%, in the nine months ended September 30, 2021, compared to the same prior-year period. The increases were driven by an increase in average revenue per display (yield) as we have experienced increases in customer advertising expenditures and overall demand for our services from the COVID-19 pandemic lows in 2020.
Other operating expenses increased $3.0 million, or 30%, in the three months ended September 30, 2021, compared to the same prior-year period, primarily driven by higher billboard and transit revenues. Other operating expenses decreased $13.8 million, or 27%, in the nine months ended September 30, 2021, compared to the same prior-year period, primarily driven by the impact of the Sports Disposition. Other SG&A expenses increased $1.1 million, or 26%, in the three months ended September 30, 2021, compared to the same prior-year period, primarily driven by higher expenses in Canada. Other SG&A expenses decreased $4.4 million, or 23%, in the nine months ended September 30, 2021, compared to the same prior-year period, primarily driven by the impact of the Sports Disposition, partially offset by higher expenses in Canada.

Other Adjusted OIBDA increased $2.4 million, or 100.0%, in the three months ended September 30, 2021, compared to the same prior-year period due primarily to an increase in average revenue per display (yield) compared to 2020 as a result of the impact of the COVID-19 pandemic on customer advertising expenditures and overall demand for our services. Other Adjusted OIBDA was $4.4 million compared to an Adjusted OIBDA loss of $3.3 million in the same prior-year period, due primarily to an increase in average revenue per display (yield) compared to 2020 as a result of the impact of the COVID-19 pandemic on customer advertising expenditures and overall demand for our services.

Corporate

Corporate expenses primarily include expenses associated with employees who provide centralized services. Corporate expenses, excluding stock-based compensation, were $13.1 million, in the three months ended September 30, 2021, compared to $8.9 million in the same prior-year period, primarily due to higher compensation-related expenses, partially offset by the impact of market fluctuations on an equity-linked retirement plan offered by the Company to certain employees. Corporate expenses, excluding stock-based compensation, were $36.8 million in the nine months ended September 30, 2021, compared to $23.7 million in the same prior-year period, primarily due to higher compensation-related expenses and the impact of market fluctuations on an equity-linked retirement plan offered by the Company to certain employees.

Liquidity and Capital Resources

	As of
(in millions, except percentages)	September 30, 2021	December 31, 2020	% Change
Assets:
Cash and cash equivalents	$510.3	$710.4	(28)%
Restricted cash	—	1.6	(100)
Receivables, less allowance ($18.2 in 2021 and $26.3 in 2020)	245.9	209.2	18
Prepaid lease and transit franchise costs	11.7	5.4	117
Other prepaid expenses	19.0	14.4	32
Other current assets	14.3	33.7	(58)
Total current assets	801.2	974.7	(18)
Liabilities:
Accounts payable	62.2	64.9	(4)
Accrued compensation	58.2	35.0	66
Accrued interest	17.6	24.5	(28)
Accrued lease and transit franchise costs	57.2	65.8	(13)
Other accrued expenses	39.5	38.0	4
Deferred revenues	35.0	29.5	19
Short-term debt	—	80.0	(100)
Short-term operating lease liabilities	188.5	176.5	7
Other current liabilities	18.6	20.7	(10)
Total current liabilities	476.8	534.9	(11)
Working capital	$324.4	$439.8	(26)

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

In addition, as part of our growth strategy, we frequently evaluate strategic opportunities to acquire new businesses, assets or digital technology. Consistent with this strategy, we regularly evaluate potential acquisitions, ranging from small transactions to larger acquisitions, which transactions could be funded through cash on hand, additional borrowings, equity or other securities, or some combination thereof. In response to the ongoing COVID-19 pandemic, we have taken a highly selective approach to acquisition activity.

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

The decrease in working capital as of September 30, 2021, compared to as of December 31, 2020, is primarily driven by lower cash and other current assets and higher short-term operating lease liabilities, partially offset by higher accounts receivables and lower short-term debt.

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
•Recoupment of Equipment Deployment Costs. We may retain incremental revenues that exceed an annual base revenue amount for the cost of deploying advertising and communications displays throughout the transit system. As presented in the table below, recoupable MTA equipment deployment costs are recorded as Prepaid MTA equipment deployment costs and Intangible assets on our Consolidated Statement of Financial Position, and as these costs are recouped from incremental revenues that the MTA would otherwise be entitled to receive, Prepaid MTA equipment deployment costs will be reduced. If incremental revenues generated over the term of the agreement are not sufficient to cover all or a portion of the equipment deployment costs, the costs will not be recouped, which could have an adverse effect on our business, financial condition and results of operations. If we do not recoup all costs of deploying advertising and communications screens with respect to the New Inventory by the end of the term of the MTA Agreement, the MTA will be obligated to reimburse us for these costs. Deployment costs in an amount not to exceed $50.7 million, which are deemed authorized before December 31, 2020, will be paid directly by the MTA. For any deployment costs deemed authorized after December 31, 2020, the MTA and the Company will no longer be obligated to directly pay 70% and 30% of the costs, respectively, and these costs will be subject to recoupment in accordance with the MTA Agreement. We did not recoup any equipment deployment costs in the nine months ended September 30, 2021, and it is unlikely we will recoup equipment deployment costs in the remainder of 2021. For the full year of 2021, we expect our MTA equipment deployment costs to be approximately $100.0 million.
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
•Term. In July 2021, we extended the initial 10-year term of the MTA Agreement to a 13-year initial term. We have the option to extend this initial 13-year term for an additional five-year period at the end of the 13-year initial term, subject to satisfying certain quantitative and qualitative conditions.

We may utilize cash on hand and/or incremental third-party financing to fund equipment deployment costs over the next couple of years. However, given the uncertainty in the market around the severity and duration of the COVID-19 pandemic, we cannot reasonably estimate the aggregate financing amount, if any, at this time. As of September 30, 2021, we have issued surety bonds in favor of the MTA totaling approximately $136.0 million, which amount is subject to change as equipment installations are completed and revenues are generated. We expect transit franchise expenses, as a percentage of revenues, to increase in 2021 as compared to 2020, and be materially higher than pre-COVID-19 pandemic levels. (See the “Overview—COVID-19 Impact” section of this MD&A.) As indicated in the table below, we incurred $58.6 million related to MTA equipment deployment costs in the nine months ended September 30, 2021 (which includes equipment deployment costs related to future deployments), for a total of $409.7 million to date, of which $33.9 million had been recouped from incremental revenues to date and as of September 30, 2021, $45.2 million has been funded by the MTA. As of September 30, 2021, 9,180 digital displays had been installed, of which 1,359 installations occurred in the three months ended September 30, 2021, for a total of 1,800 installations in the nine months ended September 30, 2021.

(in millions)	Beginning Balance	Deployment Costs Incurred	Recoupment/MTA Funding	Amortization	Ending Balance
Nine months ended September 30, 2021:
Prepaid MTA equipment deployment costs	$204.6	$40.9	$—	$—	$245.5
Other current assets	28.0	6.3	(28.8)	—	5.5
Intangible assets (franchise agreements)	58.4	11.4	—	(7.3)	62.5
Total	$291.0	$58.6	$(28.8)	$(7.3)	$313.5

Year ended December 31, 2020:
Prepaid MTA equipment deployment costs	$171.5	$33.1	$—	$—	$204.6
Other current assets	—	44.4	(16.4)	—	28.0
Intangible assets (franchise agreements)	38.3	26.0	—	(5.9)	58.4
Total	$209.8	$103.5	$(16.4)	$(5.9)	$291.0

On October 26, 2021, we announced that our board of directors approved a quarterly cash dividend of $0.10 per share on our common stock, payable on December 31, 2021, to stockholders of record at the close of business on December 3, 2021.

Debt

Debt, net, consists of the following:

	As of
(in millions, except percentages)	September 30, 2021	December 31, 2020
Short-term debt:
Repurchase Facility	$—	$80.0
Total short-term debt	—	80.0

Long-term debt:
Term loan, due 2026	598.1	597.8

Senior unsecured notes:
5.625% senior unsecured notes, due 2024	—	501.3
6.250% senior unsecured notes, due 2025	400.0	400.0
5.000% senior unsecured notes, due 2027	650.0	650.0
4.250% senior unsecured notes, due 2029	500.0	—
4.625% senior unsecured notes, due 2030	500.0	500.0
Total senior unsecured notes	2,050.0	2,051.3

Debt issuance costs	(28.8)	(28.3)
Total long-term debt, net	2,619.3	2,620.8

Total debt, net	$2,619.3	$2,700.8

Weighted average cost of debt	4.3%	4.5%

	Payments Due by Period
(in millions)	Total	2021	2022-2023	2024-2025	2026 and thereafter
Long-term debt	$2,650.0	$—	$—	$400.0	$2,250.0
Interest	808.1	114.7	226.5	213.6	253.3
Total	$3,458.1	$114.7	$226.5	$613.6	$2,503.3

Term Loan

The interest rate on the term loan due in 2026 (the “Term Loan”) was 1.8% per annum as of September 30, 2021. As of September 30, 2021, a discount of $1.9 million on the Term Loan remains unamortized. The discount is being amortized through Interest expense, net, on the Consolidated Statement of Operations.

Revolving Credit Facility

We also have a $500.0 million revolving credit facility, which matures in 2024 (the “Revolving Credit Facility,” together with the Term Loan, the “Senior Credit Facilities”).

As of September 30, 2021, there were no outstanding borrowings under the Revolving Credit Facility.

The commitment fee based on the amount of unused commitments under the Revolving Credit Facility was $0.4 million in the three months ended September 30, 2021, $0.6 million in the three months ended September 30, 2020, $1.3 million in the nine months ended September 30, 2021, and $1.2 million in the nine months ended September 30, 2020. As of September 30, 2021, we had issued letters of credit totaling approximately $4.0 million against the letter of credit facility sublimit under the Revolving Credit Facility.

Standalone Letter of Credit Facilities

As of September 30, 2021, we had issued letters of credit totaling approximately $73.9 million under our aggregate $81.0 million standalone letter of credit facilities. The total fees under the letter of credit facilities were immaterial in each of the three and nine months ended September 30, 2021 and 2020.

Accounts Receivable Securitization Facilities

As of September 30, 2021, we have a revolving accounts receivable securitization facility (the “AR Facility”), which terminates in June 2022, unless further extended. Our 364-day uncommitted structured repurchase facility (the “Repurchase Facility”) expired on June 29, 2021, and we chose not to extend it at this time.

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

As of September 30, 2021, there were no outstanding borrowings under the AR Facility. As of September 30, 2021, there was no borrowing capacity under the AR Facility due to a voluntary temporary suspension of the AR Facility in accordance with the agreements governing the AR Facility; however, as of September 30, 2021, we had approximately $273.8 million of accounts receivable that could be used as collateral for the AR Facility. The commitment fee based on the amount of unused commitments under the AR Facility was immaterial for each of the three and nine months ended September 30, 2021 and 2020.

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

Debt Covenants

Our credit agreement, dated as of January 31, 2014 (as amended, supplemented or otherwise modified, the “Credit Agreement”), governing the Senior Credit Facilities, the agreements governing the AR Facility, and the indentures governing our senior unsecured notes contain customary affirmative and negative covenants, subject to certain exceptions, including but not limited to those that restrict the Company’s and its subsidiaries’ abilities to (i) pay dividends on, repurchase or make distributions in respect to the Company’s or its wholly-owned subsidiary, Outfront Media Capital LLC’s (“Finance LLC’s”) capital stock or make other restricted payments other than dividends or distributions necessary for us to maintain our REIT status, subject to certain conditions and exceptions, (ii) enter into agreements restricting certain subsidiaries’ ability to pay dividends or make other intercompany or third-party transfers, and (iii) incur additional indebtedness. One of the exceptions to the restriction on our ability to incur additional indebtedness is satisfaction of a Consolidated Total Leverage Ratio, which is the ratio of our consolidated total debt to our Consolidated EBITDA (as defined in the Credit Agreement) for the trailing four consecutive quarters, of no greater than 6.0 to 1.0. As of September 30, 2021, our Consolidated Total Leverage Ratio was 8.2 to 1.0 in accordance with the Credit Agreement.

The terms of the Credit Agreement (and under certain circumstances, the agreements governing the AR Facility) require that we maintain a Consolidated Net Secured Leverage Ratio, which is the ratio of (i) our consolidated secured debt (less up to $150.0 million of unrestricted cash) to (ii) our Consolidated EBITDA (as defined in the Credit Agreement) for the trailing four consecutive quarters, of no greater than 4.5 to 1.0. As of September 30, 2021, our Consolidated Net Secured Leverage Ratio was 1.4 to 1.0 in accordance with the Credit Agreement. As of September 30, 2021, we are in compliance with our debt covenants.

Deferred Financing Costs

As of September 30, 2021, we had deferred $31.8 million in fees and expenses associated with the Term Loan, Revolving Credit Facility, AR Facility and our senior unsecured notes. We are amortizing the deferred fees through Interest expense, net, on our Consolidated Statement of Operations over the respective terms of the Term Loan, Revolving Credit Facility, AR Facility and our senior unsecured notes.

Interest Rate Swap Agreements

We have several interest rate cash flow swap agreements to effectively convert a portion of our LIBOR-based variable rate debt to a fixed rate and hedge our interest rate risk related to such variable rate debt. The fair value of these swap positions was a net liability of approximately $1.7 million as of September 30, 2021, and $5.6 million as of December 31, 2020, and is included in Other liabilities on our Consolidated Statement of Financial Position.

As of September 30, 2021, under the terms of these agreements, we will pay interest based on an aggregate notional amount of $200.0 million, under a weighted-average fixed interest rate of 2.7%, with a receive rate of one-month LIBOR and which mature at various dates until June 30, 2022. The one-month LIBOR rate was approximately 0.1% as of September 30, 2021.

Equity

At-the-Market Equity Offering Program

We have a sales agreement in connection with an “at-the-market” equity offering program (the “ATM Program”), under which we may, from time to time, issue and sell shares of our common stock up to an aggregate offering price of $300.0 million. We have no obligation to sell any of our common stock under the sales agreement and may at any time suspend solicitations and offers under the sales agreement. No shares were sold under the ATM Program during the nine months ended September 30, 2021. As of September 30, 2021, we had approximately $232.5 million of capacity remaining under the ATM Program.

Series A Preferred Stock Issuance

On April 20, 2020, we issued 400,000 shares of our Series A Convertible Perpetual Preferred Stock (the “Series A Preferred Stock”), par value $0.01 per share. The Series A Preferred Stock ranks senior to the shares of the Company’s common stock with respect to dividend and distribution rights. Holders of the Series A Preferred Stock are entitled to a cumulative dividend accruing at the initial rate of 7.0% per year, payable quarterly in arrears, subject to increases as set forth in the Articles Supplementary, effective as of April 20, 2020 (the “Articles”). Dividends may, at the option of the Company, be paid in cash, in-kind, through the issuance of additional shares of Series A Preferred Stock or a combination of cash and in-kind, until April 20, 2028, after which time dividends will be payable solely in cash. So long as any shares of Series A Preferred Stock remain outstanding, the Company may not, without the consent of a specified percentage of holders of shares of Series A Preferred Stock, declare a dividend on, or make any distributions relating to, capital stock that ranks junior to, or on a parity basis with, the Series A Preferred Stock, subject to certain exceptions, including but not limited to (i) any dividend or distribution in cash or capital stock of the Company on or in respect of the capital stock of the Company to the extent that such dividend or distribution is necessary to maintain the Company’s status as a REIT; and (ii) any dividend or distribution in cash in respect of our common stock that, together with the dividends or distributions during the 12-month period immediately preceding such dividend or distribution, is not in excess of 5% of the aggregate dividends or distributions paid by the Company necessary to maintain its REIT status during such 12-month period. If any dividends or distributions in respect of the shares of our common stock are paid in cash, the shares of Series A Preferred Stock will participate in the dividends or distributions on an as-converted basis up to the amount of their accrued dividend for such quarter, which amounts will reduce the dividends payable on the shares of Series A Preferred Stock dollar-for-dollar for such quarter. The Series A Preferred Stock is convertible at the option of any holder at any time into shares of our common stock at an initial conversion price of $16.00 per share and an initial conversion rate of 62.50 shares of our common stock per share of Series A Preferred Stock, subject to certain anti-dilution adjustments and a share cap as set forth in the Articles. Subject to certain conditions set forth in the Articles (including a change of control), each of the Company and the holders of the Series A Preferred Stock may convert or redeem the Series A Preferred Stock at the prices set forth in the Articles, plus any accrued and unpaid dividends.

Cash Flows

The following table presents our cash flows in the nine months ended September 30, 2021 and 2020.

	Nine Months Ended
	September 30,		%
(in millions, except percentages)	2021	2020	Change
Cash provided by operating activities	$45.1	$86.0	(48)%
Cash used for investing activities	(106.5)	(35.1)	*
Cash provided by (used for) financing activities	(140.5)	581.0	*
Effect of exchange rate changes on cash, cash equivalents and restricted cash	0.2	(0.6)	*
Net increase (decrease) in cash, cash equivalents and restricted cash	$(201.7)	$631.3	*

*Calculation is not meaningful.

Cash provided by operating activities decreased $40.9 million, or 48%, in the nine months ended September 30, 2021, compared to the same prior-year period, due primarily to an increase in accounts receivables and prepaid MTA equipment deployment costs, partially offset by an increase in accrued expenses, a decrease in prepaid expenses and a lower net loss due to increases in customer advertising expenditures and overall demand for our services. In the nine months ended September 30, 2021, we paid net cash of $18.4 million related to MTA equipment deployment and installed 1,800 digital displays. In the nine months ended September 30, 2020, we paid $51.1 million related to MTA equipment deployment costs.

Cash used for investing activities increased $71.4 million in the nine months ended September 30, 2021, compared to the same prior-year period, due primarily to higher cash paid for acquisitions and MTA franchise rights and lower proceeds from dispositions.

The following table presents our capital expenditures in the nine months ended September 30, 2021 and 2020.

	Nine Months Ended
	September 30,		%
(in millions, except percentages)	2021	2020	Change
Growth	$27.9	$28.0	—%
Maintenance	13.3	14.0	(5)
Total capital expenditures	$41.2	$42.0	(2)

Capital expenditures decreased $0.8 million, or 2%, in the nine months ended September 30, 2021, compared to the same prior-year period, primarily due to lower spending on vehicles, office remodel projects and the installation of the most current LED lighting technology, partially offset by growth in digital displays and increased spending on software and technology.

For the full year of 2021, we expect our capital expenditures to range from approximately $70.0 million to $75.0 million, which will be used primarily for growth in digital displays, maintenance and safety-related projects, software and technology, and to renovate certain office facilities. This estimate does not include equipment deployment costs that will be incurred in connection with the MTA agreement (as described above), which will be recorded as Prepaid MTA equipment deployment costs and Intangible assets on our Consolidated Statement of Financial Position, as applicable.

Cash used by financing activities was $140.5 million in the nine months ended September 30, 2021, compared to Cash provided by financing activities of $581.0 million in the same prior-year period. In the nine months ended September 30, 2021, we made a repayment of $80.0 million under the Repurchase Facility and paid total cash dividends of $35.9 million on the Series A Preferred Stock, our common stock and vested restricted share units granted to employees. In the nine months ended September 30, 2020, we received net proceeds of $400.0 million related to the issuance of Senior Unsecured Notes due 2025 in a private placement and received net proceeds of $383.8 million related to the issuance of the Series A Preferred Stock to enhance our liquidity position in response to the impact of the COVID-19 pandemic, made net total repayments of $115.0 million on the AR Facility and the Repurchase Facility and paid total cash dividends on the Series A Preferred Stock and on our common stock of $68.1 million.

Cash paid for income taxes was $1.5 million for in the nine months ended September 30, 2021 and $3.1 million in the nine months ended September 30, 2020.

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

We do not currently use derivatives or other financial instruments to mitigate our exposure to commodity price risk. However, we do enter into contracts with commodity providers to limit our exposure to commodity price fluctuations. For the year ended December 31, 2020, such contracts accounted for 17.7% of our total utility costs. As of September 30, 2021, we had active electricity purchase agreements with fixed contract rates for locations throughout Illinois, New Jersey, Pennsylvania and Texas, which expire at various dates through June 2024.

Foreign Exchange Risk

Foreign currency translation risk is the risk that exchange rate gains or losses arise from translating our Canadian business’s statements of earnings and statements of financial position from functional currency to our reporting currency (the U.S. Dollar) for consolidation purposes. Any gain or loss on translation is included within comprehensive income and Accumulated other comprehensive income on our Consolidated Statement of Financial Position. The functional currency of our international subsidiaries is their respective local currency. As of September 30, 2021, we have $1.3 million of unrecognized foreign currency translation losses included within Accumulated other comprehensive loss on our Consolidated Statement of Financial Position.

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

As of September 30, 2021, we had a $600.0 million variable-rate Term Loan due 2026 outstanding, which has an interest rate of 1.8% per year. An increase or decrease of 1/4% in our interest rate on the Term Loan will change our annualized interest expense by approximately $1.0 million.

As of September 30, 2021, there were no outstanding borrowings under the AR Facility.

We have several interest rate cash flow swap agreements to effectively convert a portion of our LIBOR-based variable rate debt to a fixed rate and hedge our interest rate risk related to such variable rate debt. The fair value of these swap positions was a net unrecognized loss of approximately $1.7 million as of September 30, 2021, and is included in Other liabilities on our Consolidated Statement of Financial Position. The following table provides information about our interest rate swap agreements, which are sensitive to changes in interest rates. Notional amounts are used to calculate the contractual cash flows to be exchanged under the agreements.

(in millions, except percentages)	2021	2022	2023	2024	2025	2026	Thereafter	Total	Fair Value Loss as of 9/30/21
Pay fixed/receive variable	$150.0	$50.0	$—	$—	$—	$—	$—	$200.0	$1.7
Average pay rate	2.7%	1.8%	—%	—%	—%	—%	—%
Average receive rate(a)	one-month LIBOR	one-month LIBOR	—	—	—	—	—

(a)The one-month LIBOR rate was approximately 0.1% as of September 30, 2021.
Credit Risk

In the opinion of our management, credit risk is limited due to the large number of customers and advertising agencies utilized. We perform credit evaluations on our customers and agencies and believe that the allowances for credit losses are adequate. We have experienced an increase in credit losses as a result of the COVID-19 pandemic and accordingly, we recorded additional provisions for doubtful accounts in 2020. Provisions for doubtful accounts have declined in the nine months ended September 30, 2021, compared to the same prior-year period and we expect provisions for doubtful accounts to continue to decline through the remainder of the year. We do not currently use derivatives or other financial instruments to mitigate credit risk.

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

Item 1A. Risk Factors.

We have disclosed the risk factors affecting our business, results of operations and financial condition in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on February 26, 2021, and in our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021, filed with the SEC on August 6, 2021. The impact of the COVID-19 pandemic described in this Quarterly Report on Form 10-Q have heightened certain of the risks disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020, and in our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021, and such risk factors are further qualified by the information relating to the COVID-19 pandemic described in this Quarterly Report on Form 10-Q. There have been no material changes from the risk factors previously disclosed.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

None.

Purchases of Equity Securities by the Issuer

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
July 1, 2021 through July 31, 2021	—	$—	—	—
August 1, 2021 through August 31, 2021	—	—	—	—
September 1, 2021 through September 30, 2021	—	—	—	—
Total	—	—	—	—

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

10.1
Amendment No. 7, dated as of July 29, 2021, by and between the Metropolitan Transportation Authority and Outfront Media Group LLC, to Advertising License Agreement, entered into December 8, 2017 (effective as of November 1, 2017) (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-36367), filed on August 4, 2021).

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

Date: November 5, 2021