Form 10-K
period 2021-12-31
OUTFRONT Media Inc.
filed 2022-02-24
CIK 1579877

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No
The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of June 30, 2021, the last business day of the registrant's most recently completed second fiscal quarter, was $3.5 billion based upon the closing price reported for such date on the New York Stock Exchange.

As of February 23, 2022, the number of shares outstanding of the registrant’s common stock was 146,243,002.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement for the 2022 Annual Meeting of Stockholders are incorporated herein by reference into Part III of this Annual Report on Form 10-K where indicated. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant's fiscal year ended December 31, 2021.

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

We have made statements in this Annual Report on Form 10-K that are forward-looking statements within the meaning of the federal securities laws, including the Private Securities Litigation Reform Act of 1995. You can identify forward-looking statements by the use of forward-looking terminology such as “believes,” “expects,” “could,” “would,” “may,” “might,” “will,” “should,” “seeks,” “likely,” “intends,” “plans,” “projects,” “predicts,” “estimates,” “forecast” or “anticipates” or the negative of these words and phrases or similar words or phrases that are predictions of or indicate future events or trends and that do not relate solely to historical matters. You can also identify forward-looking statements by discussions of strategy, plans or intentions related to our capital resources, portfolio performance and results of operations, including but not limited to the impact of the ongoing novel coronavirus (“COVID-19”) pandemic on our capital resources, portfolio performance and results of operations.

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

In addition to providing location-based displays, we also focus on delivering mass and targeted audiences to our customers. Geopath, the out-of-home advertising industry’s audience measurement system, enables us to build campaigns based on the size and demographic composition of audiences. As part of our technology platform, we are developing solutions for enhanced demographic and location targeting, and engaging ways to connect with consumers on-the-go. Additionally, our OUTFRONT Mobile Network add-on products allow our customers to further leverage location targeting with interactive mobile advertising.

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

We generally (i) own the physical billboard structures on which we display advertising copy for our customers, (ii) hold the legal permits to display advertising thereon and (iii) lease the underlying sites. These lease agreements have terms varying between one month and multiple years, and usually provide renewal options. We estimate that approximately 75% of our billboard structures in the U.S. are “legal nonconforming” billboards, meaning they were legally constructed under laws in effect at the time they were built and remain legal to operate, but could not be constructed under current laws. These structures are often located in areas where it is difficult or not permitted to build additional billboards under current laws, which enhances the value of our portfolio. We have a highly diversified portfolio of advertising sites. As of December 31, 2021, we had approximately 19,800 lease agreements with approximately 17,300 different landlords in the U.S. A substantial proportion of these lease agreements allow us to abate rent and/or terminate the lease agreement in certain circumstances, which may include where the structure is obstructed, where there is a change in traffic flow and/or where the advertising value of the sign structure is otherwise impaired, providing us with flexibility in renegotiating the terms of our leases with landlords in those circumstances.

We currently manage our operations through two operating segments—U.S. Billboard and Transit, which is included in our U.S. Media reportable segment, and International. International does not meet the criteria to be a reportable segment and accordingly, is included in Other (see Item 8., Note 20. Segment Information to the Consolidated Financial Statements).

History

Our corporate history can be traced back to companies that helped to pioneer the growth of out-of-home advertising in the U.S., such as Outdoor Systems, Inc., 3M National, Gannett Outdoor and TDI Worldwide Inc. In 1996, a predecessor of CBS Corporation (“CBS”) acquired TDI Worldwide Inc., which specialized in transit advertising. Three years later, a predecessor of CBS acquired Outdoor Systems, Inc., which represented the consolidation of the outdoor advertising assets of large national operators such as 3M National, Gannett Outdoor (and its Canadian assets held in the name Mediacom) and Vendor (a Mexican outdoor advertising company) and many local operators in the U.S., Canada and Mexico. In 2008, CBS acquired International Outdoor Advertising Holdings Co., which operated outdoor advertising assets in Argentina, Brazil, Chile and Uruguay.

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

We believe we are organized in conformity with the requirements for qualification and taxation as a REIT under the Code and that our manner of operation will enable us to continue to meet those requirements. If we fail to qualify to be taxed as a REIT in any taxable year and do not qualify for certain statutory relief provisions, we will be subject to U.S. federal income tax at regular corporate rates and will be precluded from re-electing REIT status for the subsequent four taxable years. Despite our status as a REIT, we will be subject to certain U.S. federal, state and local taxes on our income or property and the income of our TRSs will be subject to taxation at regular corporate rates.

Growth Strategy

Continue Increasing the Number of Digital Displays in our Portfolio. Increasing the number of digital displays in prime audience locations is an important element of our organic growth strategy, as digital displays have the potential to attract additional business from both new and existing customers. We believe digital displays are attractive to our customers because they allow for the development of richer and more visually engaging messages, provide our customers with the flexibility both to target audiences by time of day and to quickly launch new advertising campaigns, and eliminate or greatly reduce print production and installation costs. In addition, digital displays enable us to run multiple advertisements on each display. Digital billboard displays generate approximately four times more revenue per display on average than traditional static billboard displays. Digital billboard displays also incur, on average, approximately two to four times more costs, including higher variable costs associated with the increase in revenue than traditional static billboard displays. As a result, digital billboard displays generate higher profits and cash flows than traditional static billboard displays. The majority of our digital billboard displays were converted from traditional static billboard displays. We have commenced deployment of state-of-the-art digital transit displays in connection with several transit franchises and are planning to increase deployments over the coming years. In the future, we expect revenues generated on digital transit displays will be a multiple of the revenues generated on comparable static transit displays. Subject to the impact of the COVID-19 pandemic, we intend to incur significant equipment deployment costs and capital expenditures in the coming years to continue increasing the number of digital displays in our portfolio. See “—Renovation, Improvement and Development.”
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

Consider Selected Acquisition Opportunities. As part of our growth strategy, we frequently evaluate strategic opportunities to acquire new businesses and assets. Consistent with this strategy, we regularly evaluate potential acquisitions, ranging from small transactions to larger acquisitions. See “—Acquisition and Disposition Activity.” There can be no assurances that any transactions currently being evaluated will be consummated or, if consummated, that such transactions would prove beneficial to us. Further, our national footprint in the U.S. and significant presence in Canada provide us with an attractive platform on which to add additional advertising structures and sites. Our scale gives us advantages in driving additional revenues and reducing operating costs from acquired billboards. We believe that there is significant opportunity for additional industry consolidation, and we will evaluate opportunities to acquire additional out-of-home advertising businesses and structures and sites on a case-by-case basis. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview—COVID-19 Impact.”

Mobile Technology. We believe there is potential for growth in the reach, effectiveness and amplification of out-of-home advertising through mobile technology. For example, the OUTFRONT Mobile Network creates opportunities for advertisers to reach their target audience by enabling them to bundle geofenced mobile advertising with an out-of-home advertising display campaign. Consumer dependence on mobile devices, especially while out-of-home, makes out-of-home advertising displays and mobile advertising a natural fit for advertiser brand messaging, allowing consumer mobile activities such as search and e-commerce to be primed by the out-of-home advertising display.

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

Our Portfolio of Outdoor Advertising Structures and Sites

Diversification by Customer

For the year ended December 31, 2021, no individual customer represented more than 3% of U.S. Media segment revenues. Therefore, we do not consider detailed information about any individual customer to be meaningful.

Diversification by Industry

The following table sets forth information regarding the diversification of U.S. Media segment revenues earned among different industries for 2021, 2020 and 2019. For 2021, as a result of our diverse base of customers in the U.S., no single industry contributed more than 18% of our U.S. Media segment revenues.

We have updated the presentation of our industry reporting and certain reclassifications of prior year data have been made to conform to the current period’s presentation.

	Percentage of Total U.S. Media Segment Revenues for the Year Ended December 31,
Industry	2021	2020	2019
Entertainment	18%	17%	22%
Health/Medical	10	10	8
Retail	9	9	10
Technology	6	6	6
Miscellaneous Service Providers	6	5	5
Legal Services/Lawyers	5	5	3
Financial	5	4	5
Restaurants	4	5	4
Alcohol	4	3	4
Consumer Packaged Goods	4	5	5
Automotive	4	5	4
Government/Political	4	4	2
Insurance	3	4	4
Education	3	3	3
Utilities	3	3	4
Real Estate	3	3	2
Travel	2	3	3
Other(a)	7	6	6
Total	100%	100%	100%

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

	Percentage of Total Revenues for the Year Ended December 31, 2021			Number of Displays as of December 31, 2021(a)
Location (Metropolitan Area)	Billboard	Transit and Other	Total	Billboard Displays	Transit and Other Displays	Total Displays	Percentage of Total Displays
New York, NY	8%	49%	16%	551	259,683	260,234	51%
Los Angeles, CA	15	12	15	4,410	42,542	46,952	9
Miami, FL	5	9	6	951	22,670	23,621	5
State of New Jersey	5	<1	4	3,559	—	3,559	<1
Atlanta, GA	3	5	4	1,946	17,715	19,661	4
San Francisco, CA	4	2	4	1,077	19,552	20,629	4
Houston, TX	4	1	3	1,090	200	1,290	<1
Chicago, IL	4	<1	3	1,092	135	1,227	<1
Detroit, MI	4	1	3	1,857	6,898	8,755	2
Tampa, FL	4	—	3	1,399	—	1,399	<1
Dallas, TX	3	2	3	705	535	1,240	<1
Boston, MA	2	5	2	246	38,935	39,181	8
Phoenix, AZ	2	<1	2	1,400	717	2,117	<1
Orlando, FL	2	—	2	1,252	—	1,252	<1
Washington D.C.	<1	8	2	23	47,079	47,102	9
All other United States	29	1	23	18,801	2,095	20,896	4
Other	—	1	<1	—	—	—	—
Total United States	94	96	95	40,359	458,756	499,115	98
Canada	6	4	5	4,766	4,555	9,321	2
Total	100%	100%	100%	45,125	463,311	508,436	100%

Total revenues (in millions)	$1,182.3	$281.6	$1,463.9

(a)All displays, including those reserved for transit agency use.

The New York and Los Angeles metropolitan areas contributed 40% and 10%, respectively, of total transit and other revenues in 2020 and 45% and 9%, respectively, of total transit and other revenues in 2019. Los Angeles contributed 15% of total billboard revenues in 2020 and contributed 17% of total billboard revenues in 2019. New York contributed 8% of total billboard revenues in 2020 and 9% of total billboard revenues in 2019. For additional information regarding revenues for our billboard displays and transit and other displays by segment, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data.”

Renovation, Improvement and Development

The following table sets forth information regarding our digital displays.

	Digital Revenues (in millions) for the Year Ended			Number of Digital Displays(a) as of
Location	Digital Billboard	Digital Transit and Other	Total Digital Revenues	Digital Billboard Displays	Digital Transit and Other Displays	Total Digital Displays
December 31, 2021:
United States	$280.5	$80.3	$360.8	1,401	12,610	14,011
Canada	27.6	1.0	28.6	237	120	357
Total	$308.1	$81.3	$389.4	1,638	12,730	14,368

December 31, 2020:
United States	$195.5	$53.9	$249.4	1,228	8,920	10,148
Canada	19.8	0.1	19.9	222	95	317
Total	$215.3	$54.0	$269.3	1,450	9,015	10,465

December 31, 2019:
United States	$222.7	$112.3	$335.0	1,121	6,145	7,266
Canada	30.0	0.1	30.1	222	93	315
Total	$252.7	$112.4	$365.1	1,343	6,238	7,581

(a)Digital display amounts include 3,795 displays reserved for transit agency use in 2021, 3,144 in 2020 and 2,172 in 2019. Our number of digital displays is impacted by acquisitions, dispositions, management agreements, the net effect of new and lost billboards, and the net effect of won and lost franchises in the period.

Most of our non-maintenance capital expenditures are directed towards new revenue-generating projects, such as the conversion of traditional static billboard displays to digital, the building of new digital displays and the enhancement of our billboard structures to enable us to charge premium rates. We have commenced deployment of state-of-the-art digital transit displays in connection with several transit franchises and are planning to increase deployments over the coming years. Subject to the impact of the COVID-19 pandemic, we intend to incur significant equipment deployment costs and capital expenditures in coming years to continue increasing the number of digital displays in our portfolio. See “—Growth Strategy.”

We built or converted 77 digital billboard displays in the U.S. and 10 in Canada in 2021, compared to 60 digital billboard displays in the U.S. and 3 in Canada in 2020, and 107 digital billboard displays in the U.S. and 13 in Canada in 2019. Additionally, we entered into marketing arrangements to sell advertising on 35 third-party digital billboard displays in the U.S. and 4 in Canada in 2021, compared to 31 third-party digital billboard displays in the U.S. and 31 in Canada in 2020, and 50 third-party billboard displays in the U.S. and 27 in Canada in 2019.

We built, converted or replaced 3,778 digital transit and other displays in the U.S. and 15 in Canada in 2021, and 2,893 digital transit and other displays in the U.S. and 10 in Canada in 2020. Our total number of digital displays is impacted by acquisitions, dispositions, management agreements and the net effect of new and lost billboards and the net effect of won and lost franchises.

Further, as a result of the COVID-19 pandemic, in 2020 and 2021, we reduced our digital billboard display conversions and temporarily suspended or delayed our deployment of certain digital transit displays. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview—COVID-19 Impact.” As of December 31, 2021, our average initial investment required for a digital billboard display is approximately $250,000.

We routinely invest capital in the maintenance and repair of our billboard and transit structures. This includes safety initiatives and replaced displays, as well as new billboard components such as panels, sections, catwalks, lighting and ladders. Our maintenance capital expenditures were $25.3 million in 2021, $17.8 million in 2020 and $18.1 million in 2019. Maintenance capital expenditures also include spending on software and technology.

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

Our People

As of December 31, 2021, we had 2,195 employees, of which 789 were sales and sales-related personnel in the U.S. and 84 were Canadian sales and sales-related personnel. As of December 31, 2021, 2,181, or 99%, of our employees were full-time employees and 14, or 1%, were part-time employees. Some of these employees are represented by labor unions and are subject to collective bargaining agreements.

Hiring, developing and retaining employees is important to our business. As our business grows, we place a priority on helping our employees build both their skills and careers. We provide regular and ongoing employee development and training, through among other things, our annual performance review process, and employee trainings in consultative selling, technology, safety, compliance, management and leadership skills. We also recognize the efforts of our employees with a variety of equity, cash and non-cash awards, such as our annual OUTShine! awards, our OUTpace awards and our President’s Club trips.

In 2021, we experienced lower total employee turnover of 15% compared to 26% in 2020. Employee turnover in 2020 was primarily due to actions taken in that year to reduce our expenses in response to the impact of the COVID-19 pandemic, including, among other things, workforce reductions. The reduction in employee turnover in 2021 was partially offset by an increase in voluntary turnover. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview—COVID-19 Impact.”

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

We take the health and safety of our employees very seriously. That is why we have adopted a preventive culture and follow and enforce a strict set of safety guidelines and training processes under the supervision of our Vice President of Operations Effectiveness and Safety. Our comprehensive training program is another essential aspect to promoting the safety of our employees. We require all our field operations team members to participate in an extensive training process and we reinforce these trainings throughout the year. In 2021, we did not suffer any significant employee accidents or injuries and continue to strictly manage our corporate health and safety programs to ensure compliance.

Throughout the COVID-19 pandemic, we prioritized the health and safety of our employees by, among other things, (i) utilizing a secure remote workforce as needed for personnel other than operations personnel who service our displays and certain other personnel, (ii) implementing deep cleaning, social distancing and other protective policies and practices in accordance with federal, state and local regulations and guidance across all offices and facilities, and (iii) communicating frequently with our employees and customers to address any concerns and updates to our policies. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview—COVID-19 Impact.”

Regulation

The outdoor advertising industry is subject to governmental regulation and enforcement at the federal, state and local levels in the U.S. and Canada. These regulations have a significant impact on the outdoor advertising industry and our business. The descriptions that follow are summaries and should be read in conjunction with the texts of the regulations described herein, which are subject to change. The descriptions do not purport to describe all present and proposed regulations affecting our businesses.

In the U.S., the federal Highway Beautification Act of 1965 (the “HBA”) establishes a framework for the regulation of outdoor advertising on primary and interstate highways built with federal financial assistance. As a condition to federal highway assistance, the HBA requires states to restrict billboards on such highways to commercial and industrial areas, and imposes certain size, spacing and other requirements associated with the installation and operation of billboards. The HBA also requires the development of state standards, promotes the expeditious removal of illegal signs and requires just compensation for takings, on affected roadways. These state restrictions and standards, or their local and municipal counterparts, as described below, may be modified, replaced or invalidated over time in response to third party legal challenges (such as the City of Austin, Texas v. Reagan National Advertising of Texas Inc. case now pending before the U.S. Supreme Court) or otherwise, which could affect prevailing competitive conditions in our markets in a variety of ways and/or have an adverse effect on our business, financial condition and results of operations. See “Item 1A. Risk Factors—Risks Related to Our Business and Operations—Government regulation of outdoor advertising, including any changes to such regulation, may restrict our outdoor advertising operations and our ability to increase the number of advertising displays in our portfolio.”

Municipal and county governments generally also have sign controls as part of their zoning laws and building codes, and many have adopted standards more restrictive than the federal requirements. Some state and local government regulations prohibit construction of new billboards and some allow new construction only to replace existing structures. Other laws and regulations throughout the U.S. and Canada limit or prohibit the ability to modify, relocate, rebuild, replace, repair, maintain and upgrade advertising structures, particularly those structures that are “legal nonconforming” (i.e., that conformed with applicable regulations when built but which no longer conform to current regulations), and impose restrictions on the construction, repair, maintenance, lighting, operation, upgrading, height, size, spacing and location of outdoor structures generally and/or on the surrounding land and vegetation, as well as on the use of new technologies such as digital signs. In addition, from time to time, third parties or local governments commence proceedings in which they assert that we own or operate structures that are not properly permitted or otherwise in strict compliance with applicable law.

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

Although state and local government authorities from time to time use the power of eminent domain to remove billboards, U.S. law requires payment of compensation if a state or political subdivision compels the removal of a lawful billboard along a primary or interstate highway that was built with federal financial assistance. Additionally, many states require similar compensation (or relocation) with regard to compelled removals of lawful billboards in other locations, although the methodology used to determine such compensation varies by jurisdiction. Some local governments in the U.S. and Canada have attempted to force the removal of billboards after a period of years under a concept called amortization. Under this concept the governmental body asserts that just compensation has been earned by continued operation of the billboard over a period of time. In Canada, billboards may be expropriated for public purposes with compensation (or relocation) determined on a case-by-case basis. Thus far, we have generally been able to obtain satisfactory compensation for our billboards purchased or removed as a result of governmental action, although there is no assurance that this will continue to be the case in the future.

A number of federal, state and local governments in the U.S. and Canada have implemented, or introduced legislation to impose, taxes (including taxes on revenues from outdoor advertising or for the right to use outdoor advertising assets), fees and registration requirements in an effort to decrease or restrict the number of outdoor advertising structures and sites or raise revenues, or both. Several jurisdictions have already imposed taxes based on a percentage of our outdoor advertising revenue in those jurisdictions. In addition, some jurisdictions have taxed our personal property and leasehold interests in outdoor advertising locations using various other valuation methodologies. We expect the U.S. and Canada to continue to try to impose such laws as a way of increasing their revenue and restricting outdoor advertising.

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

Restrictions on outdoor advertising of certain products, services and content are or may be imposed by federal, state and local laws and regulations, as well as contracts with municipalities and transit franchise partners. For example, certain classes and types of tobacco products have been effectively banned from outdoor advertising in all of the jurisdictions in which we currently do business.

As the owner or operator of various real properties and facilities, we must comply with various federal, state and local environmental, health and safety laws and regulations in the U.S. and Canada. We and our properties are subject to such laws and regulations related to the use, storage, disposal, emission and release of hazardous and nonhazardous substances and employee health and safety. Historically, with the exception of safety upgrades, we have not incurred significant expenditures to comply with these laws.

We intend to expand the deployment of digital billboards that display digital advertising copy from various advertisers that change up to several times per minute. We have encountered some existing regulations in the U.S. and Canada that restrict or prohibit these types of digital displays. Furthermore, as digital advertising displays are introduced into the market on a large scale, existing regulations that currently do not apply to digital advertising displays by their terms could be revised to impose specific restrictions on digital advertising displays due to alleged concerns over, among other things, aesthetics or driver safety.

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

Financing and Leverage Policy

We may, when appropriate, employ leverage and use debt as a means to finance growth in our business, refinance existing debt, to provide additional funds to distribute to stockholders, and/or for corporate purposes. The Company, along with Outfront Media Capital LLC (“Finance LLC”) and Outfront Media Capital Corporation (“Finance Corp.” and together with Finance LLC, the “Borrowers”) and other guarantor subsidiaries party thereto, are parties to a credit agreement, dated as of January 31, 2014 (as amended, supplemented or otherwise modified, the “Credit Agreement”), pursuant to which the Borrowers may borrow funds under a $500.0 million revolving credit facility, which matures in 2024 (the “Revolving Credit Facility”) and have incurred outstanding indebtedness of $600.0 million under a term loan due in 2026 (the “Term Loan,” together with the Revolving Credit Facility, the “Senior Credit Facilities”). Since 2014, the Borrowers have also been parties to agreements governing our standalone letter of credit facilities. As of December 31, 2021, we had issued letters of credit totaling approximately $72.7 million under our aggregate $81.0 million standalone letter of credit facilities. Additionally, since 2014, the Borrowers have issued senior unsecured notes in several private placement transactions and redeemed certain of these senior unsecured notes. As of December 31, 2021, of the senior unsecured notes issued by the Borrowers, $400.0 million aggregate principal amount of 6.250% Senior Unsecured Notes due 2025 (the “2025 Notes”), $650.0 million aggregate principal amount of 5.000% Senior Unsecured Notes due 2027 (the “2027 Notes”), $500.0 million aggregate principal amount of 4.250% Senior Unsecured Notes due 2029 (the “2029 Notes”) and $500.0 million aggregate principal amount of 4.625% Senior Unsecured Notes due 2030 (the “2030 Notes” and collectively with the 2025 Notes, 2027 Notes and 2029 Notes, the “Notes”) remain outstanding. In addition, as of December 31, 2021, we have a revolving accounts receivable securitization facility (the “AR Facility”), which terminates in 2022, unless further extended. Our 364-day uncommitted structured repurchase facility (the “Repurchase Facility”) expired on June 29, 2021, and we chose not to extend it. We have, and from time to time we may, draw funds from the Revolving Credit Facility and/or the AR Facility or other credit facilities that we may establish for specific or general corporate purposes, subject to borrowing capacities available under these facilities. For more information, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

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

Company Securities Policies

In the future, we may issue debt securities (including senior securities), offer common stock, preferred stock, convertible securities or options to purchase common stock in exchange for property, and/or repurchase or otherwise reacquire our common stock or other securities in the open market or otherwise. Except in connection with the Notes, Class A equity interests of a subsidiary of the Company that controls its Canadian business in connection with the acquisition of outdoor advertising assets in Canada, the ATM Program and the Series A Preferred Stock (each as defined and described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources”) and stock-based employee and consultant compensation, in the past four years, we have not offered or issued debt securities, common stock, preferred stock, convertible securities, options to purchase common stock or any other securities in exchange for property or any other purpose. Our charter authorizes us to issue additional authorized but unissued shares of common or preferred stock. In addition, our charter permits a majority of our entire board of directors to, without common stockholder approval, amend our charter to increase or decrease the aggregate number of shares of stock or the number of shares of stock of any class or series that we have authority to issue. We have not engaged in trading, underwriting or agency distribution or sale of securities of other issuers and do not intend to do so.

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

We derive our revenues from providing advertising space to customers on out-of-home advertising structures and sites. A decline in the economic prospects of advertisers, the economy in general or the economy of any individual geographic market or industry, particularly a market or industry in which we conduct substantial business and derive a significant portion of our revenues, such as the New York and Los Angeles metropolitan areas, and the entertainment, health/medical and retail industries, could alter current or prospective advertisers’ spending priorities. See “Item 1. Business—Our Portfolio of Outdoor Advertising Structures and Sites.” In addition, disasters, acts of terrorism, disease outbreaks and pandemics (such as the COVID-19 pandemic), hostilities, political uncertainty, extraordinary weather events (such as hurricanes), power outages, technological changes and shifts in market demographics and transportation patterns (including reductions in foot traffic, roadway traffic, commuting, transit ridership and overall target audiences) caused by the foregoing or otherwise, could interrupt our ability to build, deploy, and/or display advertising on, advertising structures and sites, and/or lead to a reduction in economic certainty and advertising expenditures. Any reduction in advertising expenditures could adversely affect our business, financial condition or results of operations. Further, advertising expenditure patterns may be impacted by any of these factors; for example, advertisers’ expenditures may be made with less advance notice and may become difficult to forecast from period to period.

The COVID-19 pandemic and any other pandemics could, materially adversely affect our business, financial condition and results of operations.

The COVID-19 pandemic and the related preventative measures taken to help curb the spread, including shutdowns and slowdowns of, and restrictions on, businesses, public gatherings, social interactions and travel (including reductions in foot traffic, roadway traffic, commuting, transit ridership and overall target audiences) throughout the markets in which we do business have had, and may continue to have, a significant impact on the global economy and our business. Though we remain able to continue to sell and service our displays, governmental restrictions have eased in most of our markets and most of our markets have commenced their economic recoveries, our billboard and transit businesses in many of the top DMAs, such as New York and Los Angeles, are still experiencing the significant impacts of the COVID-19 pandemic. As it has historically, the COVID-19 pandemic may, among other things, (i) delay our ability to build and deploy certain advertising structures and sites, including digital displays; (ii) reduce or curtail our customers’ advertising expenditures and overall demand for our services through purchase cancellations or otherwise; (iii) increase the volatility of our customers’ advertising expenditure patterns from period-to-period through short-notice purchases, purchase deferrals or otherwise; and (iv) extend delays in the collection of certain earned advertising revenues from our customers, all of which could have a material adverse effect on our business, financial condition and results of operations. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

The extent to which the COVID-19 pandemic, or any other pandemic that may occur, will impact our business will depend on future developments, including the severity and duration of such pandemic and the measures taken in response to such pandemic, which are highly uncertain and cannot be predicted. Accordingly, the Company cannot reasonably estimate the full impact of the COVID-19 pandemic, or any other pandemic that may occur, on our business, financial condition and results of operations at this time, which may be material.

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

The outdoor advertising industry is subject to governmental regulation and enforcement at the federal, state and local levels in the U.S. and Canada. These regulations have a significant impact on the outdoor advertising industry and our business. See “Part I, Item 1. Business—Regulation.” If there are changes in laws and regulations affecting outdoor advertising at any level of government (including by modification, replacement or invalidation in response to third party legal challenges, such as the City of Austin, Texas v. Reagan National Advertising of Texas Inc. case now pending before the U.S. Supreme Court, or otherwise), if there are changes in the enforcement of regulations or if there are allegations of noncompliance with laws or regulations that we are unable to resolve, our structures and sites could be subject to removal or modification and/or prevailing competitive conditions in our markets could be affected in a variety of ways, which could have an adverse effect on our business, financial condition and results of operations. Further, if we are unable to obtain acceptable arrangements or compensation in circumstances in which our structures and sites are subject to removal or modification, it could have an adverse effect on our business, financial condition and results of operations. In addition, governmental regulation and enforcement of advertising displays, especially digital advertising displays, may limit our ability to install new advertising displays, restrict advertising displays to governmentally controlled sites or permit the installation of advertising displays in a manner that could benefit our competitors disproportionately, any of which could have an adverse effect on our business, financial condition and results of operations. Further, as digital advertising displays are introduced into the market on a large scale, new or revised regulations could impose specific restrictions on the installation or use of digital advertising displays.

Implementing our digital display platform and the deployment of digital advertising displays to our transit franchise partners, may be more difficult, costly or time consuming than expected and the anticipated benefits may not be fully realized.

The success of the digital display platform we are continuing to develop for our customers and the deployment of digital advertising displays to our transit franchise partners, such as the MTA, the Washington Metropolitan Area Transit Authority, the Massachusetts Bay Transportation Authority and the San Francisco Bay Area Rapid Transit District, and the realization of any anticipated benefits, will depend, in part, on our ability to execute and demonstrate the value-added capabilities of our digital display platform to our customers, and our ability to deliver and install digital displays in a timely manner to our transit franchise partners in satisfaction of our contractual obligations, including delivery and installation within complex transit infrastructures, such as the MTA. If we fail to satisfy our contractual obligations and any such failures cannot be resolved, and/or the digital display platform and/or the digital advertising displays that we provide to our customers and transit franchise partners do not meet their expectations or are found to be defective, or if we are unable to realize the anticipated benefits of these products due to reduced market demand for these products or digital advertising generally (including as a result of reductions in transit ridership from the COVID-19 pandemic or otherwise), then we may incur financial liability, which could have an adverse effect on our business, financial condition and results of operation. See “—The COVID-19 pandemic and any other pandemics could, materially adversely affect our business, financial condition and results of operations.”

Implementing our digital display platform and deploying digital advertising displays to our transit franchise partners in satisfaction of our contractual obligations requires the Company to incur significant costs, which the Company may not be able to recover from its customer sales or transit franchise partners. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.” Any costs currently anticipated may significantly increase if we incur cost overruns due to (i) technical difficulties; (ii) the increased costs of data, digital displays, materials and labor; (iii) suspensions or delays in installation and/or construction caused by us, our subcontractors, our transit franchise partners or due to external events beyond anyone’s control (such as the COVID-19 pandemic) or otherwise; (iv) insurance, bonding and litigation expenses; or (v) other factors beyond our control, which could have an adverse effect on our business, financial condition and results of operations, including cash flow timing and negative publicity. We may utilize third-party financing to fund these costs, which could subject the Company to additional costs, liabilities and risks. See —“Despite our substantial indebtedness level, we and our subsidiaries may be able to incur substantially more indebtedness, including secured indebtedness. This could further exacerbate the risks to our financial condition described above.”

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

Further, we face the risk of claims that we have infringed third parties’ intellectual property rights with respect to our digital display platform, digital displays and/or any other new products we develop, which could be expensive and time consuming to defend, could require us to alter our digital display platform, digital displays and/or any new products, prevent us from selling advertising on and/or using our digital display platform, digital displays and/or any new products, and/or could require us to pay license, royalty or other fees to third parties in order to continue using our digital display platform, digital displays and/or any new products.

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

A number of federal, state and local governments in the U.S. and Canada have implemented or initiated taxes (including taxes on revenue from outdoor advertising or for the right to use outdoor advertising assets), fees and registration requirements in an effort to decrease or restrict the number of outdoor advertising structures and sites or raise revenue, or both. For example, a tax was imposed on the outdoor advertising industry in Toronto. These laws may affect prevailing competitive conditions in our markets in a variety of ways, including reducing our expansion opportunities, or increasing or reducing competitive pressure on us from other members of the outdoor advertising industry. See—“We operate in a highly competitive industry.” These efforts may continue, and, if we are unable to compete and/or pass on the cost of these items to our customers, the increased imposition of these measures could have an adverse effect on our business, financial condition and results of operations.

Government compensation for the removal of lawful billboards could decrease.

Although federal, state and local government authorities from time to time use the power of eminent domain to remove billboards, U.S. law requires payment of compensation if a government authority compels the removal of a lawful billboard along a primary or interstate highway that was built with federal financial assistance. Additionally, many states require similar compensation (or relocation) with regard to compelled removals of lawful billboards in other locations, although the methodology used to determine such compensation varies by jurisdiction. Some local governments in the U.S. and Canada have attempted to force the removal of billboards after a period of years under a concept called amortization. Under this concept, the governmental body asserts that just compensation has been earned by continued operation of the billboard over a period of time. Thus far, we have generally been able to obtain satisfactory compensation for our billboards purchased or removed as a result of governmental action, although there is no assurance that this will continue to be the case in the future, and, if it does not continue to be the case, there could be an adverse effect on our business, financial condition and results of operations.

Content-based restrictions on outdoor advertising may further restrict the categories of customers that can advertise using our structures and sites.

Restrictions on outdoor advertising of certain products, services or other content are or may be imposed by federal, state and local laws and regulations, as well as contracts with municipalities and transit franchise partners. For example, certain classes and types of tobacco products have been effectively banned from outdoor advertising in all of the jurisdictions in which we currently do business. In addition, state and local governments in some cases limit outdoor advertising of alcohol, which represented 4% of our U.S. Media segment revenues in 2021, 3% in 2020 and 4% in 2019. Further, certain municipalities and transit franchise partners limit issue-based outdoor advertising. Content-based restrictions could cause a reduction in our revenues from leasing advertising space on outdoor advertising displays that display such advertisements and a simultaneous increase in the available space on the existing inventory of displays in the outdoor advertising industry, which could have an adverse effect on our business, financial condition and results of operations.

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

We frequently evaluate strategic opportunities both within and outside our existing lines of business. We expect from time to time to pursue additional acquisitions of businesses and/or assets and other strategic transactions, including technology investments and/or the disposition of certain businesses and/or assets. These acquisitions or transactions could be material, and involve numerous risks, including:

•acquisitions or other strategic transactions may prove unprofitable and/or fail to generate anticipated cash flows or gains;

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

•we may enter into markets and geographic areas where we have limited or no experience; and

•because we must comply with various requirements under the Code in order to maintain our qualification to be taxed as a REIT, including restrictions on the types of assets we may hold, the sources of our income and accumulation of earnings and profits, our ability to engage in certain acquisitions or strategic transactions, such as acquisitions of C corporations, may be limited. See “—Risks Related to Our Corporate and REIT Structure—Complying with REIT requirements may cause us to liquidate investments or forgo otherwise attractive opportunities.”

Further, acquisitions and dispositions by us may require antitrust review by U.S. federal antitrust agencies and may require review by foreign antitrust agencies under the antitrust laws of foreign jurisdictions. We can give no assurances that the U.S. Department of Justice, the U.S. Federal Trade Commission or foreign antitrust agencies will not seek to bar or limit us from acquiring or disposing of additional advertising businesses in any market.

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

Our Canadian business contributed approximately $78.3 million to total revenues in 2021, approximately $59.8 million to total revenues in 2020 and approximately $87.8 million to total revenues in 2019. Inherent risks in our Canadian business activities could decrease our Canadian sales and have an adverse effect on our business, financial condition and results of operations. These risks include potentially unfavorable Canadian economic conditions, political conditions or national priorities, Canadian government regulation and changes in such regulation, violations of applicable anti-corruption laws or regulations, potential expropriation of assets by the Canadian government, the failure to bridge cultural differences and limited or prohibited access to our Canadian operations and the support they provide. We may also have difficulty repatriating profits or be adversely affected by exchange rate fluctuations in our Canadian business.

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

As the owner or operator of various real properties and facilities, we must comply with various federal, state and local environmental, health and safety laws and regulations in the U.S. and Canada. We and our properties are subject to such laws and regulations related to the use, storage, disposal, emission, release and remediation of hazardous and nonhazardous substances and employee health and safety. Historically, with the exception of safety upgrades, we have not incurred significant expenditures to comply with these laws. However, additional laws that may be passed in the future, or a finding of a violation of or liability under existing laws, could require us to make significant expenditures and otherwise limit or restrict some of our operations, which could have an adverse effect on our business, financial condition and results of operations.

Risks Related to Our Indebtedness

We have substantial indebtedness that could adversely affect our financial condition.

As of December 31, 2021, we had total indebtedness of approximately $2.7 billion (consisting of the Term Loan and the Notes with outstanding aggregate principal balances of $600.0 million and approximately $2.1 billion, respectively), undrawn commitments under the Revolving Credit Facility of $500.0 million, excluding $4.1 million of letters of credit issued against the Revolving Credit Facility and no borrowing capacity remaining under the AR Facility. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

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

•exposing us to the risk of rising interest rates as borrowings under the Senior Credit Facilities and the AR Facility are subject to variable rates of interest;

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

•issue or sell stock of our subsidiaries; and

•change the nature of our business.

The agreements governing the AR Facility also contain affirmative and negative covenants with respect to the SPVs (as defined below) holding our accounts receivables.

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

We and our subsidiaries may incur significant additional indebtedness in the future, including secured indebtedness. Although the Credit Agreement, the indentures governing the Notes and the agreements governing the AR Facility contain restrictions on the incurrence of additional indebtedness and additional liens, these restrictions will be subject to a number of qualifications and exceptions, and the additional indebtedness, including secured indebtedness, incurred in compliance with these restrictions could be substantial. If we incur any additional indebtedness that ranks equally with the Senior Credit Facilities, the AR Facility and/or the Notes, subject to collateral arrangements, the holders of that debt will be entitled to share ratably with existing holders of our debt in any proceeds distributed in connection with any insolvency, liquidation, reorganization, dissolution or other winding up of our business. This may have the effect of reducing the amount of proceeds paid to existing shareholders. These restrictions also will not prevent us from incurring obligations that do not constitute indebtedness. If new debt is added to our current debt levels, the related risks that we now face would increase.

Our variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly.

Borrowings under the Senior Credit Facilities and the AR Facility are at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness will increase even though the amount borrowed remains the same, and our net income and cash flows will correspondingly decrease. At our level of indebtedness, as of December 31, 2021, each 1/4% change in interest rates on our variable rate Term Loan would have resulted in a $1.4 million change in annual estimated interest expense. Our aggregate annual estimated interest expense will increase if we make any borrowings under our Revolving Credit Facility. We have, and may in the future, enter into interest rate swaps that involve the exchange of floating for fixed rate interest payments in order to reduce future interest rate volatility. However, we may not elect to maintain such interest rate swaps with respect to any of our variable rate indebtedness, and any swaps we enter into may not fully mitigate our interest rate risk. In addition, the transition away from the use of the London Interbank Offered Rate (“LIBOR”) after 2021 to a new reference rate may have unanticipated effects on the agreements governing our indebtedness, our interest rate swaps and the credit markets generally, as well as our interest expense, which we are not able to predict at this time.

To service our indebtedness, we require a significant amount of cash and our ability to generate cash depends on many factors beyond our control.

Our ability to make cash payments on and to refinance our indebtedness, including the Notes, and to fund planned capital expenditures will depend on our ability to generate significant operating cash flow in the future. Our ability to generate such cash flow is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. In addition, our ability to generate cash flow may be affected by our REIT compliance obligations and any consequences of failing to remain qualified as a REIT. See “—Risks Related to Our Corporate and REIT Structure.”

Our business may not generate cash flow from operations in an amount sufficient to enable us to pay our indebtedness, including the Notes, or to fund our other liquidity needs. If we cannot service our indebtedness, we may have to take actions such as refinancing or restructuring our indebtedness, selling assets or reducing or delaying capital expenditures, strategic acquisitions and investments. Such actions, if necessary, may not be effected on commercially reasonable terms or at all. Our ability to refinance or restructure our debt will depend on the condition of the capital markets and our financial condition at the applicable time. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. Further, the Credit Agreement, the indentures governing the Notes and the agreements governing the AR Facility restrict our ability to undertake, or use the proceeds from, such measures.

Our cash available for distribution to stockholders may not be sufficient to make distributions at expected levels, and we may need to borrow in order to make such distributions or may not be able to make such distributions in full.

Distributions that we may make will be authorized and determined by our board of directors in its sole discretion (subject to the terms governing the Series A Preferred Stock) out of funds legally available. The availability, amount, timing and frequency of distributions will be at the sole discretion of our board of directors (subject to the terms governing the Series A Preferred Stock), and will be declared based upon various factors, including, but not limited to: our results of operations, our financial condition and our operating cash inflows and outflows, including capital expenditures and acquisitions; future taxable income; our REIT distribution requirements (which may be satisfied by making distributions to our common stockholders, our preferred stockholders (including holders of Series A Preferred Stock) or a combination of our stockholders); distribution requirements under the terms of the Series A Preferred Stock; limitations contained in our debt instruments (such as restrictions on distributions in excess of the minimum amount required to maintain our status as a REIT and on the ability of our subsidiaries to distribute cash to the Company); debt service requirements; limitations on our ability to use cash generated in the TRSs to fund distributions; and applicable law. We may need to increase our borrowings in order to fund our intended distributions. See “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Dividend Policy,” “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources,” “—Risks Related to Our Corporate and REIT Structure—Our board of directors has the power to cause us to issue additional shares of stock without common stockholder approval,” and “—Despite our substantial indebtedness level, we and our subsidiaries may be able to incur substantially more indebtedness, including secured indebtedness. This could further exacerbate the risks to our financial condition described above.”

Hedging transactions could have a negative effect on our results of operations.

We have, and may in the future, enter into hedging transactions, including without limitation, with respect to interest rate exposure and foreign currency exchange rates and on one or more of our assets or liabilities. The use of hedging transactions involves certain risks, including: (1) the possibility that the market will move in a manner or direction that would have resulted in a gain for us had a hedging transaction not been utilized, in which case our performance would have been better had we not engaged in the hedging transaction; (2) the risk of an imperfect correlation between the risk sought to be hedged and the hedging transaction used; (3) the potential illiquidity for the hedging instrument used, which may make it difficult for us to close out or unwind a hedging transaction; (4) the possibility that our counterparty fails to honor its obligations; and (5) the possibility that we may have to post collateral to enter into hedging transactions, which we may lose if we are unable to honor our obligations. In addition, as a REIT, we have limitations on our income sources, and the hedging strategies available to us will be more limited than those available to companies that are not REITs. See “—Risks Related to Our Corporate and REIT Structure—Complying with REIT requirements may limit our ability to hedge effectively and may cause us to incur tax liabilities.”

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

On April 20, 2020, we issued and sold an aggregate of 400,000 shares of Series A Preferred Stock (as defined and described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Equity—Series A Preferred Stock Issuance”). Holders of the Series A Preferred Stock are entitled to a cumulative dividend accruing at the initial rate of 7.0% per year, payable quarterly in arrears. The Series A Preferred Stock ranks senior to our common stock with respect to dividend rights and rights on the distribution of assets on any voluntary or involuntary liquidation, dissolution or winding up of our affairs. The Series A Preferred Stock is convertible at the option of any holder at any time into shares of our common stock at an initial conversion price of $16.00 per share and an initial conversion rate of 62.50 shares of our common stock per share of Series A Preferred Stock, subject to certain anti-dilution adjustments. As of December 31, 2021, the maximum number of shares of common stock that could be required to be issued on conversion of the outstanding shares of Series A Preferred Stock was 25.0 million shares. In general, holders of shares of Series A Preferred Stock have the right to vote on matters submitted to a vote of the holders of common stock (voting together as one class) on an as-converted basis. In addition, certain actions require the approval of the holders of the outstanding Series A Preferred Stock. Further, our REIT distribution requirement may be satisfied by making distributions to our common stockholders, our preferred stockholders (including holders of Series A Preferred Stock) or a combination of our stockholders. See “—REIT distribution requirements could adversely affect our ability to execute our business plan.” Circumstances may occur in which the interests of holders of the Series A Preferred Stock could conflict with the interests of our other common stockholders.

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

As a result of the REIT organizational and operational requirements described above, we may not be able to fund future capital needs, including any necessary acquisition financing, solely from operating cash flows. Consequently, we expect to rely on third-party capital market sources for debt or equity financing to fund our business strategy. In addition, we will likely need third-party capital market sources to refinance our indebtedness at or prior to maturity. Turbulence in the U.S. or international financial markets and economies could adversely impact our ability to replace or renew maturing liabilities on a timely basis or access the capital markets to meet liquidity and capital expenditure requirements and may result in adverse effects on our business, financial condition and results of operations. As such, we may not be able to obtain financing on favorable terms or at all. Our access to third-party sources of capital also depends, in part, on:

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our principal executive offices, which we lease, are located at 405 Lexington Avenue, 17th Floor, New York, NY 10174. We and our subsidiaries also own and lease office and warehouse space throughout the U.S. and Canada. We consider our properties adequate for our present needs, and adequately covered by insurance.

In the U.S. and Canada, we primarily lease our outdoor advertising sites, but, in a few cases, we own or hold permanent easements on our outdoor advertising sites. These lease agreements have terms varying between one month and multiple years, with an average term of 9 years, and usually provide renewal options. Our lease agreements generally allow us to use the land for the construction, repair and relocation of outdoor advertising structures, including all rights necessary to access and maintain the site. Approximately 69% of our outdoor advertising site leases will expire or be subject to renewal in the next 5 years, 20% will expire or be subject to renewal in 6 to 10 years and 11% will expire or be subject to renewal in more than 10 years. There is no significant concentration of outdoor advertising sites under any one lease or with any one landlord. An important part of our business activity is to manage our lease portfolio and negotiate suitable lease renewals and extensions. For further information regarding our outdoor advertising sites and structures, see “Item 1. Business—Our Portfolio of Outdoor Advertising Structures and Sites” and “Item 1. Business—Renovation, Improvement and Development.”

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

Item 4. Mine Safety Disclosures.

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Shares of our common stock began trading on the New York Stock Exchange (“NYSE”) on March 28, 2014, under the ticker symbol “CBSO.” On November 20, 2014, in connection with our rebranding, shares of our common stock began trading on the NYSE under the ticker symbol “OUT.” Prior to March 28, 2014, there was no public market for our common stock.

Holders

As of February 23, 2022, we had 172 holders of record of our common stock.

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

We anticipate that our distributions generally will be taxable as ordinary income to our stockholders, although we may designate a portion of the distributions as qualified dividend income or capital gain dividends or a portion of the distributions may constitute a return of capital or be taxable as capital gain. We furnish annually to each of our stockholders a statement setting forth distributions paid during the preceding year and their characterization as ordinary income dividends, return of capital, qualified dividends, income or capital gain dividends or non-dividend distributions. 100.0% of the dividends we distributed in 2021 should be considered ordinary income by our stockholders for tax purposes.

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

The performance graph assumes $100 invested on December 31, 2016, in OUTFRONT Media Inc.’s common stock, Lamar Advertising Company’s common stock, Clear Channel Outdoor Holdings, Inc.’s common stock, the S&P 500, the S&P 500 Media Industry Index, and the FTSE NAREIT All Equity REITs Index, including the reinvestment of dividends, through the calendar year ended December 31, 2021.

Performance Graph

$240
$220
$200
$180
$160
$140
$120
$100
$80
$60
$40
12/31/16
12/31/17
12/31/18
12/31/19
12/31/20
12/31/21
OUTFRONT Media Inc.
Lamar Advertising Company
Clear Channel Outdoor Holdings, Inc.
S&P 500
S&P 500 Media Industry Index
FTSE NAREIT All Equity REITs Index

	Dec. 31, 2016	Dec. 31, 2017	Dec. 31, 2018	Dec. 31, 2019	Dec. 31, 2020	Dec. 31, 2021
OUTFRONT Media Inc.	$100.00	$99.19	$83.23	$130.48	$96.61	$133.53
Lamar Advertising Company	100.00	115.64	113.40	153.42	148.15	224.16
Clear Channel Outdoor Holdings, Inc.	100.00	109.84	126.07	69.47	40.08	80.40
S&P 500	100.00	121.83	116.49	153.17	181.35	233.41
S&P 500 Media Industry Index(a)	100.00	108.21	100.02	135.01	155.69	156.22
FTSE NAREIT All Equity REITs Index	100.00	108.67	104.28	134.17	127.30	179.87

(a)As of December 31, 2021, the S&P 500 Media Industry Index consists of the following companies: Charter Communications, Inc.; Comcast Corporation; Discovery, Inc.; DISH Network Corporation; Fox Corporation; Interpublic Group of Companies Inc.; News Corporation; Omnicom Group Inc; and ViacomCBS Inc.

Unregistered Sales of Equity Securities

None.

Purchases of Equity Securities by the Issuer

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Remaining Authorizations
October 1, 2021 through October 31, 2021	—	$—	—	—
November 1, 2021 through November 30, 2021	—	—	—	—
December 1, 2021 through December 31, 2021	—	—	—	—
Total	—	—	—	—

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with our historical consolidated financial statements and the notes thereto in “Item 8. Financial Statements and Supplementary Data.” This MD&A contains forward-looking statements that involve numerous risks and uncertainties. The forward-looking statements are subject to a number of important factors, including, but not limited to, those factors discussed in “Item 1A. Risk Factors” and the “Cautionary Statement Regarding Forward-Looking Statements” section of this Annual Report on Form 10-K, that could cause our actual results to differ materially from the results described herein or implied by such forward-looking statements. Management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2020, as compared to the year ended December 31, 2019, is included in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the Securities and Exchange Commission (the “SEC“) on February 26, 2021.

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

In the third quarter of 2020, we sold all of our equity interests in certain of our subsidiaries (the “Sports Disposition”), which held all of the assets of our Sports Marketing operating segment, for a purchase price of approximately $34.6 million in cash, subject to closing and post-closing adjustments. The Sports Marketing operating segment was the marketing and multimedia rights holder for a variety of colleges, universities and other educational institutions across the U.S.. The operating results of our Sports Marketing operating segment through June 30, 2020, are included in our Consolidated Financial Statements and are included in Other in our segment reporting.

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

In addition to providing location-based displays, we also focus on delivering mass and targeted audiences to our customers. Geopath, the out-of-home advertising industry’s audience measurement system, enables us to build campaigns based on the size and demographic composition of audiences. As part of our technology platform, we are developing solutions for enhanced demographic and location targeting, and engaging ways to connect with consumers on-the-go. Additionally, our OUTFRONT Mobile Network products allow our customers to further leverage location targeting with interactive mobile advertising.

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

U.S. Media. Our U.S. Media segment generated 17% of its revenues in the New York City metropolitan area in 2021 and 16% in 2020, and generated 15% in the Los Angeles metropolitan area in each of 2021 and 2020. Our U.S. Media segment generated Revenues of $1,382.0 million in 2021 and $1,148.9 million in 2020, and Operating income before Depreciation, Amortization, Net gain on dispositions, Stock-based compensation, Restructuring charges and an Impairment charge (“Adjusted OIBDA”) of $382.9 million in 2021 and $268.9 million in 2020. (See the “Segment Results of Operations” section of this MD&A.)

Other (includes International and through June 30, 2020, Sports Marketing). Other generated Revenues of $81.9 million in 2021 and $87.4 million in 2020, and Adjusted OIBDA of $10.4 million in 2021 and $0.4 million in 2020.

COVID-19 Impact

The ongoing novel coronavirus (“COVID-19”) pandemic and the related preventative measures taken to help curb the spread, including shutdowns and slowdowns of, and restrictions on, businesses, public gatherings, social interactions and travel (including reductions in foot traffic, roadway traffic, commuting, transit ridership and overall target audiences) throughout the markets in which we do business have had, and may continue to have, a significant impact on the global economy and our business. Though we remain able to continue to sell and service our displays, governmental restrictions have eased in most of our markets and most of our markets have commenced their economic recoveries, our billboard and transit businesses in many of the top DMAs, such as New York and Los Angeles, are still experiencing the significant impacts of the COVID-19 pandemic. In 2022, the COVID-19 pandemic may, among other things, (i) reduce or curtail our customers’ advertising expenditures and overall demand for our services through purchase cancellations or otherwise; (ii) increase the volatility of our customers’ advertising expenditure patterns from period-to-period through short-notice purchases, purchase deferrals or otherwise; and (iii) delay the collection of certain earned advertising revenues from our customers, all of which could have a material adverse effect on our business, financial condition and results of operation in 2022.

As a result of the impact of the COVID-19 pandemic on our business and results of operations, we expect our key performance indicators and total revenues to incrementally improve in 2022 as compared to 2021, but some key performance indicators will continue to be materially lower in 2022 than pre-COVID-19 pandemic levels. We expect total revenues in 2022 to approach or potentially surpass pre-COVID-19 pandemic levels based on our current expectation of strong performance in total billboard revenues in our U.S. Media segment, which exceeded pre-COVID-19 pandemic levels during the second half of 2021. We expect total transit and other revenues in our U.S. Media segment to incrementally improve in 2022, but still remain materially below pre-COVID-19 pandemic levels. We also expect Adjusted OIBDA to incrementally improve in 2022, driven by improvements in our transit and other business, but remain below pre-COVID-19 pandemic levels. We expect total expenses to increase in 2022 as compared to 2021, and exceed pre-COVID-19 pandemic levels. In particular, we expect billboard property lease expenses, such as rental expenses, and posting, maintenance and other expenses, as a percentage of revenues, to be consistent with pre-COVID-19 pandemic levels. We expect transit franchise expenses, such as transit franchise payments, as a percentage of revenues, to decrease in 2022 as compared to 2021, but be higher in 2022 than pre-COVID-19 pandemic levels, primarily due to the guaranteed minimum annual payment amounts owed to the MTA and other transit franchise partners as total transit and other revenues incrementally improve in the future. In 2022, we will continue to focus on managing costs and expenses to offset any decreases in revenues in 2022 as compared to pre-COVID-19 pandemic levels, including engaging in constructive conversations with our transit franchise partners to mitigate any increases in transit franchise expenses, as a percentage of revenues. Results for the year ended December 31, 2021, are not indicative of the results that may be expected for the fiscal year ending December 31, 2022.

Throughout the COVID-19 pandemic, we have prioritized the health and safety of our employees and customers by (i) utilizing a secure remote workforce as needed for personnel other than operations personnel who service our displays and certain other personnel, (ii) implementing deep cleaning, social distancing and other protective policies and practices in accordance with federal, state and local regulations and guidance across all offices and facilities, and (iii) communicating frequently with our employees and customers to address any concerns and updates to our policies. None of these actions have caused a significant disruption in our ability to manage the continuity of our business or our internal controls.

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

We rely on third parties to manufacture and transport our digital displays. As a result of the current market-wide supply shortages and logistics disruptions as the economy recovers from the COVID-19 pandemic, we have experienced delays and price increases in 2021 with respect to certain of our digital displays, which will continue in 2022, and could have an adverse effect on our business, financial condition and results of operations.

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

We have commenced deployment of state-of-the-art digital transit displays in connection with several transit franchises and are planning to increase deployments over the coming years. In the future, we expect revenues generated on digital transit displays will be a multiple of the revenues generated on comparable static transit displays. Subject to the impact of the COVID-19 pandemic, we intend to incur significant equipment deployment costs and capital expenditures in the coming years to continue increasing the number of digital displays in our portfolio.

We built or converted 77 new digital billboard displays in the U.S. and 10 in Canada in 2021. Additionally, in 2021, we entered into marketing arrangements to sell advertising on 35 third-party digital billboard displays in the U.S. and 4 in Canada. In 2021, we built, converted or replaced 3,778 digital transit and other displays in the U.S. and 15 digital transit and other displays in Canada. The following table sets forth information regarding our digital displays.

	Digital Revenues (in millions) for the Year Ended December 31, 2021			Number of Digital Displays as of December 31, 2021(a)
Location	Digital Billboard	Digital Transit and Other	Total Digital Revenues	Digital Billboard Displays	Digital Transit and Other Displays	Total Digital Displays
United States	$280.5	$80.3	$360.8	1,401	12,610	14,011
Canada	27.6	1.0	28.6	237	120	357
Total	$308.1	$81.3	$389.4	1,638	12,730	14,368

(a)Digital display amounts include 3,795 displays reserved for transit agency use. Our number of digital displays is impacted by acquisitions, dispositions, management agreements, the net effect of new and lost billboards, and the net effect of won and lost franchises in the period.

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

We have a diversified base of customers across various industries. During 2021, our largest categories of advertisers were entertainment, health/medical and retail, which represented 18%, 10%, and 9% of our total U.S. Media segment revenues, respectively. During 2020, our largest categories of advertisers were entertainment, health/medical and retail, which represented 17%, 10% and 9% of our total U.S. Media segment revenues.

Our large-scale portfolio allows our customers to reach a national audience and also provides the flexibility to tailor campaigns to specific regions or markets. In 2021, we generated approximately 42% of our U.S. Media segment revenues from national advertising campaigns, compared to approximately 41% in 2020.

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

	Year Ended December 31,
(in millions, except percentages)	2021	2020	% Change
Revenues	$1,463.9	$1,236.3	18%
Organic revenues(a)(b)	1,463.9	1,214.5	21
Operating income	168.3	72.5	132
Adjusted OIBDA(b)	340.3	233.3	46
Adjusted OIBDA(b) margin	23%	19%
Funds from operations (“FFO”)(b) attributable to OUTFRONT Media Inc.	195.1	82.6	136
Adjusted FFO (“AFFO”)(b) attributable to OUTFRONT Media Inc.	205.1	96.3	113
Net income (loss) attributable to OUTFRONT Media Inc.	35.6	(61.0)	*

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

Adjusted OIBDA

We calculate Adjusted OIBDA as operating income (loss) before depreciation, amortization, net (gain) loss on dispositions, stock-based compensation, restructuring charges and an impairment charge. We calculate Adjusted OIBDA margin by dividing Adjusted OIBDA by total revenues. Adjusted OIBDA and Adjusted OIBDA margin are among the primary measures we use for managing our business, evaluating our operating performance and planning and forecasting future periods, as each is an important indicator of our operational strength and business performance. Our management believes users of our financial data are best served if the information that is made available to them allows them to align their analysis and evaluation of our operating results along the same lines that our management uses in managing, planning and executing our business strategy. Our management also believes that the presentations of Adjusted OIBDA and Adjusted OIBDA margin, as supplemental measures, are useful in evaluating our business because eliminating certain non-comparable items highlight operational trends in our business that may not otherwise be apparent when relying solely on GAAP financial measures. It is management’s opinion that these supplemental measures provide users of our financial data with an important perspective on our operating performance and also make it easier for users of our financial data to compare our results with other companies that have different financing and capital structures or tax rates.

FFO and AFFO

When used herein, references to “FFO” and “AFFO” mean “FFO attributable to OUTFRONT Media Inc.” and “AFFO attributable to OUTFRONT Media Inc.,” respectively. We calculate FFO in accordance with the definition established by the National Association of Real Estate Investment Trusts (“NAREIT”). FFO reflects net income (loss) attributable to OUTFRONT Media Inc. adjusted to exclude gains and losses from the sale of real estate assets, depreciation and amortization of real estate assets, amortization of direct lease acquisition costs and the same adjustments for our equity-based investments and non-controlling interests, as well as the related income tax effect of adjustments, as applicable. We calculate AFFO as FFO adjusted to include cash paid for direct lease acquisition costs as such costs are generally amortized over a period ranging from four weeks to one year and therefore are incurred on a regular basis. AFFO also includes cash paid for maintenance capital expenditures since these are routine uses of cash that are necessary for our operations. In addition, AFFO excludes restructuring charges and losses on extinguishment of debt, as well as certain non-cash items, including non-real estate depreciation and amortization, a gain on disposition of non-real-estate assets, an impairment charge on non-real estate assets, stock-based compensation expense, accretion expense, the non-cash effect of straight-line rent, amortization of deferred financing costs and the same adjustments for our non-controlling interests, as well as the non-cash portion of income taxes, and the related income tax effect of adjustments, as applicable. We use FFO and AFFO measures for managing our business and for planning and forecasting future periods, and each is an important indicator of our operational strength and business performance, especially compared to other REITs. Our management believes users of our financial data are best served if the information that is made available to them allows them to align their analysis and evaluation of our operating results along the same lines that our management uses in managing, planning and executing our business strategy. Our management also believes that the presentations of FFO and AFFO, as supplemental measures, are useful in evaluating our business because adjusting results to reflect items that have more bearing on the operating performance of REITs highlight trends in our business that may not otherwise be apparent when relying solely on GAAP financial measures. It is management’s opinion that these supplemental measures provide users of our financial data with an important perspective on our operating performance and also make it easier to compare our results to other companies in our industry, as well as to REITs.

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

	Year Ended December 31,
(in millions)	2021	2020
Total revenues	$1,463.9	$1,236.3

Operating income	$168.3	$72.5
Restructuring charges	—	5.8
Net gain on dispositions	(4.5)	(13.7)
Impairment charge	2.5	—
Depreciation	79.4	84.5
Amortization	66.0	61.3
Stock-based compensation	28.6	22.9
Adjusted OIBDA	$340.3	$233.3
Adjusted OIBDA margin	23%	19%

Net income (loss) attributable to OUTFRONT Media Inc.	$35.6	$(61.0)
Depreciation of billboard advertising structures	56.0	61.6
Amortization of real estate-related intangible assets	50.9	48.8
Amortization of direct lease acquisition costs(a)	54.3	38.2
Net gain on disposition of real estate assets	(1.5)	(6.5)
Adjustment related to equity-based investments	0.1	0.1
Adjustment related to non-controlling interests	(0.3)	(0.3)
Income tax effect of adjustments(b)	—	1.7
FFO attributable to OUTFRONT Media Inc.	195.1	82.6
Non-cash portion of income taxes	(5.9)	(5.9)
Cash paid for direct lease acquisition costs(a)	(48.8)	(43.1)
Maintenance capital expenditures	(25.3)	(17.8)
Restructuring charges - severance(c)	—	4.9
Other depreciation	23.4	22.9
Other amortization	15.1	12.5
Gain on disposition of non-real estate assets(d)	(3.0)	(7.2)
Impairment charge on non-real estate assets(e)	2.5	—
Stock-based compensation(c)	28.6	23.8
Non-cash effect of straight-line rent	6.5	11.2
Accretion expense	2.7	2.6
Amortization of deferred financing costs	7.1	6.6
Loss on extinguishment of debt	6.3	—
Adjustment related to non-controlling interests	—	(0.1)
Income tax effect of adjustments(f)	0.8	3.3
AFFO attributable to OUTFRONT Media Inc.	$205.1	$96.3

(a)Variable commissions directly associated with billboard revenues.
(b)Income tax effect related to Net gain on disposition of real estate assets.
(c)In 2020, Restructuring charges relate to severance associated with workforce reductions made in response to the COVID-19 pandemic and includes stock-based compensation expenses of $0.9 million.
(d)Gain related to the Sports Disposition. (See Item 8., Note 14. Acquisitions and Dispositions: Dispositions to the Consolidated Financial Statements.)
(e)Impairment charge relates to an other-than-temporary decline in fair value of a cost-method investment.
(f)Income tax effect related to Restructuring charges - severance and Gain on disposition of non-real estate assets.

FFO attributable to OUTFRONT Media Inc. in 2021 of $195.1 million increased $112.5 million, or 136%, compared to 2020, due primarily to higher operating income, higher amortization of direct lease acquisition costs and lower income taxes. AFFO attributable to OUTFRONT Media Inc. in 2021 of $205.1 million increased $108.8 million, or 113%, compared to 2020, due primarily to higher operating income, higher amortization of, net of cash paid for, direct lease acquisition costs and lower gains on dispositions.

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

	Year Ended December 31,		% Change
(in millions, except percentages)	2021	2020
Revenues:
Billboard	$1,182.3	$978.6	21%
Transit and other	281.6	257.7	9
Total revenues	1,463.9	1,236.3	18

Organic revenues(a):
Billboard	$1,182.3	$981.9	20
Transit and other	281.6	232.6	21
Total organic revenues(a)	1,463.9	1,214.5	21
Non-organic revenues:
Billboard	—	(3.3)	*
Transit and other	—	25.1	*
Total non-organic revenues	—	21.8	*
Total revenues	$1,463.9	$1,236.3	18

*Calculation is not meaningful.
(a)Organic revenues exclude revenues associated with a disposition and the impact of foreign currency exchange rates (“non-organic revenues”).

Total revenues increased $227.6 million, or 18%, and organic revenues increased $249.4 million, or 21%, in 2021 compared to 2020, driven by a 21% increase in billboard revenues, as the billboard market exceeded pre-COVID-19 pandemic levels in the second half of 2021, and a 9% increase in transit and other revenues, primarily due to stronger transit revenues. While transit revenues have increased, transit revenues remain materially below pre-COVID-19 pandemic levels, as ridership remains materially below pre-COVID-19 pandemic levels.

In 2020, non-organic revenues exclude the impact of the Sports Disposition and reflect the impact of foreign currency exchange rates.

Total billboard revenues increased $203.7 million, or 21%, in 2021 compared to 2020, primarily due to an increase in average revenue per display (yield) as we have experienced increases in overall demand for our services from the COVID-19 pandemic lows in 2020.

Organic billboard revenues in 2020 increased $200.4 million, or 20%, in 2021 compared to 2020, principally driven by an increase in average revenue per display (yield) as we have experienced increases in overall demand for our services from the COVID-19 pandemic lows in 2020.

Total transit and other revenues increased $23.9 million, or 9%, in 2021 compared to 2020, primarily driven by an increase in average revenue per display (yield), as we have experienced increases in overall demand for our services from the COVID-19 pandemic lows in 2020, partially offset by the impact of the Sports Disposition.

Organic transit and other revenues in 2021 increased $49.0 million, or 21%, compared to 2020, primarily driven by an increase in average revenue per display (yield), as we have experienced increases in overall demand for our services from the COVID-19 pandemic lows in 2020.

Expenses

	Year Ended December 31,		% Change
(in millions, except percentages)	2021	2020
Expenses:
Operating	$784.0	$710.8	10%
Selling, general and administrative	368.2	315.1	17
Restructuring charges	—	5.8	*
Net gain on dispositions	(4.5)	(13.7)	(67)
Impairment charge	2.5	—	*
Depreciation	79.4	84.5	(6)
Amortization	66.0	61.3	8
Total expenses	$1,295.6	$1,163.8	11

*Calculation is not meaningful.

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

	Year Ended December 31,		% Change
(in millions, except percentages)	2021	2020
Operating expenses:
Billboard property lease	$404.6	$390.5	4%
Transit franchise	183.4	125.8	46
Posting, maintenance and other	196.0	194.5	1
Total operating expenses	$784.0	$710.8	10

Billboard property lease expenses represented 34% of billboard revenues in 2021 and 40% in 2020. Billboard property lease expenses as a percentage of billboard revenues in 2021 were comparable to pre-COVID-19 pandemic levels. The decrease in billboard property lease expenses as a percentage of revenues in 2021 compared to 2020 is primarily due to an increase in billboard revenues and the impact of the COVID-19 pandemic in 2020.

Transit franchise expenses represented 73% of transit display revenues in 2021 and 61% in 2020. The increase in transit franchise expense as a percentage of revenues is primarily driven by guaranteed minimum annual payments to the MTA. As a result of the COVID-19 pandemic, in the second quarter of 2020, we amended agreements with substantially all of our transit franchise partners to pay based on a fixed percentage of revenue with no minimum annual guarantees. Substantially all of our franchise partners continued to be paid based on a fixed percentage of revenue throughout 2021, except for the MTA, for which minimum annual guarantee payments resumed at the beginning of 2021.

Billboard property lease and transit franchise expenses increased by $71.7 million in 2021 compared to 2020, primarily due to higher guaranteed minimum annual payments to the MTA and higher billboard and transit revenues.

Posting, maintenance and other expenses as a percentage of Revenues were 13% in 2021 and 16% in 2020. Posting, maintenance and other expenses increased $1.5 million, or 1%, in 2021 compared to 2020, primarily due to increased activity in 2021, resulting in higher compensation-related expenses, posting and rotation costs, maintenance costs and materials costs, as compared to the impact of cost-reduction measures taken in 2020 in response to the COVID-19 pandemic. These increases are partially offset by the impact of the Sports Disposition.

Selling, General and Administrative Expenses (“SG&A”)

SG&A expenses represented 25% of Revenues in each of 2021 and 2020. SG&A expenses increased $53.1 million, or 17%, in 2021 compared to 2020, primarily due to higher compensation-related expenses, including commissions, salaries and bonuses which were all significantly impacted in 2020 by the COVID-19 pandemic and actions taken in response to the decline in business activity. Professional fees were also higher in 2021 and these increases were partially offset by a lower provision for doubtful allowances in 2021 due to provisions recorded in 2020 as a result of the COVID-19 pandemic and the impact of the Sports Disposition.

Restructuring Charges

In 2020, we recorded restructuring charges of $5.8 million for severance charges associated with workforce reductions as a result of the COVID-19 pandemic, including $0.9 million for stock-based compensation.

Net Gain on Dispositions

Net gain on dispositions decreased $9.2 million, or 67%, in 2021 compared to 2020. The gain in 2020 was primarily related to a gain of $7.2 million related to the Sports Disposition and also included the sale of an office location in Canada.

Impairment Charge

In 2021, we recorded $2.5 million in impairment charges related to an other-than-temporary decline in fair value of a cost-method investment.

Depreciation

Depreciation decreased $5.1 million, or 6%, in 2021 compared to 2020.

Amortization

Amortization increased $4.7 million, or 8%, in 2021 compared to 2020, principally driven by higher amortization of intangible assets related to the MTA agreement.

Interest Expense

Interest expense, net, was $130.4 million (including $7.1 million of deferred financing costs) in 2021 and $131.1 million (including $6.6 million of deferred financing costs) in 2020. The decrease in Interest expense, net, in 2021 compared to 2020, was primarily due to lower interest rates, partially offset by a higher outstanding average debt balance and higher amortization of deferred financing costs. (See the “Liquidity and Capital Resources” section of this MD&A.)

Loss on Extinguishment of Debt

In 2021, we recorded a loss on extinguishment of debt of $6.3 million relating to the redemption of our 5.625% Senior Unsecured Notes due 2024.

Benefit (Provision) for Income Taxes

The Benefit for income taxes was $3.4 million in 2021 compared to a Provision for income taxes of $1.1 million in 2020, due primarily to the gain related to the Sports Disposition in 2020. The effective income tax rate was 10.8% for 2021 and 1.9% for 2020.

Net Income (Loss)

Net income before allocation to non-controlling interests was $36.4 million in 2021 compared to a Net loss before allocation to non-controlling interests of $60.2 million in 2020, due primarily to higher operating income, as we have experienced increases in customer advertising expenditures and overall demand for our services from the COVID-19 pandemic lows in 2020.

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

The following table presents our Revenues, Adjusted OIBDA and Operating income (loss) by segment in 2021 and 2020. In the third quarter of 2020, we completed the Sports Disposition. Historical operating results for our Sports Marketing operating segment through June 30, 2020, are included in Other.

	Year Ended December 31,
(in millions)	2021	2020
Revenues:
U.S. Media	$1,382.0	$1,148.9
Other	81.9	87.4
Total revenues	$1,463.9	$1,236.3

Operating income	$168.3	$72.5
Restructuring charges	—	5.8
Net gain on dispositions	(4.5)	(13.7)
Impairment charge	2.5	—
Depreciation	79.4	84.5
Amortization	66.0	61.3
Stock-based compensation(a)	28.6	22.9
Total Adjusted OIBDA	$340.3	$233.3

Adjusted OIBDA:
U.S. Media	$382.9	$268.9
Other	10.4	0.4
Corporate	(53.0)	(36.0)
Total Adjusted OIBDA	$340.3	$233.3

Operating income (loss):
U.S. Media	$248.5	$132.8
Other	1.4	(0.4)
Corporate	(81.6)	(59.9)
Total operating income	$168.3	$72.5

(a)Stock-based compensation is classified as Corporate expense.

U.S. Media

	Year Ended December 31,		% Change
(in millions, except percentages)	2021	2020
Revenues:
Billboard	$1,116.1	$926.5	20%
Transit and other	265.9	222.4	20
Total revenues	1,382.0	1,148.9	20
Operating expenses	(733.2)	(647.4)	13
SG&A expenses	(265.9)	(232.6)	14
Adjusted OIBDA	$382.9	$268.9	42
Adjusted OIBDA margin	28%	23%

Operating income	$248.5	$132.8	87
Restructuring charges	—	3.9	*
Net gain on dispositions	(1.5)	(1.4)	7
Impairment charge	2.5	—	*
Depreciation and amortization	133.4	133.6	—
Adjusted OIBDA	$382.9	$268.9	42

*    Calculation is not meaningful.

Total revenues in the U.S. Media segment increased $233.1 million, or 20%, in 2021 compared to 2020, driven by a 20% increase in billboard revenues, as the billboard market exceeded pre-COVID-19 pandemic levels in the second half of 2021, and a 20% increase in transit and other revenues, primarily due to stronger transit revenues. While transit revenues have increased, transit revenues remain materially below pre-COVID-19 pandemic levels, as ridership remains materially below pre-COVID-19 pandemic levels. We generated approximately 42% in 2021 and 41% in 2020 of revenues in the U.S. Media segment from national advertising campaigns.

Billboard revenues in the U.S. Media segment increased $189.6 million, or 20%, in 2021 compared to 2020, reflecting an increase in average revenue per display (yield) as we have experienced increases in overall demand for our services from the COVID-19 pandemic lows in 2020.

Transit and other revenues in the U.S. Media segment increased $43.5 million, or 20%, in 2021 compared to 2020, driven by an increase in average revenue per display (yield) as we have experienced increases in overall demand for our services from the COVID-19 pandemic lows in 2020.

Operating expenses in the U.S. Media segment increased $85.8 million, or 13%, in 2021 compared to 2020, primarily driven by higher guaranteed minimum annual payments to the MTA and higher revenues. Billboard property lease expenses in the U.S. Media segment represented 34% of billboard revenues in 2021 and 40% in 2020, and transit franchise expenses represented 74% of transit display revenues in 2021 and 62% in 2020.

SG&A expenses in the U.S. Media segment increased $33.3 million, or 14%, in 2021 compared to 2020, primarily due to higher compensation-related expenses, including commissions, salaries and bonuses which were all significantly impacted in 2020 by the COVID-19 pandemic and actions taken in response to the decline in business activity, partially offset by a lower provision for doubtful allowances in 2021 due to provisions recorded in 2020 as a result of the COVID-19 pandemic.

Adjusted OIBDA in the U.S. Media segment increased $114.0 million, or 42%, in 2021 compared to 2020. Adjusted OIBDA margin was 28% in 2021 and 23% in 2020.

Other

	Year Ended December 31,		% Change
(in millions, except percentages)	2021	2020
Revenues:
Billboard	$66.2	$52.1	27%
Transit and other	15.7	35.3	(56)
Total revenues	$81.9	$87.4	(6)

Organic revenues(a):
Billboard	$66.2	$55.4	19
Transit and other	15.7	10.2	54
Total organic revenues(a)	81.9	65.6	25
Non-organic revenues:
Billboard	—	(3.3)	*
Transit and other	—	25.1	*
Total non-organic revenues	—	21.8	*
Total revenues	81.9	87.4	(6)
Operating expenses	(50.8)	(63.4)	(20)
SG&A expenses	(20.7)	(23.6)	(12)
Adjusted OIBDA	$10.4	$0.4	*
Adjusted OIBDA margin	13%	—%

Operating income (loss)	$1.4	$(0.4)	*
Restructuring charges	—	0.9	*
Net (gain) loss on dispositions	(3.0)	(12.3)	(76)
Depreciation and amortization	12.0	12.2	(2)
Adjusted OIBDA	$10.4	$0.4	*

*    Calculation is not meaningful.
(a)Organic revenues exclude revenues associated with a disposition and the impact of foreign currency exchange rates (“non-organic revenues”).

In the third quarter of 2020, we completed the Sports Disposition. The operating results of our Sports Marketing operating segment through June 30, 2020, are included in our Consolidated Financial Statements.

Total Other revenues decreased $5.5 million, or 6%, in 2021 compared to 2020, reflecting the Sports Disposition, partially offset by an increase in average revenue per display (yield) as we have experienced increases in overall demand for our services from the COVID-19 pandemic lows in 2020.

In 2020, non-organic revenues exclude the impact of the Sports Disposition and reflect the impact of foreign currency exchange rates.

Organic Other revenues increased $16.3 million, or 25%, in 2021, compared to 2020, driven by an increase in average revenue per display (yield) as we have experienced increases in overall demand for our services from the COVID-19 pandemic lows in 2020.

Other operating expenses decreased $12.6 million, or 20%, in 2021 compared to 2020, driven by the impact of the Sports Disposition, partially offset by higher expenses in Canada. Other SG&A expenses decreased $2.9 million, or 12%, in 2021 compared to 2020, primarily driven by the impact of the Sports Disposition, partially offset by higher expenses in Canada.

Other Adjusted OIBDA increased $10.0 million in 2021 compared to 2020, primarily driven by an increase in average revenue per display (yield) compared to 2020 as a result of the impact of the COVID-19 pandemic on overall demand for our services.

Corporate

Corporate expenses primarily include expenses associated with employees who provide centralized services. Corporate expenses, excluding stock-based compensation and restructuring charges, were $53.0 million in 2021 and $36.0 million in 2020. Corporate expenses increased $17.0 million in 2021 compared to 2020, primarily due to higher compensation-related expenses, including salaries and bonuses which were all significantly impacted in 2020 by the COVID-19 pandemic and actions taken in response to the decline in business activity.

Liquidity and Capital Resources

	As of December 31,		%
(in millions, except percentages)	2021	2020	Change
Assets:
Cash and cash equivalents	$424.8	$710.4	(40)%
Restricted cash	—	1.6	(100)
Receivables, less allowances of $18.5 in 2021 and $26.3 in 2020	310.5	209.2	48
Prepaid lease and franchise costs	12.5	5.4	131
Other prepaid expenses	17.8	14.4	24
Other current assets	11.7	33.7	(65)
Total current assets	777.3	974.7	(20)
Liabilities:
Accounts payable	64.9	64.9	—
Accrued compensation	74.5	35.0	113
Accrued interest	30.7	24.5	25
Accrued lease and franchise costs	60.1	65.8	(9)
Other accrued expenses	40.3	38.0	6
Deferred revenues	30.9	29.5	5
Short-term debt	—	80.0	(100)
Short-term operating lease liabilities	187.5	176.5	6
Other current liabilities	18.8	20.7	(9)
Total current liabilities	507.7	534.9	(5)
Working capital	$269.6	$439.8	(39)

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

Although we have taken several actions to date to preserve our financial flexibility and increase our liquidity, our short-term and long-term cash needs and related funding capability may be adversely affected by the impact of the COVID-19 pandemic if cash on hand and operating cash flows decrease in 2022, and our ability to issue debt and equity securities and/or borrow under our existing or new credit facilities on reasonable pricing terms, or at all, may become uncertain. (See the “Overview—COVID-19 Impact” section of this MD&A.)

The decrease in working capital as of December 31, 2021, compared to as of December 31, 2020 is primarily driven by lower cash and other current assets and higher short-term operating lease liabilities, partially offset by higher accounts receivables and lower short-term debt.

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

•Recoupment of Equipment Deployment Costs. We may retain incremental revenues that exceed an annual base revenue amount for the cost of deploying advertising and communications displays throughout the transit system. As presented in the table below, recoupable MTA equipment deployment costs are recorded as Prepaid MTA equipment deployment costs and Intangible assets on our Consolidated Statement of Financial Position, and as these costs are recouped from incremental revenues that the MTA would otherwise be entitled to receive, Prepaid MTA equipment deployment costs will be reduced. If incremental revenues generated over the term of the agreement are not sufficient to cover all or a portion of the equipment deployment costs, the costs will not be recouped, which could have an adverse effect on our business, financial condition and results of operations. If we do not recoup all costs of deploying advertising and communications screens with respect to the New Inventory by the end of the term of the MTA Agreement, the MTA will be obligated to reimburse us for these costs. Deployment costs in an amount not to exceed $50.7 million, which are deemed authorized before December 31, 2020, will be paid directly by the MTA. For any deployment costs deemed authorized after December 31, 2020, the MTA and the Company will no longer be obligated to directly pay 70% and 30% of the costs, respectively, and these costs will be subject to recoupment in accordance with the MTA Agreement. We did not recoup any equipment deployment costs in 2021 and it is unlikely we will recoup equipment deployment costs in 2022. For 2022, we expect our MTA equipment deployment costs to be approximately $150.0 million.

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

We may utilize cash on hand and/or incremental third-party financing to fund equipment deployment costs over the next couple of years. However, given the uncertainty in the market around the severity and duration of the COVID-19 pandemic, we cannot reasonably estimate the aggregate financing amount, if any, at this time. As of December 31, 2021, we have issued surety bonds in favor of the MTA totaling approximately $136.0 million, which amount is subject to change as equipment installations are completed and revenues are generated. We expect transit franchise expenses, as a percentage of revenues, to decrease in 2022 as compared to 2021, but be higher than pre-COVID-19 pandemic levels. (See the “Overview—COVID-19 Impact” section of this MD&A.) As indicated in the table below, we incurred $95.9 million related to MTA equipment deployment costs in 2021 (which includes equipment deployment costs related to future deployments), for a total of $447.0 million to date, of which $33.9 million had been recouped from incremental revenues to date and as of December 31, 2021, $45.4 million has been funded by the MTA. As of December 31, 2021, 11,092 digital displays had been installed, of which 1,912 installations occurred in the fourth quarter of 2021, for a total of 3,712 installations in 2021.

(in millions)	Beginning Balance	Deployment Costs Incurred	Recoupment/MTA Funding	Amortization	Ending Balance
Year Ended December 31, 2021:
Prepaid MTA equipment deployment costs	$204.6	$75.2	$—	$—	$279.8
Other current assets	28.0	6.2	(29.0)	—	5.2
Intangible assets (franchise agreements)	58.4	14.5	—	(9.9)	63.0
Total	$291.0	$95.9	$(29.0)	$(9.9)	$348.0

Year Ended December 31, 2020:
Prepaid MTA equipment deployment costs	$171.5	$33.1	$—	$—	$204.6
Other current assets	—	44.4	(16.4)	—	28.0
Intangible assets (franchise agreements)	38.3	26.0	—	(5.9)	58.4
Total	$209.8	$103.5	$(16.4)	$(5.9)	$291.0

On February 23, 2022, we announced that our board of directors approved a quarterly cash dividend of $0.30 per share on our common stock, payable on March 31, 2022, to stockholders of record at the close of business on March 4, 2022.

Debt

Debt, net, consists of the following:

	As of December 31,
(in millions, except percentages)	2021	2020
Short-term debt:
Repurchase Facility	$—	$80.0
Total short-term debt	—	80.0

Long-term debt:
Term loan, due 2026	598.2	597.8

Senior unsecured notes:
5.625% senior unsecured notes, due 2024	—	501.3
6.250% senior unsecured notes, due 2025	400.0	400.0
5.000% senior unsecured notes, due 2027	650.0	650.0
4.250% senior unsecured notes, due 2029	500.0	—
4.625% senior unsecured notes, due 2030	500.0	500.0
Total senior unsecured notes	2,050.0	2,051.3

Debt issuance costs	(27.6)	(28.3)
Total long-term debt, net	2,620.6	2,620.8

Total debt, net	$2,620.6	$2,700.8

Weighted average cost of debt	4.3%	4.5%

	Payments Due by Period
(in millions)	Total	2022	2023-2024	2025-2026	2027 and thereafter
Long-term debt	$2,650.0	$—	$—	$1,000.0	$1,650.0
Interest	710.1	117.1	226.9	189.4	$176.7
Total	$3,360.1	$117.1	$226.9	$1,189.4	$1,826.7

Term Loan

The interest rate on the term loan due in 2026 (the “Term Loan”) was 1.9% per annum as of December 31, 2021. As of December 31, 2021, a discount of $1.8 million on the Term Loan remains unamortized. The discount is being amortized through Interest expense, net, on the Consolidated Statement of Operations.

Revolving Credit Facility

We also have a $500.0 million revolving credit facility, which matures in 2024 (the “Revolving Credit Facility,” together with the Term Loan, the “Senior Credit Facilities”).

As of December 31, 2021, there were no outstanding borrowings under the Revolving Credit Facility.

The commitment fee based on the amount of unused commitments under the Revolving Credit Facility was $1.8 million in 2021 and $1.4 million in 2020. As of December 31, 2021, we had issued letters of credit totaling approximately $4.1 million against the letter of credit facility sublimit under the Revolving Credit Facility.

Standalone Letter of Credit Facilities

As of December 31, 2021, we had issued letters of credit totaling approximately $72.7 million under our aggregate $81.0 million standalone letter of credit facilities. The total fees under the letter of credit facilities in 2021 and 2020 were immaterial.

Accounts Receivable Securitization Facilities

As of December 31, 2021, we have a revolving accounts receivable securitization facility (the “AR Facility”), which terminates in June 2022, unless further extended. Our 364-day uncommitted structured repurchase facility (the “Repurchase Facility”) expired on June 29, 2021, and we chose not to extend it.

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

As of December 31, 2021, there were no outstanding borrowings under the AR Facility. As of December 31, 2021, there was no borrowing capacity under the AR Facility due to a voluntary temporary suspension of the AR Facility in accordance with the agreements governing the AR Facility; however, as of December 31, 2021, we had approximately $332.4 million of accounts receivable that could be used as collateral for the AR Facility. The commitment fee based on the amount of unused commitments under the AR Facility was immaterial in 2021 and 2020.

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

Debt Covenants

Our credit agreement, dated as of January 31, 2014 (as amended, supplemented or otherwise modified, the “Credit Agreement”), governing the Senior Credit Facilities, the agreements governing the AR Facility, and the indentures governing our senior unsecured notes contain customary affirmative and negative covenants, subject to certain exceptions, including but not limited to those that restrict the Company’s and its subsidiaries’ abilities to (i) pay dividends on, repurchase or make distributions in respect to the Company’s or its wholly-owned subsidiary, Finance LLC’s capital stock or make other restricted payments other than dividends or distributions necessary for us to maintain our REIT status, subject to certain conditions and exceptions, (ii) enter into agreements restricting certain subsidiaries’ ability to pay dividends or make other intercompany or third-party transfers, and (iii) incur additional indebtedness. One of the exceptions to the restriction on our ability to incur additional indebtedness is satisfaction of a Consolidated Total Leverage Ratio, which is the ratio of our consolidated total debt to our Consolidated EBITDA (as defined in the Credit Agreement) for the trailing four consecutive quarters, of no greater than 6.0 to 1.0. As of December 31, 2021, our Consolidated Total Leverage Ratio was 6.7 to 1.0 in accordance with the Credit Agreement.

The terms of the Credit Agreement (and under certain circumstances, the agreements governing the AR Facility) require that we maintain a Consolidated Net Secured Leverage Ratio, which is the ratio of (i) our consolidated secured debt (less up to $150.0 million of unrestricted cash) to (ii) our Consolidated EBITDA (as defined in the Credit Agreement) for the trailing four consecutive quarters, of no greater than 4.5 to 1.0. As of December 31, 2021, our Consolidated Net Secured Leverage Ratio was 1.1 to 1.0 in accordance with the Credit Agreement. As of December 31, 2021, we are in compliance with our debt covenants.

Deferred Financing Costs

As of December 31, 2021, we had deferred $30.3 million in fees and expenses associated with the Term Loan, Revolving Credit Facility, AR Facility and our senior unsecured notes. We are amortizing the deferred fees through Interest expense, net, on our Consolidated Statement of Operations over the respective terms of the Term Loan, Revolving Credit Facility, AR Facility and our senior unsecured notes.

Interest Rate Swap Agreements

We had several interest rate cash flow swap agreements to effectively convert a portion of our LIBOR-based variable rate debt to a fixed rate and hedge our interest rate risk related to such variable rate debt and as of December 31, 2021, only one interest rate cash flow swap agreement remains outstanding. The fair value of the swap positions was a net liability of approximately $0.4 million as of December 31, 2021, which is included in Other current liabilities on our Consolidated Statement of Financial Position, and $5.6 million as of December 31, 2020, which is included in Other liabilities on our Consolidated Statement of Financial Position.

As of December 31, 2021, under the terms of the remaining agreement, we will pay interest based on an aggregate notional amount of $50.0 million, under a weighted-average fixed interest rate of 1.8%, with a receive rate of one-month LIBOR and which matures on June 30, 2022. The one-month LIBOR rate was approximately 0.1% as of December 31, 2021.

Equity

At-the-Market Equity Offering Program

We have a sales agreement in connection with an “at-the-market” equity offering program (the “ATM Program”), under which we may, from time to time, issue and sell shares of our common stock up to an aggregate offering price of $300.0 million. We have no obligation to sell any of our common stock under the sales agreement and may at any time suspend solicitations and offers under the sales agreement. In 2021, no shares of our common stock were sold under the ATM Program. As of December 31, 2021, we had approximately $232.5 million of capacity remaining under the ATM Program.

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

Cash Flows

The following table sets forth our cash flows in 2021 and 2020.

	Year Ended December 31,		%
(in millions, except percentages)	2021	2020	Change
Cash provided by operating activities	$98.8	$130.6	(24)%
Cash used for investing activities	(224.0)	(53.2)	*
Cash provided by (used for) financing activities	(162.2)	573.0	*
Effect of exchange rate changes on cash, cash equivalents and restricted cash	0.2	0.7	(71)
Net increase (decrease) to cash, cash equivalents and restricted cash	$(287.2)	$651.1	*

*Calculation is not meaningful.

Cash provided by operating activities decreased $31.8 million, or 24%, in 2021 compared to 2020, due primarily to an increase in accounts receivables and prepaid MTA equipment deployment costs, partially offset by an increase in accrued expenses, a decrease in prepaid expenses and net income in 2021 compared to a net loss in 2020 due to increases in overall demand for our services. In 2021, we paid net cash of $52.4 million related to MTA equipment deployment costs and installed 3,712 digital displays. In 2020, we paid $61.1 million related to MTA equipment deployment costs and installed 2,803 digital displays.

Cash used for investing activities increased $170.8 million in 2021 compared to 2020, due primarily to higher cash paid for acquisitions and MTA franchise rights and lower proceeds from dispositions.

The following table presents our capital expenditures in 2021 and 2020.

	Year Ended December 31,		%
(in millions, except percentages)	2021	2020	Change
Growth	$48.5	$35.7	36%
Maintenance	25.3	17.8	42
Total capital expenditures	$73.8	$53.5	38

Capital expenditures increased $20.3 million, or 38%, in 2021 compared to 2020, primarily due to growth in digital displays and increased spending on software and technology, partially offset by lower spending on vehicles, office remodel projects and the installation of the most current LED lighting technology.

For the full year of 2022, we expect our capital expenditures to be approximately $85.0 million, which will be used primarily for growth in digital displays, software and technology, the renovation of certain office facilities, safety-related projects and maintenance. This estimate does not include equipment deployment costs that will be incurred in connection with the MTA agreement (as described above), which will be recorded as Prepaid MTA equipment deployment costs and Intangible assets on our Consolidated Statement of Financial Position, as applicable.

Cash used by financing activities was $162.2 million in 2021 compared to Cash provided by financing activities of $573.0 million in 2020. In 2021, we made a repayment of $80.0 million under the Repurchase Facility and paid total cash dividends of $57.5 million on the Series A Preferred Stock, our common stock and vested restricted share units granted to employees. In 2020, we received net proceeds of $400.0 million related to the offering of our 6.250% Senior Unsecured Notes due 2025, received net proceeds of $383.4 million related to the issuance of the Series A Preferred Stock to enhance our liquidity position in response to the COVID-19 pandemic, made net total repayments of $115.0 million on the AR Facility and the Repurchase Facility, and paid total cash dividends on the Series A Preferred Stock and on our common stock of $75.1 million.

Cash paid for income taxes was $1.7 million in 2021 and $3.4 million in 2020. The decrease was due primarily to the taxable gain related to the Sports Disposition in 2020.

Contractual Obligations

We have agreements with municipalities and transit operators which entitle us to operate advertising displays within their transit systems, including on the interior and exterior of rail and subway cars and buses, as well as on benches, transit shelters, street kiosks, and transit platforms. Under most of these franchise agreements, the franchisor is entitled to receive the greater of a percentage of the relevant revenues, net of agency fees, or a specified guaranteed minimum annual payment. Guaranteed minimum annual payments are generally paid monthly. (See Item 8, Note 19. Commitments and Contingencies to the Consolidated Financial Statements.)

Total future minimum payments for rental payments under operating leases for billboard sites, office space and equipment of $2,036.7 million include $1,960.4 million for our billboard sites. (See Item 8, Note 6. Leases to the Consolidated Financial Statements.)

As of December 31, 2021, we had long-term debt of approximately $2.7 billion. Interest on the Term Loan is variable. For illustrative purposes, we are assuming an interest rate of 1.9% for all years, which reflects the interest rate as of December 31, 2021. An increase or decrease of 1/4% in the interest rate will change the annual interest expense by $1.4 million. (See Item 8, Note 9. Debt to the Consolidated Financial Statements.)

In 2022, we expect to contribute $0.1 million to our defined benefit pension plans. Contributions to our defined benefit pension plans were $0.2 million in 2021 and $0.7 million in 2020. (See Item 8, Note 16. Retirement Benefits to the Consolidated Financial Statements.)

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

MTA Agreement

Under the MTA agreement, we are obligated to deploy, over a number of years, (i) 5,433 digital advertising screens on subway and train platforms and entrances, (ii) 15,896 smaller-format digital advertising screens on rolling stock, and (iii) 9,283 MTA communications displays, with such deployment amounts being subject to modification as agreed-upon by us and the MTA. In addition, we are entitled to generate revenue through the sale of advertising on transit advertising displays and incur transit franchise expenses, which are calculated based on contractually stipulated percentages of revenue generated under the contract, subject to a minimum guarantee.

Title of the various digital displays transfers to the MTA on installation, therefore the cost of deploying these screens throughout the transit system does not represent our property and equipment. The portion of recoupable MTA equipment deployment costs expected to be reimbursed from transit franchise fees that would otherwise be payable to the MTA are recorded as Prepaid MTA equipment deployment costs on the Consolidated Statement of Financial Position and charged to operating expenses as advertising revenue is generated. The short-term portion of Prepaid MTA equipment deployment costs represents the costs that we expect to recover from the MTA in the next twelve months. The portion of deployment costs expected to be reimbursed from advertising revenues that would otherwise be retained by us under the contract are recorded as Intangible assets on the Consolidated Statement of Financial Position and charged to amortization expense on a straight-line basis over the contract period. We assess the recoverability of the MTA contract on an as-needed basis and apply significant judgment in assessing factors to determine if there is an indication that the revenues expected to be generated over the term of the agreement will be sufficient to cover all or a portion of the equipment deployment costs, including evaluating macroeconomic conditions (such as the impact of the COVID-19 pandemic), industry trends, and events specific to the Company, including monitoring the Company’s actual installation of digital displays against the deployment schedule. Additionally, we assess these factors by comparing revenue projections of the deployed digital displays to actual financial results.

If we do not generate sufficient advertising revenues from the MTA contract, there is a risk that the related Prepaid MTA equipment deployment costs and Intangible assets may not be recoverable. Management assesses the prepaid MTA equipment deployment costs for recoverability on a quarterly basis. This assessment requires evaluating qualitative and quantitative factors to determine if there is an indication that the carrying amount may not be recoverable. Management applies significant judgment in assessing these factors, including evaluating macroeconomic conditions, industry trends, and events specific to the Company, including monitoring the Company’s actual installation of digital displays against the initial deployment schedule. Additionally, management assesses quantitative factors by comparing revenue projections of the deployed digital displays to actual financial results. In 2021, we updated our projections and did not identify a triggering event for an impairment review of our Prepaid MTA equipment deployment costs. The assumptions and estimates included in our analysis require significant judgment about future events, market conditions and financial performance. Given the uncertainty around the severity and duration of the COVID-19 pandemic and the measures taken, or may be taken, in response to the COVID-19 pandemic, actual results may differ from our assumptions and estimates, which may result in impairment charges in the future.

Goodwill

We test goodwill qualitatively and/or quantitatively at the reporting-unit level annually for impairment as of October 31 of each year and between annual tests if events occur or circumstances change that would more likely than not reduce the fair value below its carrying amount. A qualitative test assesses macroeconomic conditions, industry and market conditions, cost factors, overall financial performance and other relevant entity specific events, as well as events affecting a reporting unit. If after the qualitative assessment, we determined that it is more likely than not that the fair value of a reporting unit is less than its carrying value, we perform a quantitative assessment. We may also choose to only perform a quantitative assessment. We compute the estimated fair value of each reporting unit for which we perform a quantitative assessment by using an income approach. Under the income approach, the fair value is determined using a discounted cash flow model. Our discounted cash flow value is calculated by adding the present value of the estimated annual cash flows over a discrete projection period to the terminal value, which represents the value of the projected cash flows beyond the discrete projection period. Our discounted cash flow model requires us to use significant estimates and assumptions such as projected revenue growth rates, terminal growth rates, billboard lease and transit franchise expenses, other operating and selling, general and administrative expenses, capital expenditures, contract renewals and extensions, and discount rates. The estimated growth rates, operating margins and capital expenditures for the projection period are based on our internal forecasts of future performance as well as historical trends. The terminal value is estimated based on a perpetual nominal growth rate, which is based on projected long-range inflation and long-term industry projections. The discount rates represent the weighted average cost of capital derived using known and estimated market metrics. There can be no assurance that these estimates and assumptions will prove to be an accurate prediction of the future, and a downward revision of these estimates and/or assumptions would decrease the fair values of our reporting units, which could result in additional impairment charges in the future.

In the fourth quarter of 2021, we performed a qualitative assessment of two of our reporting units and a quantitative assessment of our other reporting unit for possible goodwill impairment. No impairment was identified for any of our reporting units. Based on our most recent impairment analysis, the fair value of our reporting units exceeded their respective carrying values by 20% or more.

Long-Lived Assets

We report long-lived assets, including billboard advertising structures, other property, plant and equipment and intangible assets, at historical cost less accumulated depreciation and amortization. We depreciate or amortize these assets over their estimated useful lives, which generally range from three to 40 years. For billboard advertising structures, we estimate the useful lives based on the estimated economic life of the asset. Transit fixed assets are depreciated over the shorter of their estimated useful lives or the related contractual term. Our long-lived identifiable intangible assets primarily consist of acquired permits and leasehold agreements and franchise agreements, which grant us the right to operate out-of-home advertising structures in specified locations and the right to provide advertising displays on railroad and municipal transit properties. Our long-lived identifiable intangible assets are amortized on a straight-line basis over their estimated useful lives, which is the respective life of the agreement and in some cases includes an estimation for renewals, which is based on historical experience.

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

We do not currently use derivatives or other financial instruments to mitigate our exposure to commodity price risk. However, we do enter into contracts with commodity providers to limit our exposure to commodity price fluctuations. For the year ended December 31, 2021, such contracts accounted for 11.5% of our total utility costs. As of December 31, 2021, we had active electricity purchase agreements with fixed contract rates for locations throughout Illinois, New Jersey, Pennsylvania and Texas, which expire at various dates until June 2024.

Foreign Exchange Risk

Foreign currency translation risk is the risk that exchange rate gains or losses arise from translating our Canadian business’ statements of earnings and statements of financial position from functional currency to our reporting currency (the U.S. Dollar) for consolidation purposes. Any gain or loss on translation is included within comprehensive income and Accumulated other comprehensive income on our Consolidated Statement of Financial Position. The functional currency of our international subsidiaries is their respective local currency. As of December 31, 2021, we have $1.3 million of unrecognized foreign currency translation losses included within Accumulated other comprehensive loss on our Consolidated Statement of Financial Position.

Substantially all of our transactions at our Canadian subsidiary is denominated in their local functional currency, thereby reducing our risk of foreign currency transaction gains or losses.

We do not currently use derivatives or other financial instruments to mitigate foreign currency risk, although we may do so in the future.

Interest Rate Risk

We are subject to interest rate risk to the extent we have variable-rate debt outstanding, including under our Senior Credit Facilities and the AR Facility.

As of December 31, 2021, we had a $600.0 million variable-rate Term Loan due 2026 outstanding, which has an interest rate of 1.9% per year. An increase or decrease of 1/4% in our interest rate on the Term Loan will change our annualized interest expense by approximately $1.4 million.

As of December 31, 2021, there were no outstanding borrowings under the AR Facility.

We have an interest rate cash flow swap agreement to effectively convert a portion of our LIBOR-based variable rate debt to a fixed rate and hedge our interest rate risk related to such variable rate debt. The fair value of the swap position was a net unrecognized loss of approximately $0.4 million as of December 31, 2021, which is included in Other current liabilities on our Consolidated Statement of Financial Position. The following table provides information about our interest rate swap agreement, which is sensitive to changes in interest rates. Notional amounts are used to calculate the contractual cash flows to be exchanged under the agreement.

(in millions, except percentages)	2022	2023	2024	2025	2026	Thereafter	Total	Fair Value Loss as of 12/31/21
Pay fixed/receive variable	$50.0	$—	$—	$—	$—	$—	$50.0	$0.4
Average pay rate	1.8%	—%	—%	—%	—%	—%
Average receive rate(a)	one-month LIBOR	—	—	—	—	—

(a)The one-month LIBOR rate was approximately 0.1% as of December 31, 2021.

Credit Risk

In the opinion of our management, credit risk is limited due to the large number of customers and advertising agencies utilized. We perform credit evaluations on our customers and agencies and believe that the allowances for credit losses are adequate. We experienced an increase in credit losses as a result of the COVID-19 pandemic and accordingly, we recorded additional provisions for doubtful accounts in 2020. Provisions for doubtful accounts declined in 2021 compared to 2020. We do not currently use derivatives or other financial instruments to mitigate credit risk.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of OUTFRONT Media Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated statements of financial position of OUTFRONT Media Inc. and its subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations, of comprehensive income (loss), of equity and of cash flows for each of the three years in the period ended December 31, 2021, including the related notes and financial statement schedules listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Accounting for the MTA Agreement

As described in Notes 2 and 19 to the consolidated financial statements, the Company has an agreement with the New York Metropolitan Transportation Authority (“MTA”). Under the MTA agreement, as amended in June 2020 and July 2021, the Company is obligated to incur the costs and deploy, over a number of years, certain digital advertising screens and MTA communications displays, with such deployment amounts being subject to modification as agreed-upon by the Company and the MTA. Title of the various digital displays transfers to the MTA on installation. As disclosed by management, the Company is entitled to generate revenue through the sale of advertising on transit advertising displays and incurs transit franchise fees payable to the MTA, which are calculated based on a percentage of the advertising revenues generated under the contract, subject to a minimum guarantee. The Company’s payment obligations with respect to guaranteed minimum annual payment amounts owed to the MTA resumed on January 1, 2021, in accordance with the terms of the MTA agreement, and any guaranteed minimum annual payment amounts that would have been paid for the period from April 1, 2020 through December 31, 2020 (less any revenue share amounts actually paid during this period using an increased revenue share percentage of 65%) will instead be added in equal increments to the guaranteed minimum annual payment amounts owed for the period from January 1, 2022, through December 31, 2026. As amended in July 2021, (i) the initial 10-year term of the MTA agreement was extended to a 13-year initial term. The Company has the option to extend this initial 13-year term for an additional five-year period at the end of the 13-year initial term, subject to satisfying certain quantitative and qualitative conditions; and (ii) for any deployment costs deemed authorized after December 31, 2020, the MTA and the Company will no longer be obligated to directly pay 70% and 30% of the costs, respectively, and these costs will be subject to recoupment in accordance with the MTA agreement. The Company did not recoup any equipment deployment costs in 2021. The portion of deployment costs expected to be reimbursed from transit franchise fees that would otherwise be payable to the MTA are recorded as prepaid MTA equipment deployment costs, which were $279.8 million as of December 31, 2021. The portion of deployment costs expected to be reimbursed from advertising revenues that would otherwise be retained by the Company are recorded as intangible assets, which were $63 million as of December 31, 2021. Management assesses the recoverability of the MTA contract on an as-needed basis and applies significant judgment in assessing factors to determine if there is an indication that the revenues expected to be generated over the term of the agreement will not be sufficient to cover all or a portion of the equipment deployment costs, including evaluating macroeconomic conditions (such as the impact of the COVID-19 pandemic), industry trends, and events specific to the Company, including monitoring the Company’s actual installation of digital displays against the deployment schedule. Additionally, management’s assessment includes a comparison of revenue projections of the deployed digital displays to actual financial results.

The principal considerations for our determination that performing procedures relating to the accounting for the MTA agreement is a critical audit matter are the significant judgment by management in evaluating the accounting for the arrangement and associated amendments. This in turn led to significant auditor judgment, subjectivity, and effort in performing procedures and evaluating audit evidence relating to management’s accounting for the arrangement and the associated amendments.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s accounting for the MTA agreement and associated amendments. These procedures also included, among others

(i) reading the agreement and associated amendments to assess the accounting implications, (ii) evaluating the actual revenue generated from the deployed digital displays in comparison to management’s revenue projections from the prior year, (iii) evaluating the Company’s installation of digital displays against the deployment schedule, and (iv) evaluating whether there were any adverse or negative factors that would impact the revenue projections related to the impact of macroeconomic conditions, industry trends, and events specific to the Company.

Goodwill Impairment Assessment - U.S. Transit Reporting Unit

As described in Notes 2 and 5 to the consolidated financial statements, the Company’s goodwill balance was $2,077.8 million as of December 31, 2021, and the goodwill balance associated with the U.S. Transit reporting unit was $47.6 million. The Company tests goodwill qualitatively and/or quantitatively at the reporting-unit level annually for impairment as of October 31 of each year and between annual tests if events occur or circumstances change that would more likely than not reduce the fair value below its carrying amount. Management computes the estimated fair value of each reporting unit for which they perform a quantitative assessment using the income approach. Under the income approach, the fair value is determined using a discounted cash flow model by adding the present value of the estimated annual cash flows over a discrete projection period to the terminal value, which represents the value of the projected cash flows beyond the discrete projection period. This requires management to use significant estimates and assumptions such as projected revenue growth rates, terminal growth rates, billboard lease and transit franchise expenses, other operating and selling, general, and administrative expenses, capital expenditures, contract renewals and extensions and discount rates. The projected revenue growth rates, billboard lease and transit franchise expenses, other operating and selling, general, and administrative expenses, capital expenditures, and contract renewals and extensions for the projection period are based on internal forecasts of future performance as well as historical trends. The terminal value is estimated based on a perpetual nominal growth rate, which is based on projected long-range inflation and long-term industry projections. The discount rates represent the weighted average cost of capital derived using known and estimated market metrics.

The principal considerations for our determination that performing procedures relating to the goodwill impairment assessment of the U.S. Transit reporting unit is a critical audit matter are the significant judgment by management when developing the fair value of the reporting unit, which in turn led to significant auditor judgment, subjectivity and effort in performing procedures and evaluating management’s significant assumptions related to the projected revenue growth rates, other operating and selling, general, and administrative expenses, and contract renewals and extensions. In addition, the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill impairment assessment, including controls over the valuation of the U.S. Transit reporting unit and development of the significant assumptions related to the projected revenue growth rates, other operating and selling, general, and administrative expenses, and contract renewals and extensions. These procedures also included, among others (i) testing management’s process for developing the fair value of the reporting unit, (ii) evaluating the appropriateness of the discounted cash flow model, (iii) testing the completeness and accuracy of data used in the model, and (iv) evaluating the reasonableness of significant assumptions used by management related to the projected revenue growth rates, other operating and selling, general, and administrative expenses, and contract renewals and extensions. Evaluating management’s significant assumptions, involved evaluating whether the assumptions were reasonable considering (i) the current and past performance of the reporting unit, (ii) the consistency with external market and industry data, and (iii) whether they were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in the evaluation of the Company’s discounted cash flow model.

/s/ PricewaterhouseCoopers LLP
New York, New York
February 24, 2022

We have served as the Company’s auditor since 2008.

OUTFRONT Media Inc.
Consolidated Statements of Financial Position

	As of December 31,
(in millions)	2021	2020
Assets:
Current assets:
Cash and cash equivalents	$424.8	$710.4
Restricted cash	—	1.6
Receivables, less allowances of $18.5 in 2021 and $26.3 in 2020	310.5	209.2
Prepaid lease and franchise costs	12.5	5.4
Other prepaid expenses	17.8	14.4
Other current assets	11.7	33.7
Total current assets	777.3	974.7
Property and equipment, net (Note 4)	647.9	634.2
Goodwill (Note 5)	2,077.8	2,077.8
Intangible assets (Note 5)	614.9	547.5
Operating lease assets (Note 6)	1,485.5	1,421.3
Prepaid MTA equipment deployment costs (Notes 5 and 19)	279.8	204.6
Other assets	41.5	36.8
Total assets	$5,924.7	$5,896.9

Liabilities:
Current liabilities:
Accounts payable	$64.9	$64.9
Accrued compensation	74.5	35.0
Accrued interest	30.7	24.5
Accrued lease and franchise costs	60.1	65.8
Other accrued expenses	40.3	38.0
Deferred revenues	30.9	29.5
Short-term debt (Note 9)	—	80.0
Short-term operating lease liabilities (Note 6)	187.5	176.5
Other current liabilities	18.8	20.7
Total current liabilities	507.7	534.9
Long-term debt, net (Note 9)	2,620.6	2,620.8
Deferred income tax liabilities, net (Note 17)	17.2	14.6
Asset retirement obligation (Note 7)	36.4	35.9
Operating lease liabilities (Note 6)	1,308.4	1,252.0
Other liabilities	43.9	55.0
Total liabilities	4,534.2	4,513.2

Commitments and contingencies (Note 19)

Preferred stock (2021 - 50.0 shares authorized, and 0.4 shares of Series A Preferred Stock issued and outstanding; 2020 - 50.0 shares authorized, and 0.4 shares of Series A Preferred Stock issued and outstanding) (Note 11)	383.4	383.4
Stockholders’ equity (Note 11):
Common stock 2021 - 450.0 shares authorized, and 145.6 shares issued and outstanding; 2020 - 450.0 shares authorized, and 144.5 shares issued or outstanding)	1.5	1.4
Additional paid-in capital	2,119.0	2,090.8
Distribution in excess of earnings	(1,122.0)	(1,100.4)
Accumulated other comprehensive loss (Note 10)	(4.4)	(18.0)
Total stockholders’ equity	994.1	973.8
Non-controlling interests	13.0	26.5
Total equity	1,390.5	1,383.7
Total liabilities and equity	$5,924.7	$5,896.9
See accompanying notes to consolidated financial statements.

OUTFRONT Media Inc.
Consolidated Statements of Operations

	Year Ended December 31,
(in millions, except per share amounts)	2021	2020	2019
Revenues:
Billboard	$1,182.3	$978.6	$1,189.9
Transit and other	281.6	257.7	592.3
Total revenues	1,463.9	1,236.3	1,782.2
Expenses:
Operating	784.0	710.8	958.6
Selling, general and administrative	368.2	315.1	371.7
Restructuring charges (Note 13)	—	5.8	0.3
Net gain on dispositions	(4.5)	(13.7)	(3.8)
Impairment charge	2.5	—	—
Depreciation	79.4	84.5	87.3
Amortization	66.0	61.3	59.0
Total expenses	1,295.6	1,163.8	1,473.1
Operating income	168.3	72.5	309.1
Interest expense, net	(130.4)	(131.1)	(134.9)
Loss on extinguishment of debt	(6.3)	—	(28.5)
Other income, net	—	0.1	0.1
Income (loss) before benefit (provision) for income taxes and equity in earnings of investee companies	31.6	(58.5)	145.8
Benefit (provision) for income taxes	3.4	(1.1)	(10.9)
Equity in earnings of investee companies, net of tax	1.4	(0.6)	5.7
Net income (loss) before allocation to non-controlling interests	36.4	(60.2)	140.6
Net income attributable to non-controlling interests	0.8	0.8	0.5
Net income (loss) attributable to OUTFRONT Media Inc.	$35.6	$(61.0)	$140.1

Net income (loss) per common share:
Basic	$0.05	$(0.56)	$0.97
Diluted	$0.05	$(0.56)	$0.97

Weighted average shares outstanding:
Basic	145.4	144.3	142.5
Diluted	146.1	144.3	143.2
See accompanying notes to consolidated financial statements.

OUTFRONT Media Inc.
Consolidated Statements of Comprehensive Income (Loss)

	Year Ended December 31,
(in millions)	2021	2020	2019
Net income (loss) before allocation to non-controlling interests	$36.4	$(60.2)	$140.6
Net income attributable to non-controlling interests	0.8	0.8	0.5
Net income (loss) attributable to OUTFRONT Media Inc.	35.6	(61.0)	140.1
Other comprehensive income (loss), net of tax:
Cumulative translation adjustments	—	3.1	8.2
Net actuarial gain (loss)	8.4	(2.4)	(1.7)
Change in fair value of interest rate swap agreements	5.2	(1.0)	(2.2)
Total other comprehensive income (loss), net of tax	13.6	(0.3)	4.3
Total comprehensive income (loss)	$49.2	$(61.3)	$144.4
See accompanying notes to consolidated financial statements.

OUTFRONT Media Inc.
Consolidated Statements of Equity

			Stockholders’ Equity
(in millions, except per share amounts)	Shares of Series A Preferred Stock	Series A Preferred Stock ($0.01 per share par value)	Shares of Common Stock	Common Stock $0.01 per share par value)	Additional Paid-In Capital	Distribution in Excess of Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Non-Controlling Interests	Total Equity
Balance as of December 31, 2018			140.2	$1.4	$1,995.0	$(871.6)	$(22.0)	$1,102.8	$42.5	$1,145.3
Cumulative effect of a new accounting standard			—	—	—	(24.8)	—	(24.8)	—	(24.8)
Net income			—	—	—	140.1	—	140.1	0.5	140.6
Other comprehensive income			—	—	—	—	4.3	4.3	—	4.3
Stock-based payments:
Vested			1.0	—	—	—	—	—	—	—
Amortization			—	—	22.3	—	—	22.3	—	22.3
Shares paid for tax withholding for stock-based payments			(0.4)	—	(7.9)	—	—	(7.9)	—	(7.9)
Class A equity interest redemptions			0.6	—	14.3	—	—	14.3	(14.3)	—
Shares issued under the ATM Program			2.2	—	50.8	—	—	50.8	—	50.8
Dividends ($1.44 per share)			—	—	—	(208.3)	—	(208.3)	—	(208.3)
Other			—	—	0.2	—	—	0.2	3.9	4.1
Balance as of December 31, 2019	—	$—	143.6	1.4	2,074.7	(964.6)	(17.7)	1,093.8	32.6	1,126.4
Net income (loss)	—	—	—	—	—	(61.0)	—	(61.0)	0.8	(60.2)
Other comprehensive loss	—	—	—	—	—	—	(0.3)	(0.3)	—	(0.3)
Stock-based payments:
Vested	—	—	1.1	—	—	—	—	—	—	—
Amortization	—	—	—	—	23.8	—	—	23.8	—	23.8
Shares paid for tax withholding for stock-based payments	—	—	(0.4)	—	(12.8)	—	—	(12.8)	—	(12.8)
New share issues	0.4	383.4	—	—	—	—	—	—	—	383.4
Class A equity interest redemptions	—	—	0.2	—	5.1	—	—	5.1	(5.1)	—
Series A Preferred Stock dividends 7%)	—	—	—	—	—	(19.5)	—	(19.5)	—	(19.5)
Dividends ($0.38 per share)	—	—	—	—	—	(55.3)	—	(55.3)	—	(55.3)
Other	—	—	—	—	—	—	—	—	(1.8)	(1.8)
Balance as of December 31, 2020	0.4	$383.4	144.5	$1.4	$2,090.8	$(1,100.4)	$(18.0)	$973.8	$26.5	$1,383.7

OUTFRONT Media Inc.
Consolidated Statements of Equity (Continued)

			Stockholders’ Equity
(in millions, except per share amounts)	Shares of Series A Preferred Stock	Series A Preferred Stock ($0.01 per share par value)	Shares of Common Stock	Common Stock ($0.01 per share par value)	Additional Paid-In Capital	Distribution in Excess of Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Non-Controlling Interests	Total Equity
Balance as of December 31, 2020	0.4	$383.4	144.5	$1.4	$2,090.8	$(1,100.4)	$(18.0)	$973.8	$26.5	$1,383.7
Net income	—	—	—	—	—	35.6	—	35.6	0.8	36.4
Other comprehensive income	—	—	—	—	—	—	13.6	13.6	—	13.6
Stock-based payments:
Vested	—	—	1.1	0.1	—	—	—	0.1	—	0.1
Amortization	—	—	—	—	28.6	—	—	28.6	—	28.6
Shares paid for tax withholding for stock-based payments	—	—	(0.5)	—	(8.9)	—	—	(8.9)	—	(8.9)
Class A equity interest redemptions	—	—	0.5	—	11.8	—	—	11.8	(11.8)	—
Series A Preferred Stock dividends 7%)	—	—	—	—	—	(28.0)	—	(28.0)	—	(28.0)
Dividends ($0.20 per share)	—	—	—	—	—	(29.2)	—	(29.2)	—	(29.2)
Other	—	—	—	—	(3.3)	—	—	(3.3)	(2.5)	(5.8)
Balance as of December 31, 2021	0.4	$383.4	145.6	$1.5	$2,119.0	$(1,122.0)	$(4.4)	$994.1	$13.0	$1,390.5

See accompanying notes to consolidated financial statements.

OUTFRONT Media Inc.
Consolidated Statements of Cash Flows

	Year Ended December 31,
(in millions)	2021	2020	2019
Operating activities:
Net income (loss) attributable to OUTFRONT Media Inc.	$35.6	$(61.0)	$140.1
Adjustments to reconcile net income (loss) to net cash flow provided by operating activities:
Net income attributable to non-controlling interests	0.8	0.8	0.5
Depreciation and amortization	145.4	145.8	146.3
Deferred tax (benefit) provision	(4.7)	(2.8)	0.2
Stock-based compensation	28.6	23.8	22.3
Provision (recovery) for doubtful accounts	(4.0)	20.1	5.3
Accretion expense	2.7	2.6	2.5
Net gain on dispositions	(4.5)	(13.7)	(3.8)
Impairment charge	2.5	—	—
Loss on extinguishment of debt	6.3	—	28.5
Equity in earnings of investee companies, net of tax	(1.4)	0.6	(5.7)
Distributions from investee companies	0.7	2.2	4.9
Amortization of deferred financing costs and debt discount and premium	7.1	6.6	7.9
Change in assets and liabilities, net of investing and financing activities:
(Increase) decrease in receivables	(94.6)	60.8	(29.5)
Increase in prepaid MTA equipment deployment costs	(75.2)	(33.1)	(92.0)
(Increase) decrease in prepaid expenses and other current assets	15.0	(25.5)	3.5
Increase (decrease) in accounts payable and accrued expenses	38.9	(12.7)	37.4
Increase in operating lease assets and liabilities	0.4	10.7	6.7
Increase (decrease) in deferred revenues	1.4	0.9	(0.8)
Increase (decrease) in income taxes	(0.4)	0.5	0.2
Other, net	(1.8)	4.0	2.4
Net cash flow provided by operating activities	98.8	130.6	276.9

Investing activities:
Capital expenditures	(73.8)	(53.5)	(89.9)
Acquisitions	(136.5)	(18.1)	(69.7)
MTA franchise rights	(16.5)	(23.6)	(24.0)
Proceeds from dispositions	2.8	40.0	5.8
Return of investment in investee companies	—	2.0	1.5
Net cash flow used for investing activities	(224.0)	(53.2)	(176.3)

Financing activities:
Proceeds from long-term debt borrowings	500.0	895.0	1,270.0
Repayments of long-term debt borrowings	(500.0)	(495.0)	(1,191.5)
Proceeds from borrowings under short-term debt facilities	—	15.0	505.0
Repayments of borrowings under short-term debt facilities	(80.0)	(130.0)	(470.0)
Payments of deferred financing costs	(7.3)	(7.7)	(22.1)
Payments of debt extinguishment charges	(4.7)	—	(20.6)
Proceeds from Series A Preferred Stock issuances	—	383.4	—
Proceeds from shares issued under the ATM Program	—	—	50.9
Taxes withheld for stock-based compensation	(9.0)	(12.6)	(7.9)
Dividends	(57.5)	(75.1)	(208.1)
Other	(3.7)	—	—
Net cash flow provided by (used for) financing activities	(162.2)	573.0	(94.3)

OUTFRONT Media Inc.
Consolidated Statements of Cash Flows (Continued)

	Year Ended December 31,
(in millions)	2021	2020	2019
Effect of exchange rate changes on cash, cash equivalents and restricted cash	0.2	0.7	0.5
Net increase (decrease) in cash, cash equivalents and restricted cash	(287.2)	651.1	6.8
Cash, cash equivalents and restricted cash at beginning of year	712.0	60.9	54.1
Cash, cash equivalents and restricted cash at end of year	$424.8	$712.0	$60.9

Supplemental disclosure of cash flow information:
Cash paid for income taxes (Note 17)	$1.7	$3.4	$10.5
Cash paid for interest	117.8	127.6	121.5

Non-cash investing and financing activities:
Accrued purchases of property and equipment	$3.2	$3.3	$7.7
Accrued MTA franchise rights	4.5	6.5	4.0
Taxes withheld for stock-based compensation	—	0.2	—

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

In the third quarter of 2020, we sold all of our equity interests in certain of our subsidiaries (the “Sports Disposition”), which held all of the assets of our Sports Marketing operating segment, for a purchase price of approximately $34.6 million in cash, subject to closing and post-closing adjustments (see Note 14. Acquisitions and Dispositions: Dispositions to the Consolidated Financial Statements). The Sports Marketing operating segment was the marketing and multimedia rights holder for a variety of colleges, universities and other educational institutions across the U.S. The operating results of our Sports Marketing operating segment through June 30, 2020, are included in our Consolidated Financial Statements.

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

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amount of revenues and expenses during the reporting period. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, including the impact of extraordinary events such as the ongoing novel coronavirus (“COVID-19”) pandemic, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions or conditions, including the severity and duration of the COVID-19 pandemic.

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

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements (Continued)

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

New York Metropolitan Transportation Authority (the “MTA”) Agreement—Under the MTA Agreement, as title of the various digital displays we are obligated to deploy transfers to the MTA on installation, the cost of deploying these screens throughout the transit system does not represent our property and equipment. The portion of deployment costs expected to be reimbursed from transit franchise fees that would otherwise be payable to the MTA are recorded as Prepaid MTA equipment deployment costs on the Consolidated Statement of Financial Position and charged to operating expenses as advertising revenue is generated. The short-term portion of Prepaid MTA equipment deployment costs represents the costs that we expect to recover from the MTA in the next twelve months. The portion of deployment costs expected to be reimbursed from advertising revenues that would otherwise be retained by us under the contract are recorded as Intangible assets on the Consolidated Statement of Financial Position and charged to amortization expense on a straight-line basis over the contract period. We assess the recoverability of the MTA contract on an as-needed basis and apply significant judgment in assessing factors to determine if there is an indication that the revenues expected to be generated over the term of the agreement will be sufficient to cover all or a portion of the equipment deployment costs, including evaluating macroeconomic conditions (such as the impact of the COVID-19 pandemic), industry trends, and events specific to the Company, including monitoring the Company’s actual installation of digital displays against the deployment schedule. Additionally, we assess these factors by comparing revenue projections of the deployed digital displays to actual financial results.

Property and Equipment—Property and equipment is stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives as follows:

Buildings and improvements	15 to 35 years
Advertising structures	3 to 20 years
Furniture, equipment and other	3 to 10 years

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

Goodwill—Goodwill is allocated to various reporting units. Goodwill is not amortized but is tested qualitatively and/or quantitatively at the reporting-unit level annually for impairment as of October 31 of each year and between annual tests if events occur or circumstances change that would more likely than not reduce the fair value below its carrying amount. A

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements (Continued)

qualitative test assesses macroeconomic conditions, industry and market conditions, cost factors, overall financial performance and other relevant entity specific events, as well as events affecting a reporting unit. If after the qualitative assessment, we determined that it is more likely than not that the fair value of a reporting unit is less than its carrying value, we perform a quantitative assessment. We may also choose to only perform a quantitative assessment. We compute the estimated fair value of each reporting unit for which we perform a quantitative assessment using an income approach. Under the income approach, the fair value is determined using a discounted cash flow model. Our discounted cash flow value is calculated by adding the present value of the estimated annual cash flows over a discrete projection period to the terminal value, which represents the value of the projected cash flows beyond the discrete projection period. Our discounted cash flow model requires us to use significant estimates and assumptions such as projected revenue growth rates, terminal growth rates, billboard lease and transit franchise expenses, other operating and selling, general and administrative expenses, capital expenditures, contract renewals and extensions, and discount rates. The projected revenue growth rates, billboard lease and transit franchise expenses, other operating and selling, general and administrative expenses, capital expenditures and contract renewals and extensions for the projection period are based on our internal forecasts of future performance, as well as historical trends. The terminal value is estimated based on a perpetual nominal growth rate, which is based on projected long-range inflation and long-term industry projections. The discount rates represent the weighted average cost of capital derived using known and estimated market metrics. There can be no assurance that these estimates and assumptions will prove to be an accurate prediction of the future, and a downward revision of these estimates and/or assumptions would decrease the fair values of our reporting units, which could result in additional impairment charges in the future. If the carrying value of a reporting unit is greater than its fair value, a goodwill impairment charge will be recorded as a non-cash charge for the difference up to the carrying value of the goodwill. The loss recognized should not exceed the total amount of goodwill allocated to that reporting unit.

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

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements (Continued)

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

Direct Lease Acquisition Costs—Variable commissions directly associated with billboard revenues are amortized on a straight-line basis over the related customer lease term, which generally ranges from four weeks to one year. Amortization of direct lease acquisition costs are presented within Selling General and Administrative expenses (“SG&A”) in the accompanying Consolidated Statements of Operations.

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

Adoption of New Accounting Standards

In the first quarter of 2021, we adopted the FASB’s guidance for simplifying the accounting for income taxes by removing certain exceptions to the general principles of Accounting Standards Codification Topic 740, Income Taxes. The adoption of this guidance did not have a material effect on our consolidated financial statements.

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

In October 2021, the FASB issued guidance on the recognition and measurement of contract assets and contract liabilities acquired in a business combination. At the acquisition date, the acquirer should account for the related revenue contracts as if it had originated the contracts. The guidance also provides certain practical expedients for acquirers when recognizing and measuring acquired contract assets and contract liabilities from revenue contracts in a business combination. This guidance is effective for public entities as of December 15, 2022. We are currently evaluating the impact of this guidance on our consolidated financial statements.

Note 3. Restricted Cash

In August 2021, the escrow agreement in connection with one of our transit franchise contracts, which required us to deposit funds into an escrow account to fund capital expenditures over the term of the transit franchise contract, was terminated. As of December 31, 2021, we have no restricted cash.

	As of
(in millions)	December 31, 2021	December 31, 2020	December 31, 2019
Cash and cash equivalents	$424.8	$710.4	$59.1
Restricted cash	—	1.6	1.8
Cash, cash equivalents and restricted cash	$424.8	$712.0	$60.9

Note 4. Property and Equipment, Net

The table below presents the balances of major classes of assets and accumulated depreciation.

	As of December 31,
(in millions)	2021	2020
Land	$102.9	$98.0
Buildings and improvements	50.3	48.3
Advertising structures(a)	1,937.4	1,895.0
Furniture, equipment and other(a)	171.3	157.3
Construction in progress	38.7	25.1
	2,300.6	2,223.7
Less accumulated depreciation(a)	1,652.7	1,589.5
Property and equipment, net	$647.9	$634.2

(a)Certain property and equipment were fully depreciated and no longer being utilized prior to 2020. As a result, we have revised previously reported gross property and equipment and the related accumulated depreciation as of December 31, 2020. The revision, which has no impact on the Consolidated Statement of Financial Position, decreased previously reported gross advertising structures by $2.7 million, gross furniture, equipment and other by $11.2 million and total accumulated depreciation by $13.9 million.

Depreciation expense was $79.4 million in 2021, $84.5 million in 2020 and $87.3 million in 2019.

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements (Continued)

Note 5. Long-Lived Assets

Goodwill

For the years ended December 31, 2021 and 2020, the changes in the book value of goodwill by segment were as follows:

(in millions)	U.S. Media	Other	Total
As of December 31, 2019	$2,054.0	$29.1	$2,083.1
Disposition(a)	—	(5.9)	(5.9)
Currency translation adjustments	—	0.6	0.6
As of December 31, 2020	$2,054.0	$23.8	$2,077.8
As of December 31, 2021	$2,054.0	$23.8	$2,077.8

(a)In the third quarter of 2020, we completed the Sports Disposition. (See Note 14. Acquisitions and Dispositions: Dispositions to the Consolidated Financial Statements.)

In the fourth quarter of 2021, we performed a qualitative assessment of two of our reporting units and a quantitative assessment of our other reporting unit for possible goodwill impairment and no goodwill impairment was identified. As of December 31, 2021, the goodwill balances associated with the U.S. Billboard reporting unit was $2.0 billion, the U.S. Transit reporting unit was $47.6 million and the Canada reporting unit was $23.8 million.

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

Our identifiable intangible assets consist of the following:

(in millions)	Gross	Accumulated Amortization	Net
As of December 31, 2021:
Permits and leasehold agreements	$1,303.6	$(816.5)	$487.1
Franchise agreements	528.2	(402.7)	125.5
Other intangible assets	4.9	(2.6)	2.3
Total intangible assets	$1,836.7	$(1,221.8)	$614.9

As of December 31, 2020:
Permits and leasehold agreements(a)	$1,187.7	$(774.8)	$412.9
Franchise agreements(a)	513.9	(382.9)	131.0
Other intangible assets(a)	23.4	(19.8)	3.6
Total intangible assets	$1,725.0	$(1,177.5)	$547.5

(a)Certain intangible assets were fully amortized and no longer providing a benefit prior to 2020. As a result, we have revised previously reported intangible assets and the related accumulated amortization as of December 31, 2020. The revision, which has no impact on the Consolidated Statement of Financial Position, decreased previously reported gross permits and leasehold agreements and accumulated amortization by $2.3 million, gross franchise agreements and accumulated amortization by $0.8 million and gross other intangible assets and accumulated amortization by $22.4 million.

In 2021, we acquired 155 digital billboards, resulting in amortizable intangible assets for permits and leasehold agreements of $115.2 million, which are amortized using the straight-line method over their estimated useful lives, an average period of 17.2 years.

All of our intangible assets, except goodwill, are subject to amortization. Amortization expense was $66.0 million in 2021, $61.3 million in 2020 and $59.0 million in 2019.

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements (Continued)

We expect our aggregate annual amortization expense for intangible assets for each of the years 2022 through 2026, to be as follows:

(in millions)	2022	2023	2024	2025	2026
Amortization expense	$67.3	$65.2	$62.8	$59.7	$55.0

Note 6. Leases

Lessee

As of December 31, 2021, we have operating lease assets of $1.5 billion, short-term operating lease liabilities of $187.5 million and non-current operating lease liabilities of $1.3 billion. As of December 31, 2020, we have operating lease assets of $1.4 billion, short-term operating lease liabilities of $176.5 million and non-current operating lease liabilities of $1.3 billion.

In 2021, we recorded operating lease costs of $401.7 million in Operating expenses and $9.3 million in SG&A. In 2021, variable operating lease costs were $80.6 million. In 2020, we recorded operating lease costs of $387.2 million in Operating expenses and $8.6 million in SG&A. In 2020, variable operating lease costs were $71.2 million. In 2019, we recorded operating lease costs of $406.8 million in Operating expenses and $8.6 million in SG&A. In 2019, variable operating lease costs were $93.0 million. In 2021, 2020 and 2019, sublease income was immaterial.

As of December 31, 2021, minimum rental payments under operating leases are as follows:

(in millions)	Operating Leases
2022	$260.1
2023	258.5
2024	227.0
2025	188.5
2026	166.3
2027 and thereafter	936.3
Total operating lease payments	2,036.7
Less: Interest	540.8
Present value of lease liabilities	$1,495.9

As of December 31, 2021, the weighted-average remaining lease term was 10.5 years and the weighted-average discount rate was 5.2%. As of December 31, 2020, the weighted-average remaining lease term was 10.2 years and the weighted-average discount rate was 5.6%.

In 2021, cash paid for operating leases was $394.3 million and leased assets obtained in exchange for new operating lease liabilities was $279.4 million. In 2020, cash paid for operating leases was $384.7 million and leased assets obtained in exchange for new operating lease liabilities was $209.6 million. In 2019, cash paid for operating leases was $402.9 million and leased assets obtained in exchange for new operating lease liabilities was $421.0 million.

Lessor

We recorded rental income of $1,141.1 million in 2021, $945.4 million in 2020 and $1,149.8 million in 2019 in Revenues on our Consolidated Statement of Operations.

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements (Continued)

As of December 31, 2021, rental payments to be received under non-cancellable operating leases are as follows:

(in millions)	Rental Income
2022	$471.9
2023	35.0
2024	12.8
2025	5.1
2026	4.1
2027 and thereafter	18.2
Total minimum payments	$547.1

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

	Year Ended December 31,
(in millions)	2021	2020
Balance, at beginning of period	$35.9	$35.1
Accretion expense	2.7	2.6
Additions	0.4	0.3
Liabilities settled	(2.6)	(2.2)
Foreign currency translation adjustments	—	0.1
Balance, at end of period	$36.4	$35.9

Note 8. Related Party Transactions

Joint Ventures

We have a 50% ownership interest in two joint ventures that operate transit shelters in the greater Los Angeles area and Vancouver, and four joint ventures which operate a total of seven billboard displays in New York and Boston. All of these ventures are accounted for as equity investments. These investments totaled $11.2 million as of December 31, 2021, and $10.5 million as of December 31, 2020, and are included in Other assets on the Consolidated Statements of Financial Position. We provided sales and management services to these joint ventures and recorded management fees in Revenues on the Consolidated Statement of Operations of $6.3 million in 2021, $4.6 million in 2020 and $8.4 million in 2019.

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements (Continued)

Note 9. Debt

Debt, net, consists of the following:

	As of December 31,
(in millions, except percentages)	2021	2020
Short-term debt:
Repurchase Facility	$—	$80.0
Total short-term debt	—	80.0

Long-term debt:
Term loan, due 2026	598.2	597.8

Senior unsecured notes:
5.625% senior unsecured notes, due 2024	—	501.3
6.250% senior unsecured notes, due 2025	400.0	400.0
5.000% senior unsecured notes, due 2027	650.0	650.0
4.250% senior unsecured notes, due 2029	500.0	—
4.625% senior unsecured notes, due 2030	500.0	500.0
Total senior unsecured notes	2,050.0	2,051.3

Debt issuance costs	(27.6)	(28.3)
Total long-term debt, net	2,620.6	2,620.8

Total debt, net	$2,620.6	$2,700.8

Weighted average cost of debt	4.3%	4.5%

Term Loan

The interest rate on the term loan due in 2026 (the “Term Loan”) was 1.9% per annum as of December 31, 2021. As of December 31, 2021, a discount of $1.8 million on the Term Loan remains unamortized. The discount is being amortized through Interest expense, net, on the Consolidated Statement of Operations.

Revolving Credit Facility

We also have a $500.0 million revolving credit facility, which matures in 2024 (the “Revolving Credit Facility,” together with the Term Loan, the “Senior Credit Facilities”).

As of December 31, 2021, there were no outstanding borrowings under the Revolving Credit Facility.

The commitment fee based on the amount of unused commitments under the Revolving Credit Facility was $1.8 million in 2021, $1.4 million in 2020 and $1.6 million in 2019. As of December 31, 2021, we had issued letters of credit totaling approximately $4.1 million against the letter of credit facility sublimit under the Revolving Credit Facility.

Standalone Letter of Credit Facilities

As of December 31, 2021, we had issued letters of credit totaling approximately $72.7 million under our aggregate $81.0 million standalone letter of credit facilities. The total fees under the letter of credit facilities in 2021, 2020 and 2019 were immaterial.

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements (Continued)

Accounts Receivable Securitization Facilities

As of December 31, 2021, we have a revolving accounts receivable securitization facility (the “AR Facility”), which terminates in June 2022, unless further extended. Our 364-day uncommitted structured repurchase facility (the “Repurchase Facility”) expired on June 29, 2021, and we chose not to extend it.

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

As of December 31, 2021, there were no outstanding borrowings under the AR Facility. As of December 31, 2021, there was no borrowing capacity under the AR Facility due to a voluntary temporary suspension of the AR Facility in accordance with the agreements governing the AR Facility; however, as of December 31, 2021, we had approximately $332.4 million of accounts receivable that could be used as collateral for the AR Facility. The commitment fee based on the amount of unused commitments under the AR Facility was immaterial in 2021, 2020 and 2019.

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

Debt Covenants

Our credit agreement, dated as of January 31, 2014 (as amended, supplemented or otherwise modified, the “Credit Agreement”), governing the Senior Credit Facilities, the agreements governing the AR Facility, and the indentures governing our senior unsecured notes contain customary affirmative and negative covenants, subject to certain exceptions, including but not limited to those that restrict the Company’s and its subsidiaries’ abilities to (i) pay dividends on, repurchase or make distributions in respect to the Company’s or its wholly-owned subsidiary, Finance LLC’s capital stock or make other restricted payments other than dividends or distributions necessary for us to maintain our REIT status, subject to certain conditions and exceptions, (ii) enter into agreements restricting certain subsidiaries’ ability to pay dividends or make other intercompany or

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements (Continued)

third-party transfers, and (iii) incur additional indebtedness. One of the exceptions to the restriction on our ability to incur additional indebtedness is satisfaction of a Consolidated Total Leverage Ratio, which is the ratio of our consolidated total debt to our Consolidated EBITDA (as defined in the Credit Agreement) for the trailing four consecutive quarters, of no greater than 6.0 to 1.0. As of December 31, 2021, our Consolidated Total Leverage Ratio was 6.7 to 1.0 in accordance with the Credit Agreement.

The terms of the Credit Agreement (and under certain circumstances, the agreements governing the AR Facility) require that we maintain a Consolidated Net Secured Leverage Ratio, which is the ratio of (i) our consolidated secured debt (less up to $150.0 million of unrestricted cash) to (ii) our Consolidated EBITDA (as defined in the Credit Agreement) for the trailing four consecutive quarters, of no greater than 4.5 to 1.0. As of December 31, 2021, our Consolidated Net Secured Leverage Ratio was 1.1 to 1.0 in accordance with the Credit Agreement. As of December 31, 2021, we are in compliance with our debt covenants.

Deferred Financing Costs

As of December 31, 2021, we had deferred $30.3 million in fees and expenses associated with the Term Loan, Revolving Credit Facility, AR Facility and our senior unsecured notes. We are amortizing the deferred fees through Interest expense, net, on our Consolidated Statement of Operations over the respective terms of the Term Loan, Revolving Credit Facility, AR Facility and our senior unsecured notes.

Interest Rate Swap Agreements

We had several interest rate cash flow swap agreements to effectively convert a portion of our LIBOR-based variable rate debt to a fixed rate and hedge our interest rate risk related to such variable rate debt and as of December 31, 2021, only one interest rate cash flow swap agreement remains outstanding. The fair value of the swap positions was a net liability of approximately $0.4 million as of December 31, 2021, which is included in Other current liabilities on our Consolidated Statement of Financial Position and $5.6 million as of December 31, 2020, which is included in Other liabilities on our Consolidated Statement of Financial Position.

As of December 31, 2021, under the terms of the remaining agreement, we will pay interest based on an aggregate notional amount of $50.0 million, under a weighted-average fixed interest rate of 1.8%, with a receive rate of one-month LIBOR and which matures on June 30, 2022. The one-month LIBOR rate was approximately 0.1% as of December 31, 2021.

Fair Value

Under the fair value hierarchy, observable inputs such as unadjusted quoted prices in active markets for identical assets or liabilities are defined as Level 1; observable inputs other than quoted prices included within Level 1 that are either directly or indirectly observable for the asset or liability are defined as Level 2; and unobservable inputs for the asset or liability are defined as Level 3. The aggregate fair value of our debt, which is estimated based on quoted market prices of similar liabilities, was approximately $2.7 billion as of December 31, 2021 and $2.8 billion as of December 31, 2020. The fair value of our debt as of both December 31, 2021 and 2020 is classified as Level 2. The aggregate fair value loss associated with our interest rate cash flow swap agreements was approximately $0.4 million as of December 31, 2021, and $5.6 million as of December 31, 2020. The aggregate fair value of our interest rate cash flow swap agreements as of both December 31, 2021 and 2020, is classified as Level 2.

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements (Continued)

Note 10. Accumulated Other Comprehensive Loss

The following table presents the changes in the components of accumulated other comprehensive loss.

(in millions)	Cumulative Translation Adjustments	Net Actuarial Gain (Loss)	Loss on Interest Rate Cash Flow Swaps	Accumulated Other Comprehensive Loss
As of December 31, 2018	$(12.6)	$(7.0)	$(2.4)	$(22.0)
Other comprehensive income (loss) before reclassifications	8.2	(2.0)	(2.2)	4.0
Amortization of actuarial losses reclassified to net income(a)	—	0.3	—	0.3
Total other comprehensive income (loss), net of tax	8.2	(1.7)	(2.2)	4.3
As of December 31, 2019	(4.4)	(8.7)	(4.6)	(17.7)
Other comprehensive income (loss) before reclassifications	3.1	(2.8)	(1.0)	(0.7)
Amortization of actuarial losses reclassified to net income(a)	—	0.4	—	0.4
Total other comprehensive income (loss), net of tax	3.1	(2.4)	(1.0)	(0.3)
As of December 31, 2020	(1.3)	(11.1)	(5.6)	(18.0)
Other comprehensive income before reclassifications	—	7.9	5.2	13.1
Amortization of actuarial losses reclassified to net income(a)	—	0.5	—	0.5
Total other comprehensive income, net of tax	—	8.4	5.2	13.6
As of December 31, 2021	$(1.3)	$(2.7)	$(0.4)	$(4.4)

(a)See Note 16. Retirement Benefits to the Consolidated Financial Statements for additional details of items reclassified from accumulated other comprehensive loss to net income.

Net actuarial gain (loss) included in other comprehensive income (loss) is net of a tax provision of $2.9 million in 2021 and a tax benefit of $0.9 million in 2020 and $0.6 million in 2019.

Note 11. Equity

As of December 31, 2021, 450,000,000 shares of our common stock, par value $0.01 per share, were authorized; 145,643,380 shares were issued and outstanding; and 50,000,000 shares of our preferred stock, par value $0.01 per share, were authorized with 400,000 shares of our Series A Convertible Perpetual Preferred Stock (the “Series A Preferred Stock”), par value $0.01 per share, issued and outstanding.

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

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements (Continued)

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

In 2021, we paid cash dividends of $28.0 million on the Series A Preferred Stock. As of December 31, 2021, the maximum number of shares of common stock that could be required to be issued on conversion of the outstanding shares of Series A Preferred Stock was 25.0 million shares.

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

As of December 31, 2021, 1,574,579 Class A equity interests have been redeemed for shares of the Company’s common stock. During 2021, distributions to holders of the Class A equity interests were immaterial.

We have a sales agreement in connection with an “at-the-market” equity offering program (the “ATM Program”), under which we may, from time to time, issue and sell shares of our common stock up to an aggregate offering price of $300.0 million. We have no obligation to sell any of our common stock under the sales agreement and may at any time suspend solicitations and offers under the sales agreement. In 2021, no shares of our common stock were sold under the ATM Program. As of December 31, 2021, we had approximately $232.5 million of capacity remaining under the ATM Program.

On February 23, 2022, we announced that our board of directors approved a quarterly cash dividend of $0.30 per share on our common stock, payable on March 31, 2022, to stockholders of record at the close of business on March 4, 2022.

Note 12. Revenues

We do not disclose the value of unsatisfied performance obligations for contracts with an original expected term of one year or less, which primarily represent the transaction price allocated to the remaining display period for unsatisfied transit franchise contracts.

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements (Continued)

The following table summarizes revenues by source:

	Years Ended December 31,
(in millions)	2021	2020	2019
Billboard:
Static displays	$829.8	$726.2	$894.1
Digital displays	308.1	215.3	252.7
Other	44.4	37.1	43.1
Billboard revenues	1,182.3	978.6	1,189.9
Transit:
Static displays	170.5	152.4	370.7
Digital displays	81.3	54.0	112.4
Other	26.2	23.2	43.5
Total transit revenues	278.0	229.6	526.6
Sports marketing and other(a)	3.6	28.1	65.7
Transit and other revenues	281.6	257.7	592.3
Total revenues	$1,463.9	$1,236.3	$1,782.2

(a)In the third quarter of 2020, we completed the Sports Disposition. (See Note 1. Description of Business and Basis of Presentation and Note 14. Acquisitions and Dispositions: Dispositions to the Consolidated Financial Statements.)

Rental income was $1,141.1 million in 2021, $945.4 million in 2020 and $1,149.8 million in 2019, and is recorded in Billboard revenues on the Consolidated Statement of Operations.

The following table summarizes revenues by geography:

	Years Ended December 31,
(in millions)	2021	2020	2019
United States:
Billboard	$1,116.1	$926.5	$1,114.9
Transit and other	265.9	222.4	513.8
Sports marketing and other(a)	3.6	27.6	65.7
Total United States revenues	1,385.6	1,176.5	1,694.4
Canada	78.3	59.8	87.8
Total revenues	$1,463.9	$1,236.3	$1,782.2

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

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements (Continued)

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

As of December 31, 2021, $0.4 million in restructuring reserves remained outstanding and is included in Other current liabilities on the Consolidated Statement of Financial Position. In 2020, we recorded restructuring charges of $5.8 million, of which $3.9 million was recorded in our U.S. Media segment, $0.9 million was recorded in Other and $1.0 million was recorded in Corporate. Restructuring charges in 2020 were composed of severance charges associated with the workforce reductions, including $0.9 million for stock-based compensation. In 2019, we recorded restructuring charges of $0.3 million associated with the elimination of a corporate management position.

Note 14. Acquisitions and Dispositions

Acquisitions

We completed several asset acquisitions for a total purchase price of approximately $136.5 million in 2021, $18.1 million in 2020 and $69.7 million in 2019.

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

Dispositions

In the third quarter of 2020, we completed the Sports Disposition and received approximately $34.6 million in cash, subject to closing and post-closing adjustments. We have recorded a total gain of $10.2 million related to the Sports Disposition, of which $7.2 million was recorded in 2020 and $3.0 million was recorded in 2021.

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

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements (Continued)

Compensation expense is recorded based on the probable outcome of the performance condition. On an annual basis, our board of directors will review actual performance and certify the degree to which performance goals applicable to the award have been met. Forfeitures of RSUs are recorded as incurred. Adjustments are made to compensation expense based on actual forfeitures.

In the first quarter of 2021, the Company granted one-time equity award grants to our executive officers. The grant values of the one-time RSU awards were equal to 100% of each executive officer’s current base salary, and comprised of 60% PRSUs, which contain a market and service condition, and 40% time-based RSUs, which only contain a service condition. The PRSU market condition will be based on the Company’s total shareholder return (“TSR”) relative to the TSRs of the companies in the iShares Evolved U.S. Media and Entertainment Index as of January 1, 2021, measured over a 2-year performance period, with the number of PRSUs eligible to vest ranging from 0% to 200% of target based on a percentile ranking of the Company’s relative TSR. Subject to the market condition, these one-time equity grants will cliff vest in full on the second anniversary of the award grant date. A Monte Carlo method simulation has been used to estimate the grant date fair value of the PRSUs that have a market condition.

The following table summarizes our stock-based compensation expense for 2021, 2020 and 2019.

	Year Ended December 31,
(in millions)	2021	2020	2019
Stock-based compensation expense (RSUs and PRSUs), before income taxes	$28.6	$23.8	$22.3
Tax benefit	(1.4)	(1.2)	(1.5)
Stock-based compensation expense, net of tax	$27.2	$22.6	$20.8

As of December 31, 2021, total unrecognized compensation cost related to non-vested RSUs and PRSUs was $30.6 million, which is expected to be recognized over a weighted average period of 1.6 years.

RSUs and PRSUs

The following table summarizes the 2021 activity of the RSUs and PRSUs issued to our employees.

	Activity	Weighted Average Per Share Grant Date Fair Market Value
Non-vested as of December 31, 2020	2,208,059	$24.80
Granted:
RSUs	996,605	21.78
PRSUs	567,571	23.34
Vested:
RSUs	(714,896)	24.19
PRSUs	(241,243)	21.83
Forfeitures:
RSUs	(93,704)	21.26
PRSUs	(275,146)	30.10
Non-vested as of December 31, 2021	2,447,246	23.18

The total fair value of RSUs and PRSUs that vested was $22.6 million during 2021, $29.0 million during 2020 and $18.3 million during 2019.

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements (Continued)

Stock Options

The following table summarizes the activity of stock options issued to our employees.

	Activity	Weighted Average Exercise Price
Outstanding as of December 31, 2020	103,413	$26.39
Forfeited or expired	(103,413)	26.39
Outstanding as of December 31, 2021	—	—

The intrinsic value of stock option exercises were $0.3 million in 2020 and $0.1 million in 2019. The tax benefit of stock option exercises was immaterial in 2020 and 2019.

Note 16. Retirement Benefits

We sponsor two defined benefit pension plans covering specific groups of employees in Canada and the U.S.

Effective April 1, 2020, the Outfront Media Canada LP (the “Plan”) was closed to most new employees. As of December 31, 2021, we completed freezing the Plan to any future benefit accruals. Employees under the Plan are now entitled to enhanced defined contribution plan benefits. The benefits for the pension plan in Canada were based primarily on an employee’s years of service and an average of the employee’s highest five years of earnings. Participating employees in the pension plan in Canada were vested after two years of service or immediately, depending on the province of their employment. We funded the pension plan in Canada in accordance with the rules and regulations of the Pension Benefits Act of the Province of Ontario, Canada. Canada pension plan assets consist principally of insurance contracts, equity securities and corporate and government-related fixed income securities.

The pension plan in the U.S. covers a small number of hourly employees. The investments of the pension plan in the U.S. consist entirely of the plan’s interest in a trust, which invests the assets of this plan. The pension plan in the U.S. is funded in accordance with requirements of the Employee Retirement Income Security Act of 1974, as amended.

We use a December 31 measurement date for all pension plans.

The following table sets forth the change in benefit obligation for our pension plans.

	As of December 31,
(in millions)	2021	2020	2019
Benefit obligation, beginning of year	$71.3	$62.1	$49.9
Service cost	0.1	0.8	1.7
Interest cost	1.8	1.8	2.1
Actuarial (gain) loss	(5.2)	6.7	8.8
Benefits paid	(2.9)	(2.0)	(2.6)
Cumulative translation adjustments	0.2	1.9	2.2
Benefit obligation, end of year	$65.3	$71.3	$62.1

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements (Continued)

The following table sets forth the change in plan assets for our pension plans.

	As of December 31,
(in millions)	2021	2020
Fair value of plan assets, beginning of year	$63.9	$57.3
Actual return on plan assets	8.3	6.3
Employer contributions	0.2	0.7
Benefits paid	(2.9)	(2.0)
Cumulative translation adjustments	—	1.6
Fair value of plan assets, end of year	$69.5	$63.9

The unfunded status of pension benefit obligations and the related amounts recognized on the Consolidated Statement of Financial Position were as follows:

	As of December 31,
(in millions)	2021	2020
Funded (unfunded) status, end of year	$4.2	$(7.4)
Amounts recognized on the Consolidated Statement of Financial Position:
Other noncurrent assets (liabilities)	4.2	(7.4)
Net amounts recognized	4.2	(7.4)

The following amounts were recognized in accumulated other comprehensive loss on the Consolidated Statement of Financial Position.

	As of December 31,
(in millions)	2021	2020
Net actuarial loss	$(3.6)	$(14.9)
Deferred income taxes	0.9	3.8
Net amount recognized in accumulated other comprehensive loss	$(2.7)	$(11.1)

The accumulated benefit obligation for the defined benefit pension plans was $61.2 million as of December 31, 2021, and $66.7 million as of December 31, 2020.

The information for the pension plans with an accumulated benefit obligation in excess of plan assets is set forth below.

	As of December 31,
(in millions)	2021	2020
Projected benefit obligation	$65.3	$71.3
Accumulated benefit obligation	61.2	66.7
Fair value of plan assets	69.5	63.9

The following tables present the components of net periodic pension cost and amounts recognized in other comprehensive income (loss).

	As of December 31,
(in millions)	2021	2020	2019
Service cost	$0.1	$0.8	$1.7
Interest cost	1.8	1.8	2.1
Expected return on plan assets	(2.6)	(2.8)	(2.4)
Amortization of actuarial losses(a)	0.6	0.5	0.4
Net periodic pension cost	$(0.1)	$0.3	$1.8

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements (Continued)

(in millions)	Year Ended December 31, 2021
Actuarial gain	$10.8
Amortization of actuarial losses(a)	0.6
Cumulative translation adjustments	(0.1)
11.3
Deferred income taxes	(2.9)
Recognized in other comprehensive income, net of tax	$8.4

(a)Reflects amounts reclassified from accumulated other comprehensive income (loss) to net income.

Estimated net actuarial losses related to the defined benefit pension plans that will be amortized from accumulated other comprehensive loss into net periodic pension costs in 2022 is immaterial.

	As of and for the Year Ended December 31,
	2021	2020
Weighted average assumptions used to determine benefit obligations:
Discount rate	3.0%	2.5%
Rate of compensation increase	3.0	3.0
Weighted average assumptions used to determine net periodic cost:
Discount rate	2.5	3.0
Expected long-term return on plan assets	4.1	4.6
Rate of compensation increase	3.0	3.0

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

Plan Assets

Our plan assets are included in a trust in Canada and a trust in the U.S. The asset allocations of these trusts are based upon an analysis of the timing and amount of projected benefit payments, projected company contributions, the expected returns and risk of the asset classes and the correlation of those returns. As of December 31, 2021, we invested approximately 19% in fixed income instruments, 38% in equity instruments, and the remainder in cash, cash equivalents and insurance contracts.

The following tables set forth our pension plan assets measured at fair value on a recurring basis as of December 31, 2021 and 2020. These assets have been categorized according to the three-level fair value hierarchy established by the FASB which prioritizes the inputs used in measuring fair value. Level 1 is based on quoted prices for the asset in active markets. Level 2 is based on inputs that are observable other than quoted market prices in active markets, such as quoted prices for the asset in inactive markets or quoted prices for similar assets. Level 3 is based on unobservable inputs that market participants would use in pricing the asset.

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements (Continued)

	As of December 31, 2021
(in millions)	Level 1	Level 2	Level 3	Total
Fixed income securities:
Corporate bonds(a)	$0.8	$—	$—	$0.8
Equity securities:
U.S. equity	1.0	—	—	1.0
International equity	0.4	—	—	0.4
Insurance contracts	—	—	29.4	29.4
Total assets in fair value hierarchy	$2.2	$—	$29.4	$31.6
Common collective funds measured at net asset value				37.9
Total assets				$69.5

	As of December 31, 2020
(in millions)	Level 1	Level 2	Level 3	Total
Fixed income securities:
Corporate bonds(a)	$0.7	$—	$—	$0.7
Equity securities:
U.S. equity	0.9	—	—	0.9
International equity	0.4	—	—	0.4
Insurance contracts	—	—	3.5	3.5
Total assets in fair value hierarchy	$2.0	$—	$3.5	$5.5
Common collective funds measured at net asset value				58.4
Total assets				$63.9

(a)Securities of diverse industries, substantially all investment grade.

Significant changes in Level 3 plan assets are as follows:

	Year Ended December 31,
(in millions)	2021	2020
Insurance contracts:
Beginning of year	$3.5	$3.7
Realized gains	0.4	—
Purchases	25.9	—
Payments	(0.6)	(0.4)
Actuarial loss	(0.1)	—
Interest income	0.3	0.1
Cumulative translation adjustments	—	0.1
End of year	$29.4	$3.5

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

Future Benefit Payments

(in millions)	2022	2023	2024	2025	2026	2027-2031
Estimated future benefit payments for pension plans	2.5	2.5	2.6	2.7	2.9	16.1

We expect to contribute $0.1 million to our defined benefit pension plans in 2022.

Multi-Employer Pension and Postretirement Benefit Plans

We contribute to multi-employer plans that provide pension and other postretirement benefits to certain employees under collective bargaining agreements. Contributions to these plans were $3.0 million in 2021, $3.1 million in 2020 and $4.0 million in 2019. Based on our contributions to each individual multi-employer plan relative to the total contributions of all participating employers in such plan, no multi-employer plan was deemed to be individually significant to us.

Defined Contribution Plans

Employer contributions for defined contribution plans sponsored by us were $6.4 million in 2021, $2.9 million in 2020 and $5.9 million in 2019.

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

Cash paid for income taxes was $1.7 million in 2021, $3.4 million in 2020 and $10.5 million in 2019.

The U.S. and foreign components of Income (loss) before benefit (provision) for income taxes and equity in earnings of investee companies were as follows:

	Year Ended December 31,
(in millions)	2021	2020	2019
United States	$32.6	$(52.8)	$144.3
Foreign	(1.0)	(5.7)	1.5
Income (loss) before benefit (provision) for income taxes and equity in earnings of investee companies	$31.6	$(58.5)	$145.8

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements (Continued)

The following table reconciles Income (loss) before benefit (provision) for income taxes and equity in earnings of investee companies to REIT taxable income.

	Year Ended December 31,
(in millions)	2021	2020	2019
Income (loss) before benefit (provision) for income taxes and equity in earnings of investee companies	$31.6	$(58.5)	$145.8
Net (income) loss of TRSs	21.9	10.6	(16.4)
Income (loss) from REIT operations	53.5	(47.9)	129.4
Book depreciation in excess of tax depreciation	(2.0)	24.8	21.5
Book amortization in excess of tax amortization	(6.1)	(6.3)	(6.8)
Tax dividend from foreign subsidiary(a)	1.4	74.1	0.5
Book/tax differences - stock-based compensation	5.0	(6.6)	1.5
Book/tax differences - deferred gain for tax	(3.0)	(1.3)	(3.2)
Book/tax differences - investments in joint ventures	5.0	(2.6)	5.0
Book/tax differences - executive compensation	6.3	4.6	7.8
Book/tax differences - leases	5.7	9.9	6.2
Book/tax differences - provision for doubtful accounts	(7.5)	14.6	1.3
Book/tax differences - interest	13.8	—	—
Book/tax differences - other	4.3	7.8	8.1
REIT taxable income (estimated)	$76.4	$71.1	$171.3

(a)In 2020, the tax dividend from foreign subsidiary primarily consists of a deemed repatriation of foreign earnings resulting from a restructuring of our foreign holding companies.

The components of the Benefit (provision) for income taxes are as follows:

	Year Ended December 31,
(in millions)	2021	2020	2019
Current:
Federal	$0.5	$(1.0)	$(5.3)
State and local	(0.7)	(1.3)	(4.0)
Foreign	(1.1)	(1.6)	(1.4)
	(1.3)	(3.9)	(10.7)
Deferred:
Federal	3.2	(0.1)	0.3
State and local	1.1	—	0.2
Foreign	0.4	2.9	(0.7)
	4.7	2.8	(0.2)
Benefit (provision) for income taxes	$3.4	$(1.1)	$(10.9)

The effective income tax rate was 10.8% in 2021, 1.9% in 2020 and 7.5% in 2019.

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements (Continued)

The difference between income taxes expected at the U.S. federal statutory income tax rate of 21% and the Benefit (provision) for income taxes is summarized as follows:

	Year Ended December 31,
(in millions)	2021	2020	2019
Benefit (provision) for income taxes on income at U.S. statutory rate	$(6.6)	$12.3	$(31.6)
REIT dividends paid deduction	11.3	(10.1)	27.9
State and local taxes, net of federal tax benefit	0.1	(1.2)	(2.7)
Effect of foreign operations	(0.9)	(0.9)	(1.5)
Resolution of prior year tax	—	—	(3.0)
Gain on dispositions	—	—	(0.3)
Other, net	(0.5)	(1.2)	0.3
Benefit (provision) for income taxes	$3.4	$(1.1)	$(10.9)

The following table is a summary of the components of deferred income tax assets and liabilities.

	As of December 31,
(in millions)	2021	2020
Deferred income tax assets:
Provision for expenses and losses	$2.5	$1.7
Postretirement and other employee benefits	1.2	4.1
Tax credit and loss carryforwards	2.4	0.7
Total deferred income tax assets	6.1	6.5
Valuation allowance	(0.4)	(0.4)
Deferred income tax assets, net	5.7	6.1

Deferred income tax liabilities:
Property, equipment and intangible assets	(16.0)	(18.0)
Other	(0.2)	(0.3)
Total deferred income tax liabilities	(16.2)	(18.3)

Deferred income tax liabilities, net	$(10.5)	$(12.2)

As of December 31, 2021, we had federal, state and local net operating loss carryforwards of $7.2 million. These losses can be carried forward indefinitely for federal tax purposes but are subject to certain state and local utilization limitations.

Our undistributed earnings of foreign subsidiaries not includable in our federal income tax returns that could be subject to additional income taxes if remitted was approximately $2.3 million as of both December 31, 2021, and December 31, 2020. No provision was recorded for taxes that could result from the remittance of such undistributed earnings since we intend to declare dividends to our shareholders in an amount sufficient to offset such distributions and intend to reinvest the remainder outside of the U.S. indefinitely. The determination of the unrecognized U.S. federal deferred income tax liability for undistributed earnings is not practicable.

The reserve for uncertain tax positions of $0.4 million as of December 31, 2021, includes $0.1 million which would affect our effective income tax rate if and when recognized in future years.

We recognize interest and penalty charges related to the reserve for uncertain tax positions as part of income tax expense. These charges were not material for any of the periods presented.

We are subject to taxation in the U.S. and various state, local and foreign jurisdictions. Tax years 2018 to present are open for examination by the tax authorities. We are currently under examination by New York State for the 2016 through 2018 tax years.

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements (Continued)

Note 18. Earnings Per Share (“EPS”)

	Year Ended December 31,
(in millions)	2021	2020	2019
Net income (loss) available for common stockholders	$35.6	$(61.0)	$140.1
Less: Distributions to holders of Series A Preferred Stock	28.0	19.5	—
Less: Distributions to holders of Class A equity interests of a subsidiary	0.1	0.4	1.9
Net income (loss) available for common stockholders, basic and diluted	$7.5	$(80.9)	$138.2

Weighted average shares for basic EPS	145.4	144.3	142.5
Dilutive potential shares from grants of RSUs, PRSUs and stock options(a)	0.7	—	0.7
Weighted average shares for diluted EPS(a)(b)(c)	146.1	144.3	143.2

(a)The potential impact of an aggregate 0.1 million granted RSUs, PRSUs and stock options for 2021, 1.1 million granted RSUs, PRSUs and stock options for 2020 and 0.1 million granted RSUs, PRSUs and stock options for 2019 was antidilutive.
(b)The potential impact of 25.0 million shares of our common stock issuable upon conversion of our Series A Preferred Stock in 2021 and 17.5 million shares of our common stock issuable upon conversion of our Series A Preferred Stock in 2020 was antidilutive.
(c)The potential impact of 0.5 million shares of Class A equity interests of Outfront Canada in 2021, 1.0 million shares of Class A equity interests of Outfront Canada in 2020 and 1.4 million shares of Class A equity interests of Outfront Canada in 2019 was antidilutive. (See Note 11. Equity to the Consolidated Financial Statements.)

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

As of December 31, 2021, guaranteed minimum annual payments are as follows:

(in millions)	Guaranteed Minimum Annual Payments
2022	$184.0
2023	191.8
2024	192.3
2025	192.6
2026	192.2
2027 and thereafter	592.4
Total minimum payments	$1,545.3

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

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements (Continued)

•Recoupment of Equipment Deployment Costs. We may retain incremental revenues that exceed an annual base revenue amount for the cost of deploying advertising and communications displays throughout the transit system. As presented in the table below, recoupable MTA equipment deployment costs are recorded as Prepaid MTA equipment deployment costs and Intangible assets on our Consolidated Statement of Financial Position, and as these costs are recouped from incremental revenues that the MTA would otherwise be entitled to receive, Prepaid MTA equipment deployment costs will be reduced. If incremental revenues generated over the term of the agreement are not sufficient to cover all or a portion of the equipment deployment costs, the costs will not be recouped, which could have an adverse effect on our business, financial condition and results of operations. If we do not recoup all costs of deploying advertising and communications screens with respect to the New Inventory by the end of the term of the MTA Agreement, the MTA will be obligated to reimburse us for these costs. Deployment costs in an amount not to exceed $50.7 million, which are deemed authorized before December 31, 2020, will be paid directly by the MTA. For any deployment costs deemed authorized after December 31, 2020, the MTA and the Company will no longer be obligated to directly pay 70% and 30% of the costs, respectively, and these costs will be subject to recoupment in accordance with the MTA Agreement. We did not recoup any equipment deployment costs in 2021 and it is unlikely we will recoup equipment deployment costs in 2022.

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

During 2021, we had no recoupment from incremental revenues and as of December 31, 2021, $45.4 million has been funded by the MTA. As of December 31, 2021, 11,092 digital displays had been installed, of which 1,912 installations occurred in the fourth quarter of 2021, for a total of 3,712 in 2021.

(in millions)	Beginning Balance	Deployment Costs Incurred	Recoupment/MTA Funding	Amortization	Ending Balance
Year Ended December 31, 2021:
Prepaid MTA equipment deployment costs	$204.6	$75.2	$—	$—	$279.8
Other current assets	28.0	6.2	(29.0)	—	5.2
Intangible assets (franchise agreements)	58.4	14.5	—	(9.9)	63.0
Total	$291.0	$95.9	$(29.0)	$(9.9)	$348.0

Year Ended December 31, 2020:
Prepaid MTA equipment deployment costs	$171.5	$33.1	$—	$—	$204.6
Other current assets	—	44.4	(16.4)	—	28.0
Intangible assets (franchise agreements)	38.3	26.0	—	(5.9)	58.4
Total	$209.8	$103.5	$(16.4)	$(5.9)	$291.0

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements (Continued)

Letters of Credit

We have indemnification obligations with respect to letters of credit and surety bonds primarily used as security against non-performance in the normal course of business. As of December 31, 2021, the outstanding letters of credit were approximately $76.8 million and outstanding surety bonds were approximately $167.0 million, and were not recorded on the Consolidated Statements of Financial Position.

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

	Year Ended December 31,
(in millions)	2021	2020	2019
Revenues:
U.S. Media	$1,382.0	$1,148.9	$1,628.7
Other	81.9	87.4	153.5
Total revenues	$1,463.9	$1,236.3	$1,782.2

We present Operating income before Depreciation, Amortization, Net gain on dispositions, Stock-based compensation, Restructuring charges and an Impairment charge (“Adjusted OIBDA”) as the primary measure of profit and loss for our operating segments.

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements (Continued)

	Year Ended December 31,
(in millions)	2021	2020	2019
Net income (loss) before allocation to non-controlling interests	$36.4	$(60.2)	$140.6
Benefit (provision) for income taxes	(3.4)	1.1	10.9
Equity in earnings of investee companies, net of tax	(1.4)	0.6	(5.7)
Interest expense, net	130.4	131.1	134.9
Loss on extinguishment of debt	6.3	—	28.5
Other income, net	—	(0.1)	(0.1)
Operating income	168.3	72.5	309.1
Restructuring charges	—	5.8	0.3
Net gain on dispositions	(4.5)	(13.7)	(3.8)
Impairment charge	2.5	—	—
Depreciation and amortization	145.4	145.8	146.3
Stock-based compensation	28.6	22.9	22.3
Total Adjusted OIBDA	$340.3	$233.3	$474.2

Adjusted OIBDA:
U.S. Media	$382.9	$268.9	$501.6
Other	10.4	0.4	18.6
Corporate	(53.0)	(36.0)	(46.0)
Total Adjusted OIBDA	$340.3	$233.3	$474.2

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements (Continued)

	Year Ended December 31,
(in millions)	2021	2020	2019
Operating income (loss):
U.S. Media	$248.5	$132.8	$376.3
Other	1.4	(0.4)	1.4
Corporate	(81.6)	(59.9)	(68.6)
Total operating income	$168.3	$72.5	$309.1

Net (gain) loss on dispositions:
U.S. Media	$(1.5)	$(1.4)	$(3.9)
Other	(3.0)	(12.3)	0.1
Total gain on dispositions	$(4.5)	$(13.7)	$(3.8)

Impairment charge(a):
U.S. Media	$2.5	$—	$—
Total impairment charge	$2.5	$—	$—

Depreciation and amortization:
U.S. Media	$133.4	$133.6	$129.2
Other	12.0	12.2	17.1
Total depreciation and amortization	$145.4	$145.8	$146.3

Capital expenditures:
U.S. Media	$69.3	$50.8	$86.7
Other	4.5	2.7	3.2
Total capital expenditures	$73.8	$53.5	$89.9

(a)The Impairment charge in 2021 relates to an other-than-temporary decline in fair value of a cost-method investment.

	As of December 31,
(in millions)	2021	2020	2019
Assets:
U.S. Media	$5,280.7	$4,977.2	$5,077.1
Other	248.1	249.5	284.0
Corporate	395.9	670.2	21.2
Total assets	$5,924.7	$5,896.9	$5,382.3

	Year Ended December 31,
(in millions)	2021	2020	2019
Revenues(a):
United States	$1,385.6	$1,176.5	$1,694.4
Canada	78.3	59.8	87.8
Total revenues	$1,463.9	$1,236.3	$1,782.2

(a)Revenues classifications are based on the geography of the advertising.

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements (Continued)

	As of December 31,
(in millions)	2021	2020	2019
Long-lived assets(a):
United States	$4,937.0	$4,710.3	4,722.1
Canada	192.1	196.1	203.0
Total long-lived assets	$5,129.1	$4,906.4	$4,925.1

(a)Reflects total assets less current assets, investments and non-current deferred tax assets.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our management has concluded that our internal control over financial reporting was effective as of December 31, 2021 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The effectiveness of our internal control over financial reporting as of December 31, 2021 has been audited by PricewaterhouseCoopers LLP (PCAOB ID 238), an independent registered public accounting firm, as stated in their report which appears in “Item 8. Financial Statements and Supplementary Data.”

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

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

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

All additional information required by this item is incorporated by reference to our Proxy Statement for the 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2021.

Item 11. Executive Compensation.

The information required by this item is incorporated by reference to our Proxy Statement for the 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2021.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated by reference to our Proxy Statement for the 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2021.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated by reference to our Proxy Statement for the 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2021.

Item 14. Principal Accounting Fees and Services.

The information required by this item is incorporated by reference to our Proxy Statement for the 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2021.

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

Page No.
Schedule II - Valuation and Qualifying Accounts for the years ended December 31, 2021, 2020 and 2019.	103
Schedule III - Schedule of Real Estate and Accumulated Depreciation as of December 31, 2021.	104

OUTFRONT Media Inc.
Schedule II—Valuation and Qualifying Accounts
(in millions)

Col. A	Col. B	Col. C			Col. D	Col. E
Description	Balance at Beginning of Period	Balance Acquired through Acquisitions	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
Allowance for doubtful accounts:
Year ended December 31, 2021	$26.3	$—	$(4.0)	$0.5	$4.3	$18.5
Year ended December 31, 2020	12.1	—	20.1	0.1	6.0	26.3
Year ended December 31, 2019	10.7	—	5.3	0.1	4.0	12.1
Valuation allowance on deferred tax assets:
Year ended December 31, 2021	$0.4	$—	$—	$—	$—	$0.4
Year ended December 31, 2020	0.4	—	—	—	—	0.4
Year ended December 31, 2019	—	—	0.4	—	—	0.4

OUTFRONT Media Inc.
SCHEDULE III – Schedule of Real Estate and
Accumulated Depreciation
as of December 31, 2021
(in millions)

		Initial Cost		Cost Capitalized Subsequent to Acquisition	Gross Carrying Amount at December 31, 2021 (3)
Description (1)	Encumbrances	Land	Structures and Improvements		Land	Structures and Improvements	Total	Accumulated Depreciation	Construction Date	Acquisition Date	Useful Lives
Structures added prior to January 1, 2014
United States - 38,216 displays	—	(2)	(2)	(2)	$80.9	$1,430.7	$1,511.6	$(1,191.0)	Various	Various	3 to 20 years
Canada - 4,461 displays	—	(2)	(2)	(2)	1.5	295.8	297.3	(290.7)	Various	Various	3 to 20 years
					$82.4	$1,726.5	$1,808.9	$(1,481.7)
Structures added subsequent to January 1, 2014
United States - 2,143 displays		$20.5	$200.5	$(14.8)	$20.5	$185.7	$206.2	$(7.5)	Various	Various	3 to 20 years
Canada - 305 displays		—	24.9	0.3	—	25.2	25.2	(1.7)	Various	Various	3 to 20 years
		$20.5	$225.4	$(14.5)	$20.5	$210.9	$231.4	$(9.2)
Total
United States - 40,359 displays					$101.4	$1,616.4	$1,717.8	$(1,198.5)	Various	Various	3 to 20 years
Canada - 4,766 displays					1.5	321.0	322.5	(292.4)	Various	Various	3 to 20 years
					$102.9	$1,937.4	$2,040.3	$(1,490.9)
______________________
(1)No single asset exceeded 5% of the total gross carrying amount as of December 31, 2021.
(2)This information is omitted as it would be impracticable to compile on a site-by-site basis.
(3)Includes sites under construction.

The following table summarizes the activity for the Company’s real estate assets, which consist of advertising displays, and the related accumulated depreciation.

	2021	2020	2019
Gross real estate assets:
Balance at the beginning of the year(a)	$1,993.0	$1,962.2	$1,886.9
New Investments	28.3	9.0	25.0
Redevelopments	15.3	20.3	35.6
Recurring capital expenditures	12.4	7.6	10.2
Purchase price accounting adjustments	0.7	—	—
Land acquisitions	5.0	—	2.1
Additions for construction of / improvements to structures	61.7	36.9	72.9
Assets sold or written-off(a)	(14.6)	(14.8)	(12.1)
Foreign exchange	0.2	8.7	14.5
Balance at the end of the year(a)	$2,040.3	$1,993.0	$1,962.2
Accumulated depreciation:
Balance at the beginning of the year(a)	$1,448.2	$1,391.3	$1,323.2
Depreciation	56.0	61.6	66.0
Assets sold or written-off(a)	(13.5)	(12.8)	(10.7)
Foreign exchange	0.2	8.1	12.8
Balance at the end of the year(a)	$1,490.9	$1,448.2	$1,391.3
(a)Certain real estate assets were fully depreciated and no longer being utilized prior to 2019. As a result, we have revised previously reported assets sold or written off and the related accumulated depreciation as of December 31, 2019. The revision, which has no impact on the Consolidated Statement of Financial Position, increased previously reported assets sold or written off by $2.7 million, and accumulated depreciation related to assets sold or written off by $2.7 million.

(a)(3) Exhibits. The exhibits filed as part of this Annual Report on Form 10-K are listed on the Exhibit Index immediately following “Item 16. Form 10-K Summary,” which is incorporated herein by reference.

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

4.2
Indenture, dated as of November 18, 2019, by and among Outfront Media Capital LLC, Outfront Media Capital Corporation, the guarantors named therein and Deutsche Bank Trust Company Americas (including the Form of Senior Notes) (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-36367), filed on November 18, 2019).

4.3
Indenture, dated as of May 15, 2020, by and among Outfront Media Capital LLC, Outfront Media Capital Corporation, the guarantors named therein and Deutsche Bank Trust Company Americas (including the Form of Senior Notes) (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-36367), filed on May 15, 2020).

4.4
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

10.18
Form of Certificate and Terms and Conditions for Performance-Based Restricted Share Units Awards with Time Vesting granted under the OUTFRONT Media Inc. Amended and Restated Omnibus Stock Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021, File No. 001-36367).*

10.19
Form of Certificate and Terms and Conditions for Restricted Share Units Awards with Time Vesting granted under the OUTFRONT Media Inc. Amended and Restated Omnibus Stock Incentive Plan (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021, File No. 001-36367).*

10.20
Form of Certificate and Terms and Conditions for One-Time Performance-Based Restricted Share Units Awards with Time Vesting granted under the OUTFRONT Media Inc. Amended and Restated Omnibus Stock Incentive Plan (incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021, File No. 001-36367).*

10.21
Form of Certificate and Terms and Conditions for One-Time Restricted Share Units Awards with Time Vesting granted under the OUTFRONT Media Inc. Amended and Restated Omnibus Stock Incentive Plan (incorporated herein by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021, File No. 001-36367).*

10.22
Form of Certificate and Terms and Conditions for Restricted Share Units Awards with Time Vesting for Directors granted under the OUTFRONT Media Inc. Amended and Restated Omnibus Stock Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021, File No. 001-36367).*

10.23
Summary of Compensation for Outside Directors, effective June 9, 2015 and July 1, 2017 (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2017, File No. 001-36367).*

10.24
Employment Agreement with Jodi Senese, dated as of June 6, 2016 (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2016, File No. 001-36367).*

10.25
OUTFRONT Media Inc. Executive Change in Control Severance Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-36367), filed on December 14, 2015).*

10.26
Form of Participation Agreement under the OUTFRONT Media Inc. Executive Change in Control Severance Plan (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-36367), filed on December 14, 2015).*

10.27
Employment Agreement with Richard Sauer, dated as of February 24, 2017 (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2017, File No. 001-36367).*

10.28
Employment Agreement with Nancy Tostanoski, dated as of May 5, 2017 (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2017, File No. 001-36367).*

10.29
Employment Agreement with Andrew R. Sriubas, dated as of July 28, 2017 (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2017, File No. 001-36367).*

10.30
Employment Agreement with Jeremy J. Male, dated as of September 18, 2017 (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2017, File No. 001-36367).*

10.31
Employment Agreement with Clive Punter, dated as of December 8, 2017 (incorporated herein by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, File No. 001-36367).*

10.32
Employment agreement with Matthew Siegel, dated as of May 24, 2018 (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-36367), filed on May 24, 2018).*

10.33
Amendment No. 6 to Credit Agreement, dated as of April 15, 2020, by and among Outfront Media Capital LLC, Outfront Media Capital Corporation, the guarantors party thereto, Morgan Stanley Senior Funding, Inc. and the other lenders party thereto from time to time, to Credit Agreement, dated as of January 31, 2014, as amended (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-36367), filed on April 21, 2020).

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

Date:	February 24, 2022	OUTFRONT MEDIA INC.

		By:	/s/ Matthew Siegel
			Name:	Matthew Siegel
			Title:	Executive Vice President and Chief Financial Officer

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

Signature	Title	Date

/s/ Jeremy J. Male	Chairman and Chief Executive Officer	February 24, 2022
Jeremy J. Male	(Principal Executive Officer)

/s/ Matthew Siegel	Executive Vice President and Chief Financial Officer	February 24, 2022
Matthew Siegel	(Principal Financial Officer)

/s/ Patrick Martin	Senior Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)	February 24, 2022
Patrick Martin

/s/ Nicolas Brien	Director	February 24, 2022
Nicolas Brien

/s/ Angela Courtin	Director	February 24, 2022
Angela Courtin

/s/ Manuel A. Diaz	Director	February 24, 2022
Manuel A. Diaz

/s/ Michael J. Dominguez	Director	February 24, 2022
Michael J. Dominguez

/s/ Peter Mathes	Director	February 24, 2022
Peter Mathes

/s/ Susan M. Tolson	Director	February 24, 2022
Susan M. Tolson

/s/ Joseph H. Wender	Director	February 24, 2022
Joseph H. Wender