Form 10-Q
period 2022-03-31
OUTFRONT Media Inc.
filed 2022-05-03
CIK 1579877

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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

As of May 2, 2022, the number of shares outstanding of the registrant’s common stock was 164,009,700.

OUTFRONT MEDIA INC.
QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2022

PART I
Item 1.    Financial Statements.
OUTFRONT Media Inc.
Consolidated Statements of Financial Position
(Unaudited)

	As of
(in millions)	March 31, 2022	December 31, 2021
Assets:
Current assets:
Cash and cash equivalents	$355.7	$424.8
Receivables, less allowance ($20.3 in 2022 and $18.5 in 2021)	265.0	310.5
Prepaid lease and franchise costs	10.3	12.5
Other prepaid expenses	18.5	17.8
Other current assets	11.2	11.7
Total current assets	660.7	777.3
Property and equipment, net (Note 4)	652.1	647.9
Goodwill	2,078.3	2,077.8
Intangible assets (Note 5)	609.5	614.9
Operating lease assets (Note 6)	1,503.5	1,485.5
Prepaid MTA equipment deployment costs (Note 18)	295.2	279.8
Other assets	43.7	41.5
Total assets	$5,843.0	$5,924.7

Liabilities:
Current liabilities:
Accounts payable	$52.6	$64.9
Accrued compensation	43.2	74.5
Accrued interest	17.4	30.7
Accrued lease and franchise costs	50.1	60.1
Other accrued expenses	46.6	40.3
Deferred revenues	43.0	30.9
Short-term operating lease liabilities (Note 6)	194.3	187.5
Other current liabilities	18.6	18.8
Total current liabilities	465.8	507.7
Long-term debt, net (Note 9)	2,621.9	2,620.6
Deferred income tax liabilities, net	18.5	17.2
Asset retirement obligation (Note 7)	36.9	36.4
Operating lease liabilities (Note 6)	1,319.4	1,308.4
Other liabilities	41.6	43.9
Total liabilities	4,504.1	4,534.2

Commitments and contingencies (Note 18)

Preferred stock (2022 - 50.0 shares authorized, and 0.1 shares of Series A Preferred Stock issued and outstanding; 2021 - 50.0 shares authorized, and 0.4 shares of Series A Preferred Stock issued and outstanding) (Note 10)	119.8	383.4
Stockholders’ equity (Note 10):
Common stock (2022 - 450.0 shares authorized, and 164.0 shares issued and outstanding; 2021 - 450.0 shares authorized, and 145.6 issued and outstanding)	1.6	1.5
Additional paid-in capital	2,391.3	2,119.0
Distribution in excess of earnings	(1,176.8)	(1,122.0)
Accumulated other comprehensive loss	(1.4)	(4.4)
Total stockholders’ equity	1,214.7	994.1
Non-controlling interests	4.4	13.0
Total equity	1,338.9	1,390.5
Total liabilities and equity	$5,843.0	$5,924.7
See accompanying notes to unaudited consolidated financial statements.

OUTFRONT Media Inc.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended
	March 31,
(in millions, except per share amounts)	2022	2021
Revenues:
Billboard	$298.2	$223.6
Transit and other	75.3	35.6
Total revenues	373.5	259.2
Expenses:
Operating	212.8	177.6
Selling, general and administrative	98.4	76.5
Net gain on dispositions	(0.3)	(0.3)
Depreciation	19.3	20.0
Amortization	14.8	16.4
Total expenses	345.0	290.2
Operating income (loss)	28.5	(31.0)
Interest expense, net	(30.7)	(34.6)
Loss on extinguishment of debt	—	(6.3)
Other loss, net	(0.1)	—
Loss before benefit for income taxes and equity in earnings of investee companies	(2.3)	(71.9)
Benefit for income taxes	2.1	4.7
Equity in earnings of investee companies, net of tax	0.3	(0.4)
Net income (loss) before allocation to non-controlling interests	0.1	(67.6)
Net income attributable to non-controlling interests	0.2	0.1
Net loss attributable to OUTFRONT Media Inc.	$(0.1)	$(67.7)

Net loss per common share:
Basic	$(0.04)	$(0.52)
Diluted	$(0.04)	$(0.52)

Weighted average shares outstanding:
Basic	152.0	144.8
Diluted	152.0	144.8
See accompanying notes to unaudited consolidated financial statements.

OUTFRONT Media Inc.
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended
	March 31,
(in millions)	2022	2021
Net income (loss) before allocation to non-controlling interests	$0.1	$(67.6)
Net income attributable to non-controlling interests	0.2	0.1
Net loss attributable to OUTFRONT Media Inc.	(0.1)	(67.7)
Other comprehensive income, net of tax:
Cumulative translation adjustments	2.7	1.3
Change in fair value of interest rate swap agreements	0.3	1.2
Total other comprehensive income, net of tax	3.0	2.5
Total comprehensive income (loss)	$2.9	$(65.2)
See accompanying notes to unaudited consolidated financial statements.

OUTFRONT Media Inc.
Consolidated Statements of Equity
(Unaudited)

			Stockholders’ Equity
(in millions, except per share amounts)	Shares of Series A Preferred Stock	Series A Preferred Stock ($0.01 per share par value)	Shares of Common Stock	Common Stock ($0.01 per share par value)	Additional Paid-In Capital	Distribution in Excess of Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Non-Controlling Interests	Total Equity
Balance as of December 31, 2020	0.4	$383.4	144.5	$1.4	$2,090.8	$(1,100.4)	$(18.0)	$973.8	$26.5	$1,383.7
Net income (loss)	—	—	—	—	—	(67.7)	—	(67.7)	0.1	(67.6)
Other comprehensive income	—	—	—	—	—	—	2.5	2.5	—	2.5
Stock-based payments:
Vested	—	—	1.0	0.1	—	—	—	0.1	—	0.1
Amortization	—	—	—	—	6.0	—	—	6.0	—	6.0
Shares paid for tax withholding for stock-based payments	—	—	(0.5)	—	(8.7)	—	—	(8.7)	—	(8.7)
Class A equity interest redemptions	—	—	0.5	—	10.7	—	—	10.7	(10.7)	—
Series A Preferred Stock dividends (7%)	—	—	—	—	—	(7.0)	—	(7.0)	—	(7.0)
Other	—	—	—	—	(3.3)	—	—	(3.3)	(1.5)	(4.8)
Balance as of March 31, 2021	0.4	$383.4	145.5	$1.5	$2,095.5	$(1,175.1)	$(15.5)	$906.4	$14.4	$1,304.2

Balance as of December 31, 2021	0.4	$383.4	145.6	$1.5	$2,119.0	$(1,122.0)	$(4.4)	$994.1	$13.0	$1,390.5
Net income (loss)	—	—	—	—	—	(0.1)	—	(0.1)	0.2	0.1
Other comprehensive income	—	—	—	—	—	—	3.0	3.0	—	3.0
Stock-based payments:
Vested	—	—	1.0	—	—	—	—	—	—	—
Amortization	—	—	—	—	7.9	—	—	7.9	—	7.9
Shares paid for tax withholding for stock-based payments	—	—	(0.4)	—	(10.9)	—	—	(10.9)	—	(10.9)
Series A Preferred Stock conversions	(0.3)	(266.8)	17.4	0.1	266.7	—	—	266.8	—	—
Class A equity interest redemptions	—	—	0.4	—	8.6	—	—	8.6	(8.6)	—
Series A Preferred Stock dividends (7%)	—	3.2	—	—	—	(5.4)	—	(5.4)	—	(2.2)
Dividends ($0.30 per share)	—	—	—	—	—	(49.3)	—	(49.3)	—	(49.3)
Other	—	—	—	—	—	—	—	—	(0.2)	(0.2)
Balance as of March 31, 2022	0.1	$119.8	164.0	$1.6	$2,391.3	$(1,176.8)	$(1.4)	$1,214.7	$4.4	$1,338.9
See accompanying notes to unaudited consolidated financial statements.

OUTFRONT Media Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31,
(in millions)	2022	2021
Operating activities:
Net loss attributable to OUTFRONT Media Inc.	$(0.1)	$(67.7)
Adjustments to reconcile net loss to net cash flow provided by (used for) operating activities:
Net income attributable to non-controlling interests	0.2	0.1
Depreciation and amortization	34.1	36.4
Deferred tax benefit	(1.3)	(5.2)
Stock-based compensation	7.9	6.0
Provision (recovery) for doubtful accounts	1.7	(2.8)
Accretion expense	0.7	0.7
Net gain on dispositions	(0.3)	(0.3)
Loss on extinguishment of debt	—	6.3
Equity in earnings of investee companies, net of tax	(0.3)	0.4
Distributions from investee companies	0.3	0.3
Amortization of deferred financing costs and debt discount and premium	1.6	1.9
Change in assets and liabilities, net of investing and financing activities:
Decrease in receivables	44.1	47.2
Increase in prepaid MTA equipment deployment costs	(15.4)	(3.6)
Decrease in prepaid expenses and other current assets	3.4	1.2
Decrease in accounts payable and accrued expenses	(64.2)	(46.1)
Increase in operating lease assets and liabilities	1.7	0.4
Increase in deferred revenues	12.1	12.8
Decrease in income taxes	(3.0)	(0.1)
Other, net	(2.7)	1.3
Net cash flow provided by (used for) operating activities	20.5	(10.8)

Investing activities:
Capital expenditures	(16.9)	(9.4)
Acquisitions	(9.6)	(15.8)
MTA franchise rights	(2.1)	(4.2)
Net proceeds from dispositions	0.8	1.1
Net cash flow used for investing activities	(27.8)	(28.3)

Financing activities:
Proceeds from long-term debt borrowings	—	500.0
Repayments of long-term debt borrowings	—	(500.0)
Repayments of borrowings under short-term debt facilities	—	(80.0)
Payments of deferred financing costs	—	(7.1)
Payments of debt extinguishment charges	—	(4.7)
Taxes withheld for stock-based compensation	(10.9)	(8.8)
Dividends	(51.5)	(7.3)
Other	—	(3.7)
Net cash flow used for financing activities	(62.4)	(111.6)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	0.6	0.3
Net decrease in cash, cash equivalents and restricted cash	(69.1)	(150.4)
Cash, cash equivalents and restricted cash at beginning of period	424.8	712.0
Cash, cash equivalents and restricted cash at end of period	$355.7	$561.6

OUTFRONT Media Inc.
Consolidated Statements of Cash Flows (Continued)
(Unaudited)

	Three Months Ended
	March 31,
(in millions)	2022	2021
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$2.1	$0.5
Cash paid for interest	42.6	39.9

Non-cash investing and financing activities:
Accrued purchases of property and equipment	$7.3	$3.8
Accrued MTA franchise rights	3.8	7.0
Taxes withheld for stock-based compensation	0.1	—
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

Basis of Presentation and Use of Estimates

The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules of the Securities and Exchange Commission (the “SEC”). In the opinion of our management, the accompanying unaudited consolidated financial statements reflect all adjustments, consisting of normal and recurring adjustments, necessary for a fair statement of our financial position, results of operations and cash flows for the periods presented. These financial statements should be read in conjunction with the more detailed financial statements and notes thereto, included in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on February 24, 2022.

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

Note 2. New Accounting Standards

Recent Pronouncements

In March 2020, the Financial Accounting Standards Board (“FASB”) issued guidance providing optional expedients and exceptions for accounting for contracts, hedging relationships and other transactions that reference to the London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued because of reference rate reform, if certain criteria are met. The guidance is effective for all entities as of March 12, 2020, through December 31, 2022. We do not expect this guidance to impact our accounting for our existing debt and hedging instruments.

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

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)
Note 3. Restricted Cash

In August 2021, the escrow agreement in connection with one of our transit franchise contracts, which required us to deposit funds into an escrow account to fund capital expenditures over the term of the transit franchise contract, was terminated. As of March 31, 2022, we have no restricted cash.

	As of
(in millions)	March 31, 2022	March 31, 2021	December 31, 2021
Cash and cash equivalents	$355.7	$560.0	$424.8
Restricted cash	—	1.6	—
Cash, cash equivalents and restricted cash	$355.7	$561.6	$424.8

Note 4. Property and Equipment, Net

The table below presents the balances of major classes of assets and accumulated depreciation.

		As of
(in millions)	Estimated Useful Lives	March 31, 2022	December 31, 2021
Land		$103.3	$102.9
Buildings	15 to 35 years	50.6	50.3
Advertising structures	3 to 20 years	1,953.6	1,937.4
Furniture, equipment and other	3 to 10 years	175.6	171.3
Construction in progress		47.8	38.7
		2,330.9	2,300.6
Less: Accumulated depreciation		1,678.8	1,652.7
Property and equipment, net		$652.1	$647.9

Depreciation expense was $19.3 million in the three months ended March 31, 2022, and $20.0 million in the three months ended March 31, 2021.

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

Our identifiable intangible assets consist of the following:

(in millions)	Gross	Accumulated Amortization	Net
As of March 31, 2022:
Permits and leasehold agreements	$1,311.8	$(828.3)	$483.5
Franchise agreements	529.3	(405.4)	123.9
Other intangible assets	4.9	(2.8)	2.1
Total intangible assets	$1,846.0	$(1,236.5)	$609.5

As of December 31, 2021:
Permits and leasehold agreements	$1,303.6	$(816.5)	$487.1
Franchise agreements	528.2	(402.7)	125.5
Other intangible assets	4.9	(2.6)	2.3
Total intangible assets	$1,836.7	$(1,221.8)	$614.9

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)

In the three months ended March 31, 2022, we acquired 15 displays, resulting in amortizable intangible assets for permits and leasehold agreements of $6.1 million, which are amortized using the straight-line method over their estimated useful lives, an average period of 13.4 years.

All of our intangible assets, except goodwill, are subject to amortization. Amortization expense was $14.8 million in the three months ended March 31, 2022, and $16.4 million in the three months ended March 31, 2021.

Note 6. Leases

Lessee

As of March 31, 2022, we have operating lease assets of $1.5 billion, short-term operating lease liabilities of $194.3 million and non-current operating lease liabilities of $1.3 billion. As of December 31, 2021, we had operating lease assets of $1.5 billion, short-term operating lease liabilities of $187.5 million and non-current operating lease liabilities of $1.3 billion. As of March 31, 2022, the weighted-average remaining lease term was 10.7 years and the weighted-average discount rate was 5.2%. As of December 31, 2021, the weighted-average remaining lease term was 10.5 years and the weighted-average discount rate was 5.2%.

For the three months ended March 31, 2022, we recorded operating lease costs of $106.7 million in Operating expenses and $2.7 million in Selling, general and administrative expenses. For the three months ended March 31, 2022, these costs include $25.0 million of variable operating lease costs. For the three months ended March 31, 2021, we recorded operating lease costs of $93.7 million in Operating expenses and $2.1 million in Selling, general and administrative expenses. For the three months ended March 31, 2021, these costs include $13.9 million of variable operating lease costs. For each of the three months ended March 31, 2022 and 2021, sublease income was immaterial.

For the three months ended March 31, 2022, cash paid for operating leases was $118.4 million and leased assets obtained in exchange for new operating lease liabilities was $81.9 million. For the three months ended March 31, 2021, cash paid for operating leases was $97.9 million and leased assets obtained in exchange for new operating lease liabilities was $69.1 million.

Lessor

We recorded rental income of $288.3 million for the three months ended March 31, 2022, and $215.8 million for the three months ended March 31, 2021, in Revenues on our Consolidated Statement of Operations.

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

(in millions)
As of December 31, 2021	$36.4
Accretion expense	0.7
Additions	0.1
Liabilities settled	(0.4)
Foreign currency translation adjustments	0.1
As of March 31, 2022	$36.9

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)
Note 8. Related Party Transactions

We have a 50% ownership interest in two joint ventures that operate transit shelters in the greater Los Angeles area and Vancouver, and four joint ventures which currently operate a total of seven billboard displays in New York and Boston. All of these joint ventures are accounted for as equity investments. These investments totaled $11.3 million as of March 31, 2022, and $11.2 million as of December 31, 2021, and are included in Other assets on the Consolidated Statements of Financial Position. We provided sales and management services to these joint ventures and recorded management fees in Revenues on the Consolidated Statement of Operations of $1.7 million in the three months ended March 31, 2022, and $1.1 million in the three months ended March 31, 2021.

Note 9. Debt

Debt, net, consists of the following:

	As of
(in millions, except percentages)	March 31, 2022	December 31, 2021
Long-term debt:
Term loan, due 2026	598.3	598.2

Senior unsecured notes:
6.250% senior unsecured notes, due 2025	400.0	400.0
5.000% senior unsecured notes, due 2027	650.0	650.0
4.250% senior unsecured notes, due 2029	500.0	500.0
4.625% senior unsecured notes, due 2030	500.0	500.0
Total senior unsecured notes	2,050.0	2,050.0

Debt issuance costs	(26.4)	(27.6)
Total long-term debt, net	2,621.9	2,620.6

Total debt, net	$2,621.9	$2,620.6

Weighted average cost of debt	4.3%	4.3%

Term Loan

The interest rate on the term loan due in 2026 (the “Term Loan”) was 2.2% per annum as of March 31, 2022. As of March 31, 2022, a discount of $1.7 million on the Term Loan remains unamortized. The discount is being amortized through Interest expense, net, on the Consolidated Statement of Operations.

Revolving Credit Facility

We also have a $500.0 million revolving credit facility, which matures in 2024 (the “Revolving Credit Facility,” together with the Term Loan, the “Senior Credit Facilities”).

As of March 31, 2022, there were no outstanding borrowings under the Revolving Credit Facility.

The commitment fee based on the amount of unused commitments under the Revolving Credit Facility was $0.4 million in each of the three months ended March 31, 2022, and 2021. As of March 31, 2022, we had issued letters of credit totaling approximately $4.1 million against the letter of credit facility sublimit under the Revolving Credit Facility.

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)
Standalone Letter of Credit Facilities

As of March 31, 2022, we had issued letters of credit totaling approximately $72.7 million under our aggregate $81.0 million standalone letter of credit facilities. The total fees under the letter of credit facilities were immaterial in each of the three months ended March 31, 2022 and 2021.

Accounts Receivable Securitization Facility

As of March 31, 2022, we have a revolving accounts receivable securitization facility (the “AR Facility”), which terminates in June 2022, unless further extended.

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

As of March 31, 2022, there were no outstanding borrowings under the AR Facility. As of March 31, 2022, there was no borrowing capacity under the AR Facility due to a voluntary temporary suspension of the AR Facility in accordance with the agreements governing the AR Facility; however, as of March 31, 2022, we had approximately $303.2 million of accounts receivable that could be used as collateral for the AR Facility. The commitment fee based on the amount of unused commitments under the AR Facility was immaterial for each of the three months ended March 31, 2022 and 2021.

Debt Covenants

Our credit agreement, dated as of January 31, 2014 (as amended, supplemented or otherwise modified, the “Credit Agreement”), governing the Senior Credit Facilities, the agreements governing the AR Facility, and the indentures governing our senior unsecured notes contain customary affirmative and negative covenants, subject to certain exceptions, including but not limited to those that restrict the Company’s and its subsidiaries’ abilities to (i) pay dividends on, repurchase or make distributions in respect to the Company’s or its wholly-owned subsidiary, Outfront Media Capital LLC’s capital stock or make other restricted payments other than dividends or distributions necessary for us to maintain our REIT status, subject to certain conditions and exceptions, (ii) enter into agreements restricting certain subsidiaries’ ability to pay dividends or make other intercompany or third-party transfers, and (iii) incur additional indebtedness. One of the exceptions to the restriction on our ability to incur additional indebtedness is satisfaction of a Consolidated Total Leverage Ratio, which is the ratio of our consolidated total debt to our Consolidated EBITDA (as defined in the Credit Agreement) for the trailing four consecutive quarters, of no greater than 6.0 to 1.0. As of March 31, 2022, our Consolidated Total Leverage Ratio was 5.8 to 1.0 in accordance with the Credit Agreement.

The terms of the Credit Agreement (and under certain circumstances, the agreements governing the AR Facility) require that we maintain a Consolidated Net Secured Leverage Ratio, which is the ratio of (i) our consolidated secured debt (less up to $150.0 million of unrestricted cash) to (ii) our Consolidated EBITDA (as defined in the Credit Agreement) for the trailing four consecutive quarters, of no greater than 4.5 to 1.0. As of March 31, 2022, our Consolidated Net Secured Leverage Ratio was 1.0 to 1.0 in accordance with the Credit Agreement. As of March 31, 2022, we are in compliance with our debt covenants.

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)
Deferred Financing Costs

As of March 31, 2022, we had deferred $28.8 million in fees and expenses associated with the Term Loan, Revolving Credit Facility, AR Facility and our senior unsecured notes. We are amortizing the deferred fees through Interest expense, net, on our Consolidated Statement of Operations over the respective terms of the Term Loan, Revolving Credit Facility, AR Facility and our senior unsecured notes.

Interest Rate Swap Agreement

We have an interest rate cash flow swap agreement to effectively convert a portion of our LIBOR-based variable rate debt to a fixed rate and hedge our interest rate risk related to such variable rate debt. The fair value of this swap position was a net liability of approximately $0.1 million as of March 31, 2022, and $0.4 million as of December 31, 2021, and is included in Other current liabilities on our Consolidated Statement of Financial Position.

As of March 31, 2022, under the terms of this agreement, we will pay interest based on an aggregate notional amount of $50.0 million, under a weighted-average fixed interest rate of 1.8%, with a receive rate of one-month LIBOR and which matures on June 30, 2022. The one-month LIBOR rate was approximately 0.5% as of March 31, 2022.

Fair Value

Under the fair value hierarchy, observable inputs such as unadjusted quoted prices in active markets for identical assets or liabilities are defined as Level 1; observable inputs other than quoted prices included within Level 1 that are either directly or indirectly observable for the asset or liability are defined as Level 2; and unobservable inputs for the asset or liability are defined as Level 3. The aggregate fair value of our debt, which is estimated based on quoted market prices of similar liabilities, was approximately $2.6 billion as of March 31, 2022, and $2.7 billion as of December 31, 2021. The fair value of our debt as of both March 31, 2022, and December 31, 2021, is classified as Level 2. The aggregate fair value loss associated with our interest rate cash flow swap agreements was approximately $0.1 million as of March 31, 2022, and $0.4 million as of December 31, 2021. The aggregate fair value of our interest rate cash flow swap agreements as of both March 31, 2022 and December 31, 2021, is classified as Level 2.

Note 10. Equity

As of March 31, 2022, 450,000,000 shares of our common stock, par value $0.01 per share, were authorized, of which 164,009,700 shares were issued and outstanding; and 50,000,000 shares of our preferred stock, par value $0.01 per share, were authorized, of which 125,000 shares of Series A Convertible Perpetual Preferred Stock (the “Series A Preferred Stock”), par value $0.01 per share, were issued and outstanding.

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

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)
Company and the holders of the Series A Preferred Stock may convert or redeem the Series A Preferred Stock at the prices set forth in the Articles, plus any accrued and unpaid dividends.

On March 1, 2022, 275,000 shares of Series A Preferred Stock were converted into approximately 17.4 million shares of the Company’s common stock, which included $3.2 million of accrued and unpaid dividends through and including the conversion date that were settled in the Company’s common stock in accordance with the Articles. During the three months ended March 31, 2022, we paid cash dividends of $2.2 million on the Series A Preferred Stock. As of March 31, 2022, the maximum number of shares of common stock that could be required to be issued on conversion of the outstanding shares of Series A Preferred Stock was approximately 7.8 million shares.

In connection with the acquisition of outdoor advertising assets in Canada in June 2017, the Company issued 1,953,407 shares of Class A equity interests of a subsidiary of the Company that controls its Canadian business (“Outfront Canada”), which, among other things, were (i) entitled to receive priority cash distributions from Outfront Canada at the same time and in the same per share amount as the dividends paid on shares of the Company’s common stock, and (ii) redeemable by the holders in exchange for shares of the Company’s common stock on a one-for-one basis. During the three months ended March 31, 2022, we made distributions of $0.1 million to holders of the Class A equity interests, which are recorded in Dividends on our Consolidated Statements of Equity and Consolidated Statements of Cash Flows. As of March 31, 2022, all Class A equity interests have been redeemed for shares of the Company’s common stock and no Class A equity interests are outstanding.

We have a sales agreement in connection with an “at-the-market” equity offering program (the “ATM Program”), under which we may, from time to time, issue and sell shares of our common stock up to an aggregate offering price of $300.0 million. We have no obligation to sell any of our common stock under the sales agreement and may at any time suspend solicitations and offers under the sales agreement. No shares were sold under the ATM Program during the three months ended March 31, 2022. As of March 31, 2022, we had approximately $232.5 million of capacity remaining under the ATM Program.

On May 2, 2022, we announced that our board of directors approved a quarterly cash dividend of $0.30 per share on our common stock, payable on June 30, 2022, to stockholders of record at the close of business on June 3, 2022.

Note 11. Revenues

The following table summarizes revenues by source:

	Three Months Ended
	March 31,
(in millions)	2022	2021
Billboard:
Static displays	$206.0	$165.1
Digital displays	81.4	49.3
Other	10.8	9.2
Billboard revenues	298.2	223.6
Transit:
Static displays	41.2	23.9
Digital displays	25.9	6.4
Other	6.4	4.6
Total transit revenues	73.5	34.9
Other	1.8	0.7
Transit and other revenues	75.3	35.6
Total revenues	$373.5	$259.2

Rental income was $288.3 million in the three months ended March 31, 2022, and $215.8 million in the three months ended March 31, 2021, and is recorded in Billboard revenues on the Consolidated Statement of Operations.

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)
The following table summarizes revenues by geography:

	Three Months Ended
	March 31,
(in millions)	2022	2021
United States:
Billboard	$283.4	$212.5
Transit and other	70.8	32.9
Other	1.8	0.7
Total United States revenues	356.0	246.1
Canada	17.5	13.1
Total revenues	$373.5	$259.2

We recognized substantially all of the Deferred revenues on the Consolidated Statement of Financial Position as of December 31, 2021, during the three months ended March 31, 2022.

Note 12. Restructuring Charges

As of March 31, 2022, $0.4 million in restructuring reserves remain outstanding and is included in Other current liabilities on the Consolidated Statement of Financial Position.

Note 13. Acquisitions

We completed several asset acquisitions for a total purchase price of approximately $9.6 million in the three months ended March 31, 2022, and $15.8 million in the three months ended March 31, 2021.

In the second quarter of 2018, we entered into an agreement to acquire 14 digital and seven static billboard displays in California for a total estimated purchase price of $35.4 million. In the second quarter of 2019, we completed this acquisition except with respect to four digital displays, which we expect to acquire in 2023 for an estimated purchase price of $9.2 million, subject to customary closing conditions and the timing of site development.

Note 14. Stock-Based Compensation

The following table summarizes our stock-based compensation expense for the three months ended March 31, 2022 and 2021.

	Three Months Ended
	March 31,
(in millions)	2022	2021
Stock-based compensation expenses (restricted share units (“RSUs”) and performance-based RSUs (“PRSUs”)), before income taxes	$7.9	$6.0
Tax benefit	(0.4)	(0.3)
Stock-based compensation expense, net of tax	$7.5	$5.7

As of March 31, 2022, total unrecognized compensation cost related to non-vested RSUs and PRSUs was $55.2 million, which is expected to be recognized over a weighted average period of 2.1 years.

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)
RSUs and PRSUs

The following table summarizes activity for the three months ended March 31, 2022, of RSUs and PRSUs issued to our employees.

	Activity	Weighted Average Per Share Grant Date Fair Market Value
Non-vested as of December 31, 2021	2,447,246	$23.18
Granted:
RSUs	908,598	25.24
PRSUs	482,618	24.42
Vested:
RSUs	(710,912)	24.13
PRSUs	(293,773)	21.65
Forfeitures:
RSUs	(5,925)	23.62
PRSUs	(3,061)	26.60
Non-vested as of March 31, 2022	2,824,791	23.89

Note 15. Retirement Benefits

The following table presents the components of net periodic pension cost and amounts recognized in other comprehensive income (loss) for our pension plans:

	Three Months Ended
	March 31,
(in millions)	2022	2021
Components of net periodic pension cost:
Service cost	$—	$0.1
Interest cost	0.5	0.5
Expected return on plan assets	(0.7)	(0.8)
Amortization of net actuarial losses(a)	—	0.2
Net periodic pension cost	$(0.2)	$—

(a)Reflects amounts reclassified from accumulated other comprehensive income to net income.

In the three months ended March 31, 2022, we contributed $0.1 million to our defined benefit pension plans. In 2022, we expect to contribute approximately $0.1 million to our defined benefit pension plans.

Note 16. Income Taxes

We are organized in conformity with the requirements for qualification and taxation as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”) and, accordingly, we have not provided for U.S. federal income tax on our REIT taxable income that we distribute to our stockholders. We have elected to treat our subsidiaries that participate in certain non-REIT qualifying activities as taxable REIT subsidiaries (“TRSs”). As such, we have provided for their federal, state and foreign income taxes.

Tax years 2018 to present are open for examination by the tax authorities.

Our effective income tax rate represents a combined annual effective tax rate for federal, state, local and foreign taxes applied to interim operating results.

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)

In the three months ended March 31, 2022 and 2021, our effective tax rate differed from the U.S. federal statutory income tax rate primarily due to our REIT status, including the dividends paid deduction, the impact of state and local taxes, and the effect of foreign operations.

Note 17. Earnings Per Share (“EPS”)

	Three Months Ended
	March 31,
(in millions)	2022	2021
Net loss available for common stockholders	$(0.1)	$(67.7)
Less: Distributions to holders of Series A Preferred Stock	5.4	7.0
Less: Distributions to holders of Class A equity interests of a subsidiary	0.1	—
Net loss available for common stockholders, basic and diluted	$(5.6)	$(74.7)

Weighted average shares for basic and diluted EPS	152.0	144.8

(a)The potential impact of 1.1 million granted RSUs and PRSUs in the three months ended March 31, 2022, and 1.9 million granted RSUs, PRSUs and stock options in the three months ended March 31, 2021, were antidilutive.
(b)The potential impact of 19.1 million shares of our common stock issuable upon conversion of the Series A Preferred Stock in the three months ended March 31, 2022, and 25.0 million shares of our common stock issuable upon conversion of the Series A Preferred Stock in the three months ended March 31, 2021, were antidilutive.
(c)The potential impact of 0.3 million of Class A equity interests of Outfront Canada in the three months ended March 31, 2022, and 0.8 million of Class A equity interests of Outfront Canada in the three months ended March 31, 2021, was antidilutive. (See Note 10. Equity to the Consolidated Financial Statements.)

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

•Recoupment of Equipment Deployment Costs. We may retain incremental revenues that exceed an annual base revenue amount for the cost of deploying advertising and communications displays throughout the transit system. As presented in the table below, recoupable MTA equipment deployment costs are recorded as Prepaid MTA equipment deployment costs and Intangible assets on our Consolidated Statement of Financial Position, and as these costs are recouped from incremental revenues that the MTA would otherwise be entitled to receive, Prepaid MTA equipment deployment costs will be reduced. If incremental revenues generated over the term of the agreement are not sufficient to cover all or a portion of the equipment deployment costs, the costs will not be recouped, which could have an adverse effect on our business, financial condition and results of operations. If we do not recoup all costs of deploying advertising and communications screens with respect to the New Inventory by the end of the term of the MTA Agreement, the MTA will be obligated to reimburse us for these costs. Deployment costs in an amount not to exceed $50.7 million, which

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)
are deemed authorized before December 31, 2020, will be paid directly by the MTA. For any deployment costs deemed authorized after December 31, 2020, the MTA and the Company will no longer be obligated to directly pay 70% and 30% of the costs, respectively, and these costs will be subject to recoupment in accordance with the MTA Agreement. We did not recoup any equipment deployment costs in the three months ended March 31, 2022, and it is unlikely we will recoup equipment deployment costs in the remainder of 2022.

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

During the three months ended March 31, 2022, we had no recoupment from incremental revenues and as of March 31, 2022, $48.5 million has been funded by the MTA. As of March 31, 2022, 12,479 digital displays had been installed, of which 1,387 installations occurred in the three months ended March 31, 2022.

(in millions)	Beginning Balance	Deployment Costs Incurred	Recoupment/MTA Funding	Amortization	Ending Balance
Three months ended March 31, 2022:
Prepaid MTA equipment deployment costs	$279.8	$15.4	$—	$—	$295.2
Other current assets	5.2	0.1	(3.1)	—	2.2
Intangible assets (franchise agreements)	63.0	1.4	—	(0.6)	63.8
Total	$348.0	$16.9	$(3.1)	$(0.6)	$361.2

Year ended December 31, 2021:
Prepaid MTA equipment deployment costs	$204.6	$75.2	$—	$—	$279.8
Other current assets	28.0	6.2	(29.0)	—	5.2
Intangible assets (franchise agreements)	58.4	14.5	—	(9.9)	63.0
Total	$291.0	$95.9	$(29.0)	$(9.9)	$348.0

Letters of Credit

We have indemnification obligations with respect to letters of credit and surety bonds primarily used as security against non-performance in the normal course of business. As of March 31, 2022, the outstanding letters of credit were approximately $76.8 million and outstanding surety bonds were approximately $167.1 million, and were not recorded on the Consolidated Statements of Financial Position.

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
(Unaudited)

Note 19. Segment Information

We currently manage our operations through two operating segments—U.S. Billboard and Transit, which is included in our U.S. Media reportable segment, and International. International does not meet the criteria to be a reportable segment and accordingly, is included in Other.

The following tables set forth our financial performance by segment.

	Three Months Ended
	March 31,
(in millions)	2022	2021
Revenues:
U.S. Media	$354.2	$245.4
Other	19.3	13.8
Total revenues	$373.5	$259.2

We present Operating income (loss) before Depreciation, Amortization, Net gain on dispositions, Stock-based compensation and Restructuring charges (“Adjusted OIBDA”) as the primary measure of profit and loss for our operating segments.

	Three Months Ended
	March 31,
(in millions)	2022	2021
Net income (loss) before allocation to non-controlling interests	$0.1	$(67.6)
Benefit for income taxes	(2.1)	(4.7)
Equity in earnings of investee companies, net of tax	(0.3)	0.4
Interest expense, net	30.7	34.6
Loss on extinguishment of debt	—	6.3
Other loss, net	0.1	—
Operating income (loss)	28.5	(31.0)
Net gain on dispositions	(0.3)	(0.3)
Depreciation and amortization	34.1	36.4
Stock-based compensation	7.9	6.0
Total Adjusted OIBDA	$70.2	$11.1

Adjusted OIBDA:
U.S. Media	$80.1	$24.6
Other(a)	0.6	(2.0)
Corporate	(10.5)	(11.5)
Total Adjusted OIBDA	$70.2	$11.1

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)

	Three Months Ended
	March 31,
(in millions)	2022	2021
Operating income (loss):
U.S. Media	$49.3	$(8.6)
Other	(2.4)	(4.9)
Corporate	(18.4)	(17.5)
Total operating income (loss)	$28.5	$(31.0)

Net gain on dispositions:
U.S. Media	$(0.3)	$(0.3)
Total gain on dispositions	$(0.3)	$(0.3)

Depreciation and amortization:
U.S. Media	$31.1	$33.5
Other	3.0	2.9
Total depreciation and amortization	$34.1	$36.4

Capital expenditures:
U.S. Media	$16.1	$8.9
Other	0.8	0.5
Total capital expenditures	$16.9	$9.4

	As of
(in millions)	March 31, 2022	December 31, 2021
Assets:
U.S. Media	$5,275.6	$5,280.7
Other	250.0	248.1
Corporate	317.4	395.9
Total assets	$5,843.0	$5,924.7

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with our historical consolidated financial statements and the notes thereto appearing in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission (the “SEC”) on February 24, 2022, and the unaudited consolidated financial statements and the notes thereto included in this Quarterly Report on Form 10-Q. This MD&A contains forward-looking statements that involve numerous risks and uncertainties. The forward-looking statements are subject to a number of important factors, including, but not limited to, those factors discussed in the sections entitled “Risk Factors” in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on February 24, 2022, and the section entitled “Cautionary Statement Regarding Forward-Looking Statements” in this Quarterly Report on Form 10-Q, that could cause our actual results to differ materially from the results described herein or implied by such forward-looking statements. Except as otherwise indicated or unless the context otherwise requires, all references in this Quarterly Report on Form 10-Q to (i) “OUTFRONT Media,” “the Company,” “we,” “our,” “us” and “our company” mean OUTFRONT Media Inc., a Maryland corporation, and unless the context requires otherwise, its consolidated subsidiaries, and (ii) the “25 largest markets in the U.S.,” “approximately 150 markets in the U.S. and Canada” and “Nielsen Designated Market Areas” are based, in whole or in part, on Nielsen Media Research’s 2022 Designated Market Area rankings.

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

U.S. Media. Our U.S. Media segment generated 19% of its revenues in the New York City metropolitan area in the three months ended March 31, 2022 and 12% in the three months ended March 31, 2021, and generated 17% in the Los Angeles metropolitan area in the three months ended March 31, 2022, and 15% in the three months ended March 31, 2021. In the three months ended March 31, 2022, our U.S. Media segment generated $354.2 million of Revenues and $80.1 million of Operating income before Depreciation, Amortization, Net gain on dispositions and Stock-based compensation (“Adjusted OIBDA”). In the three months ended March 31, 2021, our U.S. Media segment generated $245.4 million of Revenues and $24.6 million of Adjusted OIBDA. (See the “Segment Results of Operations” section of this MD&A.)

Other (includes International). In the three months ended March 31, 2022, Other generated $19.3 million of Revenues and $0.6 million of Adjusted OIBDA. In the three months ended March 31, 2021, Other generated $13.8 million of Revenues and an Adjusted OIBDA loss of $2.0 million.

COVID-19 Impact

Though we remain able to continue to sell and service our displays with no significant disruption, governmental restrictions have eased in most of our markets and most of our markets have commenced their economic recoveries, our transit businesses are still experiencing the significant impact of the ongoing novel coronavirus (“COVID-19”) pandemic. There still remains uncertainty around the severity and duration of the COVID-19 pandemic and the measures that may be taken in response to the COVID-19 pandemic. If the measures that were taken in response to the COVID-19 pandemic in 2020 and 2021 are reimplemented in a manner that reduces foot traffic, roadway traffic, commuting, transit ridership and overall target advertising audiences in the markets in which we do business, there could be a significant impact on our business. We continue to monitor the evolving situation and guidance from federal, state and local public health authorities and may take actions based on their recommendations. When the COVID-19 pandemic subsides, there can be no assurances as to the time it may take to generate total revenues, particularly in our U.S. Media segment and with respect to our transit and other business, at pre-COVID-19 pandemic levels. Accordingly, the Company cannot reasonably estimate the full impact of the COVID-19 pandemic on our business, financial condition and results of operations at this time, which may be material.

As a result of the impact of the COVID-19 pandemic on our business and results of operations, we expect our key performance indicators and total revenues to incrementally improve in 2022 as compared to 2021, but some key performance indicators will continue to be materially lower in 2022 than pre-COVID-19 pandemic levels. We expect total revenues in 2022 to approach or potentially surpass pre-COVID-19 pandemic levels based on our current expectation of strong performance in total billboard revenues in our U.S. Media segment. We expect total transit and other revenues in our U.S. Media segment to incrementally improve in 2022, but still remain materially below pre-COVID-19 pandemic levels until 2023. We also expect Adjusted OIBDA to incrementally improve in 2022, driven by improvements in our transit and other business, but remain below pre-COVID-19 pandemic levels. We expect total expenses to increase in 2022 as compared to 2021, and exceed pre-COVID-19 pandemic levels. In particular, we expect billboard property lease expenses, such as rental expenses, and posting, maintenance and other expenses, as a percentage of revenues, to be consistent with pre-COVID-19 pandemic levels. We expect transit franchise expenses, such as transit franchise payments, as a percentage of revenues, to decrease in 2022 as compared to 2021, but be higher in 2022 than pre-COVID-19 pandemic levels, primarily due to the guaranteed minimum annual payment amounts owed to the MTA and other transit franchise partners as total transit and other revenues incrementally improve in the future. Results for the three months ended March 31, 2022, are not indicative of the results that may be expected for the fiscal year ending December 31, 2022.

Economic Environment

Our revenues and operating results are sensitive to fluctuations in advertising expenditures, general economic conditions and other external events beyond our control, such as the COVID-19 pandemic as described above.

We rely on third parties to manufacture and transport our digital displays. As a result of the current market-wide supply shortages and logistics disruptions as the economy recovers from the COVID-19 pandemic, we have experienced delays and price increases beginning in 2021 with respect to certain of our digital displays, which will continue in 2022, and could have an adverse effect on our business, financial condition and results of operations.

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

We have built or converted 22 new digital billboard displays in the U.S. during the three months ended March 31, 2022. Additionally, in the three months ended March 31, 2022, we entered into marketing arrangements to sell advertising on 16 third-party digital billboard displays in the U.S. In the three months ended March 31, 2022, we have built, converted or replaced 1,409 digital transit and other displays in the U.S. The following table sets forth information regarding our digital displays.

	Digital Revenues (in millions) for the Three Months Ended March 31, 2022(a)			Number of Digital Displays as of March 31, 2022(a)
Location	Digital Billboard	Digital Transit and Other	Total Digital Revenues	Digital Billboard Displays	Digital Transit and Other Displays	Total Digital Displays
United States	$75.0	$25.6	$100.6	1,432	13,975	15,407
Canada	6.4	0.3	6.7	233	120	353
Total	$81.4	$25.9	$107.3	1,665	14,095	15,760

(a)Digital display amounts include 4,014 displays reserved for transit agency use. Our number of digital displays is impacted by acquisitions, dispositions, management agreements, the net effect of new and lost billboards, and the net effect of won and lost franchises in the period.

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

We have a diversified base of customers across various industries. During the three months ended March 31, 2022, our largest categories of advertisers were Entertainment, Health/Medical and Retail, each of which represented approximately 23%, 10% and 9% of our total U.S. Media segment revenues, respectively. During the three months ended March 31, 2021, our largest categories of advertisers were Entertainment, Health/Medical and Retail, each of which represented approximately 16%, 10% and 8% of our total U.S. Media segment revenues, respectively.

Our large-scale portfolio allows our customers to reach a national audience and also provides the flexibility to tailor campaigns to specific regions or markets. In the three months ended March 31, 2022, we generated approximately 41% of our U.S. Media segment revenues from national advertising campaigns compared to approximately 38% in the same prior-year period.

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

	Three Months Ended
	March 31,		%
(in millions, except percentages)	2022	2021	Change
Revenues	$373.5	$259.2	44%
Organic revenues(a)(b)	373.5	259.2	44
Operating income (loss)	28.5	(31.0)	*
Adjusted OIBDA(b)	70.2	11.1	*
Adjusted OIBDA(b) margin	19%	4%
Funds from operations (“FFO”)(b) attributable to OUTFRONT Media Inc.	41.8	(30.4)	*
Adjusted FFO (“AFFO”)(b) attributable to OUTFRONT Media Inc.	35.5	(24.5)	*
Net loss attributable to OUTFRONT Media Inc.	(0.1)	(67.7)	(100)

*Calculation is not meaningful.
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

FFO and AFFO

When used herein, references to “FFO” and “AFFO” mean “FFO attributable to OUTFRONT Media Inc.” and “AFFO attributable to OUTFRONT Media Inc.,” respectively. We calculate FFO in accordance with the definition established by the National Association of Real Estate Investment Trusts (“NAREIT”). FFO reflects net income (loss) attributable to OUTFRONT Media Inc. adjusted to exclude gains and losses from the sale of real estate assets, depreciation and amortization of real estate assets, amortization of direct lease acquisition costs and the same adjustments for our equity-based investments and non-controlling interests, as well as the related income tax effect of adjustments, as applicable. We calculate AFFO as FFO adjusted to include cash paid for direct lease acquisition costs as such costs are generally amortized over a period ranging from four weeks to one year and therefore are incurred on a regular basis. AFFO also includes cash paid for maintenance capital expenditures since these are routine uses of cash that are necessary for our operations. In addition, AFFO excludes restructuring charges and losses on extinguishment of debt, as well as certain non-cash items, including non-real estate depreciation and amortization, stock-based compensation expense, accretion expense, the non-cash effect of straight-line rent, amortization of deferred financing costs and the same adjustments for our non-controlling interests, along with the non-cash portion of income taxes, and the related income tax effect of adjustments, as applicable. We use FFO and AFFO measures for managing our business and for planning and forecasting future periods, and each is an important indicator of our operational strength and business performance, especially compared to other REITs. Our management believes users of our financial data are best served if the information that is made available to them allows them to align their analysis and evaluation of our operating results along the same lines that our management uses in managing, planning and executing our business strategy. Our management also believes that the presentations of FFO and AFFO, as supplemental measures, are useful in evaluating our business because adjusting results to reflect items that have more bearing on the operating performance of REITs highlight trends in our business that may not otherwise be apparent when relying solely on GAAP financial measures. It is management’s opinion that these supplemental measures provide users of our financial data with an important perspective on our operating performance and also make it easier to compare our results to other companies in our industry, as well as to REITs.

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

	Three Months Ended
	March 31,
(in millions, except per share amounts)	2022	2021
Total revenues	$373.5	$259.2

Operating income (loss)	$28.5	$(31.0)
Net gain on dispositions	(0.3)	(0.3)
Depreciation	19.3	20.0
Amortization	14.8	16.4
Stock-based compensation	7.9	6.0
Adjusted OIBDA	$70.2	$11.1
Adjusted OIBDA margin	19%	4%
Net loss attributable to OUTFRONT Media Inc.	$(0.1)	$(67.7)
Depreciation of billboard advertising structures	13.6	14.1
Amortization of real estate-related intangible assets	13.4	12.4
Amortization of direct lease acquisition costs	15.3	11.2
Net gain on disposition of real estate assets	(0.3)	(0.3)
Adjustment related to non-controlling interests	(0.1)	(0.1)
FFO attributable to OUTFRONT Media Inc.	41.8	(30.4)
Non-cash portion of income taxes	(4.2)	(5.2)
Cash paid for direct lease acquisition costs	(16.0)	(12.1)
Maintenance capital expenditures	(4.4)	(3.6)
Other depreciation	5.7	5.9
Other amortization	1.4	4.0
Stock-based compensation	7.9	6.0
Non-cash effect of straight-line rent	1.0	2.0
Accretion expense	0.7	0.7
Amortization of deferred financing costs	1.6	1.9
Loss on extinguishment of debt	—	6.3
AFFO attributable to OUTFRONT Media Inc.	$35.5	$(24.5)

FFO was $41.8 million in the three months ended March 31, 2022, compared to a deficit of $30.4 million in the same prior-year period. The increase in FFO was due primarily to higher operating income, a loss on extinguishment of debt in 2021 and higher amortization of direct lease acquisition costs. AFFO was $35.5 million compared to a deficit of $24.5 million in the same prior-year period. The increase in AFFO was due primarily to higher operating income.

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

	Three Months Ended
	March 31,		%
(in millions, except percentages)	2022	2021	Change
Revenues:
Billboard	$298.2	$223.6	33%
Transit and other	75.3	35.6	112
Total revenues	$373.5	$259.2	44

Organic revenues(a):
Billboard	$298.2	$223.6	33
Transit and other	75.3	35.6	112
Total organic revenues(a)	373.5	259.2	44
Non-organic revenues:
Billboard	—	—	*
Transit and other	—	—	*
Total non-organic revenues	—	—	*
Total revenues	$373.5	$259.2	44

*Calculation is not meaningful.
(a)Organic revenues exclude the impact of foreign currency exchange rates (“non-organic revenues”).

Total revenues increased by $114.3 million, or 44%, and organic revenues increased $114.3 million, or 44%, in the three months ended March 31, 2022, compared to the same prior-year period.

Total billboard revenues increased $74.6 million, or 33%, in the three months ended March 31, 2022, compared to the same prior-year period, primarily due to an increase in average revenue per display (yield) as we have experienced increases in overall demand for our services.

Total transit and other revenues increased $39.7 million, or 112%, in the three months ended March 31, 2022, compared to the same prior-year period, primarily driven by an increase in average revenue per display (yield), as we have experienced increases in overall demand for our services due to an increase in transit ridership, partially offset by the loss of a transit franchise contract.

Expenses

	Three Months Ended
	March 31,		%
(in millions, except percentages)	2022	2021	Change
Expenses:
Operating	$212.8	$177.6	20%
Selling, general and administrative	98.4	76.5	29
Net gain on dispositions	(0.3)	(0.3)	—
Depreciation	19.3	20.0	(4)
Amortization	14.8	16.4	(10)
Total expenses	$345.0	$290.2	19

*Calculation is not meaningful.

Operating Expenses

	Three Months Ended
	March 31,		%
(in millions, except percentages)	2022	2021	Change
Operating expenses:
Billboard property lease	$107.3	$94.1	14%
Transit franchise	53.7	39.6	36
Posting, maintenance and other	51.8	43.9	18
Total operating expenses	$212.8	$177.6	20

Billboard property lease expenses represented 36% of billboard revenues in the three months ended March 31, 2022, and 42% in the three months ended March 31, 2021. The decrease in billboard property lease expenses as a percentage of revenues is primarily due to an increase in billboard revenues.

Transit franchise expenses represented 80% of transit display revenues in the three months ended March 31, 2022 and 131% in the three months ended March 31, 2021. The decrease in transit franchise expense as a percentage of revenues are primarily driven by an increase in transit revenue, while the New York Metropolitan Transportation Authority (the “MTA”) was paid guaranteed minimum annual payments in each of the three months ended March 31, 2022 and 2021.

Billboard property lease and transit franchise expenses increased $27.3 million in the three months ended March 31, 2022, compared to the same prior-year period, primarily due to higher billboard and transit revenues, and higher guaranteed minimum annual payments to the MTA.

Posting, maintenance and other expenses as a percentage of Revenues were 14% in the three months ended March 31, 2022, and 17% in the three months ended March 31, 2021. Posting, maintenance and other expenses increased $7.9 million, or 18%, in the three months ended March 31, 2022, compared to the same prior-year period, primarily due to increased activity resulting in higher posting and rotation costs, compensation-related expenses, production costs and materials cost.

Selling, General and Administrative Expenses (“SG&A”)

SG&A expenses represented 26% of Revenues in the three months ended March 31, 2022 and 30% of Revenues in the same prior-year period. SG&A expenses increased $21.9 million, or 29%, in the three months ended March 31, 2022, compared to the same prior-year period, primarily due to higher compensation-related expenses, including commissions, salaries and bonuses, and a higher provision for doubtful accounts, both driven by business performance improvements during the period and the impact of COVID-19 on the first quarter of 2021. The increase in SG&A expenses was partially offset by the impact of market fluctuations on an equity-linked retirement plan offered by the Company to certain employees.

Net Gain on Dispositions

Net gain on dispositions was $0.3 million in each of the three months ended March 31, 2022 and 2021.

Depreciation

Depreciation decreased $0.7 million, or 4%, in the three months ended March 31, 2022, compared to the same prior-year period.

Amortization

Amortization decreased $1.6 million, or 10%, in the three months ended March 31, 2022, compared to the same prior-year period. The increase was principally driven by lower amortization of intangible assets.

Interest Expense, Net

Interest expense, net, was $30.7 million (including $1.6 million of deferred financing costs) in the three months ended March 31, 2022, and $34.6 million (including $1.9 million of deferred financing costs) in the same prior-year period. The decrease in Interest expense, net, was primarily due to a lower outstanding average debt balance.

Loss on Extinguishment of Debt

In the three months ended March 31, 2021, we recorded a loss on extinguishment of debt of $6.3 million relating to the redemption of our 5.625% Senior Unsecured Notes due 2024 in the first quarter of 2021.

Benefit for Income Taxes

Benefit for income taxes decreased $2.6 million, or 55%, in the three months ended March 31, 2022, compared to the same prior-year period due primarily to a lower taxable REIT subsidiary (“TRS”) loss in the three months ended March 31, 2022.

Net Income (Loss)

Net income before allocation to non-controlling interests was $0.1 million compared to a Net loss before allocation to non-controlling interests of $67.6 million in the same prior-year period, due primarily to higher operating income, as we have experienced increases in customer advertising expenditures and overall demand for our services, and a loss on extinguishment of debt in 2021.

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

The following table presents our Revenues, Adjusted OIBDA and Operating income (loss) by segment in the three months ended March 31, 2022 and 2021.

	Three Months Ended
	March 31,
(in millions)	2022	2021
Revenues:
U.S. Media	$354.2	$245.4
Other	19.3	13.8
Total revenues	$373.5	$259.2

Operating income (loss)	$28.5	$(31.0)
Net gain on dispositions	(0.3)	(0.3)
Depreciation	19.3	20.0
Amortization	14.8	16.4
Stock-based compensation(a)	7.9	6.0
Total Adjusted OIBDA	$70.2	$11.1

Adjusted OIBDA:
U.S. Media	$80.1	$24.6
Other	0.6	(2.0)
Corporate	(10.5)	(11.5)
Total Adjusted OIBDA	$70.2	$11.1

Operating income (loss):
U.S. Media	$49.3	$(8.6)
Other	(2.4)	(4.9)
Corporate	(18.4)	(17.5)
Total operating income (loss)	$28.5	$(31.0)

(a)Stock-based compensation is classified as Corporate expense.

U.S. Media

	Three Months Ended
	March 31,		%
(in millions, except percentages)	2022	2021	Change
Revenues:
Billboard	$283.4	$212.5	33%
Transit and other	70.8	32.9	115
Total revenues	354.2	245.4	44
Operating expenses	(199.4)	(166.1)	20
SG&A expenses	(74.7)	(54.7)	37
Adjusted OIBDA	$80.1	$24.6	*
Adjusted OIBDA margin	23%	10%

Operating income (loss)	$49.3	$(8.6)	*
Net gain on dispositions	(0.3)	(0.3)	—
Depreciation and amortization	31.1	33.5	(7)
Adjusted OIBDA	$80.1	$24.6	*

*    Calculation is not meaningful.

Total U.S. Media segment revenues increased $108.8 million, or 44%, in the three months ended March 31, 2022, compared to the same prior-year period, due primarily to stronger transit revenues and higher billboard revenues. While transit revenues have increased, transit revenues remains below pre-COVID-19 pandemic levels, as overall ridership remains materially below pre-COVID-19 pandemic levels. In the three months ended March 31, 2022, we generated approximately 41% of our U.S. Media segment revenues from national advertising campaigns and 38% in the same prior-year period.

Billboard revenues in the U.S. Media segment increased $70.9 million, or 33%, in the three months ended March 31, 2022, compared to the same prior-year period, reflecting an increase in average revenue per display (yield) as we have experienced increases in overall demand for our services.

Transit and other revenues in the U.S. Media segment increased $37.9 million, or 115%, in the three months ended March 31, 2022, compared to the same prior-year period, driven by an increase in average revenue per display (yield) as we have experienced increases in overall demand for our services due to an increase in transit ridership, partially offset by the loss of a transit franchise contract.

Operating expenses in the U.S. Media segment increased $33.3 million, or 20%, in the three months ended March 31, 2022, compared to the same prior-year period, primarily driven by higher transit franchise, billboard lease and posting maintenance and other costs, associated with the increase in revenue, as well as higher guaranteed minimum annual payments to the MTA.

SG&A expenses in the U.S. Media segment increased $20.0 million, or 37%, in the three months ended March 31, 2022, compared to the same prior-year period, primarily driven by higher compensation-related expenses, including commissions, salaries and bonuses, and a higher provision for doubtful accounts.

U.S. Media segment Adjusted OIBDA increased $55.5 million in the three months ended March 31, 2022, compared to the same prior-year period. Adjusted OIBDA margin was 23% in the three months ended March 31, 2022, and 10% in the same prior-year period.

Other

	Three Months Ended
	March 31,		%
(in millions, except percentages)	2022	2021	Change
Revenues:
Billboard	$14.8	$11.1	33%
Transit and other	4.5	2.7	67
Total revenues	$19.3	$13.8	40

Organic revenues(a):
Billboard	$14.8	$11.1	33
Transit and other	4.5	2.7	67
Total organic revenues(a)	19.3	13.8	40
Non-organic revenues:
Billboard	—	—	*
Transit and other	—	—	*
Total non-organic revenues	—	—	*
Total revenues	19.3	13.8	40
Operating expenses	(13.4)	(11.5)	17
SG&A expenses	(5.3)	(4.3)	23
Adjusted OIBDA	$0.6	$(2.0)	*
Adjusted OIBDA margin	3%	(14)%

Operating income (loss)	$(2.4)	$(4.9)	(51)
Depreciation and amortization	3.0	2.9	3
Adjusted OIBDA	$0.6	$(2.0)	*

*    Calculation is not meaningful.
(a)Organic revenues exclude the impact of foreign currency exchange rates (“non-organic revenues”).

Total Other revenues increased $5.5 million, or 40%, in the three months ended March 31, 2022, compared to the same prior-year period, reflecting an increase in average revenue per display (yield) as we have experienced increases in overall demand for our services.

Other operating expenses increased $1.9 million, or 17%, in the three months ended March 31, 2022, compared to the same prior-year period, primarily driven by higher expenses in Canada. Other SG&A expenses increased $1.0 million, or 23%, in the three months ended March 31, 2022, compared to the same prior-year period, primarily driven by higher expenses in Canada.

Other Adjusted OIBDA was $0.6 million compared to an Adjusted OIBDA loss of $2.0 million in the same prior-year period, due primarily to an increase in average revenue per display (yield).

Corporate

Corporate expenses primarily include expenses associated with employees who provide centralized services. Corporate expenses, excluding stock-based compensation, were $10.5 million in the three months ended March 31, 2022, compared to $11.5 million in the same prior-year period, primarily due to the impact of market fluctuations on an equity-linked retirement plan offered by the Company to certain employees, partially offset by higher compensation-related expenses, including salaries and bonuses.

Liquidity and Capital Resources

	As of
(in millions, except percentages)	March 31, 2022	December 31, 2021	% Change
Assets:
Cash and cash equivalents	$355.7	$424.8	(16)%
Receivables, less allowance ($20.3 in 2022 and $18.5 in 2021)	265.0	310.5	(15)
Prepaid lease and transit franchise costs	10.3	12.5	(18)
Other prepaid expenses	18.5	17.8	4
Other current assets	11.2	11.7	(4)
Total current assets	660.7	777.3	(15)
Liabilities:
Accounts payable	52.6	64.9	(19)
Accrued compensation	43.2	74.5	(42)
Accrued interest	17.4	30.7	(43)
Accrued lease and transit franchise costs	50.1	60.1	(17)
Other accrued expenses	46.6	40.3	16
Deferred revenues	43.0	30.9	39
Short-term operating lease liabilities	194.3	187.5	4
Other current liabilities	18.6	18.8	(1)
Total current liabilities	465.8	507.7	(8)
Working capital	$194.9	$269.6	(28)

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

The decrease in working capital as of March 31, 2022, compared to as of December 31, 2021, is primarily driven by lower cash and accounts receivable balances due to seasonal advertising patterns and influences on advertising markets as advertisers adjust their spending following the holiday shopping season, partially offset by lower accrued compensation and accrued interest due to the timing of payments.

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

•Recoupment of Equipment Deployment Costs. We may retain incremental revenues that exceed an annual base revenue amount for the cost of deploying advertising and communications displays throughout the transit system. As presented in the table below, recoupable MTA equipment deployment costs are recorded as Prepaid MTA equipment deployment costs and Intangible assets on our Consolidated Statement of Financial Position, and as these costs are recouped from incremental revenues that the MTA would otherwise be entitled to receive, Prepaid MTA equipment deployment costs will be reduced. If incremental revenues generated over the term of the agreement are not sufficient to cover all or a portion of the equipment deployment costs, the costs will not be recouped, which could have an adverse effect on our business, financial condition and results of operations. If we do not recoup all costs of deploying advertising and communications screens with respect to the New Inventory by the end of the term of the MTA Agreement, the MTA will be obligated to reimburse us for these costs. Deployment costs in an amount not to exceed $50.7 million, which are deemed authorized before December 31, 2020, will be paid directly by the MTA. For any deployment costs deemed authorized after December 31, 2020, the MTA and the Company will no longer be obligated to directly pay 70% and 30% of the costs, respectively, and these costs will be subject to recoupment in accordance with the MTA Agreement. We did not recoup any equipment deployment costs in three months ended March 31, 2022, and it is unlikely we will recoup equipment deployment costs in the remainder of 2022. For the full year of 2022, we expect our MTA equipment deployment costs to be approximately $125.0 million.

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

We may utilize cash on hand and/or incremental third-party financing to fund equipment deployment costs over the next couple of years. However, given the uncertainty in the market around the severity and duration of the COVID-19 pandemic, we cannot reasonably estimate the aggregate financing amount, if any, at this time. As of March 31, 2022, we have issued surety bonds in favor of the MTA totaling approximately $136.0 million, which amount is subject to change as equipment installations are completed and revenues are generated. We expect transit franchise expenses, as a percentage of revenues, to decrease in 2022 as compared to 2021, but be higher than pre-COVID-19 pandemic levels. (See the “Overview—COVID-19 Impact” section of this MD&A.) As indicated in the table below, we incurred $16.9 million related to MTA equipment deployment costs in the three months ended March 31, 2022 (which includes equipment deployment costs related to future deployments), for a total of $463.9 million to date, of which $33.9 million had been recouped from incremental revenues to date and as of March 31, 2022, $48.5 million has been funded by the MTA. As of March 31, 2022, 12,479 digital displays had been installed, of which 1,387 installations occurred in the three months ended March 31, 2022.

(in millions)	Beginning Balance	Deployment Costs Incurred	Recoupment/MTA Funding	Amortization	Ending Balance
Three months ended March 31, 2022:
Prepaid MTA equipment deployment costs	$279.8	$15.4	$—	$—	$295.2
Other current assets	5.2	0.1	(3.1)	—	2.2
Intangible assets (franchise agreements)	63.0	1.4	—	(0.6)	63.8
Total	$348.0	$16.9	$(3.1)	$(0.6)	$361.2

Year ended December 31, 2021:
Prepaid MTA equipment deployment costs	$204.6	$75.2	$—	$—	$279.8
Other current assets	28.0	6.2	(29.0)	—	5.2
Intangible assets (franchise agreements)	58.4	14.5	—	(9.9)	63.0
Total	$291.0	$95.9	$(29.0)	$(9.9)	$348.0

On May 2, 2022, we announced that our board of directors approved a quarterly cash dividend of $0.30 per share on our common stock, payable on June 30, 2022, to stockholders of record at the close of business on June 3, 2022.

Debt

Debt, net, consists of the following:

	As of
(in millions, except percentages)	March 31, 2022	December 31, 2021
Long-term debt:
Term loan, due 2026	598.3	598.2

Senior unsecured notes:
6.250% senior unsecured notes, due 2025	400.0	400.0
5.000% senior unsecured notes, due 2027	650.0	650.0
4.250% senior unsecured notes, due 2029	500.0	500.0
4.625% senior unsecured notes, due 2030	500.0	500.0
Total senior unsecured notes	2,050.0	2,050.0

Debt issuance costs	(26.4)	(27.6)
Total long-term debt, net	2,621.9	2,620.6

Total debt, net	$2,621.9	$2,620.6

Weighted average cost of debt	4.3%	4.3%

	Payments Due by Period
(in millions)	Total	2022	2023-2024	2025-2026	2027 and thereafter
Long-term debt	$2,650.0	$—	$—	$1,000.0	$1,650.0
Interest	720.3	118.2	230.6	193.1	178.4
Total	$3,370.3	$118.2	$230.6	$1,193.1	$1,828.4

Term Loan

The interest rate on the term loan due in 2026 (the “Term Loan”) was 2.2% per annum as of March 31, 2022. As of March 31, 2022, a discount of $1.7 million on the Term Loan remains unamortized. The discount is being amortized through Interest expense, net, on the Consolidated Statement of Operations.

Revolving Credit Facility

We also have a $500.0 million revolving credit facility, which matures in 2024 (the “Revolving Credit Facility,” together with the Term Loan, the “Senior Credit Facilities”).

As of March 31, 2022, there were no outstanding borrowings under the Revolving Credit Facility.

The commitment fee based on the amount of unused commitments under the Revolving Credit Facility was $0.4 million in each of the three months ended March 31, 2022, and 2021. As of March 31, 2022, we had issued letters of credit totaling approximately $4.1 million against the letter of credit facility sublimit under the Revolving Credit Facility.

Standalone Letter of Credit Facilities

As of March 31, 2022, we had issued letters of credit totaling approximately $72.7 million under our aggregate $81.0 million standalone letter of credit facilities. The total fees under the letter of credit facilities were immaterial in each of the three months ended March 31, 2022 and 2021.

Accounts Receivable Securitization Facility

As of March 31, 2022, we have a revolving accounts receivable securitization facility (the “AR Facility”), which terminates in June 2022, unless further extended.

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

As of March 31, 2022, there were no outstanding borrowings under the AR Facility. As of March 31, 2022, there was no borrowing capacity under the AR Facility due to a voluntary temporary suspension of the AR Facility in accordance with the agreements governing the AR Facility; however, as of March 31, 2022, we had approximately $303.2 million of accounts receivable that could be used as collateral for the AR Facility. The commitment fee based on the amount of unused commitments under the AR Facility was immaterial for each of the three months ended March 31, 2022 and 2021.

Debt Covenants

Our credit agreement, dated as of January 31, 2014 (as amended, supplemented or otherwise modified, the “Credit Agreement”), governing the Senior Credit Facilities, the agreements governing the AR Facility, and the indentures governing our senior unsecured notes contain customary affirmative and negative covenants, subject to certain exceptions, including but not limited to those that restrict the Company’s and its subsidiaries’ abilities to (i) pay dividends on, repurchase or make distributions in respect to the Company’s or its wholly-owned subsidiary, Outfront Media Capital LLC’s capital stock or make other restricted payments other than dividends or distributions necessary for us to maintain our REIT status, subject to certain conditions and exceptions, (ii) enter into agreements restricting certain subsidiaries’ ability to pay dividends or make other intercompany or third-party transfers, and (iii) incur additional indebtedness. One of the exceptions to the restriction on our ability to incur additional indebtedness is satisfaction of a Consolidated Total Leverage Ratio, which is the ratio of our consolidated total debt to our Consolidated EBITDA (as defined in the Credit Agreement) for the trailing four consecutive quarters, of no greater than 6.0 to 1.0. As of March 31, 2022, our Consolidated Total Leverage Ratio was 5.8 to 1.0 in accordance with the Credit Agreement.

The terms of the Credit Agreement (and under certain circumstances, the agreements governing the AR Facility) require that we maintain a Consolidated Net Secured Leverage Ratio, which is the ratio of (i) our consolidated secured debt (less up to $150.0 million of unrestricted cash) to (ii) our Consolidated EBITDA (as defined in the Credit Agreement) for the trailing four consecutive quarters, of no greater than 4.5 to 1.0. As of March 31, 2022, our Consolidated Net Secured Leverage Ratio was 1.0 to 1.0 in accordance with the Credit Agreement. As of March 31, 2022, we are in compliance with our debt covenants.

Deferred Financing Costs

As of March 31, 2022, we had deferred $28.8 million in fees and expenses associated with the Term Loan, Revolving Credit Facility, AR Facility and our senior unsecured notes. We are amortizing the deferred fees through Interest expense, net, on our Consolidated Statement of Operations over the respective terms of the Term Loan, Revolving Credit Facility, AR Facility and our senior unsecured notes.

Interest Rate Swap Agreement

We have an interest rate cash flow swap agreement to effectively convert a portion of our LIBOR-based variable rate debt to a fixed rate and hedge our interest rate risk related to such variable rate debt. The fair value of this swap position was a net liability of approximately $0.1 million as of March 31, 2022, and $0.4 million as of December 31, 2021, and is included in Other current liabilities on our Consolidated Statement of Financial Position.

As of March 31, 2022, under the terms of this agreement, we will pay interest based on an aggregate notional amount of $50.0 million, under a weighted-average fixed interest rate of 1.8%, with a receive rate of one-month LIBOR and which matures on June 30, 2022. The one-month LIBOR rate was approximately 0.5% as of March 31, 2022.

Equity

At-the-Market Equity Offering Program

We have a sales agreement in connection with an “at-the-market” equity offering program (the “ATM Program”), under which we may, from time to time, issue and sell shares of our common stock up to an aggregate offering price of $300.0 million. We have no obligation to sell any of our common stock under the sales agreement and may at any time suspend solicitations and offers under the sales agreement. No shares were sold under the ATM Program during the three months ended March 31, 2022. As of March 31, 2022, we had approximately $232.5 million of capacity remaining under the ATM Program.

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

On March 1, 2022, 275,000 shares of Series A Preferred Stock were converted into approximately 17.4 million shares of the Company’s common stock, which included $3.2 million of accrued and unpaid dividends through and including the conversion date that were settled in the Company’s common stock in accordance with the Articles. As of March 31, 2022, the maximum number of shares of common stock that could be required to be issued on conversion of the outstanding shares of Series A Preferred Stock was approximately 7.8 million shares.

Cash Flows

The following table presents our cash flows in the three months ended March 31, 2022 and 2021.

	Three Months Ended
	March 31,		%
(in millions, except percentages)	2022	2021	Change
Net cash flow provided by (used for) operating activities	$20.5	$(10.8)	*
Net cash flow used for investing activities	(27.8)	(28.3)	(2)%
Net cash flow used for financing activities	(62.4)	(111.6)	(44)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	0.6	0.3	*
Net decrease in cash, cash equivalents and restricted cash	$(69.1)	$(150.4)	*

*Calculation is not meaningful.

Cash provided by operating activities was $20.5 million in the three months ended March 31, 2022, compared to Cash used for operating activities of $10.8 million the same prior-year period, due primarily to a lower net loss in 2022 compared to 2021 due to increases in overall demand for our services, partially offset by an increase in accrued expenses and an increase in prepaid MTA equipment deployment costs. In the three months ended March 31, 2022, we paid net cash of $12.4 million related to MTA equipment deployment costs and installed 1,387 digital displays. In the three months ended March 31, 2021, we received net cash of $3.5 million related to MTA equipment deployment costs and installed 265 digital displays.

Cash used for investing activities decreased $0.5 million, or 2%, in the three months ended March 31, 2022, compared to the same prior-year period, due primarily to lower cash paid for acquisitions and MTA franchise rights and lower proceeds from dispositions.

The following table presents our capital expenditures in the three months ended March 31, 2022 and 2021.

	Three Months Ended
	March 31,		%
(in millions, except percentages)	2022	2021	Change
Growth	$12.5	$5.8	116%
Maintenance	4.4	3.6	22
Total capital expenditures	$16.9	$9.4	80

Capital expenditures increased $7.5 million, or 80%, in the three months ended March 31, 2022, compared to the same prior-year period, primarily due to growth in digital displays.

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

Cash used for financing activities decreased $49.2 million, or 44%, in the three months ended March 31, 2022, compared to the same prior-year period. In the three months ended March 31, 2022, we paid total cash dividends of $51.5 million on our common stock, the Series A Preferred Stock and vested restricted share units granted to employees. In the three months ended March 31, 2021, we made a repayment of $80.0 million under a 364-day uncommitted structured repurchase facility, which expired on June 29, 2021, and paid total cash dividends of $7.3 million on the Series A Preferred Stock and vested restricted share units granted to employees.

Cash paid for income taxes was $2.1 million for in the three months ended March 31, 2022 and $0.5 million in the three months ended March 31, 2021.

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

For accounting policies we consider to be the most critical as they are significant to our financial condition and results of operations, and require significant judgment and estimates on the part of management in their application, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on February 24, 2022.

For a summary of our significant accounting policies, see Item 8., Note 2. Summary of Significant Accounting Policies to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on February 24, 2022.

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

While forward-looking statements reflect our good-faith beliefs, they are not guarantees of future performance. All forward-looking statements in this Quarterly Report on Form 10-Q apply as of the date of this report or as of the date they were made and, except as required by applicable law, we disclaim any obligation to publicly update or revise any forward-looking statement to reflect changes in underlying assumptions or factors, of new information, data or methods, future events or other changes. For a further discussion of these and other factors that could impact our future results, performance or transactions, see the section entitled “Risk Factors” in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on February 24, 2022. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider any such list to be a complete set of all potential risks or uncertainties.

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

We do not currently use derivatives or other financial instruments to mitigate our exposure to commodity price risk. However, we do enter into contracts with commodity providers to limit our exposure to commodity price fluctuations. For the year ended December 31, 2021, such contracts accounted for 11.5% of our total utility costs. As of March 31, 2022, we had active electricity purchase agreements with fixed contract rates for locations throughout Illinois, New Jersey, Pennsylvania and Texas, which expire at various dates through June 2024.

Foreign Exchange Risk

Foreign currency translation risk is the risk that exchange rate gains or losses arise from translating our Canadian business’s statements of earnings and statements of financial position from functional currency to our reporting currency (the U.S. Dollar) for consolidation purposes. Any gain or loss on translation is included within comprehensive income and Accumulated other comprehensive income on our Consolidated Statement of Financial Position. The functional currency of our international subsidiaries is their respective local currency. As of March 31, 2022, we have $1.4 million of unrecognized foreign currency translation gains included within Accumulated other comprehensive loss on our Consolidated Statement of Financial Position.

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

As of March 31, 2022, we had a $600.0 million variable-rate Term Loan due 2026 outstanding, which has an interest rate of 2.2% per year. An increase or decrease of 1/4% in our interest rate on the Term Loan will change our annualized interest expense by approximately $1.5 million.

As of March 31, 2022, there were no outstanding borrowings under the AR Facility.

We have an interest rate cash flow swap agreement to effectively convert a portion of our LIBOR-based variable rate debt to a fixed rate and hedge our interest rate risk related to such variable rate debt. The fair value of the swap position was a net unrecognized loss of approximately $0.1 million as of March 31, 2022, which is included in Other current liabilities on our Consolidated Statement of Financial Position. The following table provides information about our interest rate swap agreement, which is sensitive to changes in interest rates. Notional amounts are used to calculate the contractual cash flows to be exchanged under the agreement.

(in millions, except percentages)	2022	2023	2024	2025	2026	2027	Thereafter	Total	Fair Value Loss as of 3/31/22
Pay fixed/receive variable	$50.0	$—	$—	$—	$—	$—	$—	$50.0	$0.1
Average pay rate	1.8%	—%	—%	—%	—%	—%	—%
Average receive rate(a)	one-month LIBOR	—	—	—	—	—	—

(a)The one-month LIBOR rate was approximately 0.5% as of March 31, 2022.
Credit Risk

In the opinion of our management, credit risk is limited due to the large number of customers and advertising agencies utilized. We perform credit evaluations on our customers and agencies and believe that the allowances for credit losses are adequate. We experienced an increase in credit losses as a result of the COVID-19 pandemic and accordingly, we recorded additional provisions for doubtful accounts in 2020. Provisions for doubtful accounts have increased in the three months ended March 31, 2022, compared to the same prior-year period, driven by increased business activity. We expect provisions for doubtful accounts to continue to increase through the remainder of the year. We do not currently use derivatives or other financial instruments to mitigate credit risk.

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

Item 1A. Risk Factors.

We have disclosed the risk factors affecting our business, results of operations and financial condition in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on February 24, 2022. There have been no material changes from the risk factors previously disclosed.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

None.

Purchases of Equity Securities by the Issuer

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
January 1, 2022 through January 31, 2022	—	$—	—	—
February 1, 2022 through February 28, 2022	—	—	—	—
March 1, 2022 through March 31, 2022	—	—	—	—
Total	—	—	—	—

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

Date: May 3, 2022