Form 10-Q
period 2022-06-30
OUTFRONT Media Inc.
filed 2022-08-04
CIK 1579877

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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

As of August 3, 2022, the number of shares outstanding of the registrant’s common stock was 164,046,342.

OUTFRONT MEDIA INC.
QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2022

PART I
Item 1.    Financial Statements.
OUTFRONT Media Inc.
Consolidated Statements of Financial Position
(Unaudited)

	As of
(in millions)	June 30, 2022	December 31, 2021
Assets:
Current assets:
Cash and cash equivalents	$117.0	$424.8
Receivables, less allowance ($19.6 in 2022 and $18.5 in 2021)	288.4	310.5
Prepaid lease and franchise costs	7.5	12.5
Other prepaid expenses	20.1	17.8
Other current assets	8.8	11.7
Total current assets	441.8	777.3
Property and equipment, net (Note 4)	679.6	647.9
Goodwill	2,077.5	2,077.8
Intangible assets (Note 5)	806.6	614.9
Operating lease assets (Note 6)	1,531.2	1,485.5
Prepaid MTA equipment deployment costs (Note 17)	327.9	279.8
Other assets	44.4	41.5
Total assets	$5,909.0	$5,924.7

Liabilities:
Current liabilities:
Accounts payable	$57.9	$64.9
Accrued compensation	54.4	74.5
Accrued interest	30.8	30.7
Accrued lease and franchise costs	58.9	60.1
Other accrued expenses	45.4	40.3
Deferred revenues	41.9	30.9
Short-term operating lease liabilities (Note 6)	196.9	187.5
Other current liabilities	19.8	18.8
Total current liabilities	506.0	507.7
Long-term debt, net (Note 9)	2,623.3	2,620.6
Deferred income tax liabilities, net	16.6	17.2
Asset retirement obligation (Note 7)	37.3	36.4
Operating lease liabilities (Note 6)	1,345.6	1,308.4
Other liabilities	40.9	43.9
Total liabilities	4,569.7	4,534.2

Commitments and contingencies (Note 17)

Preferred stock (2022 - 50.0 shares authorized, and 0.1 shares of Series A Preferred Stock issued and outstanding; 2021 - 50.0 shares authorized, and 0.4 shares of Series A Preferred Stock issued and outstanding) (Note 10)	119.8	383.4
Stockholders’ equity (Note 10):
Common stock (2022 - 450.0 shares authorized, and 164.0 shares issued and outstanding; 2021 - 450.0 shares authorized, and 145.6 issued and outstanding)	1.6	1.5
Additional paid-in capital	2,399.8	2,119.0
Distribution in excess of earnings	(1,180.4)	(1,122.0)
Accumulated other comprehensive loss	(5.6)	(4.4)
Total stockholders’ equity	1,215.4	994.1
Non-controlling interests	4.1	13.0
Total equity	1,339.3	1,390.5
Total liabilities and equity	$5,909.0	$5,924.7
See accompanying notes to unaudited consolidated financial statements.

OUTFRONT Media Inc.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions, except per share amounts)	2022	2021	2022	2021
Revenues:
Billboard	$354.0	$287.3	$652.2	$510.9
Transit and other	96.2	53.7	171.5	89.3
Total revenues	450.2	341.0	823.7	600.2
Expenses:
Operating	226.5	189.6	439.3	367.2
Selling, general and administrative	106.9	88.9	205.3	165.4
Net (gain) loss on dispositions	0.2	(2.9)	(0.1)	(3.2)
Depreciation	19.4	20.0	38.7	40.0
Amortization	17.3	16.3	32.1	32.7
Total expenses	370.3	311.9	715.3	602.1
Operating income (loss)	79.9	29.1	108.4	(1.9)
Interest expense, net	(31.6)	(32.1)	(62.3)	(66.7)
Loss on extinguishment of debt	—	—	—	(6.3)
Other income, net	0.1	—	—	—
Income (loss) before benefit (provision) for income taxes and equity in earnings of investee companies	48.4	(3.0)	46.1	(74.9)
Benefit (provision) for income taxes	(1.2)	2.4	0.9	7.1
Equity in earnings of investee companies, net of tax	1.2	(0.1)	1.5	(0.5)
Net income (loss) before allocation to non-controlling interests	48.4	(0.7)	48.5	(68.3)
Net income attributable to non-controlling interests	0.4	0.2	0.6	0.3
Net income (loss) attributable to OUTFRONT Media Inc.	$48.0	$(0.9)	$47.9	$(68.6)

Net income (loss) per common share:
Basic	$0.28	$(0.05)	$0.25	$(0.57)
Diluted	$0.28	$(0.05)	$0.25	$(0.57)

Weighted average shares outstanding:
Basic	164.0	145.6	158.0	145.2
Diluted	164.6	145.6	158.8	145.2
See accompanying notes to unaudited consolidated financial statements.

OUTFRONT Media Inc.
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2022	2021	2022	2021
Net income (loss) before allocation to non-controlling interests	$48.4	$(0.7)	$48.5	$(68.3)
Net income attributable to non-controlling interests	0.4	0.2	0.6	0.3
Net income (loss) attributable to OUTFRONT Media Inc.	48.0	(0.9)	47.9	(68.6)
Other comprehensive income (loss), net of tax:
Cumulative translation adjustments	(4.3)	2.4	(1.6)	3.7
Change in fair value of interest rate swap agreements	0.1	1.4	0.4	2.6
Total other comprehensive income (loss), net of tax	(4.2)	3.8	(1.2)	6.3
Total comprehensive income (loss)	$43.8	$2.9	$46.7	$(62.3)
See accompanying notes to unaudited consolidated financial statements.

OUTFRONT Media Inc.
Consolidated Statements of Equity
(Unaudited)

			Stockholders’ Equity
(in millions, except per share amounts)	Shares of Series A Preferred Stock	Series A Preferred Stock ($0.01 per share par value)	Shares of Common Stock	Common Stock ($0.01 per share par value)	Additional Paid-In Capital	Distribution in Excess of Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Non-Controlling Interests	Total Equity
Balance as of March 31, 2021	0.4	$383.4	145.5	$1.5	$2,095.5	$(1,175.1)	$(15.5)	$906.4	$14.4	$1,304.2
Net income (loss)	—	—	—	—	—	(0.9)	—	(0.9)	0.2	(0.7)
Other comprehensive income	—	—	—	—	—	—	3.8	3.8	—	3.8
Stock-based payments:
Vested	—	—	0.1	—	—	—	—	—	—	—
Amortization	—	—	—	—	7.5	—	—	7.5	—	7.5
Shares paid for tax withholding for stock-based payments	—	—	—	—	(0.2)	—	—	(0.2)	—	(0.2)
Class A equity interest redemptions	—	—	—	—	0.3	—	—	0.3	(0.3)	—
Series A Preferred Stock dividends (7%)	—	—	—	—	—	(7.0)	—	(7.0)	—	(7.0)
Other	—	—	—	—	—	—	—	—	(0.2)	(0.2)
Balance as of June 30, 2021	0.4	$383.4	145.6	$1.5	$2,103.1	$(1,183.0)	$(11.7)	$909.9	$14.1	$1,307.4

Balance as of March 31, 2022	0.1	$119.8	164.0	$1.6	$2,391.3	$(1,176.8)	$(1.4)	$1,214.7	$4.4	$1,338.9
Net income	—	—	—	—	—	48.0	—	48.0	0.4	48.4
Other comprehensive loss	—	—	—	—	—	—	(4.2)	(4.2)	—	(4.2)
Stock-based payments:
Amortization	—	—	—	—	8.5	—	—	8.5	—	8.5
Series A Preferred Stock dividends (7%)	—	—	—	—	—	(2.2)	—	(2.2)	—	(2.2)
Dividends ($0.30 per share)	—	—	—	—	—	(49.4)	—	(49.4)	—	(49.4)
Other	—	—	—	—	—	—	—	—	(0.7)	(0.7)
Balance as of June 30, 2022	0.1	$119.8	164.0	$1.6	$2,399.8	$(1,180.4)	$(5.6)	$1,215.4	$4.1	$1,339.3

OUTFRONT Media Inc.
Consolidated Statements of Equity (Continued)
(Unaudited)

			Stockholders’ Equity
(in millions, except per share amounts)	Shares of Series A Preferred Stock	Series A Preferred Stock ($0.01 per share par value)	Shares of Common Stock	Common Stock ($0.01 per share par value)	Additional Paid-In Capital	Distribution in Excess of Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Non-Controlling Interests	Total Equity
Balance as of December 31, 2020	0.4	$383.4	144.5	$1.4	$2,090.8	$(1,100.4)	$(18.0)	$973.8	$26.5	$1,383.7
Net income (loss)	—	—	—	—	—	(68.6)	—	(68.6)	0.3	(68.3)
Other comprehensive income	—	—	—	—	—	—	6.3	6.3	—	6.3
Stock-based payments:
Vested	—	—	1.1	0.1	—	—	—	0.1	—	0.1
Amortization	—	—	—	—	13.5	—	—	13.5	—	13.5
Shares paid for tax withholding for stock-based payments	—	—	(0.5)	—	(8.9)	—	—	(8.9)	—	(8.9)
Class A equity interest redemptions	—	—	0.5	—	11.0	—	—	11.0	(11.0)	—
Series A Preferred Stock dividends (7%)	—	—	—	—	—	(14.0)	—	(14.0)	—	(14.0)
Other	—	—	—	—	(3.3)	—	—	(3.3)	(1.7)	(5.0)
Balance as of June 30, 2021	0.4	$383.4	145.6	$1.5	$2,103.1	$(1,183.0)	$(11.7)	$909.9	$14.1	$1,307.4

Balance as of December 31, 2021	0.4	$383.4	145.6	$1.5	$2,119.0	$(1,122.0)	$(4.4)	$994.1	$13.0	$1,390.5
Net income	—	—	—	—	—	47.9	—	47.9	0.6	48.5
Other comprehensive loss	—	—	—	—	—	—	(1.2)	(1.2)	—	(1.2)
Stock-based payments:
Vested	—	—	1.0	—	—	—	—	—	—	—
Amortization	—	—	—	—	16.4	—	—	16.4	—	16.4
Shares paid for tax withholding for stock-based payments	—	—	(0.4)	—	(10.9)	—	—	(10.9)	—	(10.9)
Series A Preferred Stock conversions	(0.3)	(266.8)	17.4	0.1	266.7	—	—	266.8	—	—
Class A equity interest redemptions	—	—	0.4	—	8.6	—	—	8.6	(8.6)	—
Series A Preferred Stock dividends (7%)	—	3.2	—	—	—	(7.6)	—	(7.6)	—	(4.4)
Dividends ($0.60 per share)	—	—	—	—	—	(98.7)	—	(98.7)	—	(98.7)
Other	—	—	—	—	—	—	—	—	(0.9)	(0.9)
Balance as of June 30, 2022	0.1	$119.8	164.0	$1.6	$2,399.8	$(1,180.4)	$(5.6)	$1,215.4	$4.1	$1,339.3
See accompanying notes to unaudited consolidated financial statements.

OUTFRONT Media Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30,
(in millions)	2022	2021
Operating activities:
Net income (loss) attributable to OUTFRONT Media Inc.	$47.9	$(68.6)
Adjustments to reconcile net income (loss) to net cash flow provided by operating activities:
Net income attributable to non-controlling interests	0.6	0.3
Depreciation and amortization	70.8	72.7
Deferred tax benefit	(2.5)	(7.1)
Stock-based compensation	16.4	13.5
Provision (recovery) for doubtful accounts	1.7	(4.4)
Accretion expense	1.4	1.3
Net gain on dispositions	(0.1)	(3.2)
Loss on extinguishment of debt	—	6.3
Equity in earnings of investee companies, net of tax	(1.5)	0.5
Distributions from investee companies	0.4	0.4
Amortization of deferred financing costs and debt discount and premium	3.3	3.8
Change in assets and liabilities, net of investing and financing activities:
Decrease in receivables	20.1	10.7
Increase in prepaid MTA equipment deployment costs	(48.1)	(25.0)
Decrease in prepaid expenses and other current assets	4.5	10.2
Decrease in accounts payable and accrued expenses	(24.9)	(18.0)
Increase in operating lease assets and liabilities	2.9	2.1
Increase in deferred revenues	11.0	14.1
Decrease in income taxes	(1.3)	(1.3)
Other, net	(1.5)	5.3
Net cash flow provided by operating activities	101.1	13.6

Investing activities:
Capital expenditures	(41.8)	(25.5)
Acquisitions	(248.6)	(42.7)
MTA franchise rights	(5.1)	(10.0)
Net proceeds from dispositions	1.1	1.2
Net cash flow used for investing activities	(294.4)	(77.0)

Financing activities:
Proceeds from long-term debt borrowings	—	500.0
Repayments of long-term debt borrowings	—	(500.0)
Repayments of borrowings under short-term debt facilities	—	(80.0)
Payments of deferred financing costs	(0.4)	(7.3)
Payments of debt extinguishment charges	—	(4.7)
Taxes withheld for stock-based compensation	(10.9)	(8.9)
Dividends	(102.9)	(14.3)
Other	—	(3.7)
Net cash flow used for financing activities	(114.2)	(118.9)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(0.3)	0.9
Net decrease in cash, cash equivalents and restricted cash	(307.8)	(181.4)
Cash, cash equivalents and restricted cash at beginning of period	424.8	712.0
Cash, cash equivalents and restricted cash at end of period	$117.0	$530.6

OUTFRONT Media Inc.
Consolidated Statements of Cash Flows (Continued)
(Unaudited)

	Six Months Ended
	June 30,
(in millions)	2022	2021
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$2.9	$1.4
Cash paid for interest	59.6	57.3

Non-cash investing and financing activities:
Accrued purchases of property and equipment	$4.9	$6.2
Accrued MTA franchise rights	3.6	4.5
Taxes withheld for stock-based compensation	—	0.1
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

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)
Note 3. Restricted Cash

In August 2021, the escrow agreement in connection with one of our transit franchise contracts, which required us to deposit funds into an escrow account to fund capital expenditures over the term of the transit franchise contract, was terminated. As of June 30, 2022, we have no restricted cash.

	As of
(in millions)	June 30, 2022	June 30, 2021	December 31, 2021
Cash and cash equivalents	$117.0	$529.0	$424.8
Restricted cash	—	1.6	—
Cash, cash equivalents and restricted cash	$117.0	$530.6	$424.8

Note 4. Property and Equipment, Net

The table below presents the balances of major classes of assets and accumulated depreciation.

		As of
(in millions)	Estimated Useful Lives	June 30, 2022	December 31, 2021
Land		$113.7	$102.9
Buildings	15 to 35 years	56.5	50.3
Advertising structures	3 to 20 years	1,975.8	1,937.4
Furniture, equipment and other	3 to 10 years	178.5	171.3
Construction in progress		39.3	38.7
		2,363.8	2,300.6
Less: Accumulated depreciation		1,684.2	1,652.7
Property and equipment, net		$679.6	$647.9

Depreciation expense was $19.4 million in the three months ended June 30, 2022, $20.0 million in the three months ended June 30, 2021, $38.7 million in the six months ended June 30, 2022, and $40.0 million in the six months ended June 30, 2021.

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

Our identifiable intangible assets consist of the following:

(in millions)	Gross	Accumulated Amortization	Net
As of June 30, 2022:
Permits and leasehold agreements	$1,522.0	$(839.8)	$682.2
Franchise agreements	532.3	(409.8)	122.5
Other intangible assets	4.9	(3.0)	1.9
Total intangible assets	$2,059.2	$(1,252.6)	$806.6

As of December 31, 2021:
Permits and leasehold agreements	$1,303.6	$(816.5)	$487.1
Franchise agreements	528.2	(402.7)	125.5
Other intangible assets	4.9	(2.6)	2.3
Total intangible assets	$1,836.7	$(1,221.8)	$614.9

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)

In the six months ended June 30, 2022, we acquired approximately 1,000 displays, resulting in amortizable intangible assets for permits and leasehold agreements of $220.0 million, which are amortized using the straight-line method over their estimated useful lives, an average period of 16.5 years.

All of our intangible assets, except goodwill, are subject to amortization. Amortization expense was $17.3 million in the three months ended June 30, 2022, $16.3 million in the three months ended June 30, 2021, $32.1 million in the six months ended June 30, 2022, and $32.7 million in the six months ended June 30, 2021.

Note 6. Leases

Lessee

The following table presents our operating lease assets and liabilities:

	As of
(in millions, except years and percentages)	June 30, 2022	December 31, 2021
Operating lease assets	$1,531.2	$1,485.5
Short-term operating lease liabilities	196.9	187.5
Non-current operating lease liabilities	1,345.6	1,308.4

Weighted-average remaining lease term	10.8 years	10.5 years
Weighted-average discount rate	5.4%	5.2%

The components of our lease expenses were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2022	2021	2022	2021
Operating expenses	$111.7	$99.9	$218.4	$193.6
Selling, general and administrative expenses	2.7	2.4	5.4	4.5
Variable costs	27.8	19.3	52.8	33.2

For each of the three and six months ended June 30, 2022 and 2021, sublease income was immaterial.

For the six months ended June 30, 2022, cash paid for operating leases was $224.7 million and leased assets obtained in exchange for new operating lease liabilities was $152.3 million. For the six months ended June 30, 2021, cash paid for operating leases was $190.9 million and leased assets obtained in exchange for new operating lease liabilities was $139.9 million.

Lessor

We recorded rental income of $342.2 million for the three months ended June 30, 2022, $277.6 million for the three months ended June 30, 2021, $630.5 million for the six months ended June 30, 2022, and $493.4 million for the six months ended June 30, 2021, in Revenues on our Consolidated Statement of Operations.

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

(in millions)
As of December 31, 2021	$36.4
Accretion expense	1.4
Additions	0.4
Liabilities settled	(0.9)
As of June 30, 2022	$37.3

Note 8. Related Party Transactions

We have a 50% ownership interest in two joint ventures that operate transit shelters in the greater Los Angeles area and Vancouver, and four joint ventures which currently operate a total of seven billboard displays in New York and Boston. All of these joint ventures are accounted for as equity investments. These investments totaled $12.2 million as of June 30, 2022, and $11.2 million as of December 31, 2021, and are included in Other assets on the Consolidated Statements of Financial Position. We provided sales and management services to these joint ventures and recorded management fees in Revenues on the Consolidated Statement of Operations of $2.3 million in the three months ended June 30, 2022, $1.3 million in the three months ended June 30, 2021, $4.0 million in the six months ended June 30, 2022, and $2.4 million in the six months ended June 30, 2021.

Note 9. Debt

Debt, net, consists of the following:

	As of
(in millions, except percentages)	June 30, 2022	December 31, 2021
Long-term debt:
Term loan, due 2026	$598.4	$598.2

Senior unsecured notes:
6.250% senior unsecured notes, due 2025	400.0	400.0
5.000% senior unsecured notes, due 2027	650.0	650.0
4.250% senior unsecured notes, due 2029	500.0	500.0
4.625% senior unsecured notes, due 2030	500.0	500.0
Total senior unsecured notes	2,050.0	2,050.0

Debt issuance costs	(25.1)	(27.6)
Total long-term debt, net	2,623.3	2,620.6

Total debt, net	$2,623.3	$2,620.6

Weighted average cost of debt	4.6%	4.3%

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)
Term Loan

The interest rate on the term loan due in 2026 (the “Term Loan”) was 3.4% per annum as of June 30, 2022. As of June 30, 2022, a discount of $1.6 million on the Term Loan remains unamortized. The discount is being amortized through Interest expense, net, on the Consolidated Statement of Operations.

Revolving Credit Facility

We also have a $500.0 million revolving credit facility, which matures in 2024 (the “Revolving Credit Facility,” together with the Term Loan, the “Senior Credit Facilities”).

As of June 30, 2022, there were no outstanding borrowings under the Revolving Credit Facility.

The commitment fee based on the amount of unused commitments under the Revolving Credit Facility was $0.4 million in the three months ended June 30, 2022, $0.5 million in the three months ended June 30, 2021, $0.8 million in the six months ended June 30, 2022, and $0.9 million in the six months ended June 30, 2021. As of June 30, 2022, we had issued letters of credit totaling approximately $4.1 million against the letter of credit facility sublimit under the Revolving Credit Facility.

Standalone Letter of Credit Facilities

As of June 30, 2022, we had issued letters of credit totaling approximately $72.7 million under our aggregate $81.0 million standalone letter of credit facilities. The total fees under the letter of credit facilities were immaterial in each of the three and six months ended June 30, 2022 and 2021.

Accounts Receivable Securitization Facility

As of June 30, 2022, we have a $150.0 million revolving accounts receivable securitization facility (the “AR Facility”), which terminates in May 2025, unless further extended.

On June 1, 2022, the Company, certain subsidiaries of the Company and MUFG Bank, Ltd. (“MUFG”) entered into an amendment to the agreements governing the AR Facility, pursuant to which the Company (i) increased the borrowing capacity under the AR Facility from $125.0 million to $150.0 million; (ii) extended the term of the AR Facility so that it now terminates on May 30, 2025, unless further extended; and (iii) increased the delinquency and termination ratios under the AR Facility for the tenure of the agreements to provide additional flexibility to the Company. The amendment to the agreements governing the AR Facility do not change how we account for the AR Facility as a collateralized financing activity.

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

As of June 30, 2022, there were no outstanding borrowings under the AR Facility. As of June 30, 2022, borrowing capacity remaining under the AR Facility was $150.0 million based on approximately $319.7 million of accounts receivable that could be used as collateral for the AR Facility in accordance with the agreements governing the AR Facility. The commitment fee

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)
based on the amount of unused commitments under the AR Facility was immaterial for each of the three and six months ended June 30, 2022 and 2021.

Debt Covenants

Our credit agreement, dated as of January 31, 2014 (as amended, supplemented or otherwise modified, the “Credit Agreement”), governing the Senior Credit Facilities, the agreements governing the AR Facility, and the indentures governing our senior unsecured notes contain customary affirmative and negative covenants, subject to certain exceptions, including but not limited to those that restrict the Company’s and its subsidiaries’ abilities to (i) pay dividends on, repurchase or make distributions in respect to the Company’s or its wholly-owned subsidiary, Outfront Media Capital LLC’s capital stock or make other restricted payments other than dividends or distributions necessary for us to maintain our REIT status, subject to certain conditions and exceptions, (ii) enter into agreements restricting certain subsidiaries’ ability to pay dividends or make other intercompany or third-party transfers, and (iii) incur additional indebtedness. One of the exceptions to the restriction on our ability to incur additional indebtedness is satisfaction of a Consolidated Total Leverage Ratio, which is the ratio of our consolidated total debt to our Consolidated EBITDA (as defined in the Credit Agreement) for the trailing four consecutive quarters, of no greater than 6.0 to 1.0. As of June 30, 2022, our Consolidated Total Leverage Ratio was 5.1 to 1.0 in accordance with the Credit Agreement.

The terms of the Credit Agreement (and under certain circumstances, the agreements governing the AR Facility) require that we maintain a Consolidated Net Secured Leverage Ratio, which is the ratio of (i) our consolidated secured debt (less up to $150.0 million of unrestricted cash) to (ii) our Consolidated EBITDA (as defined in the Credit Agreement) for the trailing four consecutive quarters, of no greater than 4.5 to 1.0. As of June 30, 2022, our Consolidated Net Secured Leverage Ratio was 0.9 to 1.0 in accordance with the Credit Agreement. As of June 30, 2022, we are in compliance with our debt covenants.

Deferred Financing Costs

As of June 30, 2022, we had deferred $27.6 million in fees and expenses associated with the Term Loan, Revolving Credit Facility, AR Facility and our senior unsecured notes. We are amortizing the deferred fees through Interest expense, net, on our Consolidated Statement of Operations over the respective terms of the Term Loan, Revolving Credit Facility, AR Facility and our senior unsecured notes.

Interest Rate Swap Agreement

We had an interest rate cash flow swap agreement to effectively convert a portion of our LIBOR-based variable rate debt to a fixed rate and hedge our interest rate risk related to such variable rate debt, which matured in June 2022. The fair value of this swap position was a net liability of approximately $0.4 million as of December 31, 2021, and is included in Other current liabilities on our Consolidated Statement of Financial Position.

Fair Value

Under the fair value hierarchy, observable inputs such as unadjusted quoted prices in active markets for identical assets or liabilities are defined as Level 1; observable inputs other than quoted prices included within Level 1 that are either directly or indirectly observable for the asset or liability are defined as Level 2; and unobservable inputs for the asset or liability are defined as Level 3. The aggregate fair value of our debt, which is estimated based on quoted market prices of similar liabilities, was approximately $2.4 billion as of June 30, 2022, and $2.7 billion as of December 31, 2021. The fair value of our debt as of both June 30, 2022, and December 31, 2021, is classified as Level 2. The aggregate fair value loss associated with our interest rate cash flow swap agreement was approximately $0.4 million as of December 31, 2021. The aggregate fair value of our interest rate cash flow swap agreement as of December 31, 2021, was classified as Level 2.

Note 10. Equity

As of June 30, 2022, 450,000,000 shares of our common stock, par value $0.01 per share, were authorized, of which 164,046,342 shares were issued and outstanding; and 50,000,000 shares of our preferred stock, par value $0.01 per share, were authorized, of which 125,000 shares of Series A Convertible Perpetual Preferred Stock (the “Series A Preferred Stock”), par value $0.01 per share, were issued and outstanding.

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

On March 1, 2022, 275,000 shares of Series A Preferred Stock were converted into approximately 17.4 million shares of the Company’s common stock, which included $3.2 million of accrued and unpaid dividends through and including the conversion date that were settled in the Company’s common stock in accordance with the Articles. During the three months ended June 30, 2022, we paid cash dividends of $2.2 million on the Series A Preferred Stock and during the six months ended June 30, 2022, we paid cash dividends of $4.4 million on the Series A Preferred Stock. As of June 30, 2022, the maximum number of shares of common stock that could be required to be issued on conversion of the outstanding shares of Series A Preferred Stock was approximately 7.8 million shares.

In connection with the acquisition of outdoor advertising assets in Canada in June 2017, the Company issued 1,953,407 shares of Class A equity interests of a subsidiary of the Company that controls its Canadian business (“Outfront Canada”), which, among other things, were (i) entitled to receive priority cash distributions from Outfront Canada at the same time and in the same per share amount as the dividends paid on shares of the Company’s common stock, and (ii) redeemable by the holders in exchange for shares of the Company’s common stock on a one-for-one basis. As of June 30, 2022, all Class A equity interests have been redeemed for shares of the Company’s common stock and no Class A equity interests were outstanding. During the six months ended June 30, 2022, we made distributions of $0.1 million to holders of the Class A equity interests, which are recorded in Dividends on our Consolidated Statements of Equity and Consolidated Statements of Cash Flows.

We have a sales agreement in connection with an “at-the-market” equity offering program (the “ATM Program”), under which we may, from time to time, issue and sell shares of our common stock up to an aggregate offering price of $300.0 million. We have no obligation to sell any of our common stock under the sales agreement and may at any time suspend solicitations and offers under the sales agreement. No shares were sold under the ATM Program during the six months ended June 30, 2022. As of June 30, 2022, we had approximately $232.5 million of capacity remaining under the ATM Program.

On August 3, 2022, we announced that our board of directors approved a quarterly cash dividend of $0.30 per share on our common stock, payable on September 30, 2022, to stockholders of record at the close of business on September 2, 2022.

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)
Note 11. Revenues

The following table summarizes revenues by source:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2022	2021	2022	2021
Billboard:
Static displays	$241.7	$208.3	$447.7	$373.4
Digital displays	99.9	68.9	181.3	118.2
Other	12.4	10.1	23.2	19.3
Billboard revenues	354.0	287.3	652.2	510.9
Transit:
Static displays	55.5	34.6	96.7	58.5
Digital displays	32.2	11.9	58.1	18.3
Other	7.1	6.2	13.5	10.8
Total transit revenues	94.8	52.7	168.3	87.6
Other	1.4	1.0	3.2	1.7
Transit and other revenues	96.2	53.7	171.5	89.3
Total revenues	$450.2	$341.0	$823.7	$600.2

Rental income was $342.2 million in the three months ended June 30, 2022, $277.6 million in the three months ended June 30, 2021, $630.5 million in the six months ended June 30, 2022, and $493.4 million in the six months ended June 30, 2021, and is recorded in Billboard revenues on the Consolidated Statement of Operations.

The following table summarizes revenues by geography:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2022	2021	2022	2021
United States:
Billboard	$332.1	$271.8	$615.5	$484.3
Transit and other	90.4	50.0	161.2	82.9
Other	1.4	1.0	3.2	1.7
Total United States revenues	423.9	322.8	779.9	568.9
Canada	26.3	18.2	43.8	31.3
Total revenues	$450.2	$341.0	$823.7	$600.2

We recognized substantially all of the Deferred revenues on the Consolidated Statement of Financial Position as of December 31, 2021, during the three months ended March 31, 2022.

Note 12. Acquisitions

We completed several asset acquisitions for a total purchase price of approximately $248.6 million in the six months ended June 30, 2022, and $42.7 million in the six months ended June 30, 2021.

In the second quarter of 2022, we completed the acquisition of approximately 950 billboard displays, including 21 digital displays, as well as certain business assets, in Portland, Oregon, and Clark County, Washington, from Pacific Outdoor Advertising, L.L.C., for $185.0 million, subject to closing and post-closing adjustments, using cash on hand.

In the second quarter of 2018, we entered into an agreement to acquire 14 digital and seven static billboard displays in California for a total estimated purchase price of $35.4 million. In the second quarter of 2019, we completed this acquisition

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)
except with respect to four digital displays, which we expect to acquire in 2023 for an estimated purchase price of $9.2 million, subject to customary closing conditions and the timing of site development.

Note 13. Stock-Based Compensation

The following table summarizes our stock-based compensation expense for the three and six months ended June 30, 2022 and 2021.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2022	2021	2022	2021
Stock-based compensation expenses (restricted share units (“RSUs”) and performance-based RSUs (“PRSUs”)), before income taxes	$8.5	$7.5	$16.4	$13.5
Tax benefit	(0.4)	(0.4)	(0.8)	(0.7)
Stock-based compensation expense, net of tax	$8.1	$7.1	$15.6	$12.8

As of June 30, 2022, total unrecognized compensation cost related to non-vested RSUs and PRSUs was $47.1 million, which is expected to be recognized over a weighted average period of 1.9 years.

RSUs and PRSUs

The following table summarizes activity for the six months ended June 30, 2022, of RSUs and PRSUs issued to our employees.

	Activity	Weighted Average Per Share Grant Date Fair Market Value
Non-vested as of December 31, 2021	2,447,246	$23.18
Granted:
RSUs	959,628	24.96
PRSUs	482,618	24.42
Vested:
RSUs	(746,663)	24.14
PRSUs	(293,773)	21.65
Forfeitures:
RSUs	(29,901)	24.40
PRSUs	(3,061)	26.60
Non-vested as of June 30, 2022	2,816,094	23.80

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)
Note 14. Retirement Benefits

The following table presents the components of net periodic pension cost and amounts recognized in other comprehensive income (loss) for our pension plans:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2022	2021	2022	2021
Components of net periodic pension cost:
Service cost	$—	$0.1	$—	$0.2
Interest cost	0.5	0.7	1.0	1.2
Expected return on plan assets	(0.7)	(1.0)	(1.4)	(1.8)
Amortization of net actuarial losses(a)	—	0.2	—	0.4
Net periodic pension cost	$(0.2)	$—	$(0.4)	$—

(a)Reflects amounts reclassified from accumulated other comprehensive income to net income.

In the six months ended June 30, 2022, we contributed $0.1 million to our defined benefit pension plans. In 2022, we expect to contribute approximately $0.2 million to our defined benefit pension plans.

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

In the three and six months ended June 30, 2022 and 2021, our effective tax rate differed from the U.S. federal statutory income tax rate primarily due to our REIT status, including the dividends paid deduction, the impact of state and local taxes, and the effect of foreign operations.

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)
Note 16. Earnings Per Share (“EPS”)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2022	2021	2022	2021
Net income (loss) available for common stockholders	$48.0	$(0.9)	$47.9	$(68.6)
Less: Distributions to holders of Series A Preferred Stock	2.2	7.0	7.6	14.0
Less: Distributions to holders of Class A equity interests of a subsidiary	—	—	0.1	—
Net income (loss) available for common stockholders, basic and diluted	$45.8	$(7.9)	$40.2	$(82.6)

Weighted average shares for basic EPS	164.0	145.6	158.0	145.2
Dilutive potential shares from grants of RSUs, PRSUs and stock options(a)	0.6	—	0.8	—
Weighted average shares for basic and diluted EPS	164.6	145.6	158.8	145.2

(a)The potential impact of 1.1 million granted RSUs and PRSUs in the three months ended June 30, 2022, 1.3 million granted RSUs and PRSUs in the three months ended June 30, 2021, and 1.3 million granted RSUs, PRSUs and stock options in the six months ended June 30, 2021, were antidilutive. The potential impact of antidilutive granted RSUs and PRSUs in the six months ended June 30, 2022, was immaterial.
(b)The potential impact of 7.8 million shares of our common stock issuable upon conversion of the Series A Preferred Stock in the three months ended June 30, 2022, 25.0 million shares of our common stock issuable upon conversion of the Series A Preferred Stock in the three months ended June 30, 2021, 13.4 million shares of our common stock issuable upon conversion of the Series A Preferred Stock in the six months ended June 30, 2022, and 25.0 million shares of our common stock issuable upon conversion of the Series A Preferred Stock in the six months ended June 30, 2021, were antidilutive.
(c)The potential impact of 0.4 million of Class A equity interests of Outfront Canada in the three months ended June 30, 2021, 0.2 million of Class A equity interests of Outfront Canada in the six months ended June 30, 2022, and 0.6 million of Class A equity interests of Outfront Canada in the six months ended June 30, 2021, was antidilutive. (See Note 10. Equity to the Consolidated Financial Statements.)

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

•Recoupment of Equipment Deployment Costs. We may retain incremental revenues that exceed an annual base revenue amount for the cost of deploying advertising and communications displays throughout the transit system. As presented in the table below, recoupable MTA equipment deployment costs are recorded as Prepaid MTA equipment deployment costs and Intangible assets on our Consolidated Statement of Financial Position, and as these costs are recouped from incremental revenues that the MTA would otherwise be entitled to receive, Prepaid MTA equipment deployment costs will be reduced. If incremental revenues generated over the term of the agreement are not sufficient to cover all or a portion of the equipment deployment costs, the costs will not be recouped, which could have an adverse effect on our

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)
business, financial condition and results of operations. If we do not recoup all costs of deploying advertising and communications screens with respect to the New Inventory by the end of the term of the MTA Agreement, the MTA will be obligated to reimburse us for these costs. Deployment costs in an amount not to exceed $50.7 million, which are deemed authorized before December 31, 2020, will be paid directly by the MTA. For any deployment costs deemed authorized after December 31, 2020, the MTA and the Company will no longer be obligated to directly pay 70% and 30% of the costs, respectively, and these costs will be subject to recoupment in accordance with the MTA Agreement. We did not recoup any equipment deployment costs in the six months ended June 30, 2022, and it is unlikely we will recoup equipment deployment costs in the remainder of 2022.

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

During the six months ended June 30, 2022, we had no recoupment from incremental revenues and as of June 30, 2022, $49.1 million has been funded by the MTA. As of June 30, 2022, 13,161 digital displays had been installed, composed of 4,749 digital advertising screens on subway and train platforms and entrances, 4,292 smaller-format digital advertising screens on rolling stock and 4,120 MTA communications displays. In the three months ended June 30, 2022, 682 installations occurred, for a total of 2,069 installations occurring in the six months ended June 30, 2022.

(in millions)	Beginning Balance	Deployment Costs Incurred	Recoupment/MTA Funding	Amortization	Ending Balance
Six months ended June 30, 2022:
Prepaid MTA equipment deployment costs	$279.8	$48.1	$—	$—	$327.9
Other current assets	5.2	0.1	(3.7)	—	1.6
Intangible assets (franchise agreements)	63.0	4.2	—	(2.5)	64.7
Total	$348.0	$52.4	$(3.7)	$(2.5)	$394.2

Year ended December 31, 2021:
Prepaid MTA equipment deployment costs	$204.6	$75.2	$—	$—	$279.8
Other current assets	28.0	6.2	(29.0)	—	5.2
Intangible assets (franchise agreements)	58.4	14.5	—	(9.9)	63.0
Total	$291.0	$95.9	$(29.0)	$(9.9)	$348.0

Letters of Credit

We have indemnification obligations with respect to letters of credit and surety bonds primarily used as security against non-performance in the normal course of business. As of June 30, 2022, the outstanding letters of credit were approximately $76.8 million and outstanding surety bonds were approximately $167.1 million, and were not recorded on the Consolidated Statements of Financial Position.

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

The following tables set forth our financial performance by segment.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2022	2021	2022	2021
Revenues:
U.S. Media	$422.5	$321.8	$776.7	$567.2
Other	27.7	19.2	47.0	33.0
Total revenues	$450.2	$341.0	$823.7	$600.2

We present Operating income (loss) before Depreciation, Amortization, Net (gain) loss on dispositions and Stock-based compensation (“Adjusted OIBDA”) as the primary measure of profit and loss for our operating segments.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2022	2021	2022	2021
Net income (loss) before allocation to non-controlling interests	$48.4	$(0.7)	$48.5	$(68.3)
(Benefit) provision for income taxes	1.2	(2.4)	(0.9)	(7.1)
Equity in earnings of investee companies, net of tax	(1.2)	0.1	(1.5)	0.5
Interest expense, net	31.6	32.1	62.3	66.7
Loss on extinguishment of debt	—	—	—	6.3
Other income, net	(0.1)	—	—	—
Operating income (loss)	79.9	29.1	108.4	(1.9)
Net (gain) loss on dispositions	0.2	(2.9)	(0.1)	(3.2)
Depreciation and amortization	36.7	36.3	70.8	72.7
Stock-based compensation	8.5	7.5	16.4	13.5
Total Adjusted OIBDA	$125.3	$70.0	$195.5	$81.1

Adjusted OIBDA:
U.S. Media	$129.2	$80.6	$209.3	$105.2
Other	7.8	1.6	8.4	(0.4)
Corporate	(11.7)	(12.2)	(22.2)	(23.7)
Total Adjusted OIBDA	$125.3	$70.0	$195.5	$81.1

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2022	2021	2022	2021
Operating income (loss):
U.S. Media	$95.3	$47.3	$144.6	$38.7
Other	4.8	1.5	2.4	(3.4)
Corporate	(20.2)	(19.7)	(38.6)	(37.2)
Total operating income (loss)	$79.9	$29.1	$108.4	$(1.9)

Net gain (loss) on dispositions:
U.S. Media	$0.2	$0.1	$(0.1)	$(0.2)
Other	—	(3.0)	—	(3.0)
Total gain (loss) on dispositions	$0.2	$(2.9)	$(0.1)	$(3.2)

Depreciation and amortization:
U.S. Media	$33.7	$33.2	$64.8	$66.7
Other	3.0	3.1	6.0	6.0
Total depreciation and amortization	$36.7	$36.3	$70.8	$72.7

Capital expenditures:
U.S. Media	$24.2	$15.8	$40.3	$24.7
Other	0.7	0.3	1.5	0.8
Total capital expenditures	$24.9	$16.1	$41.8	$25.5

	As of
(in millions)	June 30, 2022	December 31, 2021
Assets:
U.S. Media	$5,573.9	$5,280.7
Other	247.3	248.1
Corporate	87.8	395.9
Total assets	$5,909.0	$5,924.7

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

Overview

OUTFRONT Media is a real estate investment trust (“REIT”), which provides advertising space (“displays”) on out-of-home advertising structures and sites in the United States (the “U.S.”) and Canada. We currently manage our operations through two operating segments—U.S. Billboard and Transit, which is included in our U.S. Media reportable segment, and International. International does not meet the criteria to be a reportable segment and accordingly, is included in Other (see Note 18. Segment Information to the Consolidated Financial Statements).

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

U.S. Media. Our U.S. Media segment generated 19% of its revenues in the New York City metropolitan area in the three months ended June 30, 2022, 14% in the three months ended June 30, 2021, 19% in the six months ended June 30, 2022, and 13% in the six months ended June 30, 2021, and generated 16% in the Los Angeles metropolitan area in each of the three and six months ended June 30, 2022 and 2021. In the three months ended June 30, 2022, our U.S. Media segment generated $422.5 million of Revenues and $129.2 million of Operating income before Depreciation, Amortization, Net (gain) loss on dispositions and Stock-based compensation (“Adjusted OIBDA”). In the three months ended June 30, 2021, our U.S. Media segment generated $321.8 million of Revenues and $80.6 million of Adjusted OIBDA. In the six months ended June 30, 2022, our U.S. Media segment generated $776.7 million of Revenues and $209.3 million of Adjusted OIBDA. In the six months ended June 30, 2021, our U.S. Media segment generated $567.2 million of Revenues and $105.2 million of Adjusted OIBDA. (See the “Segment Results of Operations” section of this MD&A.)

Other (includes International). In the three months ended June 30, 2022, Other generated $27.7 million of Revenues and $7.8 million of Adjusted OIBDA. In the three months ended June 30, 2021, Other generated $19.2 million of Revenues and $1.6 million of Adjusted OIBDA. In the six months ended June 30, 2022, Other generated $47.0 million of Revenues and $8.4 million of Adjusted OIBDA. In the six months ended June 30, 2021, Other generated $33.0 million of Revenues and an Adjusted OIBDA loss of $0.4 million.

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

As a result of the impact of the COVID-19 pandemic on our business and results of operations, we expect our key performance indicators and total revenues to incrementally improve in 2022 as compared to 2021, but some key performance indicators will continue to be materially lower in 2022 than pre-COVID-19 pandemic levels. We expect total revenues in 2022 to surpass pre-COVID-19 pandemic levels based on our current expectation of strong performance in total billboard revenues in our U.S. Media segment. We expect total transit and other revenues in our U.S. Media segment to incrementally improve in 2022, but still remain materially below pre-COVID-19 pandemic levels until 2023. We also expect Adjusted OIBDA to incrementally improve in 2022, driven by improvements in our transit and other business, and be comparable to pre-COVID-19 pandemic levels. We expect total expenses to increase in 2022 as compared to 2021, and exceed pre-COVID-19 pandemic levels. In particular, we expect billboard property lease expenses, such as rental expenses, and posting, maintenance and other expenses, as a percentage of revenues, to be slightly lower than pre-COVID-19 pandemic levels. We expect transit franchise expenses, such as transit franchise payments, as a percentage of revenues, to decrease in 2022 as compared to 2021, but be higher in 2022 than pre-COVID-19 pandemic levels, primarily due to the guaranteed minimum annual payment amounts owed to the New York Metropolitan Transportation Authority (the “MTA”) and other transit franchise partners as total transit and other revenues incrementally improve in the future. Results for the three and six months ended June 30, 2022, are not indicative of the results that may be expected for the fiscal year ending December 31, 2022.

Economic Environment

Our revenues and operating results are sensitive to fluctuations in advertising expenditures, general economic conditions and other external events beyond our control, such as the COVID-19 pandemic as described above and supply chain disruptions and heightened levels of inflation as described below.

We rely on third parties to manufacture and transport our digital displays. As a result of the current market-wide supply shortages and logistics disruptions as the economy recovers from the COVID-19 pandemic, we have experienced delays and price increases with respect to certain of our digital displays, which will continue in 2022, and could have an adverse effect on our business, financial condition and results of operations.

Due to the current heightened levels of inflation and commodity prices in the U.S. and abroad, we have also experienced increases with respect to our posting, maintenance and other expenses and our corporate expenses, which will continue in 2022, and could have an adverse effect on our business, financial condition and results of operations. Our billboard property lease expenses and transit franchise expenses have been less impacted by the current heightened levels of inflation due to the long-term nature of most of our operating leases and transit franchise agreements. However, our transit franchise agreements that contain inflationary price adjustments may cause increases in our transit franchise expenses in the near-term if the current heightened levels of inflation continue. Though the Company cannot reasonably estimate the full impact of the current heightened levels of inflation on our business, financial condition and results of operations at this time, a portion of these increases may be partially offset by increases in advertising rates on our displays and cost efficiencies.

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

We have built or converted 54 new digital billboard displays in the U.S. and 5 new digital billboard displays in Canada during the six months ended June 30, 2022. Additionally, in the six months ended June 30, 2022, we entered into marketing arrangements to sell advertising on 25 third-party digital billboard displays in the U.S. In the six months ended June 30, 2022, we have built, converted or replaced 2,241 digital transit and other displays in the U.S. The following table sets forth information regarding our digital displays.

	Digital Revenues (in millions) for the Six Months Ended June 30, 2022(a)			Number of Digital Displays as of June 30, 2022(a)
Location	Digital Billboard	Digital Transit and Other	Total Digital Revenues	Digital Billboard Displays	Digital Transit and Other Displays	Total Digital Displays
United States	$165.7	$57.1	$222.8	1,519	14,829	16,348
Canada	15.6	1.0	16.6	251	120	371
Total	$181.3	$58.1	$239.4	1,770	14,949	16,719

(a)Digital display amounts include 4,187 displays reserved for transit agency use. Our number of digital displays is impacted by acquisitions, dispositions, management agreements, the net effect of new and lost billboards, and the net effect of won and lost franchises in the period.

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

We have a diversified base of customers across various industries. During the three months ended June 30, 2022, our largest categories of advertisers were Entertainment, Retail and Health/Medical, each of which represented approximately 20%, 11% and 9% of our total U.S. Media segment revenues, respectively. During the three months ended June 30, 2021, our largest categories of advertisers were Entertainment, Health/Medical and Retail, each of which represented approximately 16%, 9% and 9% of our total U.S. Media segment revenues, respectively. During the six months ended June 30, 2022, our largest categories of advertisers were Entertainment, Retail and Health/Medical, each of which represented approximately 21%, 10% and 10% of our total U.S. Media segment revenues, respectively. During the six months ended June 30, 2021, our largest categories of advertisers were Entertainment, Health/Medical and Retail, each of which represented approximately 16%, 10% and 9% of our total U.S. Media segment revenues, respectively.

Our large-scale portfolio allows our customers to reach a national audience and also provides the flexibility to tailor campaigns to specific regions or markets. In the three months ended June 30, 2022, we generated approximately 42% of our U.S. Media segment revenues from national advertising campaigns compared to approximately 40% in the same prior-year period. In the six months ended June 30, 2022, we generated approximately 42% of our U.S. Media segment revenues from national advertising campaigns compared to approximately 39% in the same prior-year period.

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

	Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%
(in millions, except percentages)	2022	2021	Change	2022	2021	Change
Revenues	$450.2	$341.0	32%	$823.7	$600.2	37%
Organic revenues(a)(b)	447.8	340.4	32	821.3	599.6	37
Operating income (loss)	79.9	29.1	175	108.4	(1.9)	*
Adjusted OIBDA(b)	125.3	70.0	79	195.5	81.1	141
Adjusted OIBDA(b) margin	28%	21%		24%	14%
Funds from operations (“FFO”)(b) attributable to OUTFRONT Media Inc.	92.4	39.7	133	134.2	9.3	*
Adjusted FFO (“AFFO”)(b) attributable to OUTFRONT Media Inc.	93.2	39.6	135	128.7	15.1	*
Net income (loss) attributable to OUTFRONT Media Inc.	48.0	(0.9)	*	47.9	(68.6)	*

*Calculation is not meaningful.
(a)Organic revenues exclude revenues associated with a significant acquisition and the impact of foreign currency exchange rates (“non-organic revenues”). We provide organic revenues to understand the underlying growth rate of revenue excluding the impact of non-organic revenue items. Our management believes organic revenues are useful to users of our financial data because it enables them to better understand the level of growth of our business period to period. Since organic revenues are not calculated in accordance with GAAP, it should not be considered in isolation of, or as a substitute for, revenues as an indicator of operating performance. Organic revenues, as we calculate it, may not be comparable to similarly titled measures employed by other companies.
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions, except per share amounts)	2022	2021	2022	2021
Total revenues	$450.2	$341.0	$823.7	$600.2

Operating income (loss)	$79.9	$29.1	$108.4	$(1.9)
Net (gain) loss on dispositions	0.2	(2.9)	(0.1)	(3.2)
Depreciation	19.4	20.0	38.7	40.0
Amortization	17.3	16.3	32.1	32.7
Stock-based compensation	8.5	7.5	16.4	13.5
Adjusted OIBDA	$125.3	$70.0	$195.5	$81.1
Adjusted OIBDA margin	28%	21%	24%	14%

Net income (loss) attributable to OUTFRONT Media Inc.	$48.0	$(0.9)	$47.9	$(68.6)
Depreciation of billboard advertising structures	14.0	14.1	27.6	28.2
Amortization of real estate-related intangible assets	14.5	12.6	27.9	25.0
Amortization of direct lease acquisition costs	15.7	13.9	31.0	25.1
Net (gain) loss on disposition of real estate assets	0.2	0.1	(0.1)	(0.2)
Adjustment related to non-controlling interests	—	(0.1)	(0.1)	(0.2)
FFO attributable to OUTFRONT Media Inc.	92.4	39.7	134.2	9.3
Non-cash portion of income taxes	0.4	(4.1)	(3.8)	(9.3)
Cash paid for direct lease acquisition costs	(13.0)	(10.8)	(29.0)	(22.9)
Maintenance capital expenditures	(7.0)	(4.8)	(11.4)	(8.4)
Other depreciation	5.4	5.9	11.1	11.8
Other amortization	2.8	3.7	4.2	7.7
Gain on disposition of non-real estate assets(a)	—	(3.0)	—	(3.0)
Stock-based compensation	8.5	7.5	16.4	13.5
Non-cash effect of straight-line rent	1.3	2.2	2.3	4.2
Accretion expense	0.7	0.6	1.4	1.3
Amortization of deferred financing costs	1.7	1.9	3.3	3.8
Loss on extinguishment of debt	—	—	—	6.3
Income tax effect of adjustments(b)	—	0.8	—	0.8
AFFO attributable to OUTFRONT Media Inc.	$93.2	$39.6	$128.7	$15.1

(a)Gain related to the sale of all of our equity interests in certain of our subsidiaries, which held all of the assets of our Sports Marketing operating segment.
(b)Income tax effect related to a Gain on disposition of non-real estate assets.

FFO increased $52.7 million, or 133%, in the three months ended June 30, 2022, compared to the same prior-year period, due primarily to higher operating income and higher amortization of both real estate-related intangible assets and direct lease acquisition costs. FFO increased $124.9 million in the six months ended June 30, 2022, compared to the same prior-year period, due primarily to higher operating income, a loss on extinguishment of debt in 2021 and higher amortization of both real estate-related intangible assets and direct lease acquisition costs. AFFO increased $53.6 million, or 135%, in the three months ended June 30, 2022, and increased $113.6 million in the six months ended June 30, 2022, compared to the same prior-year periods. The increases in AFFO were due primarily to higher operating income.

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

	Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%
(in millions, except percentages)	2022	2021	Change	2022	2021	Change
Revenues:
Billboard	$354.0	$287.3	23%	$652.2	$510.9	28%
Transit and other	96.2	53.7	79	171.5	89.3	92
Total revenues	$450.2	$341.0	32	$823.7	$600.2	37

Organic revenues(a):
Billboard	$351.6	$286.8	23	$649.8	$510.4	27
Transit and other	96.2	53.6	79	171.5	89.2	92
Total organic revenues(a)	447.8	340.4	32	821.3	599.6	37
Non-organic revenues:
Billboard	2.4	0.5	*	2.4	0.5	*
Transit and other	—	0.1	*	—	0.1	*
Total non-organic revenues	2.4	0.6	*	2.4	0.6	*
Total revenues	$450.2	$341.0	32	$823.7	$600.2	37

*Calculation is not meaningful.
(a)Organic revenues exclude revenues associated with a significant acquisition and the impact of foreign currency exchange rates (“non-organic revenues”).

Total revenues increased by $109.2 million, or 32%, and organic revenues increased $107.4 million, or 32%, in the three months ended June 30, 2022, compared to the same prior-year period. Total revenues increased by $223.5 million, or 37%, and organic revenues increased $221.7 million, or 37%, in the six months ended June 30, 2022, compared to the same prior-year period.

In the three and six months ended June 30, 2022, non-organic revenues reflect the impact of a significant acquisition. In the three and six months ended June 30, 2021, non-organic revenues reflect the impact of foreign currency exchange rates.

Total billboard revenues increased $66.7 million, or 23%, in the three months ended June 30, 2022, and increased $141.3 million, or 28%, in the six months ended June 30, 2022, compared to the same prior-year periods. The increases were primarily due to an increase in average revenue per display (yield) as we have experienced increases in overall demand for our services, and the impact of acquisitions.

Organic billboard revenues increased $64.8 million, or 23%, in the three months ended June 30, 2022, and increased $139.4 million, or 27%, in the six months ended June 30, 2022, compared to the same prior-year periods, primarily due to an increase in average revenue per display (yield) as we have experienced increases in overall demand for our services.

Total transit and other revenues increased $42.5 million, or 79%, in the three months ended June 30, 2022, compared to the same prior-year period and increased $82.2 million, or 92%, in the six months ended June 30, 2022, compared to the same prior-year period. The increases were primarily driven by an increase in average revenue per display (yield), as we have experienced increases in overall demand for our services due to an increase in transit ridership, partially offset by the loss of a transit franchise contract.

Organic transit and other revenues increased $42.6 million, or 79%, in the three months ended June 30, 2022, and increased $82.3 million, or 92%, in the six months ended June 30, 2022, compared to the same prior-year periods, primarily driven by an increase in average revenue per display (yield) as we have experienced increases in overall demand for our services due to an increase in transit ridership, partially offset by the loss of a transit franchise contract.

Expenses

	Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%
(in millions, except percentages)	2022	2021	Change	2022	2021	Change
Expenses:
Operating	$226.5	$189.6	19%	$439.3	$367.2	20%
Selling, general and administrative	106.9	88.9	20	205.3	165.4	24
Net (gain) loss on dispositions	0.2	(2.9)	*	(0.1)	(3.2)	(97)
Depreciation	19.4	20.0	(3)	38.7	40.0	(3)
Amortization	17.3	16.3	6	32.1	32.7	(2)
Total expenses	$370.3	$311.9	19	$715.3	$602.1	19

*Calculation is not meaningful.

Operating Expenses

	Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%
(in millions, except percentages)	2022	2021	Change	2022	2021	Change
Operating expenses:
Billboard property lease	$112.5	$100.7	12%	$219.8	$194.8	13%
Transit franchise	59.4	42.5	40	113.1	82.1	38
Posting, maintenance and other	54.6	46.4	18	106.4	90.3	18
Total operating expenses	$226.5	$189.6	19	$439.3	$367.2	20

Billboard property lease expenses represented 32% of billboard revenues in the three months ended June 30, 2022, 35% in the three months ended June 30, 2021, 34% of billboard revenues in the six months ended June 30, 2022, and 38% in the six months ended June 30, 2021. The decreases in billboard property lease expenses as a percentage of revenues is primarily due to an increase in billboard revenues and the fixed nature of certain billboard property lease expenses (see Note 6. Leases to the Consolidated Financial Statements).

Transit franchise expenses represented 68% of transit display revenues in the three months ended June 30, 2022, 91% in the three months ended June 30, 2021, 73% of transit display revenues in the six months ended June 30, 2022, and 107% in the six months ended June 30, 2021. The decreases in transit franchise expense as a percentage of revenues are primarily driven by an increase in transit revenue, while the MTA was paid guaranteed minimum annual payments in each of the three and six months ended June 30, 2022 and 2021.

Billboard property lease and transit franchise expenses increased $28.7 million, or 20%, in the three months ended June 30, 2022, and increased $56.0 million, or 20%, in the six months ended June 30, 2022, compared to the same prior-year periods, primarily due to higher billboard and transit revenues, and higher guaranteed minimum annual payments to the MTA.

Posting, maintenance and other expenses as a percentage of Revenues were 12% in the three months ended June 30, 2022, 14% in the three months ended June 30, 2021, 13% in the six months ended June 30, 2022, and 15% in the six months ended June 30, 2021. Posting, maintenance and other expenses increased $8.2 million, or 18%, in the three months ended June 30, 2022, and increased $16.1 million, or 18%, in the six months ended June 30, 2022, compared to the same prior-year periods, primarily due to increased activity resulting in higher production and materials cost, higher compensation-related expenses, higher posting and rotation costs and higher maintenance and utilities cost, driven by economic recovery from the COVID-19 pandemic and inflation-driven utility cost increases in 2022.

Selling, General and Administrative Expenses (“SG&A”)

SG&A expenses represented 24% of Revenues in the three months ended June 30, 2022, 26% of Revenues in the three months ended June 30, 2021, 25% of Revenues in the six months ended June 30, 2022, and 28% of Revenues in the same prior-year period. SG&A expenses increased $18.0 million, or 20%, in the three months ended June 30, 2022, compared to the same prior-year period, primarily due to higher compensation-related expenses, including commissions and salaries, higher professional fees, increased business travel resulting in higher travel and entertainment expenses, and a higher provision for doubtful accounts, driven by both business performance improvements during the period and the impact of COVID-19 on the second quarter of 2021. The increase in SG&A expenses was partially offset by the impact of market fluctuations on an equity-linked retirement plan offered by the Company to certain employees. SG&A expenses increased $39.9 million, or 24%, in the six months ended June 30, 2022, compared to the same prior-year period, primarily due to higher compensation-related expenses, including commissions, salaries and bonuses, and a higher provision for doubtful accounts, driven by both business performance improvements during the period and the impact of COVID-19 on the first half of 2021, increased post-COVID-19 pandemic travel resulting in higher travel and entertainment expenses, and higher professional fees. The increase in SG&A expenses was partially offset by the impact of market fluctuations on an equity-linked retirement plan offered by the Company to certain employees.

Net (Gain) Loss on Dispositions

Net loss on dispositions was $0.2 million in the three months ended June 30, 2022, compared to a Net gain on dispositions of $2.9 million in the three months ended June 30, 2021. Net gain on dispositions decreased $3.1 million, or 97%, in the six months ended June 30, 2022, compared to the same prior-year period.

Depreciation

Depreciation decreased $0.6 million, or 3%, in the three months ended June 30, 2022, and decreased $1.3 million, or 3%, in the six months ended June 30, 2022, compared to the same prior-year periods.

Amortization

Amortization increased $1.0 million, or 6%, in the three months ended June 30, 2022, compared to the same prior-year period. Amortization decreased $0.6 million, or 2%, in the six months ended June 30, 2022, compared to the same prior-year period.

Interest Expense, Net

Interest expense, net, was $31.6 million (including $1.7 million of deferred financing costs) in the three months ended June 30, 2022, compared to $32.1 million (including $1.9 million of deferred financing costs) in the same prior-year period. Interest expense, net, was $62.3 million (including $3.3 million of deferred financing costs) in the six months ended June 30, 2022, and $66.7 million (including $3.8 million of deferred financing costs) in the same prior-year period, primarily due to a lower outstanding average debt balance, partially offset by higher interest rates.

Loss on Extinguishment of Debt

In the six months ended June 30, 2021, we recorded a loss on extinguishment of debt of $6.3 million relating to the redemption of our 5.625% Senior Unsecured Notes due 2024 in the first quarter of 2021.

Benefit (Provision) for Income Taxes

Provision for income taxes was $1.2 million in the three months ended June 30, 2022, compared to a Benefit for income taxes of $2.4 million in the three months ended June 30, 2021, due primarily to income in Canada in 2022 compared to losses in Canada in 2021 and lower taxable REIT subsidiary (“TRS”) losses in 2022 compared to 2021. Benefit for income taxes decreased $6.2 million, or 87%, in the six months ended June 30, 2022, compared to the same prior-year period, due primarily to income in Canada in 2022 compared to losses in Canada in 2021 and lower TRS losses in 2022.

Net Income (Loss)

Net income before allocation to non-controlling interests was $48.4 million in the three months ended June 30, 2022, compared to a Net loss before allocation to non-controlling interests of $0.7 million in the same prior-year period, due primarily to higher operating income, as we have experienced increases in customer advertising expenditures and overall demand for our services, partially offset by a provision for income taxes in 2022 compared to a benefit for income taxes in 2021. Net income before allocation to non-controlling interests was $48.5 million in the six months ended June 30, 2022, compared to a Net loss before allocation to non-controlling interests of $68.3 million in the same prior-year period, due primarily to higher operating income, as we have experienced increases in customer advertising expenditures and overall demand for our services, and a loss on extinguishment of debt in 2021, partially offset by a lower benefit for income taxes.

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

The following table presents our Revenues, Adjusted OIBDA and Operating income (loss) by segment in the three and six months ended June 30, 2022 and 2021.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2022	2021	2022	2021
Revenues:
U.S. Media	$422.5	$321.8	$776.7	$567.2
Other	27.7	19.2	47.0	33.0
Total revenues	$450.2	$341.0	$823.7	$600.2

Operating income (loss)	$79.9	$29.1	$108.4	$(1.9)
Net (gain) loss on dispositions	0.2	(2.9)	(0.1)	(3.2)
Depreciation	19.4	20.0	38.7	40.0
Amortization	17.3	16.3	32.1	32.7
Stock-based compensation(a)	8.5	7.5	16.4	13.5
Total Adjusted OIBDA	$125.3	$70.0	$195.5	$81.1

Adjusted OIBDA:
U.S. Media	$129.2	$80.6	$209.3	$105.2
Other	7.8	1.6	8.4	(0.4)
Corporate	(11.7)	(12.2)	(22.2)	(23.7)
Total Adjusted OIBDA	$125.3	$70.0	$195.5	$81.1

Operating income (loss):
U.S. Media	$95.3	$47.3	$144.6	$38.7
Other	4.8	1.5	2.4	(3.4)
Corporate	(20.2)	(19.7)	(38.6)	(37.2)
Total operating income (loss)	$79.9	$29.1	$108.4	$(1.9)

(a)Stock-based compensation is classified as Corporate expense.

U.S. Media

	Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%
(in millions, except percentages)	2022	2021	Change	2022	2021	Change
Revenues:
Billboard	$332.1	$271.8	22%	$615.5	$484.3	27%
Transit and other	90.4	50.0	81	161.2	82.9	94
Total revenues	$422.5	$321.8	31	$776.7	$567.2	37

Organic revenues(a):
Billboard	$329.7	$271.8	21	$613.1	$484.3	27
Transit and other	90.4	50.0	81	161.2	82.9	94
Total organic revenues(a)	420.1	321.8	31	774.3	567.2	37
Non-organic revenues:
Billboard	2.4	—	*	2.4	—	*
Transit and other	—	—	*	—	—	*
Total non-organic revenues	2.4	—	*	2.4	—	*
Total revenues	422.5	321.8	31	776.7	567.2	37
Operating expenses	(212.2)	(176.8)	20	(411.6)	(342.9)	20
SG&A expenses	(81.1)	(64.4)	26	(155.8)	(119.1)	31
Adjusted OIBDA	$129.2	$80.6	60	$209.3	$105.2	99
Adjusted OIBDA margin	31%	25%		27%	19%

Operating income	$95.3	$47.3	101	$144.6	$38.7	*
Net (gain) loss on dispositions	0.2	0.1	100	(0.1)	(0.2)	(50)
Depreciation and amortization	33.7	33.2	2	64.8	66.7	(3)
Adjusted OIBDA	$129.2	$80.6	60	$209.3	$105.2	99

*    Calculation is not meaningful.
(a)Organic revenues exclude revenues associated with a significant acquisition (“non-organic revenues”).

Total U.S. Media segment revenues increased $100.7 million, or 31%, in the three months ended June 30, 2022, and increased $209.5 million, or 37%, in the six months ended June 30, 2022, compared to the same prior-year periods, due primarily to stronger transit revenues and higher billboard revenues. While transit revenues have increased, transit revenues remain below pre-COVID-19 pandemic levels, as overall ridership remains materially below pre-COVID-19 pandemic levels. We generated approximately 42% of our U.S. Media segment revenues from national advertising campaigns in the three months ended June 30, 2022, 40% in the three months ended June 30, 2021, 42% in the six months ended June 30, 2022, and 39% in the six months ended June 30, 2021.

In the three and six months ended June 30, 2022, non-organic revenues reflect the impact of a significant acquisition.

Billboard revenues in the U.S. Media segment increased $60.3 million, or 22%, in the three months ended June 30, 2022, and increased $131.2 million, or 27%, in the six months ended June 30, 2022, compared to the same prior-year periods, reflecting an increase in average revenue per display (yield) as we have experienced increases in overall demand for our services and the impact of acquisitions.

Organic billboard revenues in the U.S. Media segment increased $57.9 million, or 21%, in the three months ended June 30, 2022, and increased $128.8 million, or 27%, in the six months ended June 30, 2022, compared to the same prior-year periods, primarily due to an increase in average revenue per display (yield) as we have experienced increases in overall demand for our services.

Transit and other revenues in the U.S. Media segment increased $40.4 million, or 81%, in the three months ended June 30, 2022, and increased $78.3 million, or 94%, in the six months ended June 30, 2022, compared to the same prior-year periods, primarily driven by an increase in average revenue per display (yield) as we have experienced increases in overall demand for our services due to an increase in transit ridership, partially offset by the loss of a transit franchise contract.

Organic transit and other revenues in the U.S. Media segment increased $40.4 million, or 81%, in the three months ended June 30, 2022, and increased $78.3 million, or 94%, in the six months ended June 30, 2022, compared to the same prior-year periods, primarily driven by an increase in average revenue per display (yield) as we have experienced increases in overall demand for our services due to an increase in transit ridership, partially offset by the loss of a transit franchise contract.

Operating expenses in the U.S. Media segment increased $35.4 million, or 20%, in the three months ended June 30, 2022, and increased $68.7 million, or 20%, in the six months ended June 30, 2022, compared to the same prior-year periods, primarily driven by higher transit franchise and billboard lease costs associated with the increase in revenue, higher production and materials cost, higher compensation-related expenses, higher posting and rotation costs and higher maintenance and utilities cost, driven by economic recovery from the COVID-19 pandemic and inflation-driven utility cost increases in 2022, as well as higher guaranteed minimum annual payments to the MTA.

SG&A expenses in the U.S. Media segment increased $16.7 million, or 26%, in the three months ended June 30, 2022, and increased $36.7 million, or 31%, in the six months ended June 30, 2022, compared to the same prior-year periods, primarily driven by higher compensation-related expenses, including commissions, salaries and bonuses, increased business travel resulting in higher travel and entertainment expenses, and a higher provision for doubtful accounts.

U.S. Media segment Adjusted OIBDA increased $48.6 million, or 60%, in the three months ended June 30, 2022, and increased $104.1 million, or 99%, in the six months ended June 30, 2022, compared to the same prior-year periods. Adjusted OIBDA margin was 31% in the three months ended June 30, 2022, 25% in the three months ended June 30, 2021, 27% in the six months ended June 30, 2022, and 19% in the same prior-year period.
Other

	Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%
(in millions, except percentages)	2022	2021	Change	2022	2021	Change
Revenues:
Billboard	$21.9	$15.5	41%	$36.7	$26.6	38%
Transit and other	5.8	3.7	57	10.3	6.4	61
Total revenues	$27.7	$19.2	44	$47.0	$33.0	42

Organic revenues(a):
Billboard	$21.9	$15.0	46	$36.7	$26.1	41
Transit and other	5.8	3.6	61	10.3	6.3	63
Total organic revenues(a)	27.7	18.6	49	47.0	32.4	45
Non-organic revenues:
Billboard	—	0.5	*	—	0.5	*
Transit and other	—	0.1	*	—	0.1	*
Total non-organic revenues	—	0.6	*	—	0.6	*
Total revenues	27.7	19.2	44	47.0	33.0	42
Operating expenses	(14.3)	(12.8)	12	(27.7)	(24.3)	14
SG&A expenses	(5.6)	(4.8)	17	(10.9)	(9.1)	20
Adjusted OIBDA	$7.8	$1.6	*	$8.4	$(0.4)	*
Adjusted OIBDA margin	28%	8%		18%	(1)%

Operating income (loss)	$4.8	$1.5	*	$2.4	$(3.4)	*
Net gain on dispositions	—	(3.0)	(100)	—	(3.0)	(100)
Depreciation and amortization	3.0	3.1	(3)	6.0	6.0	—
Adjusted OIBDA	$7.8	$1.6	*	$8.4	$(0.4)	*

*    Calculation is not meaningful.

(a)Organic revenues exclude the impact of foreign currency exchange rates (“non-organic revenues”).

Total Other revenues increased $8.5 million, or 44%, in the three months ended June 30, 2022, and increased $14.0 million, or 42%, in the six months ended June 30, 2022, compared to the same prior-year periods, reflecting an increase in average revenue per display (yield) as we have experienced increases in overall demand for our services.

In the three and six months ended June 30, 2021, non-organic revenues exclude the impact of foreign currency exchange rates.

Other operating expenses increased $1.5 million, or 12%, in the three months ended June 30, 2022, and increased $3.4 million, or 14%, in the six months ended June 30, 2022, compared to the same prior-year periods, primarily driven by higher expenses in Canada. Other SG&A expenses increased $0.8 million, or 17%, in the three months ended June 30, 2022, and increased $1.8 million, or 20%, in the six months ended June 30, 2022, compared to the same prior-year periods, primarily driven by higher expenses in Canada.

Other Adjusted OIBDA increased $6.2 million in the three months ended June 30, 2022, compared to the same prior-year period, due primarily to an increase in average revenue per display (yield). Other Adjusted OIBDA was $8.4 million in the six months ended June 30, 2022, compared to an Adjusted OIBDA loss of $0.4 million in the same prior-year period, due primarily to an increase in average revenue per display (yield).

Corporate

Corporate expenses primarily include expenses associated with employees who provide centralized services. Corporate expenses, excluding stock-based compensation, were $11.7 million in the three months ended June 30, 2022, compared to $12.2 million in the same prior-year period, primarily due to the impact of market fluctuations on an equity-linked retirement plan offered by the Company to certain employees, partially offset by higher compensation-related expenses, including salaries, and higher professional fees. Corporate expenses, excluding stock-based compensation, were $22.2 million in the six months ended June 30, 2022, compared to $23.7 million in the same prior-year period, primarily due to the impact of market fluctuations on an equity-linked retirement plan offered by the Company to certain employees, partially offset by higher compensation-related expenses, including salaries and bonuses, and higher professional fees.

Liquidity and Capital Resources

	As of
(in millions, except percentages)	June 30, 2022	December 31, 2021	% Change
Assets:
Cash and cash equivalents	$117.0	$424.8	(72)%
Receivables, less allowance ($19.6 in 2022 and $18.5 in 2021)	288.4	310.5	(7)
Prepaid lease and transit franchise costs	7.5	12.5	(40)
Other prepaid expenses	20.1	17.8	13
Other current assets	8.8	11.7	(25)
Total current assets	441.8	777.3	(43)
Liabilities:
Accounts payable	57.9	64.9	(11)
Accrued compensation	54.4	74.5	(27)
Accrued interest	30.8	30.7	—
Accrued lease and transit franchise costs	58.9	60.1	(2)
Other accrued expenses	45.4	40.3	13
Deferred revenues	41.9	30.9	36
Short-term operating lease liabilities	196.9	187.5	5
Other current liabilities	19.8	18.8	5
Total current liabilities	506.0	507.7	—
Working capital	$(64.2)	$269.6	(124)

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

Although we have taken several actions to date to preserve our financial flexibility and increase our liquidity, our short-term and long-term cash needs and related funding capability may be adversely affected by the impact of the COVID-19 pandemic and the current economic environment if cash on hand and operating cash flows decrease in 2022, and our ability to issue debt and equity securities and/or borrow under our existing or new credit facilities on reasonable pricing terms, or at all, may become uncertain. (See the “Overview” section of this MD&A.)

Working capital was a deficit of $64.2 million as of June 30, 2022, compared to working capital of $269.6 million as of December 31, 2021, is primarily driven by lower cash due to acquisitions (see Note 12. Acquisitions to the Consolidated

Financial Statements) and lower accounts receivable balances due to seasonal advertising patterns and influences on advertising markets, partially offset by lower accrued compensation due to the timing of payments.

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

•Recoupment of Equipment Deployment Costs. We may retain incremental revenues that exceed an annual base revenue amount for the cost of deploying advertising and communications displays throughout the transit system. As presented in the table below, recoupable MTA equipment deployment costs are recorded as Prepaid MTA equipment deployment costs and Intangible assets on our Consolidated Statement of Financial Position, and as these costs are recouped from incremental revenues that the MTA would otherwise be entitled to receive, Prepaid MTA equipment deployment costs will be reduced. If incremental revenues generated over the term of the agreement are not sufficient to cover all or a portion of the equipment deployment costs, the costs will not be recouped, which could have an adverse effect on our business, financial condition and results of operations. If we do not recoup all costs of deploying advertising and communications screens with respect to the New Inventory by the end of the term of the MTA Agreement, the MTA will be obligated to reimburse us for these costs. Deployment costs in an amount not to exceed $50.7 million, which are deemed authorized before December 31, 2020, will be paid directly by the MTA. For any deployment costs deemed authorized after December 31, 2020, the MTA and the Company will no longer be obligated to directly pay 70% and 30% of the costs, respectively, and these costs will be subject to recoupment in accordance with the MTA Agreement. We did not recoup any equipment deployment costs in six months ended June 30, 2022, and it is unlikely we will recoup equipment deployment costs in the remainder of 2022. For the full year of 2022, we expect our MTA equipment deployment costs to be approximately $125.0 million.

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

We may utilize cash on hand and/or incremental third-party financing to fund equipment deployment costs over the next couple of years. However, given the uncertainty in the market around the severity and duration of the COVID-19 pandemic, we cannot reasonably estimate the aggregate financing amount, if any, at this time. As of June 30, 2022, we have issued surety bonds in favor of the MTA totaling approximately $136.0 million, which amount is subject to change as equipment installations are completed and revenues are generated. We expect transit franchise expenses, as a percentage of revenues, to decrease in 2022 as compared to 2021, but be higher than pre-COVID-19 pandemic levels. (See the “Overview—COVID-19 Impact” section of this MD&A.) As indicated in the table below, we incurred $52.4 million related to MTA equipment deployment costs in the six months ended June 30, 2022 (which includes equipment deployment costs related to future deployments), for a total of $499.4 million to date, of which $33.9 million had been recouped from incremental revenues to date and as of June 30, 2022, $49.1 million has been funded by the MTA. As of June 30, 2022, 13,161 digital displays had been installed, composed of 4,749 digital advertising screens on subway and train platforms and entrances, 4,292 smaller-format digital advertising screens on rolling stock and 4,120 MTA communications displays. In the three months ended June 30, 2022, 682 installations occurred, for a total of 2,069 installations occurring in the six months ended June 30, 2022.

(in millions)	Beginning Balance	Deployment Costs Incurred	Recoupment/MTA Funding	Amortization	Ending Balance
Six months ended June 30, 2022:
Prepaid MTA equipment deployment costs	$279.8	$48.1	$—	$—	$327.9
Other current assets	5.2	0.1	(3.7)	—	1.6
Intangible assets (franchise agreements)	63.0	4.2	—	(2.5)	64.7
Total	$348.0	$52.4	$(3.7)	$(2.5)	$394.2

Year ended December 31, 2021:
Prepaid MTA equipment deployment costs	$204.6	$75.2	$—	$—	$279.8
Other current assets	28.0	6.2	(29.0)	—	5.2
Intangible assets (franchise agreements)	58.4	14.5	—	(9.9)	63.0
Total	$291.0	$95.9	$(29.0)	$(9.9)	$348.0

On August 3, 2022, we announced that our board of directors approved a quarterly cash dividend of $0.30 per share on our common stock, payable on September 30, 2022, to stockholders of record at the close of business on September 2, 2022.

Debt

Debt, net, consists of the following:

	As of
(in millions, except percentages)	June 30, 2022	December 31, 2021
Long-term debt:
Term loan, due 2026	$598.4	$598.2

Senior unsecured notes:
6.250% senior unsecured notes, due 2025	400.0	400.0
5.000% senior unsecured notes, due 2027	650.0	650.0
4.250% senior unsecured notes, due 2029	500.0	500.0
4.625% senior unsecured notes, due 2030	500.0	500.0
Total senior unsecured notes	2,050.0	2,050.0

Debt issuance costs	(25.1)	(27.6)
Total long-term debt, net	2,623.3	2,620.6

Total debt, net	$2,623.3	$2,620.6

Weighted average cost of debt	4.6%	4.3%

	Payments Due by Period
(in millions)	Total	2022	2023-2024	2025-2026	2027 and thereafter
Long-term debt	$2,650.0	$—	$—	$1,000.0	$1,650.0
Interest	762.7	124.8	245.3	207.8	184.8
Total	$3,412.7	$124.8	$245.3	$1,207.8	$1,834.8

Term Loan

The interest rate on the term loan due in 2026 (the “Term Loan”) was 3.4% per annum as of June 30, 2022. As of June 30, 2022, a discount of $1.6 million on the Term Loan remains unamortized. The discount is being amortized through Interest expense, net, on the Consolidated Statement of Operations.

Revolving Credit Facility

We also have a $500.0 million revolving credit facility, which matures in 2024 (the “Revolving Credit Facility,” together with the Term Loan, the “Senior Credit Facilities”).

As of June 30, 2022, there were no outstanding borrowings under the Revolving Credit Facility.

The commitment fee based on the amount of unused commitments under the Revolving Credit Facility was $0.4 million in the three months ended June 30, 2022, $0.5 million in the three months ended June 30, 2021, $0.8 million in the six months ended June 30, 2022, and $0.9 million in the six months ended June 30, 2021. As of June 30, 2022, we had issued letters of credit totaling approximately $4.1 million against the letter of credit facility sublimit under the Revolving Credit Facility.

Standalone Letter of Credit Facilities

As of June 30, 2022, we had issued letters of credit totaling approximately $72.7 million under our aggregate $81.0 million standalone letter of credit facilities. The total fees under the letter of credit facilities were immaterial in each of the three and six months ended June 30, 2022 and 2021.

Accounts Receivable Securitization Facility

As of June 30, 2022, we have a $150.0 million revolving accounts receivable securitization facility (the “AR Facility”), which terminates in May 2025, unless further extended.

On June 1, 2022, the Company, certain subsidiaries of the Company and MUFG Bank, Ltd. (“MUFG”) entered into an amendment to the agreements governing the AR Facility, pursuant to which the Company (i) increased the borrowing capacity under the AR Facility from $125.0 million to $150.0 million; (ii) extended the term of the AR Facility so that it now terminates on May 30, 2025, unless further extended; and (iii) increased the delinquency and termination ratios under the AR Facility for the tenure of the agreements to provide additional flexibility to the Company. The amendment to the agreements governing the AR Facility do not change how we account for the AR Facility as a collateralized financing activity.

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

As of June 30, 2022, there were no outstanding borrowings under the AR Facility. As of June 30, 2022, borrowing capacity remaining under the AR Facility was $150.0 million based on approximately $319.7 million of accounts receivable that could be used as collateral for the AR Facility in accordance with the agreements governing the AR Facility. The commitment fee based on the amount of unused commitments under the AR Facility was immaterial for each of the three and six months ended June 30, 2022 and 2021.

Debt Covenants

Our credit agreement, dated as of January 31, 2014 (as amended, supplemented or otherwise modified, the “Credit Agreement”), governing the Senior Credit Facilities, the agreements governing the AR Facility, and the indentures governing our senior unsecured notes contain customary affirmative and negative covenants, subject to certain exceptions, including but not limited to those that restrict the Company’s and its subsidiaries’ abilities to (i) pay dividends on, repurchase or make distributions in respect to the Company’s or its wholly-owned subsidiary, Outfront Media Capital LLC’s capital stock or make other restricted payments other than dividends or distributions necessary for us to maintain our REIT status, subject to certain conditions and exceptions, (ii) enter into agreements restricting certain subsidiaries’ ability to pay dividends or make other intercompany or third-party transfers, and (iii) incur additional indebtedness. One of the exceptions to the restriction on our ability to incur additional indebtedness is satisfaction of a Consolidated Total Leverage Ratio, which is the ratio of our consolidated total debt to our Consolidated EBITDA (as defined in the Credit Agreement) for the trailing four consecutive quarters, of no greater than 6.0 to 1.0. As of June 30, 2022, our Consolidated Total Leverage Ratio was 5.1 to 1.0 in accordance with the Credit Agreement.

The terms of the Credit Agreement (and under certain circumstances, the agreements governing the AR Facility) require that we maintain a Consolidated Net Secured Leverage Ratio, which is the ratio of (i) our consolidated secured debt (less up to $150.0 million of unrestricted cash) to (ii) our Consolidated EBITDA (as defined in the Credit Agreement) for the trailing four consecutive quarters, of no greater than 4.5 to 1.0. As of June 30, 2022, our Consolidated Net Secured Leverage Ratio was 0.9 to 1.0 in accordance with the Credit Agreement. As of June 30, 2022, we are in compliance with our debt covenants.

Deferred Financing Costs

As of June 30, 2022, we had deferred $27.6 million in fees and expenses associated with the Term Loan, Revolving Credit Facility, AR Facility and our senior unsecured notes. We are amortizing the deferred fees through Interest expense, net, on our Consolidated Statement of Operations over the respective terms of the Term Loan, Revolving Credit Facility, AR Facility and our senior unsecured notes.

Interest Rate Swap Agreement

We had an interest rate cash flow swap agreement to effectively convert a portion of our LIBOR-based variable rate debt to a fixed rate and hedge our interest rate risk related to such variable rate debt, which matured in June 2022. The fair value of this swap position was a net liability of approximately $0.4 million as of December 31, 2021, and is included in Other current liabilities on our Consolidated Statement of Financial Position.

Equity

At-the-Market Equity Offering Program

We have a sales agreement in connection with an “at-the-market” equity offering program (the “ATM Program”), under which we may, from time to time, issue and sell shares of our common stock up to an aggregate offering price of $300.0 million. We have no obligation to sell any of our common stock under the sales agreement and may at any time suspend solicitations and offers under the sales agreement. No shares were sold under the ATM Program during the six months ended June 30, 2022. As of June 30, 2022, we had approximately $232.5 million of capacity remaining under the ATM Program.

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

On March 1, 2022, 275,000 shares of Series A Preferred Stock were converted into approximately 17.4 million shares of the Company’s common stock, which included $3.2 million of accrued and unpaid dividends through and including the conversion date that were settled in the Company’s common stock in accordance with the Articles. As of June 30, 2022, the maximum number of shares of common stock that could be required to be issued on conversion of the outstanding shares of Series A Preferred Stock was approximately 7.8 million shares.

Cash Flows

The following table presents our cash flows in the six months ended June 30, 2022 and 2021.

	Six Months Ended
	June 30,		%
(in millions, except percentages)	2022	2021	Change
Net cash flow provided by operating activities	$101.1	$13.6	*
Net cash flow used for investing activities	(294.4)	(77.0)	*
Net cash flow used for financing activities	(114.2)	(118.9)	(4)%
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(0.3)	0.9	*
Net decrease in cash, cash equivalents and restricted cash	$(307.8)	$(181.4)	70

*Calculation is not meaningful.

Cash provided by operating activities increased $87.5 million in the six months ended June 30, 2022, compared to the same prior-year period, due primarily to higher net income in 2022 compared to 2021 due to increases in overall demand for our services, partially offset by an increase in prepaid MTA equipment deployment costs. In the six months ended June 30, 2022, we paid net cash of $44.5 million related to MTA equipment deployment costs and installed 2,069 digital displays. In the six months ended June 30, 2021, we paid net cash of $7.0 million related to MTA equipment deployment costs and installed 441 digital displays.

Cash used for investing activities increased $217.4 million in the six months ended June 30, 2022, compared to the same prior-year period, due primarily to higher cash paid for acquisitions, primarily related to an acquisition in the second quarter of 2022 (see Note 12. Acquisitions to the Consolidated Financial Statements) and higher cash paid for capital expenses, partially offset by lower cash paid for MTA franchise rights.

The following table presents our capital expenditures in the six months ended June 30, 2022 and 2021.

	Six Months Ended
	June 30,		%
(in millions, except percentages)	2022	2021	Change
Growth	$30.4	$17.1	78%
Maintenance	11.4	8.4	36
Total capital expenditures	$41.8	$25.5	64

Capital expenditures increased $16.3 million, or 64%, in the six months ended June 30, 2022, compared to the same prior-year period, primarily due to growth in digital displays and increased maintenance spending for billboard display, safety and vehicles upgrades.

For the full year of 2022, we expect our capital expenditures to be approximately $85.0 million, which will be used primarily for growth in digital displays, maintenance, the renovation of certain office facilities, software and technology, and safety-related projects. This estimate does not include equipment deployment costs that will be incurred in connection with the MTA agreement (as described above), which will be recorded as Prepaid MTA equipment deployment costs and Intangible assets on our Consolidated Statement of Financial Position, as applicable.

Cash used for financing activities decreased $4.7 million, or 4%, in the six months ended June 30, 2022, compared to the same prior-year period. In the six months ended June 30, 2022, we paid total cash dividends of $102.9 million on our common stock, the Series A Preferred Stock and vested restricted share units granted to employees. In the six months ended June 30, 2021, we made a repayment of $80.0 million under a 364-day uncommitted structured repurchase facility, which expired on June 29, 2021, and paid total cash dividends of $14.3 million on the Series A Preferred Stock and vested restricted share units granted to employees.

Cash paid for income taxes was $2.9 million for in the six months ended June 30, 2022 and $1.4 million in the six months ended June 30, 2021.

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

Forward-looking statements involve numerous risks and uncertainties and you should not rely on them as predictions of future events. Forward-looking statements depend on assumptions, data or methods that may be incorrect or imprecise and may not be able to be realized. We do not guarantee that the transactions and events described will happen as described (or that they will happen at all). The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:

•Declines in advertising and general economic conditions, including declines caused by the COVID-19 pandemic and the current heightened levels of inflation;
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

We do not currently use derivatives or other financial instruments to mitigate our exposure to commodity price risk. However, we do enter into contracts with commodity providers to limit our exposure to commodity price fluctuations. For the year ended December 31, 2021, such contracts accounted for 11.5% of our total utility costs. As of June 30, 2022, we had active electricity purchase agreements with fixed contract rates for two locations in Texas, which expire June 21, 2024.

Foreign Exchange Risk

Foreign currency translation risk is the risk that exchange rate gains or losses arise from translating our Canadian business’s statements of earnings and statements of financial position from functional currency to our reporting currency (the U.S. Dollar) for consolidation purposes. Any gain or loss on translation is included within comprehensive income and Accumulated other comprehensive income on our Consolidated Statement of Financial Position. The functional currency of our international subsidiaries is their respective local currency. As of June 30, 2022, we have $3.0 million of unrecognized foreign currency translation losses included within Accumulated other comprehensive loss on our Consolidated Statement of Financial Position.

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

As of June 30, 2022, we had a $600.0 million variable-rate Term Loan due 2026 outstanding, which has an interest rate of 3.4% per year. An increase or decrease of 1/4% in our interest rate on the Term Loan will change our annualized interest expense by approximately $1.5 million.

As of June 30, 2022, there were no outstanding borrowings under the AR Facility.

We are not currently using derivatives or other financial instruments to mitigate interest rate risk, although we may do so in the future.

Credit Risk

In the opinion of our management, credit risk is limited due to the large number of customers and advertising agencies utilized. We perform credit evaluations on our customers and agencies and believe that the allowances for credit losses are adequate. We experienced an increase in credit losses as a result of the COVID-19 pandemic and accordingly, we recorded additional provisions for doubtful accounts in 2020. Provisions for doubtful accounts have increased in the three and six months ended June 30, 2022, compared to the same prior-year periods, driven by increased business activity. We expect provisions for doubtful accounts to continue to increase through the remainder of the year. We do not currently use derivatives or other financial instruments to mitigate credit risk.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

None.

Purchases of Equity Securities by the Issuer

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
April 1, 2022 through April 30, 2022	—	$—	—	—
May 1, 2022 through May 31, 2022	—	—	—	—
June 1, 2022 through June 30, 2022	—	—	—	—
Total	—	—	—	—

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

10.1	Summary of Compensation for Outside Directors, effective June 7, 2022 and July 1, 2022.

10.2
Fourth Omnibus Amendment, dated as of June 1, 2022, by and among OUTFRONT Media Inc., Outfront Media LLC, Outfront Media Receivables LLC, Outfront Media Receivables TRS, LLC, the originators party thereto, MUFG Bank, Ltd., the other parties thereto from time to time as purchasers and group agents, and Gotham Funding Corporation (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-36367), filed on June 2, 2022).

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

Date: August 4, 2022