Form 10-Q
period 2022-09-30
OUTFRONT Media Inc.
filed 2022-11-04
CIK 1579877

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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

As of November 3, 2022, the number of shares outstanding of the registrant’s common stock was 164,153,576.

OUTFRONT MEDIA INC.
QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2022

PART I
Item 1.    Financial Statements.
OUTFRONT Media Inc.
Consolidated Statements of Financial Position
(Unaudited)

	As of
(in millions)	September 30, 2022	December 31, 2021
Assets:
Current assets:
Cash and cash equivalents	$81.5	$424.8
Receivables, less allowance ($20.3 in 2022 and $18.5 in 2021)	303.0	310.5
Prepaid lease and franchise costs	7.0	12.5
Prepaid MTA equipment deployment costs (Note 16)	2.3	—
Other prepaid expenses	22.3	17.8
Other current assets	7.9	11.7
Total current assets	424.0	777.3
Property and equipment, net (Note 3)	683.4	647.9
Goodwill	2,076.2	2,077.8
Intangible assets (Note 4)	812.3	614.9
Operating lease assets (Note 5)	1,525.3	1,485.5
Prepaid MTA equipment deployment costs (Note 16)	338.6	279.8
Other assets	46.0	41.5
Total assets	$5,905.8	$5,924.7

Liabilities:
Current liabilities:
Accounts payable	$52.8	$64.9
Accrued compensation	70.9	74.5
Accrued interest	17.9	30.7
Accrued lease and franchise costs	65.1	60.1
Other accrued expenses	47.8	40.3
Deferred revenues	43.3	30.9
Short-term operating lease liabilities (Note 5)	196.7	187.5
Other current liabilities	21.6	18.8
Total current liabilities	516.1	507.7
Long-term debt, net (Note 8)	2,624.6	2,620.6
Deferred income tax liabilities, net	15.2	17.2
Asset retirement obligation (Note 6)	37.2	36.4
Operating lease liabilities (Note 5)	1,342.3	1,308.4
Other liabilities	40.4	43.9
Total liabilities	4,575.8	4,534.2

Commitments and contingencies (Note 16)

Preferred stock (2022 - 50.0 shares authorized, and 0.1 shares of Series A Preferred Stock issued and outstanding; 2021 - 50.0 shares authorized, and 0.4 shares of Series A Preferred Stock issued and outstanding) (Note 9)	119.8	383.4
Stockholders’ equity (Note 9):
Common stock (2022 - 450.0 shares authorized, and 164.0 shares issued and outstanding; 2021 - 450.0 shares authorized, and 145.6 issued and outstanding)	1.6	1.5
Additional paid-in capital	2,408.4	2,119.0
Distribution in excess of earnings	(1,191.1)	(1,122.0)
Accumulated other comprehensive loss	(12.9)	(4.4)
Total stockholders’ equity	1,206.0	994.1
Non-controlling interests	4.2	13.0
Total equity	1,330.0	1,390.5
Total liabilities and equity	$5,905.8	$5,924.7
See accompanying notes to unaudited consolidated financial statements.

OUTFRONT Media Inc.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions, except per share amounts)	2022	2021	2022	2021
Revenues:
Billboard	$355.0	$317.4	$1,007.2	$828.3
Transit and other	98.7	81.8	270.2	171.1
Total revenues	453.7	399.2	1,277.4	999.4
Expenses:
Operating	232.6	199.8	671.9	567.0
Selling, general and administrative	106.5	98.5	311.8	263.9
Net (gain) loss on dispositions	0.2	(0.4)	0.1	(3.6)
Depreciation	19.9	19.6	58.6	59.6
Amortization	20.2	16.7	52.3	49.4
Total expenses	379.4	334.2	1,094.7	936.3
Operating income	74.3	65.0	182.7	63.1
Interest expense, net	(33.6)	(31.8)	(95.9)	(98.5)
Loss on extinguishment of debt	—	—	—	(6.3)
Other expense, net	(0.3)	—	(0.3)	—
Income (loss) before benefit (provision) for income taxes and equity in earnings of investee companies	40.4	33.2	86.5	(41.7)
Benefit (provision) for income taxes	0.3	(1.1)	1.2	6.0
Equity in earnings of investee companies, net of tax	0.4	1.1	1.9	0.6
Net income (loss) before allocation to non-controlling interests	41.1	33.2	89.6	(35.1)
Net income attributable to non-controlling interests	0.3	0.1	0.9	0.4
Net income (loss) attributable to OUTFRONT Media Inc.	$40.8	$33.1	$88.7	$(35.5)

Net income (loss) per common share:
Basic	$0.24	$0.18	$0.49	$(0.39)
Diluted	$0.23	$0.18	$0.49	$(0.39)

Weighted average shares outstanding:
Basic	164.0	145.6	160.0	145.3
Diluted	164.6	146.4	160.7	145.3
See accompanying notes to unaudited consolidated financial statements.

OUTFRONT Media Inc.
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2022	2021	2022	2021
Net income (loss) before allocation to non-controlling interests	$41.1	$33.2	$89.6	$(35.1)
Net income attributable to non-controlling interests	0.3	0.1	0.9	0.4
Net income (loss) attributable to OUTFRONT Media Inc.	40.8	33.1	88.7	(35.5)
Other comprehensive income (loss), net of tax:
Cumulative translation adjustments	(7.5)	(3.7)	(9.1)	—
Net actuarial loss	0.2	0.4	0.2	0.4
Change in fair value of interest rate swap agreements	—	1.3	0.4	3.9
Total other comprehensive income (loss), net of tax	(7.3)	(2.0)	(8.5)	4.3
Total comprehensive income (loss)	$33.5	$31.1	$80.2	$(31.2)
See accompanying notes to unaudited consolidated financial statements.

OUTFRONT Media Inc.
Consolidated Statements of Equity
(Unaudited)

			Stockholders’ Equity
(in millions, except per share amounts)	Shares of Series A Preferred Stock	Series A Preferred Stock ($0.01 per share par value)	Shares of Common Stock	Common Stock ($0.01 per share par value)	Additional Paid-In Capital	Distribution in Excess of Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Non-Controlling Interests	Total Equity
Balance as of June 30, 2021	0.4	$383.4	145.6	$1.5	$2,103.1	$(1,183.0)	$(11.7)	$909.9	$14.1	$1,307.4
Net income	—	—	—	—	—	33.1	—	33.1	0.1	33.2
Other comprehensive loss	—	—	—	—	—	—	(2.0)	(2.0)	—	(2.0)
Stock-based payments:
Amortization	—	—	—	—	7.2	—	—	7.2	—	7.2
Class A equity interest redemptions	—	—	—	—	0.3	—	—	0.3	(0.3)	—
Series A Preferred Stock dividends (7%)	—	—	—	—	—	(7.0)	—	(7.0)	—	(7.0)
Dividends ($0.10 per share)	—	—	—	—	—	(14.6)	—	(14.6)	—	(14.6)
Other	—	—	—	—	—	—	—	—	(0.2)	(0.2)
Balance as of September 30, 2021	0.4	$383.4	145.6	$1.5	$2,110.6	$(1,171.5)	$(13.7)	$926.9	$13.7	$1,324.0

Balance as of June 30, 2022	0.1	$119.8	164.0	$1.6	$2,399.8	$(1,180.4)	$(5.6)	$1,215.4	$4.1	$1,339.3
Net income	—	—	—	—	—	40.8	—	40.8	0.3	41.1
Other comprehensive loss	—	—	—	—	—	—	(7.3)	(7.3)	—	(7.3)
Stock-based payments:
Amortization	—	—	—	—	8.6	—	—	8.6	—	8.6
Series A Preferred Stock dividends (7%)	—	—	—	—	—	(2.2)	—	(2.2)	—	(2.2)
Dividends ($0.30 per share)	—	—	—	—	—	(49.3)	—	(49.3)	—	(49.3)
Other	—	—	—	—	—	—	—	—	(0.2)	(0.2)
Balance as of September 30, 2022	0.1	$119.8	164.0	$1.6	$2,408.4	$(1,191.1)	$(12.9)	$1,206.0	$4.2	$1,330.0

OUTFRONT Media Inc.
Consolidated Statements of Equity (Continued)
(Unaudited)

			Stockholders’ Equity
(in millions, except per share amounts)	Shares of Series A Preferred Stock	Series A Preferred Stock ($0.01 per share par value)	Shares of Common Stock	Common Stock ($0.01 per share par value)	Additional Paid-In Capital	Distribution in Excess of Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Non-Controlling Interests	Total Equity
Balance as of December 31, 2020	0.4	$383.4	144.5	$1.4	$2,090.8	$(1,100.4)	$(18.0)	$973.8	$26.5	$1,383.7
Net income (loss)	—	—	—	—	—	(35.5)	—	(35.5)	0.4	(35.1)
Other comprehensive income	—	—	—	—	—	—	4.3	4.3	—	4.3
Stock-based payments:
Vested	—	—	1.1	0.1	—	—	—	0.1	—	0.1
Amortization	—	—	—	—	20.7	—	—	20.7	—	20.7
Shares paid for tax withholding for stock-based payments	—	—	(0.5)	—	(8.9)	—	—	(8.9)	—	(8.9)
Class A equity interest redemptions	—	—	0.5	—	11.3	—	—	11.3	(11.3)	—
Series A Preferred Stock dividends (7%)	—	—	—	—	—	(21.0)	—	(21.0)	—	(21.0)
Dividends ($0.10 per share)	—	—	—	—	—	(14.6)	—	(14.6)	—	(14.6)
Other	—	—	—	—	(3.3)	—	—	(3.3)	(1.9)	(5.2)
Balance as of September 30, 2021	0.4	$383.4	145.6	$1.5	$2,110.6	$(1,171.5)	$(13.7)	$926.9	$13.7	$1,324.0

Balance as of December 31, 2021	0.4	$383.4	145.6	$1.5	$2,119.0	$(1,122.0)	$(4.4)	$994.1	$13.0	$1,390.5
Net income	—	—	—	—	—	88.7	—	88.7	0.9	89.6
Other comprehensive loss	—	—	—	—	—	—	(8.5)	(8.5)	—	(8.5)
Stock-based payments:
Vested	—	—	1.0	—	—	—	—	—	—	—
Amortization	—	—	—	—	25.0	—	—	25.0	—	25.0
Shares paid for tax withholding for stock-based payments	—	—	(0.4)	—	(10.9)	—	—	(10.9)	—	(10.9)
Series A Preferred Stock conversions	(0.3)	(266.8)	17.4	0.1	266.7	—	—	266.8	—	—
Class A equity interest redemptions	—	—	0.4	—	8.6	—	—	8.6	(8.6)	—
Series A Preferred Stock dividends (7%)	—	3.2	—	—	—	(9.8)	—	(9.8)	—	(6.6)
Dividends ($0.90 per share)	—	—	—	—	—	(148.0)	—	(148.0)	—	(148.0)
Other	—	—	—	—	—	—	—	—	(1.1)	(1.1)
Balance as of September 30, 2022	0.1	$119.8	164.0	$1.6	$2,408.4	$(1,191.1)	$(12.9)	$1,206.0	$4.2	$1,330.0
See accompanying notes to unaudited consolidated financial statements.

OUTFRONT Media Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,
(in millions)	2022	2021
Operating activities:
Net income (loss) attributable to OUTFRONT Media Inc.	$88.7	$(35.5)
Adjustments to reconcile net income (loss) to net cash flow provided by operating activities:
Net income attributable to non-controlling interests	0.9	0.4
Depreciation and amortization	110.9	109.0
Deferred tax benefit	(4.2)	(6.6)
Stock-based compensation	25.0	20.7
Provision (recovery) for doubtful accounts	2.7	(5.3)
Accretion expense	2.1	2.0
Net (gain) loss on dispositions	0.1	(3.6)
Loss on extinguishment of debt	—	6.3
Equity in earnings of investee companies, net of tax	(1.9)	(0.6)
Distributions from investee companies	0.5	0.5
Amortization of deferred financing costs and debt discount and premium	4.9	5.5
Change in assets and liabilities, net of investing and financing activities:
(Increase) decrease in receivables	3.3	(28.5)
Increase in prepaid MTA equipment deployment costs	(61.1)	(40.9)
Decrease in prepaid expenses and other current assets	1.8	9.6
Increase (decrease) in accounts payable and accrued expenses	(16.2)	0.8
Increase in operating lease assets and liabilities	5.7	5.0
Increase in deferred revenues	12.5	5.5
Decrease in income taxes	(0.2)	(0.9)
Other, net	(0.7)	1.7
Net cash flow provided by operating activities	174.8	45.1

Investing activities:
Capital expenditures	(66.6)	(41.2)
Acquisitions	(278.9)	(55.0)
MTA franchise rights	(6.8)	(12.1)
Net proceeds from dispositions	1.3	1.8
Investment in investee companies	(0.3)	—
Net cash flow used for investing activities	(351.3)	(106.5)

Financing activities:
Proceeds from long-term debt borrowings	—	500.0
Repayments of long-term debt borrowings	—	(500.0)
Repayments of borrowings under short-term debt facilities	—	(80.0)
Payments of deferred financing costs	(0.4)	(7.3)
Payments of debt extinguishment charges	—	(4.7)
Taxes withheld for stock-based compensation	(10.9)	(8.9)
Dividends	(154.3)	(35.9)
Other	—	(3.7)
Net cash flow used for financing activities	(165.6)	(140.5)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1.2)	0.2
Net decrease in cash, cash equivalents and restricted cash	(343.3)	(201.7)
Cash, cash equivalents and restricted cash at beginning of period	424.8	712.0
Cash and cash equivalents at end of period	$81.5	$510.3

OUTFRONT Media Inc.
Consolidated Statements of Cash Flows (Continued)
(Unaudited)

	Nine Months Ended
	September 30,
(in millions)	2022	2021
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$3.1	$1.5
Cash paid for interest	104.9	100.6

Non-cash investing and financing activities:
Accrued purchases of property and equipment	$4.4	$5.7
Accrued MTA franchise rights	3.1	5.8
Taxes withheld for stock-based compensation	—	0.2
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

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amount of revenues and expenses during the reporting period. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, including the impact of extraordinary events such as the ongoing novel coronavirus (“COVID-19”) pandemic and the current heightened levels of inflation, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions or conditions.

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

Note 2. New Accounting Standards

Recent Pronouncements

In March 2020, the Financial Accounting Standards Board (“FASB”) issued guidance providing optional expedients and exceptions for accounting for contracts, hedging relationships and other transactions that reference to the London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued because of reference rate reform, if certain criteria are met. The guidance is effective for all entities as of March 12, 2020, through December 31, 2022. This guidance did not have a significant impact on our accounting for our existing debt.

In October 2021, the FASB issued guidance on the recognition and measurement of contract assets and contract liabilities acquired in a business combination. At the acquisition date, the acquirer should account for the related revenue contracts as if it had originated the contracts. The guidance also provides certain practical expedients for acquirers when recognizing and measuring acquired contract assets and contract liabilities from revenue contracts in a business combination. This guidance is effective for public entities for fiscal years beginning after December 15, 2022. We will adopt this guidance when accounting for business combinations in the future.

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)
Note 3. Property and Equipment, Net

The table below presents the balances of major classes of assets and accumulated depreciation.

		As of
(in millions)	Estimated Useful Lives	September 30, 2022	December 31, 2021
Land		$112.2	$102.9
Buildings	15 to 35 years	56.2	50.3
Advertising structures	3 to 20 years	1,975.8	1,937.4
Furniture, equipment and other	3 to 10 years	181.5	171.3
Construction in progress		39.7	38.7
		2,365.4	2,300.6
Less: Accumulated depreciation		1,682.0	1,652.7
Property and equipment, net		$683.4	$647.9

Depreciation expense was $19.9 million in the three months ended September 30, 2022, $19.6 million in the three months ended September 30, 2021, $58.6 million in the nine months ended September 30, 2022, and $59.6 million in the nine months ended September 30, 2021.

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

Our identifiable intangible assets consist of the following:

(in millions)	Gross	Accumulated Amortization	Net
As of September 30, 2022:
Permits and leasehold agreements	$1,534.6	$(853.2)	$681.4
Franchise agreements	533.1	(414.1)	119.0
Other intangible assets	15.0	(3.1)	11.9
Total intangible assets	$2,082.7	$(1,270.4)	$812.3

As of December 31, 2021:
Permits and leasehold agreements	$1,303.6	$(816.5)	$487.1
Franchise agreements	528.2	(402.7)	125.5
Other intangible assets	4.9	(2.6)	2.3
Total intangible assets	$1,836.7	$(1,221.8)	$614.9

In the nine months ended September 30, 2022, we acquired approximately 1,100 displays, resulting in amortizable intangible assets for permits and leasehold agreements of $238.0 million, which are amortized using the straight-line method over their estimated useful lives, an average period of 16.7 years.

All of our intangible assets, except goodwill, are subject to amortization. Amortization expense was $20.2 million in the three months ended September 30, 2022, $16.7 million in the three months ended September 30, 2021, $52.3 million in the nine months ended September 30, 2022, and $49.4 million in the nine months ended September 30, 2021.

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)
Note 5. Leases

Lessee

The following table presents our operating lease assets and liabilities:

	As of
(in millions, except years and percentages)	September 30, 2022	December 31, 2021
Operating lease assets	$1,525.3	$1,485.5
Short-term operating lease liabilities	196.7	187.5
Non-current operating lease liabilities	1,342.3	1,308.4

Weighted-average remaining lease term	10.9 years	10.5 years
Weighted-average discount rate	5.5%	5.2%

The components of our lease expenses were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2022	2021	2022	2021
Operating expenses	$113.5	$100.9	$331.9	$294.5
Selling, general and administrative expenses	2.0	2.4	7.4	6.9
Variable costs	27.9	20.5	80.7	53.7

For each of the three and nine months ended September 30, 2022 and 2021, sublease income was immaterial.

For the nine months ended September 30, 2022, cash paid for operating leases was $332.1 million and leased assets obtained in exchange for new operating lease liabilities was $213.9 million. For the nine months ended September 30, 2021, cash paid for operating leases was $285.6 million and leased assets obtained in exchange for new operating lease liabilities was $189.8 million.

Lessor

We recorded rental income of $331.0 million for the three months ended September 30, 2022, $305.2 million for the three months ended September 30, 2021, $961.5 million for the nine months ended September 30, 2022, and $798.6 million for the nine months ended September 30, 2021, in Revenues on our Consolidated Statement of Operations.

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

(in millions)
As of December 31, 2021	$36.4
Accretion expense	2.1
Additions	0.6
Liabilities settled	(1.6)
Foreign currency translation adjustments	(0.3)
As of September 30, 2022	$37.2

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)
Note 7. Related Party Transactions

We have a 50% ownership interest in two joint ventures that operate transit shelters in the greater Los Angeles area and Vancouver, and four joint ventures which currently operate a total of seven billboard displays in New York and Boston. All of these joint ventures are accounted for as equity investments. These investments totaled $12.7 million as of September 30, 2022, and $11.2 million as of December 31, 2021, and are included in Other assets on the Consolidated Statements of Financial Position. We provided sales and management services to these joint ventures and recorded management fees in Revenues on the Consolidated Statement of Operations of $2.3 million in the three months ended September 30, 2022, $2.0 million in the three months ended September 30, 2021, $6.3 million in the nine months ended September 30, 2022, and $4.4 million in the nine months ended September 30, 2021.

Note 8. Debt

Debt, net, consists of the following:

	As of
(in millions, except percentages)	September 30, 2022	December 31, 2021
Long-term debt:
Term loan, due 2026	$598.5	$598.2

Senior unsecured notes:
6.250% senior unsecured notes, due 2025	400.0	400.0
5.000% senior unsecured notes, due 2027	650.0	650.0
4.250% senior unsecured notes, due 2029	500.0	500.0
4.625% senior unsecured notes, due 2030	500.0	500.0
Total senior unsecured notes	2,050.0	2,050.0

Debt issuance costs	(23.9)	(27.6)
Total long-term debt, net	2,624.6	2,620.6

Total debt, net	$2,624.6	$2,620.6

Weighted average cost of debt	4.9%	4.3%

Term Loan

The interest rate on the term loan due in 2026 (the “Term Loan”) was 4.9% per annum as of September 30, 2022. As of September 30, 2022, a discount of $1.5 million on the Term Loan remains unamortized. The discount is being amortized through Interest expense, net, on the Consolidated Statement of Operations.

Revolving Credit Facility

We also have a $500.0 million revolving credit facility, which matures in 2024 (the “Revolving Credit Facility,” together with the Term Loan, the “Senior Credit Facilities”).

As of September 30, 2022, there were no outstanding borrowings under the Revolving Credit Facility.

The commitment fee based on the amount of unused commitments under the Revolving Credit Facility was $0.4 million in the three months ended September 30, 2022, $0.4 million in the three months ended September 30, 2021, $1.2 million in the nine months ended September 30, 2022, and $1.3 million in the nine months ended September 30, 2021. As of September 30, 2022, we had issued letters of credit totaling approximately $6.4 million against the letter of credit facility sublimit under the Revolving Credit Facility.

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)
Standalone Letter of Credit Facilities

As of September 30, 2022, we had issued letters of credit totaling approximately $75.8 million under our aggregate $81.0 million standalone letter of credit facilities. The total fees under the letter of credit facilities were immaterial in each of the three and nine months ended September 30, 2022 and 2021.

Accounts Receivable Securitization Facility

As of September 30, 2022, we have a $150.0 million revolving accounts receivable securitization facility (the “AR Facility”), which terminates in May 2025, unless further extended.

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

As of September 30, 2022, there were no outstanding borrowings under the AR Facility. As of September 30, 2022, borrowing capacity remaining under the AR Facility was $150.0 million based on approximately $337.2 million of accounts receivable that could be used as collateral for the AR Facility in accordance with the agreements governing the AR Facility. The commitment fee based on the amount of unused commitments under the AR Facility was immaterial for each of the three and nine months ended September 30, 2022 and 2021.

Debt Covenants

Our credit agreement, dated as of January 31, 2014 (as amended, supplemented or otherwise modified, the “Credit Agreement”), governing the Senior Credit Facilities, the agreements governing the AR Facility, and the indentures governing our senior unsecured notes contain customary affirmative and negative covenants, subject to certain exceptions, including but not limited to those that restrict the Company’s and its subsidiaries’ abilities to (i) pay dividends on, repurchase or make distributions in respect to the Company’s or its wholly-owned subsidiary, Outfront Media Capital LLC’s capital stock or make other restricted payments other than dividends or distributions necessary for us to maintain our REIT status, subject to certain conditions and exceptions, (ii) enter into agreements restricting certain subsidiaries’ ability to pay dividends or make other intercompany or third-party transfers, and (iii) incur additional indebtedness. One of the exceptions to the restriction on our ability to incur additional indebtedness is satisfaction of a Consolidated Total Leverage Ratio, which is the ratio of our consolidated total debt to our Consolidated EBITDA (as defined in the Credit Agreement) for the trailing four consecutive quarters, of no greater than 6.0 to 1.0. As of September 30, 2022, our Consolidated Total Leverage Ratio was 5.0 to 1.0 in accordance with the Credit Agreement.

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)
The terms of the Credit Agreement (and under certain circumstances, the agreements governing the AR Facility) require that we maintain a Consolidated Net Secured Leverage Ratio, which is the ratio of (i) our consolidated secured debt (less up to $150.0 million of unrestricted cash) to (ii) our Consolidated EBITDA (as defined in the Credit Agreement) for the trailing four consecutive quarters, of no greater than 4.5 to 1.0. As of September 30, 2022, our Consolidated Net Secured Leverage Ratio was 1.0 to 1.0 in accordance with the Credit Agreement. As of September 30, 2022, we are in compliance with our debt covenants.

Deferred Financing Costs

As of September 30, 2022, we had deferred $26.1 million in fees and expenses associated with the Term Loan, Revolving Credit Facility, AR Facility and our senior unsecured notes. We are amortizing the deferred fees through Interest expense, net, on our Consolidated Statement of Operations over the respective terms of the Term Loan, Revolving Credit Facility, AR Facility and our senior unsecured notes.

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

Fair Value

Under the fair value hierarchy, observable inputs such as unadjusted quoted prices in active markets for identical assets or liabilities are defined as Level 1; observable inputs other than quoted prices included within Level 1 that are either directly or indirectly observable for the asset or liability are defined as Level 2; and unobservable inputs for the asset or liability are defined as Level 3. The aggregate fair value of our debt, which is estimated based on quoted market prices of similar liabilities, was approximately $2.3 billion as of September 30, 2022, and $2.7 billion as of December 31, 2021. The fair value of our debt as of both September 30, 2022, and December 31, 2021, is classified as Level 2. The aggregate fair value loss associated with our interest rate cash flow swap agreement was approximately $0.4 million as of December 31, 2021. The aggregate fair value of our interest rate cash flow swap agreement as of December 31, 2021, was classified as Level 2.

Note 9. Equity

As of September 30, 2022, 450,000,000 shares of our common stock, par value $0.01 per share, were authorized, of which 164,047,196 shares were issued and outstanding; and 50,000,000 shares of our preferred stock, par value $0.01 per share, were authorized, of which 125,000 shares of Series A Convertible Perpetual Preferred Stock (the “Series A Preferred Stock”), par value $0.01 per share, were issued and outstanding.

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

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)
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

On March 1, 2022, 275,000 shares of Series A Preferred Stock were converted into approximately 17.4 million shares of the Company’s common stock, which included $3.2 million of accrued and unpaid dividends through and including the conversion date that were settled in the Company’s common stock in accordance with the Articles. During the three months ended September 30, 2022, we paid cash dividends of $2.2 million on the Series A Preferred Stock and during the nine months ended September 30, 2022, we paid cash dividends of $6.6 million on the Series A Preferred Stock. As of September 30, 2022, the maximum number of shares of common stock that could be required to be issued on conversion of the outstanding shares of Series A Preferred Stock was approximately 7.8 million shares.

In connection with the acquisition of outdoor advertising assets in Canada in June 2017, the Company issued 1,953,407 shares of Class A equity interests of a subsidiary of the Company that controls its Canadian business (“Outfront Canada”), which, among other things, were (i) entitled to receive priority cash distributions from Outfront Canada at the same time and in the same per share amount as the dividends paid on shares of the Company’s common stock, and (ii) redeemable by the holders in exchange for shares of the Company’s common stock on a one-for-one basis. As of September 30, 2022, all Class A equity interests have been redeemed for shares of the Company’s common stock and no Class A equity interests were outstanding. During the nine months ended September 30, 2022, we made distributions of $0.1 million to holders of the Class A equity interests, which are recorded in Dividends on our Consolidated Statements of Equity and Consolidated Statements of Cash Flows.

We have a sales agreement in connection with an “at-the-market” equity offering program (the “ATM Program”), under which we may, from time to time, issue and sell shares of our common stock up to an aggregate offering price of $300.0 million. We have no obligation to sell any of our common stock under the sales agreement and may at any time suspend solicitations and offers under the sales agreement. No shares were sold under the ATM Program during the nine months ended September 30, 2022. As of September 30, 2022, we had approximately $232.5 million of capacity remaining under the ATM Program.

On November 3, 2022, we announced that our board of directors approved a quarterly cash dividend of $0.30 per share on our common stock, payable on December 30, 2022, to stockholders of record at the close of business on December 2, 2022.

Note 10. Revenues

The following table summarizes revenues by source:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2022	2021	2022	2021
Billboard:
Static displays	$241.5	$220.0	$689.2	$593.4
Digital displays	101.4	84.5	282.7	202.7
Other	12.1	12.9	35.3	32.2
Billboard revenues	355.0	317.4	1,007.2	828.3
Transit:
Static displays	54.8	51.2	151.5	109.7
Digital displays	34.2	22.6	92.3	40.9
Other	8.0	7.7	21.5	18.5
Total transit revenues	97.0	81.5	265.3	169.1
Other	1.7	0.3	4.9	2.0
Transit and other revenues	98.7	81.8	270.2	171.1
Total revenues	$453.7	$399.2	$1,277.4	$999.4

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)
Rental income was $331.0 million in the three months ended September 30, 2022, $305.2 million in the three months ended September 30, 2021, $961.5 million in the nine months ended September 30, 2022, and $798.6 million in the nine months ended September 30, 2021, and is recorded in Billboard revenues on the Consolidated Statement of Operations.

The following table summarizes revenues by geography:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2022	2021	2022	2021
United States:
Billboard	$335.3	$298.4	$950.8	$782.7
Transit and other	92.7	77.8	253.9	160.7
Other	1.7	0.3	4.9	2.0
Total United States revenues	429.7	376.5	1,209.6	945.4
Canada	24.0	22.7	67.8	54.0
Total revenues	$453.7	$399.2	$1,277.4	$999.4

We recognized substantially all of the Deferred revenues on the Consolidated Statement of Financial Position as of December 31, 2021, during the three months ended March 31, 2022.

Note 11. Acquisitions

We completed several asset acquisitions for a total purchase price of approximately $278.9 million in the nine months ended September 30, 2022, and $55.0 million in the nine months ended September 30, 2021.

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

Note 12. Stock-Based Compensation

The following table summarizes our stock-based compensation expense for the three and nine months ended September 30, 2022 and 2021.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2022	2021	2022	2021
Stock-based compensation expenses (restricted share units (“RSUs”) and performance-based RSUs (“PRSUs”)), before income taxes	$8.6	$7.2	$25.0	$20.7
Tax benefit	(0.4)	(0.3)	(1.2)	(1.0)
Stock-based compensation expense, net of tax	$8.2	$6.9	$23.8	$19.7

As of September 30, 2022, total unrecognized compensation cost related to non-vested RSUs and PRSUs was $38.2 million, which is expected to be recognized over a weighted average period of 1.7 years.

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)
RSUs and PRSUs

The following table summarizes activity for the nine months ended September 30, 2022, of RSUs and PRSUs issued to our employees.

	Activity	Weighted Average Per Share Grant Date Fair Market Value
Non-vested as of December 31, 2021	2,447,246	$23.18
Granted:
RSUs	959,628	24.99
PRSUs	482,618	24.42
Vested:
RSUs	(747,920)	24.14
PRSUs	(293,773)	21.65
Forfeitures:
RSUs	(42,337)	24.49
PRSUs	(3,061)	26.60
Non-vested as of September 30, 2022	2,802,401	23.80

Note 13. Retirement Benefits

The following table presents the components of net periodic pension cost and amounts recognized in other comprehensive income (loss) for our pension plans:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2022	2021	2022	2021
Components of net periodic pension cost:
Service cost	$0.1	$—	$0.1	$0.2
Interest cost	0.4	0.8	1.4	2.0
Expected return on plan assets	(0.7)	(1.2)	(2.1)	(3.0)
Amortization of net actuarial losses(a)	—	0.3	—	0.7
Net periodic pension cost	$(0.2)	$(0.1)	$(0.6)	$(0.1)

(a)Reflects amounts reclassified from accumulated other comprehensive income to net income.

In the nine months ended September 30, 2022, we contributed $0.2 million to our defined benefit pension plans. In 2022, we expect to contribute approximately $0.2 million to our defined benefit pension plans.

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

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)
In the three and nine months ended September 30, 2022 and 2021, our effective tax rate differed from the U.S. federal statutory income tax rate primarily due to our REIT status, including the dividends paid deduction, the impact of state and local taxes, and the effect of foreign operations.

Note 15. Earnings Per Share (“EPS”)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2022	2021	2022	2021
Net income (loss) available for common stockholders	$40.8	$33.1	$88.7	$(35.5)
Less: Distributions to holders of Series A Preferred Stock	2.2	7.0	9.8	21.0
Less: Distributions to holders of Class A equity interests of a subsidiary	—	—	0.1	—
Less: Undistributed earnings allocable to Class A equity interests of a subsidiary	—	0.3	—	—
Net income (loss) available for common stockholders, basic and diluted	$38.6	$25.8	$78.8	$(56.5)

Weighted average shares for basic EPS	164.0	145.6	160.0	145.3
Dilutive potential shares from grants of RSUs, PRSUs and stock options(a)	0.6	0.8	0.7	—
Weighted average shares for basic and diluted EPS	164.6	146.4	160.7	145.3

(a)The potential impact of 0.9 million granted RSUs and PRSUs in the three months ended September 30, 2022, 0.1 million granted RSUs, PRSUs and options in the three months ended September 30, 2021, 0.7 million granted RSUs and PRSUs in the nine months ended September 30, 2022, and 1.4 million granted RSUs, PRSUs and stock options in the nine months ended September 30, 2021, were antidilutive.
(b)The potential impact of 7.8 million shares of our common stock issuable upon conversion of the Series A Preferred Stock in the three months ended September 30, 2022, 25.0 million shares of our common stock issuable upon conversion of the Series A Preferred Stock in the three months ended September 30, 2021, 11.5 million shares of our common stock issuable upon conversion of the Series A Preferred Stock in the nine months ended September 30, 2022, and 25.0 million shares of our common stock issuable upon conversion of the Series A Preferred Stock in the nine months ended September 30, 2021, were antidilutive.
(c)The potential impact of 0.4 million of Class A equity interests of Outfront Canada in the three months ended September 30, 2021, 0.1 million of Class A equity interests of Outfront Canada in the nine months ended September 30, 2022, and 0.6 million of Class A equity interests of Outfront Canada in the nine months ended September 30, 2021, was antidilutive. (See Note 9. Equity to the Consolidated Financial Statements.)

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

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)
•Recoupment of Equipment Deployment Costs. We may retain incremental revenues that exceed an annual base revenue amount for the cost of deploying advertising and communications displays throughout the transit system. As presented in the table below, recoupable MTA equipment deployment costs are recorded as Prepaid MTA equipment deployment costs and Intangible assets on our Consolidated Statement of Financial Position, and as these costs are recouped from incremental revenues that the MTA would otherwise be entitled to receive, Prepaid MTA equipment deployment costs will be reduced. If incremental revenues generated over the term of the agreement are not sufficient to cover all or a portion of the equipment deployment costs, the costs will not be recouped, which could have an adverse effect on our business, financial condition and results of operations. If we do not recoup all costs of deploying advertising and communications screens with respect to the New Inventory by the end of the term of the MTA Agreement, the MTA will be obligated to reimburse us for these costs. Deployment costs in an amount not to exceed $50.7 million, which are deemed authorized before December 31, 2020, will be paid directly by the MTA. For any deployment costs deemed authorized after December 31, 2020, the MTA and the Company will no longer be obligated to directly pay 70% and 30% of the costs, respectively, and these costs will be subject to recoupment in accordance with the MTA Agreement. We did not recoup any equipment deployment costs in the nine months ended September 30, 2022, and we do not expect to recoup equipment deployment costs in the remainder of 2022.

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

During the nine months ended September 30, 2022, we had no recoupment from incremental revenues and as of September 30, 2022, $49.1 million has been funded by the MTA. As of September 30, 2022, 13,657 digital displays had been installed, composed of 4,804 digital advertising screens on subway and train platforms and entrances, 4,638 smaller-format digital advertising screens on rolling stock and 4,215 MTA communications displays. In the three months ended September 30, 2022, 496 installations occurred, for a total of 2,565 installations occurring in the nine months ended September 30, 2022.

(in millions)	Beginning Balance	Deployment Costs Incurred	Recoupment/MTA Funding	Amortization	Ending Balance
Nine months ended September 30, 2022:
Prepaid MTA equipment deployment costs	$279.8	$61.1	$—	$—	$340.9
Other current assets	5.2	0.1	(3.7)	—	1.6
Intangible assets (franchise agreements)	63.0	5.4	—	(4.4)	64.0
Total	$348.0	$66.6	$(3.7)	$(4.4)	$406.5

Year ended December 31, 2021:
Prepaid MTA equipment deployment costs	$204.6	$75.2	$—	$—	$279.8
Other current assets	28.0	6.2	(29.0)	—	5.2
Intangible assets (franchise agreements)	58.4	14.5	—	(9.9)	63.0
Total	$291.0	$95.9	$(29.0)	$(9.9)	$348.0

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)

Letters of Credit

We have indemnification obligations with respect to letters of credit and surety bonds primarily used as security against non-performance in the normal course of business. As of September 30, 2022, the outstanding letters of credit were approximately $82.2 million and outstanding surety bonds were approximately $167.8 million, and were not recorded on the Consolidated Statements of Financial Position.

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

The following tables set forth our financial performance by segment.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2022	2021	2022	2021
Revenues:
U.S. Media	$428.0	$376.2	$1,204.7	$943.4
Other	25.7	23.0	72.7	56.0
Total revenues	$453.7	$399.2	$1,277.4	$999.4

We present Operating income before Depreciation, Amortization, Net (gain) loss on dispositions and Stock-based compensation (“Adjusted OIBDA”) as the primary measure of profit and loss for our operating segments.

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2022	2021	2022	2021
Net income (loss) before allocation to non-controlling interests	$41.1	$33.2	$89.6	$(35.1)
(Benefit) provision for income taxes	(0.3)	1.1	(1.2)	(6.0)
Equity in earnings of investee companies, net of tax	(0.4)	(1.1)	(1.9)	(0.6)
Interest expense, net	33.6	31.8	95.9	98.5
Loss on extinguishment of debt	—	—	—	6.3
Other expense, net	0.3	—	0.3	—
Operating income	74.3	65.0	182.7	63.1
Net (gain) loss on dispositions	0.2	(0.4)	0.1	(3.6)
Depreciation and amortization	40.1	36.3	110.9	109.0
Stock-based compensation	8.6	7.2	25.0	20.7
Total Adjusted OIBDA	$123.2	$108.1	$318.7	$189.2

Adjusted OIBDA:
U.S. Media	$128.2	$116.4	$337.5	$221.6
Other	5.8	4.8	14.2	4.4
Corporate	(10.8)	(13.1)	(33.0)	(36.8)
Total Adjusted OIBDA	$123.2	$108.1	$318.7	$189.2

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2022	2021	2022	2021
Operating income (loss):
U.S. Media	$91.3	$83.5	$235.9	$122.2
Other	2.4	1.8	4.8	(1.6)
Corporate	(19.4)	(20.3)	(58.0)	(57.5)
Total operating income	$74.3	$65.0	$182.7	$63.1

Net gain (loss) on dispositions:
U.S. Media	$0.2	$(0.4)	$0.1	$(0.6)
Other	—	—	—	(3.0)
Total gain (loss) on dispositions	$0.2	$(0.4)	$0.1	$(3.6)

Depreciation and amortization:
U.S. Media	$36.7	$33.3	$101.5	$100.0
Other	3.4	3.0	9.4	9.0
Total depreciation and amortization	$40.1	$36.3	$110.9	$109.0

Capital expenditures:
U.S. Media	$23.8	$14.6	$64.1	$39.3
Other	1.0	1.1	2.5	1.9
Total capital expenditures	$24.8	$15.7	$66.6	$41.2

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)

	As of
(in millions)	September 30, 2022	December 31, 2021
Assets:
U.S. Media	$5,622.2	$5,280.7
Other	233.0	248.1
Corporate	50.6	395.9
Total assets	$5,905.8	$5,924.7

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

Overview

OUTFRONT Media is a real estate investment trust (“REIT”), which provides advertising space (“displays”) on out-of-home advertising structures and sites in the United States (the “U.S.”) and Canada. We currently manage our operations through two operating segments—U.S. Billboard and Transit, which is included in our U.S. Media reportable segment, and International. International does not meet the criteria to be a reportable segment and accordingly, is included in Other (see Note 17. Segment Information to the Consolidated Financial Statements).

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

U.S. Media. Our U.S. Media segment generated 19% of its revenues in the New York City metropolitan area in the three months ended September 30, 2022, 18% in the three months ended September 30, 2021, 19% in the nine months ended September 30, 2022, and 15% in the nine months ended September 30, 2021, and generated 15% in the Los Angeles metropolitan area in the three months ended September 30, 2022, 16% in the three months ended September 30, 2021, 16% in the nine months ended September 30, 2022 and 16% in the nine months ended September 30, 2021. In the three months ended September 30, 2022, our U.S. Media segment generated $428.0 million of Revenues and $128.2 million of Operating income before Depreciation, Amortization, Net (gain) loss on dispositions and Stock-based compensation (“Adjusted OIBDA”). In the three months ended September 30, 2021, our U.S. Media segment generated $376.2 million of Revenues and $116.4 million of Adjusted OIBDA. In the nine months ended September 30, 2022, our U.S. Media segment generated $1,204.7 million of Revenues and $337.5 million of Adjusted OIBDA. In the nine months ended September 30, 2021, our U.S. Media segment generated $943.4 million of Revenues and $221.6 million of Adjusted OIBDA. (See the “Segment Results of Operations” section of this MD&A.)

Other (includes International). In the three months ended September 30, 2022, Other generated $25.7 million of Revenues and $5.8 million of Adjusted OIBDA. In the three months ended September 30, 2021, Other generated $23.0 million of Revenues and $4.8 million of Adjusted OIBDA. In the nine months ended September 30, 2022, Other generated $72.7 million of Revenues and $14.2 million of Adjusted OIBDA. In the nine months ended September 30, 2021, Other generated $56.0 million of Revenues and $4.4 million of Adjusted OIBDA.

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

As a result of the impact of the COVID-19 pandemic on our business and results of operations, we expect our key performance indicators and total revenues to incrementally improve in 2022 as compared to 2021, but some key performance indicators will continue to be materially lower in 2022 than pre-COVID-19 pandemic levels. We expect total revenues in 2022 to be comparable to pre-COVID-19 pandemic levels based on our current expectation of strong performance in total billboard revenues in our U.S. Media segment. We expect total transit and other revenues in our U.S. Media segment to incrementally improve in 2022, but still remain materially below pre-COVID-19 pandemic levels until 2023. We also expect Adjusted OIBDA to incrementally improve in 2022, driven by improvements in our transit and other business, and be comparable to pre-COVID-19 pandemic levels. We expect total expenses to increase in 2022 as compared to 2021, and be comparable to pre-COVID-19 pandemic levels. In particular, we expect billboard property lease expenses, such as rental expenses, and posting, maintenance and other expenses, as a percentage of revenues, to be slightly lower than pre-COVID-19 pandemic levels. We expect transit franchise expenses, such as transit franchise payments, as a percentage of revenues, to decrease in 2022 as compared to 2021, but be higher in 2022 than pre-COVID-19 pandemic levels, primarily due to the guaranteed minimum annual payment amounts owed to the New York Metropolitan Transportation Authority (the “MTA”) and other transit franchise partners as total transit and other revenues incrementally improve in the future. Results for the three and nine months ended September 30, 2022, are not indicative of the results that may be expected for the fiscal year ending December 31, 2022.

Economic Environment

Our revenues and operating results are sensitive to fluctuations in advertising expenditures, general economic conditions and other external events beyond our control, such as the COVID-19 pandemic, supply chain disruptions and heightened levels of inflation as described in this MD&A.

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

Due to the current heightened levels of inflation and commodity prices in the U.S. and abroad, we have also experienced increases with respect to our posting, maintenance and other expenses, our corporate expenses and our interest expense, which will continue in 2022, and could have an adverse effect on our business, financial condition and results of operations. Our billboard property lease expenses and transit franchise expenses have been less impacted by the current heightened levels of inflation due to the long-term nature of most of our operating leases and transit franchise agreements. However, our transit franchise agreements that contain inflationary price adjustments may cause increases in our transit franchise expenses in the near-term if the current heightened levels of inflation continue. Though the Company cannot reasonably estimate the full impact of the current heightened levels of inflation on our business, financial condition and results of operations at this time, a portion of these increases may be partially offset by increases in advertising rates on our displays and cost efficiencies.

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

We have built or converted 71 new digital billboard displays in the U.S. and 6 new digital billboard displays in Canada during the nine months ended September 30, 2022. Additionally, in the nine months ended September 30, 2022, we entered into marketing arrangements to sell advertising on 32 third-party digital billboard displays in the U.S. In the nine months ended September 30, 2022, we have built, converted or replaced 2,780 digital transit and other displays in the U.S. The following table sets forth information regarding our digital displays.

	Digital Revenues (in millions) for the Nine Months Ended September 30, 2022(a)			Number of Digital Displays as of September 30, 2022(a)
Location	Digital Billboard	Digital Transit and Other	Total Digital Revenues	Digital Billboard Displays	Digital Transit and Other Displays	Total Digital Displays
United States	$259.0	$90.9	$349.9	1,569	15,367	16,936
Canada	23.7	1.4	25.1	242	74	316
Total	$282.7	$92.3	$375.0	1,811	15,441	17,252

(a)Digital display amounts include 4,282 displays reserved for transit agency use. Our number of digital displays is impacted by acquisitions, dispositions, management agreements, the net effect of new and lost billboards, and the net effect of won and lost franchises in the period.

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

We have a diversified base of customers across various industries. During the three months ended September 30, 2022, our largest categories of advertisers were Entertainment, Retail and Health/Medical, each of which represented approximately 20%, 10% and 9% of our total U.S. Media segment revenues, respectively. During the three months ended September 30, 2021, our largest categories of advertisers were Entertainment, Health/Medical and Retail, each of which represented approximately 20%, 9% and 9% of our total U.S. Media segment revenues, respectively. During the nine months ended September 30, 2022, our largest categories of advertisers were Entertainment, Retail and Health/Medical, each of which represented approximately 21%, 10% and 9% of our total U.S. Media segment revenues, respectively. During the nine months ended September 30, 2021, our largest categories of advertisers were Entertainment, Health/Medical and Retail, each of which represented approximately 17%, 10% and 9% of our total U.S. Media segment revenues, respectively.

Our large-scale portfolio allows our customers to reach a national audience and also provides the flexibility to tailor campaigns to specific regions or markets. In the three months ended September 30, 2022, we generated approximately 45% of our U.S. Media segment revenues from national advertising campaigns compared to approximately 43% in the same prior-year period. In the nine months ended September 30, 2022, we generated approximately 43% of our U.S. Media segment revenues from national advertising campaigns compared to approximately 41% in the same prior-year period.

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

	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
(in millions, except percentages)	2022	2021	Change	2022	2021	Change
Revenues	$453.7	$399.2	14%	$1,277.4	$999.4	28%
Organic revenues(a)(b)	449.3	398.2	13	1,270.6	997.8	27
Operating income	74.3	65.0	14	182.7	63.1	190
Adjusted OIBDA(b)	123.2	108.1	14	318.7	189.2	68
Adjusted OIBDA(b) margin	27%	27%		25%	19%
Funds from operations (“FFO”)(b) attributable to OUTFRONT Media Inc.	88.0	74.6	18	222.2	83.9	165
Adjusted FFO (“AFFO”)(b) attributable to OUTFRONT Media Inc.	86.5	79.0	9	215.2	94.1	129
Net income (loss) attributable to OUTFRONT Media Inc.	40.8	33.1	23	88.7	(35.5)	*

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions, except per share amounts)	2022	2021	2022	2021
Total revenues	$453.7	$399.2	$1,277.4	$999.4

Operating income	$74.3	$65.0	$182.7	$63.1
Net (gain) loss on dispositions	0.2	(0.4)	0.1	(3.6)
Depreciation	19.9	19.6	58.6	59.6
Amortization	20.2	16.7	52.3	49.4
Stock-based compensation	8.6	7.2	25.0	20.7
Adjusted OIBDA	$123.2	$108.1	$318.7	$189.2
Adjusted OIBDA margin	27%	27%	25%	19%

Net income (loss) attributable to OUTFRONT Media Inc.	$40.8	$33.1	$88.7	$(35.5)
Depreciation of billboard advertising structures	14.4	13.8	42.0	42.0
Amortization of real estate-related intangible assets	17.3	12.8	45.2	37.8
Amortization of direct lease acquisition costs	15.4	15.3	46.4	40.4
Net (gain) loss on disposition of real estate assets	0.2	(0.4)	0.1	(0.6)
Adjustment related to non-controlling interests	(0.1)	—	(0.2)	(0.2)
FFO attributable to OUTFRONT Media Inc.	88.0	74.6	222.2	83.9
Non-cash portion of income taxes	(0.5)	1.0	(4.3)	(8.3)
Cash paid for direct lease acquisition costs	(13.7)	(12.5)	(42.7)	(35.4)
Maintenance capital expenditures	(7.6)	(4.9)	(19.0)	(13.3)
Other depreciation	5.5	5.8	16.6	17.6
Other amortization	2.9	3.9	7.1	11.6
Gain on disposition of non-real estate assets(a)	—	—	—	(3.0)
Stock-based compensation	8.6	7.2	25.0	20.7
Non-cash effect of straight-line rent	1.0	1.5	3.3	5.7
Accretion expense	0.7	0.7	2.1	2.0
Amortization of deferred financing costs	1.6	1.7	4.9	5.5
Loss on extinguishment of debt	—	—	—	6.3
Income tax effect of adjustments(b)	—	—	—	0.8
AFFO attributable to OUTFRONT Media Inc.	$86.5	$79.0	$215.2	$94.1

(a)Gain related to the sale of all of our equity interests in certain of our subsidiaries, which held all of the assets of our Sports Marketing operating segment.
(b)Income tax effect related to a Gain on disposition of non-real estate assets.

FFO increased $13.4 million, or 18%, in the three months ended September 30, 2022, compared to the same prior-year period, due primarily to higher operating income and higher amortization of real estate-related intangible assets, partially offset by higher interest expense, net. FFO increased $138.3 million in the nine months ended September 30, 2022, compared to the same prior-year period, due primarily to higher operating income, a loss on extinguishment of debt in 2021 and higher amortization of both real estate-related intangible assets and direct lease acquisition costs. AFFO increased $7.5 million, or 9%, in the three months ended September 30, 2022, and increased $121.1 million in the nine months ended September 30, 2022, compared to the same prior-year periods. The increases in AFFO were due primarily to higher operating income.

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

	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
(in millions, except percentages)	2022	2021	Change	2022	2021	Change
Revenues:
Billboard	$355.0	$317.4	12%	$1,007.2	$828.3	22%
Transit and other	98.7	81.8	21	270.2	171.1	58
Total revenues	$453.7	$399.2	14	$1,277.4	$999.4	28

Organic revenues(a):
Billboard	$350.6	$316.6	11	$1,000.4	$827.0	21
Transit and other	98.7	81.6	21	270.2	170.8	58
Total organic revenues(a)	449.3	398.2	13	1,270.6	997.8	27
Non-organic revenues:
Billboard	4.4	0.8	*	6.8	1.3	*
Transit and other	—	0.2	*	—	0.3	*
Total non-organic revenues	4.4	1.0	*	6.8	1.6	*
Total revenues	$453.7	$399.2	14	$1,277.4	$999.4	28

*Calculation is not meaningful.
(a)Organic revenues exclude revenues associated with a significant acquisition and the impact of foreign currency exchange rates (“non-organic revenues”).

Total revenues increased by $54.5 million, or 14%, and organic revenues increased $51.1 million, or 13%, in the three months ended September 30, 2022, compared to the same prior-year period. Total revenues increased by $278.0 million, or 28%, and organic revenues increased $272.8 million, or 27%, in the nine months ended September 30, 2022, compared to the same prior-year period.

In the three and nine months ended September 30, 2022, non-organic revenues reflect the impact of a significant acquisition. In the three and nine months ended September 30, 2021, non-organic revenues reflect the impact of foreign currency exchange rates.

Total billboard revenues increased $37.6 million, or 12%, in the three months ended September 30, 2022, and increased $178.9 million, or 22%, in the nine months ended September 30, 2022, compared to the same prior-year periods. The increases were primarily due to an increase in average revenue per display (yield) as we have experienced increases in overall demand for our services, and the impact of new and lost billboards in the period, including acquisitions.

Organic billboard revenues increased $34.0 million, or 11%, in the three months ended September 30, 2022, and increased $173.4 million, or 21%, in the nine months ended September 30, 2022, compared to the same prior-year periods, primarily due to an increase in average revenue per display (yield) as we have experienced increases in overall demand for our services and the net effect of new and lost billboards in the period, including certain acquisitions.

Total transit and other revenues increased $16.9 million, or 21%, in the three months ended September 30, 2022, compared to the same prior-year period and increased $99.1 million, or 58%, in the nine months ended September 30, 2022, compared to the same prior-year period. The increases were primarily driven by an increase in average revenue per display (yield), as we have experienced increases in overall demand for our services due to an increase in transit ridership, partially offset by the loss of a transit franchise contract.

Organic transit and other revenues increased $17.1 million, or 21%, in the three months ended September 30, 2022, and increased $99.4 million, or 58%, in the nine months ended September 30, 2022, compared to the same prior-year periods, primarily driven by an increase in average revenue per display (yield) as we have experienced increases in overall demand for our services due to an increase in transit ridership, partially offset by the loss of a transit franchise contract.

Expenses

	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
(in millions, except percentages)	2022	2021	Change	2022	2021	Change
Expenses:
Operating	$232.6	$199.8	16%	$671.9	$567.0	19%
Selling, general and administrative	106.5	98.5	8	311.8	263.9	18
Net (gain) loss on dispositions	0.2	(0.4)	*	0.1	(3.6)	*
Depreciation	19.9	19.6	2	58.6	59.6	(2)
Amortization	20.2	16.7	21	52.3	49.4	6
Total expenses	$379.4	$334.2	14	$1,094.7	$936.3	17

*Calculation is not meaningful.

Operating Expenses

	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
(in millions, except percentages)	2022	2021	Change	2022	2021	Change
Operating expenses:
Billboard property lease	$114.4	$101.8	12%	$334.2	$296.6	13%
Transit franchise	59.8	49.0	22	172.9	131.1	32
Posting, maintenance and other	58.4	49.0	19	164.8	139.3	18
Total operating expenses	$232.6	$199.8	16	$671.9	$567.0	19

Billboard property lease expenses represented 32% of billboard revenues in the three months ended September 30, 2022, 32% in the three months ended September 30, 2021, 33% of billboard revenues in the nine months ended September 30, 2022, and 36% in the nine months ended September 30, 2021. The decrease in billboard property lease expenses as a percentage of revenues in the nine months ended September 30, 2022, is primarily due to an increase in billboard revenues and the fixed nature of certain billboard property lease expenses (see Note 5. Leases to the Consolidated Financial Statements).

Transit franchise expenses represented 67% of transit display revenues in the three months ended September 30, 2022, 66% in the three months ended September 30, 2021, 71% of transit display revenues in the nine months ended September 30, 2022, and 87% in the nine months ended September 30, 2021. The decrease in transit franchise expense as a percentage of revenues in the nine months ended September 30, 2022, are primarily driven by an increase in transit revenue, while the MTA was paid guaranteed minimum annual payments in each of the three and nine months ended September 30, 2022 and 2021.

Billboard property lease and transit franchise expenses increased $23.4 million, or 16%, in the three months ended September 30, 2022, and increased $79.4 million, or 19%, in the nine months ended September 30, 2022, compared to the same prior-year periods, primarily due to higher billboard and transit revenues, and higher guaranteed minimum annual payments to the MTA.

Posting, maintenance and other expenses as a percentage of Revenues were 13% in the three months ended September 30, 2022, 12% in the three months ended September 30, 2021, 13% in the nine months ended September 30, 2022, and 14% in the nine months ended September 30, 2021. Posting, maintenance and other expenses increased $9.4 million, or 19%, in the three months ended September 30, 2022, and increased $25.5 million, or 18%, in the nine months ended September 30, 2022, compared to the same prior-year periods, primarily due to higher compensation-related expenses, increased activity resulting in higher production and materials cost, higher posting and rotation costs, and higher maintenance and utilities cost, driven by economic recovery from the COVID-19 pandemic and inflation-driven cost increases in 2022.

Selling, General and Administrative Expenses (“SG&A”)

SG&A expenses represented 23% of Revenues in the three months ended September 30, 2022, 25% of Revenues in the three months ended September 30, 2021, 24% of Revenues in the nine months ended September 30, 2022, and 26% of Revenues in the same prior-year period. SG&A expenses increased $8.0 million, or 8%, in the three months ended September 30, 2022, compared to the same prior-year period, primarily due to higher compensation-related expenses, including commissions and salaries, driven by both business performance improvements during the period and the impact of COVID-19 on the third quarter of 2021, a higher provision for doubtful accounts and increased business travel resulting in higher travel and entertainment expenses, partially offset by the impact of market fluctuations on an equity-linked retirement plan offered by the Company to certain employees. SG&A expenses increased $47.9 million, or 18%, in the nine months ended September 30, 2022, compared to the same prior-year period, primarily due to higher compensation-related expenses, including commissions, salaries and bonuses, driven by both business performance improvements during the period and the impact of COVID-19 on 2021, a higher provision for doubtful accounts, increased post-COVID-19 pandemic travel resulting in higher travel and entertainment expenses, and higher professional fees, partially offset by the impact of market fluctuations on an equity-linked retirement plan offered by the Company to certain employees.

Net (Gain) Loss on Dispositions

Net loss on dispositions was $0.2 million in the three months ended September 30, 2022, compared to a Net gain on dispositions of $0.4 million in the same prior-year period. Net loss on dispositions was $0.1 million in the nine months ended September 30, 2022, compared to a Net gain on dispositions of $3.6 million in the same prior-year period.

Depreciation

Depreciation increased $0.3 million, or 2%, in the three months ended September 30, 2022, and decreased $1.0 million, or 2%, in the nine months ended September 30, 2022, compared to the same prior-year periods.

Amortization

Amortization increased $3.5 million, or 21%, in the three months ended September 30, 2022, compared to the same prior-year period. Amortization increased $2.9 million, or 6%, in the nine months ended September 30, 2022, compared to the same prior-year period. The increases were due primarily to higher amortization of leasehold interest intangibles recorded related to asset acquisitions completed during 2021 and 2022.

Interest Expense, Net

Interest expense, net, was $33.6 million (including $1.6 million of deferred financing costs) in the three months ended September 30, 2022, compared to $31.8 million (including $1.7 million of deferred financing costs) in the same prior-year period, primarily due to higher interest rates, partially offset by the impact of interest rate swaps in 2021. Interest expense, net, was $95.9 million (including $4.9 million of deferred financing costs) in the nine months ended September 30, 2022, and $98.5 million (including $5.5 million of deferred financing costs) in the same prior-year period, primarily due to a lower outstanding average debt balance and the impact of interest rate swaps in 2021, partially offset by higher interest rates.

Loss on Extinguishment of Debt

In the nine months ended September 30, 2021, we recorded a loss on extinguishment of debt of $6.3 million relating to the redemption of our 5.625% Senior Unsecured Notes due 2024 in the first quarter of 2021.

Benefit (Provision) for Income Taxes

Benefit for income taxes was $0.3 million in the three months ended September 30, 2022, compared to Provision for income taxes of $1.1 million in the same prior-year period, due primarily to higher taxable REIT subsidiary (“TRS”) losses in 2022 compared to the same prior-year period, partially offset by slightly higher income in Canada in 2022 compared to the same prior-year period. Benefit for income taxes decreased $4.8 million, or 80%, in the nine months ended September 30, 2022, compared to the same prior-year period, due primarily to income in Canada in 2022 compared to losses in Canada in 2021 and lower TRS losses in 2022.

Net Income (Loss)

Net income before allocation to non-controlling interests increased $7.9 million, or 23.8%, in the three months ended September 30, 2022, compared to the same prior-year period, due primarily to higher operating income, as we have experienced increases in customer advertising expenditures and overall demand for our services. Net income before allocation to non-controlling interests was $89.6 million in the nine months ended September 30, 2022, compared to a Net loss before allocation to non-controlling interests of $35.1 million in the same prior-year period, due primarily to higher operating income, as we have experienced increases in customer advertising expenditures and overall demand for our services, and a loss on extinguishment of debt in 2021, partially offset by a lower benefit for income taxes.

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

The following table presents our Revenues, Adjusted OIBDA and Operating income by segment in the three and nine months ended September 30, 2022 and 2021.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2022	2021	2022	2021
Revenues:
U.S. Media	$428.0	$376.2	$1,204.7	$943.4
Other	25.7	23.0	72.7	56.0
Total revenues	$453.7	$399.2	$1,277.4	$999.4

Operating income	$74.3	$65.0	$182.7	$63.1
Net (gain) loss on dispositions	0.2	(0.4)	0.1	(3.6)
Depreciation	19.9	19.6	58.6	59.6
Amortization	20.2	16.7	52.3	49.4
Stock-based compensation(a)	8.6	7.2	25.0	20.7
Total Adjusted OIBDA	$123.2	$108.1	$318.7	$189.2

Adjusted OIBDA:
U.S. Media	$128.2	$116.4	$337.5	$221.6
Other	5.8	4.8	14.2	4.4
Corporate	(10.8)	(13.1)	(33.0)	(36.8)
Total Adjusted OIBDA	$123.2	$108.1	$318.7	$189.2

Operating income (loss):
U.S. Media	$91.3	$83.5	$235.9	$122.2
Other	2.4	1.8	4.8	(1.6)
Corporate	(19.4)	(20.3)	(58.0)	(57.5)
Total operating income	$74.3	$65.0	$182.7	$63.1

(a)Stock-based compensation is classified as Corporate expense.

U.S. Media

	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
(in millions, except percentages)	2022	2021	Change	2022	2021	Change
Revenues:
Billboard	$335.3	$298.4	12%	$950.8	$782.7	21%
Transit and other	92.7	77.8	19	253.9	160.7	58
Total revenues	$428.0	$376.2	14	$1,204.7	$943.4	28

Organic revenues(a):
Billboard	$330.9	$298.4	11	$944.0	$782.7	21
Transit and other	92.7	77.8	19	253.9	160.7	58
Total organic revenues(a)	423.6	376.2	13	1,197.9	943.4	27
Non-organic revenues:
Billboard	4.4	—	*	6.8	—	*
Transit and other	—	—	*	—	—	*
Total non-organic revenues	4.4	—	*	6.8	—	*
Total revenues	428.0	376.2	14	1,204.7	943.4	28
Operating expenses	(218.5)	(186.9)	17	(630.1)	(529.8)	19
SG&A expenses	(81.3)	(72.9)	12	(237.1)	(192.0)	23
Adjusted OIBDA	$128.2	$116.4	10	$337.5	$221.6	52
Adjusted OIBDA margin	30%	31%		28%	23%

Operating income	$91.3	$83.5	9	$235.9	$122.2	93
Net (gain) loss on dispositions	0.2	(0.4)	*	0.1	(0.6)	*
Depreciation and amortization	36.7	33.3	10	101.5	100.0	2
Adjusted OIBDA	$128.2	$116.4	10	$337.5	$221.6	52

*    Calculation is not meaningful.
(a)Organic revenues exclude revenues associated with a significant acquisition (“non-organic revenues”).

Total U.S. Media segment revenues increased $51.8 million, or 14%, in the three months ended September 30, 2022, and increased $261.3 million, or 28%, in the nine months ended September 30, 2022, compared to the same prior-year periods, due primarily to stronger transit revenues and higher billboard revenues. While transit revenues have increased, transit revenues remain below pre-COVID-19 pandemic levels, as overall ridership remains materially below pre-COVID-19 pandemic levels. We generated approximately 45% of our U.S. Media segment revenues from national advertising campaigns in the three months ended September 30, 2022, 43% in the three months ended September 30, 2021, 43% in the nine months ended September 30, 2022, and 41% in the nine months ended September 30, 2021.

In the three and nine months ended September 30, 2022, non-organic revenues reflect the impact of a significant acquisition.

Billboard revenues in the U.S. Media segment increased $36.9 million, or 12%, in the three months ended September 30, 2022, and increased $168.1 million, or 21%, in the nine months ended September 30, 2022, compared to the same prior-year periods, reflecting an increase in average revenue per display (yield) as we have experienced increases in overall demand for our services and the impact of new and lost billboards in the period, including acquisitions.

Organic billboard revenues in the U.S. Media segment increased $32.5 million, or 11%, in the three months ended September 30, 2022, and increased $161.3 million, or 21%, in the nine months ended September 30, 2022, compared to the same prior-year periods, primarily due to an increase in average revenue per display (yield) as we have experienced increases in overall demand for our services and the net effect of new and lost billboards in the period, including certain acquisitions.

Transit and other revenues in the U.S. Media segment increased $14.9 million, or 19%, in the three months ended September 30, 2022, and increased $93.2 million, or 58%, in the nine months ended September 30, 2022, compared to the same prior-year periods, primarily driven by an increase in average revenue per display (yield) as we have experienced increases in overall demand for our services due to an increase in transit ridership, partially offset by the loss of a transit franchise contract.

Organic transit and other revenues in the U.S. Media segment increased $14.9 million, or 19%, in the three months ended September 30, 2022, and increased $93.2 million, or 58%, in the nine months ended September 30, 2022, compared to the same prior-year periods, primarily driven by an increase in average revenue per display (yield) as we have experienced increases in overall demand for our services due to an increase in transit ridership, partially offset by the loss of a transit franchise contract.

Operating expenses in the U.S. Media segment increased $31.6 million, or 17%, in the three months ended September 30, 2022, and increased $100.3 million, or 19%, in the nine months ended September 30, 2022, compared to the same prior-year periods, primarily driven by higher transit franchise and billboard lease costs associated with the increase in revenue, higher compensation-related expenses, increased activity resulting in higher production and materials cost, higher posting and rotation costs, and higher maintenance and utilities cost, driven by economic recovery from the COVID-19 pandemic and inflation-driven utility cost increases in 2022, as well as higher guaranteed minimum annual payments to the MTA.

SG&A expenses in the U.S. Media segment increased $8.4 million, or 12%, in the three months ended September 30, 2022, driven by and increased $45.1 million, or 23%, in the nine months ended September 30, 2022, compared to the same prior-year periods, primarily driven by higher compensation-related expenses, including commissions, salaries and bonuses, increased business travel resulting in higher travel and entertainment expenses, and a higher provision for doubtful accounts.

U.S. Media segment Adjusted OIBDA increased $11.8 million, or 10%, in the three months ended September 30, 2022, and increased $115.9 million, or 52%, in the nine months ended September 30, 2022, compared to the same prior-year periods. Adjusted OIBDA margin was 30% in the three months ended September 30, 2022, 31% in the three months ended September 30, 2021, 28% in the nine months ended September 30, 2022, and 23% in the same prior-year period.

Other

	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
(in millions, except percentages)	2022	2021	Change	2022	2021	Change
Revenues:
Billboard	$19.7	$19.0	4%	$56.4	$45.6	24%
Transit and other	6.0	4.0	50	16.3	10.4	57
Total revenues	$25.7	$23.0	12	$72.7	$56.0	30

Organic revenues(a):
Billboard	$19.7	$18.2	8	$56.4	$44.3	27
Transit and other	6.0	3.8	58	16.3	10.1	61
Total organic revenues(a)	25.7	22.0	17	72.7	54.4	34
Non-organic revenues:
Billboard	—	0.8	*	—	1.3	*
Transit and other	—	0.2	*	—	0.3	*
Total non-organic revenues	—	1.0	*	—	1.6	*
Total revenues	25.7	23.0	12	72.7	56.0	30
Operating expenses	(14.1)	(12.9)	9	(41.8)	(37.2)	12
SG&A expenses	(5.8)	(5.3)	9	(16.7)	(14.4)	16
Adjusted OIBDA	$5.8	$4.8	21	$14.2	$4.4	*
Adjusted OIBDA margin	23%	21%		20%	8%

Operating income (loss)	$2.4	$1.8	33	$4.8	$(1.6)	*
Net gain on dispositions	—	—	*	—	(3.0)	*
Depreciation and amortization	3.4	3.0	13	9.4	9.0	4
Adjusted OIBDA	$5.8	$4.8	21	$14.2	$4.4	*

*    Calculation is not meaningful.
(a)Organic revenues exclude the impact of foreign currency exchange rates (“non-organic revenues”).

Total Other revenues increased $2.7 million, or 12%, in the three months ended September 30, 2022, and increased $16.7 million, or 30%, in the nine months ended September 30, 2022, compared to the same prior-year periods, reflecting an increase in average revenue per display (yield) as we have experienced increases in overall demand for our services.

In the three and nine months ended September 30, 2021, non-organic revenues exclude the impact of foreign currency exchange rates.

Other operating expenses increased $1.2 million, or 9%, in the three months ended September 30, 2022, and increased $4.6 million, or 12%, in the nine months ended September 30, 2022, compared to the same prior-year periods, primarily driven by higher expenses in Canada. Other SG&A expenses increased $0.5 million, or 9%, in the three months ended September 30, 2022, and increased $2.3 million, or 16%, in the nine months ended September 30, 2022, compared to the same prior-year periods, primarily driven by higher expenses in Canada.

Other Adjusted OIBDA increased $1.0 million, or 21%, in the three months ended September 30, 2022, compared to the same prior-year period, due primarily to an increase in average revenue per display (yield). Other Adjusted OIBDA increased $9.8 million in the nine months ended September 30, 2022, compared to the same prior-year period, due primarily to an increase in average revenue per display (yield).

Corporate

Corporate expenses primarily include expenses associated with employees who provide centralized services. Corporate expenses, excluding stock-based compensation, were $10.8 million in the three months ended September 30, 2022, compared to $13.1 million in the same prior-year period, primarily due to the impact of market fluctuations on an equity-linked retirement plan offered by the Company to certain employees and higher compensation-related expenses, including salaries. Corporate expenses, excluding stock-based compensation, were $33.0 million in the nine months ended September 30, 2022, compared to $36.8 million in the same prior-year period, primarily due to the impact of market fluctuations on an equity-linked retirement plan offered by the Company to certain employees, partially offset by higher compensation-related expenses, including salaries and bonuses, and higher professional fees.

Liquidity and Capital Resources

	As of
(in millions, except percentages)	September 30, 2022	December 31, 2021	% Change
Assets:
Cash and cash equivalents	$81.5	$424.8	(81)%
Receivables, less allowance ($20.3 in 2022 and $18.5 in 2021)	303.0	310.5	(2)
Prepaid lease and transit franchise costs	7.0	12.5	(44)
Prepaid MTA equipment deployment costs	2.3	—	*
Other prepaid expenses	22.3	17.8	25
Other current assets	7.9	11.7	(32)
Total current assets	424.0	777.3	(45)
Liabilities:
Accounts payable	52.8	64.9	(19)
Accrued compensation	70.9	74.5	(5)
Accrued interest	17.9	30.7	(42)
Accrued lease and transit franchise costs	65.1	60.1	8
Other accrued expenses	47.8	40.3	19
Deferred revenues	43.3	30.9	40
Short-term operating lease liabilities	196.7	187.5	5
Other current liabilities	21.6	18.8	15
Total current liabilities	516.1	507.7	2
Working capital	$(92.1)	$269.6	*

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

Although we have taken several actions to date to preserve our financial flexibility and increase our liquidity, our short-term and long-term cash needs and related funding capability may be adversely affected by the current heightened levels of inflation and related economic environment if cash on hand and operating cash flows decrease in 2022, and our ability to issue debt and equity securities and/or borrow under our existing or new credit facilities on reasonable pricing terms, or at all, may become uncertain. (See the “Overview” section of this MD&A.)

Working capital was a deficit of $92.1 million as of September 30, 2022, compared to working capital of $269.6 million as of December 31, 2021, is primarily driven by lower cash due to acquisitions (see Note 11. Acquisitions to the Consolidated Financial Statements).

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

•Recoupment of Equipment Deployment Costs. We may retain incremental revenues that exceed an annual base revenue amount for the cost of deploying advertising and communications displays throughout the transit system. As presented in the table below, recoupable MTA equipment deployment costs are recorded as Prepaid MTA equipment deployment costs and Intangible assets on our Consolidated Statement of Financial Position, and as these costs are recouped from incremental revenues that the MTA would otherwise be entitled to receive, Prepaid MTA equipment deployment costs will be reduced. If incremental revenues generated over the term of the agreement are not sufficient to cover all or a portion of the equipment deployment costs, the costs will not be recouped, which could have an adverse effect on our business, financial condition and results of operations. If we do not recoup all costs of deploying advertising and communications screens with respect to the New Inventory by the end of the term of the MTA Agreement, the MTA will be obligated to reimburse us for these costs. Deployment costs in an amount not to exceed $50.7 million, which are deemed authorized before December 31, 2020, will be paid directly by the MTA. For any deployment costs deemed authorized after December 31, 2020, the MTA and the Company will no longer be obligated to directly pay 70% and 30% of the costs, respectively, and these costs will be subject to recoupment in accordance with the MTA Agreement. We did not recoup any equipment deployment costs in nine months ended September 30, 2022, and we do not expect to recoup equipment deployment costs in the remainder of 2022. For the full year of 2022, we expect our MTA equipment deployment costs to be approximately $100.0 million.

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

We may utilize cash on hand and/or incremental third-party financing to fund equipment deployment costs over the next couple of years. However, given the current heightened levels of inflation and related economic environment, we cannot reasonably estimate the aggregate financing amount, if any, at this time. As of September 30, 2022, we have issued surety bonds in favor of the MTA totaling approximately $136.0 million, which amount is subject to change as equipment installations are completed and revenues are generated. We expect transit franchise expenses, as a percentage of revenues, to decrease in 2022 as compared to 2021, but be higher than pre-COVID-19 pandemic levels. (See the “Overview—COVID-19 Impact” section of this MD&A.)

As indicated in the table below, we incurred $66.6 million related to MTA equipment deployment costs in the nine months ended September 30, 2022 (which includes equipment deployment costs related to future deployments), for a total of $513.6 million to date, of which $33.9 million had been recouped from incremental revenues to date and as of September 30, 2022, $49.1 million has been funded by the MTA. As of September 30, 2022, 13,657 digital displays had been installed, composed of 4,804 digital advertising screens on subway and train platforms and entrances, 4,638 smaller-format digital advertising screens on rolling stock and 4,215 MTA communications displays. In the three months ended September 30, 2022, 496 installations occurred, for a total of 2,565 installations occurring in the nine months ended September 30, 2022.

(in millions)	Beginning Balance	Deployment Costs Incurred	Recoupment/MTA Funding	Amortization	Ending Balance
Nine months ended September 30, 2022:
Prepaid MTA equipment deployment costs	$279.8	$61.1	$—	$—	$340.9
Other current assets	5.2	0.1	(3.7)	—	1.6
Intangible assets (franchise agreements)	63.0	5.4	—	(4.4)	64.0
Total	$348.0	$66.6	$(3.7)	$(4.4)	$406.5

Year ended December 31, 2021:
Prepaid MTA equipment deployment costs	$204.6	$75.2	$—	$—	$279.8
Other current assets	28.0	6.2	(29.0)	—	5.2
Intangible assets (franchise agreements)	58.4	14.5	—	(9.9)	63.0
Total	$291.0	$95.9	$(29.0)	$(9.9)	$348.0

On November 3, 2022, we announced that our board of directors approved a quarterly cash dividend of $0.30 per share on our common stock, payable on December 30, 2022, to stockholders of record at the close of business on December 2, 2022.

Debt

Debt, net, consists of the following:

	As of
(in millions, except percentages)	September 30, 2022	December 31, 2021
Long-term debt:
Term loan, due 2026	$598.5	$598.2

Senior unsecured notes:
6.250% senior unsecured notes, due 2025	400.0	400.0
5.000% senior unsecured notes, due 2027	650.0	650.0
4.250% senior unsecured notes, due 2029	500.0	500.0
4.625% senior unsecured notes, due 2030	500.0	500.0
Total senior unsecured notes	2,050.0	2,050.0

Debt issuance costs	(23.9)	(27.6)
Total long-term debt, net	2,624.6	2,620.6

Total debt, net	$2,624.6	$2,620.6

Weighted average cost of debt	4.9%	4.3%

	Payments Due by Period
(in millions)	Total	2022	2023-2024	2025-2026	2027 and thereafter
Long-term debt	$2,650.0	$—	$—	$1,000.0	$1,650.0
Interest	808.6	127.6	262.9	225.5	192.6
Total	$3,458.6	$127.6	$262.9	$1,225.5	$1,842.6

Term Loan

The interest rate on the term loan due in 2026 (the “Term Loan”) was 4.9% per annum as of September 30, 2022. As of September 30, 2022, a discount of $1.5 million on the Term Loan remains unamortized. The discount is being amortized through Interest expense, net, on the Consolidated Statement of Operations.

Revolving Credit Facility

We also have a $500.0 million revolving credit facility, which matures in 2024 (the “Revolving Credit Facility,” together with the Term Loan, the “Senior Credit Facilities”).

As of September 30, 2022, there were no outstanding borrowings under the Revolving Credit Facility.

The commitment fee based on the amount of unused commitments under the Revolving Credit Facility was $0.4 million in the three months ended September 30, 2022, $0.4 million in the three months ended September 30, 2021, $1.2 million in the nine months ended September 30, 2022, and $1.3 million in the nine months ended September 30, 2021. As of September 30, 2022, we had issued letters of credit totaling approximately $6.4 million against the letter of credit facility sublimit under the Revolving Credit Facility.

Standalone Letter of Credit Facilities

As of September 30, 2022, we had issued letters of credit totaling approximately $75.8 million under our aggregate $81.0 million standalone letter of credit facilities. The total fees under the letter of credit facilities were immaterial in each of the three and nine months ended September 30, 2022 and 2021.

Accounts Receivable Securitization Facility

As of September 30, 2022, we have a $150.0 million revolving accounts receivable securitization facility (the “AR Facility”), which terminates in May 2025, unless further extended.

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

As of September 30, 2022, there were no outstanding borrowings under the AR Facility. As of September 30, 2022, borrowing capacity remaining under the AR Facility was $150.0 million based on approximately $337.2 million of accounts receivable that could be used as collateral for the AR Facility in accordance with the agreements governing the AR Facility. The commitment fee based on the amount of unused commitments under the AR Facility was immaterial for each of the three and nine months ended September 30, 2022 and 2021.

Debt Covenants

Our credit agreement, dated as of January 31, 2014 (as amended, supplemented or otherwise modified, the “Credit Agreement”), governing the Senior Credit Facilities, the agreements governing the AR Facility, and the indentures governing our senior unsecured notes contain customary affirmative and negative covenants, subject to certain exceptions, including but not limited to those that restrict the Company’s and its subsidiaries’ abilities to (i) pay dividends on, repurchase or make distributions in respect to the Company’s or its wholly-owned subsidiary, Outfront Media Capital LLC’s capital stock or make other restricted payments other than dividends or distributions necessary for us to maintain our REIT status, subject to certain conditions and exceptions, (ii) enter into agreements restricting certain subsidiaries’ ability to pay dividends or make other intercompany or third-party transfers, and (iii) incur additional indebtedness. One of the exceptions to the restriction on our ability to incur additional indebtedness is satisfaction of a Consolidated Total Leverage Ratio, which is the ratio of our consolidated total debt to our Consolidated EBITDA (as defined in the Credit Agreement) for the trailing four consecutive quarters, of no greater than 6.0 to 1.0. As of September 30, 2022, our Consolidated Total Leverage Ratio was 5.0 to 1.0 in accordance with the Credit Agreement.

The terms of the Credit Agreement (and under certain circumstances, the agreements governing the AR Facility) require that we maintain a Consolidated Net Secured Leverage Ratio, which is the ratio of (i) our consolidated secured debt (less up to $150.0 million of unrestricted cash) to (ii) our Consolidated EBITDA (as defined in the Credit Agreement) for the trailing four consecutive quarters, of no greater than 4.5 to 1.0. As of September 30, 2022, our Consolidated Net Secured Leverage Ratio was 1.0 to 1.0 in accordance with the Credit Agreement. As of September 30, 2022, we are in compliance with our debt covenants.

Deferred Financing Costs

As of September 30, 2022, we had deferred $26.1 million in fees and expenses associated with the Term Loan, Revolving Credit Facility, AR Facility and our senior unsecured notes. We are amortizing the deferred fees through Interest expense, net, on our Consolidated Statement of Operations over the respective terms of the Term Loan, Revolving Credit Facility, AR Facility and our senior unsecured notes.

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

Equity

At-the-Market Equity Offering Program

We have a sales agreement in connection with an “at-the-market” equity offering program (the “ATM Program”), under which we may, from time to time, issue and sell shares of our common stock up to an aggregate offering price of $300.0 million. We have no obligation to sell any of our common stock under the sales agreement and may at any time suspend solicitations and offers under the sales agreement. No shares were sold under the ATM Program during the nine months ended September 30, 2022. As of September 30, 2022, we had approximately $232.5 million of capacity remaining under the ATM Program.

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

On March 1, 2022, 275,000 shares of Series A Preferred Stock were converted into approximately 17.4 million shares of the Company’s common stock, which included $3.2 million of accrued and unpaid dividends through and including the conversion date that were settled in the Company’s common stock in accordance with the Articles. As of September 30, 2022, the maximum number of shares of common stock that could be required to be issued on conversion of the outstanding shares of Series A Preferred Stock was approximately 7.8 million shares.

Cash Flows

The following table presents our cash flows in the nine months ended September 30, 2022 and 2021.

	Nine Months Ended
	September 30,		%
(in millions, except percentages)	2022	2021	Change
Net cash flow provided by operating activities	$174.8	$45.1	*
Net cash flow used for investing activities	(351.3)	(106.5)	*
Net cash flow used for financing activities	(165.6)	(140.5)	18%
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1.2)	0.2	*
Net decrease in cash, cash equivalents and restricted cash	$(343.3)	$(201.7)	70

*Calculation is not meaningful.

Cash provided by operating activities increased $129.7 million in the nine months ended September 30, 2022, compared to the same prior-year period, due primarily to higher net income in 2022 compared to 2021 due to increases in overall demand for our services and improved cash collections, partially offset by an increase in prepaid MTA equipment deployment costs. In the nine months ended September 30, 2022, we paid net cash of $57.5 million related to MTA equipment deployment costs and installed 2,565 digital displays. In the nine months ended September 30, 2021, we paid net cash of $18.4 million related to MTA equipment deployment costs and installed 1,800 digital displays.

Cash used for investing activities increased $244.8 million in the nine months ended September 30, 2022, compared to the same prior-year period, due primarily to higher cash paid for acquisitions, primarily related to an acquisition in the second quarter of 2022 (see Note 11. Acquisitions to the Consolidated Financial Statements) and higher cash paid for capital expenses, partially offset by lower cash paid for MTA franchise rights.

The following table presents our capital expenditures in the nine months ended September 30, 2022 and 2021.

	Nine Months Ended
	September 30,		%
(in millions, except percentages)	2022	2021	Change
Growth	$47.6	$27.9	71%
Maintenance	19.0	13.3	43
Total capital expenditures	$66.6	$41.2	62

Capital expenditures increased $25.4 million, or 62%, in the nine months ended September 30, 2022, compared to the same prior-year period, primarily due to growth in digital displays, growth in transit displays and increased maintenance spending for billboard display, safety and vehicles upgrades.

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

Cash used for financing activities increased by $25.1 million, or 18%, in the nine months ended September 30, 2022, compared to the same prior-year period. In the nine months ended September 30, 2022, we paid total cash dividends of $154.3 million on our common stock, the Series A Preferred Stock and vested restricted share units granted to employees. In the nine months ended September 30, 2021, we made a repayment of $80.0 million under a 364-day uncommitted structured repurchase facility, which expired on June 29, 2021, and paid total cash dividends of $35.9 million on the Series A Preferred Stock and vested restricted share units granted to employees.

Cash paid for income taxes was $3.1 million for in the nine months ended September 30, 2022 and $1.5 million in the nine months ended September 30, 2021.

Off-Balance Sheet Arrangements

Our off-balance sheet commitments primarily consist of guaranteed minimum annual payments. (See Note 16. Commitments and Contingencies to the Consolidated Financial Statements for information about our off-balance sheet commitments.)

Critical Accounting Policies

The preparation of our financial statements in conformity with GAAP requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. On an ongoing basis, we evaluate these estimates, which are based on historical experience and on various assumptions that we believe are reasonable under the circumstances, including the impact of extraordinary events such as the COVID-19 pandemic and the current heightened levels of inflation. The result of these evaluations forms the basis for making judgments about the carrying values of assets and liabilities and the reported amount of revenues and expenses that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions.

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

We do not currently use derivatives or other financial instruments to mitigate our exposure to commodity price risk. However, we do enter into contracts with commodity providers to limit our exposure to commodity price fluctuations. For the year ended December 31, 2021, such contracts accounted for 11.5% of our total utility costs. As of September 30, 2022, we had active electricity purchase agreements with fixed contract rates for locations in Texas, which expire June 21, 2024.

Foreign Exchange Risk

Foreign currency translation risk is the risk that exchange rate gains or losses arise from translating our Canadian business’s statements of earnings and statements of financial position from functional currency to our reporting currency (the U.S. Dollar) for consolidation purposes. Any gain or loss on translation is included within comprehensive income and Accumulated other comprehensive income on our Consolidated Statement of Financial Position. The functional currency of our international subsidiaries is their respective local currency. As of September 30, 2022, we have $10.4 million of unrecognized foreign currency translation losses included within Accumulated other comprehensive loss on our Consolidated Statement of Financial Position.

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

As of September 30, 2022, we had a $600.0 million variable-rate Term Loan due 2026 outstanding, which has an interest rate of 4.9% per year. An increase or decrease of 1/4% in our interest rate on the Term Loan will change our annualized interest expense by approximately $1.5 million.

As of September 30, 2022, there were no outstanding borrowings under the AR Facility.

We are not currently using derivatives or other financial instruments to mitigate interest rate risk, although we may do so in the future.

Credit Risk

In the opinion of our management, credit risk is limited due to the large number of customers and advertising agencies utilized. We perform credit evaluations on our customers and agencies and believe that the allowances for credit losses are adequate. We experienced an increase in credit losses as a result of the COVID-19 pandemic and accordingly, we recorded additional provisions for doubtful accounts in 2020. Provisions for doubtful accounts have increased in the three and nine months ended September 30, 2022, compared to the same prior-year periods, driven by increased business activity. We expect provisions for doubtful accounts to continue to increase through the remainder of the year. We do not currently use derivatives or other financial instruments to mitigate credit risk.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

None.

Purchases of Equity Securities by the Issuer

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
July 1, 2022 through July 31, 2022	—	$—	—	—
August 1, 2022 through August 31, 2022	—	—	—	—
September 1, 2022 through September 30, 2022	—	—	—	—
Total	—	—	—	—

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

Date: November 4, 2022