Form 10-K
period 2022-12-31
OUTFRONT Media Inc.
filed 2023-02-23
CIK 1579877

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
None
(Title of class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☒ Yes ☐ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☒ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     ☒ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of June 30, 2022, the last business day of the registrant's most recently completed second fiscal quarter, was $2.8 billion based upon the closing price reported for such date on the New York Stock Exchange.

As of February 22, 2023, the number of shares outstanding of the registrant’s common stock was 164,980,667.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement for the 2023 Annual Meeting of Stockholders are incorporated herein by reference into Part III of this Annual Report on Form 10-K where indicated. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant's fiscal year ended December 31, 2022.

OUTFRONT Media Inc.

Except as otherwise indicated or unless the context otherwise requires, all references in this Annual Report on Form 10-K to (i) “OUTFRONT Media,” “the Company,” “we,” “our,” “us” and “our company” mean OUTFRONT Media Inc., a Maryland corporation, and unless the context requires otherwise, its consolidated subsidiaries, and (ii) the “25 largest markets in the U.S.,” “150 markets in the U.S. and Canada” and “Nielsen Designated Market Areas” are based, in whole or in part, on Nielsen Media Research’s 2023 Designated Market Area rankings.

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

Forward-looking statements involve numerous risks and uncertainties and you should not rely on them as predictions of future events. Forward-looking statements depend on assumptions, data or methods that may be incorrect or imprecise and may not be able to be realized. We do not guarantee that the transactions and events described will happen as described (or that they will happen at all). The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:

•Declines in advertising and general economic conditions, including the current heightened levels of inflation;
•The severity and duration of pandemics, and the impact on our business, financial condition and results of operations;
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
•Expectations relating to environmental, social and governance considerations;
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
•Complying with REIT requirements may cause us to liquidate investments or forgo otherwise attractive investments or business opportunities;

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

We believe out-of-home continues to be an attractive form of advertising, as our displays are always viewable and cannot be turned off, skipped, blocked or fast-forwarded. Further, out-of-home advertising can be an effective “stand-alone” medium, as well as an integral part of a campaign to reach audiences using multiple forms of media, including television, radio, print, online, mobile and social media advertising platforms. We provide our customers with a differentiated advertising solution at an attractive price point relative to other forms of advertising. In addition to leasing displays, we provide other value-added services to our customers, such as pre-campaign category research, consumer insights, print production, creative services and post-campaign tracking and analytics.

We generally (i) own the physical billboard structures on which we display advertising copy for our customers, (ii) hold the legal permits to display advertising thereon and (iii) lease the underlying sites. These lease agreements have terms varying between one month and multiple years, and usually provide renewal options. We estimate that approximately 75% of our billboard structures in the U.S. are “legal nonconforming” billboards, meaning they were legally constructed under laws in effect at the time they were built and remain legal to operate, but could not be constructed under current laws. These structures are often located in areas where it is difficult or not permitted to build additional billboards under current laws, which enhances the value of our portfolio. We have a highly diversified portfolio of advertising sites. As of December 31, 2022, we had approximately 20,200 lease agreements with approximately 18,100 different landlords in the U.S. A substantial proportion of these lease agreements allow us to abate rent and/or terminate the lease agreement in certain circumstances, which may include where the structure is obstructed, where there is a change in traffic flow and/or where the advertising value of the sign structure is otherwise impaired, providing us with flexibility in renegotiating the terms of our leases with landlords in those circumstances.

We currently manage our operations through two operating segments—U.S. Billboard and Transit, which is included in our U.S. Media reportable segment, and International. International does not meet the criteria to be a reportable segment and accordingly, is included in Other (see Item 8., Note 19. Segment Information to the Consolidated Financial Statements).

History

Our corporate history can be traced back to companies that helped to pioneer the growth of out-of-home advertising in the U.S., such as Outdoor Systems, Inc., 3M National, Gannett Outdoor and TDI Worldwide Inc. In 1996, a predecessor of CBS Corporation (“CBS”) acquired TDI Worldwide Inc., which specialized in transit advertising. Three years later, a predecessor of CBS acquired Outdoor Systems, Inc., which represented the consolidation of the outdoor advertising assets of large national operators such as 3M National, Gannett Outdoor (and its Canadian assets held in the name Mediacom) and many local operators in North America.

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

Growth Strategy

Continue Increasing the Number of Digital Displays in our Portfolio. Increasing the number of digital displays in prime audience locations is an important element of our organic growth strategy, as digital displays have the potential to attract additional business from both new and existing customers. We believe digital displays are attractive to our customers because they allow for the development of richer and more visually engaging messages, provide our customers with the flexibility both to target audiences by time of day and to quickly launch new advertising campaigns, and eliminate or greatly reduce print production and installation costs. In addition, digital displays enable us to run multiple advertisements on each display. Digital billboard displays generate approximately four times more revenue per display on average than traditional static billboard displays. Digital billboard displays also incur, on average, approximately two to four times more costs, including higher variable costs associated with the increase in revenue than traditional static billboard displays. As a result, digital billboard displays generate higher profits and cash flows than traditional static billboard displays. We have deployed state-of-the-art digital transit displays in connection with several transit franchises we operate and we expect to continue these deployments over the coming years. Generally, we expect to generate higher revenue over time on digital transit displays since digital transit displays allow us to sell each display to multiple advertisers within a relatively shorter period of time and provide customers with more visually engaging advertising content. We intend to incur significant equipment deployment costs and capital expenditures in the coming years to continue increasing the number of digital displays in our portfolio. See “—Renovation, Improvement and Development.”
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

Continued Adoption & Refinement of Audience Measurement Systems; Utilization of Data/Analytics. We believe the refinement of the out-of-home advertising industry’s audience measurement system, Geopath, and alternative measurement systems, including our proprietary smartSCOUT system, will enhance the value of the out-of-home medium by providing customers with improved audience measurement and the ability to target by demographic characteristics. New refinements and new providers, as well as the inclusion of transit metrics, will make measurement options more robust. As part of our technology platform, we are developing solutions for enhanced demographic and location targeting. We have also added attribution solutions for advertisers looking to measure specific key performance indicators. By providing a consistent and standardized audience measurement metric and overlaying increasingly available and reliable third-party data and attribution, we are able to help advertisers target increasingly mobile audiences with effective media plans in the out-of-home environment for both static and digital displays. Further, we believe the use of programmatic and direct sale advertising platform technologies in the out-of-home advertising industry will increase, which will present a revenue growth opportunity for us. Programmatic and direct sale advertising platforms allow out-of-home advertising companies to lease displays to customers at competitive rates through an online bidding process or through a direct sale process, and we continue to seek strategic opportunities to increase our participation in these platforms.

Our Portfolio of Outdoor Advertising Structures and Sites

Diversification by Customer

For the year ended December 31, 2022, no individual customer represented more than 3% of U.S. Media segment revenues. Therefore, we do not consider detailed information about any individual customer to be meaningful.

Diversification by Industry

The following table sets forth information regarding the diversification of U.S. Media segment revenues earned among different industries for 2022, 2021 and 2020. For 2022, as a result of our diverse base of customers in the U.S., no single industry contributed more than 20% of our U.S. Media segment revenues.

We have updated the presentation of our industry reporting and certain reclassifications of prior year data have been made to conform to the current period’s presentation.

	Percentage of Total U.S. Media Segment Revenues for the Year Ended December 31,
Industry	2022	2021	2020
Entertainment	20%	19%	17%
Retail	11	10	9
Health/Medical	10	10	10
Technology	7	6	6
Miscellaneous Service Providers	5	6	5
Legal Services/Lawyers	5	5	5
Restaurants	5	5	5
Financial	4	4	4
Automotive	4	4	4
Alcohol	3	4	4
Consumer Packaged Goods	3	3	4
Government/Political	3	4	4
Education	3	3	3
Utilities	3	3	3
Real Estate	3	2	3
Travel	3	2	3
Insurance	2	3	4
Other(a)	6	7	7
Total	100%	100%	100%

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

	Percentage of Total Revenues for the Year Ended December 31, 2022			Number of Displays as of December 31, 2022(a)
Location (Metropolitan Area)	Billboard	Transit and Other	Total	Billboard Displays	Transit and Other Displays	Total Displays	Percentage of Total Displays
New York, NY	10%	52%	19%	566	261,131	261,697	52%
Los Angeles, CA	16	11	15	4,404	39,246	43,650	9
Miami, FL	6	7	6	939	20,578	21,517	4
State of New Jersey	5	<1	4	3,533	—	3,533	<1
San Francisco, CA	4	3	3	1,075	21,146	22,221	4
Houston, TX	4	1	3	1,079	188	1,267	<1
Chicago, IL	4	<1	3	1,086	123	1,209	<1
Tampa, FL	3	—	3	1,386	—	1,386	<1
Detroit, MI	3	1	3	1,837	6,128	7,965	2
Atlanta, GA	3	2	3	1,933	775	2,708	<1
Boston, MA	2	6	3	249	36,316	36,565	7
Dallas, TX	3	1	2	708	516	1,224	<1
Phoenix, AZ	2	1	2	1,365	1,359	2,724	<1
Orlando, FL	2	—	2	1,238	—	1,238	<1
Washington D.C.	<1	8	2	19	47,099	47,118	9
All other United States(b)	28	1	22	19,578	18,669	38,247	8
Other	—	2	—	—	—	—	—
Total United States	95	96	95	40,995	453,274	494,269	98
Canada	5	4	5	4,729	4,596	9,325	2
Total	100%	100%	100%	45,724	457,870	503,594	100%

Total revenues (in millions)	$1,384.7	$387.4	$1,772.1

(a)All displays, including those reserved for transit agency use.
(b)No single location (metropolitan area) in “All other United States” individually represents more than 2% of total revenues.

The New York and Los Angeles metropolitan areas contributed 49% and 12%, respectively, of total transit and other revenues in 2021 and 40% and 10%, respectively, of total transit and other revenues in 2020. Los Angeles contributed 15% of total billboard revenues in each of 2021 and 2020. New York contributed 8% of total billboard revenues in each of 2021 and 2020. For additional information regarding revenues for our billboard displays and transit and other displays by segment, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data.”

Renovation, Improvement and Development

The following table sets forth information regarding our digital displays.

	Digital Revenues (in millions) for the Year Ended			Number of Digital Displays(a) as of
Location	Digital Billboard	Digital Transit and Other	Total Digital Revenues	Digital Billboard Displays	Digital Transit and Other Displays	Total Digital Displays
December 31, 2022:
United States	$368.5	$137.1	$505.6	1,702	15,998	17,700
Canada	32.3	2.0	34.3	268	78	346
Total	$400.8	$139.1	$539.9	1,970	16,076	18,046

December 31, 2021:
United States	$280.5	$80.3	$360.8	1,401	12,610	14,011
Canada	27.6	1.0	28.6	237	120	357
Total	$308.1	$81.3	$389.4	1,638	12,730	14,368

December 31, 2020:
United States	$195.5	$53.9	$249.4	1,228	8,920	10,148
Canada	19.8	0.1	19.9	222	95	317
Total	$215.3	$54.0	$269.3	1,450	9,015	10,465

(a)Digital display amounts include 4,374 displays reserved for transit agency use in 2022, 3,795 in 2021 and 3,144 in 2020. Our number of digital displays is impacted by acquisitions, dispositions, management agreements, the net effect of new and lost billboards, and the net effect of won and lost franchises in the period.

Most of our non-maintenance capital expenditures are directed towards new revenue-generating projects, such as the conversion of traditional static billboard displays to digital, the building of new digital displays and the enhancement of our billboard structures to enable us to charge premium rates. We have deployed state-of-the-art digital transit displays in connection with several transit franchises we operate and we expect to continue these deployments over the coming years. We intend to incur significant equipment deployment costs and capital expenditures in coming years to continue increasing the number of digital displays in our portfolio. See “—Growth Strategy.”

We built or converted 110 digital billboard displays in the U.S. and 9 in Canada in 2022, compared to 77 digital billboard displays in the U.S. and 10 in Canada in 2021, and 60 digital billboard displays in the U.S. and 3 in Canada in 2020. Additionally, we entered into marketing arrangements to sell advertising on 85 third-party digital billboard displays in the U.S. in 2022, compared to 35 third-party digital billboard displays in the U.S. and 4 in Canada in 2021, and 31 third-party billboard displays in each of the U.S. and Canada in 2020.

We built, converted or replaced 3,410 digital transit and other displays in the U.S. in 2022, and 3,778 digital transit and other displays in the U.S. and 15 in Canada in 2021. Our total number of digital displays is impacted by acquisitions, dispositions, management agreements and the net effect of new and lost billboards and the net effect of won and lost franchises.

Further, as a result of the COVID-19 pandemic, in 2020 and 2021, we reduced our digital billboard display conversions and temporarily suspended or delayed our deployment of certain digital transit displays. As of December 31, 2022, our average initial investment required for a digital billboard display is approximately $250,000.

We routinely invest capital in the maintenance and repair of our billboard and transit structures. This includes safety initiatives and replaced displays, as well as new billboard components such as panels, sections, catwalks, lighting and ladders. Our maintenance capital expenditures were $25.5 million in 2022, $25.3 million in 2021 and $17.8 million in 2020. Maintenance capital expenditures also include spending on software and technology.

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

Seasonality

Our revenues and profits may fluctuate due to seasonal advertising patterns and influences on advertising markets. Typically, our revenues and profits are highest in the fourth quarter, during the holiday shopping season, and lowest in the first quarter, as advertisers adjust on spending following the holiday shopping season. Our revenues and profits may also fluctuate due to external events beyond our control.

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

Our People

As of December 31, 2022, we had 2,375 employees, of which 877 were sales and sales-related personnel in the U.S. and 88 were Canadian sales and sales-related personnel. As of December 31, 2022, 2,357, or 99%, of our employees were full-time employees and 18, or 1%, were part-time employees. Some of these employees are represented by labor unions and are subject to collective bargaining agreements.

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

We continually monitor our employee turnover rates. In 2022, we experienced lower total employee turnover of 14% compared to 15% in 2021 and 26% in 2020. Employee turnover in 2020 was primarily due to actions taken in that year to reduce our expenses in response to the impact of the COVID-19 pandemic, including, among other things, workforce reductions. The reduction in employee turnover in 2021 was partially offset by an increase in voluntary turnover. Voluntary turnover decreased in 2022 compared to 2021. We believe that our culture, competitive compensation and development opportunities have contributed to the low turnover at the Company.

Diversity, Equity and Inclusion

We are committed to promoting a diverse and inclusive working environment. We believe that in order to effectively connect diverse audiences across markets, we need a workforce that reflects the diversity of the communities we represent and in which we operate. One of our basic principles is treating everyone with dignity and respect, and we believe it is our responsibility to respect all cultures, backgrounds, ethnicities, genders and sexual orientations. Our diversity, equity and inclusion program is led by an advisory council and the Company’s co-Chief Diversity Officers as well as our Chief Human Resources Officer, and is charged with providing programs that focus on the value of diversity, equity and inclusion to the Company’s culture, including employee resource groups, diversity and inclusion training and events, presentations by keynote speakers, and internship programs, all of which support women, people of color and members of the LGBTQ+ community.

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

We take the health and safety of our employees very seriously. That is why we have adopted a preventive culture and follow and enforce a strict set of safety guidelines and training processes under the supervision of our Vice President of Operations Effectiveness and Safety. Our comprehensive training program is another essential aspect to promoting the safety of our employees. We require all our field operations team members to participate in an extensive training process and we reinforce these trainings throughout the year. In 2022, we did not suffer any significant employee accidents or injuries and continue to strictly manage our corporate health and safety programs to ensure compliance. In 2022, we also introduced telematics in all of our vehicles to help maintain the safety of our personnel.

In addition, throughout the COVID-19 pandemic, we prioritized the health and safety of our employees by, among other things, (i) utilizing a secure remote workforce as needed for personnel other than operations personnel who service our displays and certain other personnel, (ii) implementing deep cleaning, social distancing and other protective policies and practices in accordance with federal, state and local regulations and guidance across all offices and facilities, and (iii) communicating frequently with our employees and customers to address any concerns and updates to our policies.

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

Financing and Leverage Policy

We may, when appropriate, employ leverage and use debt as a means to finance growth in our business, refinance existing debt, to provide additional funds to distribute to stockholders, and/or for corporate purposes. The Company, along with Outfront Media Capital LLC (“Finance LLC”) and Outfront Media Capital Corporation (“Finance Corp.” and together with Finance LLC, the “Borrowers”) and other guarantor subsidiaries party thereto, are parties to a credit agreement, dated as of January 31, 2014 (as amended, supplemented or otherwise modified, the “Credit Agreement”), pursuant to which the Borrowers may borrow funds under a $500.0 million revolving credit facility, which matures in 2024 (the “Revolving Credit Facility”) and have incurred outstanding indebtedness of $600.0 million under a term loan due in 2026 (the “Term Loan,” together with the Revolving Credit Facility, the “Senior Credit Facilities”). Since 2014, the Borrowers have also been parties to agreements governing our standalone letter of credit facilities. As of December 31, 2022, we had issued letters of credit totaling approximately $75.8 million under our aggregate $81.0 million standalone letter of credit facilities. Additionally, since 2014, the Borrowers have issued senior unsecured notes in several private placement transactions and redeemed certain of these senior unsecured notes. As of December 31, 2022, of the senior unsecured notes issued by the Borrowers, $400.0 million aggregate principal amount of 6.250% Senior Unsecured Notes due 2025 (the “2025 Notes”), $650.0 million aggregate principal amount of 5.000% Senior Unsecured Notes due 2027 (the “2027 Notes”), $500.0 million aggregate principal amount of 4.250% Senior Unsecured Notes due 2029 (the “2029 Notes”) and $500.0 million aggregate principal amount of 4.625% Senior Unsecured Notes due 2030 (the “2030 Notes” and collectively with the 2025 Notes, 2027 Notes and 2029 Notes, the “Notes”) remain outstanding. In addition, as of December 31, 2022, we have a $150.0 million revolving accounts receivable securitization facility (the “AR Facility”), which terminates in 2025, unless further extended. We have, and from time to time we may, draw funds from the Revolving Credit Facility and/or the AR Facility or other credit facilities that we may establish for specific or general corporate purposes, subject to borrowing capacities available under these facilities. For more information, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

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

Available Information

Our website address is www.outfront.com. We are subject to the informational requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and file or furnish reports, proxy statements, and other information with the SEC, including Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. Such reports and other information filed by the Company with the SEC are available free of charge in the Investor Relations section of our website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov. The contents of the websites referred to above are not incorporated into this filing.

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

We derive our revenues from providing advertising space to customers on out-of-home advertising structures and sites. A decline in the economic prospects of advertisers, the economy in general or the economy of any individual geographic market or industry, particularly a market or industry in which we conduct substantial business and derive a significant portion of our revenues, such as the New York and Los Angeles metropolitan areas, and the entertainment, retail and health/medical industries, could alter current or prospective advertisers’ spending priorities. See “Item 1. Business—Our Portfolio of Outdoor Advertising Structures and Sites.” In addition, disasters, acts of terrorism, disease outbreaks and pandemics (such as the COVID-19 pandemic), hostilities, political uncertainty, extraordinary weather events (such as hurricanes), power outages, technological changes and shifts in market demographics and transportation patterns (including reductions in foot traffic, roadway traffic, commuting, transit ridership and overall target audiences due to remote work, safety concerns or otherwise) caused by the foregoing or otherwise, could interrupt our ability to build, deploy, and/or display advertising on, advertising structures and sites, and/or lead to a reduction in economic certainty and advertising expenditures. Any reduction in advertising expenditures could adversely affect our business, financial condition or results of operations. Further, advertising expenditure patterns may be impacted by any of these factors; for example, advertisers’ expenditures may be made with less advance notice and may become difficult to forecast from period to period. We are also experiencing the economic effects of the current heightened levels of inflation on our income and expenses. Though we cannot reasonably estimate the full impact of the current heightened levels of inflation on our business, financial condition and results of operations at this time, a portion of these increases may be partially offset by increases in advertising rates on our displays and cost efficiencies. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Pandemics could materially adversely affect our business, financial condition and results of operations.

As we experienced throughout the COVID-19 pandemic, pandemics, and the related preventative measures taken to help curb infectious spread, including shutdowns and slowdowns of, and restrictions on, businesses, public gatherings, social interactions and travel (including reductions in foot traffic, roadway traffic, commuting, transit ridership and overall target audiences) may (i) delay our ability to build and deploy certain advertising structures and sites, including digital displays; (ii) reduce or curtail our customers’ advertising expenditures and overall demand for our services through purchase cancellations or otherwise; (iii) increase the volatility of our customers’ advertising expenditure patterns from period-to-period through short-notice purchases, purchase deferrals or otherwise; and (iv) extend delays in the collection of certain earned advertising revenues from our customers, all of which could have a material adverse effect on our business, financial condition and results of operations.

In addition, pandemics could impact the global economy and our business if we (i) experience a complete or partial shutdown of our ability to operate safely and securely, (ii) lose major customers and/or key personnel, (iii) experience significant disruptions (including inflationary price increases) with respect to our manufacturers, suppliers and related logistics that may prevent us from fulfilling our contractual obligations to our counterparties, (iv) fail to satisfy our contractual obligations and/or need to seek relief from our contractual obligations that we may be unable to receive from our counterparties, (v) fail to realize the benefits of any cost savings initiatives such as suspending, deferring and/or reducing capital expenditures and other expenses, (vi) experience impairment charges, (vii) experience a cybersecurity incident, and (viii) have difficulties accessing the capital markets and/or obtaining or incurring debt financing on reasonable pricing or other terms or at all, any of which could have a material adverse effect on our business, financial condition and results of operations. See “Our business is sensitive to a decline in advertising expenditures, general economic conditions and other external events beyond our control,”  “—Implementing our digital display platform and the deployment of digital advertising displays to our transit franchise partners, may be more difficult, costly or time consuming than expected and the anticipated benefits may not be fully realized,” and “—The terms of the agreements governing our indebtedness restrict our current and future operations, particularly our ability to incur debt that we may need to fund initiatives in response to changes in our business, the industries in which we operate, the economy and governmental regulations.”

The extent to which any pandemic will impact our business will depend on future developments, including the severity and duration of such pandemic and the measures taken in response to such pandemic, which are highly uncertain and cannot be predicted. Accordingly, the Company cannot reasonably estimate the full impact of any other pandemic that may occur on our business, financial condition and results of operations at this time, which may be material.

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

The outdoor advertising industry is subject to governmental regulation and enforcement at the federal, state and local levels in the U.S. and Canada. These regulations have a significant impact on the outdoor advertising industry and our business. See “Part I, Item 1. Business—Regulation.” If there are changes in laws and regulations affecting outdoor advertising at any level of government (including by modification, replacement or invalidation in response to third party legal challenges, or otherwise), if there are changes in the enforcement of regulations or if there are allegations of noncompliance with laws or regulations that we are unable to resolve, our structures and sites could be subject to removal or modification and/or prevailing competitive conditions in our markets could be affected in a variety of ways, which could have an adverse effect on our business, financial condition and results of operations. Further, if we are unable to obtain acceptable arrangements or compensation in circumstances in which our structures and sites are subject to removal or modification, it could have an adverse effect on our business, financial condition and results of operations. In addition, governmental regulation and enforcement of advertising displays, especially digital advertising displays, may limit our ability to install new advertising displays, restrict advertising displays to governmentally controlled sites or permit the installation of advertising displays in a manner that could benefit our competitors disproportionately, any of which could have an adverse effect on our business, financial condition and results of operations. Further, as digital advertising displays are introduced into the market on a large scale, new or revised regulations could impose specific restrictions on the installation or use of digital advertising displays.

Implementing our digital display platform and the deployment of digital advertising displays to our transit franchise partners, may be more difficult, costly or time consuming than expected and the anticipated benefits may not be fully realized.

The success of the digital display platform we are continuing to develop for our customers and the deployment of digital advertising displays to our transit franchise partners, such as the MTA, the Washington Metropolitan Area Transit Authority, the Massachusetts Bay Transportation Authority and the San Francisco Bay Area Rapid Transit District, and the realization of any anticipated benefits, will depend, in part, on our ability to execute and demonstrate the value-added capabilities of our digital display platform to our customers, and our ability to deliver and install digital displays in a timely manner to our transit franchise partners in satisfaction of our contractual obligations, including delivery and installation within complex transit infrastructures, such as the MTA. If we fail to satisfy our contractual obligations and any such failures cannot be resolved, and/or the digital display platform and/or the digital advertising displays that we provide to our customers and transit franchise partners do not meet their expectations or are found to be defective, or if we are unable to realize the anticipated benefits of these products due to reduced market demand for these products or digital advertising generally (including as a result of reductions in transit ridership due to remote work, safety concerns or otherwise), then we may incur financial liability, which could have an adverse effect on our business, financial condition and results of operation.

Implementing our digital display platform and deploying digital advertising displays to our transit franchise partners in satisfaction of our contractual obligations requires the Company to incur significant costs, which the Company may not be able to recover from its customer sales or transit franchise partners. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.” Any costs currently anticipated may significantly increase if we incur cost overruns due to (i) technical difficulties; (ii) the increased costs of data, digital displays, materials and labor; (iii) suspensions or delays in installation and/or construction caused by us, our subcontractors, our transit franchise partners or due to external events beyond anyone’s control or otherwise; (iv) insurance, bonding and litigation expenses; or (v) other factors beyond our control, which could have an adverse effect on our business, financial condition and results of operations, including cash flow timing and negative publicity. We may utilize third-party financing to fund these costs, which could subject the Company to additional costs, liabilities and risks. See —“Despite our substantial indebtedness level, we and our subsidiaries may be able to incur substantially more indebtedness, including secured indebtedness. This could further exacerbate the risks to our financial condition described above.”

Further, we rely on third parties to manufacture, transport and install digital displays, and if we are not able to engage third parties on reasonable pricing or other terms due to insufficient capacity or plant closures of a particular manufacturer, market-wide supply shortages, labor shortages, logistics disruptions, inflationary price increases or otherwise, or if the third parties that we do engage fail to meet their obligations to us, whether due to external events beyond anyone’s control or otherwise, we may be unable to deploy digital advertising displays to our transit franchise partners in a timely manner or at all, and may fail to satisfy our contractual obligations, which could have an adverse effect on our business, financial condition and results of operations.

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

Restrictions on outdoor advertising of certain products, services or other content are or may be imposed by federal, state and local laws and regulations, as well as contracts with municipalities and transit franchise partners. For example, certain classes and types of tobacco products have been effectively banned from outdoor advertising in all of the jurisdictions in which we currently do business. In addition, state and local governments in some cases limit outdoor advertising of alcohol, which represented 3% of our U.S. Media segment revenues in 2022, 4% in 2021 and 4% in 2020. Further, certain municipalities and transit franchise partners limit issue-based outdoor advertising. Content-based restrictions could cause a reduction in our revenues from leasing advertising space on outdoor advertising displays that display such advertisements and a simultaneous increase in the available space on the existing inventory of displays in the outdoor advertising industry, which could have an adverse effect on our business, financial condition and results of operations.

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

Our Canadian business contributed approximately $91.9 million to total revenues in 2022, approximately $78.3 million to total revenues in 2021 and approximately $59.8 million to total revenues in 2020. Inherent risks in our Canadian business activities could decrease our Canadian sales and have an adverse effect on our business, financial condition and results of operations. These risks include potentially unfavorable Canadian economic conditions, political conditions or national priorities, Canadian government regulation and changes in such regulation, violations of applicable anti-corruption laws or regulations, potential expropriation of assets by the Canadian government, the failure to bridge cultural differences and limited or prohibited access to our Canadian operations and the support they provide. We may also have difficulty repatriating profits or be adversely affected by exchange rate fluctuations in our Canadian business.

If we experience a cybersecurity incident, we may suffer reputational harm and significant legal and financial exposure.

Although we have implemented physical and logical cybersecurity measures, along with crisis management procedures, designed to protect against the loss, misuse and alteration of our websites, digital assets and proprietary business information as well as consumer, business partner and advertiser personally identifiable information, no cybersecurity measures are impenetrable and we remain subject to unauthorized access attempts to our networks and assets. Further, because techniques used to obtain unauthorized access and degrade or disable systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. A cybersecurity incident could occur due to the acts or omissions of third parties (including third parties with which we do business), employee error, malfeasance, fraud, system errors or vulnerabilities, or otherwise. An increase in the number of our employees and third parties with which we do business working remotely may increase the risk of a cybersecurity incident, which has required us to modify our physical and logical cybersecurity measures. If a cybersecurity incident occurs, we could lose competitively sensitive proprietary business information, disclose personally identifiable information, and/or suffer disruptions to our business operations, particularly our digital advertising displays. In addition, the public perception of the effectiveness of our cybersecurity measures, products and/or services could be harmed as well as our overall reputation, which could put us at a competitive disadvantage. Accordingly, if we or third parties with which we do business were to suffer a cybersecurity incident, we could suffer significant legal and financial exposure in connection with our failure to satisfy certain contractual obligations, a loss of business partners and advertisers, regulatory investigations, legal proceedings and/or remedial actions relating to our cybersecurity measures, which could have an adverse effect on our business, financial condition and results of operation. Although we possess cybersecurity insurance, any financial liabilities arising from a cybersecurity incident may not be sufficiently covered by our insurance.

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

A significant portion of our assets are long-lived assets and goodwill. We test our long-lived assets for impairment whenever there is an indication that the carrying amount of the asset may not be recoverable. If business conditions or other factors cause our results of operations and/or cash flows to decline, we may be required to record a non-cash asset impairment charge. We test goodwill for impairment during the fourth quarter of each year and between annual tests if events or circumstances require an interim impairment assessment. A downward revision in the estimated fair value of a reporting unit could result in a non-cash goodwill impairment charge. For example, as a result of an impairment analysis performed during the second quarter of 2018, we determined that the carrying value of our Canadian reporting unit exceeded its fair value and we recorded an impairment charge. Any such impairment charges could have a material adverse effect on our reported net income. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies”

Environmental, health and safety laws and regulations may limit or restrict some of our operations.

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

Expectations relating to environmental, social and governance considerations expose us to potential liabilities, reputational harm and other unforeseen adverse effects on our business.

Many governments, regulators, investors, employees, customers and other stakeholders are increasingly focused on environmental, social and governance considerations relating to businesses, including climate change and greenhouse gas emissions, human capital and diversity, equity and inclusion. We make statements about our environmental, social and governance goals and initiatives through information provided on our website, press statements and other communications. Responding to these environmental, social and governance considerations and implementation of these goals and initiatives involves risks and uncertainties and requires ongoing investments. The success of our goals and initiatives may be impacted by factors that are outside our control. In addition, some stakeholders may disagree with our goals and initiatives and the focus and views of stakeholders may change and evolve over time and vary by the jurisdictions in which we operate. Any failure, or perceived failure, by us to achieve our goals, further our initiatives, adhere to our public statements, comply with federal, state, local or international environmental, social and governance laws and regulations, or meet evolving and varied stakeholder expectations and views could have an adverse effect on our business, financial condition, results of operations and stock price.

Risks Related to Our Indebtedness

We have substantial indebtedness that could adversely affect our financial condition.

As of December 31, 2022, we had total indebtedness of approximately $2.7 billion (consisting of the Term Loan, the Notes and the AR Facility with outstanding aggregate principal balances of $600.0 million, approximately $2.1 billion and $30.0 million, respectively), undrawn commitments under the Revolving Credit Facility of $500.0 million, excluding $6.4 million of letters of credit issued against the Revolving Credit Facility, and $120.0 million borrowing capacity remaining under the AR Facility. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

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

Borrowings under the Senior Credit Facilities and the AR Facility are at variable rates of interest and expose us to interest rate risk. If interest rates increase, as we are experiencing with the current heightened levels of inflation, our debt service obligations on the variable rate indebtedness will increase even though the amount borrowed remains the same, and our net income and cash flows will correspondingly decrease. At our level of indebtedness, as of December 31, 2022, each 1/4% change in interest rates on our variable rate Term Loan and AR Facility would have resulted in a $1.5 million and $0.1 million, respectively, change in annual estimated interest expense. Our aggregate annual estimated interest expense will increase if we make any borrowings under our Revolving Credit Facility. We have, and may in the future, enter into interest rate swaps that involve the exchange of floating for fixed rate interest payments in order to reduce future interest rate volatility. However, we may not elect to maintain such interest rate swaps with respect to any of our variable rate indebtedness, and any swaps we enter into may not fully mitigate our interest rate risk. In addition, the transition away from the use of the London Interbank Offered Rate (“LIBOR”) to the Secured Overnight Financing Rate (“SOFR”) may have unanticipated effects on the agreements governing our indebtedness, our interest rate swaps and the credit markets generally, as well as our interest expense, which we are not able to predict at this time.

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

On April 20, 2020, we issued and sold an aggregate of 400,000 shares of Series A Preferred Stock (as defined and described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Equity—Series A Preferred Stock Issuance”). Holders of the Series A Preferred Stock are entitled to a cumulative dividend accruing at the initial rate of 7.0% per year, payable quarterly in arrears. The Series A Preferred Stock ranks senior to our common stock with respect to dividend rights and rights on the distribution of assets on any voluntary or involuntary liquidation, dissolution or winding up of our affairs. The Series A Preferred Stock is convertible at the option of any holder at any time into shares of our common stock at an initial conversion price of $16.00 per share and an initial conversion rate of 62.50 shares of our common stock per share of Series A Preferred Stock, subject to certain anti-dilution adjustments. On March 1, 2022, 275,000 shares of Series A Preferred Stock were converted into approximately 17.4 million shares of the Company’s common stock. As of December 31, 2022, the maximum number of shares of common stock that could be required to be issued on conversion of the outstanding shares of Series A Preferred Stock was approximately 7.8 million shares. In general, holders of shares of Series A Preferred Stock have the right to vote on matters submitted to a vote of the holders of common stock (voting together as one class) on an as-converted basis. In addition, certain actions require the approval of the holders of the outstanding Series A Preferred Stock. Further, our REIT distribution requirement may be satisfied by making distributions to our common stockholders, our preferred stockholders (including holders of Series A Preferred Stock) or a combination of our stockholders. See “—REIT distribution requirements could adversely affect our ability to execute our business plan.” Circumstances may occur in which the interests of holders of the Series A Preferred Stock could conflict with the interests of our other common stockholders.

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

Complying with REIT requirements may cause us to liquidate investments or forgo otherwise attractive investments or business opportunities.

To remain qualified to be taxed as a REIT for U.S. federal income tax purposes, we must ensure that, at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and “real estate assets” (as defined in the Code), including certain mortgage loans and securities. The remainder of our investments (other than government securities, qualified real estate assets and securities issued by a TRS) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our total assets (other than government securities, qualified real estate assets and securities issued by a TRS) can consist of the securities of any one issuer, and no more than 20% of the value of our total assets can be represented by securities of one or more TRSs. If we fail to comply with these requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. As a result, we may be required to liquidate or forgo otherwise attractive investments or business opportunities. These actions could have the effect of reducing our income and amounts available for distribution to holders of our common stock.

In addition to the assets tests set forth above, to remain qualified to be taxed as a REIT for U.S. federal income tax purposes, we must continually satisfy tests concerning, among other things, the sources of our income, the amounts we distribute to our stockholders and the ownership of our stock. We may be unable to pursue investments or business opportunities (including but not limited to certain product offerings to our customers) that would be otherwise advantageous to us in order to satisfy the source-of-income or asset-diversification requirements for qualifying to be taxed as a REIT. Accordingly, compliance with the REIT requirements may hinder our ability to make certain attractive investments, pursue certain business opportunities and/or otherwise adversely affect the manner in which we operate our business.

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

As part of our REIT structure, we have previously established a “DownREIT” operating partnership, and we may in the future establish an “UPREIT” and/or additional “DownREIT” operating partnerships, whereby we acquire certain assets by issuing units in an operating partnership (or a subsidiary) in exchange for an asset owner contributing such assets to the partnership (or subsidiary). If we enter into such transactions, in order to induce the contributors of such assets to accept units in our operating partnerships, rather than cash, in exchange for their assets, it may be necessary for us to provide them additional incentives. For instance, the operating partnership’s limited partnership or limited liability company agreement may provide that any unitholder of the operating partnership may be entitled to receive cash or equity distributions on its units, as well as exchange units for cash equal to the value of an equivalent number of shares of our common stock or, at our option, for shares of our common stock on a one-for-one basis. We may also enter into additional contractual arrangements with asset contributors under which we would agree to repurchase a contributor’s units for shares of our common stock or cash, at the option of the contributor, at set times.

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

In the U.S. and Canada, we primarily lease our outdoor advertising sites, but, in a few cases, we own or hold permanent easements on our outdoor advertising sites. These lease agreements have terms varying between one month and multiple years, with an average term of 8 years, and usually provide renewal options. Our lease agreements generally allow us to use the land for the construction, repair and relocation of outdoor advertising structures, including all rights necessary to access and maintain the site. Approximately 70% of our outdoor advertising site leases will expire or be subject to renewal in the next 5 years, 20% will expire or be subject to renewal in 6 to 10 years and 10% will expire or be subject to renewal in more than 10 years. There is no significant concentration of outdoor advertising sites under any one lease or with any one landlord. An important part of our business activity is to manage our lease portfolio and negotiate suitable lease renewals and extensions. For further information regarding our outdoor advertising sites and structures, see “Item 1. Business—Our Portfolio of Outdoor Advertising Structures and Sites” and “Item 1. Business—Renovation, Improvement and Development.”

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

Holders

As of February 22, 2023, we had 162 holders of record of our common stock.

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

We anticipate that our distributions generally will be taxable as ordinary income to our stockholders, although we may designate a portion of the distributions as qualified dividend income or capital gain dividends or a portion of the distributions may constitute a return of capital or be taxable as capital gain. We furnish annually to each of our stockholders a statement setting forth distributions paid during the preceding year and their characterization as ordinary income dividends, return of capital, qualified dividends, income or capital gain dividends or non-dividend distributions. 100.0% of the dividends we distributed in 2022 should be considered ordinary income by our stockholders for tax purposes.

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

The performance graph assumes $100 invested on December 31, 2017, in OUTFRONT Media Inc.’s common stock, Lamar Advertising Company’s common stock, Clear Channel Outdoor Holdings, Inc.’s common stock, the S&P 500, the S&P 500 Media Industry Index, and the FTSE NAREIT All Equity REITs Index, including the reinvestment of dividends, through the calendar year ended December 31, 2022.

Performance Graph

$200
$180
$160
$140
$120
$100
$80
$60
$40
$20
12/31/17
12/31/18
12/31/19
12/31/20
12/31/21
12/31/22
OUTFRONT Media Inc.
Lamar Advertising Company
Clear Channel Outdoor Holdings, Inc.
S&P 500
S&P 500 Media Industry Index
FTSE NAREIT All Equity REITs Index

	Dec. 31, 2017	Dec. 31, 2018	Dec. 31, 2019	Dec. 31, 2020	Dec. 31, 2021	Dec. 31, 2022
OUTFRONT Media Inc.	$100.00	$83.90	$131.54	$97.39	$134.61	$88.30
Lamar Advertising Company	100.00	98.07	132.67	128.11	193.84	159.00
Clear Channel Outdoor Holdings, Inc.	100.00	114.78	63.25	36.49	73.20	23.22
S&P 500	100.00	95.62	125.72	148.85	191.58	156.88
S&P 500 Media Industry Index(a)	100.00	92.44	124.77	143.88	144.37	101.07
FTSE NAREIT All Equity REITs Index	100.00	95.96	123.46	117.14	165.51	124.22

(a)As of December 31, 2022, the S&P 500 Media Industry Index consists of the following companies: Charter Communications, Inc.; Comcast Corporation; DISH Network Corporation; Fox Corporation; Interpublic Group of Companies Inc.; News Corporation; Omnicom Group Inc; and Paramount Global.

Unregistered Sales of Equity Securities

None.

Purchases of Equity Securities by the Issuer

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Remaining Authorizations
October 1, 2022 through October 31, 2022	—	$—	—	—
November 1, 2022 through November 30, 2022	—	—	—	—
December 1, 2022 through December 31, 2022	—	—	—	—
Total	—	—	—	—

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with our historical consolidated financial statements and the notes thereto in “Item 8. Financial Statements and Supplementary Data.” This MD&A contains forward-looking statements that involve numerous risks and uncertainties. The forward-looking statements are subject to a number of important factors, including, but not limited to, those factors discussed in “Item 1A. Risk Factors” and the “Cautionary Statement Regarding Forward-Looking Statements” section of this Annual Report on Form 10-K, that could cause our actual results to differ materially from the results described herein or implied by such forward-looking statements. Management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2021, as compared to the year ended December 31, 2020, is included in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission (the “SEC“) on February 24, 2022.

Overview

OUTFRONT Media is a real estate investment trust (“REIT”), which provides advertising space (“displays”) on out-of-home advertising structures and sites in the United States (the “U.S.”) and Canada. We currently manage our operations through two operating segments—U.S. Billboard and Transit, which is included in our U.S. Media reportable segment, and International. International does not meet the criteria to be a reportable segment and accordingly, is included in Other (see Item 8., Note 19. Segment Information to the Consolidated Financial Statements).

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

We believe out-of-home continues to be an attractive form of advertising, as our displays are always viewable and cannot be turned off, skipped, blocked or fast-forwarded. Further, out-of-home advertising can be an effective “stand-alone” medium, as well as an integral part of a campaign to reach audiences using multiple forms of media, including television, radio, print, online, mobile and social media advertising platforms. We provide our customers with a differentiated advertising solution at an attractive price point relative to other forms of advertising. In addition to leasing displays, we provide other value-added services to our customers, such as pre-campaign category research, consumer insights, print production, creative services and post-campaign tracking and analytics.

U.S. Media. Our U.S. Media segment generated 20% of its revenues in the New York City metropolitan area in 2022 and 17% in 2021, and generated 15% in the Los Angeles metropolitan area in each of 2022 and 2021. Our U.S. Media segment generated Revenues of $1,673.9 million in 2022 and $1,382.0 million in 2021, and Operating income before Depreciation, Amortization, Net gain on dispositions, Stock-based compensation and an Impairment charge (“Adjusted OIBDA”) of $501.2 million in 2022 and $382.9 million in 2021. (See the “Segment Results of Operations” section of this MD&A.)

Other (includes International). Other generated Revenues of $98.2 million in 2022 and $81.9 million in 2021, and Adjusted OIBDA of $20.6 million in 2022 and $10.4 million in 2021.

Economic Environment

Our revenues and operating results are sensitive to fluctuations in advertising expenditures, general economic conditions and other external events beyond our control, such as supply chain disruptions, heightened levels of inflation, pandemics like the COVID-19 pandemic, and shifts in market demographics and transportation patterns (including reductions in foot traffic, roadway traffic, commuting, transit ridership and overall target audiences due to remote work, safety concerns or otherwise), as described in this MD&A.

We rely on third parties to manufacture and transport our digital displays. As a result of the current market-wide supply shortages and logistics disruptions, we have experienced delays and price increases with respect to certain of our digital displays, which we expect to continue in 2023, and could have an adverse effect on our business, financial condition and results of operations.

Due to the current heightened levels of inflation and commodity prices in the U.S. and abroad, which has resulted in rising interest rates, we have experienced increases with respect to our posting, maintenance and other expenses, our corporate expenses and our interest expense, which we expect to continue in 2023, and could have an adverse effect on our business, financial condition and results of operations. Our billboard property lease expenses and transit franchise expenses have been less impacted by the current heightened levels of inflation due to the long-term nature of most of our operating leases and transit franchise agreements. However, our transit franchise agreements that contain inflationary price adjustments may cause increases in our transit franchise expenses in the near-term if the current heightened levels of inflation continue. Though the Company cannot reasonably estimate the full impact of the current heightened levels of inflation on our business, financial condition and results of operations at this time, a portion of these increases may be partially offset by increases in advertising rates on our displays and cost efficiencies.

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

We have deployed state-of-the-art digital transit displays in connection with several transit franchises we operate and we expect to continue these deployments over the coming years. In the future, we expect revenues generated on digital transit displays will be a multiple of the revenues generated on comparable static transit displays. We intend to incur significant equipment deployment costs and capital expenditures in the coming years to continue increasing the number of digital displays in our portfolio.

We built or converted 110 new digital billboard displays in the U.S. and 9 in Canada in 2022. Additionally, in 2022, we entered into marketing arrangements to sell advertising on 85 third-party digital billboard displays in the U.S. In 2022, we built, converted or replaced 3,410 digital transit and other displays in the U.S. The following table sets forth information regarding our digital displays.

	Digital Revenues (in millions) for the Year Ended December 31, 2022			Number of Digital Displays as of December 31, 2022(a)
Location	Digital Billboard	Digital Transit and Other	Total Digital Revenues	Digital Billboard Displays	Digital Transit and Other Displays	Total Digital Displays
United States	$368.5	$137.1	$505.6	1,702	15,998	17,700
Canada	32.3	2.0	34.3	268	78	346
Total	$400.8	$139.1	$539.9	1,970	16,076	18,046

(a)Digital display amounts include 4,374 displays reserved for transit agency use. Our number of digital displays is impacted by acquisitions, dispositions, management agreements, the net effect of new and lost billboards, and the net effect of won and lost franchises in the period.

Our revenues and profits may fluctuate due to seasonal advertising patterns and influences on advertising markets. Typically, our revenues and profits are highest in the fourth quarter, during the holiday shopping season, and lowest in the first quarter, as advertisers adjust their spending following the holiday shopping season. As described above, our revenues and profits may also fluctuate due to external events beyond our control.

We have a diversified base of customers across various industries. During 2022, our largest categories of advertisers were entertainment, retail and health/medical, which represented 20%, 11%, and 10% of our total U.S. Media segment revenues, respectively. During 2021, our largest categories of advertisers were entertainment, health/medical and retail, which represented 19%, 10% and 10% of our total U.S. Media segment revenues.

Our large-scale portfolio allows our customers to reach a national audience and also provides the flexibility to tailor campaigns to specific regions or markets. In 2022, we generated approximately 44% of our U.S. Media segment revenues from national advertising campaigns, compared to approximately 42% in 2021.

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

	Year Ended December 31,
(in millions, except percentages)	2022	2021	% Change
Revenues	$1,772.1	$1,463.9	21%
Organic revenues(a)(b)	1,761.1	1,460.5	21
Operating income	287.7	168.3	71
Adjusted OIBDA(b)	472.4	340.3	39
Adjusted OIBDA(b) margin	27%	23%
Net income attributable to OUTFRONT Media Inc.	147.9	35.6	*
Funds from operations (“FFO”)(b) attributable to OUTFRONT Media Inc.	325.2	195.1	67
Adjusted FFO (“AFFO”)(b) attributable to OUTFRONT Media Inc.	311.3	205.1	52

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

	Year Ended December 31,		% Change
(in millions, except percentages)	2022	2021
Revenues:
Billboard	$1,384.7	$1,182.3	17%
Transit and other	387.4	281.6	38
Total revenues	1,772.1	1,463.9	21

Organic revenues(a):
Billboard	$1,373.7	$1,179.4	16
Transit and other	387.4	281.1	38
Total organic revenues(a)	1,761.1	1,460.5	21
Non-organic revenues:
Billboard	11.0	2.9	*
Transit and other	—	0.5	*
Total non-organic revenues	11.0	3.4	*
Total revenues	$1,772.1	$1,463.9	21

*Calculation is not meaningful.
(a)Organic revenues exclude revenues associated with a significant acquisition and the impact of foreign currency exchange rates (“non-organic revenues”).

Total revenues increased $308.2 million, or 21%, and organic revenues increased $300.6 million, or 21%, in 2022 compared to 2021.

In 2022, non-organic revenues reflect the impact of a significant acquisition. In 2021, non-organic revenues reflect the impact of foreign currency exchange rates.

Total billboard revenues increased $202.4 million, or 17%, in 2022 compared to 2021, primarily due to an increase in average revenue per display (yield) as we have experienced increases in overall demand for our services, and the impact of new and lost billboards in the period, including acquisitions.

Organic billboard revenues increased $194.3 million, or 16%, in 2022 compared to 2021, primarily due to an increase in average revenue per display (yield) as we have experienced increases in overall demand for our services and the net effect of new and lost billboards in the period, including insignificant acquisitions.

Total transit and other revenues increased $105.8 million, or 38%, in 2022 compared to 2021, primarily driven by an increase in average revenue per display (yield), as we have experienced increases in overall demand for our services primarily due to an increase in transit ridership, partially offset by the loss of a transit franchise contract.

Organic transit and other revenues in 2022 increased $106.3 million, or 38%, compared to 2021, primarily driven by an increase in average revenue per display (yield) as we have experienced increases in overall demand for our services primarily due to an increase in transit ridership, partially offset by the loss of a transit franchise contract.

Transit ridership remains materially below pre-COVID-19 pandemic levels in our largest transit markets and while we expect ridership and revenue to continue to grow, we do not expect to reach pre-COVID-19 pandemic levels in 2023.

Expenses

	Year Ended December 31,		% Change
(in millions, except percentages)	2022	2021
Expenses:
Operating	$911.4	$784.0	16%
Selling, general and administrative	422.1	368.2	15
Net (gain) loss on dispositions	0.2	(4.5)	*
Impairment charge	—	2.5	*
Depreciation	77.4	79.4	(3)
Amortization	73.3	66.0	11
Total expenses	$1,484.4	$1,295.6	15

*Calculation is not meaningful.

Operating Expenses

Our operating expenses are composed of the following:

Billboard property lease expenses. These expenses reflect the cost of leasing the real property on which our billboards are mounted. These lease agreements have terms varying between one month and multiple years, and usually provide renewal options. Rental expenses are comprised of a fixed rental amount and under certain agreements, also include contingent rent, which varies based on the revenues we generate from the leased site. The fixed portion of property leases are generally paid in advance for periods ranging from one to twelve months and expensed evenly over the contract term. Contingent rent is generally paid in arrears and is expensed as incurred when the related revenues are recognized.

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

	Year Ended December 31,		% Change
(in millions, except percentages)	2022	2021
Operating expenses:
Billboard property lease	$454.7	$404.6	12%
Transit franchise	235.3	183.4	28
Posting, maintenance and other	221.4	196.0	13
Total operating expenses	$911.4	$784.0	16

Billboard property lease expenses represented 33% of billboard revenues in 2022 and 34% in 2021. Billboard property lease expenses as a percentage of billboard revenues in 2022 were slightly lower than pre-COVID-19 pandemic levels. The decrease in billboard property lease expenses as a percentage of revenues in 2022 compared to 2021 is primarily due to an increase in billboard revenues and the fixed nature of certain billboard property lease expenses (see Item 8., Note 5. Leases to the Consolidated Financial Statements).

Transit franchise expenses represented 67% of transit display revenues in 2022 and 73% in 2021. The decrease in transit franchise expense, as a percentage of revenues, is primarily driven by an increase in transit revenue, while the MTA was paid guaranteed minimum annual payments in both 2022 and 2021. We expect transit franchise expenses, as a percentage of revenues, to decline in 2023, but remain above pre-COVID-19 pandemic levels, as a result of our expectation that revenues generated under the MTA agreement will be closer to a guaranteed minimum annual payment break-even level in 2023 than in 2022.

Billboard property lease and transit franchise expenses increased by $102.0 million in 2022 compared to 2021, primarily due to higher billboard and transit revenues, and higher guaranteed minimum annual payments to the MTA.

Posting, maintenance and other expenses, as a percentage of revenues, were 12% in 2022 and 13% in 2021. Posting, maintenance and other expenses increased $25.4 million, or 13%, in 2022 compared to 2021, primarily due to higher posting and rotation costs, higher maintenance and utilities cost, driven by economic recovery from the COVID-19 pandemic and inflation-driven cost increases in 2022, higher compensation-related expenses and increased activity resulting in higher production and materials cost.

Selling, General and Administrative Expenses (“SG&A”)

SG&A expenses represented 24% of Revenues in 2022 and 25% in 2021. SG&A expenses increased $53.9 million, or 15%, in 2022 compared to 2021, primarily due to higher compensation-related expenses, including commissions and salaries, driven by both business performance improvements during the period and the impact of COVID-19 on 2021, a higher provision for doubtful accounts, increased post-COVID-19 pandemic travel resulting in higher travel and entertainment expenses, and higher professional fees, partially offset by the impact of market fluctuations on an unfunded equity-linked retirement plan offered by the Company to certain employees.

Net (Gain) Loss on Dispositions

Net loss on dispositions was $0.2 million in 2022 compared a Net gain on dispositions of $4.5 million in 2021.

Impairment Charge

In 2021, we recorded $2.5 million in impairment charges related to an other-than-temporary decline in fair value of a cost-method investment.

Depreciation

Depreciation decreased $2.0 million, or 3%, in 2022 compared to 2021, primarily due to an increase in fully-depreciated assets, partially offset by new capital expenditures and acquisitions.

Amortization

Amortization increased $7.3 million, or 11%, in 2022 compared to 2021, principally driven by higher amortization of leasehold interest intangibles recorded related to asset acquisitions completed during 2021 and 2022.

Interest Expense

Interest expense, net, was $131.8 million (including $6.5 million of deferred financing costs) in 2022 and $130.4 million (including $7.1 million of deferred financing costs) in 2021. The increase in Interest expense, net, in 2022 compared to 2021, was primarily due to higher interest rates, partially offset by the impact of interest rate swaps in 2021 and a lower average debt balance.

Loss on Extinguishment of Debt

In 2021, we recorded a loss on extinguishment of debt of $6.3 million relating to the redemption of our 5.625% Senior Unsecured Notes due 2024 in the first quarter of 2021.

Benefit (Provision) for Income Taxes

Provision for income taxes was $9.4 million in 2022 compared to a Benefit for income taxes of $3.4 million in 2021, due primarily to the recording of a valuation allowance against our U.S. taxable REIT subsidiary (“TRS”) deferred tax assets and increased profitability in Canada in 2022. The effective income tax rate was 6.0% for 2022 and 10.8% for 2021.

Net Income

Net income before allocation to non-controlling interests increased $112.7 million in 2022 compared to 2021, due primarily to higher operating income, as we have experienced increases in customer advertising expenditures and overall demand for our services, and a loss on extinguishment of debt in 2021.

Reconciliation of Non-GAAP Financial Measures

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

FFO and AFFO

When used herein, references to “FFO” and “AFFO” mean “FFO attributable to OUTFRONT Media Inc.” and “AFFO attributable to OUTFRONT Media Inc.,” respectively. We calculate FFO in accordance with the definition established by the National Association of Real Estate Investment Trusts (“NAREIT”). FFO reflects net income (loss) attributable to OUTFRONT Media Inc. adjusted to exclude gains and losses from the sale of real estate assets, depreciation and amortization of real estate assets, amortization of direct lease acquisition costs and the same adjustments for our equity-based investments and non-controlling interests, as well as the related income tax effect of adjustments, as applicable. We calculate AFFO as FFO adjusted to include cash paid for direct lease acquisition costs as such costs are generally amortized over a period ranging from four weeks to one year and therefore are incurred on a regular basis. AFFO also includes cash paid for maintenance capital expenditures since these are routine uses of cash that are necessary for our operations. In addition, AFFO excludes restructuring charges and losses on extinguishment of debt, as well as certain non-cash items, including non-real estate depreciation and amortization, a gain on disposition of non-real estate assets, an impairment charge on non-real estate assets, stock-based compensation expense, accretion expense, the non-cash effect of straight-line rent, amortization of deferred financing costs and the same adjustments for our non-controlling interests, along with the non-cash portion of income taxes, and the related income tax effect of adjustments, as applicable. We use FFO and AFFO measures for managing our business and for planning and forecasting future periods, and each is an important indicator of our operational strength and business performance, especially compared to other REITs. Our management believes users of our financial data are best served if the information that is made available to them allows them to align their analysis and evaluation of our operating results along the same lines that our management uses in managing, planning and executing our business strategy. Our management also believes that the presentations of FFO and AFFO, as supplemental measures, are useful in evaluating our business because adjusting results to reflect items that have more bearing on the operating performance of REITs highlight trends in our business that may not otherwise be apparent when relying solely on GAAP financial measures. It is management’s opinion that these supplemental measures provide users of our financial data with an important perspective on our operating performance and also make it easier to compare our results to other companies in our industry, as well as to REITs.

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

	Year Ended December 31,
(in millions)	2022	2021
Total revenues	$1,772.1	$1,463.9

Operating income	$287.7	$168.3
Net (gain) loss on dispositions	0.2	(4.5)
Impairment charge	—	2.5
Depreciation	77.4	79.4
Amortization	73.3	66.0
Stock-based compensation	33.8	28.6
Adjusted OIBDA	$472.4	$340.3
Adjusted OIBDA margin	27%	23%

Net income attributable to OUTFRONT Media Inc.	$147.9	$35.6
Depreciation of billboard advertising structures	56.1	56.0
Amortization of real estate-related intangible assets	62.8	50.9
Amortization of direct lease acquisition costs(a)	58.5	54.3
Net (gain) loss on disposition of real estate assets	0.2	(1.5)
Adjustment related to equity-based investments	—	0.1
Adjustment related to non-controlling interests	(0.3)	(0.3)
FFO attributable to OUTFRONT Media Inc.	325.2	195.1
Non-cash portion of income taxes	6.1	(5.9)
Cash paid for direct lease acquisition costs(a)	(57.3)	(48.8)
Maintenance capital expenditures	(25.5)	(25.3)
Other depreciation	21.3	23.4
Other amortization	10.5	15.1
Gain on disposition of non-real estate assets(b)	—	(3.0)
Impairment charge on non-real estate assets(c)	—	2.5
Stock-based compensation	33.8	28.6
Non-cash effect of straight-line rent	(12.1)	6.5
Accretion expense	2.8	2.7
Amortization of deferred financing costs	6.5	7.1
Loss on extinguishment of debt	—	6.3
Income tax effect of adjustments(d)	—	0.8
AFFO attributable to OUTFRONT Media Inc.	$311.3	$205.1

(a)Variable commissions directly associated with billboard revenues.
(b)Gain related to the sale of our equity interests in certain of our subsidiaries (the “Sports Disposition”), which held all of the assets of our Sports Marketing operating segment. (See Item 8., Note 13. Acquisitions and Dispositions: Dispositions to the Consolidated Financial Statements.)
(c)Impairment charge relates to an other-than-temporary decline in fair value of a cost-method investment.
(d)Income tax effect related to a Gain on disposition of non-real estate assets.

FFO attributable to OUTFRONT Media Inc. in 2022 of $325.2 million increased $130.1 million, or 67%, compared to 2021, due primarily to higher operating income, a provision for income taxes in 2022 compared to a benefit for income taxes in 2021, a loss on extinguishment of debt in 2021 and higher amortization of both real estate-related intangible assets and direct lease acquisition costs. AFFO attributable to OUTFRONT Media Inc. in 2022 of $311.3 million increased $106.2 million, or 52%, compared to 2021, due primarily to higher operating income, partially offset by the impact of straight-line rent.

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

The following table presents our Revenues, Adjusted OIBDA and Operating income by segment in 2022 and 2021.

	Year Ended December 31,
(in millions)	2022	2021
Revenues:
U.S. Media	$1,673.9	$1,382.0
Other	98.2	81.9
Total revenues	$1,772.1	$1,463.9

Operating income	$287.7	$168.3
Net (gain) loss on dispositions	0.2	(4.5)
Impairment charge	—	2.5
Depreciation	77.4	79.4
Amortization	73.3	66.0
Stock-based compensation(a)	33.8	28.6
Total Adjusted OIBDA	$472.4	$340.3

Adjusted OIBDA:
U.S. Media	$501.2	$382.9
Other	20.6	10.4
Corporate	(49.4)	(53.0)
Total Adjusted OIBDA	$472.4	$340.3

Operating income (loss):
U.S. Media	$363.0	$248.5
Other	7.9	1.4
Corporate	(83.2)	(81.6)
Total operating income	$287.7	$168.3

(a)Stock-based compensation is classified as Corporate expense.

U.S. Media

	Year Ended December 31,		% Change
(in millions, except percentages)	2022	2021
Revenues:
Billboard	$1,308.8	$1,116.1	17%
Transit and other	365.1	265.9	37
Total revenues	$1,673.9	$1,382.0	21

Organic revenues(a):
Billboard	$1,297.8	$1,116.1	16
Transit and other	365.1	265.9	37
Total organic revenues(a)	1,662.9	1,382.0	20
Non-organic revenues:
Billboard	11.0	—	*
Transit and other	—	—	*
Total non-organic revenues	11.0	—	*
Total revenues	1,673.9	1,382.0	21
Operating expenses	(856.4)	(733.2)	17
SG&A expenses	(316.3)	(265.9)	19
Adjusted OIBDA	$501.2	$382.9	31
Adjusted OIBDA margin	30%	28%

Operating income	$363.0	$248.5	46
Net (gain) loss on dispositions	0.2	(1.5)	*
Impairment charge	—	2.5	*
Depreciation and amortization	138.0	133.4	3
Adjusted OIBDA	$501.2	$382.9	31

*    Calculation is not meaningful.
(a)Organic revenues exclude revenues associated with a significant acquisition (“non-organic revenues”).

Total U.S. Media segment revenues increased $291.9 million, or 21%, in 2022 compared to 2021, due primarily to stronger transit revenues and higher billboard revenues. While transit revenues have increased, transit revenues remain below pre-COVID-19 pandemic levels, as overall ridership remains materially below pre-COVID-19 pandemic levels. We generated approximately 44% in 2022 and 42% in 2021 of our U.S. Media segment revenues from national advertising campaigns.

In 2022, non-organic revenues reflect the impact of a significant acquisition.

Billboard revenues in the U.S. Media segment increased $192.7 million, or 17%, in 2022 compared to 2021, reflecting an increase in average revenue per display (yield) as we have experienced increases in overall demand for our services and the impact of new and lost billboards in the period, including acquisitions.

Organic billboard revenues in the U.S. Media segment increased $181.7 million, or 16%, in 2022 compared to 2021, primarily due to an increase in average revenue per display (yield) as we have experienced increases in overall demand for our services and the net effect of new and lost billboards in the period, including insignificant acquisitions.

Transit and other revenues in the U.S. Media segment increased $99.2 million, or 37%, in 2022 compared to 2021, driven by an increase in average revenue per display (yield) as we have experienced increases in overall demand for our services primarily due to an increase in transit ridership, partially offset by the loss of a transit franchise contract.

Organic transit and other revenues in the U.S. Media segment increased $99.2 million, or 37%, in 2022, compared to 2021, primarily driven by an increase in average revenue per display (yield) as we have experienced increases in overall demand for our services primarily due to an increase in transit ridership, partially offset by the loss of a transit franchise contract.

Transit ridership remains materially below pre-COVID-19 pandemic levels in our largest transit markets and while we expect ridership and revenue to continue to grow, we do not expect to reach pre-COVID-19 pandemic levels in 2023.

Billboard property lease expenses in the U.S. Media segment represented 33% of billboard revenues in 2022 and 34% in 2021, and transit franchise expenses represented 68% of transit display revenues in 2022 and 74% in 2021. We expect transit franchise expenses, as a percentage of revenues, to decline in 2023, but remain above pre-COVID-19 pandemic levels, as a result of our expectation that revenues generated under the MTA agreement will be closer to a guaranteed minimum annual payment break-even level in 2023 than in 2022. Operating expenses in the U.S. Media segment increased $123.2 million, or 17%, in 2022 compared to 2021, primarily driven by higher transit franchise expenses and billboard lease costs associated with the increase in revenue, higher guaranteed minimum annual payments to the MTA, higher compensation-related expenses, higher posting and rotation costs, higher maintenance and utilities cost, driven by economic recovery from the COVID-19 pandemic and inflation-driven utility cost increases in 2022, and increased activity resulting in higher production and materials cost.

SG&A expenses in the U.S. Media segment increased $50.4 million, or 19%, in 2022 compared to 2021, primarily driven by higher compensation-related expenses, including commissions and salaries, driven by both business performance improvements during the period and the impact of the COVID-19 pandemic on 2021, a higher provision for doubtful accounts, increased post-COVID-19 pandemic travel resulting in higher travel and entertainment expenses, and higher professional fees, partially offset by the impact of market fluctuations on an equity-linked retirement plan offered by the Company to certain employees.

U.S. Media segment Adjusted OIBDA increased $118.3 million, or 31%, in 2022 compared to 2021. Adjusted OIBDA margin was 30% in 2022 and 28% in 2021. The increase in Adjusted OIBDA margins was due primarily to a higher increase in revenues compared to the increase in operating expenses, due to the fixed nature of certain billboard property lease expenses and the MTA being paid guaranteed minimum annual payments in both 2022 and 2021.

Other

	Year Ended December 31,		% Change
(in millions, except percentages)	2022	2021
Revenues:
Billboard	$75.9	$66.2	15%
Transit and other	22.3	15.7	42
Total revenues	$98.2	$81.9	20

Organic revenues(a):
Billboard	$75.9	$63.3	20
Transit and other	22.3	15.2	47
Total organic revenues(a)	98.2	78.5	25
Non-organic revenues:
Billboard	—	2.9	*
Transit and other	—	0.5	*
Total non-organic revenues	—	3.4	*
Total revenues	98.2	81.9	20
Operating expenses	(55.0)	(50.8)	8
SG&A expenses	(22.6)	(20.7)	9
Adjusted OIBDA	$20.6	$10.4	98
Adjusted OIBDA margin	21%	13%

Operating income	$7.9	$1.4	*
Net gain on dispositions	—	(3.0)	*
Depreciation and amortization	12.7	12.0	6
Adjusted OIBDA	$20.6	$10.4	98

*    Calculation is not meaningful.
(a)Organic revenues exclude the impact of foreign currency exchange rates (“non-organic revenues”).

Total Other revenues increased $16.3 million, or 20%, in 2022 compared to 2021, reflecting an increase in average revenue per display (yield) as we have experienced increases in overall demand for our services.

In 2021, non-organic revenues reflect the impact of foreign currency exchange rates.

Organic Other revenues increased $19.7 million, or 25%, in 2022, compared to 2021, driven by an increase in average revenue per display (yield) as we have experienced increases in overall demand for our services.

Other operating expenses increased $4.2 million, or 8%, in 2022 compared to 2021, driven by higher expenses in Canada. Other SG&A expenses increased $1.9 million, or 9%, in 2022 compared to 2021, primarily driven by higher expenses in Canada.

Other Adjusted OIBDA increased $10.2 million, or 98%, in 2022 compared to 2021, primarily driven by an increase in average revenue per display (yield).

Corporate

Corporate expenses primarily include expenses associated with employees who provide centralized services. Corporate expenses, excluding stock-based compensation, were $49.4 million in 2022 and $53.0 million in 2021. Corporate expenses decreased $3.6 million in 2022 compared to 2021, primarily due to the impact of market fluctuations on an unfunded equity-linked retirement plan offered by the Company to certain employees, partially offset by higher compensation-related expenses, including salaries, and higher professional fees.

Liquidity and Capital Resources

	As of December 31,		%
(in millions, except percentages)	2022	2021	Change
Assets:
Cash and cash equivalents	$40.4	$424.8	(90)%
Receivables, less allowances of $20.2 in 2022 and $18.5 in 2021	315.5	310.5	2
Prepaid lease and franchise costs	9.1	12.5	(27)
Other prepaid expenses	19.8	17.8	11
Other current assets	5.6	11.7	(52)
Total current assets	390.4	777.3	(50)
Liabilities:
Accounts payable	65.4	64.9	1
Accrued compensation	68.0	74.5	(9)
Accrued interest	31.1	30.7	1
Accrued lease and franchise costs	64.9	60.1	8
Other accrued expenses	47.6	40.3	18
Deferred revenues	35.3	30.9	14
Short-term debt	30.0	—	*
Short-term operating lease liabilities	188.1	187.5	—
Other current liabilities	21.2	18.8	13
Total current liabilities	551.6	507.7	9
Working capital	$(161.2)	$269.6	*
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

Although we have taken several actions to date to preserve our financial flexibility and increase our liquidity, our short-term and long-term cash needs and related funding capability may be adversely affected by the current heightened levels of inflation and related economic environment if cash on hand and operating cash flows decrease in 2023, and our ability to issue debt and equity securities and/or borrow under our existing or new credit facilities on reasonable pricing terms, or at all, may become uncertain. (See the “Overview” section of this MD&A.)

Working capital was a deficit of $161.2 million as of December 31, 2022, compared to working capital of $269.6 million as of December 31, 2021, primarily driven by lower cash due to acquisitions (see Item 8., Note 13. Acquisitions and Dispositions: Acquisitions to the Consolidated Financial Statements).

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

•Recoupment of Equipment Deployment Costs. We may retain incremental revenues that exceed an annual base revenue amount for the cost of deploying advertising and communications displays throughout the transit system. As presented in the table below, recoupable MTA equipment deployment costs are recorded as Prepaid MTA equipment deployment costs and Intangible assets on our Consolidated Statement of Financial Position, and as these costs are recouped from incremental revenues that the MTA would otherwise be entitled to receive, Prepaid MTA equipment deployment costs will be reduced. If incremental revenues generated over the term of the agreement are not sufficient to cover all or a portion of the equipment deployment costs, the costs will not be recouped, which could have an adverse effect on our business, financial condition and results of operations. If we do not recoup all costs of deploying advertising and communications screens with respect to the New Inventory by the end of the term of the MTA Agreement, the MTA will be obligated to reimburse us for these costs. Deployment costs in an amount not to exceed $50.7 million, which are deemed authorized before December 31, 2020, will be paid directly by the MTA. For any deployment costs deemed authorized after December 31, 2020, the MTA and the Company will no longer be obligated to directly pay 70% and 30% of the costs, respectively, and these costs will be subject to recoupment in accordance with the MTA Agreement. We did not recoup any equipment deployment costs in 2022 and we do not expect to recoup any equipment deployment costs in 2023. For 2023, we expect our MTA equipment deployment costs to be approximately $100.0 million and between 2023 and 2024, an aggregate of approximately $140.0 million.

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

We may utilize cash on hand and/or incremental third-party financing to fund equipment deployment costs over the next couple of years. However, given the current heightened levels of inflation and related economic environment, we cannot reasonably estimate the aggregate financing amount, if any, at this time. As of December 31, 2022, we have issued surety bonds in favor of the MTA totaling approximately $136.0 million, which amount is subject to change as equipment installations are completed and revenues are generated. We expect transit franchise expenses, as a percentage of revenues, to decline in 2023 but remain above pre-COVID-19 pandemic levels. As indicated in the table below, we incurred $88.9 million related to MTA equipment deployment costs in 2022 (which includes equipment deployment costs related to future deployments), for a total of $535.9 million to date, of which $33.9 million had been recouped from incremental revenues to date and as of December 31, 2022, $49.1 million has been funded by the MTA. As of December 31, 2022, 14,153 digital displays had been installed, composed of 4,835 digital advertising screens on subway and train platforms and entrances, 5,022 smaller-format digital advertising screens on rolling stock and 4,296 MTA communications displays. In the fourth quarter of 2022, 496 installations occurred, for a total of 3,061 installations occurring in 2022.

(in millions)	Beginning Balance	Deployment Costs Incurred	Recoupment/MTA Funding	Amortization	Ending Balance
Year Ended December 31, 2022:
Prepaid MTA equipment deployment costs	$279.8	$83.4	$—	$—	$363.2
Other current assets	5.2	0.1	(3.7)	—	1.6
Intangible assets (franchise agreements)	63.0	5.4	—	(6.4)	62.0
Total	$348.0	$88.9	$(3.7)	$(6.4)	$426.8

Year Ended December 31, 2021:
Prepaid MTA equipment deployment costs	$204.6	$75.2	$—	$—	$279.8
Other current assets	28.0	6.2	(29.0)	—	5.2
Intangible assets (franchise agreements)	58.4	14.5	—	(9.9)	63.0
Total	$291.0	$95.9	$(29.0)	$(9.9)	$348.0

On February 22, 2023, we announced that our board of directors approved a quarterly cash dividend of $0.30 per share on our common stock, payable on March 31, 2023, to stockholders of record at the close of business on March 3, 2023.

Debt

Debt, net, consists of the following:

	As of December 31,
(in millions, except percentages)	2022	2021
Short-term debt:
AR Facility	$30.0	$—
Total short-term debt	30.0	—

Long-term debt:
Term loan, due 2026	598.6	598.2

Senior unsecured notes:
6.250% senior unsecured notes, due 2025	400.0	400.0
5.000% senior unsecured notes, due 2027	650.0	650.0
4.250% senior unsecured notes, due 2029	500.0	500.0
4.625% senior unsecured notes, due 2030	500.0	500.0
Total senior unsecured notes	2,050.0	2,050.0

Debt issuance costs	(22.6)	(27.6)
Total long-term debt, net	2,626.0	2,620.6

Total debt, net	$2,656.0	$2,620.6

Weighted average cost of debt	5.2%	4.3%

	Payments Due by Period
(in millions)	Total	2023	2024-2025	2026-2027	2028 and thereafter
Long-term debt	$2,650.0	$—	$400.0	$1,250.0	$1,000.0
Interest	770.4	162.9	280.3	237.5	$89.7
Total	$3,420.4	$162.9	$680.3	$1,487.5	$1,089.7

Term Loan

The interest rate on the term loan due in 2026 (the “Term Loan”) was 6.1% per annum as of December 31, 2022. As of December 31, 2022, a discount of $1.4 million on the Term Loan remains unamortized. The discount is being amortized through Interest expense, net, on the Consolidated Statement of Operations.

Revolving Credit Facility

We also have a $500.0 million revolving credit facility, which matures in 2024 (the “Revolving Credit Facility,” together with the Term Loan, the “Senior Credit Facilities”).

As of December 31, 2022, there were no outstanding borrowings under the Revolving Credit Facility.

The commitment fee based on the amount of unused commitments under the Revolving Credit Facility was $1.6 million in 2022, $1.8 million in 2021 and $1.4 million in 2020. As of December 31, 2022, we had issued letters of credit totaling approximately $6.4 million against the letter of credit facility sublimit under the Revolving Credit Facility.

Standalone Letter of Credit Facilities

As of December 31, 2022, we had issued letters of credit totaling approximately $75.8 million under our aggregate $81.0 million standalone letter of credit facilities. The total fees under the letter of credit facilities in 2022, 2021 and 2020 were immaterial.

Accounts Receivable Securitization Facilities

As of December 31, 2022, we have a $150.0 million revolving accounts receivable securitization facility (the “AR Facility”), which terminates in May 2025, unless further extended.

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

As of December 31, 2022, there were $30.0 million of outstanding borrowings under the AR Facility, at a borrowing rate of 5.4%. As of December 31, 2022, borrowing capacity remaining under the AR Facility was $120.0 million based on approximately $332.2 million of accounts receivable that could be used as collateral for the AR Facility in accordance with the agreements governing the AR Facility. The commitment fee based on the amount of unused commitments under the AR Facility was $0.3 million in 2022, and immaterial in each of 2021 and 2020.

Debt Covenants

Our credit agreement, dated as of January 31, 2014 (as amended, supplemented or otherwise modified, the “Credit Agreement”), governing the Senior Credit Facilities, the agreements governing the AR Facility, and the indentures governing our senior unsecured notes contain customary affirmative and negative covenants, subject to certain exceptions, including but not limited to those that restrict the Company’s and its subsidiaries’ abilities to (i) pay dividends on, repurchase or make distributions in respect to the Company’s or its wholly-owned subsidiary, Outfront Media Capital LLC’s capital stock or make other restricted payments other than dividends or distributions necessary for us to maintain our REIT status, subject to certain conditions and exceptions, (ii) enter into agreements restricting certain subsidiaries’ ability to pay dividends or make other intercompany or third-party transfers, and (iii) incur additional indebtedness. One of the exceptions to the restriction on our ability to incur additional indebtedness is satisfaction of a Consolidated Total Leverage Ratio, which is the ratio of our consolidated total debt to our Consolidated EBITDA (as defined in the Credit Agreement) for the trailing four consecutive quarters, of no greater than 6.0 to 1.0. As of December 31, 2022, our Consolidated Total Leverage Ratio was 5.0 to 1.0 in accordance with the Credit Agreement.

The terms of the Credit Agreement (and under certain circumstances, the agreements governing the AR Facility) require that we maintain a Consolidated Net Secured Leverage Ratio, which is the ratio of (i) our consolidated secured debt (less up to $150.0 million of unrestricted cash) to (ii) our Consolidated EBITDA (as defined in the Credit Agreement) for the trailing four consecutive quarters, of no greater than 4.5 to 1.0. As of December 31, 2022, our Consolidated Net Secured Leverage Ratio was 1.1 to 1.0 in accordance with the Credit Agreement. As of December 31, 2022, we are in compliance with our debt covenants.

Deferred Financing Costs

As of December 31, 2022, we had deferred $24.6 million in fees and expenses associated with the Term Loan, Revolving Credit Facility, AR Facility and our senior unsecured notes. We are amortizing the deferred fees through Interest expense, net, on our Consolidated Statement of Operations over the respective terms of the Term Loan, Revolving Credit Facility, AR Facility and our senior unsecured notes.

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

Equity

At-the-Market Equity Offering Program

We have a sales agreement in connection with an “at-the-market” equity offering program (the “ATM Program”), under which we may, from time to time, issue and sell shares of our common stock up to an aggregate offering price of $300.0 million. We have no obligation to sell any of our common stock under the sales agreement and may at any time suspend solicitations and offers under the sales agreement. In 2022, no shares of our common stock were sold under the ATM Program. As of December 31, 2022, we had approximately $232.5 million of capacity remaining under the ATM Program.

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

Cash Flows

The following table sets forth our cash flows in 2022 and 2021.

	Year Ended December 31,		%
(in millions, except percentages)	2022	2021	Change
Cash provided by operating activities	$254.1	$98.8	157%
Cash used for investing activities	(449.5)	(224.0)	101
Cash used for financing activities	(188.0)	(162.2)	16
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1.0)	0.2	*
Net decrease to cash, cash equivalents and restricted cash	$(384.4)	$(287.2)	34

*Calculation is not meaningful.

Cash provided by operating activities increased $155.3 million, or 157%, in 2022 compared to 2021, due primarily to higher net income in 2022 compared to 2021 due to increases in overall demand for our services and improved cash collections, partially offset by the timing of payments and an increase in prepaid MTA equipment deployment costs. In 2022, we paid net cash of $79.8 million related to MTA equipment deployment costs and installed 3,061 digital displays. In 2021, we paid $52.4 million related to MTA equipment deployment costs and installed 3,712 digital displays.

Cash used for investing activities increased $225.5 million, or 101%, in 2022 compared to 2021, due primarily to higher cash paid for acquisitions, primarily related to an acquisition in the second quarter of 2022 (see Item 8., Note 13. Acquisitions and Dispositions: Acquisitions to the Consolidated Financial Statements) and higher cash paid for capital expenses, partially offset by lower cash paid for MTA franchise rights.

The following table presents our capital expenditures in 2022 and 2021.

	Year Ended December 31,		%
(in millions, except percentages)	2022	2021	Change
Growth	$64.3	$48.5	33%
Maintenance	25.5	25.3	1
Total capital expenditures	$89.8	$73.8	22

Capital expenditures increased $16.0 million, or 22%, in 2022 compared to 2021, primarily due to growth in digital displays, increased maintenance spending for billboard display and safety upgrades, and office remodel projects, partially offset by lower spending on software and technology, and vehicles.

For the full year of 2023, we expect our capital expenditures to be approximately $90.0 million, which will be used primarily for growth in digital displays, software and technology, the renovation of certain office facilities, safety-related projects and maintenance. This estimate does not include equipment deployment costs that will be incurred in connection with the MTA agreement (as described above), which will be recorded as Prepaid MTA equipment deployment costs and Intangible assets on our Consolidated Statement of Financial Position, as applicable.

Cash used by financing activities increased $25.8 million, or 16%, in 2022 compared to 2021. In 2022, we drew $30.0 million of borrowings on the AR Facility and paid total cash dividends of $205.8 million on our common stock, the Series A Preferred Stock and vested restricted share units granted to employees. In 2021, we made a repayment of $80.0 million under a 364-day structured repurchase facility, which was not extended, and paid total cash dividends of $57.5 million on the Series A Preferred Stock, our common stock and vested restricted share units granted to employees.

Cash paid for income taxes was $3.3 million in 2022 and $1.7 million in 2021. The increase was due primarily to improved results in Canada.

Contractual Obligations

We have agreements with municipalities and transit operators which entitle us to operate advertising displays within their transit systems, including on the interior and exterior of rail and subway cars and buses, as well as on benches, transit shelters, street kiosks, and transit platforms. Under most of these franchise agreements, the franchisor is entitled to receive the greater of a percentage of the relevant revenues, net of agency fees, or a specified guaranteed minimum annual payment. Guaranteed minimum annual payments are generally paid monthly. (See Item 8., Note 18. Commitments and Contingencies to the Consolidated Financial Statements.)

Total future minimum payments for rental payments under operating leases for billboard sites, office space and equipment of $2,215.1 million include $2,104.3 million for our billboard sites. (See Item 8., Note 5. Leases to the Consolidated Financial Statements.)

As of December 31, 2022, we had long-term debt of approximately $2.7 billion. Interest on the Term Loan is variable. For illustrative purposes, we are assuming an interest rate of 6.1% for all years, which reflects the interest rate as of December 31, 2022. An increase or decrease of 1/4% in the interest rate will change the annual interest expense by $1.5 million. (See Item 8., Note 8. Debt to the Consolidated Financial Statements.)

In 2023, we do not expect to contribute to our defined benefit pension plans. Contributions to our defined benefit pension plans were $0.2 million in 2021. (See Item 8., Note 15. Retirement Benefits to the Consolidated Financial Statements.)

Off-Balance Sheet Arrangements

Our off-balance sheet commitments primarily consist of guaranteed minimum annual payments. (See Item 8., Note 18. Commitments and Contingencies to the Consolidated Financial Statements for information about our off-balance sheet commitments.)

Critical Accounting Policies

The preparation of our financial statements in conformity with GAAP requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. On an ongoing basis, we evaluate these estimates, which are based on historical experience and on various assumptions that we believe are reasonable under the circumstances, including the impact of extraordinary events. The result of these evaluations forms the basis for making judgments about the carrying values of assets and liabilities and the reported amount of revenues and expenses that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions.

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

Additionally, management assesses quantitative factors by comparing revenue projections of the deployed digital displays to actual financial results. In 2022, we updated our projections and did not identify a triggering event for an impairment review of our Prepaid MTA equipment deployment costs. The assumptions and estimates included in our analysis require significant judgment about future events, market conditions and financial performance. Actual results may differ from our assumptions. We currently expect to recoup all equipment deployment costs spent to date and projected to be spent by the end of the base term of our agreement with the MTA. If projected incremental revenues generated over the term of the MTA agreement are not achieved to cover all or a portion of the equipment deployment costs, the costs will not be recouped, which could result in impairment charges and/or future deployment costs being expensed as incurred.

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

In the fourth quarter of 2022, we performed a qualitative assessment on our U.S. Billboard and Canadian reporting units as the estimated fair value of those reporting units substantially exceeded carrying value and there were no factors indicating that it was more likely than not that those reporting units were impaired. We performed a quantitative assessment on our U.S. Transit and Other reporting unit, for which the fair value exceeded carrying value by approximately 28%. As of December 31, 2022, goodwill associated with our U.S. Transit and Other reporting unit was $47.6 million.

In our discounted cash flow model assumptions and estimates, revenue in our U.S. Transit and Other reporting unit after growing by 37% in 2022 is projected to grow at a compound annual growth rate in the high teens through 2026 before leveling off to a normalized growth rate in the mid-single digits over the remaining forecast period, driven by continued recovery of the transit market as ridership climbs toward pre-COVID-19 levels and expected revenue generation from our significant digital deployment in the MTA and other transit systems. We are also assuming that we will be able to renew significant transit franchise agreements. Regarding the MTA agreement, we are assuming that the five-year extension to the base term will be exercised by us. However, we are not assuming any extension or renewal beyond that time. We utilized a discount rate of 11%.

We performed a sensitivity analysis to determine how our assumptions impact the goodwill impairment assessment. Our plan to grow revenues is highly dependent on the recovery of transit ridership to pre-COVID-19 levels and the success of our digital deployment strategy. Failure of transit ridership to recover and/or our inability to fully execute on our digital deployment strategy could result in impairment charges. In addition, the loss of significant transit franchise agreements or our inability to qualify for the five-year extension to the MTA agreement could result in impairment charges. Holding all other assumptions constant, a change in the discount rate of 1% would result in a change in value of $50.6 million.

While our current projections supported no impairment of goodwill in our U.S. Transit and Other reporting unit in the fourth quarter of 2022, given the sensitivities around the assumptions used in the calculation of the U.S. Transit and Other reporting unit’s projected cash flows, it is possible that impairment charges could be incurred in the future.

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

We test for long-lived asset impairment whenever there is an indication that the carrying amount of the asset group may not be recoverable. Recoverability of these assets is determined by comparing the forecasted undiscounted cash flows generated by those assets to the respective asset’s carrying value, excluding any impacts from foreign currency translation adjustments reflected in Accumulated other comprehensive loss on the Consolidated Statement Financial Position in conformity with GAAP. The amount of impairment loss, if any, will be measured by the difference between the net carrying value and the estimated fair value of the asset and recognized as a non-cash charge. Long-lived assets held for sale are required to be measured at the lower of their carrying value (including unrecognized foreign currency translation adjustment losses) or fair value less cost to sell.

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

We do not currently use derivatives or other financial instruments to mitigate our exposure to commodity price risk. However, we do enter into contracts with commodity providers to limit our exposure to commodity price fluctuations. For the year ended December 31, 2022, such contracts accounted for 6.2% of our total utility costs. As of December 31, 2022, we had active electricity purchase agreements with fixed contract rates for locations in Illinois and Texas, which expire at various dates through May 2025.

Foreign Exchange Risk

Foreign currency translation risk is the risk that exchange rate gains or losses arise from translating our Canadian business’ statements of earnings and statements of financial position from functional currency to our reporting currency (the U.S. Dollar) for consolidation purposes. Any gain or loss on translation is included within comprehensive income and Accumulated other comprehensive income on our Consolidated Statement of Financial Position. The functional currency of our international subsidiaries is their respective local currency. As of December 31, 2022, we have $9.2 million of unrecognized foreign currency translation losses included within Accumulated other comprehensive loss on our Consolidated Statement of Financial Position.

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

As of December 31, 2022, we had a $600.0 million variable-rate Term Loan due 2026 outstanding, which has an interest rate of 6.1% per year. An increase or decrease of 1/4% in our interest rate on the Term Loan will change our annualized interest expense by approximately $1.5 million.

As of December 31, 2022, there were $30.0 million of outstanding borrowings under the AR Facility, at a borrowing rate of 5.4%. An increase or decrease of 1/4% in our interest rate on the AR Facility will change our annualized interest expense by approximately $0.1 million.

We are not currently using derivatives or other financial instruments to mitigate interest rate risk, although we may do so in the future.

Credit Risk

In the opinion of our management, credit risk is limited due to the large number of customers and advertising agencies utilized. We perform credit evaluations on our customers and agencies and believe that the allowances for credit losses are adequate. We experienced an increase in credit losses during the COVID-19 pandemic and accordingly, we recorded additional provisions for doubtful accounts in prior years. Provisions for doubtful accounts have increased in 2022 compared to prior years, driven by increased business activity and therefore, we expect provisions for doubtful accounts to continue to increase in 2023. We do not currently use derivatives or other financial instruments to mitigate credit risk.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of OUTFRONT Media Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated statements of financial position of OUTFRONT Media Inc. and its subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of operations, of comprehensive income (loss), of equity and of cash flows for each of the three years in the period ended December 31, 2022, including the related notes and financial statement schedules listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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

Accounting for the MTA Agreement

As described in Notes 2 and 18 to the consolidated financial statements, the Company has an agreement with the New York Metropolitan Transportation Authority (“MTA”). Under the MTA agreement, as amended in June 2020 and July 2021, the Company is obligated to incur the costs and deploy, over a number of years, certain digital advertising screens and MTA communications displays, with such deployment amounts being subject to modification as agreed-upon by the Company and the MTA. Title of the various digital displays transfers to the MTA on installation. As disclosed by management, the Company is entitled to generate revenue through the sale of advertising on transit advertising displays and incurs transit franchise fees payable to the MTA, which are calculated based on a percentage of the advertising revenues generated under the contract, subject to a minimum guarantee. The Company’s payment obligations with respect to guaranteed minimum annual payment amounts owed to the MTA resumed on January 1, 2021, in accordance with the terms of the MTA agreement, and any guaranteed minimum annual payment amounts that would have been paid for the period from April 1, 2020 through December 31, 2020 (less any revenue share amounts actually paid during this period using an increased revenue share percentage of 65%) will instead be added in equal increments to the guaranteed minimum annual payment amounts owed for the period from January 1, 2022, through December 31, 2026. As amended in July 2021, (i) the initial 10-year term of the MTA agreement was extended to a 13-year initial term. The Company has the option to extend this initial 13-year term for an additional five-year period at the end of the 13-year initial term, subject to satisfying certain quantitative and qualitative conditions; and (ii) for any deployment costs deemed authorized after December 31, 2020, the MTA and the Company will no longer be obligated to directly pay 70% and 30% of the costs, respectively, and these costs will be subject to recoupment in accordance with the MTA agreement. The Company did not recoup any equipment deployment costs in 2022. The portion of deployment costs expected to be reimbursed from transit franchise fees that would otherwise be payable to the MTA are recorded as prepaid MTA equipment deployment costs, which were $363.2 million as of December 31, 2022. The portion of deployment costs expected to be reimbursed from advertising revenues that would otherwise be retained by the Company are recorded as intangible assets, which were $62.0 million as of December 31, 2022. Management assesses the recoverability of the MTA contract on an as-needed basis and applies significant judgment in assessing factors to determine if there is an indication that the revenues expected to be generated over the term of the agreement will not be sufficient to cover all or a portion of the equipment deployment costs, including evaluating macroeconomic conditions, industry trends, and events specific to the Company, including monitoring the Company’s actual installation of digital displays against the deployment schedule. Additionally, management’s assessment includes a comparison of revenue projections of the deployed digital displays to actual financial results.

The principal consideration for our determination that performing procedures relating to accounting for the MTA agreement is a critical audit matter is a high degree of auditor effort in performing procedures related to the ongoing accounting for performance under the agreement.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s ongoing accounting for performance under the MTA agreement. These procedures also included, among others (i) determining whether there have been amendments in the current year and evaluating the impact of any such amendments, (ii) evaluating the actual revenue generated from the deployed digital displays in comparison to management’s revenue projections from the prior year, (iii) evaluating the Company’s installation of digital displays against the deployment schedule, and (iv) evaluating whether there were any adverse or negative factors that would impact the revenue projections related to the impact of macroeconomic conditions, industry trends, and events specific to the Company.

Goodwill Impairment Assessment - U.S. Transit and Other Reporting Unit

As described in Notes 2 and 4 to the consolidated financial statements, the Company’s goodwill balance was $2,076.4 million as of December 31, 2022, and the goodwill balance associated with the U.S. Transit and Other reporting unit was $47.6 million. Management tests goodwill qualitatively and/or quantitatively at the reporting-unit level annually for impairment as of October 31 of each year and between annual tests if events occur or circumstances change that would more likely than not reduce the fair value below its carrying amount. Management computes the estimated fair value of each reporting unit for which they perform a quantitative assessment using the income approach. Under the income approach, the fair value is determined using a discounted cash flow model by adding the present value of the estimated annual cash flows over a discrete projection period to the terminal value, which represents the value of the projected cash flows beyond the discrete projection period. This requires management to use significant estimates and assumptions such as projected revenue growth rates, terminal growth rates, billboard lease and transit franchise expenses, other operating and selling, general, and administrative expenses, capital expenditures, contract renewals and extensions and discount rates. The projected revenue growth rates, billboard lease and transit franchise expenses, other operating and selling, general, and administrative expenses, capital expenditures, and contract renewals and extensions for the projection period are based on internal forecasts of future performance as well as historical trends. The terminal value is estimated based on a perpetual nominal growth rate, which is based on projected long-range inflation and long-term industry projections. The discount rates represent the weighted average cost of capital derived using known and estimated market metrics.

The principal considerations for our determination that performing procedures relating to the goodwill impairment assessment of the U.S. Transit and Other reporting unit is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of the U.S. Transit and Other reporting unit; (ii) a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating management’s significant assumptions related to the projected revenue growth rates, other operating and selling, general, and administrative expenses and the contract renewals and extensions and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill impairment assessment, including controls over the valuation of the U.S. Transit and Other reporting unit. These procedures also included, among others (i) testing management’s process for developing the fair value estimate of the reporting unit, (ii) evaluating the appropriateness of the discounted cash flow model, (iii) testing the completeness and accuracy of data used in the discounted cash flow model, and (iv) evaluating the reasonableness of significant assumptions used by management related to the projected revenue growth rates, other operating and selling, general, and administrative expenses and the contract renewals and extensions. Evaluating management’s assumptions related to the projected revenue growth rates, other operating and selling, general and administrative expenses and the contract renewals and extensions involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the reporting unit, (ii) the consistency with external market and industry data, and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in the evaluation of the Company’s discounted cash flow model.

/s/ PricewaterhouseCoopers LLP
New York, New York
February 23, 2023

We have served as the Company’s auditor since 2008.

OUTFRONT Media Inc.
Consolidated Statements of Financial Position

	As of December 31,
(in millions)	2022	2021
Assets:
Current assets:
Cash and cash equivalents	$40.4	$424.8
Receivables, less allowances of $20.2 in 2022 and $18.5 in 2021	315.5	310.5
Prepaid lease and franchise costs	9.1	12.5
Other prepaid expenses	19.8	17.8
Other current assets	5.6	11.7
Total current assets	390.4	777.3
Property and equipment, net (Note 3)	699.8	647.9
Goodwill (Note 4)	2,076.4	2,077.8
Intangible assets (Note 4)	858.5	614.9
Operating lease assets (Note 5)	1,562.6	1,485.5
Prepaid MTA equipment deployment costs (Note 18)	363.2	279.8
Other assets	39.1	41.5
Total assets	$5,990.0	$5,924.7

Liabilities:
Current liabilities:
Accounts payable	$65.4	$64.9
Accrued compensation	68.0	74.5
Accrued interest	31.1	30.7
Accrued lease and franchise costs	64.9	60.1
Other accrued expenses	47.6	40.3
Deferred revenues	35.3	30.9
Short-term debt (Note 8)	30.0	—
Short-term operating lease liabilities (Note 5)	188.1	187.5
Other current liabilities	21.2	18.8
Total current liabilities	551.6	507.7
Long-term debt, net (Note 8)	2,626.0	2,620.6
Deferred income tax liabilities, net (Note 16)	15.2	17.2
Asset retirement obligation (Note 6)	37.8	36.4
Operating lease liabilities (Note 5)	1,369.0	1,308.4
Other liabilities	41.2	43.9
Total liabilities	4,640.8	4,534.2

Commitments and contingencies (Note 18)

Preferred stock (2022 - 50.0 shares authorized, and 0.1 shares of Series A Preferred Stock issued and outstanding; 2021 - 50.0 shares authorized, and 0.4 shares of Series A Preferred Stock issued and outstanding) (Note 10)	119.8	383.4
Stockholders’ equity (Note 10):
Common stock 2022 - 450.0 shares authorized, and 164.2 shares issued and outstanding; 2021 - 450.0 shares authorized, and 145.6 shares issued or outstanding)	1.6	1.5
Additional paid-in capital	2,416.3	2,119.0
Distribution in excess of earnings	(1,183.4)	(1,122.0)
Accumulated other comprehensive loss (Note 9)	(9.1)	(4.4)
Total stockholders’ equity	1,225.4	994.1
Non-controlling interests	4.0	13.0
Total equity	1,349.2	1,390.5
Total liabilities and equity	$5,990.0	$5,924.7
See accompanying notes to consolidated financial statements.

OUTFRONT Media Inc.
Consolidated Statements of Operations

	Year Ended December 31,
(in millions, except per share amounts)	2022	2021	2020
Revenues:
Billboard	$1,384.7	$1,182.3	$978.6
Transit and other	387.4	281.6	257.7
Total revenues	1,772.1	1,463.9	1,236.3
Expenses:
Operating	911.4	784.0	710.8
Selling, general and administrative	422.1	368.2	315.1
Restructuring charges (Note 12)	—	—	5.8
Net (gain) loss on dispositions	0.2	(4.5)	(13.7)
Impairment charge	—	2.5	—
Depreciation	77.4	79.4	84.5
Amortization	73.3	66.0	61.3
Total expenses	1,484.4	1,295.6	1,163.8
Operating income	287.7	168.3	72.5
Interest expense, net	(131.8)	(130.4)	(131.1)
Loss on extinguishment of debt	—	(6.3)	—
Other income (loss), net	(0.2)	—	0.1
Income (loss) before benefit (provision) for income taxes and equity in earnings of investee companies	155.7	31.6	(58.5)
Benefit (provision) for income taxes	(9.4)	3.4	(1.1)
Equity in earnings of investee companies, net of tax	2.8	1.4	(0.6)
Net income (loss) before allocation to non-controlling interests	149.1	36.4	(60.2)
Net income attributable to non-controlling interests	1.2	0.8	0.8
Net income (loss) attributable to OUTFRONT Media Inc.	$147.9	$35.6	$(61.0)

Net income (loss) per common share:
Basic	$0.84	$0.05	$(0.56)
Diluted	$0.84	$0.05	$(0.56)

Weighted average shares outstanding:
Basic	161.1	145.4	144.3
Diluted	161.8	146.1	144.3
See accompanying notes to consolidated financial statements.

OUTFRONT Media Inc.
Consolidated Statements of Comprehensive Income (Loss)

	Year Ended December 31,
(in millions)	2022	2021	2020
Net income (loss) before allocation to non-controlling interests	$149.1	$36.4	$(60.2)
Net income attributable to non-controlling interests	1.2	0.8	0.8
Net income (loss) attributable to OUTFRONT Media Inc.	147.9	35.6	(61.0)
Other comprehensive income (loss), net of tax:
Cumulative translation adjustments	(7.9)	—	3.1
Net actuarial gain (loss)	2.8	8.4	(2.4)
Change in fair value of interest rate swap agreements	0.4	5.2	(1.0)
Total other comprehensive income (loss), net of tax	(4.7)	13.6	(0.3)
Total comprehensive income (loss)	$143.2	$49.2	$(61.3)
See accompanying notes to consolidated financial statements.

OUTFRONT Media Inc.
Consolidated Statements of Equity

			Stockholders’ Equity
(in millions, except per share amounts)	Shares of Series A Preferred Stock	Series A Preferred Stock ($0.01 per share par value)	Shares of Common Stock	Common Stock $0.01 per share par value)	Additional Paid-In Capital	Distribution in Excess of Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Non-Controlling Interests	Total Equity
Balance as of December 31, 2019	—	$—	143.6	$1.4	$2,074.7	$(964.6)	$(17.7)	$1,093.8	$32.6	$1,126.4
Net income	—	—	—	—	—	(61.0)	—	(61.0)	0.8	(60.2)
Other comprehensive loss	—	—	—	—	—	—	(0.3)	(0.3)	—	(0.3)
Stock-based payments:
Vested	—	—	1.1	—	—	—	—	—	—	—
Amortization	—	—	—	—	23.8	—	—	23.8	—	23.8
Shares paid for tax withholding for stock-based payments	—	—	(0.4)	—	(12.8)	—	—	(12.8)	—	(12.8)
New share issues	0.4	383.4	—	—	—	—	—	—	—	383.4
Class A equity interest redemptions	—	—	0.2	—	5.1	—	—	5.1	(5.1)	—
Series A Preferred Stock dividends 7%)	—	—	—	—	—	(19.5)	—	(19.5)	—	(19.5)
Dividends ($0.38 per share)	—	—	—	—	—	(55.3)	—	(55.3)	—	(55.3)
Other			—	—	—	—	—	—	(1.8)	(1.8)
Balance as of December 31, 2020	0.4	383.4	144.5	1.4	2,090.8	(1,100.4)	(18.0)	973.8	26.5	1,383.7
Net income	—	—	—	—	—	35.6	—	35.6	0.8	36.4
Other comprehensive income	—	—	—	—	—	—	13.6	13.6	—	13.6
Stock-based payments:
Vested	—	—	1.1	0.1	—	—	—	0.1	—	0.1
Amortization	—	—	—	—	28.6	—	—	28.6	—	28.6
Shares paid for tax withholding for stock-based payments	—	—	(0.5)	—	(8.9)	—	—	(8.9)	—	(8.9)
Class A equity interest redemptions	—	—	0.5	—	11.8	—	—	11.8	(11.8)	—
Series A Preferred Stock dividends 7%)	—	—	—	—	—	(28.0)	—	(28.0)	—	(28.0)
Dividends ($0.20 per share)	—	—	—	—	—	(29.2)	—	(29.2)	—	(29.2)
Other	—	—	—	—	(3.3)	—	—	(3.3)	(2.5)	(5.8)
Balance as of December 31, 2021	0.4	$383.4	145.6	$1.5	$2,119.0	$(1,122.0)	$(4.4)	$994.1	$13.0	$1,390.5

OUTFRONT Media Inc.
Consolidated Statements of Equity (Continued)

			Stockholders’ Equity
(in millions, except per share amounts)	Shares of Series A Preferred Stock	Series A Preferred Stock ($0.01 per share par value)	Shares of Common Stock	Common Stock ($0.01 per share par value)	Additional Paid-In Capital	Distribution in Excess of Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Non-Controlling Interests	Total Equity
Balance as of December 31, 2021	0.4	$383.4	145.6	$1.5	$2,119.0	$(1,122.0)	$(4.4)	$994.1	$13.0	$1,390.5
Net income	—	—	—	—	—	147.9	—	147.9	1.2	149.1
Other comprehensive loss	—	—	—	—	—	—	(4.7)	(4.7)	—	(4.7)
Stock-based payments:
Vested	—	—	1.2	—	—	—	—	—	—	—
Amortization	—	—	—	—	33.8	—	—	33.8	—	33.8
Shares paid for tax withholding for stock-based payments	—	—	(0.4)	—	(11.8)	—	—	(11.8)	—	(11.8)
Class A equity interest redemptions	—	—	0.4	—	8.6	—	—	8.6	(8.6)	—
Series A Preferred Stock conversions	(0.3)	(266.8)	17.4	0.1	266.7	—	—	266.8	—	—
Series A Preferred Stock dividends 7%)	—	3.2	—	—	—	(12.0)	—	(12.0)	—	(8.8)
Dividends ($1.20 per share)	—	—	—	—	—	(197.3)	—	(197.3)	—	(197.3)
Other	—	—	—	—	—	—	—	—	(1.6)	(1.6)
Balance as of December 31, 2022	0.1	$119.8	164.2	$1.6	$2,416.3	$(1,183.4)	$(9.1)	$1,225.4	$4.0	$1,349.2

See accompanying notes to consolidated financial statements.

OUTFRONT Media Inc.
Consolidated Statements of Cash Flows

	Year Ended December 31,
(in millions)	2022	2021	2020
Operating activities:
Net income (loss) attributable to OUTFRONT Media Inc.	$147.9	$35.6	$(61.0)
Adjustments to reconcile net income (loss) to net cash flow provided by operating activities:
Net income attributable to non-controlling interests	1.2	0.8	0.8
Depreciation and amortization	150.7	145.4	145.8
Deferred tax (benefit) provision	4.7	(4.7)	(2.8)
Stock-based compensation	33.8	28.6	23.8
Provision (recovery) for doubtful accounts	4.9	(4.0)	20.1
Accretion expense	2.8	2.7	2.6
Net (gain) loss on dispositions	0.2	(4.5)	(13.7)
Impairment charge	—	2.5	—
Loss on extinguishment of debt	—	6.3	—
Equity in earnings of investee companies, net of tax	(2.8)	(1.4)	0.6
Distributions from investee companies	1.9	0.7	2.2
Amortization of deferred financing costs and debt discount and premium	6.5	7.1	6.6
Change in assets and liabilities, net of investing and financing activities:
(Increase) decrease in receivables	(11.2)	(94.6)	60.8
Increase in prepaid MTA equipment deployment costs	(83.4)	(75.2)	(33.1)
(Increase) decrease in prepaid expenses and other current assets	6.0	15.0	(25.5)
Increase (decrease) in accounts payable and accrued expenses	(0.3)	38.9	(12.7)
Increase (decrease) in operating lease assets and liabilities	(15.4)	0.4	10.7
Increase in deferred revenues	4.5	1.4	0.9
Increase (decrease) in income taxes	1.3	(0.4)	0.5
Other, net	0.8	(1.8)	4.0
Net cash flow provided by operating activities	254.1	98.8	130.6

Investing activities:
Capital expenditures	(89.8)	(73.8)	(53.5)
Acquisitions	(353.9)	(136.5)	(18.1)
MTA franchise rights	(6.8)	(16.5)	(23.6)
Proceeds from dispositions	1.3	2.8	40.0
Investment in investee companies	(0.3)	—	—
Return of investment in investee companies	—	—	2.0
Net cash flow used for investing activities	(449.5)	(224.0)	(53.2)

Financing activities:
Proceeds from long-term debt borrowings	—	500.0	895.0
Repayments of long-term debt borrowings	—	(500.0)	(495.0)
Proceeds from borrowings under short-term debt facilities	30.0	—	15.0
Repayments of borrowings under short-term debt facilities	—	(80.0)	(130.0)
Payments of deferred financing costs	(0.4)	(7.3)	(7.7)
Payments of debt extinguishment charges	—	(4.7)	—
Proceeds from Series A Preferred Stock issuances	—	—	383.4
Taxes withheld for stock-based compensation	(11.8)	(9.0)	(12.6)
Dividends	(205.8)	(57.5)	(75.1)
Other	—	(3.7)	—
Net cash flow provided by (used for) financing activities	(188.0)	(162.2)	573.0

OUTFRONT Media Inc.
Consolidated Statements of Cash Flows (Continued)

	Year Ended December 31,
(in millions)	2022	2021	2020
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1.0)	0.2	0.7
Net increase (decrease) in cash, cash equivalents and restricted cash	(384.4)	(287.2)	651.1
Cash, cash equivalents and restricted cash at beginning of year	424.8	712.0	60.9
Cash, cash equivalents and restricted cash at end of year	$40.4	$424.8	$712.0

Supplemental disclosure of cash flow information:
Cash paid for income taxes (Note 16)	$3.3	$1.7	$3.4
Cash paid for interest	126.3	117.8	127.6

Non-cash investing and financing activities:
Accrued purchases of property and equipment	$8.4	$3.2	$3.3
Accrued MTA franchise rights	3.1	4.5	6.5
Taxes withheld for stock-based compensation	—	—	0.2

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

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amount of revenues and expenses during the reporting period. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, including the impact of events such as the COVID-19 pandemic and the current heightened levels of inflation, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions or conditions.

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

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements (Continued)

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

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements (Continued)

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

Leases (Lessors)—Our agreements with customers to advertise on our billboards are considered operating leases. Substantially all of our advertising structures (see Note 3. Property and Equipment, Net) are utilized to lease advertising space to customers, for which the contracts are accounted for as rental income. Billboard display revenues are recognized as rental income on a straight-line basis over the customer lease term. We exclude from rental income all taxes assessed by a governmental authority that we collect from customers. These operating leases are short-term in duration, typically a term of 4 weeks to one year and do not include any variable lease provisions or options to extend the lease. Certain contracts may include provisions for the early termination of the lease after an agreed upon notice period. We account for non-lease installation services and the lease associated with providing advertising space on our billboards as a combined component under the lease standard.

Hedging Activities—We have utilized interest rate cash flow swap agreements in the past to effectively convert a portion of our LIBOR-based variable rate debt to a fixed rate and may do so again in the future. The interest rate swaps were designated and qualified as cash flow hedges and, as a result, changes in the fair value of the swaps were recorded in Other comprehensive income (loss) before taxes on the Consolidated Statements of Comprehensive Income.

Revenue Recognition—We derive Revenues from the following sources: (i) billboard displays, (ii) transit displays, and (iii) other.

Billboard display revenues are derived from providing advertising space to customers on our physical billboards or other outdoor structures. We generally (i) own the physical structures on which we display advertising copy for our customers, (ii)

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements (Continued)

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

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements (Continued)

Foreign Currency Translation and Transactions—The assets and liabilities of foreign subsidiaries are translated at exchange rates in effect at the balance sheet date, while results of operations are translated at average exchange rates for the respective periods. Any gain or loss on translation is included within other comprehensive income (loss) and Accumulated other comprehensive loss on our Consolidated Statement of Financial Position. Foreign currency transaction gains and losses are included in Other income (loss), net, on the Consolidated Statements of Operations.

Income Taxes—As a REIT, We generally will not be subject to U.S. federal income tax on our REIT taxable income that we distribute to our stockholders. We have elected to treat our subsidiaries that participate in certain non-REIT qualifying activities, and certain of our foreign subsidiaries, as taxable REIT subsidiaries (“TRSs”). As such, the taxable income of our TRSs will be subject to federal, state and foreign income taxation at regular corporate rates.

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

Recent Pronouncements

In March 2020 and December 2022, the FASB issued guidance providing optional expedients and exceptions for accounting for contracts, hedging relationships and other transactions that reference to the London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued because of reference rate reform, if certain criteria are met. The guidance is effective for all entities as of March 12, 2020, through December 31, 2024. This guidance did not have a significant impact on our accounting for our existing debt.

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

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements (Continued)

Note 3. Property and Equipment, Net

The table below presents the balances of major classes of assets and accumulated depreciation.

	As of December 31,
(in millions)	2022	2021
Land	$112.2	$102.9
Buildings and improvements	56.5	50.3
Advertising structures	2,006.8	1,937.4
Furniture, equipment and other	183.4	171.3
Construction in progress	38.5	38.7
	2,397.4	2,300.6
Less accumulated depreciation	1,697.6	1,652.7
Property and equipment, net	$699.8	$647.9

Depreciation expense was $77.4 million in 2022, $79.4 million in 2021 and $84.5 million in 2020.

Note 4. Long-Lived Assets

Goodwill

For the years ended December 31, 2022 and 2021, the changes in the book value of goodwill by segment were as follows:

(in millions)	U.S. Media	Other	Total
As of December 31, 2020	$2,054.0	$23.8	$2,077.8
As of December 31, 2021	$2,054.0	$23.8	$2,077.8
Currency translation adjustments	—	(1.4)	(1.4)
As of December 31, 2022	$2,054.0	$22.4	$2,076.4

In the fourth quarter of 2022, we performed a qualitative assessment of two of our reporting units and a quantitative assessment of our other reporting unit for possible goodwill impairment and no goodwill impairment was identified. As of December 31, 2022, the goodwill balances associated with the U.S. Billboard reporting unit was $2.0 billion, the U.S. Transit and Other reporting unit was $47.6 million and the Canada reporting unit was $22.4 million.

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

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements (Continued)

Our identifiable intangible assets consist of the following:

(in millions)	Gross	Accumulated Amortization	Net
As of December 31, 2022:
Permits and leasehold agreements	$1,597.6	$(868.7)	$728.9
Franchise agreements	533.2	(418.6)	114.6
Other intangible assets	18.9	(3.9)	15.0
Total intangible assets	$2,149.7	$(1,291.2)	$858.5

As of December 31, 2021:
Permits and leasehold agreements	$1,303.6	$(816.5)	$487.1
Franchise agreements	528.2	(402.7)	125.5
Other intangible assets	4.9	(2.6)	2.3
Total intangible assets	$1,836.7	$(1,221.8)	$614.9

In 2022, we acquired 1,220 displays, resulting in amortizable intangible assets for permits and leasehold agreements, and other intangible assets of $314.9 million, which are amortized using the straight-line method over their estimated useful lives, an average period of 16.2 years.

All of our intangible assets, except goodwill, are subject to amortization. Amortization expense was $73.3 million in 2022, $66.0 million in 2021 and $61.3 million in 2020.

We expect our aggregate annual amortization expense for intangible assets for each of the years 2023 through 2027, to be as follows:

(in millions)	2023	2024	2025	2026	2027
Amortization expense	$85.3	$82.9	$79.8	$75.0	$69.3

Note 5. Leases

Lessee

	As of
(in millions, except years and percentages)	December 31, 2022	December 31, 2021
Operating lease assets	$1,562.6	$1,485.5
Short-term operating lease liabilities	188.1	187.5
Non-current operating lease liabilities	1,369.0	1,308.4

Weighted-average remaining lease term	11.0 years	10.5 years
Weighted-average discount rate	5.8%	5.2%

	Year Ended December 31,
(in millions)	2022	2021	2020
Operating expenses	$451.5	$401.7	$387.2
Selling, general and administrative expenses	10.5	9.3	8.6
Variable costs	113.8	80.6	71.2

Cash paid for operating leases	458.2	394.3	384.7
Leased assets obtained in exchange for new operating lease liabilities	285.1	279.4	209.6

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements (Continued)

In 2022, 2021 and 2020, sublease income related to office properties was immaterial.

As of December 31, 2022, minimum rental payments under operating leases are as follows:

(in millions)	Operating Leases
2023	$274.1
2024	272.3
2025	228.9
2026	203.1
2027	168.7
2028 and thereafter	1,068.0
Total operating lease payments	2,215.1
Less: Interest	658.0
Present value of lease liabilities	$1,557.1

Lessor

We recorded rental income of $1,321.1 million in 2022, $1,141.1 million in 2021 and $945.4 million in 2020 in Revenues on our Consolidated Statement of Operations.

As of December 31, 2022, rental payments to be received under non-cancellable operating leases are as follows:

(in millions)	Rental Income
2023	$694.8
2024	29.1
2025	6.2
2026	2.9
2027	2.3
2028 and thereafter	15.4
Total minimum payments	$750.7

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

	Year Ended December 31,
(in millions)	2022	2021
Balance, at beginning of period	$36.4	$35.9
Accretion expense	2.8	2.7
Additions	0.8	0.4
Liabilities settled	(1.9)	(2.6)
Foreign currency translation adjustments	(0.3)	—
Balance, at end of period	$37.8	$36.4

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements (Continued)

Note 7. Related Party Transactions

Joint Ventures

We have a 50% ownership interest in two joint ventures that operate transit shelters in the greater Los Angeles area and Vancouver, and four joint ventures which operate a total of seven billboard displays in New York and Boston. All of these ventures are accounted for as equity investments. These investments totaled $12.2 million as of December 31, 2022, and $11.2 million as of December 31, 2021, and are included in Other assets on the Consolidated Statements of Financial Position. We provided sales and management services to these joint ventures and recorded management fees in Revenues on the Consolidated Statement of Operations of $8.6 million in 2022, $6.3 million in 2021 and $4.6 million in 2020.

Note 8. Debt

Debt, net, consists of the following:

	As of December 31,
(in millions, except percentages)	2022	2021
Short-term debt:
AR Facility	$30.0	$—
Total short-term debt	30.0	—

Long-term debt:
Term loan, due 2026	$598.6	$598.2

Senior unsecured notes:
6.250% senior unsecured notes, due 2025	400.0	400.0
5.000% senior unsecured notes, due 2027	650.0	650.0
4.250% senior unsecured notes, due 2029	500.0	500.0
4.625% senior unsecured notes, due 2030	500.0	500.0
Total senior unsecured notes	2,050.0	2,050.0

Debt issuance costs	(22.6)	(27.6)
Total long-term debt, net	2,626.0	2,620.6

Total debt, net	$2,656.0	$2,620.6

Weighted average cost of debt	5.2%	4.3%

Term Loan

The interest rate on the term loan due in 2026 (the “Term Loan”) was 6.1% per annum as of December 31, 2022. As of December 31, 2022, a discount of $1.4 million on the Term Loan remains unamortized. The discount is being amortized through Interest expense, net, on the Consolidated Statement of Operations.

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements (Continued)

Revolving Credit Facility

We also have a $500.0 million revolving credit facility, which matures in 2024 (the “Revolving Credit Facility,” together with the Term Loan, the “Senior Credit Facilities”).

As of December 31, 2022, there were no outstanding borrowings under the Revolving Credit Facility.

The commitment fee based on the amount of unused commitments under the Revolving Credit Facility was $1.6 million in 2022, $1.8 million in 2021 and $1.4 million in 2020. As of December 31, 2022, we had issued letters of credit totaling approximately $6.4 million against the letter of credit facility sublimit under the Revolving Credit Facility.

Standalone Letter of Credit Facilities

As of December 31, 2022, we had issued letters of credit totaling approximately $75.8 million under our aggregate $81.0 million standalone letter of credit facilities. The total fees under the letter of credit facilities in 2022, 2021 and 2020 were immaterial.

Accounts Receivable Securitization Facilities

As of December 31, 2022, we have a $150.0 million revolving accounts receivable securitization facility (the “AR Facility”), which terminates in May 2025, unless further extended.

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

As of December 31, 2022, there were $30.0 million of outstanding borrowings under the AR Facility, at a borrowing rate of 5.4%. As of December 31, 2022, borrowing capacity remaining under the AR Facility was $120.0 million based on approximately $332.2 million of accounts receivable that could be used as collateral for the AR Facility in accordance with the agreements governing the AR Facility. The commitment fee based on the amount of unused commitments under the AR Facility was $0.3 million in 2022, and immaterial in each of 2021 and 2020.

Debt Covenants

Our credit agreement, dated as of January 31, 2014 (as amended, supplemented or otherwise modified, the “Credit Agreement”), governing the Senior Credit Facilities, the agreements governing the AR Facility, and the indentures governing

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements (Continued)

our senior unsecured notes contain customary affirmative and negative covenants, subject to certain exceptions, including but not limited to those that restrict the Company’s and its subsidiaries’ abilities to (i) pay dividends on, repurchase or make distributions in respect to the Company’s or its wholly-owned subsidiary, Outfront Media Capital LLC’s capital stock or make other restricted payments other than dividends or distributions necessary for us to maintain our REIT status, subject to certain conditions and exceptions, (ii) enter into agreements restricting certain subsidiaries’ ability to pay dividends or make other intercompany or third-party transfers, and (iii) incur additional indebtedness. One of the exceptions to the restriction on our ability to incur additional indebtedness is satisfaction of a Consolidated Total Leverage Ratio, which is the ratio of our consolidated total debt to our Consolidated EBITDA (as defined in the Credit Agreement) for the trailing four consecutive quarters, of no greater than 6.0 to 1.0. As of December 31, 2022, our Consolidated Total Leverage Ratio was 5.0 to 1.0 in accordance with the Credit Agreement.

The terms of the Credit Agreement (and under certain circumstances, the agreements governing the AR Facility) require that we maintain a Consolidated Net Secured Leverage Ratio, which is the ratio of (i) our consolidated secured debt (less up to $150.0 million of unrestricted cash) to (ii) our Consolidated EBITDA (as defined in the Credit Agreement) for the trailing four consecutive quarters, of no greater than 4.5 to 1.0. As of December 31, 2022, our Consolidated Net Secured Leverage Ratio was 1.1 to 1.0 in accordance with the Credit Agreement. As of December 31, 2022, we are in compliance with our debt covenants.

Deferred Financing Costs

As of December 31, 2022, we had deferred $24.6 million in fees and expenses associated with the Term Loan, Revolving Credit Facility, AR Facility and our senior unsecured notes. We are amortizing the deferred fees through Interest expense, net, on our Consolidated Statement of Operations over the respective terms of the Term Loan, Revolving Credit Facility, AR Facility and our senior unsecured notes.

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

Fair Value

Under the fair value hierarchy, observable inputs such as unadjusted quoted prices in active markets for identical assets or liabilities are defined as Level 1; observable inputs other than quoted prices included within Level 1 that are either directly or indirectly observable for the asset or liability are defined as Level 2; and unobservable inputs for the asset or liability are defined as Level 3. The aggregate fair value of our debt, which is estimated based on quoted market prices of similar liabilities, was approximately $2.5 billion as of December 31, 2022 and $2.7 billion as of December 31, 2021. The fair value of our debt as of both December 31, 2022 and 2021 is classified as Level 2. The aggregate fair value loss associated with our interest rate cash flow swap agreements was approximately $0.4 million as of December 31, 2021. The aggregate fair value of our interest rate cash flow swap agreements as of December 31, 2021, was classified as Level 2.

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements (Continued)

Note 9. Accumulated Other Comprehensive Loss

The following table presents the changes in the components of accumulated other comprehensive loss.

(in millions)	Cumulative Translation Adjustments	Net Actuarial Gain (Loss)	Loss on Interest Rate Cash Flow Swaps	Accumulated Other Comprehensive Loss
As of December 31, 2019	$(4.4)	$(8.7)	$(4.6)	$(17.7)
Other comprehensive income (loss) before reclassifications	3.1	(2.8)	(1.0)	(0.7)
Amortization of actuarial losses reclassified to net income(a)	—	0.4	—	0.4
Total other comprehensive income (loss), net of tax	3.1	(2.4)	(1.0)	(0.3)
As of December 31, 2020	(1.3)	(11.1)	(5.6)	(18.0)
Other comprehensive income before reclassifications	—	7.9	5.2	13.1
Amortization of actuarial losses reclassified to net income(a)	—	0.5	—	0.5
Total other comprehensive income, net of tax	—	8.4	5.2	13.6
As of December 31, 2021	(1.3)	(2.7)	(0.4)	(4.4)
Other comprehensive income (loss) before reclassifications	(7.9)	2.8	0.4	(4.7)
Total other comprehensive income (loss), net of tax	(7.9)	2.8	0.4	(4.7)
As of December 31, 2022	$(9.2)	$0.1	$—	$(9.1)

(a)See Note 15. Retirement Benefits to the Consolidated Financial Statements for additional details of items reclassified from accumulated other comprehensive loss to net income.

Net actuarial gain (loss) included in other comprehensive income (loss) is net of a tax provision of $1.0 million in 2022 and $2.9 million in 2021, and a tax benefit of $0.9 million in 2020.

Note 10. Equity

As of December 31, 2022, 450,000,000 shares of our common stock, par value $0.01 per share, were authorized; 164,153,576 shares were issued and outstanding; and 50,000,000 shares of our preferred stock, par value $0.01 per share, were authorized with 125,000 shares of our Series A Convertible Perpetual Preferred Stock (the “Series A Preferred Stock”), par value $0.01 per share, issued and outstanding.

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

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements (Continued)

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

On March 1, 2022, 275,000 shares of Series A Preferred Stock were converted into approximately 17.4 million shares of the Company’s common stock, which included $3.2 million of accrued and unpaid dividends through and including the conversion date that were settled in the Company’s common stock in accordance with the Articles. During 2022, we paid cash dividends of $8.8 million on the Series A Preferred Stock. As of December 31, 2022, the maximum number of shares of common stock that could be required to be issued on conversion of the outstanding shares of Series A Preferred Stock was approximately 7.8 million shares.

In connection with the acquisition of outdoor advertising assets in Canada in June 2017, the Company issued 1,953,407 shares of Class A equity interests of a subsidiary of the Company that controls its Canadian business (“Outfront Canada”), which, among other things, were (i) entitled to receive priority cash distributions from Outfront Canada at the same time and in the same per share amount as the dividends paid on shares of the Company’s common stock, and (ii) redeemable by the holders in exchange for shares of the Company’s common stock on a one-for-one basis. As of December 31, 2022, all Class A equity interests have been redeemed for shares of the Company’s common stock and no Class A equity interests were outstanding. During 2022, we made distributions of $0.1 million to holders of the Class A equity interests, which are recorded in Dividends on our Consolidated Statements of Equity and Consolidated Statements of Cash Flows.

We have a sales agreement in connection with an “at-the-market” equity offering program (the “ATM Program”), under which we may, from time to time, issue and sell shares of our common stock up to an aggregate offering price of $300.0 million. We have no obligation to sell any of our common stock under the sales agreement and may at any time suspend solicitations and offers under the sales agreement. In 2022, no shares of our common stock were sold under the ATM Program. As of December 31, 2022, we had approximately $232.5 million of capacity remaining under the ATM Program.

On February 22, 2023, we announced that our board of directors approved a quarterly cash dividend of $0.30 per share on our common stock, payable on March 31, 2023, to stockholders of record at the close of business on March 3, 2023.

Note 11. Revenues

We do not disclose the value of unsatisfied performance obligations for contracts with an original expected term of one year or less, which primarily represent the transaction price allocated to the remaining display period for unsatisfied transit franchise contracts.

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements (Continued)

The following table summarizes revenues by source:

	Years Ended December 31,
(in millions)	2022	2021	2020
Billboard:
Static displays	$936.9	$829.8	$726.2
Digital displays	400.8	308.1	215.3
Other	47.0	44.4	37.1
Billboard revenues	1,384.7	1,182.3	978.6
Transit:
Static displays	212.6	170.5	152.4
Digital displays	139.1	81.3	54.0
Other	29.4	26.2	23.2
Total transit revenues	381.1	278.0	229.6
Sports marketing and other(a)	6.3	3.6	28.1
Transit and other revenues	387.4	281.6	257.7
Total revenues	$1,772.1	$1,463.9	$1,236.3

(a)In the third quarter of 2020, we completed the Sports Disposition. (See Note 1. Description of Business and Basis of Presentation and Note 13. Acquisitions and Dispositions: Dispositions to the Consolidated Financial Statements.)

Rental income was $1,321.1 million in 2022, $1,141.1 million in 2021 and $945.4 million in 2020, and is recorded in Billboard revenues on the Consolidated Statement of Operations.

The following table summarizes revenues by geography:

	Years Ended December 31,
(in millions)	2022	2021	2020
United States:
Billboard	$1,308.8	$1,116.1	$926.5
Transit and other	365.1	265.9	222.4
Sports marketing and other(a)	6.3	3.6	27.6
Total United States revenues	1,680.2	1,385.6	1,176.5
Canada	91.9	78.3	59.8
Total revenues	$1,772.1	$1,463.9	$1,236.3

(a)In the third quarter of 2020, we completed the Sports Disposition. (See Note 1. Description of Business and Basis of Presentation and Note 13. Acquisitions and Dispositions: Dispositions to the Consolidated Financial Statements.)

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

Note 12. Restructuring Charges

As of December 31, 2022, $0.2 million in restructuring reserves remained outstanding and is included in Other current liabilities on the Consolidated Statement of Financial Position. In 2020, we recorded restructuring charges of $5.8 million, of which $3.9 million was recorded in our U.S. Media segment, $0.9 million was recorded in Other and $1.0 million was recorded in Corporate. Restructuring charges in 2020 were composed of severance charges associated with workforce reductions to preserve financial flexibility, increase liquidity and reduce expenses in light of the current uncertainty in the global economy and our business as a result of the COVID-19 pandemic, including $0.9 million for stock-based compensation.

On May 5, 2020, we announced a workforce reduction in the U.S. and notified approximately 70 employees of their termination. On June 15, 2020, we announced a workforce reduction in Canada and notified approximately 20 employees of their termination.

Note 13. Acquisitions and Dispositions

Acquisitions

We completed several asset acquisitions for a total purchase price of approximately $353.9 million in 2022, $136.5 million in 2021 and $18.1 million in 2020.

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

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements (Continued)

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

The following table summarizes our stock-based compensation expense for 2022, 2021 and 2020.

	Year Ended December 31,
(in millions)	2022	2021	2020
Stock-based compensation expense (RSUs and PRSUs), before income taxes	$33.8	$28.6	$23.8
Tax benefit	(1.6)	(1.4)	(1.2)
Stock-based compensation expense, net of tax	$32.2	$27.2	$22.6

As of December 31, 2022, total unrecognized compensation cost related to non-vested RSUs and PRSUs was $30.3 million, which is expected to be recognized over a weighted average period of 1.7 years.

RSUs and PRSUs

The following table summarizes the 2022 activity of the RSUs and PRSUs issued to our employees.

	Activity	Weighted Average Per Share Grant Date Fair Market Value
Non-vested as of December 31, 2021	2,447,246	$23.18
Granted:
RSUs	959,628	24.99
PRSUs	482,618	24.42
Vested:
RSUs	(900,171)	22.66
PRSUs	(293,773)	21.65
Forfeitures:
RSUs	(48,448)	24.48
PRSUs	(3,061)	26.60
Non-vested as of December 31, 2022	2,644,039	24.28

The total fair value of RSUs and PRSUs that vested was $25.9 million during 2022, $22.6 million during 2021 and $29.0 million during 2020.

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements (Continued)

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

We use a December 31 measurement date for all pension plans.

The following table sets forth the change in benefit obligation for our pension plans.

	As of December 31,
(in millions)	2022	2021	2020
Benefit obligation, beginning of year	$65.3	$71.3	$62.1
Service cost	—	0.1	0.8
Interest cost	1.9	1.8	1.8
Actuarial (gain) loss	(14.8)	(5.2)	6.7
Benefits paid	(2.2)	(2.9)	(2.0)
Cumulative translation adjustments	(3.2)	0.2	1.9
Benefit obligation, end of year	$47.0	$65.3	$71.3

The following table sets forth the change in plan assets for our pension plans.

	As of December 31,
(in millions)	2022	2021
Fair value of plan assets, beginning of year	$69.5	$63.9
Actual return on plan assets	(8.2)	8.3
Employer contributions	—	0.2
Benefits paid	(2.2)	(2.9)
Cumulative translation adjustments	(3.6)	—
Fair value of plan assets, end of year	$55.5	$69.5

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements (Continued)

The unfunded status of pension benefit obligations and the related amounts recognized on the Consolidated Statement of Financial Position were as follows:

	As of December 31,
(in millions)	2022	2021
Funded status, end of year	$8.5	$4.2
Amounts recognized on the Consolidated Statement of Financial Position:
Other assets	8.5	4.2
Net amounts recognized	7.9	4.2

The following amounts were recognized in accumulated other comprehensive loss on the Consolidated Statement of Financial Position.

	As of December 31,
(in millions)	2022	2021
Net actuarial gain (loss)	$0.2	$(3.6)
Deferred income taxes	(0.1)	0.9
Net amount recognized in accumulated other comprehensive income (loss)	$0.1	$(2.7)

The accumulated benefit obligation for the defined benefit pension plans was $45.2 million as of December 31, 2022, and $61.2 million as of December 31, 2021.

The following table presents our benefit obligations and fair value of plan assets.

	As of December 31,
(in millions)	2022	2021
Projected benefit obligation	$47.0	$65.3
Accumulated benefit obligation	45.2	61.2
Fair value of plan assets	55.5	69.5

The following tables present the components of net periodic pension cost and amounts recognized in other comprehensive income (loss).

	As of December 31,
(in millions)	2022	2021	2020
Service cost	$—	$0.1	$0.8
Interest cost	1.9	1.8	1.8
Expected return on plan assets	(2.8)	(2.6)	(2.8)
Amortization of actuarial losses(a)	—	0.6	0.5
Net periodic pension cost	$(0.9)	$(0.1)	$0.3

(in millions)	Year Ended December 31, 2022
Actuarial gain	$3.7
Cumulative translation adjustments	0.1
3.8
Deferred income taxes	(1.0)
Recognized in other comprehensive income (loss), net of tax	$2.8

(a)Reflects amounts reclassified from accumulated other comprehensive income (loss) to net income.

Estimated net actuarial losses related to the defined benefit pension plans that will be amortized from accumulated other comprehensive loss into net periodic pension costs in 2023 is immaterial.

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements (Continued)

	As of and for the Year Ended December 31,
	2022	2021
Weighted average assumptions used to determine benefit obligations:
Discount rate	5.0%	3.0%
Rate of compensation increase	3.3	3.0
Weighted average assumptions used to determine net periodic cost:
Discount rate	3.0	2.5
Expected long-term return on plan assets	5.2	4.1
Rate of compensation increase	3.3	3.0

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

Plan Assets

Our plan assets are included in a trust in Canada and a trust in the U.S. The asset allocations of these trusts are based upon an analysis of the timing and amount of projected benefit payments, projected company contributions, the expected returns and risk of the asset classes and the correlation of those returns. As of December 31, 2022, we invested approximately 22% in fixed income instruments, 37% in equity instruments, and the remainder in cash, cash equivalents and insurance contracts.

The following tables set forth our pension plan assets measured at fair value on a recurring basis as of December 31, 2022 and 2021. These assets have been categorized according to the three-level fair value hierarchy established by the FASB which prioritizes the inputs used in measuring fair value. Level 1 is based on quoted prices for the asset in active markets. Level 2 is based on inputs that are observable other than quoted market prices in active markets, such as quoted prices for the asset in inactive markets or quoted prices for similar assets. Level 3 is based on unobservable inputs that market participants would use in pricing the asset.

	As of December 31, 2022
(in millions)	Level 1	Level 2	Level 3	Total
Fixed income securities:
Corporate bonds(a)	$0.5	$—	$—	$0.5
Equity securities:
U.S. equity	0.7	—	—	0.7
International equity	0.3	—	—	0.3
Insurance contracts	—	—	22.0	22.0
Total assets in fair value hierarchy	$1.5	$—	$22.0	$23.5
Common collective funds measured at net asset value				32.0
Total assets				$55.5

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements (Continued)

	As of December 31, 2021
(in millions)	Level 1	Level 2	Level 3	Total
Fixed income securities:
Corporate bonds(a)	$0.8	$—	$—	$0.8
Equity securities:
U.S. equity	1.0	—	—	1.0
International equity	0.4	—	—	0.4
Insurance contracts	—	—	29.4	29.4
Total assets in fair value hierarchy	$2.2	$—	$29.4	$31.6
Common collective funds measured at net asset value				37.9
Total assets				$69.5

(a)Securities of diverse industries, substantially all investment grade.

Significant changes in Level 3 plan assets are as follows:

	Year Ended December 31,
(in millions)	2022	2021
Insurance contracts:
Beginning of year	$29.4	$3.5
Realized gains	—	0.4
Purchases	—	25.9
Payments	(1.9)	(0.6)
Actuarial loss	(4.6)	(0.1)
Interest income	0.8	0.3
Cumulative translation adjustments	(1.7)	—
End of year	$22.0	$29.4

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

Future Benefit Payments

(in millions)	2023	2024	2025	2026	2027	2028-2032
Estimated future benefit payments for pension plans	2.5	2.5	2.6	2.7	2.8	15.4

We do not expect to contribute to our defined benefit pension plans in 2023.

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements (Continued)

Multi-Employer Pension and Postretirement Benefit Plans

We contribute to multi-employer plans that provide pension and other postretirement benefits to certain employees under collective bargaining agreements. Contributions to these plans were $3.5 million in 2022, $3.0 million in 2021 and $3.1 million in 2020. Based on our contributions to each individual multi-employer plan relative to the total contributions of all participating employers in such plan, no multi-employer plan was deemed to be individually significant to us.

Defined Contribution Plans

Employer contributions for defined contribution plans sponsored by us were $8.3 million in 2022, $6.4 million in 2021 and $2.9 million in 2020.

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

Cash paid for income taxes was $3.3 million in 2022, $1.7 million in 2021 and $3.4 million in 2020.

The U.S. and foreign components of Income (loss) before benefit (provision) for income taxes and equity in earnings of investee companies were as follows:

	Year Ended December 31,
(in millions)	2022	2021	2020
United States	$148.0	$32.6	$(52.8)
Foreign	7.7	(1.0)	(5.7)
Income (loss) before benefit (provision) for income taxes and equity in earnings of investee companies	$155.7	$31.6	$(58.5)

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements (Continued)

The following table reconciles Income (loss) before benefit (provision) for income taxes and equity in earnings of investee companies to REIT taxable income.

	Year Ended December 31,
(in millions)	2022	2021	2020
Income (loss) before benefit (provision) for income taxes and equity in earnings of investee companies	$155.7	$31.6	$(58.5)
Net loss of TRSs	15.2	21.9	10.6
Income (loss) from REIT operations	170.9	53.5	(47.9)
Book depreciation in excess of tax depreciation	33.7	(2.0)	24.8
Book amortization in excess of tax amortization	(13.3)	(6.1)	(6.3)
Tax dividend from foreign subsidiary(a)	2.1	1.4	74.1
Book/tax differences - stock-based compensation	3.8	5.0	(6.6)
Book/tax differences - deferred gain for tax	(1.0)	(3.0)	(1.3)
Book/tax differences - investments in joint ventures	9.9	5.0	(2.6)
Book/tax differences - executive compensation	9.4	6.3	4.6
Book/tax differences - leases	4.3	5.7	9.9
Book/tax differences - provision for doubtful accounts	3.3	(7.5)	14.6
Book/tax differences - interest	(11.2)	13.8	—
Book/tax differences - other	1.5	4.3	7.8
REIT taxable income (estimated)	$213.4	$76.4	$71.1

(a)In 2020, the tax dividend from foreign subsidiary primarily consists of a deemed repatriation of foreign earnings resulting from a restructuring of our foreign holding companies.

The components of the Benefit (provision) for income taxes are as follows:

	Year Ended December 31,
(in millions)	2022	2021	2020
Current:
Federal	$(0.1)	$0.5	$(1.0)
State and local	(1.0)	(0.7)	(1.3)
Foreign	(3.6)	(1.1)	(1.6)
	(4.7)	(1.3)	(3.9)
Deferred:
Federal	(5.0)	3.2	(0.1)
State and local	(1.7)	1.1	—
Foreign	2.0	0.4	2.9
	(4.7)	4.7	2.8
Benefit (provision) for income taxes	$(9.4)	$3.4	$(1.1)

The effective income tax rate was 6.0% in 2022, 10.8% in 2021 and 1.9% in 2020.

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements (Continued)

The difference between income taxes expected at the U.S. federal statutory income tax rate of 21% and the Benefit (provision) for income taxes is summarized as follows:

	Year Ended December 31,
(in millions)	2022	2021	2020
Benefit (provision) for income taxes on income at U.S. statutory rate	$(32.7)	$(6.6)	$12.3
REIT dividends paid deduction	35.9	11.3	(10.1)
State and local taxes, net of federal tax benefit	(2.9)	0.1	(1.2)
Effect of foreign operations	(0.5)	(0.9)	(0.9)
Other, net	(9.2)	(0.5)	(1.2)
Benefit (provision) for income taxes	$(9.4)	$3.4	$(1.1)

The following table is a summary of the components of deferred income tax assets and liabilities.

	As of December 31,
(in millions)	2022	2021
Deferred income tax assets:
Provision for expenses and losses	$3.5	$2.5
Postretirement and other employee benefits	2.5	1.2
Tax credit and loss carryforwards	5.9	2.4
Property, equipment and intangible assets	0.2	—
Total deferred income tax assets	12.1	6.1
Valuation allowance	(11.9)	(0.4)
Deferred income tax assets, net	0.2	5.7

Deferred income tax liabilities:
Property, equipment and intangible assets	(13.0)	(16.0)
Postretirement and other employee benefits	(2.2)	—
Other	(0.2)	(0.2)
Total deferred income tax liabilities	(15.4)	(16.2)

Deferred income tax liabilities, net	$(15.2)	$(10.5)

As of December 31, 2022, we had federal, state and local net operating loss carryforwards of $20.5 million. These losses can be carried forward indefinitely for federal tax purposes but are subject to certain state and local utilization limitations.

Our undistributed earnings of foreign subsidiaries not includable in our federal income tax returns that could be subject to additional income taxes if remitted was approximately $2.3 million as of December 31, 2022, and $2.3 million as of December 31, 2021. No provision was recorded for taxes that could result from the remittance of such undistributed earnings since we intend to declare dividends to our shareholders in an amount sufficient to offset such distributions and intend to reinvest the remainder outside of the U.S. indefinitely. The determination of the unrecognized U.S. federal deferred income tax liability for undistributed earnings is not practicable.

The reserve for uncertain tax positions of $0.4 million as of December 31, 2022, includes $0.2 million which would affect our effective income tax rate if and when recognized in future years.

We recognize interest and penalty charges related to the reserve for uncertain tax positions as part of income tax expense. These charges were not material for any of the periods presented.

We are subject to taxation in the U.S. and various state, local and foreign jurisdictions. Tax years 2019 to present are open for examination by the tax authorities. We are currently under examination by New York State for the 2016 through 2018 tax years.

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements (Continued)

Note 17. Earnings Per Share (“EPS”)

	Year Ended December 31,
(in millions)	2022	2021	2020
Net income (loss) available for common stockholders	$147.9	$35.6	$(61.0)
Less: Distributions to holders of Series A Preferred Stock	12.0	28.0	19.5
Less: Distributions to holders of Class A equity interests of a subsidiary	0.1	0.1	0.4
Net income (loss) available for common stockholders, basic and diluted	$135.8	$7.5	$(80.9)

Weighted average shares for basic EPS	161.1	145.4	144.3
Dilutive potential shares from grants of RSUs, PRSUs and stock options(a)	0.7	0.7	—
Weighted average shares for diluted EPS(a)(b)(c)	161.8	146.1	144.3

(a)The potential impact of an aggregate 0.7 million granted RSUs, PRSUs and stock options for 2022, 0.1 million granted RSUs, PRSUs and stock options for 2021 and 1.1 million granted RSUs, PRSUs and stock options for 2020 was antidilutive.
(b)The potential impact of 10.6 million shares of our common stock issuable upon conversion of our Series A Preferred Stock in 2022, 25.0 million shares of our common stock issuable upon conversion of our Series A Preferred Stock in 2021 and 17.5 million shares of our common stock issuable upon conversion of our Series A Preferred Stock in 2020 was antidilutive.
(c)The potential impact of 0.1 million shares of Class A equity interests of Outfront Canada in 2022, 0.5 million shares of Class A equity interests of Outfront Canada in 2021 and 1.0 million shares of Class A equity interests of Outfront Canada in 2020 was antidilutive. (See Note 10. Equity to the Consolidated Financial Statements.)

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

As of December 31, 2022, guaranteed minimum annual payments are as follows:

(in millions)	Guaranteed Minimum Annual Payments
2023	$212.7
2024	213.8
2025	205.9
2026	205.8
2027	191.9
2028 and thereafter	435.6
Total minimum payments	$1,465.7

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

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements (Continued)

certain additional digital advertising screens and MTA communications displays in subway and train stations and rolling stock that the MTA may build or acquire in the future (collectively, the “New Inventory”).

•Recoupment of Equipment Deployment Costs. We may retain incremental revenues that exceed an annual base revenue amount for the cost of deploying advertising and communications displays throughout the transit system. As presented in the table below, recoupable MTA equipment deployment costs are recorded as Prepaid MTA equipment deployment costs and Intangible assets on our Consolidated Statement of Financial Position, and as these costs are recouped from incremental revenues that the MTA would otherwise be entitled to receive, Prepaid MTA equipment deployment costs will be reduced. If incremental revenues generated over the term of the agreement are not sufficient to cover all or a portion of the equipment deployment costs, the costs will not be recouped, which could have an adverse effect on our business, financial condition and results of operations. If we do not recoup all costs of deploying advertising and communications screens with respect to the New Inventory by the end of the term of the MTA Agreement, the MTA will be obligated to reimburse us for these costs. Deployment costs in an amount not to exceed $50.7 million, which are deemed authorized before December 31, 2020, will be paid directly by the MTA. For any deployment costs deemed authorized after December 31, 2020, the MTA and the Company will no longer be obligated to directly pay 70% and 30% of the costs, respectively, and these costs will be subject to recoupment in accordance with the MTA Agreement. We did not recoup any equipment deployment costs in 2022 and we do not expect to recoup any equipment deployment costs in 2023.

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

During 2022, we had no recoupment from incremental revenues and as of December 31, 2022, $49.1 million has been funded by the MTA. As of December 31, 2022, 14,153 digital displays had been installed, composed of 4,835 digital advertising screens on subway and train platforms and entrances, 5,022 smaller-format digital advertising screens on rolling stock and 4,296 MTA communications displays. In the fourth quarter of 2022, 496 installations occurred, for a total of 3,061 installations occurring in 2022.

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements (Continued)

(in millions)	Beginning Balance	Deployment Costs Incurred	Recoupment/MTA Funding	Amortization	Ending Balance
Year Ended December 31, 2022:
Prepaid MTA equipment deployment costs	$279.8	$83.4	$—	$—	$363.2
Other current assets	5.2	0.1	(3.7)	—	1.6
Intangible assets (franchise agreements)	63.0	5.4	—	(6.4)	62.0
Total	$348.0	$88.9	$(3.7)	$(6.4)	$426.8

Year Ended December 31, 2021:
Prepaid MTA equipment deployment costs	$204.6	$75.2	$—	$—	$279.8
Other current assets	28.0	6.2	(29.0)	—	5.2
Intangible assets (franchise agreements)	58.4	14.5	—	(9.9)	63.0
Total	$291.0	$95.9	$(29.0)	$(9.9)	$348.0

Letters of Credit

We have indemnification obligations with respect to letters of credit and surety bonds primarily used as security against non-performance in the normal course of business. As of December 31, 2022, the outstanding letters of credit were approximately $82.2 million and outstanding surety bonds were approximately $167.9 million, and were not recorded on the Consolidated Statements of Financial Position.

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

	Year Ended December 31,
(in millions)	2022	2021	2020
Revenues:
U.S. Media	$1,673.9	$1,382.0	$1,148.9
Other	98.2	81.9	87.4
Total revenues	$1,772.1	$1,463.9	$1,236.3

We present Operating income before Depreciation, Amortization, Net gain on dispositions, Stock-based compensation, Restructuring charges and an Impairment charge (“Adjusted OIBDA”) as the primary measure of profit and loss for our operating segments.

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements (Continued)

	Year Ended December 31,
(in millions)	2022	2021	2020
Net income (loss) before allocation to non-controlling interests	$149.1	$36.4	$(60.2)
(Benefit) provision for income taxes	9.4	(3.4)	1.1
Equity in earnings of investee companies, net of tax	(2.8)	(1.4)	0.6
Interest expense, net	131.8	130.4	131.1
Loss on extinguishment of debt	—	6.3	—
Other (income) loss, net	0.2	—	(0.1)
Operating income	287.7	168.3	72.5
Restructuring charges	—	—	5.8
Net (gain) loss on dispositions	0.2	(4.5)	(13.7)
Impairment charge	—	2.5	—
Depreciation and amortization	150.7	145.4	145.8
Stock-based compensation	33.8	28.6	22.9
Total Adjusted OIBDA	$472.4	$340.3	$233.3

Adjusted OIBDA:
U.S. Media	$501.2	$382.9	$268.9
Other	20.6	10.4	0.4
Corporate	(49.4)	(53.0)	(36.0)
Total Adjusted OIBDA	$472.4	$340.3	$233.3

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements (Continued)

	Year Ended December 31,
(in millions)	2022	2021	2020
Operating income (loss):
U.S. Media	$363.0	$248.5	$132.8
Other	7.9	1.4	(0.4)
Corporate	(83.2)	(81.6)	(59.9)
Total operating income	$287.7	$168.3	$72.5

Net (gain) loss on dispositions:
U.S. Media	$0.2	$(1.5)	$(1.4)
Other	—	(3.0)	(12.3)
Total (gain) loss on dispositions	$0.2	$(4.5)	$(13.7)

Impairment charge(a):
U.S. Media	$—	$2.5	$—
Total impairment charge	$—	$2.5	$—

Depreciation and amortization:
U.S. Media	$138.0	$133.4	$133.6
Other	12.7	12.0	12.2
Total depreciation and amortization	$150.7	$145.4	$145.8

Capital expenditures:
U.S. Media	$85.4	$69.3	$50.8
Other	4.4	4.5	2.7
Total capital expenditures	$89.8	$73.8	$53.5

(a)The Impairment charge in 2021 relates to an other-than-temporary decline in fair value of a cost-method investment.

	As of December 31,
(in millions)	2022	2021	2020
Assets:
U.S. Media	$5,732.1	$5,280.7	$4,977.2
Other	240.4	248.1	249.5
Corporate	17.5	395.9	670.2
Total assets	$5,990.0	$5,924.7	$5,896.9

	Year Ended December 31,
(in millions)	2022	2021	2020
Revenues(a):
United States	$1,680.2	$1,385.6	$1,176.5
Canada	91.9	78.3	59.8
Total revenues	$1,772.1	$1,463.9	$1,236.3

(a)Revenues classifications are based on the geography of the advertising.

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements (Continued)

	As of December 31,
(in millions)	2022	2021	2020
Long-lived assets(a):
United States	$5,391.0	$4,937.0	4,710.3
Canada	195.8	192.1	196.1
Total long-lived assets	$5,586.8	$5,129.1	$4,906.4

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our management has concluded that our internal control over financial reporting was effective as of December 31, 2022 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The effectiveness of our internal control over financial reporting as of December 31, 2022 has been audited by PricewaterhouseCoopers LLP (PCAOB ID 238), an independent registered public accounting firm, as stated in their report which appears in “Item 8. Financial Statements and Supplementary Data.”

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The Company has adopted a Code of Conduct that applies to all executive officers, employees and directors of the Company. In addition, the Company has adopted a Supplemental Code of Ethics applicable to our principal executive officer, principal financial officer, principal accounting officer and controller or persons performing similar functions. Both the Code of Conduct and the Supplemental Code of Ethics are available in the Investor Relations section of our website at www.outfront.com. We intend to satisfy the disclosure requirements under Item 5.05 of Form 8-K regarding any amendment to, or waiver from, a provision of the Code of Conduct or the Supplemental Code of Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer and controller or persons performing similar functions, and relates to any element of the definition of code of ethics set forth in Item 406(b) of Regulation S-K, by posting such information on our website at www.outfront.com.

All additional information required by this item is incorporated by reference to our Proxy Statement for the 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2022.

Item 11. Executive Compensation.

The information required by this item is incorporated by reference to our Proxy Statement for the 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2022.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated by reference to our Proxy Statement for the 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2022.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated by reference to our Proxy Statement for the 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2022.

Item 14. Principal Accounting Fees and Services.

The information required by this item is incorporated by reference to our Proxy Statement for the 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2022.

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

Page No.
Schedule II - Valuation and Qualifying Accounts for the years ended December 31, 2022, 2021 and 2020.	102
Schedule III - Schedule of Real Estate and Accumulated Depreciation as of December 31, 2022.	103

OUTFRONT Media Inc.
Schedule II—Valuation and Qualifying Accounts
(in millions)

Col. A	Col. B	Col. C			Col. D	Col. E
Description	Balance at Beginning of Period	Balance Acquired through Acquisitions	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
Allowance for doubtful accounts:
Year ended December 31, 2022	$18.5	$—	$4.9	$2.0	$5.2	$20.2
Year ended December 31, 2021	26.3	$—	(4.0)	0.5	4.3	18.5
Year ended December 31, 2020	12.1	—	20.1	0.1	6.0	26.3
Valuation allowance on deferred tax assets:
Year ended December 31, 2022	$0.4	$—	$11.9	$—	$0.4	$11.9
Year ended December 31, 2021	0.4	—	—	—	—	0.4
Year ended December 31, 2020	0.4	—	—	—	—	0.4

OUTFRONT Media Inc.
SCHEDULE III – Schedule of Real Estate and
Accumulated Depreciation
as of December 31, 2022
(in millions)

		Initial Cost		Cost Capitalized Subsequent to Acquisition	Gross Carrying Amount at December 31, 2022 (3)
Description (1)	Encumbrances	Land	Structures and Improvements		Land	Structures and Improvements	Total	Accumulated Depreciation	Construction Date	Acquisition Date	Useful Lives
Structures added prior to January 1, 2014
United States - 38,126 displays	—	(2)	(2)	(2)	$80.5	$1,490.8	$1,571.3	$(1,235.9)	Various	Various	3 to 20 years
Canada - 4,330 displays	—	(2)	(2)	(2)	1.5	274.0	275.5	(273.5)	Various	Various	3 to 20 years
					$82.0	$1,764.8	$1,846.8	$(1,509.4)
Structures added subsequent to January 1, 2014
United States - 2,869 displays		$30.2	$230.4	$(15.3)	$30.2	$215.1	$245.3	$(8.4)	Various	Various	3 to 20 years
Canada - 399 displays		—	26.6	0.3	—	26.9	26.9	(1.7)	Various	Various	3 to 20 years
		$30.2	$257.0	$(15.0)	$30.2	$242.0	$272.2	$(10.1)
Total
United States - 40,995 displays					$110.7	$1,705.9	$1,816.6	$(1,244.3)	Various	Various	3 to 20 years
Canada - 4,729 displays					1.5	300.9	302.4	(275.2)	Various	Various	3 to 20 years
					$112.2	$2,006.8	$2,119.0	$(1,519.5)
______________________
(1)No single asset exceeded 5% of the total gross carrying amount as of December 31, 2022.
(2)This information is omitted as it would be impracticable to compile on a site-by-site basis.
(3)Includes sites under construction.

The following table summarizes the activity for the Company’s real estate assets, which consist of advertising displays, and the related accumulated depreciation.

	2022	2021	2020
Gross real estate assets:
Balance at the beginning of the year	$2,040.3	$1,993.0	$1,962.2
New Investments	33.2	28.3	9.0
Redevelopments	50.9	15.3	20.3
Recurring capital expenditures	15.6	12.4	7.6
Purchase price accounting adjustments	—	0.7	—
Land acquisitions	9.7	5.0	—
Additions for construction of / improvements to structures	109.4	61.7	36.9
Assets sold or written-off	(9.0)	(14.6)	(14.8)
Foreign exchange	(21.7)	0.2	8.7
Balance at the end of the year	$2,119.0	$2,040.3	$1,993.0
Accumulated depreciation:
Balance at the beginning of the year	$1,490.9	$1,448.2	$1,391.3
Depreciation	56.1	56.0	61.6
Assets sold or written-off	(7.5)	(13.5)	(12.8)
Foreign exchange	(20.0)	0.2	8.1
Balance at the end of the year	$1,519.5	$1,490.9	$1,448.2

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

3.2	Amended and Restated Bylaws of OUTFRONT Media Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-36367), filed on December 9, 2022).

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

10.15
Form of Certificate and Terms and Conditions for Performance-Based Restricted Share Units Awards with Time Vesting granted under the OUTFRONT Media Inc. Amended and Restated Omnibus Stock Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021, File No. 001-36367).*

10.16
Form of Certificate and Terms and Conditions for Restricted Share Units Awards with Time Vesting granted under the OUTFRONT Media Inc. Amended and Restated Omnibus Stock Incentive Plan (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021, File No. 001-36367).*

10.17
Form of Certificate and Terms and Conditions for One-Time Performance-Based Restricted Share Units Awards with Time Vesting granted under the OUTFRONT Media Inc. Amended and Restated Omnibus Stock Incentive Plan (incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021, File No. 001-36367).*

10.18
Form of Certificate and Terms and Conditions for One-Time Restricted Share Units Awards with Time Vesting granted under the OUTFRONT Media Inc. Amended and Restated Omnibus Stock Incentive Plan (incorporated herein by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021, File No. 001-36367).*

10.19
Form of Certificate and Terms and Conditions for Restricted Share Units Awards with Time Vesting for Directors granted under the OUTFRONT Media Inc. Amended and Restated Omnibus Stock Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021, File No. 001-36367).*

10.20
Summary of Compensation for Outside Directors, effective June 7, 2022 and July 1, 2022 (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2022, File No. 001-36367).*

10.21
Employment Agreement with Jodi Senese, dated as of June 6, 2016 (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2016, File No. 001-36367).*

10.22
OUTFRONT Media Inc. Executive Change in Control Severance Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-36367), filed on December 14, 2015).*

10.23
Form of Participation Agreement under the OUTFRONT Media Inc. Executive Change in Control Severance Plan (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-36367), filed on December 14, 2015).*

10.24
Employment Agreement with Richard Sauer, dated as of February 24, 2017 (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2017, File No. 001-36367).*

10.25
Employment Agreement with Nancy Tostanoski, dated as of May 5, 2017 (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2017, File No. 001-36367).*

10.26
Employment Agreement with Andrew R. Sriubas, dated as of July 28, 2017 (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2017, File No. 001-36367).*

10.27
Employment Agreement with Jeremy J. Male, dated as of September 18, 2017 (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2017, File No. 001-36367).*

10.28
Employment Agreement with Clive Punter, dated as of December 8, 2017 (incorporated herein by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, File No. 001-36367).*

10.29
Employment agreement with Matthew Siegel, dated as of May 24, 2018 (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-36367), filed on May 24, 2018).*

10.30
Amendment No. 6 to Credit Agreement, dated as of April 15, 2020, by and among Outfront Media Capital LLC, Outfront Media Capital Corporation, the guarantors party thereto, Morgan Stanley Senior Funding, Inc. and the other lenders party thereto from time to time, to Credit Agreement, dated as of January 31, 2014, as amended (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-36367), filed on April 21, 2020).

10.31
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

10.32
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

10.33
Amendment No. 7, dated as of July 29, 2021, by and between the Metropolitan Transportation Authority and Outfront Media Group LLC, to Advertising License Agreement, entered into December 8, 2017 (effective as of November 1, 2017) (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-36367), filed on August 4, 2021).

10.34
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

Date:	February 23, 2023	OUTFRONT MEDIA INC.

		By:	/s/ Matthew Siegel
			Name:	Matthew Siegel
			Title:	Executive Vice President and Chief Financial Officer

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

Signature	Title	Date

/s/ Jeremy J. Male	Chairman and Chief Executive Officer	February 23, 2023
Jeremy J. Male	(Principal Executive Officer)

/s/ Matthew Siegel	Executive Vice President and Chief Financial Officer	February 23, 2023
Matthew Siegel	(Principal Financial Officer)

/s/ Patrick Martin	Senior Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)	February 23, 2023
Patrick Martin

/s/ Nicolas Brien	Director	February 23, 2023
Nicolas Brien

/s/ Angela Courtin	Director	February 23, 2023
Angela Courtin

/s/ Manuel A. Diaz	Director	February 23, 2023
Manuel A. Diaz

/s/ Michael J. Dominguez	Director	February 23, 2023
Michael J. Dominguez

/s/ Peter Mathes	Director	February 23, 2023
Peter Mathes

/s/ Susan M. Tolson	Director	February 23, 2023
Susan M. Tolson

/s/ Joseph H. Wender	Director	February 23, 2023
Joseph H. Wender