Form 10-Q
period 2023-03-31
OUTFRONT Media Inc.
filed 2023-05-08
CIK 1579877

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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

As of May 5, 2023, the number of shares outstanding of the registrant’s common stock was 164,986,946.

OUTFRONT MEDIA INC.
QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2023

PART I
Item 1.    Financial Statements.
OUTFRONT Media Inc.
Consolidated Statements of Financial Position
(Unaudited)

	As of
(in millions)	March 31, 2023	December 31, 2022
Assets:
Current assets:
Cash and cash equivalents	$42.8	$40.4
Receivables, less allowance ($18.3 in 2023 and $20.2 in 2022)	260.1	315.5
Prepaid lease and franchise costs	8.2	9.1
Other prepaid expenses	20.9	19.8
Other current assets	7.7	5.6
Total current assets	339.7	390.4
Property and equipment, net (Note 3)	700.1	699.8
Goodwill	2,076.5	2,076.4
Intangible assets (Note 4)	842.5	858.5
Operating lease assets (Note 5)	1,664.1	1,562.6
Prepaid MTA equipment deployment costs (Note 16)	382.0	363.2
Other assets	34.8	39.1
Total assets	$6,039.7	$5,990.0

Liabilities:
Current liabilities:
Accounts payable	$53.7	$65.4
Accrued compensation	33.0	68.0
Accrued interest	18.3	31.1
Accrued lease and franchise costs	45.7	64.9
Other accrued expenses	52.4	47.6
Deferred revenues	54.8	35.3
Short-term debt (Note 8)	115.0	30.0
Short-term operating lease liabilities (Note 5)	201.6	188.1
Other current liabilities	19.6	21.2
Total current liabilities	594.1	551.6
Long-term debt, net (Note 8)	2,627.3	2,626.0
Deferred income tax liabilities, net	16.2	15.2
Asset retirement obligation (Note 6)	37.8	37.8
Operating lease liabilities (Note 5)	1,459.6	1,369.0
Other liabilities	40.4	41.2
Total liabilities	4,775.4	4,640.8

Commitments and contingencies (Note 16)

Preferred stock (2023 - 50.0 shares authorized, and 0.1 shares of Series A Preferred Stock issued and outstanding; 2022 - 50.0 shares authorized, and 0.1 shares of Series A Preferred Stock issued and outstanding) (Note 9)	119.8	119.8
Stockholders’ equity (Note 9):
Common stock (2023 - 450.0 shares authorized, and 165.0 shares issued and outstanding; 2022 - 450.0 shares authorized, and 164.2 issued and outstanding)	1.6	1.6
Additional paid-in capital	2,411.8	2,416.3
Distribution in excess of earnings	(1,264.2)	(1,183.4)
Accumulated other comprehensive loss	(8.8)	(9.1)
Total stockholders’ equity	1,140.4	1,225.4
Non-controlling interests	4.1	4.0
Total equity	1,264.3	1,349.2
Total liabilities and equity	$6,039.7	$5,990.0
See accompanying notes to unaudited consolidated financial statements.

OUTFRONT Media Inc.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended
	March 31,
(in millions, except per share amounts)	2023	2022
Revenues:
Billboard	$320.6	$298.2
Transit and other	75.2	75.3
Total revenues	395.8	373.5
Expenses:
Operating	235.5	212.8
Selling, general and administrative	107.9	98.4
Net (gain) loss on dispositions	0.3	(0.3)
Depreciation	20.1	19.3
Amortization	21.8	14.8
Total expenses	385.6	345.0
Operating income	10.2	28.5
Interest expense, net	(37.7)	(30.7)
Other expense, net	—	(0.1)
Loss before benefit (provision) for income taxes and equity in earnings of investee companies	(27.5)	(2.3)
Benefit (provision) for income taxes	(0.4)	2.1
Equity in earnings of investee companies, net of tax	(0.8)	0.3
Net income (loss) before allocation to non-controlling interests	(28.7)	0.1
Net income attributable to non-controlling interests	0.2	0.2
Net loss attributable to OUTFRONT Media Inc.	$(28.9)	$(0.1)

Net loss per common share:
Basic	$(0.19)	$(0.04)
Diluted	$(0.19)	$(0.04)

Weighted average shares outstanding:
Basic	164.5	152.0
Diluted	164.5	152.0
See accompanying notes to unaudited consolidated financial statements.

OUTFRONT Media Inc.
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended
	March 31,
(in millions)	2023	2022
Net income (loss) before allocation to non-controlling interests	$(28.7)	$0.1
Net income attributable to non-controlling interests	0.2	0.2
Net loss attributable to OUTFRONT Media Inc.	(28.9)	(0.1)
Other comprehensive income, net of tax:
Cumulative translation adjustments	0.3	2.7
Change in fair value of interest rate swap agreements	—	0.3
Total other comprehensive income, net of tax	0.3	3.0
Total comprehensive income (loss)	$(28.6)	$2.9
See accompanying notes to unaudited consolidated financial statements.

OUTFRONT Media Inc.
Consolidated Statements of Equity
(Unaudited)

			Stockholders’ Equity
(in millions, except per share amounts)	Shares of Series A Preferred Stock	Series A Preferred Stock ($0.01 per share par value)	Shares of Common Stock	Common Stock ($0.01 per share par value)	Additional Paid-In Capital	Distribution in Excess of Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Non-Controlling Interests	Total Equity
Balance as of December 31, 2021	0.4	$383.4	145.6	$1.5	$2,119.0	$(1,122.0)	$(4.4)	$994.1	$13.0	$1,390.5
Net income (loss)	—	—	—	—	—	(0.1)	—	(0.1)	0.2	0.1
Other comprehensive income	—	—	—	—	—	—	3.0	3.0	—	3.0
Stock-based payments:
Vested	—	—	1.0	—	—	—	—	—	—	—
Amortization	—	—	—	—	7.9	—	—	7.9	—	7.9
Shares paid for tax withholding for stock-based payments	—	—	(0.4)	—	(10.9)	—	—	(10.9)	—	(10.9)
Series A Preferred Stock conversions	(0.3)	(266.8)	17.4	0.1	266.7	—	—	266.8	—	—
Class A equity interest redemptions	—	—	0.4	—	8.6	—	—	8.6	(8.6)	—
Series A Preferred Stock dividends (7%)	—	3.2	—	—	—	(5.4)	—	(5.4)	—	(2.2)
Dividends ($0.30 per share)	—	—	—	—	—	(49.3)	—	(49.3)	—	(49.3)
Other	—	—	—	—	—	—	—	—	(0.2)	(0.2)
Balance as of March 31, 2022	0.1	$119.8	164.0	$1.6	$2,391.3	$(1,176.8)	$(1.4)	$1,214.7	$4.4	$1,338.9

Balance as of December 31, 2022	0.1	$119.8	164.2	$1.6	$2,416.3	$(1,183.4)	$(9.1)	$1,225.4	$4.0	$1,349.2
Net income (loss)	—	—	—	—	—	(28.9)	—	(28.9)	0.2	(28.7)
Other comprehensive income	—	—	—	—	—	—	0.3	0.3	—	0.3
Stock-based payments:
Vested	—	—	1.4	—	—	—	—	—	—	—
Amortization	—	—	—	—	7.8	—	—	7.8	—	7.8
Shares paid for tax withholding for stock-based payments	—	—	(0.6)	—	(12.3)	—	—	(12.3)	—	(12.3)
Series A Preferred Stock dividends (7%)	—	—	—	—	—	(2.2)	—	(2.2)	—	(2.2)
Dividends ($0.30 per share)	—	—	—	—	—	(49.7)	—	(49.7)	—	(49.7)
Other	—	—	—	—	—	—	—	—	(0.1)	(0.1)
Balance as of March 31, 2023	0.1	$119.8	165.0	$1.6	$2,411.8	$(1,264.2)	$(8.8)	$1,140.4	$4.1	$1,264.3
See accompanying notes to unaudited consolidated financial statements.

OUTFRONT Media Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31,
(in millions)	2023	2022
Operating activities:
Net loss attributable to OUTFRONT Media Inc.	$(28.9)	$(0.1)
Adjustments to reconcile net loss to net cash flow provided by operating activities:
Net income attributable to non-controlling interests	0.2	0.2
Depreciation and amortization	41.9	34.1
Deferred tax (benefit) provision	1.0	(1.3)
Stock-based compensation	7.8	7.9
Provision for doubtful accounts	1.4	1.7
Accretion expense	0.8	0.7
Net (gain) loss on dispositions	0.3	(0.3)
Equity in earnings of investee companies, net of tax	0.8	(0.3)
Distributions from investee companies	0.8	0.3
Amortization of deferred financing costs and debt discount and premium	1.6	1.6
Change in assets and liabilities, net of investing and financing activities:
Decrease in receivables	54.0	44.1
Increase in prepaid MTA equipment deployment costs	(18.8)	(15.4)
Increase (decrease) in prepaid expenses and other current assets	(1.0)	3.4
Decrease in accounts payable and accrued expenses	(70.9)	(64.2)
Increase in operating lease assets and liabilities	4.2	1.7
Increase in deferred revenues	19.5	12.1
Decrease in income taxes	(4.2)	(3.0)
Other, net	(1.1)	(2.7)
Net cash flow provided by operating activities	9.4	20.5

Investing activities:
Capital expenditures	(22.6)	(16.9)
Acquisitions	(5.1)	(9.6)
MTA franchise rights	(0.1)	(2.1)
Net proceeds from dispositions	0.1	0.8
Net cash flow used for investing activities	(27.7)	(27.8)

Financing activities:
Proceeds from borrowings under short-term debt facilities	85.0	—
Taxes withheld for stock-based compensation	(12.3)	(10.9)
Dividends	(52.0)	(51.5)
Net cash flow provided by (used for) financing activities	20.7	(62.4)
Effect of exchange rate changes on cash and cash equivalents	—	0.6
Net increase (decrease) in cash and cash equivalents	2.4	(69.1)
Cash and cash equivalents at beginning of period	40.4	424.8
Cash and cash equivalents at end of period	$42.8	$355.7

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$3.6	$2.1
Cash paid for interest	49.2	42.6

Non-cash investing and financing activities:
Accrued purchases of property and equipment	$5.9	$7.3
Accrued MTA franchise rights	3.0	3.8
Taxes withheld for stock-based compensation	—	0.1
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

Basis of Presentation and Use of Estimates

The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules of the Securities and Exchange Commission (the “SEC”). In the opinion of our management, the accompanying unaudited consolidated financial statements reflect all adjustments, consisting of normal and recurring adjustments, necessary for a fair statement of our financial position, results of operations and cash flows for the periods presented. These financial statements should be read in conjunction with the more detailed financial statements and notes thereto, included in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on February 23, 2023.

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

Out-of-Period Adjustment

For the three months ended March 31, 2023, the Company recorded an out-of-period adjustment relating to variable billboard property lease expenses and accrued lease and franchise costs in 2022, resulting in a $5.2 million increase in Operating expenses for the three months ended March 31, 2023. The Company assessed the materiality of the amount reflected in this adjustment on its previously issued financial statements in accordance with the SEC’s Staff Accounting Bulletin (“SAB”) No. 99 and SAB No. 108 and concluded that the amount was not material, individually or in the aggregate, to any of its previously issued financial statements.

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)
Note 2. New Accounting Standards

Adoption of New Accounting Standards

In the first quarter of 2023, we adopted the Financial Accounting Standards Board’s (the “FASB”) guidance on the recognition and measurement of contract assets and contract liabilities acquired in a business combination. At the acquisition date, the acquirer should account for the related revenue contracts as if it had originated the contracts. The guidance also provides certain practical expedients for acquirers when recognizing and measuring acquired contract assets and contract liabilities from revenue contracts in a business combination. We will implement this guidance when accounting for business combinations in the future.

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

Note 3. Property and Equipment, Net

The table below presents the balances of major classes of assets and accumulated depreciation.

		As of
(in millions)	Estimated Useful Lives	March 31, 2023	December 31, 2022
Land		$112.2	$112.2
Buildings	15 to 35 years	56.6	56.5
Advertising structures	3 to 20 years	2,015.8	2,006.8
Furniture, equipment and other	3 to 10 years	190.2	183.4
Construction in progress		41.8	38.5
		2,416.6	2,397.4
Less: Accumulated depreciation		1,716.5	1,697.6
Property and equipment, net		$700.1	$699.8

Depreciation expense was $20.1 million in the three months ended March 31, 2023, and $19.3 million in the three months ended March 31, 2022.

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

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)
Our identifiable intangible assets consist of the following:

(in millions)	Gross	Accumulated Amortization	Net
As of March 31, 2023:
Permits and leasehold agreements	$1,601.8	$(884.7)	$717.1
Franchise agreements	533.2	(423.1)	110.1
Other intangible assets	20.1	(4.8)	15.3
Total intangible assets	$2,155.1	$(1,312.6)	$842.5

As of December 31, 2022:
Permits and leasehold agreements	$1,597.6	$(868.7)	$728.9
Franchise agreements	533.2	(418.6)	114.6
Other intangible assets	18.9	(3.9)	15.0
Total intangible assets	$2,149.7	$(1,291.2)	$858.5

In the three months ended March 31, 2023, we acquired approximately 30 displays, resulting in amortizable intangible assets for permits and leasehold agreements of $5.7 million, which are amortized using the straight-line method over their estimated useful lives, an average period of 10.1 years.

All of our intangible assets, except goodwill, are subject to amortization. Amortization expense was $21.8 million in the three months ended March 31, 2023, and $14.8 million in the three months ended March 31, 2022.

Note 5. Leases

Lessee

The following table presents our operating lease assets and liabilities:

	As of
(in millions, except years and percentages)	March 31, 2023	December 31, 2022
Operating lease assets	$1,664.1	$1,562.6
Short-term operating lease liabilities	201.6	188.1
Non-current operating lease liabilities	1,459.6	1,369.0

Weighted-average remaining lease term	10.8 years	11.0 years
Weighted-average discount rate	6.0%	5.8%

The components of our lease expenses were as follows:

	Three Months Ended
	March 31,
(in millions)	2023	2022
Operating expenses(a)	$120.9	$106.7
Selling, general and administrative expenses	3.1	2.7
Variable costs(a)	32.5	25.0

Cash paid for operating leases	137.7	118.4
Leased assets obtained in exchange for new operating lease liabilities	172.1	81.9
(a)Includes an out-of-period adjustment of $5.2 million recorded in the three months ended March 31, 2023, related to variable billboard property lease expenses (see Note 1. Description of Business and Basis of Presentation).

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)
For each of the three months ended March 31, 2023 and 2022, sublease income related to office properties was immaterial.

Lessor

We recorded rental income of $298.4 million for the three months ended March 31, 2023, and $288.3 million for the three months ended March 31, 2022, in Revenues on our Consolidated Statement of Operations.

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

(in millions)
As of December 31, 2022	$37.8
Accretion expense	0.8
Liabilities settled	(0.8)
As of March 31, 2023	$37.8

Note 7. Related Party Transactions

On January 18, 2023, we entered into a transaction with an affiliate of Providence Equity Partners L.L.C. (the “Providence Affiliate”) in connection with the Providence Affiliate’s purchase of a lease for certain outdoor advertising assets (the “Assets”) from a third-party seller. Pursuant to an agreement between us and the Providence Affiliate (the “Billboard Agreement”), we agreed to exclusively market, license and make advertising space available on the Assets to third-party advertisers for a term of up to ten years (the “Transaction”). In return, we will retain all revenues from the sale of advertising with respect to the Assets less the following payments to the Providence Affiliate or its payment designee, as applicable: (i) a minimum annual guarantee payment paid to the Providence Affiliate’s payment designee that increases from approximately $1.8 million to $3.5 million during the term of the Billboard Agreement; (ii) a minimum annual guarantee payment paid to the Providence Affiliate that increases from $8.5 million to $12.0 million by year six and adjusted for inflation thereafter through year ten; (iii) a percentage revenue share payment on gross revenues generated above $22.0 million paid to the Providence Affiliate during the term of the Billboard Agreement; (iv) a percentage revenue share payment on net revenues until $100.0 million is paid to the Providence Affiliate or its payment designee, as applicable; and (v) a one-time payment of $10.0 million paid to the Providence Affiliate on the fifth anniversary of the closing of the Transaction (the “Transaction Closing”) if we have not yet acquired the Assets as described below. The Billboard Agreement also provides that (i) we have the option to acquire the Assets from the Providence Affiliate between the third and seventh anniversaries of the Transaction Closing at pre-agreed prices depending on the time at which we exercise the option; (ii) prior to the seventh anniversary of the Transaction Closing, we have a right of first offer prior to any sale of the Assets by the Providence Affiliate to a third-party; and (iii) in the event of a termination of the Billboard Agreement by the Providence Affiliate after a sale to a third-party, we may in certain circumstances be entitled to receive a termination payment. As of March 31, 2023, operating lease assets related to the Billboard Agreement were $97.0 million and non-current operating lease liabilities related to the Billboard Agreement were $95.0 million, and are included in Operating lease assets and non-current Operating lease liabilities, respectively, on the Consolidated Statements of Financial Position. Billboard revenues related to the Billboard Agreement were $1.9 million and operating lease expenses related to the Billboard Agreement were $2.3 million in the three months ended March 31, 2023, and are recorded in Revenues and Operating expenses, respectively, on the Consolidated Statement of Operations.

We have a 50% ownership interest in two joint ventures that operate transit shelters in the greater Los Angeles area and Vancouver, and four joint ventures which currently operate a total of seven billboard displays in New York and Boston. All of these joint ventures are accounted for as equity investments. These investments totaled $10.6 million as of March 31, 2023, and $12.2 million as of December 31, 2022, and are included in Other assets on the Consolidated Statements of Financial Position. We provided sales and management services to these joint ventures and recorded management fees in Revenues on the Consolidated Statement of Operations of $1.0 million in the three months ended March 31, 2023, and $1.7 million in the three months ended March 31, 2022.

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)
Note 8. Debt

Debt, net, consists of the following:

	As of
(in millions, except percentages)	March 31, 2023	December 31, 2022
Short-term debt:
AR Facility	$115.0	$30.0
Total short-term debt	115.0	30.0

Long-term debt:
Term loan, due 2026	598.7	598.6

Senior unsecured notes:
6.250% senior unsecured notes, due 2025	400.0	400.0
5.000% senior unsecured notes, due 2027	650.0	650.0
4.250% senior unsecured notes, due 2029	500.0	500.0
4.625% senior unsecured notes, due 2030	500.0	500.0
Total senior unsecured notes	2,050.0	2,050.0

Debt issuance costs	(21.4)	(22.6)
Total long-term debt, net	2,627.3	2,626.0

Total debt, net	$2,742.3	$2,656.0

Weighted average cost of debt	5.4%	5.2%

Term Loan

The interest rate on the term loan due in 2026 (the “Term Loan”) was 6.6% per annum as of March 31, 2023. As of March 31, 2023, a discount of $1.3 million on the Term Loan remains unamortized. The discount is being amortized through Interest expense, net, on the Consolidated Statement of Operations.

Revolving Credit Facility

We also have a $500.0 million revolving credit facility, which matures in 2024 (the “Revolving Credit Facility,” together with the Term Loan, the “Senior Credit Facilities”).

As of March 31, 2023, there were no outstanding borrowings under the Revolving Credit Facility.

The commitment fee based on the amount of unused commitments under the Revolving Credit Facility was $0.4 million in each of the three months ended March 31, 2023 and 2022. As of March 31, 2023, we had issued letters of credit totaling approximately $6.4 million against the letter of credit facility sublimit under the Revolving Credit Facility.

Standalone Letter of Credit Facilities

As of March 31, 2023, we had issued letters of credit totaling approximately $77.0 million under our aggregate $81.0 million standalone letter of credit facilities. The total fees under the letter of credit facilities were immaterial in each of the three months ended March 31, 2023 and 2022.

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)
Accounts Receivable Securitization Facility

As of March 31, 2023, we have a $150.0 million revolving accounts receivable securitization facility (the “AR Facility”), which terminates in May 2025, unless further extended.

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

As of March 31, 2023, there were $115.0 million outstanding borrowings under the AR Facility, at a borrowing rate of 5.7%. As of March 31, 2023, borrowing capacity remaining under the AR Facility was $21.5 million based on approximately $293.1 million of accounts receivable that could be used as collateral for the AR Facility in accordance with the agreements governing the AR Facility. The commitment fee based on the amount of unused commitments under the AR Facility was $0.1 million for the three months ended March 31, 2023, and immaterial for the three months ended March 31, 2022.

Debt Covenants

Our credit agreement, dated as of January 31, 2014 (as amended, supplemented or otherwise modified, the “Credit Agreement”), governing the Senior Credit Facilities, the agreements governing the AR Facility, and the indentures governing our senior unsecured notes contain customary affirmative and negative covenants, subject to certain exceptions, including but not limited to those that restrict the Company’s and its subsidiaries’ abilities to (i) pay dividends on, repurchase or make distributions in respect to the Company’s or its wholly-owned subsidiary, Outfront Media Capital LLC’s capital stock or make other restricted payments other than dividends or distributions necessary for us to maintain our REIT status, subject to certain conditions and exceptions, (ii) enter into agreements restricting certain subsidiaries’ ability to pay dividends or make other intercompany or third-party transfers, and (iii) incur additional indebtedness. One of the exceptions to the restriction on our ability to incur additional indebtedness is satisfaction of a Consolidated Total Leverage Ratio, which is the ratio of our consolidated total debt to our Consolidated EBITDA (as defined in the Credit Agreement) for the trailing four consecutive quarters, of no greater than 6.0 to 1.0. As of March 31, 2023, our Consolidated Total Leverage Ratio was 5.1 to 1.0 in accordance with the Credit Agreement.

The terms of the Credit Agreement (and under certain circumstances, the agreements governing the AR Facility) require that we maintain a Consolidated Net Secured Leverage Ratio, which is the ratio of (i) our consolidated secured debt (less up to $150.0 million of unrestricted cash) to (ii) our Consolidated EBITDA (as defined in the Credit Agreement) for the trailing four consecutive quarters, of no greater than 4.5 to 1.0. As of March 31, 2023, our Consolidated Net Secured Leverage Ratio was 1.1 to 1.0 in accordance with the Credit Agreement. As of March 31, 2023, we are in compliance with our debt covenants.

Deferred Financing Costs

As of March 31, 2023, we had deferred $23.1 million in fees and expenses associated with the Term Loan, Revolving Credit Facility, AR Facility and our senior unsecured notes. We are amortizing the deferred fees through Interest expense, net, on our Consolidated Statement of Operations over the respective terms of the Term Loan, Revolving Credit Facility, AR Facility and our senior unsecured notes.

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)
Fair Value

Under the fair value hierarchy, observable inputs such as unadjusted quoted prices in active markets for identical assets or liabilities are defined as Level 1; observable inputs other than quoted prices included within Level 1 that are either directly or indirectly observable for the asset or liability are defined as Level 2; and unobservable inputs for the asset or liability are defined as Level 3. The aggregate fair value of our debt, which is estimated based on quoted market prices of similar liabilities, was approximately $2.5 billion as of both March 31, 2023, and December 31, 2022. The fair value of our debt as of both March 31, 2023, and December 31, 2022, is classified as Level 2.

Note 9. Equity

As of March 31, 2023, 450,000,000 shares of our common stock, par value $0.01 per share, were authorized; 164,981,632 shares were issued and outstanding; and 50,000,000 shares of our preferred stock, par value $0.01 per share, were authorized, with 125,000 shares of our Series A Convertible Perpetual Preferred Stock (the “Series A Preferred Stock”), par value $0.01 per share, issued and outstanding.

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

During the three months ended March 31, 2023, we paid cash dividends of $2.2 million on the Series A Preferred Stock. As of March 31, 2023, the maximum number of shares of common stock that could be required to be issued on conversion of the outstanding shares of Series A Preferred Stock was approximately 7.8 million shares.

We have a sales agreement in connection with an “at-the-market” equity offering program (the “ATM Program”), under which we may, from time to time, issue and sell shares of our common stock up to an aggregate offering price of $300.0 million. We have no obligation to sell any of our common stock under the sales agreement and may at any time suspend solicitations and offers under the sales agreement. No shares were sold under the ATM Program during the three months ended March 31, 2023. As of March 31, 2023, we had approximately $232.5 million of capacity remaining under the ATM Program.

On May 3, 2023, we announced that our board of directors approved a quarterly cash dividend of $0.30 per share on our common stock, payable on June 30, 2023, to stockholders of record at the close of business on June 2, 2023.

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)
Note 10. Revenues

The following table summarizes revenues by source:

	Three Months Ended
	March 31,
(in millions)	2023	2022
Billboard:
Static displays	$215.1	$206.0
Digital displays	88.9	81.4
Other	16.6	10.8
Billboard revenues	320.6	298.2
Transit:
Static displays	38.8	41.2
Digital displays	28.1	25.9
Other	6.5	6.4
Total transit revenues	73.4	73.5
Other	1.8	1.8
Transit and other revenues	75.2	75.3
Total revenues	$395.8	$373.5

Rental income was $298.4 million in the three months ended March 31, 2023, and $288.3 million in the three months ended March 31, 2022, and is recorded in Billboard revenues on the Consolidated Statement of Operations.

The following table summarizes revenues by geography:

	Three Months Ended
	March 31,
(in millions)	2023	2022
United States:
Billboard	$306.1	$283.4
Transit and other	70.3	70.8
Other	1.8	1.8
Total United States revenues	378.2	356.0
Canada	17.6	17.5
Total revenues	$395.8	$373.5

We recognized substantially all of the Deferred revenues on the Consolidated Statement of Financial Position as of December 31, 2022, during the three months ended March 31, 2023.

Note 11. Acquisitions

We completed several asset acquisitions for a total purchase price of approximately $5.1 million in the three months ended March 31, 2023, and $9.6 million in the three months ended March 31, 2022.

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

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)
Note 12. Stock-Based Compensation

The following table summarizes our stock-based compensation expense for the three months ended March 31, 2023 and 2022.

	Three Months Ended
	March 31,
(in millions)	2023	2022
Stock-based compensation expenses (restricted share units (“RSUs”) and performance-based RSUs (“PRSUs”)), before income taxes	$7.8	$7.9
Tax benefit	(0.4)	(0.4)
Stock-based compensation expense, net of tax	$7.4	$7.5

As of March 31, 2023, total unrecognized compensation cost related to non-vested RSUs and PRSUs was $51.9 million, which is expected to be recognized over a weighted average period of 2.1 years.

RSUs and PRSUs

The following table summarizes activity for the three months ended March 31, 2023, of RSUs and PRSUs issued to our employees.

	Activity	Weighted Average Per Share Grant Date Fair Market Value
Non-vested as of December 31, 2022	2,644,039	$24.28
Granted:
RSUs	1,036,567	19.17
PRSUs	619,447	20.54
Vested:
RSUs	(871,327)	24.82
PRSUs	(514,611)	25.37
Forfeitures:
RSUs	(17,613)	24.64
PRSUs	(4,635)	23.31
Non-vested as of March 31, 2023	2,891,867	21.25

Note 13. Retirement Benefits

The following table presents the components of net periodic pension cost and amounts recognized in other comprehensive income (loss) for our pension plans:

	Three Months Ended
	March 31,
(in millions)	2023	2022
Components of net periodic pension cost:
Interest cost	$0.6	$0.5
Expected return on plan assets	(0.7)	(0.7)
Net periodic pension cost	$(0.1)	$(0.2)

In 2023, we do not expect to contribute to our defined benefit pension plans.

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)
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

In the three months ended March 31, 2023 and 2022, our effective tax rate differed from the U.S. federal statutory income tax rate primarily due to our REIT status, including the dividends paid deduction, the impact of state and local taxes, and the effect of foreign operations.

Note 15. Earnings Per Share (“EPS”)

	Three Months Ended
	March 31,
(in millions)	2023	2022
Net loss available for common stockholders	$(28.9)	$(0.1)
Less: Distributions to holders of Series A Preferred Stock	2.2	5.4
Less: Distributions to holders of Class A equity interests of a subsidiary	—	0.1
Net loss available for common stockholders, basic and diluted	$(31.1)	$(5.6)

Weighted average shares for basic and diluted EPS(a)(b)(c)	164.5	152.0

(a)The potential impact of 1.4 million granted RSUs and PRSUs in the three months ended March 31, 2023, and 1.1 million granted RSUs, PRSUs and stock options in the three months ended March 31, 2022, were antidilutive.
(b)The potential impact of 7.8 million shares of our common stock issuable upon conversion of the Series A Preferred Stock in the three months ended March 31, 2023, and 19.1 million shares of our common stock issuable upon conversion of the Series A Preferred Stock in the three months ended March 31, 2022, were antidilutive.
(c)The potential impact of 0.3 million of Class A equity interests of a subsidiary of the Company that controls its Canadian business in the three months ended March 31, 2022, was antidilutive.

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

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)

•Recoupment of Equipment Deployment Costs. We may retain incremental revenues that exceed an annual base revenue amount for the cost of deploying advertising and communications displays throughout the transit system. As presented in the table below, recoupable MTA equipment deployment costs are recorded as Prepaid MTA equipment deployment costs and Intangible assets on our Consolidated Statement of Financial Position, and as these costs are recouped from incremental revenues that the MTA would otherwise be entitled to receive, Prepaid MTA equipment deployment costs will be reduced. If incremental revenues generated over the term of the agreement are not sufficient to cover all or a portion of the equipment deployment costs, the costs will not be recouped, which could have an adverse effect on our business, financial condition and results of operations. If we do not recoup all costs of deploying advertising and communications screens with respect to the New Inventory by the end of the term of the MTA Agreement, the MTA will be obligated to reimburse us for these costs. Deployment costs in an amount not to exceed $50.7 million, which are deemed authorized before December 31, 2020, will be paid directly by the MTA. For any deployment costs deemed authorized after December 31, 2020, the MTA and the Company will no longer be obligated to directly pay 70% and 30% of the costs, respectively, and these costs will be subject to recoupment in accordance with the MTA Agreement. We did not recoup any equipment deployment costs in the three months ended March 31, 2023, and we do not expect to recoup any equipment deployment costs in the remainder of 2023.

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

During the three months ended March 31, 2023, we had no recoupment from incremental revenues. As of March 31, 2023, 15,200 digital displays had been installed, composed of 5,002 digital advertising screens on subway and train platforms and entrances, 5,658 smaller-format digital advertising screens on rolling stock and 4,540 MTA communications displays. In the three months ended March 31, 2023, 1,047 installations occurred.

(in millions)	Beginning Balance	Deployment Costs Incurred	Recoupment/MTA Funding	Amortization	Ending Balance
Three months ended March 31, 2023:
Prepaid MTA equipment deployment costs	$363.2	$18.8	$—	$—	$382.0
Other current assets	1.6	—	—	—	1.6
Intangible assets (franchise agreements)	62.0	—	—	(2.0)	60.0
Total	$426.8	$18.8	$—	$(2.0)	$443.6

Year ended December 31, 2022:
Prepaid MTA equipment deployment costs	$279.8	$83.4	$—	$—	$363.2
Other current assets	5.2	0.1	(3.7)	—	1.6
Intangible assets (franchise agreements)	63.0	5.4	—	(6.4)	62.0
Total	$348.0	$88.9	$(3.7)	$(6.4)	$426.8

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)

Letters of Credit

We have indemnification obligations with respect to letters of credit and surety bonds primarily used as security against non-performance in the normal course of business. As of March 31, 2023, the outstanding letters of credit were approximately $83.4 million and outstanding surety bonds were approximately $169.9 million, and were not recorded on the Consolidated Statements of Financial Position.

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

The following tables set forth our financial performance by segment.

	Three Months Ended
	March 31,
(in millions)	2023	2022
Revenues:
U.S. Media	$376.4	$354.2
Other	19.4	19.3
Total revenues	$395.8	$373.5

We present Operating income before Depreciation, Amortization, Net (gain) loss on dispositions and Stock-based compensation (“Adjusted OIBDA”) as the primary measure of profit and loss for our operating segments.

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)

	Three Months Ended
	March 31,
(in millions)	2023	2022
Net income (loss) before allocation to non-controlling interests	$(28.7)	$0.1
(Benefit) provision for income taxes	0.4	(2.1)
Equity in earnings of investee companies, net of tax	0.8	(0.3)
Interest expense, net	37.7	30.7
Other expense, net	—	0.1
Operating income	10.2	28.5
Net (gain) loss on dispositions	0.3	(0.3)
Depreciation and amortization	41.9	34.1
Stock-based compensation	7.8	7.9
Total Adjusted OIBDA	$60.2	$70.2

Adjusted OIBDA:
U.S. Media	$72.1	$80.1
Other	1.1	0.6
Corporate	(13.0)	(10.5)
Total Adjusted OIBDA	$60.2	$70.2

	Three Months Ended
	March 31,
(in millions)	2023	2022
Operating income (loss):
U.S. Media	$33.3	$49.3
Other	(2.3)	(2.4)
Corporate	(20.8)	(18.4)
Total operating income	$10.2	$28.5

Net gain (loss) on dispositions:
U.S. Media	$0.3	$(0.3)
Total gain (loss) on dispositions	$0.3	$(0.3)

Depreciation and amortization:
U.S. Media	$38.5	$31.1
Other	3.4	3.0
Total depreciation and amortization	$41.9	$34.1

Capital expenditures:
U.S. Media	$22.0	$16.1
Other	0.6	0.8
Total capital expenditures	$22.6	$16.9

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)

	As of
(in millions)	March 31, 2023	December 31, 2022
Assets:
U.S. Media	$5,772.9	$5,732.1
Other	235.3	240.4
Corporate	31.5	17.5
Total assets	$6,039.7	$5,990.0

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with our historical consolidated financial statements and the notes thereto appearing in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the Securities and Exchange Commission (the “SEC”) on February 23, 2023, and the unaudited consolidated financial statements and the notes thereto included in this Quarterly Report on Form 10-Q. This MD&A contains forward-looking statements that involve numerous risks and uncertainties. The forward-looking statements are subject to a number of important factors, including, but not limited to, those factors discussed in the sections entitled “Risk Factors” in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on February 23, 2023, and the section entitled “Cautionary Statement Regarding Forward-Looking Statements” in this Quarterly Report on Form 10-Q, that could cause our actual results to differ materially from the results described herein or implied by such forward-looking statements. Except as otherwise indicated or unless the context otherwise requires, all references in this Quarterly Report on Form 10-Q to (i) “OUTFRONT Media,” “the Company,” “we,” “our,” “us” and “our company” mean OUTFRONT Media Inc., a Maryland corporation, and unless the context requires otherwise, its consolidated subsidiaries, and (ii) the “25 largest markets in the U.S.,” “approximately 150 markets in the U.S. and Canada” and “Nielsen Designated Market Areas” are based, in whole or in part, on Nielsen Media Research’s 2023 Designated Market Area rankings.

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

U.S. Media. Our U.S. Media segment generated 18% of its revenues in the New York City metropolitan area in the three months ended March 31, 2023, and 19% in the three months ended March 31, 2022, and generated 15% in the Los Angeles metropolitan area in the three months ended March 31, 2023 and 17% in the three months ended March 31, 2022. In the three months ended March 31, 2023, our U.S. Media segment generated $376.4 million of Revenues and $72.1 million of Operating income before Depreciation, Amortization, Net gain (loss) on dispositions and Stock-based compensation (“Adjusted OIBDA”). In the three months ended March 31, 2022, our U.S. Media segment generated $354.2 million of Revenues and $80.1 million of Adjusted OIBDA. (See the “Segment Results of Operations” section of this MD&A.)

Other (includes International). In the three months ended March 31, 2023, Other generated $19.4 million of Revenues and $1.1 million of Adjusted OIBDA. In the three months ended March 31, 2022, Other generated $19.3 million of Revenues and $0.6 million of Adjusted OIBDA.

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

We built or converted 17 new digital billboard displays in the U.S. and 4 in Canada during the three months ended March 31, 2023. Additionally, in the three months ended March 31, 2023, we entered into marketing arrangements to sell advertising on 15 third-party digital billboard displays in the U.S and 7 in Canada. In the three months ended March 31, 2023, we built, converted or replaced 1,075 digital transit and other displays in the U.S. and 17 in Canada. The following table sets forth information regarding our digital displays.

	Digital Revenues (in millions) for the Three Months Ended March 31, 2023(a)			Number of Digital Displays as of March 31, 2023(a)
Location	Digital Billboard	Digital Transit and Other	Total Digital Revenues	Digital Billboard Displays	Digital Transit and Other Displays	Total Digital Displays
United States	$83.1	$27.7	$110.8	1,728	16,995	18,723
Canada	5.8	0.4	6.2	282	95	377
Total	$88.9	$28.1	$117.0	2,010	17,090	19,100

(a)Digital display amounts include 4,618 displays reserved for transit agency use. Our number of digital displays is impacted by acquisitions, dispositions, management agreements, the net effect of new and lost billboards, and the net effect of won and lost franchises in the period.

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

We have a diversified base of customers across various industries. During the three months ended March 31, 2023, our largest categories of advertisers were entertainment, health/medical and retail, each of which represented approximately 21%, 11% and 10% of our total U.S. Media segment revenues, respectively. During the three months ended March 31, 2022, our largest categories of advertisers were entertainment, health/medical and retail, each of which represented approximately 23%, 10% and 9% of our total U.S. Media segment revenues, respectively.

Our large-scale portfolio allows our customers to reach a national audience and also provides the flexibility to tailor campaigns to specific regions or markets. In the three months ended March 31, 2023, we generated approximately 40% of our U.S. Media segment revenues from national advertising campaigns compared to approximately 42% in the same prior-year period.

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

	Three Months Ended
	March 31,		%
(in millions, except percentages)	2023	2022	Change
Revenues	$395.8	$373.5	6%
Organic revenues(a)(b)	392.9	372.4	6
Operating income	10.2	28.5	(64)
Adjusted OIBDA(b)	60.2	70.2	(14)
Adjusted OIBDA(b) margin	15%	19%
Net loss attributable to OUTFRONT Media Inc.	(28.9)	(0.1)	*
Funds from operations (“FFO”)(b) attributable to OUTFRONT Media Inc.	17.1	41.8	(59)
Adjusted FFO (“AFFO”)(b) attributable to OUTFRONT Media Inc.	8.8	35.5	(75)

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

	Three Months Ended
	March 31,		%
(in millions, except percentages)	2023	2022	Change
Revenues:
Billboard	$320.6	$298.2	8%
Transit and other	75.2	75.3	—
Total revenues	$395.8	$373.5	6

Organic revenues(a):
Billboard	$317.7	$297.3	7
Transit and other	75.2	75.1	—
Total organic revenues(a)	392.9	372.4	6
Non-organic revenues:
Billboard	2.9	0.9	*
Transit and other	—	0.2	*
Total non-organic revenues	2.9	1.1	164
Total revenues	$395.8	$373.5	6

*Calculation is not meaningful.
(a)Organic revenues exclude revenues associated with a significant acquisition and the impact of foreign currency exchange rates (“non-organic revenues”).

Total revenues increased by $22.3 million, or 6%, and organic revenues increased $20.5 million, or 6%, in the three months ended March 31, 2023, compared to the same prior-year period.

In the three months ended March 31, 2023, non-organic revenues reflect the impact of a significant acquisition. In the three months ended March 31, 2022, non-organic revenues reflect the impact of foreign currency exchange rates.

Total billboard revenues increased $22.4 million, or 8%, in the three months ended March 31, 2023, compared to the same prior-year period, primarily due to the impact of new and lost billboards in the period, including acquisitions, higher proceeds from condemnations and an increase in average revenue per display (yield).

Organic billboard revenues increased $20.4 million, or 7%, in the three months ended March 31, 2023, compared to the same prior-year period, primarily due to the impact of new and lost billboards in the period, including insignificant acquisitions, higher proceeds from condemnations and an increase in average revenue per display (yield).

Total transit and other revenues decreased $0.1 million in the three months ended March 31, 2023, compared to the same prior-year period, primarily due to a decrease in average revenue per display (yield), driven by weaker market conditions in national advertising, which primarily impacted advertising sales on certain above-ground advertising displays, and the impact of foreign currency exchange rates, partially offset by the impact of a new transit franchise contract.

Organic transit and other revenues increased $0.1 million in the three months ended March 31, 2023, compared to the same prior-year period, primarily driven by the impact of a new transit franchise contract, partially offset by a decrease in average revenue per display (yield), driven by weaker market conditions in national advertising, which primarily impacted advertising sales on certain above-ground advertising displays.

Transit ridership remains materially below pre-COVID-19 pandemic levels in our largest transit markets and while we expect ridership and revenue to grow, we do not expect to reach pre-COVID-19 pandemic levels in the remainder of 2023.

Expenses

	Three Months Ended
	March 31,		%
(in millions, except percentages)	2023	2022	Change
Expenses:
Operating	$235.5	$212.8	11%
Selling, general and administrative	107.9	98.4	10
Net (gain) loss on dispositions	0.3	(0.3)	*
Depreciation	20.1	19.3	4
Amortization	21.8	14.8	47
Total expenses	$385.6	$345.0	12

*Calculation is not meaningful.

Operating Expenses

	Three Months Ended
	March 31,		%
(in millions, except percentages)	2023	2022	Change
Operating expenses:
Billboard property lease	$121.2	$107.3	13%
Transit franchise	59.6	53.7	11
Posting, maintenance and other	54.7	51.8	6
Total operating expenses	$235.5	$212.8	11

Billboard property lease expenses represented 38% of billboard revenues in the three months ended March 31, 2023, and 36% in the three months ended March 31, 2022. The increase in billboard property lease expenses as a percentage of billboard revenues is primarily due to an increase in variable billboard property lease expenses (see Note 5. Leases to the Consolidated Financial Statements), driven by an out-of-period adjustment of $5.2 million recorded in the three months ended March 31, 2023, related to variable billboard property lease expenses (see Note 1. Description of Business and Basis of Presentation to the Consolidated Financial Statements) and billboard revenue increases in large markets and high profile locations.

Transit franchise expenses represented 89% of transit display revenues in the three months ended March 31, 2023, and 80% in the three months ended March 31, 2022. The increase in transit franchise expense, as a percentage of transit display revenues, is primarily driven by guaranteed minimum annual payments to the New York Metropolitan Transportation Authority (the “MTA”) in each of the three months ended March 31, 2023 and 2022. We expect transit franchise expenses, as a percentage of transit display revenues, to decline in the remainder of 2023, but remain above pre-COVID-19 pandemic levels, as a result of our expectation that revenues generated under the MTA agreement will be closer to a guaranteed minimum annual payment break-even level in the remainder of 2023 as compared to 2022.

Billboard property lease and transit franchise expenses increased $19.8 million, or 12%, in the three months ended March 31, 2023, compared to the same prior-year period, primarily due to an out-of-period adjustment of $5.2 million recorded in the three months ended March 31, 2023, related to variable billboard property lease expenses (see Note 1. Description of Business and Basis of Presentation to the Consolidated Financial Statements), higher billboard revenues and higher guaranteed minimum annual payments to the MTA.

Posting, maintenance and other expenses as a percentage of Revenues were 14% in each of the three months ended March 31, 2023 and 2022. Posting, maintenance and other expenses increased $2.9 million, or 6%, in the three months ended March 31, 2023, compared to the same prior-year period, primarily due to higher maintenance and utilities cost, driven by inflation-driven cost increases in 2023, higher compensation-related expenses and increased activity resulting in higher materials cost, partially offset by lower posting and rotation costs.

Selling, General and Administrative Expenses (“SG&A”)

SG&A expenses represented 27% of Revenues in the three months ended March 31, 2023, and 26% of Revenues in the same prior-year period. SG&A expenses increased $9.5 million, or 10%, in the three months ended March 31, 2023, compared to the same prior-year period, primarily due to higher professional fees, the impact of market fluctuations on an unfunded equity-linked retirement plan offered by the Company to certain employees, higher compensation-related expenses, including salaries and net of lower commissions, and increased post-COVID-19 pandemic travel resulting in higher travel and entertainment expenses.

Net (Gain) Loss on Dispositions

Net loss on dispositions was $0.3 million in the three months ended March 31, 2023, compared to a Net gain on dispositions of $0.3 million in the same prior-year period.

Depreciation

Depreciation increased $0.8 million, or 4%, in the three months ended March 31, 2023, compared to the same prior-year period, primarily due to capital expenditures and acquisitions in 2022.

Amortization

Amortization increased $7.0 million, or 47%, in the three months ended March 31, 2023, compared to the same prior-year period, due primarily to higher amortization of leasehold interest intangibles recorded related to asset acquisitions completed during each of the three months ended March 31, 2023 and in 2022.

Interest Expense, Net

Interest expense, net, was $37.7 million (including $1.6 million of deferred financing costs) in the three months ended March 31, 2023, and $30.7 million (including $1.6 million of deferred financing costs) in the same prior-year period, primarily due to higher interest rates and a higher average debt balance.

Benefit (Provision) for Income Taxes

Provision for income taxes was $0.4 million in the three months ended March 31, 2023, compared to a Benefit for income taxes of $2.1 million in the same prior-year period, due primarily to recording a valuation allowance against our U.S. taxable REIT subsidiary (“TRS”) deferred tax assets.

Net Income (Loss)

Net loss before allocation to non-controlling interests was $28.7 million in the three months ended March 31, 2023, compared to Net income before allocation to non-controlling interests of $0.1 million in the same prior-year period, due primarily to lower operating income, due to an increase in billboard operating lease expenses, including an out-of-period adjustment of $5.2 million recorded in the three months ended March 31, 2023, related to variable billboard property lease expenses (see Note 1. Description of Business and Basis of Presentation to the Consolidated Financial Statements), increases in the MTA guaranteed minimum annual payments in 2023, higher compensation-related expenses and higher interest expense.

Reconciliation of Non-GAAP Financial Measures

Adjusted OIBDA

We calculate Adjusted OIBDA as operating income (loss) before depreciation, amortization, net (gain) loss on dispositions and stock-based compensation. We calculate Adjusted OIBDA margin by dividing Adjusted OIBDA by total revenues. Adjusted OIBDA and Adjusted OIBDA margin are among the primary measures we use for managing our business, evaluating our operating performance and planning and forecasting future periods, as each is an important indicator of our operational strength and business performance. Our management believes users of our financial data are best served if the information that is made available to them allows them to align their analysis and evaluation of our operating results along the same lines that our management uses in managing, planning and executing our business strategy. Our management also believes that the presentations of Adjusted OIBDA and Adjusted OIBDA margin, as supplemental measures, are useful in evaluating our business because eliminating certain non-comparable items highlight operational trends in our business that may not otherwise be apparent when relying solely on GAAP financial measures. It is management’s opinion that these supplemental measures provide users of our financial data with an important perspective on our operating performance and also make it easier for users of our financial data to compare our results with other companies that have different financing and capital structures or tax rates.

FFO and AFFO

When used herein, references to “FFO” and “AFFO” mean “FFO attributable to OUTFRONT Media Inc.” and “AFFO attributable to OUTFRONT Media Inc.,” respectively. We calculate FFO in accordance with the definition established by the National Association of Real Estate Investment Trusts (“NAREIT”). FFO reflects net income (loss) attributable to OUTFRONT Media Inc. adjusted to exclude gains and losses from the sale of real estate assets, depreciation and amortization of real estate assets, amortization of direct lease acquisition costs and the same adjustments for our equity-based investments and non-controlling interests, as well as the related income tax effect of adjustments, as applicable. We calculate AFFO as FFO adjusted to include cash paid for direct lease acquisition costs as such costs are generally amortized over a period ranging from four weeks to one year and therefore are incurred on a regular basis. AFFO also includes cash paid for maintenance capital expenditures since these are routine uses of cash that are necessary for our operations. In addition, AFFO excludes certain non-cash items, including non-real estate depreciation and amortization, stock-based compensation expense, accretion expense, the non-cash effect of straight-line rent, amortization of deferred financing costs and the same adjustments for our non-controlling interests, along with the non-cash portion of income taxes, and the related income tax effect of adjustments, as applicable. We use FFO and AFFO measures for managing our business and for planning and forecasting future periods, and each is an important indicator of our operational strength and business performance, especially compared to other REITs. Our management believes users of our financial data are best served if the information that is made available to them allows them to align their analysis and evaluation of our operating results along the same lines that our management uses in managing, planning and executing our business strategy. Our management also believes that the presentations of FFO and AFFO, as supplemental measures, are useful in evaluating our business because adjusting results to reflect items that have more bearing on the operating performance of REITs highlight trends in our business that may not otherwise be apparent when relying solely on GAAP financial measures. It is management’s opinion that these supplemental measures provide users of our financial data with an important perspective on our operating performance and also make it easier to compare our results to other companies in our industry, as well as to REITs.

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

The following table reconciles Operating income to Adjusted OIBDA, and Net loss attributable to OUTFRONT Media Inc. to FFO attributable to OUTFRONT Media Inc. and AFFO attributable to OUTFRONT Media Inc.

	Three Months Ended
	March 31,
(in millions, except per share amounts)	2023	2022
Total revenues	$395.8	$373.5

Operating income	$10.2	$28.5
Net (gain) loss on dispositions	0.3	(0.3)
Depreciation	20.1	19.3
Amortization	21.8	14.8
Stock-based compensation	7.8	7.9
Adjusted OIBDA	$60.2	$70.2
Adjusted OIBDA margin	15%	19%

Net loss attributable to OUTFRONT Media Inc.	$(28.9)	$(0.1)
Depreciation of billboard advertising structures	15.1	13.6
Amortization of real estate-related intangible assets	18.3	13.4
Amortization of direct lease acquisition costs	12.4	15.3
Net (gain) loss on disposition of real estate assets	0.3	(0.3)
Adjustment related to non-controlling interests	(0.1)	(0.1)
FFO attributable to OUTFRONT Media Inc.	17.1	41.8
Non-cash portion of income taxes	(3.2)	(4.2)
Cash paid for direct lease acquisition costs	(16.5)	(16.0)
Maintenance capital expenditures	(8.8)	(4.4)
Other depreciation	5.0	5.7
Other amortization	3.5	1.4
Stock-based compensation	7.8	7.9
Non-cash effect of straight-line rent	1.5	1.0
Accretion expense	0.8	0.7
Amortization of deferred financing costs	1.6	1.6
AFFO attributable to OUTFRONT Media Inc.	$8.8	$35.5

FFO attributable to OUTFRONT Media Inc. decreased $24.7 million, or 59%, in the three months ended March 31, 2023, compared to the same prior-year period, due primarily to lower operating income, lower amortization of direct lease acquisition costs and a provision for income taxes in the three months ended March 31, 2023, compared to a benefit for income taxes in the same prior-year period, partially offset by higher amortization of real estate-related intangible assets. AFFO attributable to OUTFRONT Media Inc. decreased $26.7 million, or 75%, in the three months ended March 31, 2023, compared to the same prior-year period, due primarily to lower operating income and higher maintenance capital expenditures.

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

The following table presents our Revenues, Adjusted OIBDA and Operating income by segment in the three months ended March 31, 2023 and 2022.

	Three Months Ended
	March 31,
(in millions)	2023	2022
Revenues:
U.S. Media	$376.4	$354.2
Other	19.4	19.3
Total revenues	$395.8	$373.5

Operating income	$10.2	$28.5
Net (gain) loss on dispositions	0.3	(0.3)
Depreciation	20.1	19.3
Amortization	21.8	14.8
Stock-based compensation(a)	7.8	7.9
Total Adjusted OIBDA	$60.2	$70.2

Adjusted OIBDA:
U.S. Media	$72.1	$80.1
Other	1.1	0.6
Corporate	(13.0)	(10.5)
Total Adjusted OIBDA	$60.2	$70.2

Operating income (loss):
U.S. Media	$33.3	$49.3
Other	(2.3)	(2.4)
Corporate	(20.8)	(18.4)
Total operating income	$10.2	$28.5

(a)Stock-based compensation is classified as Corporate expense.

U.S. Media

	Three Months Ended
	March 31,		%
(in millions, except percentages)	2023	2022	Change
Revenues:
Billboard	$306.1	$283.4	8%
Transit and other	70.3	70.8	(1)
Total revenues	$376.4	$354.2	6

Organic revenues(a):
Billboard	$303.2	$283.4	7
Transit and other	70.3	70.8	(1)
Total organic revenues(a)	373.5	354.2	5
Non-organic revenues:
Billboard	2.9	—	*
Transit and other	—	—	*
Total non-organic revenues	2.9	—	*
Total revenues	376.4	354.2	6
Operating expenses	(222.6)	(199.4)	12
SG&A expenses	(81.7)	(74.7)	9
Adjusted OIBDA	$72.1	$80.1	(10)
Adjusted OIBDA margin	19%	23%

Operating income	$33.3	$49.3	(32)
Net (gain) loss on dispositions	0.3	(0.3)	*
Depreciation and amortization	38.5	31.1	24
Adjusted OIBDA	$72.1	$80.1	(10)

*    Calculation is not meaningful.
(a)Organic revenues exclude revenues associated with a significant acquisition (“non-organic revenues”).

Total U.S. Media segment revenues increased $22.2 million, or 6%, in the three months ended March 31, 2023, compared to the same prior-year period, due primarily to higher billboard revenues, partially offset by lower transit and other revenues. We generated approximately 40% in the three months ended March 31, 2023, and 42% in the three months ended March 31, 2022, of our U.S. Media segment revenues from national advertising campaigns.

In the three months ended March 31, 2023, non-organic revenues reflect the impact of a significant acquisition.

Billboard revenues in the U.S. Media segment increased $22.7 million, or 8%, in the three months ended March 31, 2023, compared to the same prior-year period, reflecting the impact of new and lost billboards in the period, including acquisitions, higher proceeds from condemnations and an increase in average revenue per display (yield).

Organic billboard revenues in the U.S. Media segment increased $19.8 million, or 7%, in the three months ended March 31, 2023, compared to the same prior-year period, primarily due to the impact of new and lost billboards in the period, including insignificant acquisitions, higher proceeds from condemnations and an increase in average revenue per display (yield).

Transit and other revenues in the U.S. Media segment decreased $0.5 million, or 1%, in the three months ended March 31, 2023, compared to the same prior-year period, primarily driven by a decrease in average revenue per display (yield), driven by weaker market conditions in national advertising, which primarily impacted advertising sales on certain above-ground advertising displays, partially offset by the impact of a new transit franchise contract.

Organic transit and other revenues in the U.S. Media segment decreased $0.5 million, or 1%, in the three months ended March 31, 2023, compared to the same prior-year period, primarily driven by a decrease in average revenue per display (yield), driven by weaker market conditions in national advertising, which primarily impacted advertising sales on certain above-ground advertising displays, partially offset by the impact of a new transit franchise contract.

Transit ridership remains materially below pre-COVID-19 pandemic levels in our largest transit markets and while we expect ridership and revenue to grow, we do not expect to reach pre-COVID-19 pandemic levels in the remainder of 2023.

Operating expenses in the U.S. Media segment increased $23.2 million, or 12%, in the three months ended March 31, 2023, compared to the same prior-year period, primarily driven by higher billboard property lease expenses, including an out-of-period adjustment of $5.2 million recorded in the three months ended March 31, 2023, related to variable billboard property lease expenses (see Note 1. Description of Business and Basis of Presentation to the Consolidated Financial Statements), higher guaranteed minimum annual payments to the MTA, higher maintenance and utilities cost, driven by inflation-driven utility cost increases in 2023, higher compensation-related expenses and increased activity resulting in higher materials cost, partially offset by lower posting and rotation costs.

SG&A expenses in the U.S. Media segment increased $7.0 million, or 9%, in the three months ended March 31, 2023, compared to the same prior-year period, primarily driven by higher compensation-related expenses, higher professional fees and increased post-COVID-19 pandemic travel resulting in higher travel and entertainment expenses.

U.S. Media segment Adjusted OIBDA decreased $8.0 million, or 10%, in the three months ended March 31, 2023, compared to the same prior-year period. Adjusted OIBDA margin was 19% in the three months ended March 31, 2023, and 23% in the same prior-year period. The decrease in Adjusted OIBDA margins was due primarily to a higher increase in operating expenses, due to an increase in billboard property lease expenses, including an out-of-period adjustment of $5.2 million recorded in the three months ended March 31, 2023, related to variable billboard property lease expenses (see Note 1. Description of Business and Basis of Presentation to the Consolidated Financial Statements), increases in the MTA guaranteed minimum annual payments in 2023 and an increase in SG&A expenses, compared to a lower increase in revenues.

Other

	Three Months Ended
	March 31,		%
(in millions, except percentages)	2023	2022	Change
Revenues:
Billboard	$14.5	$14.8	(2)%
Transit and other	4.9	4.5	9
Total revenues	$19.4	$19.3	1

Organic revenues(a):
Billboard	$14.5	$13.9	4
Transit and other	4.9	4.3	14
Total organic revenues(a)	19.4	18.2	7
Non-organic revenues:
Billboard	—	0.9	*
Transit and other	—	0.2	*
Total non-organic revenues	—	1.1	*
Total revenues	19.4	19.3	1
Operating expenses	(12.9)	(13.4)	(4)
SG&A expenses	(5.4)	(5.3)	2
Adjusted OIBDA	$1.1	$0.6	83
Adjusted OIBDA margin	6%	3%

Operating loss	$(2.3)	$(2.4)	(4)
Depreciation and amortization	3.4	3.0	13
Adjusted OIBDA	$1.1	$0.6	83

*    Calculation is not meaningful.
(a)Organic revenues exclude the impact of foreign currency exchange rates (“non-organic revenues”).

Total Other revenues increased $0.1 million, or 1%, in the three months ended March 31, 2023, compared to the same prior-year period, driven by an increase in average revenue per display (yield) as we have experienced increases in overall demand for our services, partially offset by the impact of foreign currency exchange rates.

In the three months ended March 31, 2022, non-organic revenues reflect the impact of foreign currency exchange rates.

Organic Other revenues increased $1.2 million, or 7%, in the three months ended March 31, 2023, compared to the same prior-year period, driven by an increase in average revenue per display (yield) as we have experienced increases in overall demand for our services.

Other operating expenses decreased $0.5 million, or 4%, in the three months ended March 31, 2023, compared to the same prior-year period, primarily driven by the impact of foreign currency exchange rates, partially offset by higher expenses in Canada. Other SG&A expenses increased $0.1 million, or 2%, in the three months ended March 31, 2023, compared to the same prior-year periods primarily driven by higher expenses in Canada, partially offset by the impact of foreign currency exchange rates.

Other Adjusted OIBDA increased $0.5 million, or 83%, in the three months ended March 31, 2023, compared to the same prior-year period, due primarily to an increase in average revenue per display (yield).

Corporate

Corporate expenses primarily include expenses associated with employees who provide centralized services. Corporate expenses, excluding stock-based compensation, were $13.0 million in the three months ended March 31, 2023, compared to $10.5 million in the same prior-year period, primarily due to the impact of market fluctuations on an unfunded equity-linked retirement plan offered by the Company to certain employees, higher compensation-related expenses, including salaries, and higher professional fees.

Liquidity and Capital Resources

	As of
(in millions, except percentages)	March 31, 2023	December 31, 2022	% Change
Assets:
Cash and cash equivalents	$42.8	$40.4	6%
Receivables, less allowance ($18.3 in 2023 and $20.2 in 2022)	260.1	315.5	(18)
Prepaid lease and transit franchise costs	8.2	9.1	(10)
Other prepaid expenses	20.9	19.8	6
Other current assets	7.7	5.6	38
Total current assets	339.7	390.4	(13)
Liabilities:
Accounts payable	53.7	65.4	(18)
Accrued compensation	33.0	68.0	(51)
Accrued interest	18.3	31.1	(41)
Accrued lease and transit franchise costs	45.7	64.9	(30)
Other accrued expenses	52.4	47.6	10
Deferred revenues	54.8	35.3	55
Short-term debt	115.0	30.0	*
Short-term operating lease liabilities	201.6	188.1	7
Other current liabilities	19.6	21.2	(8)
Total current liabilities	594.1	551.6	8
Working capital	$(254.4)	$(161.2)	58
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

Working capital was a deficit of $254.4 million as of March 31, 2023, compared to a working capital deficit of $161.2 million as of December 31, 2022, primarily driven by lower receivable balances, increased borrowings under the AR Facility and increased short-term operating lease liabilities.

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

•Recoupment of Equipment Deployment Costs. We may retain incremental revenues that exceed an annual base revenue amount for the cost of deploying advertising and communications displays throughout the transit system. As presented in the table below, recoupable MTA equipment deployment costs are recorded as Prepaid MTA equipment deployment costs and Intangible assets on our Consolidated Statement of Financial Position, and as these costs are recouped from incremental revenues that the MTA would otherwise be entitled to receive, Prepaid MTA equipment deployment costs will be reduced. If incremental revenues generated over the term of the agreement are not sufficient to cover all or a portion of the equipment deployment costs, the costs will not be recouped, which could have an adverse effect on our business, financial condition and results of operations. If we do not recoup all costs of deploying advertising and communications screens with respect to the New Inventory by the end of the term of the MTA Agreement, the MTA will be obligated to reimburse us for these costs. Deployment costs in an amount not to exceed $50.7 million, which are deemed authorized before December 31, 2020, will be paid directly by the MTA. For any deployment costs deemed authorized after December 31, 2020, the MTA and the Company will no longer be obligated to directly pay 70% and 30% of the costs, respectively, and these costs will be subject to recoupment in accordance with the MTA Agreement. We did not recoup any equipment deployment costs in the three months ended March 31, 2023, and we do not expect to recoup any equipment deployment costs in the remainder of 2023. For the full year of 2023, we expect our MTA equipment deployment costs to be approximately $100.0 million and between 2023 and 2024, an aggregate of approximately $140.0 million.

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

We may utilize cash on hand and/or incremental third-party financing to fund equipment deployment costs over the next couple of years. However, given the current heightened levels of inflation and related economic environment, we cannot reasonably estimate the aggregate financing amount, if any, at this time. As of March 31, 2023, we have issued surety bonds in favor of the MTA totaling approximately $136.0 million, which amount is subject to change as equipment installations are completed and revenues are generated. We expect transit franchise expenses, as a percentage of transit display revenues, to decline in 2023, but remain above pre-COVID-19 pandemic levels. As indicated in the table below, we incurred $18.8 million related to MTA equipment deployment costs in the three months ended March 31, 2023 (which includes equipment deployment costs related to future deployments), for a total of $554.7 million to date, of which $33.9 million had been recouped from incremental revenues to date. As of March 31, 2023, 15,200 digital displays had been installed, composed of 5,002 digital advertising screens on subway and train platforms and entrances, 5,658 smaller-format digital advertising screens on rolling stock and 4,540 MTA communications displays. In the three months ended March 31, 2023, 1,047 installations occurred.

(in millions)	Beginning Balance	Deployment Costs Incurred	Recoupment/MTA Funding	Amortization	Ending Balance
Three months ended March 31, 2023:
Prepaid MTA equipment deployment costs	$363.2	$18.8	$—	$—	$382.0
Other current assets	1.6	—	—	—	1.6
Intangible assets (franchise agreements)	62.0	—	—	(2.0)	60.0
Total	$426.8	$18.8	$—	$(2.0)	$443.6

Year ended December 31, 2022:
Prepaid MTA equipment deployment costs	$279.8	$83.4	$—	$—	$363.2
Other current assets	5.2	0.1	(3.7)	—	1.6
Intangible assets (franchise agreements)	63.0	5.4	—	(6.4)	62.0
Total	$348.0	$88.9	$(3.7)	$(6.4)	$426.8

On May 3, 2023, we announced that our board of directors approved a quarterly cash dividend of $0.30 per share on our common stock, payable on June 30, 2023, to stockholders of record at the close of business on June 2, 2023.

Debt

Debt, net, consists of the following:

	As of
(in millions, except percentages)	March 31, 2023	December 31, 2022
Short-term debt:
AR Facility	$115.0	$30.0
Total short-term debt	115.0	30.0

Long-term debt:
Term loan, due 2026	598.7	598.6

Senior unsecured notes:
6.250% senior unsecured notes, due 2025	400.0	400.0
5.000% senior unsecured notes, due 2027	650.0	650.0
4.250% senior unsecured notes, due 2029	500.0	500.0
4.625% senior unsecured notes, due 2030	500.0	500.0
Total senior unsecured notes	2,050.0	2,050.0

Debt issuance costs	(21.4)	(22.6)
Total long-term debt, net	2,627.3	2,626.0

Total debt, net	$2,742.3	$2,656.0

Weighted average cost of debt	5.4%	5.2%

	Payments Due by Period
(in millions)	Total	2023	2024-2025	2026-2027	2028 and thereafter
Long-term debt	$2,650.0	$—	$400.0	$1,250.0	$1,000.0
Interest	745.5	156.5	270.8	228.5	89.7
Total	$3,395.5	$156.5	$670.8	$1,478.5	$1,089.7

Term Loan

The interest rate on the term loan due in 2026 (the “Term Loan”) was 6.6% per annum as of March 31, 2023. As of March 31, 2023, a discount of $1.3 million on the Term Loan remains unamortized. The discount is being amortized through Interest expense, net, on the Consolidated Statement of Operations.

Revolving Credit Facility

We also have a $500.0 million revolving credit facility, which matures in 2024 (the “Revolving Credit Facility,” together with the Term Loan, the “Senior Credit Facilities”).

As of March 31, 2023, there were no outstanding borrowings under the Revolving Credit Facility.

The commitment fee based on the amount of unused commitments under the Revolving Credit Facility was $0.4 million in each of the three months ended March 31, 2023 and 2022. As of March 31, 2023, we had issued letters of credit totaling approximately $6.4 million against the letter of credit facility sublimit under the Revolving Credit Facility.

Standalone Letter of Credit Facilities

As of March 31, 2023, we had issued letters of credit totaling approximately $77.0 million under our aggregate $81.0 million standalone letter of credit facilities. The total fees under the letter of credit facilities were immaterial in each of the three months ended March 31, 2023 and 2022.

Accounts Receivable Securitization Facility

As of March 31, 2023, we have a $150.0 million revolving accounts receivable securitization facility (the “AR Facility”), which terminates in May 2025, unless further extended.

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

As of March 31, 2023, there were $115.0 million outstanding borrowings under the AR Facility, at a borrowing rate of 5.7%. As of March 31, 2023, borrowing capacity remaining under the AR Facility was $21.5 million based on approximately $293.1 million of accounts receivable that could be used as collateral for the AR Facility in accordance with the agreements governing the AR Facility. The commitment fee based on the amount of unused commitments under the AR Facility was $0.1 million for the three months ended March 31, 2023, and immaterial for the three months ended March 31, 2022.

Debt Covenants

Our credit agreement, dated as of January 31, 2014 (as amended, supplemented or otherwise modified, the “Credit Agreement”), governing the Senior Credit Facilities, the agreements governing the AR Facility, and the indentures governing our senior unsecured notes contain customary affirmative and negative covenants, subject to certain exceptions, including but not limited to those that restrict the Company’s and its subsidiaries’ abilities to (i) pay dividends on, repurchase or make distributions in respect to the Company’s or its wholly-owned subsidiary, Outfront Media Capital LLC’s capital stock or make other restricted payments other than dividends or distributions necessary for us to maintain our REIT status, subject to certain conditions and exceptions, (ii) enter into agreements restricting certain subsidiaries’ ability to pay dividends or make other intercompany or third-party transfers, and (iii) incur additional indebtedness. One of the exceptions to the restriction on our ability to incur additional indebtedness is satisfaction of a Consolidated Total Leverage Ratio, which is the ratio of our consolidated total debt to our Consolidated EBITDA (as defined in the Credit Agreement) for the trailing four consecutive quarters, of no greater than 6.0 to 1.0. As of March 31, 2023, our Consolidated Total Leverage Ratio was 5.1 to 1.0 in accordance with the Credit Agreement.

The terms of the Credit Agreement (and under certain circumstances, the agreements governing the AR Facility) require that we maintain a Consolidated Net Secured Leverage Ratio, which is the ratio of (i) our consolidated secured debt (less up to $150.0 million of unrestricted cash) to (ii) our Consolidated EBITDA (as defined in the Credit Agreement) for the trailing four consecutive quarters, of no greater than 4.5 to 1.0. As of March 31, 2023, our Consolidated Net Secured Leverage Ratio was 1.1 to 1.0 in accordance with the Credit Agreement. As of March 31, 2023, we are in compliance with our debt covenants.

Deferred Financing Costs

As of March 31, 2023, we had deferred $23.1 million in fees and expenses associated with the Term Loan, Revolving Credit Facility, AR Facility and our senior unsecured notes. We are amortizing the deferred fees through Interest expense, net, on our Consolidated Statement of Operations over the respective terms of the Term Loan, Revolving Credit Facility, AR Facility and our senior unsecured notes.

Equity

At-the-Market Equity Offering Program

We have a sales agreement in connection with an “at-the-market” equity offering program (the “ATM Program”), under which we may, from time to time, issue and sell shares of our common stock up to an aggregate offering price of $300.0 million. We have no obligation to sell any of our common stock under the sales agreement and may at any time suspend solicitations and offers under the sales agreement. No shares were sold under the ATM Program during the three months ended March 31, 2023. As of March 31, 2023, we had approximately $232.5 million of capacity remaining under the ATM Program.

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

Cash Flows

The following table presents our cash flows in the three months ended March 31, 2023 and 2022.

	Three Months Ended
	March 31,		%
(in millions, except percentages)	2023	2022	Change
Net cash flow provided by operating activities	$9.4	$20.5	(54)%
Net cash flow used for investing activities	(27.7)	(27.8)	—
Net cash flow provided by (used for) financing activities	20.7	(62.4)	*
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	0.6	*
Net increase (decrease) in cash and cash equivalents	$2.4	$(69.1)	*

*Calculation is not meaningful.

Cash provided by operating activities decreased $11.1 million, or 54%, in the three months ended March 31, 2023, compared to the same prior-year period, due primarily to a higher net loss in 2023 compared to 2022, due to increased operating and SG&A expenses, the timing of payments and an increase in prepaid MTA equipment deployment costs, partially offset by improved cash collections. In the three months ended March 31, 2023, we paid net cash of $18.8 million related to MTA equipment deployment costs and installed 1,047 digital displays. In the three months ended March 31, 2022, we paid net cash of $12.4 million related to MTA equipment deployment costs and installed 1,387 digital displays.

Cash used for investing activities decreased $0.1 million in the three months ended March 31, 2023, compared to the same prior-year period, due primarily to lower cash paid for acquisitions and lower cash paid for MTA franchise rights, partially offset by higher cash paid for capital expenditures.

The following table presents our capital expenditures in the three months ended March 31, 2023 and 2022.

	Three Months Ended
	March 31,		%
(in millions, except percentages)	2023	2022	Change
Growth	$13.8	$12.5	10%
Maintenance	8.8	4.4	100
Total capital expenditures	$22.6	$16.9	34

Capital expenditures increased $5.7 million, or 34%, in the three months ended March 31, 2023, compared to the same prior-year period, primarily due to higher spending on software and technology, and vehicles, partially offset by decreased growth in digital displays and decreased maintenance spending for billboard display upgrades.

For the full year of 2023, we expect our capital expenditures to be approximately $90.0 million, which will be used primarily for growth in digital displays, the renovation of certain office facilities, software and technology, maintenance, and safety-related projects. This estimate does not include equipment deployment costs that will be incurred in connection with the MTA agreement (as described above), which will be recorded as Prepaid MTA equipment deployment costs and Intangible assets on our Consolidated Statement of Financial Position, as applicable.

Cash provided by financing activities was $20.7 million in the three months ended March 31, 2023, compared to Cash used for financing activities of $62.4 million in the same prior-year period. In the three months ended March 31, 2023, we drew $85.0 million of borrowings on the AR Facility and paid total cash dividends of $52.0 million on our common stock, the Series A Preferred Stock and vested restricted share units granted to employees. In the three months ended March 31, 2022, we paid total cash dividends of $51.5 million on our common stock, the Series A Preferred Stock and vested restricted share units granted to employees.

Cash paid for income taxes was $3.6 million for in the three months ended March 31, 2023 and $2.1 million in the three months ended March 31, 2022. The increase was primarily due to improved profitability in Canada.

Off-Balance Sheet Arrangements

Our off-balance sheet commitments primarily consist of guaranteed minimum annual payments. (See Note 16. Commitments and Contingencies to the Consolidated Financial Statements for information about our off-balance sheet commitments.)

Critical Accounting Policies

The preparation of our financial statements in conformity with GAAP requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. On an ongoing basis, we evaluate these estimates, which are based on historical experience and on various assumptions that we believe are reasonable under the circumstances, including the impact of events such as the COVID-19 pandemic and the current heightened levels of inflation. The result of these evaluations forms the basis for making judgments about the carrying values of assets and liabilities and the reported amount of revenues and expenses that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions.

For accounting policies we consider to be the most critical as they are significant to our financial condition and results of operations, and require significant judgment and estimates on the part of management in their application, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on February 23, 2023.

For a summary of our significant accounting policies, see Item 8., Note 2. Summary of Significant Accounting Policies to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on February 23, 2023.

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

While forward-looking statements reflect our good-faith beliefs, they are not guarantees of future performance. All forward-looking statements in this Quarterly Report on Form 10-Q apply as of the date of this report or as of the date they were made and, except as required by applicable law, we disclaim any obligation to publicly update or revise any forward-looking statement to reflect changes in underlying assumptions or factors, of new information, data or methods, future events or other changes. For a further discussion of these and other factors that could impact our future results, performance or transactions, see the section entitled “Risk Factors” in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on February 23, 2023. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider any such list to be a complete set of all potential risks or uncertainties.

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

We do not currently use derivatives or other financial instruments to mitigate our exposure to commodity price risk. However, we do enter into contracts with commodity providers to limit our exposure to commodity price fluctuations. For the year ended December 31, 2022, such contracts accounted for 6.2% of our total utility costs. As of March 31, 2023, we had active electricity purchase agreements with fixed contract rates for locations in Illinois, New York and Texas, which expire at various dates through May 2025.

Foreign Exchange Risk

Foreign currency translation risk is the risk that exchange rate gains or losses arise from translating our Canadian business’s statements of earnings and statements of financial position from functional currency to our reporting currency (the U.S. Dollar) for consolidation purposes. Any gain or loss on translation is included within comprehensive income and Accumulated other comprehensive income on our Consolidated Statement of Financial Position. The functional currency of our international subsidiaries is their respective local currency. As of March 31, 2023, we have $8.9 million of unrecognized foreign currency translation losses included within Accumulated other comprehensive loss on our Consolidated Statement of Financial Position.

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

As of March 31, 2023, we had a $600.0 million variable-rate Term Loan due 2026 outstanding, which has an interest rate of 6.6% per year. An increase or decrease of 1/4% in our interest rate on the Term Loan will change our annualized interest expense by approximately $1.5 million.

As of March 31, 2023, there were $115.0 million of outstanding borrowings under the AR Facility, at a borrowing rate of 5.7%. An increase or decrease of 1/4% in our interest rate on the AR Facility will change our annualized interest expense by approximately $0.3 million.

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

Item 1A. Risk Factors.

We have disclosed the risk factors affecting our business, results of operations and financial condition in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on February 23, 2023. There have been no material changes from the risk factors previously disclosed.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

None.

Purchases of Equity Securities by the Issuer

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
January 1, 2023 through January 31, 2023	—	$—	—	—
February 1, 2023 through February 28, 2023	—	—	—	—
March 1, 2023 through March 31, 2023	—	—	—	—
Total	—	—	—	—

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

Date: May 8, 2023