Form 10-Q
period 2023-06-30
OUTFRONT Media Inc.
filed 2023-08-07
CIK 1579877

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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

As of August 4, 2023, the number of shares outstanding of the registrant’s common stock was 165,042,718.

OUTFRONT MEDIA INC.
QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2023

PART I
Item 1.    Financial Statements.
OUTFRONT Media Inc.
Consolidated Statements of Financial Position
(Unaudited)

	As of
(in millions)	June 30, 2023	December 31, 2022
Assets:
Current assets:
Cash and cash equivalents	$42.2	$40.4
Receivables, less allowance ($17.2 in 2023 and $20.2 in 2022)	293.0	315.5
Prepaid lease and franchise costs	6.5	9.1
Other prepaid expenses	21.3	19.8
Other current assets	6.9	5.6
Total current assets	369.9	390.4
Property and equipment, net (Note 3)	694.3	699.8
Goodwill (Note 4)	2,029.3	2,076.4
Intangible assets (Note 4)	779.6	858.5
Operating lease assets (Note 5)	1,679.4	1,562.6
Prepaid MTA equipment deployment costs (Note 16)	—	363.2
Other assets	33.4	39.1
Total assets	$5,585.9	$5,990.0

Liabilities:
Current liabilities:
Accounts payable	$54.8	$65.4
Accrued compensation	35.0	68.0
Accrued interest	31.6	31.1
Accrued lease and franchise costs	58.7	64.9
Other accrued expenses	54.3	47.6
Deferred revenues	48.0	35.3
Short-term debt (Note 8)	135.0	30.0
Short-term operating lease liabilities (Note 5)	202.9	188.1
Other current liabilities	19.4	21.2
Total current liabilities	639.7	551.6
Long-term debt, net (Note 8)	2,628.6	2,626.0
Deferred income tax liabilities, net	15.6	15.2
Asset retirement obligation (Note 6)	38.0	37.8
Operating lease liabilities (Note 5)	1,477.8	1,369.0
Other liabilities	41.6	41.2
Total liabilities	4,841.3	4,640.8

Commitments and contingencies (Note 16)

Preferred stock (2023 - 50.0 shares authorized, and 0.1 shares of Series A Preferred Stock issued and outstanding; 2022 - 50.0 shares authorized, and 0.1 shares of Series A Preferred Stock issued and outstanding) (Note 9)	119.8	119.8
Stockholders’ equity (Note 9):
Common stock (2023 - 450.0 shares authorized, and 165.0 shares issued and outstanding; 2022 - 450.0 shares authorized, and 164.2 issued and outstanding)	1.7	1.6
Additional paid-in capital	2,419.6	2,416.3
Distribution in excess of earnings	(1,794.9)	(1,183.4)
Accumulated other comprehensive loss	(6.3)	(9.1)
Total stockholders’ equity	620.1	1,225.4
Non-controlling interests	4.7	4.0
Total equity	744.6	1,349.2
Total liabilities and equity	$5,585.9	$5,990.0
See accompanying notes to unaudited consolidated financial statements.

OUTFRONT Media Inc.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions, except per share amounts)	2023	2022	2023	2022
Revenues:
Billboard	$371.6	$354.0	$692.2	$652.2
Transit and other	97.2	96.2	172.4	171.5
Total revenues	468.8	450.2	864.6	823.7
Expenses:
Operating	245.9	226.5	481.4	439.3
Selling, general and administrative	108.6	106.9	216.5	205.3
Net (gain) loss on dispositions	(0.1)	0.2	0.2	(0.1)
Impairment charges	511.4	—	511.4	—
Depreciation	19.7	19.4	39.8	38.7
Amortization	21.5	17.3	43.3	32.1
Total expenses	907.0	370.3	1,292.6	715.3
Operating income (loss)	(438.2)	79.9	(428.0)	108.4
Interest expense, net	(39.7)	(31.6)	(77.4)	(62.3)
Other expense, net	0.2	0.1	0.2	—
Income (loss) before benefit (provision) for income taxes and equity in earnings of investee companies	(477.7)	48.4	(505.2)	46.1
Benefit (provision) for income taxes	(0.4)	(1.2)	(0.8)	0.9
Equity in earnings of investee companies, net of tax	(0.3)	1.2	(1.1)	1.5
Net income (loss) before allocation to non-controlling interests	(478.4)	48.4	(507.1)	48.5
Net income attributable to non-controlling interests	0.5	0.4	0.7	0.6
Net income (loss) attributable to OUTFRONT Media Inc.	$(478.9)	$48.0	$(507.8)	$47.9

Net income (loss) per common share:
Basic	$(2.92)	$0.28	$(3.11)	$0.25
Diluted	$(2.92)	$0.28	$(3.11)	$0.25

Weighted average shares outstanding:
Basic	165.0	164.0	164.8	158.0
Diluted	165.0	164.6	164.8	158.8
See accompanying notes to unaudited consolidated financial statements.

OUTFRONT Media Inc.
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2023	2022	2023	2022
Net income (loss) before allocation to non-controlling interests	$(478.4)	$48.4	$(507.1)	$48.5
Net income attributable to non-controlling interests	0.5	0.4	0.7	0.6
Net income (loss) attributable to OUTFRONT Media Inc.	(478.9)	48.0	(507.8)	47.9
Other comprehensive income (loss), net of tax:
Cumulative translation adjustments	2.5	(4.3)	2.8	(1.6)
Change in fair value of interest rate swap agreements	—	0.1	—	0.4
Total other comprehensive income (loss), net of tax	2.5	(4.2)	2.8	(1.2)
Total comprehensive income (loss)	$(476.4)	$43.8	$(505.0)	$46.7
See accompanying notes to unaudited consolidated financial statements.

OUTFRONT Media Inc.
Consolidated Statements of Equity
(Unaudited)

			Stockholders’ Equity
(in millions, except per share amounts)	Shares of Series A Preferred Stock	Series A Preferred Stock ($0.01 per share par value)	Shares of Common Stock	Common Stock ($0.01 per share par value)	Additional Paid-In Capital	Distribution in Excess of Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Non-Controlling Interests	Total Equity
Balance as of March 31, 2022	0.1	$119.8	164.0	$1.6	$2,391.3	$(1,176.8)	$(1.4)	$1,214.7	$4.4	$1,338.9
Net income	—	—	—	—	—	48.0	—	48.0	0.4	48.4
Other comprehensive loss	—	—	—	—	—	—	(4.2)	(4.2)	—	(4.2)
Stock-based payments:
Amortization	—	—	—	—	8.5	—	—	8.5	—	8.5
Series A Preferred Stock dividends (7%)	—	—	—	—	—	(2.2)	—	(2.2)	—	(2.2)
Dividends ($0.30 per share)	—	—	—	—	—	(49.4)	—	(49.4)	—	(49.4)
Other	—	—	—	—	—	—	—	—	(0.7)	(0.7)
Balance as of June 30, 2022	0.1	$119.8	164.0	$1.6	$2,399.8	$(1,180.4)	$(5.6)	$1,215.4	$4.1	$1,339.3

Balance as of March 31, 2023	0.1	$119.8	165.0	$1.6	$2,411.8	$(1,264.2)	$(8.8)	$1,140.4	$4.1	$1,264.3
Net income (loss)	—	—	—	—	—	(478.9)	—	(478.9)	0.5	(478.4)
Other comprehensive income	—	—	—	—	—	—	2.5	2.5	—	2.5
Stock-based payments:
Vested	—	—	0.1	0.1	—	—	—	0.1	—	0.1
Amortization	—	—	—	—	7.9	—	—	7.9	—	7.9
Shares paid for tax withholding for stock-based payments	—	—	(0.1)	—	(0.1)	—	—	(0.1)	—	(0.1)
Series A Preferred Stock dividends (7%)	—	—	—	—	—	(2.2)	—	(2.2)	—	(2.2)
Dividends ($0.30 per share)	—	—	—	—	—	(49.6)	—	(49.6)	—	(49.6)
Other	—	—	—	—	—	—	—	—	0.1	0.1
Balance as of June 30, 2023	0.1	$119.8	165.0	$1.7	$2,419.6	$(1,794.9)	$(6.3)	$620.1	$4.7	$744.6

OUTFRONT Media Inc.
Consolidated Statements of Equity (Continued)
(Unaudited)

			Stockholders’ Equity
(in millions, except per share amounts)	Shares of Series A Preferred Stock	Series A Preferred Stock ($0.01 per share par value)	Shares of Common Stock	Common Stock ($0.01 per share par value)	Additional Paid-In Capital	Distribution in Excess of Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Non-Controlling Interests	Total Equity
Balance as of December 31, 2021	0.4	$383.4	145.6	$1.5	$2,119.0	$(1,122.0)	$(4.4)	$994.1	$13.0	$1,390.5
Net income	—	—	—	—	—	47.9	—	47.9	0.6	48.5
Other comprehensive loss	—	—	—	—	—	—	(1.2)	(1.2)	—	(1.2)
Stock-based payments:
Vested	—	—	1.0	—	—	—	—	—	—	—
Amortization	—	—	—	—	16.4	—	—	16.4	—	16.4
Shares paid for tax withholding for stock-based payments	—	—	(0.4)	—	(10.9)	—	—	(10.9)	—	(10.9)
Class A equity interest redemptions	—	—	0.4	—	8.6	—	—	8.6	(8.6)	—
Series A Preferred Stock conversions	(0.3)	(266.8)	17.4	0.1	266.7	—	—	266.8	—	—
Series A Preferred Stock dividends (7%)	—	3.2	—	—	—	(7.6)	—	(7.6)	—	(4.4)
Dividends ($0.60 per share)	—	—	—	—	—	(98.7)	—	(98.7)	—	(98.7)
Other	—	—	—	—	—	—	—	—	(0.9)	(0.9)
Balance as of June 30, 2022	0.1	$119.8	164.0	$1.6	$2,399.8	$(1,180.4)	$(5.6)	$1,215.4	$4.1	$1,339.3

Balance as of December 31, 2022	0.1	$119.8	164.2	$1.6	$2,416.3	$(1,183.4)	$(9.1)	$1,225.4	$4.0	$1,349.2
Net income (loss)	—	—	—	—	—	(507.8)	—	(507.8)	0.7	(507.1)
Other comprehensive income	—	—	—	—	—	—	2.8	2.8	—	2.8
Stock-based payments:
Vested	—	—	1.5	0.1	—	—	—	0.1	—	0.1
Amortization	—	—	—	—	15.7	—	—	15.7	—	15.7
Shares paid for tax withholding for stock-based payments	—	—	(0.7)	—	(12.4)	—	—	(12.4)	—	(12.4)
Series A Preferred Stock dividends (7%)	—	—	—	—	—	(4.4)	—	(4.4)	—	(4.4)
Dividends ($0.60 per share)	—	—	—	—	—	(99.3)	—	(99.3)	—	(99.3)
Balance as of June 30, 2023	0.1	$119.8	165.0	$1.7	$2,419.6	$(1,794.9)	$(6.3)	$620.1	$4.7	$744.6
See accompanying notes to unaudited consolidated financial statements.

OUTFRONT Media Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30,
(in millions)	2023	2022
Operating activities:
Net income (loss) attributable to OUTFRONT Media Inc.	$(507.8)	$47.9
Adjustments to reconcile net income (loss) to net cash flow provided by operating activities:
Net income attributable to non-controlling interests	0.7	0.6
Depreciation and amortization	83.1	70.8
Deferred tax (benefit) provision	0.1	(2.5)
Stock-based compensation	15.7	16.4
Provision for doubtful accounts	0.7	1.7
Accretion expense	1.5	1.4
Net (gain) loss on dispositions	0.2	(0.1)
Impairment charges	511.4	—
Equity in earnings of investee companies, net of tax	1.1	(1.5)
Distributions from investee companies	0.8	0.4
Amortization of deferred financing costs and debt discount	3.4	3.3
Change in assets and liabilities, net of investing and financing activities:
Decrease in receivables	22.3	20.1
Increase in prepaid MTA equipment deployment costs	(21.8)	(48.1)
Decrease in prepaid expenses and other current assets	1.3	4.5
Decrease in accounts payable and accrued expenses	(40.5)	(24.9)
Increase in operating lease assets and liabilities	8.9	2.9
Increase in deferred revenues	12.7	11.0
Decrease in income taxes	(4.8)	(1.3)
Other, net	(1.3)	(1.5)
Net cash flow provided by operating activities	87.7	101.1

Investing activities:
Capital expenditures	(44.9)	(41.8)
Acquisitions	(27.4)	(248.6)
MTA franchise rights	0.6	(5.1)
Net proceeds from dispositions	0.2	1.1
Net cash flow used for investing activities	(71.5)	(294.4)

Financing activities:
Proceeds from borrowings under short-term debt facilities	105.0	—
Payments of deferred financing costs	(3.7)	(0.4)
Taxes withheld for stock-based compensation	(12.3)	(10.9)
Dividends	(103.7)	(102.9)
Net cash flow used for financing activities	(14.7)	(114.2)
Effect of exchange rate changes on cash and cash equivalents	0.3	(0.3)
Net increase (decrease) in cash and cash equivalents	1.8	(307.8)
Cash and cash equivalents at beginning of period	40.4	424.8
Cash and cash equivalents at end of period	$42.2	$117.0

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$5.5	$2.9
Cash paid for interest	74.4	59.6

Non-cash investing and financing activities:
Accrued purchases of property and equipment	$3.9	$4.9
Accrued MTA franchise rights	2.9	3.6
Taxes withheld for stock-based compensation	0.1	—
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

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)
effective for all entities as of March 12, 2020, through December 31, 2024. This guidance did not have a significant impact on our accounting for our existing debt.

Note 3. Property and Equipment, Net

The table below presents the balances of major classes of assets and accumulated depreciation.

		As of
(in millions)	Estimated Useful Lives	June 30, 2023	December 31, 2022
Land		$112.3	$112.2
Buildings	15 to 35 years	57.5	56.5
Advertising structures	3 to 20 years	2,042.9	2,006.8
Furniture, equipment and other	3 to 10 years	192.9	183.4
Construction in progress		43.4	38.5
		2,449.0	2,397.4
Less: Accumulated depreciation		1,754.7	1,697.6
Property and equipment, net		$694.3	$699.8

Depreciation expense was $19.7 million in the three months ended June 30, 2023, $19.4 million in the three months ended June 30, 2022, $39.8 million in the six months ended June 30, 2023, and $38.7 million in the six months ended June 30, 2022.

Note 4. Long-Lived Assets

By the end of the first half of 2023, our U.S. Transit and Other reporting unit did not meet revenue expectations and as of June 30, 2023, our revenue pacing and outlook for the remainder of 2023 reflects a continued decline in transit revenues as compared to our 2023 forecast due to underperformance across our transit business, including the New York Metropolitan Transportation Authority (the “MTA”) transit system. As a result, we determined that there was a decline in the long-term outlook for our U.S. Transit and Other reporting unit constituting a triggering event, which requires an interim impairment analysis of goodwill and long-lived assets.

Goodwill

For the six months ended June 30, 2023, and the year ended December 31, 2022, the changes in the book value of goodwill by segment were as follows:

(in millions)	U.S. Media	Other	Total
As of December 31, 2021	$2,054.0	$23.8	$2,077.8
Currency translation adjustments	—	(1.4)	(1.4)
As of December 31, 2022	$2,054.0	$22.4	$2,076.4
Currency translation adjustments	—	0.5	0.5
Impairment	(47.6)	—	(47.6)
As of As of June 30, 2023	$2,006.4	$22.9	$2,029.3

The estimated fair value of our U.S. Transit and Other reporting unit exceeded its carrying value by 28% as of December 31, 2022, based on our goodwill impairment assessment in the prior year. As a result of the impairment analysis performed during the second quarter of 2023, we determined that the carrying value of our U.S. Transit and Other reporting unit exceeded its fair value and we recorded an impairment charge of $47.6 million in the Consolidated Statements of Operations.

As of June 30, 2023, the goodwill balances associated with the U.S. Billboard reporting unit was $2,006.4 million and the Canada reporting unit was $22.9 million.

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)
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

Our identifiable intangible assets consist of the following:

(in millions)	Gross	Accumulated Amortization	Impairment	Net
As of June 30, 2023:
Permits and leasehold agreements	$1,620.1	$(901.0)	$—	$719.1
Franchise agreements(a)	917.4	(427.3)	(444.8)	45.3
Other intangible assets	21.0	(5.8)	—	15.2
Total intangible assets	$2,558.5	$(1,334.1)	$(444.8)	$779.6

As of December 31, 2022:
Permits and leasehold agreements	$1,597.6	$(868.7)	$—	$728.9
Franchise agreements	533.2	(418.6)	—	114.6
Other intangible assets	18.9	(3.9)	—	15.0
Total intangible assets	$2,149.7	$(1,291.2)	$—	$858.5

(a)We reclassified all Prepaid MTA equipment deployment costs (see Note 16. Commitments and Contingencies) and recorded an impairment due to a decline in the long-term outlook of our U.S. Transit and Other reporting unit.

In the six months ended June 30, 2023, we acquired approximately 440 displays, resulting in amortizable intangible assets for permits and leasehold agreements of $23.8 million, which are amortized using the straight-line method over their estimated useful lives, an average period of 14.9 years.

All of our intangible assets, except goodwill, are subject to amortization. Amortization expense was $21.5 million in the three months ended June 30, 2023, $17.3 million in the three months ended June 30, 2022, $43.3 million in the six months ended June 30, 2023, and $32.1 million in the six months ended June 30, 2022.

We performed an analysis of carrying value of our long-lived asset groups within our U.S. Transit and Other reporting unit as a result of the triggering event noted above utilizing undiscounted cash flows compared to the carrying value of the asset groups. As a result, we recorded an impairment charge of $463.5 million in the second quarter of 2023, primarily representing a $443.1 million impairment charge related to our MTA asset group.

Note 5. Leases

Lessee

The following table presents our operating lease assets and liabilities:

	As of
(in millions, except years and percentages)	June 30, 2023	December 31, 2022
Operating lease assets	$1,679.4	$1,562.6
Short-term operating lease liabilities	202.9	188.1
Non-current operating lease liabilities	1,477.8	1,369.0

Weighted-average remaining lease term	10.8 years	11.0 years
Weighted-average discount rate	6.1%	5.8%

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)
The components of our lease expenses were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2023	2022	2023	2022
Operating expenses(a)	$128.1	$111.7	$249.0	$218.4
Selling, general and administrative expenses	3.2	2.7	6.3	5.4
Variable costs(a)	38.1	27.8	70.6	52.8

Cash paid for operating leases	113.2	106.3	250.9	224.7
Leased assets obtained in exchange for new operating lease liabilities	83.9	70.4	256.0	152.3
(a)Includes an out-of-period adjustment of $5.2 million recorded in the first quarter of 2023 related to variable billboard property lease expenses (see Note 1. Description of Business and Basis of Presentation).

For each of the three and six months ended June 30, 2023 and 2022, sublease income related to office properties was immaterial.

Lessor

We recorded rental income of $349.3 million for the three months ended June 30, 2023, and $342.2 million for the three months ended June 30, 2022, $647.7 million for the six months ended June 30, 2023, and $630.5 million for the six months ended June 30, 2022, in Revenues on our Consolidated Statement of Operations.

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

(in millions)
As of December 31, 2022	$37.8
Accretion expense	1.5
Additions	0.1
Liabilities settled	(1.5)
Foreign currency translation adjustments	0.1
As of June 30, 2023	$38.0

Note 7. Related Party Transactions

On January 18, 2023, we entered into a transaction with an affiliate of Providence Equity Partners L.L.C. (the “Providence Affiliate”) in connection with the Providence Affiliate’s purchase of a lease for certain outdoor advertising assets (the “Assets”) from a third-party seller. Pursuant to an agreement between us and the Providence Affiliate (the “Billboard Agreement”), we agreed to exclusively market, license and make advertising space available on the Assets to third-party advertisers for a term of up to ten years (the “Transaction”). In return, we will retain all revenues from the sale of advertising with respect to the Assets less the following payments to the Providence Affiliate or its payment designee, as applicable: (i) a minimum annual guarantee payment paid to the Providence Affiliate’s payment designee that increases from approximately $1.8 million to $3.5 million during the term of the Billboard Agreement; (ii) a minimum annual guarantee payment paid to the Providence Affiliate that increases from $8.5 million to $12.0 million by year six and adjusted for inflation thereafter through year ten; (iii) a percentage revenue share payment on gross revenues generated above $22.0 million paid to the Providence Affiliate during the term of the Billboard Agreement; (iv) a percentage revenue share payment on net revenues until $100.0 million is paid to the Providence Affiliate or its payment designee, as applicable; and (v) a one-time payment of $10.0 million paid to the Providence Affiliate on the fifth anniversary of the closing of the Transaction (the “Transaction Closing”) if we have not yet acquired the Assets as

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)
described below. The Billboard Agreement also provides that (i) we have the option to acquire the Assets from the Providence Affiliate between the third and seventh anniversaries of the Transaction Closing at pre-agreed prices depending on the time at which we exercise the option; (ii) prior to the seventh anniversary of the Transaction Closing, we have a right of first offer prior to any sale of the Assets by the Providence Affiliate to a third-party; and (iii) in the event of a termination of the Billboard Agreement by the Providence Affiliate after a sale to a third-party, we may in certain circumstances be entitled to receive a termination payment. As of June 30, 2023, operating lease assets related to the Billboard Agreement were $95.2 million and non-current operating lease liabilities related to the Billboard Agreement were $94.1 million, and are included in Operating lease assets and non-current Operating lease liabilities, respectively, on the Consolidated Statements of Financial Position. Billboard revenues related to the Billboard Agreement were $1.9 million in the three months ended June 30, 2023, and $3.8 million in the six months ended June 30, 2023, and recorded in Revenues on the Consolidated Statement of Operations. Operating lease expenses related to the Billboard Agreement were $2.6 million in the three months ended June 30, 2023, and $4.9 million in the six months ended June 30, 2023, and recorded in Operating expenses on the Consolidated Statement of Operations.

We have a 50% ownership interest in two joint ventures that operate transit shelters in the greater Los Angeles area and Vancouver, and four joint ventures which currently operate a total of seven billboard displays in New York and Boston. All of these joint ventures are accounted for as equity investments. These investments totaled $10.3 million as of June 30, 2023, and $12.2 million as of December 31, 2022, and are included in Other assets on the Consolidated Statements of Financial Position. We provided sales and management services to these joint ventures and recorded management fees in Revenues on the Consolidated Statement of Operations of $1.4 million in the three months ended June 30, 2023, $2.3 million in the three months ended June 30, 2022, $2.4 million in the six months ended June 30, 2023, and $4.0 million in the six months ended June 30, 2022.

Note 8. Debt

Debt, net, consists of the following:

	As of
(in millions, except percentages)	June 30, 2023	December 31, 2022
Short-term debt:
AR Facility	$135.0	$30.0
Total short-term debt	135.0	30.0

Long-term debt:
Term loan, due 2026	598.8	598.6

Senior unsecured notes:
6.250% senior unsecured notes, due 2025	400.0	400.0
5.000% senior unsecured notes, due 2027	650.0	650.0
4.250% senior unsecured notes, due 2029	500.0	500.0
4.625% senior unsecured notes, due 2030	500.0	500.0
Total senior unsecured notes	2,050.0	2,050.0

Debt issuance costs	(20.2)	(22.6)
Total long-term debt, net	2,628.6	2,626.0

Total debt, net	$2,763.6	$2,656.0

Weighted average cost of debt	5.4%	5.2%

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)
Term Loan

The interest rate on the term loan due in 2026 (the “Term Loan”) was 6.9% per annum as of June 30, 2023. As of June 30, 2023, a discount of $1.2 million on the Term Loan remains unamortized. The discount is being amortized through Interest expense, net, on the Consolidated Statement of Operations.

Revolving Credit Facility

We also have a $500.0 million revolving credit facility, which matures in 2028 (the “Revolving Credit Facility,” together with the Term Loan, the “Senior Credit Facilities”).

During the second quarter of 2023, the Company, along with its wholly-owned subsidiaries, Outfront Media Capital LLC (“Finance LLC”) and Outfront Media Capital Corporation (together with Finance LLC, the “Borrowers”), and the other guarantors party thereto, entered into two amendments (the “Amendments”) to the Credit Agreement (as defined below). The Amendments provide for (i) the replacement of the London Interbank Offered Rate with the Secured Overnight Financing Rate as the interest rate benchmark, (ii) the extension of the maturity date of the Revolving Credit Facility from its previous maturity date of November 18, 2024 to June 15, 2028, and (iii) an increase in the interest rate margins applicable to the Borrowers under the Revolving Credit Facility from a range of 1.25% to 1.75% to a range of 1.75% to 2.25%, in the case of Secured Overnight Financing Rate borrowings, based on the Borrowers’ leverage ratio. The Amendments also include springing maturity refinancing provisions with respect to the Borrowers’ outstanding term loan indebtedness and certain series of senior notes issued by the Borrowers, in each case, which have maturity dates prior to June 15, 2028, as well as other clarifying, conforming and ministerial changes to the Credit Agreement.

As of June 30, 2023, there were no outstanding borrowings under the Revolving Credit Facility.

The commitment fee based on the amount of unused commitments under the Revolving Credit Facility was $0.4 million in each of the three months ended June 30, 2023 and 2022, $0.8 million in each of the six months ended June 30, 2023 and 2022. As of June 30, 2023, we had issued letters of credit totaling approximately $6.5 million against the letter of credit facility sublimit under the Revolving Credit Facility.

Standalone Letter of Credit Facilities

As of June 30, 2023, we had issued letters of credit totaling approximately $77.1 million under our aggregate $81.0 million standalone letter of credit facilities. The total fees under the letter of credit facilities were immaterial in each of the three and six months ended June 30, 2023 and 2022.

Accounts Receivable Securitization Facility

As of June 30, 2023, we have a $150.0 million revolving accounts receivable securitization facility (the “AR Facility”), which terminates in May 2025, unless further extended.

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

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)

As of June 30, 2023, there were $135.0 million outstanding borrowings under the AR Facility, at a borrowing rate of 6.2%. As of June 30, 2023, borrowing capacity remaining under the AR Facility was $15.0 million based on approximately $320.0 million of accounts receivable that could be used as collateral for the AR Facility in accordance with the agreements governing the AR Facility. The commitment fee based on the amount of unused commitments under the AR Facility was immaterial for the three months ended June 30, 2023, $0.1 million for the six months ended June 30, 2023, and immaterial for each of the three and six months ended June 30, 2022.

Debt Covenants

Our credit agreement, dated as of January 31, 2014 (as amended, restated, amended and restated, supplemented or otherwise modified, the “Credit Agreement”), governing the Senior Credit Facilities, the agreements governing the AR Facility, and the indentures governing our senior unsecured notes contain customary affirmative and negative covenants, subject to certain exceptions, including but not limited to those that restrict the Company’s and its subsidiaries’ abilities to (i) pay dividends on, repurchase or make distributions in respect to the Company’s or its wholly-owned subsidiary, Outfront Media Capital LLC’s capital stock or make other restricted payments other than dividends or distributions necessary for us to maintain our REIT status, subject to certain conditions and exceptions, (ii) enter into agreements restricting certain subsidiaries’ ability to pay dividends or make other intercompany or third-party transfers, and (iii) incur additional indebtedness. One of the exceptions to the restriction on our ability to incur additional indebtedness is satisfaction of a Consolidated Total Leverage Ratio, which is the ratio of our consolidated total debt to our Consolidated EBITDA (as defined in the Credit Agreement) for the trailing four consecutive quarters, of no greater than 6.0 to 1.0. As of June 30, 2023, our Consolidated Total Leverage Ratio was 5.1 to 1.0 in accordance with the Credit Agreement.

The terms of the Credit Agreement (and under certain circumstances, the agreements governing the AR Facility) require that we maintain a Consolidated Net Secured Leverage Ratio, which is the ratio of (i) our consolidated secured debt (less up to $150.0 million of unrestricted cash) to (ii) our Consolidated EBITDA (as defined in the Credit Agreement) for the trailing four consecutive quarters, of no greater than 4.5 to 1.0. As of June 30, 2023, our Consolidated Net Secured Leverage Ratio was 1.1 to 1.0 in accordance with the Credit Agreement. As of June 30, 2023, we are in compliance with our debt covenants.

Deferred Financing Costs

As of June 30, 2023, we had deferred $25.7 million in fees and expenses associated with the Term Loan, Revolving Credit Facility, AR Facility and our senior unsecured notes. We are amortizing the deferred fees through Interest expense, net, on our Consolidated Statement of Operations over the respective terms of the Term Loan, Revolving Credit Facility, AR Facility and our senior unsecured notes.

Fair Value

Under the fair value hierarchy, observable inputs such as unadjusted quoted prices in active markets for identical assets or liabilities are defined as Level 1; observable inputs other than quoted prices included within Level 1 that are either directly or indirectly observable for the asset or liability are defined as Level 2; and unobservable inputs for the asset or liability are defined as Level 3. The aggregate fair value of our debt, which is estimated based on quoted market prices of similar liabilities, was approximately $2.6 billion as of June 30, 2023, and $2.5 billion as of December 31, 2022. The fair value of our debt as of both June 30, 2023, and December 31, 2022, is classified as Level 2.

Note 9. Equity

As of June 30, 2023, 450,000,000 shares of our common stock, par value $0.01 per share, were authorized; 165,042,433 shares were issued and outstanding; and 50,000,000 shares of our preferred stock, par value $0.01 per share, were authorized, with 125,000 shares of our Series A Convertible Perpetual Preferred Stock (the “Series A Preferred Stock”), par value $0.01 per share, issued and outstanding.

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

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)
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

During the three months ended June 30, 2023, we paid cash dividends of $2.2 million on the Series A Preferred Stock and during the six months ended June 30, 2023, we paid cash dividends of $4.4 million on the Series A Preferred Stock. As of June 30, 2023, the maximum number of shares of common stock that could be required to be issued on conversion of the outstanding shares of Series A Preferred Stock was approximately 7.8 million shares.

We have a sales agreement in connection with an “at-the-market” equity offering program (the “ATM Program”), under which we may, from time to time, issue and sell shares of our common stock up to an aggregate offering price of $300.0 million. We have no obligation to sell any of our common stock under the sales agreement and may at any time suspend solicitations and offers under the sales agreement. No shares were sold under the ATM Program during the six months ended June 30, 2023. As of June 30, 2023, we had approximately $232.5 million of capacity remaining under the ATM Program.

On August 3, 2023, we announced that our board of directors approved a quarterly cash dividend of $0.30 per share on our common stock, payable on September 29, 2023, to stockholders of record at the close of business on September 1, 2023.

Note 10. Revenues

The following table summarizes revenues by source:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2023	2022	2023	2022
Billboard:
Static displays	$244.5	$241.7	$459.6	$447.7
Digital displays	113.9	99.9	202.8	181.3
Other	13.2	12.4	29.8	23.2
Billboard revenues	371.6	354.0	692.2	652.2
Transit:
Static displays	52.1	55.5	90.9	96.7
Digital displays	35.1	32.2	63.2	58.1
Other	8.1	7.1	14.6	13.5
Total transit revenues	95.3	94.8	168.7	168.3
Other	1.9	1.4	3.7	3.2
Transit and other revenues	97.2	96.2	172.4	171.5
Total revenues	$468.8	$450.2	$864.6	$823.7

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)
Rental income was $349.3 million in the three months ended June 30, 2023, $342.2 million in the three months ended June 30, 2022, $647.7 million in the six months ended June 30, 2023, and $630.5 million in the six months ended June 30, 2022, and is recorded in Billboard revenues on the Consolidated Statement of Operations.

The following table summarizes revenues by geography:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2023	2022	2023	2022
United States:
Billboard	$352.2	$332.1	$658.3	$615.5
Transit and other	90.8	90.4	161.1	161.2
Other	1.9	1.4	3.7	3.2
Total United States revenues	444.9	423.9	823.1	779.9
Canada	23.9	26.3	41.5	43.8
Total revenues	$468.8	$450.2	$864.6	$823.7

We recognized substantially all of the Deferred revenues on the Consolidated Statement of Financial Position as of December 31, 2022, during the three months ended March 31, 2023.

Note 11. Acquisitions

We completed several asset acquisitions for a total purchase price of approximately $27.4 million in the six months ended June 30, 2023, and $248.6 million in the six months ended June 30, 2022. The value of the assets acquired during 2023 and 2022 has primarily been allocated to the related permits and leasehold agreements intangible assets (see Note 4. Long-Lived Assets).

Note 12. Stock-Based Compensation

Effective as of June 6, 2023, we amended and restated the OUTFRONT Media Inc. Amended and Restated Omnibus Stock Incentive Plan (as amended and restated, the “Stock Plan”) to, among other things, increase the number of shares of our common stock reserved for issuance under our prior plan by 6,475,000 shares, so that the aggregate number of shares reserved for issuance under the Stock Plan is 19,575,000 shares of our common stock.

The following table summarizes our stock-based compensation expense for the three and six months ended June 30, 2023 and 2022.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2023	2022	2023	2022
Stock-based compensation expenses (restricted share units (“RSUs”) and performance-based RSUs (“PRSUs”)), before income taxes	$7.9	$8.5	$15.7	$16.4
Tax benefit	(0.1)	(0.4)	(0.5)	(0.8)
Stock-based compensation expense, net of tax	$7.8	$8.1	$15.2	$15.6

As of June 30, 2023, total unrecognized compensation cost related to non-vested RSUs and PRSUs was $44.9 million, which is expected to be recognized over a weighted average period of 1.9 years.

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)
RSUs and PRSUs

The following table summarizes activity for the six months ended June 30, 2023, of RSUs and PRSUs issued to our employees.

	Activity	Weighted Average Per Share Grant Date Fair Market Value
Non-vested as of December 31, 2022	2,644,039	$24.28
Granted:
RSUs	1,109,485	19.03
PRSUs	619,687	20.64
Vested:
RSUs	(928,942)	24.56
PRSUs	(516,609)	25.36
Forfeitures:
RSUs	(31,374)	22.14
PRSUs	(2,877)	23.64
Non-vested as of June 30, 2023	2,893,409	21.11

Note 13. Retirement Benefits

The following table presents the components of net periodic pension cost and amounts recognized in other comprehensive income (loss) for our pension plans:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2023	2022	2023	2022
Components of net periodic pension cost:
Interest cost	$0.5	$0.5	$1.1	$1.0
Expected return on plan assets	(0.7)	(0.7)	(1.4)	(1.4)
Net periodic pension cost	$(0.2)	$(0.2)	$(0.3)	$(0.4)

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

In the three and six months ended June 30, 2023 and 2022, our effective tax rate differed from the U.S. federal statutory income tax rate primarily due to our REIT status, including the dividends paid deduction, the impact of state and local taxes, and the effect of foreign operations.

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)
Note 15. Earnings Per Share (“EPS”)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2023	2022	2023	2022
Net income (loss) available for common stockholders	$(478.9)	$48.0	$(507.8)	$47.9
Less: Distributions to holders of Series A Preferred Stock	2.2	2.2	4.4	7.6
Less: Distributions to holders of Class A equity interests of a subsidiary	—	—	—	0.1
Net income (loss) available for common stockholders, basic and diluted	$(481.1)	$45.8	$(512.2)	$40.2

Weighted average shares for basic EPS	165.0	164.0	164.8	158.0
Dilutive potential shares from grants of RSUs and PRSUs(a)	—	0.6	—	0.8
Weighted average shares for basic and diluted EPS(a)(b)(c)	165.0	164.6	164.8	158.8

(a)The potential impact of 2.5 million granted RSUs and PRSUs in the three months ended June 30, 2023, 1.1 million granted RSUs and PRSUs in the three months ended June 30, 2022, 2.1 million granted RSUs and PRSUs in the six months ended June 30, 2023, were antidilutive. The potential impact of antidilutive granted RSUs and PRSUs in the six months ended June 30, 2022, was immaterial.
(b)The potential impact of 7.8 million shares of our common stock issuable upon conversion of the Series A Preferred Stock in each of the three and six months ended June 30, 2023, were antidilutive. The potential impact of 7.8 million shares of our common stock issuable upon conversion of the Series A Preferred Stock in the three months ended June 30, 2022, and 13.4 million shares of our common stock issuable upon conversion of the Series A Preferred Stock in the six months ended June 30, 2022, were antidilutive.
(c)The potential impact of 0.2 million of Class A equity interests of a subsidiary of the Company that controls its Canadian business in the six months ended June 30, 2022, was antidilutive.

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

Under the current MTA agreement, which was amended in June 2020 and July 2021 and is subject to modification as agreed-upon by us and the MTA (as amended, the “MTA Agreement”):

•Deployments. We must deploy, over a number of years, (i) 5,433 digital advertising screens on subway and train platforms and entrances, (ii) 15,896 smaller-format digital advertising screens on rolling stock, and (iii) 9,283 MTA communications displays. We are also obligated to deploy certain additional digital advertising screens and MTA communications displays in subway and train stations and rolling stock that the MTA may build or acquire in the future (collectively, the “New Inventory”).

•Recoupment of Equipment Deployment Costs. We may retain incremental revenues that exceed an annual base revenue amount for the cost of deploying advertising and communications displays throughout the transit system. As presented in the table below, recoupable MTA equipment deployment costs are recorded as Prepaid MTA equipment deployment costs and Intangible assets on our Consolidated Statement of Financial Position, and as these costs are recouped from incremental revenues that the MTA would otherwise be entitled to receive, Prepaid MTA equipment deployment costs will be reduced. If incremental revenues generated over the term of the agreement are not sufficient to cover all or a portion of the equipment deployment costs, the costs will not be recouped, which could have an adverse effect on our

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)
business, financial condition and results of operations, including impairment charges (see Note 4. Long-Lived Assets). If we do not recoup all costs of deploying advertising and communications screens with respect to the New Inventory by the end of the term of the MTA Agreement, the MTA will be obligated to reimburse us for these costs. Deployment costs in an amount not to exceed $50.7 million, which are deemed authorized before December 31, 2020, will be paid directly by the MTA. For any deployment costs deemed authorized after December 31, 2020, the MTA and the Company will no longer be obligated to directly pay 70% and 30% of the costs, respectively, and these costs will be subject to recoupment in accordance with the MTA Agreement. We did not recoup any equipment deployment costs in the six months ended June 30, 2023, and we do not expect to recoup any equipment deployment costs in the remainder of 2023.

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

•Term. In July 2021, we extended the initial 10-year term of the MTA Agreement to a 13-year base term (the “Amended Term”). We have the option to extend the Amended Term for an additional five-year period at the end of the Amended Term, subject to satisfying certain quantitative and qualitative conditions.

During the six months ended June 30, 2023, we had no recoupment from incremental revenues. As of June 30, 2023, 16,758 digital displays had been installed, composed of 5,135 digital advertising screens on subway and train platforms and entrances, 6,952 smaller-format digital advertising screens on rolling stock and 4,671 MTA communications displays. In the three months ended June 30, 2023, 1,558 installations occurred, for a total of 2,605 installations occurring in the six months ended June 30, 2023.

We performed an analysis of carrying value of our long-lived asset groups within our U.S. Transit and Other reporting unit as a result of the triggering event noted above utilizing undiscounted cash flows compared to the carrying value of the asset groups. As a result we recorded an impairment charge of $463.5 million in the second quarter of 2023, primarily representing a $443.1 million impairment charge related to our MTA asset group. (See Note 4. Long-Lived Assets.)

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)

(in millions)	Beginning Balance	Deployment Costs Incurred	Recoupment/MTA Funding	Amortization/Impairment	Reclassification	Ending Balance
Six months ended June 30, 2023:
Prepaid MTA equipment deployment costs	$363.2	$21.8	$—	$—	$(385.0)	$—
Other current assets	1.6	(0.4)	(0.1)	—	—	1.1
Intangible assets (franchise agreements)	62.0	(0.8)	—	(446.2)	385.0	—
Total	$426.8	$20.6	$(0.1)	$(446.2)	$—	$1.1

Year ended December 31, 2022:
Prepaid MTA equipment deployment costs	$279.8	$83.4	$—	$—	$—	$363.2
Other current assets	5.2	0.1	(3.7)	—	—	1.6
Intangible assets (franchise agreements)	63.0	5.4	—	(6.4)	—	62.0
Total	$348.0	$88.9	$(3.7)	$(6.4)	$—	$426.8

Letters of Credit

We have indemnification obligations with respect to letters of credit and surety bonds primarily used as security against non-performance in the normal course of business. As of June 30, 2023, the outstanding letters of credit were approximately $83.6 million and outstanding surety bonds were approximately $170.0 million, and were not recorded on the Consolidated Statements of Financial Position.

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

The following tables set forth our financial performance by segment.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2023	2022	2023	2022
Revenues:
U.S. Media	$443.0	$422.5	$819.4	$776.7
Other	25.8	27.7	45.2	47.0
Total revenues	$468.8	$450.2	$864.6	$823.7

We present Operating income before Depreciation, Amortization, Net (gain) loss on dispositions, Stock-based compensation and Impairment charges (“Adjusted OIBDA”) as the primary measure of profit and loss for our operating segments.

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2023	2022	2023	2022
Net income (loss) before allocation to non-controlling interests	$(478.4)	$48.4	$(507.1)	$48.5
(Benefit) provision for income taxes	0.4	1.2	0.8	(0.9)
Equity in earnings of investee companies, net of tax	0.3	(1.2)	1.1	(1.5)
Interest expense, net	39.7	31.6	77.4	62.3
Other expense, net	(0.2)	(0.1)	(0.2)	—
Operating income (loss)	(438.2)	79.9	(428.0)	108.4
Net (gain) loss on dispositions	(0.1)	0.2	0.2	(0.1)
Impairment charges	511.4	—	511.4	—
Depreciation and amortization	41.2	36.7	83.1	70.8
Stock-based compensation	7.9	8.5	15.7	16.4
Total Adjusted OIBDA	$122.2	$125.3	$182.4	$195.5

Adjusted OIBDA:
U.S. Media	$128.1	$129.2	$200.2	$209.3
Other	6.7	7.8	7.8	8.4
Corporate	(12.6)	(11.7)	(25.6)	(22.2)
Total Adjusted OIBDA	$122.2	$125.3	$182.4	$195.5

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2023	2022	2023	2022
Operating income (loss):
U.S. Media	$(420.9)	$95.3	$(387.6)	$144.6
Other	3.2	4.8	0.9	2.4
Corporate	(20.5)	(20.2)	(41.3)	(38.6)
Total operating income	$(438.2)	$79.9	$(428.0)	$108.4

Net gain (loss) on dispositions:
U.S. Media	$(0.1)	$0.2	$0.2	$(0.1)
Total gain (loss) on dispositions	$(0.1)	$0.2	$0.2	$(0.1)

Impairment charges (a):
U.S. Media	$511.4	$—	$511.4	$—
Total impairment charges	$511.4	$—	$511.4	$—

Depreciation and amortization:
U.S. Media	$37.7	$33.7	$76.2	$64.8
Other	3.5	3.0	6.9	6.0
Total depreciation and amortization	$41.2	$36.7	$83.1	$70.8

Capital expenditures:
U.S. Media	$19.6	$24.2	$41.6	$40.3
Other	2.7	0.7	3.3	1.5
Total capital expenditures	$22.3	$24.9	$44.9	$41.8

(a)The Impairment charges relates to a decline in the long-term outlook of our U.S. Transit and Other reporting unit (see Note 4. Long-Lived Assets) and an other-than-temporary decline in fair value of a cost-method investment.

	As of
(in millions)	June 30, 2023	December 31, 2022
Assets:
U.S. Media	$5,304.4	$5,732.1
Other	249.0	240.4
Corporate	32.5	17.5
Total assets	$5,585.9	$5,990.0

	As of
(in millions)	June 30, 2023	December 31, 2022
Long-lived assets(a):
United States(b)	$5,004.6	$5,391.0
Canada	200.9	195.8
Total assets	$5,205.5	$5,586.8

(a)Reflects total assets less current assets, investments and non-current deferred tax assets.
(b)Reflects a decline in the long-term outlook of our U.S. Transit and Other reporting unit in 2023 (see Note 4. Long-Lived Assets).

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

Economic Environment

Our revenues and operating results are sensitive to fluctuations in advertising expenditures, general economic conditions and other external events beyond our control, such as supply chain disruptions, heightened levels of inflation, pandemics like the COVID-19 pandemic, industry shutdowns like the current entertainment strikes, and shifts in market demographics and transportation patterns (including reductions in foot traffic, roadway traffic, commuting, transit ridership and overall target audiences due to remote work, safety concerns or otherwise), as described in this MD&A. These sensitivities may adversely impact our revenues and operating results on a consolidated basis and/or may have a disproportionate adverse impact on one or more of our operating segments, especially our U.S. Transit operating segment.

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

We have deployed state-of-the-art digital transit displays in connection with several transit franchises we operate and we expect to continue these deployments over the coming years, but at a slower pace than our historical deployments. In the future, we expect revenues generated on digital transit displays will be higher than revenues generated on comparable static transit displays.

We intend to incur significant equipment deployment costs and capital expenditures in the coming years to continue increasing the number of digital displays in our portfolio. However, we expect our annual deployment cost spending with respect to our transit franchise agreement with the New York Metropolitan Transportation Authority (the “MTA”) will decline beginning in 2024 as we near the end of our initial deployment phase.

We built or converted 35 new digital billboard displays in the U.S. and 20 in Canada during the six months ended June 30, 2023. Additionally, in the six months ended June 30, 2023, we entered into marketing arrangements to sell advertising on 25 third-party digital billboard displays in the U.S. In the six months ended June 30, 2023, we built, converted or replaced 2,662 digital transit and other displays in the U.S. and 22 in Canada. The following table sets forth information regarding our digital displays.

	Digital Revenues (in millions) for the Six Months Ended June 30, 2023(a)			Number of Digital Displays as of June 30, 2023(a)
Location	Digital Billboard	Digital Transit and Other	Total Digital Revenues	Digital Billboard Displays	Digital Transit and Other Displays	Total Digital Displays
United States	$189.2	$62.1	$251.3	1,756	18,581	20,337
Canada	13.6	1.1	14.7	292	100	392
Total	$202.8	$63.2	$266.0	2,048	18,681	20,729

(a)Digital display amounts include 4,749 displays reserved for transit agency use. Our number of digital displays is impacted by acquisitions, dispositions, management agreements, the net effect of new and lost billboards, and the net effect of won and lost franchises in the period.

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

We have a diversified base of customers across various industries. During the three months ended June 30, 2023, our largest categories of advertisers were entertainment, retail and health/medical, each of which represented approximately 20%, 10% and 8% of our total U.S. Media segment revenues, respectively. During the three months ended June 30, 2022, our largest categories of advertisers were entertainment, retail and health/medical, each of which represented approximately 20%, 11% and 9% of our total U.S. Media segment revenues, respectively. During the six months ended June 30, 2023, our largest categories of advertisers were entertainment, retail and health/medical, each of which represented approximately 20%, 10% and 9% of our total U.S. Media segment revenues, respectively. During the six months ended June 30, 2022, our largest categories of advertisers were entertainment, retail and health/medical, each of which represented approximately 21%, 10% and 9% of our total U.S. Media segment revenues, respectively.

Our large-scale portfolio allows our customers to reach a national audience and also provides the flexibility to tailor campaigns to specific regions or markets. We generated approximately 42% of our U.S. Media segment revenues from national advertising campaigns in each of the three months ended June 30, 2023 and 2022. In the six months ended June 30, 2023, we generated approximately 41% of our U.S. Media segment revenues from national advertising campaigns compared to approximately 42% in the same prior-year period.

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

	Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%
(in millions, except percentages)	2023	2022	Change	2023	2022	Change
Revenues	$468.8	$450.2	4%	$864.6	$823.7	5%
Organic revenues(a)(b)	465.0	446.3	4	857.9	818.7	5
Operating income (loss)	(438.2)	79.9	*	(428.0)	108.4	*
Adjusted OIBDA(b)	122.2	125.3	(2)	182.4	195.5	(7)
Adjusted OIBDA(b) margin	26%	28%		21%	24%
Net income (loss) attributable to OUTFRONT Media Inc.	(478.9)	48.0	*	(507.8)	47.9	*
Funds from operations (“FFO”)(b) attributable to OUTFRONT Media Inc.	(59.8)	92.4	*	(42.7)	134.2	*
Adjusted FFO (“AFFO”)(b) attributable to OUTFRONT Media Inc.	78.0	93.2	(16)	86.8	128.7	(33)

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
(b)See the “Reconciliation of Non-GAAP Financial Measures” and “Revenues” sections of this MD&A for reconciliations of Operating income to Operating income before Depreciation, Amortization, Net gain (loss) on dispositions, Stock-based compensation and Impairment charges (“Adjusted OIBDA”) Net income (loss) attributable to OUTFRONT Media Inc. to FFO attributable to OUTFRONT Media Inc. and AFFO attributable to OUTFRONT Media Inc., and Revenues to organic revenues.

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

	Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%
(in millions, except percentages)	2023	2022	Change	2023	2022	Change
Revenues:
Billboard	$371.6	$354.0	5%	$692.2	$652.2	6%
Transit and other	97.2	96.2	1	172.4	171.5	1
Total revenues	$468.8	$450.2	4	$864.6	$823.7	5

Organic revenues(a):
Billboard	$367.8	$350.3	5	$685.5	$647.6	6
Transit and other	97.2	96.0	1	172.4	171.1	1
Total organic revenues(a)	465.0	446.3	4	857.9	818.7	5
Non-organic revenues:
Billboard	3.8	3.7	3	6.7	4.6	46
Transit and other	—	0.2	*	—	0.4	*
Total non-organic revenues	3.8	3.9	(3)	6.7	5.0	34
Total revenues	$468.8	$450.2	4	$864.6	$823.7	5

*Calculation is not meaningful.
(a)Organic revenues exclude revenues associated with a significant acquisition and the impact of foreign currency exchange rates (“non-organic revenues”).

Total revenues increased by $18.6 million, or 4%, and organic revenues increased $18.7 million, or 4%, in the three months ended June 30, 2023, compared to the same prior-year period. Total revenues increased by $40.9 million, or 5%, and organic revenues increased $39.2 million, or 5%, in the six months ended June 30, 2023, compared to the same prior-year period.

In the three and six months ended June 30, 2023, non-organic revenues reflect the impact of a significant acquisition. In the three and six months ended June 30, 2022, non-organic revenues reflect the impact of a significant acquisition and the impact of foreign currency exchange rates.

Total billboard revenues increased $17.6 million, or 5%, in the three months ended June 30, 2023, compared to the same prior-year period, primarily due to an increase in average revenue per display (yield) and the impact of new and lost billboards in the period, including acquisitions. Total billboard revenues increased $40.0 million, or 6%, in the six months ended June 30, 2023, compared to the same prior-year period, primarily due to an increase in average revenue per display (yield), the impact of new and lost billboards in the period, including acquisitions, and higher proceeds from condemnations.

Organic billboard revenues increased $17.5 million, or 5%, in the three months ended June 30, 2023, compared to the same prior-year period, primarily due to an increase in average revenue per display (yield) and the impact of new and lost billboards in the period, including insignificant acquisitions. Organic billboard revenues increased $37.9 million, or 6%, in the six months ended June 30, 2023, compared to the same prior-year period, primarily due to an increase in average revenue per display (yield), the impact of new and lost billboards in the period, including insignificant acquisitions, and higher proceeds from condemnations.

Total transit and other revenues increased $1.0 million, or 1%, in the three months ended June 30, 2023, compared to the same prior-year period, primarily due to the impact of a new transit franchise contract, partially offset by a decrease in average revenue per display (yield), driven by weaker market conditions in national advertising, which primarily impacted advertising sales on certain above-ground advertising displays. Total transit and other revenues increased $0.9 million, or 1%, in the six months ended June 30, 2023, compared to the same prior-year period, primarily due to the impact of a new transit franchise contract, partially offset by a decrease in average revenue per display (yield), driven by weaker market conditions in national advertising, which primarily impacted advertising sales on certain above-ground advertising displays.

Organic transit and other revenues increased $1.2 million, or 1%, in the three months ended June 30, 2023, compared to the same prior-year period, primarily driven by the impact of a new transit franchise contract, partially offset by a decrease in average revenue per display (yield), driven by weaker market conditions in national advertising, which primarily impacted advertising sales on certain above-ground advertising displays. Organic transit and other revenues increased $1.3 million, or 1%, in the six months ended June 30, 2023, compared to the same prior-year period, primarily driven by the impact of a new transit franchise contract, partially offset by a decrease in average revenue per display (yield), driven by weaker market conditions in national advertising, which primarily impacted advertising sales on certain above-ground advertising displays.

Transit ridership remains materially below pre-COVID-19 pandemic levels in our largest transit markets and while we expect ridership to gradually grow over time, we do not expect ridership to reach pre-COVID-19 pandemic levels during the remaining terms of our current transit agreements. While ridership has increased during 2023 as compared to 2022, the increase in ridership has not led to an increase in overall demand for transit displays.

Expenses

	Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%
(in millions, except percentages)	2023	2022	Change	2023	2022	Change
Expenses:
Operating	$245.9	$226.5	9%	$481.4	$439.3	10%
Selling, general and administrative	108.6	106.9	2	216.5	205.3	5
Net (gain) loss on dispositions	(0.1)	0.2	*	0.2	(0.1)	*
Impairment charges	511.4	—	*	511.4	—	*
Depreciation	19.7	19.4	2	39.8	38.7	3
Amortization	21.5	17.3	24	43.3	32.1	35
Total expenses	$907.0	$370.3	145	$1,292.6	$715.3	81

*Calculation is not meaningful.

Operating Expenses

	Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%
(in millions, except percentages)	2023	2022	Change	2023	2022	Change
Operating expenses:
Billboard property lease	$128.3	$112.5	14%	$249.5	$219.8	14%
Transit franchise	61.0	59.4	3	120.6	113.1	7
Posting, maintenance and other	56.6	54.6	4	111.3	106.4	5
Total operating expenses	$245.9	$226.5	9	$481.4	$439.3	10

Billboard property lease expenses represented 35% of billboard revenues in the three months ended June 30, 2023, 32% in the three months ended June 30, 2022, 36% of billboard revenues in the six months ended June 30, 2023, and 34% in the six months ended June 30, 2022. The increase in billboard property lease expenses as a percentage of billboard revenues in the three months ended June 30, 2023, is primarily due to an increase in variable billboard property lease expenses (see Note 5. Leases to the Consolidated Financial Statements), which are primarily attributable to billboard revenue increases in large markets and high profile locations, and the impact of new locations, including through acquisitions. The increase in billboard property lease expenses as a percentage of billboard revenues in the six months ended June 30, 2023, is primarily due to an increase in variable billboard property lease expenses (see Note 5. Leases to the Consolidated Financial Statements), which are primarily attributable to billboard revenue increases in large markets and high profile locations, an out-of-period adjustment of $5.2 million recorded in the six months ended June 30, 2023, related to variable billboard property lease expenses (see Note 1. Description of Business and Basis of Presentation to the Consolidated Financial Statements), and the impact of new locations, including through acquisitions.

Transit franchise expenses represented 70% of transit display revenues in the three months ended June 30, 2023, 68% in the three months ended June 30, 2022, 78% of transit display revenues in the six months ended June 30, 2023, and 73% in the six months ended June 30, 2022. The increases in transit franchise expense, as a percentage of transit display revenues in each of the three and six months ended June 30, 2023, are primarily driven by higher guaranteed minimum annual payments to the MTA in each of the three and six months ended June 30, 2023. We expect transit franchise expenses, as a percentage of transit display revenues, to decline in the remainder of 2023, but remain above pre-COVID-19 pandemic levels and above 2022 levels, as a result of our expectation that revenues generated under the MTA Agreement in the remainder of 2023 will not grow at a compound annual growth rate above the inflation-adjusted guaranteed minimum annual payments to the MTA.

Billboard property lease and transit franchise expenses increased $17.4 million, or 10%, in the three months ended June 30, 2023, compared to the same prior-year period, primarily due to higher variable billboard property lease expenses, the impact of new locations, including through acquisitions, and higher guaranteed minimum annual payments to the MTA. Billboard property lease and transit franchise expenses increased $37.2 million, or 11%, in the six months ended June 30, 2023, compared to the same prior-year period, primarily due to higher variable billboard property lease expenses, including an out-of-period adjustment of $5.2 million recorded in the six months ended June 30, 2023, (see Note 1. Description of Business and Basis of Presentation to the Consolidated Financial Statements), the impact of new locations, including through acquisitions, and higher guaranteed minimum annual payments to the MTA.

Posting, maintenance and other expenses as a percentage of Revenues were 12% in each of the three months ended June 30, 2023 and 2022, and 13% in each of the six months ended June 30, 2023 and 2022. Posting, maintenance and other expenses increased $2.0 million, or 4%, in the three months ended June 30, 2023, compared to the same prior-year period, primarily due to higher taxes and compensation-related expenses. Posting, maintenance and other expenses increased $4.9 million, or 5%, in the six months ended June 30, 2023, compared to the same prior-year period, primarily due to higher taxes, higher maintenance and utilities cost, driven by inflation-driven cost increases in 2023, higher compensation-related expenses and increased activity resulting in higher materials cost, partially offset by lower posting and rotation costs.

Selling, General and Administrative Expenses (“SG&A”)

SG&A expenses represented 23% of Revenues in the three months ended June 30, 2023, compared to 24% of Revenues in the same prior-year period, and 25% of Revenues in each of the six months ended June 30, 2023 and 2022. SG&A expenses increased $1.7 million, or 2%, in the three months ended June 30, 2023, compared to the same prior-year period, primarily due to the impact of market fluctuations on an unfunded equity-linked retirement plan offered by the Company to certain employees, partially offset by lower compensation-related expenses and the impact of certain cost initiatives undertaken during the quarter. SG&A expenses increased $11.2 million, or 5%, in the six months ended June 30, 2023, compared to the same prior-year period, primarily due to the impact of market fluctuations on an unfunded equity-linked retirement plan offered by the Company to certain employees, higher compensation-related expenses, higher professional fees and higher travel and entertainment expenses. We continue to evaluate methods to lower SG&A expense growth and believe that these expenses will represent a lower percentage of revenues in the remainder of 2023 when compared to the same prior-year period.

Net (Gain) Loss on Dispositions

Net gain on dispositions was $0.1 million in the three months ended June 30, 2023, compared to a Net loss on dispositions of $0.2 million the same prior-year period. Net loss on dispositions was $0.2 million in the six months ended June 30, 2023, compared to a Net gain on dispositions of $0.1 million in the same prior-year period.

Impairment Charges

In the three months ended June 30, 2023, we recorded impairment charges of $511.4 million.

As a result of the impairment analysis performed during the second quarter of 2023, we determined that the carrying value of our U.S. Transit and Other reporting unit exceeded its fair value and we recorded an impairment charge of $47.6 million in the Consolidated Statements of Operations, representing the entire goodwill balance associated with the reporting unit. (See the “Critical Accounting Policies” section of this MD&A.)

We also performed an analysis of carrying value of our long-lived asset groups within our U.S. Transit and Other reporting unit as a result of the triggering event noted above utilizing undiscounted cash flows compared to the carrying value of the asset groups. As a result, we recorded an impairment charge of $463.5 million in the second quarter of 2023, primarily representing a $443.1 million impairment charge related to our MTA asset group. (See Note 4. Long-Lived Assets to the Consolidated Financial Statements.)

In addition, we recorded an impairment charge of $0.3 million related to an other-than-temporary decline in fair value of a cost-method investment.

Depreciation

Depreciation increased $0.3 million, or 2%, in the three months ended June 30, 2023, compared to the same prior-year period and increased $1.1 million, or 3%, in the six months ended June 30, 2023, compared to the same prior-year period, primarily due to capital expenditures and acquisitions in 2022.

Amortization

Amortization increased $4.2 million, or 24%, in the three months ended June 30, 2023, and increased $11.2 million, or 35%, in the six months ended June 30, 2023, compared to the same prior-year periods. The increases were due primarily to higher amortization of leasehold interest intangibles recorded related to asset acquisitions.

Interest Expense, Net

Interest expense, net, was $39.7 million (including $1.8 million of deferred financing costs) in the three months ended June 30, 2023, and $31.6 million (including $1.7 million of deferred financing costs) in the same prior-year period. Interest expense, net, was $77.4 million (including $3.4 million of deferred financing costs) in the six months ended June 30, 2023, and $62.3 million (including $3.3 million of deferred financing costs) in the same prior-year period. The increases were primarily due to higher interest rates and a higher average debt balance.

Benefit (Provision) for Income Taxes

Provision for income taxes decreased $0.8 million, or 67%, in the three months ended June 30, 2023, compared to the same prior-year period, due primarily to changes in taxable income for our U.S. taxable REIT subsidiary (“TRS”). Provision for income taxes was $0.8 million in the six months ended June 30, 2023, compared to a Benefit for income taxes of $0.9 million in the same prior-year period, due primarily to changes in taxable income for our U.S. TRS and recording a valuation allowance against our U.S. TRS’s deferred tax assets.

Net Income

Net income before allocation to non-controlling interests decreased $526.8 million in the three months ended June 30, 2023, and decreased $555.6 million in the six months ended June 30, 2023, compared to the same prior-year periods, driven by lower operating income, due primarily to impairment charges and higher interest expense.

Reconciliation of Non-GAAP Financial Measures

Adjusted OIBDA

We calculate Adjusted OIBDA as operating income (loss) before depreciation, amortization, net (gain) loss on dispositions, stock-based compensation and impairment charges. We calculate Adjusted OIBDA margin by dividing Adjusted OIBDA by total revenues. Adjusted OIBDA and Adjusted OIBDA margin are among the primary measures we use for managing our business, evaluating our operating performance and planning and forecasting future periods, as each is an important indicator of our operational strength and business performance. Our management believes users of our financial data are best served if the information that is made available to them allows them to align their analysis and evaluation of our operating results along the same lines that our management uses in managing, planning and executing our business strategy. Our management also believes that the presentations of Adjusted OIBDA and Adjusted OIBDA margin, as supplemental measures, are useful in evaluating our business because eliminating certain non-comparable items highlight operational trends in our business that may not otherwise be apparent when relying solely on GAAP financial measures. It is management’s opinion that these supplemental measures provide users of our financial data with an important perspective on our operating performance and also make it easier for users of our financial data to compare our results with other companies that have different financing and capital structures or tax rates.

FFO and AFFO

When used herein, references to “FFO” and “AFFO” mean “FFO attributable to OUTFRONT Media Inc.” and “AFFO attributable to OUTFRONT Media Inc.,” respectively. We calculate FFO in accordance with the definition established by the National Association of Real Estate Investment Trusts (“NAREIT”). FFO reflects net income (loss) attributable to OUTFRONT Media Inc. adjusted to exclude gains and losses from the sale of real estate assets, impairment charges, depreciation and amortization of real estate assets, amortization of direct lease acquisition costs and the same adjustments for our equity-based investments and non-controlling interests, as well as the related income tax effect of adjustments, as applicable. We calculate AFFO as FFO adjusted to include cash paid for direct lease acquisition costs as such costs are generally amortized over a period ranging from four weeks to one year and therefore are incurred on a regular basis. AFFO also includes cash paid for maintenance capital expenditures since these are routine uses of cash that are necessary for our operations. In addition, AFFO excludes certain non-cash items, including non-real estate depreciation and amortization, impairment charges on non-real estate assets, stock-based compensation expense, accretion expense, the non-cash effect of straight-line rent, amortization of deferred financing costs and the same adjustments for our non-controlling interests, along with the non-cash portion of income taxes, and the related income tax effect of adjustments, as applicable. We use FFO and AFFO measures for managing our business and for planning and forecasting future periods, and each is an important indicator of our operational strength and business performance, especially compared to other REITs. Our management believes users of our financial data are best served if the information that is made available to them allows them to align their analysis and evaluation of our operating results along the same lines that our management uses in managing, planning and executing our business strategy. Our management also believes that the presentations of FFO and AFFO, as supplemental measures, are useful in evaluating our business because adjusting results to reflect items that have more bearing on the operating performance of REITs highlight trends in our business that may not otherwise be apparent when relying solely on GAAP financial measures. It is management’s opinion that these supplemental measures provide users of our financial data with an important perspective on our operating performance and also make it easier to compare our results to other companies in our industry, as well as to REITs.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions, except percentages)	2023	2022	2023	2022
Total revenues	$468.8	$450.2	$864.6	$823.7

Operating income (loss)	$(438.2)	$79.9	$(428.0)	$108.4
Net (gain) loss on dispositions	(0.1)	0.2	0.2	(0.1)
Impairment charges	511.4	—	511.4	—
Depreciation	19.7	19.4	39.8	38.7
Amortization	21.5	17.3	43.3	32.1
Stock-based compensation	7.9	8.5	15.7	16.4
Adjusted OIBDA	$122.2	$125.3	$182.4	$195.5
Adjusted OIBDA margin	26%	28%	21%	24%

Net income (loss) attributable to OUTFRONT Media Inc.	$(478.9)	$48.0	$(507.8)	$47.9
Depreciation of billboard advertising structures	15.1	14.0	30.2	27.6
Amortization of real estate-related intangible assets	18.1	14.5	36.4	27.9
Amortization of direct lease acquisition costs	15.0	15.7	27.4	31.0
Net (gain) loss on disposition of real estate assets	(0.1)	0.2	0.2	(0.1)
Impairment charges(a)	371.1	—	371.1	—
Adjustment related to non-controlling interests	(0.1)	—	(0.2)	(0.1)
FFO attributable to OUTFRONT Media Inc.	(59.8)	92.4	(42.7)	134.2
Non-cash portion of income taxes	(1.5)	0.4	(4.7)	(3.8)
Cash paid for direct lease acquisition costs	(14.6)	(13.0)	(31.1)	(29.0)
Maintenance capital expenditures	(7.7)	(7.0)	(16.5)	(11.4)
Other depreciation	4.6	5.4	9.6	11.1
Other amortization	3.4	2.8	6.9	4.2
Impairment charges on non-real estate assets(a)(b)	140.3	—	140.3	—
Stock-based compensation	7.9	8.5	15.7	16.4
Non-cash effect of straight-line rent	2.9	1.3	4.4	2.3
Accretion expense	0.7	0.7	1.5	1.4
Amortization of deferred financing costs	1.8	1.7	3.4	3.3
AFFO attributable to OUTFRONT Media Inc.	$78.0	$93.2	$86.8	$128.7

(a)Impairment charges related to a decline in the long-term outlook of our U.S. Transit and Other reporting unit (see Note 4. Long-Lived Assets to the Consolidated Financial Statements).
(b)Impairment charge related to an other-than-temporary decline in fair value of a cost-method investment.

FFO attributable to OUTFRONT Media Inc. in the three months ended June 30, 2023, was a deficit of $59.8 million compared to FFO attributable to OUTFRONT Media Inc. of $92.4 million in the same prior-year period, due primarily to impairment charges on non-real estate assets and higher interest expense. FFO attributable to OUTFRONT Media Inc. in the six months ended June 30, 2023, was a deficit of $42.7 million compared to FFO attributable to OUTFRONT Media Inc. of $134.2 million in the same prior-year period, due primarily to impairment charges on non-real estate assets, higher interest expense and lower Adjusted OIBDA. AFFO attributable to OUTFRONT Media Inc. decreased $15.2 million, or 16%, in the three months ended June 30, 2023, compared to the same prior-year period, due primarily to higher interest expense and lower Adjusted OIBDA. AFFO attributable to OUTFRONT Media Inc. decreased $41.9 million, or 33%, in the six months ended June 30, 2023, compared to the same prior-year period, due primarily to higher interest expense, lower Adjusted OIBDA, the impact of direct lease acquisition costs and higher maintenance capital expenditures.

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

The following table presents our Revenues, Adjusted OIBDA and Operating income by segment in the three and six months ended June 30, 2023 and 2022.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2023	2022	2023	2022
Revenues:
U.S. Media	$443.0	$422.5	$819.4	$776.7
Other	25.8	27.7	45.2	47.0
Total revenues	$468.8	$450.2	$864.6	$823.7

Operating income (loss)	$(438.2)	$79.9	$(428.0)	$108.4
Net (gain) loss on dispositions	(0.1)	0.2	0.2	(0.1)
Impairment charges	511.4	—	511.4	—
Depreciation	19.7	19.4	39.8	38.7
Amortization	21.5	17.3	43.3	32.1
Stock-based compensation(a)	7.9	8.5	15.7	16.4
Total Adjusted OIBDA	$122.2	$125.3	$182.4	$195.5

Adjusted OIBDA:
U.S. Media	$128.1	$129.2	$200.2	$209.3
Other	6.7	7.8	7.8	8.4
Corporate	(12.6)	(11.7)	(25.6)	(22.2)
Total Adjusted OIBDA	$122.2	$125.3	$182.4	$195.5

Operating income (loss):
U.S. Media	$(420.9)	$95.3	$(387.6)	$144.6
Other	3.2	4.8	0.9	2.4
Corporate	(20.5)	(20.2)	(41.3)	(38.6)
Total operating income (loss)	$(438.2)	$79.9	$(428.0)	$108.4

(a)Stock-based compensation is classified as Corporate expense.

U.S. Media

	Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%
(in millions, except percentages)	2023	2022	Change	2023	2022	Change
Revenues:
Billboard	$352.2	$332.1	6%	$658.3	$615.5	7%
Transit and other	90.8	90.4	—	161.1	161.2	—
Total revenues	$443.0	$422.5	5	$819.4	$776.7	5

Organic revenues(a):
Billboard	$348.4	$329.7	6	$651.6	$613.1	6
Transit and other	90.8	90.4	—	161.1	161.2	—
Total organic revenues(a)	439.2	420.1	5	812.7	774.3	5
Non-organic revenues:
Billboard	3.8	2.4	58	6.7	2.4	179
Transit and other	—	—	*	—	—	*
Total non-organic revenues	3.8	2.4	58	6.7	2.4	179
Total revenues	443.0	422.5	5	819.4	776.7	5
Operating expenses	(232.5)	(212.2)	10	(455.1)	(411.6)	11
SG&A expenses	(82.4)	(81.1)	2	(164.1)	(155.8)	5
Adjusted OIBDA	$128.1	$129.2	(1)	$200.2	$209.3	(4)
Adjusted OIBDA margin	29%	31%		24%	27%

Operating income (loss)	$(420.9)	$95.3	*	$(387.6)	$144.6	*
Net (gain) loss on dispositions	(0.1)	0.2	*	0.2	(0.1)	*
Impairment charges	511.4	—	*	511.4	—	*
Depreciation and amortization	37.7	33.7	12	76.2	64.8	18
Adjusted OIBDA	$128.1	$129.2	(1)	$200.2	$209.3	(4)

New York metropolitan area revenues as a percentage of U.S. Media segment revenues	18%	19%		18%	19%
Los Angeles metropolitan area revenues as a percentage of U.S. Media segment revenues	16%	16%		15%	16%

*    Calculation is not meaningful.
(a)Organic revenues exclude revenues associated with a significant acquisition (“non-organic revenues”).

Total U.S. Media segment revenues increased $20.5 million, or 5%, in the three months ended June 30, 2023, compared to the same prior-year period, due primarily to higher billboard revenues. Total U.S. Media segment revenues increased $42.7 million, or 5%, in the six months ended June 30, 2023, compared to the same prior-year period, due primarily to higher billboard revenues. We generated approximately 42% in each of the three months ended June 30, 2023 and 2022, 41% in the six months ended June 30, 2023, and 42% in the six months ended June 30, 2022, of our U.S. Media segment revenues from national advertising campaigns.

In the three and six months ended June 30, 2023, non-organic revenues reflect the impact of a significant acquisition.

Billboard revenues in the U.S. Media segment increased $20.1 million, or 6%, in the three months ended June 30, 2023, compared to the same prior-year period, reflecting an increase in average revenue per display (yield) and the impact of new and lost billboards in the period, including acquisitions. Billboard revenues in the U.S. Media segment increased $42.8 million, or 7%, in the six months ended June 30, 2023, compared to the same prior-year period, reflecting an increase in average revenue per display (yield), the impact of new and lost billboards in the period, including acquisitions, and higher proceeds from condemnations.

Organic billboard revenues in the U.S. Media segment increased $18.7 million, or 6%, in the three months ended June 30, 2023, compared to the same prior-year period, primarily due to an increase in average revenue per display (yield) and the impact of new and lost billboards in the period, including insignificant acquisitions. Organic billboard revenues in the U.S. Media segment increased $38.5 million, or 6%, in the six months ended June 30, 2023, compared to the same prior-year period, primarily due to an increase in average revenue per display (yield), the impact of new and lost billboards in the period, including insignificant acquisitions, and higher proceeds from condemnations.

Transit and other revenues in the U.S. Media segment increased $0.4 million in the three months ended June 30, 2023 compared to the same prior-year period, primarily driven by the impact of a new transit franchise contract. Transit and other revenues in the U.S. Media segment decreased $0.1 million in the six months ended June 30, 2023, compared to the same prior-year period, primarily driven by a decrease in average revenue per display (yield), driven by weaker market conditions in national advertising, which primarily impacted advertising sales on certain above-ground advertising displays, partially offset by the impact of a new transit franchise contract.

Organic transit and other revenues in the U.S. Media segment increased $0.4 million in the three months ended June 30, 2023, compared to the same prior-year period, primarily driven by the impact of a new transit franchise contract, partially offset by a decrease in average revenue per display (yield). Organic transit and other revenues in the U.S. Media segment decreased $0.1 million in the six months ended June 30, 2023, compared to the same prior-year period, primarily driven by a decrease in average revenue per display (yield), driven by weaker market conditions in national advertising, which primarily impacted advertising sales on certain above-ground advertising displays, partially offset by the impact of a new transit franchise contract.

Transit ridership remains materially below pre-COVID-19 pandemic levels in our largest transit markets and while we expect ridership to gradually grow over time, we do not expect ridership to reach pre-COVID-19 pandemic levels during the remaining terms of our current transit agreements. While ridership has increased during 2023 as compared to 2022, the increase in ridership has not led to an increase in overall demand for transit displays.

Operating expenses in the U.S. Media segment increased $20.3 million, or 10%, in the three months ended June 30, 2023, compared to the same prior-year period, primarily driven by higher variable billboard property lease expenses, the impact of new locations, including through acquisitions, higher guaranteed minimum annual payments to the MTA, higher taxes and higher compensation-related expenses. Operating expenses in the U.S. Media segment increased $43.5 million, or 11%, in the six months ended June 30, 2023, compared to the same prior-year period, primarily driven by higher variable billboard property lease expenses, including an out-of-period adjustment of $5.2 million recorded in the six months ended June 30, 2023, (see Note 1. Description of Business and Basis of Presentation to the Consolidated Financial Statements), higher guaranteed minimum annual payments to the MTA, higher taxes, higher maintenance and utilities cost, higher taxes, higher maintenance and utilities cost, driven by inflation-driven cost increases in 2023, higher compensation-related expenses, and increased activity resulting in higher materials cost, partially offset by lower posting and rotation costs.

SG&A expenses in the U.S. Media segment increased $1.3 million, or 2%, in the three months ended June 30, 2023, compared to the same prior-year period, primarily driven by higher compensation-related expenses, partially offset by a lower provision for doubtful accounts. SG&A expenses in the U.S. Media segment increased $8.3 million, or 5%, in the six months ended June 30, 2023, compared to the same prior-year period, primarily driven by higher compensation-related expenses, higher professional fees and higher travel and entertainment expenses.

In the three months ended June 30, 2023, we recorded impairment charges of $511.4 million in the U.S. Media segment, primarily related to impairment charges related to our MTA asset group and our U.S. Transit and Other reporting unit (see the “Critical Accounting Policies” section of this MD&A and Note 4. Long-Lived Assets to the Consolidated Financial Statements).

U.S. Media segment Adjusted OIBDA decreased $1.1 million, or 1%, in the three months ended June 30, 2023, and decreased $9.1 million, or 4%, in the six months ended June 30, 2023, compared to the same prior-year periods. Adjusted OIBDA margin was 29% in the three months ended June 30, 2023, 31% in the three months ended June 30, 2022, 24% in the six months ended June 30, 2023, and 27% in the six months ended June 30, 2022. The decreases in Adjusted OIBDA margins was due primarily to a higher increase in operating expenses, due to an increase in billboard property lease expenses, including an out-of-period adjustment of $5.2 million recorded in the six months ended June 30, 2023, related to variable billboard property lease expenses (see Note 1. Description of Business and Basis of Presentation to the Consolidated Financial Statements), increases in the MTA guaranteed minimum annual payments in 2023 and an increase in SG&A expenses, compared to a lower increase in revenues.

Other

	Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%
(in millions, except percentages)	2023	2022	Change	2023	2022	Change
Revenues:
Billboard	$19.4	$21.9	(11)%	$33.9	$36.7	(8)%
Transit and other	6.4	5.8	10	11.3	10.3	10
Total revenues	$25.8	$27.7	(7)	$45.2	$47.0	(4)

Organic revenues(a):
Billboard	$19.4	$20.6	(6)	$33.9	$34.5	(2)
Transit and other	6.4	5.6	14	11.3	9.9	14
Total organic revenues(a)	25.8	26.2	(2)	45.2	44.4	2
Non-organic revenues:
Billboard	—	1.3	*	—	2.2	*
Transit and other	—	0.2	*	—	0.4	*
Total non-organic revenues	—	1.5	*	—	2.6	*
Total revenues	25.8	27.7	(7)	45.2	47.0	(4)
Operating expenses	(13.4)	(14.3)	(6)	(26.3)	(27.7)	(5)
SG&A expenses	(5.7)	(5.6)	2	(11.1)	(10.9)	2
Adjusted OIBDA	$6.7	$7.8	(14)	$7.8	$8.4	(7)
Adjusted OIBDA margin	26%	28%		17%	18%

Operating income	$3.2	$4.8	(33)	$0.9	$2.4	(63)
Depreciation and amortization	3.5	3.0	17	6.9	6.0	15
Adjusted OIBDA	$6.7	$7.8	(14)	$7.8	$8.4	(7)

*    Calculation is not meaningful.
(a)Organic revenues exclude the impact of foreign currency exchange rates (“non-organic revenues”).

Total Other revenues decreased $1.9 million, or 7%, in the three months ended June 30, 2023, compared to the same prior-year period, driven by the impact of foreign currency exchange rates and a decrease in average revenue per display (yield) as we have experienced decreases in overall demand for our services, partially offset by the impact of acquisitions. Total Other revenues decreased $1.8 million, or 4%, in the six months ended June 30, 2023, compared to the same prior-year period, primarily driven by the impact of foreign currency exchange rates, partially offset by the impact of acquisitions.

In the three and six months ended June 30, 2022, non-organic revenues reflect the impact of foreign currency exchange rates.

Organic Other revenues decreased $0.4 million, or 2%, in the three months ended June 30, 2023, compared to the same prior-year period, driven by a decrease in average revenue per display (yield) as we have experienced decreases in overall demand for our services during the quarter, partially offset by the impact of acquisitions. Organic Other revenues increased $0.8 million, or 2%, in the six months ended June 30, 2023, compared to the same prior-year period, primarily driven by the impact of acquisitions.

Other operating expenses decreased $0.9 million, or 6%, in the three months ended June 30, 2023, and decreased $1.4 million, or 5%, in the six months ended June 30, 2023, compared to the same prior-year periods, primarily driven by the impact of foreign currency exchange rates and lower expenses in Canada. Other SG&A expenses increased $0.1 million, or 2%, in the three months ended June 30, 2023, and increased $0.2 million, or 2%, in the six months ended June 30, 2023, compared to the same prior-year periods, primarily driven by higher expenses in Canada, partially offset by the impact of foreign currency exchange rates.

Other Adjusted OIBDA decreased $1.1 million, or 14%, in the three months ended June 30, 2023, and decreased $0.6 million, or 7%, in the six months ended June 30, 2023, compared to the same prior-year periods. The decreases were due primarily to the impact of foreign currency exchange rates and a decrease in average revenue per display (yield), partially offset by higher expenses in Canada.

Corporate

Corporate expenses primarily include expenses associated with employees who provide centralized services. Corporate expenses, excluding stock-based compensation, were $12.6 million in the three months ended June 30, 2023, compared to $11.7 million in the same prior-year period. Corporate expenses, excluding stock-based compensation, were $25.6 million in the six months ended June 30, 2023, compared to $22.2 million in the same prior-year period. The increases were primarily due to the impact of market fluctuations on an unfunded equity-linked retirement plan offered by the Company to certain employees, partially offset by lower compensation-related expenses.

Liquidity and Capital Resources

	As of
(in millions, except percentages)	June 30, 2023	December 31, 2022	% Change
Assets:
Cash and cash equivalents	$42.2	$40.4	4%
Receivables, less allowance ($17.2 in 2023 and $20.2 in 2022)	293.0	315.5	(7)
Prepaid lease and transit franchise costs	6.5	9.1	(29)
Other prepaid expenses	21.3	19.8	8
Other current assets	6.9	5.6	23
Total current assets	369.9	390.4	(5)
Liabilities:
Accounts payable	54.8	65.4	(16)
Accrued compensation	35.0	68.0	(49)
Accrued interest	31.6	31.1	2
Accrued lease and transit franchise costs	58.7	64.9	(10)
Other accrued expenses	54.3	47.6	14
Deferred revenues	48.0	35.3	36
Short-term debt	135.0	30.0	*
Short-term operating lease liabilities	202.9	188.1	8
Other current liabilities	19.4	21.2	(8)
Total current liabilities	639.7	551.6	16
Working capital	$(269.8)	$(161.2)	67
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

Working capital was a deficit of $269.8 million as of June 30, 2023, compared to a deficit of $161.2 million as of December 31, 2022, primarily driven by increased borrowings under the AR Facility, lower receivable balances, and increased short-term operating lease liabilities.

Under the current MTA agreement, which was amended in June 2020 and July 2021 and is subject to modification as agreed-upon by us and the MTA (as amended, the “MTA Agreement”):

•Deployments. We must deploy, over a number of years, (i) 5,433 digital advertising screens on subway and train platforms and entrances, (ii) 15,896 smaller-format digital advertising screens on rolling stock, and (iii) 9,283 MTA communications displays. We are also obligated to deploy certain additional digital advertising screens and MTA communications displays in subway and train stations and rolling stock that the MTA may build or acquire in the future (collectively, the “New Inventory”).

•Recoupment of Equipment Deployment Costs. We may retain incremental revenues that exceed an annual base revenue amount for the cost of deploying advertising and communications displays throughout the transit system. As presented in the table below, recoupable MTA equipment deployment costs are recorded as Prepaid MTA equipment deployment costs and Intangible assets on our Consolidated Statement of Financial Position, and as these costs are recouped from incremental revenues that the MTA would otherwise be entitled to receive, Prepaid MTA equipment deployment costs will be reduced. If incremental revenues generated over the term of the agreement are not sufficient to cover all or a portion of the equipment deployment costs, the costs will not be recouped, which could have an adverse effect on our business, financial condition and results of operations, including impairment charges (see Note 4. Long-Lived Assets to the Consolidated Financial Statements). If we do not recoup all costs of deploying advertising and communications screens with respect to the New Inventory by the end of the term of the MTA Agreement, the MTA will be obligated to reimburse us for these costs. Deployment costs in an amount not to exceed $50.7 million, which are deemed authorized before December 31, 2020, will be paid directly by the MTA. For any deployment costs deemed authorized after December 31, 2020, the MTA and the Company will no longer be obligated to directly pay 70% and 30% of the costs, respectively, and these costs will be subject to recoupment in accordance with the MTA Agreement. We did not recoup any equipment deployment costs in the six months ended June 30, 2023, and we do not expect to recoup any equipment deployment costs in the remainder of 2023. In addition, we currently do not expect to recoup any equipment deployment costs throughout the remainder of the Amended Term (as defined below) of the MTA Agreement. For the full year of 2023, we expect our MTA equipment deployment costs to be approximately $50.0 million to $60.0 million. We expect our MTA equipment deployment costs to be approximately $95.00 million in the aggregate over the next 18 months, with approximately $30.0 million to $40.0 million to be spent in the remainder of 2023 and approximately $50.0 million to $60.0 million to be spent in 2024. After 2024, we expect MTA equipment deployment costs to be approximately $30.0 million to $40.0 million annually throughout the remainder of the Amended Term (as defined below) of the MTA Agreement and encompass replacement costs. Accordingly, we expect annual MTA equipment deployment costs after 2024 to be significantly below 2023 levels as we expect to substantially complete our initial deployment during 2024.

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

•Term. In July 2021, we extended the initial 10-year term of the MTA Agreement to a 13-year base term (the “Amended Term”). We have the option to extend the Amended Term for an additional five-year period at the end of the Amended Term, subject to satisfying certain quantitative and qualitative conditions.

We may utilize cash on hand and/or incremental third-party financing to fund equipment deployment costs over the next couple of years. However, given the current heightened levels of inflation and related economic environment, we cannot reasonably estimate the aggregate financing amount, if any, at this time. As of June 30, 2023, we have issued surety bonds in favor of the MTA totaling approximately $136.0 million, which amount is subject to change as equipment installations are completed and revenues are generated. We expect transit franchise expenses, as a percentage of transit display revenues, to decline in the remainder of 2023, but remain above pre-COVID-19 pandemic levels and above 2022 levels, as a result of our expectation that revenues generated under the MTA Agreement in the remainder of 2023 will not grow at a compound annual growth rate above the inflation-adjusted guaranteed minimum annual payments to the MTA. As indicated in the table below, we incurred $20.6 million related to MTA equipment deployment costs in the six months ended June 30, 2023 (which includes equipment deployment costs related to future deployments), for a total of $556.5 million to date, of which $33.9 million had been recouped from incremental revenues to date. As of June 30, 2023, 16,758 digital displays had been installed, composed of 5,135 digital advertising screens on subway and train platforms and entrances, 6,952 smaller-format digital advertising screens on rolling stock and 4,671 MTA communications displays. In the three months ended June 30, 2023, 1,558 installations occurred, for a total of 2,605 installations occurring in the six months ended June 30, 2023.

We performed an analysis of carrying value of our long-lived asset groups within our U.S. Transit and Other reporting unit as a result of the triggering event noted above utilizing undiscounted cash flows compared to the carrying value of the asset groups. As a result, we recorded an impairment charge of $463.5 million in the second quarter of 2023, primarily representing a $443.1 million impairment charge related to our MTA asset group. (See the “Critical Accounting Policies” section of this MD&A and Note 4. Long-Lived Assets to the Consolidated Financial Statements.)

(in millions)	Beginning Balance	Deployment Costs Incurred	Recoupment/MTA Funding	Amortization/Impairment	Reclassification	Ending Balance
Six months ended June 30, 2023:
Prepaid MTA equipment deployment costs	$363.2	$21.8	$—	$—	$(385.0)	$—
Other current assets	1.6	(0.4)	(0.1)	—	—	1.1
Intangible assets (franchise agreements)	62.0	(0.8)	—	(446.2)	385.0	—
Total	$426.8	$20.6	$(0.1)	$(446.2)	$—	$1.1

Year ended December 31, 2022:
Prepaid MTA equipment deployment costs	$279.8	$83.4	$—	$—	$—	$363.2
Other current assets	5.2	0.1	(3.7)	—	—	1.6
Intangible assets (franchise agreements)	63.0	5.4	—	(6.4)	—	62.0
Total	$348.0	$88.9	$(3.7)	$(6.4)	$—	$426.8

On August 3, 2023, we announced that our board of directors approved a quarterly cash dividend of $0.30 per share on our common stock, payable on September 29, 2023, to stockholders of record at the close of business on September 1, 2023.

Debt

Debt, net, consists of the following:

	As of
(in millions, except percentages)	June 30, 2023	December 31, 2022
Short-term debt:
AR Facility	$135.0	$30.0
Total short-term debt	135.0	30.0

Long-term debt:
Term loan, due 2026	598.8	598.6

Senior unsecured notes:
6.250% senior unsecured notes, due 2025	400.0	400.0
5.000% senior unsecured notes, due 2027	650.0	650.0
4.250% senior unsecured notes, due 2029	500.0	500.0
4.625% senior unsecured notes, due 2030	500.0	500.0
Total senior unsecured notes	2,050.0	2,050.0

Debt issuance costs	(20.2)	(22.6)
Total long-term debt, net	2,628.6	2,626.0

Total debt, net	$2,763.6	$2,656.0

Weighted average cost of debt	5.4%	5.2%

	Payments Due by Period
(in millions)	Total	2023	2024-2025	2026-2027	2028 and thereafter
Long-term debt	$2,650.0	$—	$400.0	$1,250.0	$1,000.0
Interest	757.6	155.6	277.5	234.8	89.7
Total	$3,407.6	$155.6	$677.5	$1,484.8	$1,089.7

Term Loan

The interest rate on the term loan due in 2026 (the “Term Loan”) was 6.9% per annum as of June 30, 2023. As of June 30, 2023, a discount of $1.2 million on the Term Loan remains unamortized. The discount is being amortized through Interest expense, net, on the Consolidated Statement of Operations.

Revolving Credit Facility

We also have a $500.0 million revolving credit facility, which matures in 2028 (the “Revolving Credit Facility,” together with the Term Loan, the “Senior Credit Facilities”).

During the second quarter of 2023, the Company, along with its wholly-owned subsidiaries, Outfront Media Capital LLC (“Finance LLC”) and Outfront Media Capital Corporation (together with Finance LLC, the “Borrowers”), and the other guarantors party thereto, entered into two amendments (the “Amendments”) to the Credit Agreement (as defined below). The Amendments provide for (i) the replacement of the London Interbank Offered Rate with the Secured Overnight Financing Rate as the interest rate benchmark, (ii) the extension of the maturity date of the Revolving Credit Facility from its previous maturity date of November 18, 2024 to June 15, 2028, and (iii) an increase in the interest rate margins applicable to the Borrowers under the Revolving Credit Facility from a range of 1.25% to 1.75% to a range of 1.75% to 2.25%, in the case of Secured Overnight Financing Rate borrowings, based on the Borrowers’ leverage ratio. The Amendments also include springing maturity refinancing provisions with respect to the Borrowers’ outstanding term loan indebtedness and certain series of senior notes issued by the Borrowers, in each case, which have maturity dates prior to June 15, 2028, as well as other clarifying, conforming and ministerial changes to the Credit Agreement.

As of June 30, 2023, there were no outstanding borrowings under the Revolving Credit Facility.

The commitment fee based on the amount of unused commitments under the Revolving Credit Facility was $0.4 million in each of the three months ended June 30, 2023 and 2022, $0.8 million in each of the six months ended June 30, 2023 and 2022. As of June 30, 2023, we had issued letters of credit totaling approximately $6.5 million against the letter of credit facility sublimit under the Revolving Credit Facility.

Standalone Letter of Credit Facilities

As of June 30, 2023, we had issued letters of credit totaling approximately $77.1 million under our aggregate $81.0 million standalone letter of credit facilities. The total fees under the letter of credit facilities were immaterial in each of the three and six months ended June 30, 2023 and 2022.

Accounts Receivable Securitization Facility

As of June 30, 2023, we have a $150.0 million revolving accounts receivable securitization facility (the “AR Facility”), which terminates in May 2025, unless further extended.

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

As of June 30, 2023, there were $135.0 million outstanding borrowings under the AR Facility, at a borrowing rate of 6.2%. As of June 30, 2023, borrowing capacity remaining under the AR Facility was $15.0 million based on approximately $320.0 million of accounts receivable that could be used as collateral for the AR Facility in accordance with the agreements governing the AR Facility. The commitment fee based on the amount of unused commitments under the AR Facility was immaterial for the three months ended June 30, 2023, $0.1 million for the six months ended June 30, 2023, and immaterial for each of the three and six months ended June 30, 2022.

Debt Covenants

Our credit agreement, dated as of January 31, 2014 (as amended, restated, amended and restated, supplemented or otherwise modified, the “Credit Agreement”), governing the Senior Credit Facilities, the agreements governing the AR Facility, and the indentures governing our senior unsecured notes contain customary affirmative and negative covenants, subject to certain exceptions, including but not limited to those that restrict the Company’s and its subsidiaries’ abilities to (i) pay dividends on, repurchase or make distributions in respect to the Company’s or its wholly-owned subsidiary, Outfront Media Capital LLC’s capital stock or make other restricted payments other than dividends or distributions necessary for us to maintain our REIT status, subject to certain conditions and exceptions, (ii) enter into agreements restricting certain subsidiaries’ ability to pay dividends or make other intercompany or third-party transfers, and (iii) incur additional indebtedness. One of the exceptions to the restriction on our ability to incur additional indebtedness is satisfaction of a Consolidated Total Leverage Ratio, which is the ratio of our consolidated total debt to our Consolidated EBITDA (as defined in the Credit Agreement) for the trailing four consecutive quarters, of no greater than 6.0 to 1.0. As of June 30, 2023, our Consolidated Total Leverage Ratio was 5.1 to 1.0 in accordance with the Credit Agreement.

The terms of the Credit Agreement (and under certain circumstances, the agreements governing the AR Facility) require that we maintain a Consolidated Net Secured Leverage Ratio, which is the ratio of (i) our consolidated secured debt (less up to $150.0 million of unrestricted cash) to (ii) our Consolidated EBITDA (as defined in the Credit Agreement) for the trailing four consecutive quarters, of no greater than 4.5 to 1.0. As of June 30, 2023, our Consolidated Net Secured Leverage Ratio was 1.1 to 1.0 in accordance with the Credit Agreement. As of June 30, 2023, we are in compliance with our debt covenants.

Deferred Financing Costs

As of June 30, 2023, we had deferred $25.7 million in fees and expenses associated with the Term Loan, Revolving Credit Facility, AR Facility and our senior unsecured notes. We are amortizing the deferred fees through Interest expense, net, on our Consolidated Statement of Operations over the respective terms of the Term Loan, Revolving Credit Facility, AR Facility and our senior unsecured notes.

Equity

At-the-Market Equity Offering Program

We have a sales agreement in connection with an “at-the-market” equity offering program (the “ATM Program”), under which we may, from time to time, issue and sell shares of our common stock up to an aggregate offering price of $300.0 million. We have no obligation to sell any of our common stock under the sales agreement and may at any time suspend solicitations and offers under the sales agreement. No shares were sold under the ATM Program during the six months ended June 30, 2023. As of June 30, 2023, we had approximately $232.5 million of capacity remaining under the ATM Program.

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

Cash Flows

The following table presents our cash flows in the six months ended June 30, 2023 and 2022.

	Six Months Ended
	June 30,		%
(in millions, except percentages)	2023	2022	Change
Net cash flow provided by operating activities	$87.7	$101.1	(13)%
Net cash flow used for investing activities	(71.5)	(294.4)	(76)
Net cash flow used for financing activities	(14.7)	(114.2)	(87)
Effect of exchange rate changes on cash, cash equivalents	0.3	(0.3)	*
Net increase (decrease) in cash and cash equivalents	$1.8	$(307.8)	*

*Calculation is not meaningful.

Cash provided by operating activities decreased $13.4 million, or 13%, in the six months ended June 30, 2023, compared to the same prior-year period, due primarily to lower net income in 2023 compared to 2022, due to increased operating and SG&A expenses, and higher interest expense, as well as the timing of payments, partially offset by a decrease in prepaid MTA equipment deployment costs. In the six months ended June 30, 2023, we paid net cash of $21.3 million related to MTA equipment deployment costs and installed 2,605 digital displays. In the six months ended June 30, 2022, we paid net cash of $44.5 million related to MTA equipment deployment costs and installed 2,069 digital displays.

Cash used for investing activities decreased $222.9 million, or 76%, in the six months ended June 30, 2023, compared to the same prior-year period, due primarily to lower cash paid for acquisitions.

The following table presents our capital expenditures in the six months ended June 30, 2023 and 2022.

	Six Months Ended
	June 30,		%
(in millions, except percentages)	2023	2022	Change
Growth	$28.4	$30.4	(7)%
Maintenance	16.5	11.4	45
Total capital expenditures	$44.9	$41.8	7

Capital expenditures increased $3.1 million, or 7%, in the six months ended June 30, 2023, compared to the same prior-year period, primarily due to the timing of payments related to growth in digital displays and maintenance spending for billboard display upgrades, and higher spending related to the renovation of certain office facilities.

For the full year of 2023, we expect our capital expenditures to be approximately $80.0 million to $85.0 million, which will be used primarily for growth in digital displays, the renovation of certain office facilities, software and technology, maintenance, and safety-related projects. This estimate does not include equipment deployment costs that will be incurred in connection with the MTA Agreement (as described above).

Cash used for financing activities decreased $99.5 million, or 87%, in the six months ended June 30, 2023, compared to the same prior-year period. In the six months ended June 30, 2023, we drew $105.0 million of borrowings on the AR Facility and paid total cash dividends of $103.7 million on our common stock, the Series A Preferred Stock and vested restricted share units granted to employees. In the six months ended June 30, 2022, we paid total cash dividends of $102.9 million on our common stock, the Series A Preferred Stock and vested restricted share units granted to employees.

Cash paid for income taxes was $5.5 million in the six months ended June 30, 2023 and $2.9 million in the six months ended June 30, 2022. The increase was primarily due to the timing of payments related to Canada.

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

MTA Agreement

Under the current MTA Agreement, which is subject to modification as agreed-upon by us and the MTA, we are obligated to deploy, over a number of years, (i) 5,433 digital advertising screens on subway and train platforms and entrances, (ii) 15,896 smaller-format digital advertising screens on rolling stock, and (iii) 9,283 MTA communications displays. In addition, we are entitled to generate revenue through the sale of advertising on transit advertising displays and incur transit franchise expenses, which are calculated based on contractually stipulated percentages of revenue generated under the contract, subject to a minimum guarantee.

Title of the various digital displays transfers to the MTA on installation, therefore the cost of deploying these screens throughout the transit system does not represent our property and equipment. The portion of recoupable MTA equipment deployment costs expected to be reimbursed from transit franchise fees that would otherwise be payable to the MTA are recorded as Prepaid MTA equipment deployment costs on the Consolidated Statement of Financial Position and charged to operating expenses as advertising revenue is generated. The short-term portion of Prepaid MTA equipment deployment costs represents the costs that we expect to recover from the MTA in the next twelve months. The portion of deployment costs expected to be reimbursed from advertising revenues that would otherwise be retained by us under the contract are recorded as Intangible assets on the Consolidated Statement of Financial Position and charged to amortization expense on a straight-line basis over the contract period. We assess the recoverability of the MTA contract on an as-needed basis and apply significant judgment in assessing factors to determine if there is an indication that the revenues expected to be generated over the term of the agreement will be sufficient to cover all or a portion of the equipment deployment costs, including evaluating macroeconomic conditions, product demand, industry trends, and events specific to the Company, including monitoring the Company’s actual installation of digital displays against the deployment schedule. Additionally, we assess these factors by comparing revenue projections of the deployed digital displays to actual financial results.

If we do not generate sufficient advertising revenues from the MTA contract, there is a risk that the related Prepaid MTA equipment deployment costs and Intangible assets may not be recoverable. Management assesses the prepaid MTA equipment deployment costs for recoverability on a quarterly basis. This assessment requires evaluating qualitative and quantitative factors to determine if there is an indication that the carrying amount may not be recoverable. Management applies significant judgment in assessing these factors, including evaluating macroeconomic conditions, product demand, industry trends, and events specific to the Company, including monitoring the Company’s actual installation of digital displays against the initial deployment schedule.

Additionally, management assesses quantitative factors by comparing revenue projections of the deployed digital displays to actual financial results. In 2022, we updated our projections and did not identify a triggering event for an impairment review of our Prepaid MTA equipment deployment costs. The projections utilized for 2022 assumed the continued recovery of transit ridership and revenues towards pre-COVID-19 levels and expected growth in revenue generation from our significant digital deployment throughout the MTA transit system as required by the MTA Agreement. By the end of the first half of 2023, it was determined that our MTA transit revenue recovery had stalled since our MTA transit revenue did not meet our revenue expectations, and as of June 30, 2023, our revenue pacing and outlook for the remainder of 2023 reflects a continued decline in MTA transit revenues as compared to our 2023 forecast due to the underperformance across the MTA transit system. Accordingly, we updated our revenue projections to reflect no growth in 2023 followed by 5% to 10% growth throughout the remainder of the Amended Term of the MTA Agreement. As a result of the reduced revenue forecast and reduced time remaining on the Amended Term of the MTA Agreement, we currently do not expect to recoup any Prepaid MTA equipment deployment costs throughout the remainder of the Amended Term of the MTA Agreement. As a result, we reclassified $385.0 million of Prepaid MTA equipment deployment costs to Intangible Assets. We then reviewed our MTA long-lived asset group to determine if there was a triggering event for impairment, noting that we currently project negative aggregate cash flows of approximately $50.0 million through the remainder of the Amended Term of the MTA Agreement. Consequently, we have recorded an impairment charge of $443.1 million, representing all of our MTA long-lived asset group.

All future deployment costs spending will be recorded as Intangible assets until such time as we project to recoup spending from transit franchise fees that would otherwise be payable to the MTA, which we currently do not expect throughout the remainder of the Amended Term of the MTA Agreement. Even if we do not recoup our spending from transit franchise fees that would otherwise be payable to the MTA, our current projections are that the MTA Agreement will be cash flow neutral (i.e., Adjusted OIBDA related to the MTA Agreement will equal MTA equipment deployment costs) over the remaining Amended Term of the MTA Agreement beginning during 2024. We will assess these equipment deployment costs for impairment each period. Currently, future impairment charges (i) are expected to be required during the remainder of 2023 with respect to all or a portion of the up to approximately $30.0 million to $40.0 million of MTA equipment deployment costs we expect to spend in the remainder of 2023, (ii) may be required during 2024 with respect to all or a portion of the up to approximately $50.0 million to $60.0 million of MTA equipment deployment costs we expect to spend in 2024, and (iii) may be required beyond 2024 with respect to all or a portion of the additional MTA equipment deployment costs we will be required to incur under the MTA Agreement, in each case, to the extent we continue to project cash flow losses throughout the remainder of the Amended Term of the MTA Agreement based on the assumptions and estimates described in this section and/or other factors that may arise.

We performed a sensitivity analysis on our MTA transit revenue assumptions, noting that a change in our annual revenue growth rate of 1% between 2024 and 2030, holding all other assumptions constant except for variable sales compensation, would result in an approximately $70.0 million aggregate change in estimated cash flows. The assumptions and estimates included in our analysis require significant judgment about future events, market conditions and financial performance. Actual results may differ from our assumptions. There can be no assurance that these estimates and assumptions will prove to be an accurate prediction of the future, and a downward revision of these estimates and/or assumptions would decrease our cash flows, which could result in additional impairment charges in the future.

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

The estimated fair value of the U.S. Transit and Other reporting unit exceeded its carrying value by 28% as of December 31, 2022, based on our goodwill impairment assessment in the prior year. The projections utilized for 2022 assumed the continued recovery of transit ridership and revenues towards pre-COVID-19 levels and expected revenue generation from our significant digital deployment in the MTA and other transit systems. By the end of the first half of 2023, it was determined that our transit revenue recovery had stalled since our U.S. Transit and Other reporting unit did not meet revenue expectations, and as of June 30, 2023, our pacing and outlook for the remainder of 2023 reflects a continued decline in transit revenues as compared to our 2023 forecast due to the underperformance across our transit business, including the MTA transit system. As a result, we determined that there was a triggering event requiring an interim goodwill impairment analysis of our U.S. Transit and Other reporting unit.

Our current discounted cash flow model assumptions and estimates with respect to revenues in our U.S. Transit and Other reporting unit is currently projected to slightly decline in 2023 before growing in the mid-single digits in 2024, high single digits in 2025-2026 and then trending back to a mid-single digit growth rate thereafter. We believe this growth will be driven by expected revenue generation from increased demand for transit digital displays due to additional rolling stock digital deployment in the MTA transit system and additional digital deployment in other transit systems, product enhancements to our transit digital display and related assets, and a gradual increase in transit ridership over the remaining terms of our transit franchise agreements. Additionally, we are currently no longer assuming that we will exercise the five-year extension to the

Amended Term of the MTA Agreement due to our lowered revenue growth assumptions and currently contractually required increase to the minimum annual guarantee payments to the MTA during the extension period. Other than with respect to the MTA Agreement, we are assuming that we will be able to renew our significant transit franchise agreements.

As a result of the impairment analysis performed during the second quarter of 2023, we determined that the carrying value of our U.S. Transit and Other reporting unit exceeded its fair value and we recorded an impairment charge of $47.6 million in the Consolidated Statements of Operations, representing the entire goodwill balance associated with the reporting unit.

As of June 30, 2023, the goodwill balances associated with the U.S. Billboard reporting unit was $2,006.4 million and the Canada reporting unit was $22.9 million.

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

For further information regarding accounting policies we consider to be the most critical as they are significant to our financial condition and results of operations, and require significant judgment and estimates on the part of management in their application, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on February 23, 2023.

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

We do not currently use derivatives or other financial instruments to mitigate our exposure to commodity price risk. However, we do enter into contracts with commodity providers to limit our exposure to commodity price fluctuations. For the year ended December 31, 2022, such contracts accounted for 6.2% of our total utility costs. As of June 30, 2023, we had active electricity purchase agreements with fixed contract rates for locations in Illinois, New York and Texas, which expire at various dates through May 2025.

Foreign Exchange Risk

Foreign currency translation risk is the risk that exchange rate gains or losses arise from translating our Canadian business’s statements of earnings and statements of financial position from functional currency to our reporting currency (the U.S. Dollar) for consolidation purposes. Any gain or loss on translation is included within comprehensive income and Accumulated other comprehensive income on our Consolidated Statement of Financial Position. The functional currency of our international subsidiaries is their respective local currency. As of June 30, 2023, we have $6.3 million of unrecognized foreign currency translation losses included within Accumulated other comprehensive loss on our Consolidated Statement of Financial Position.

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

As of June 30, 2023, we had a $600.0 million variable-rate Term Loan due 2026 outstanding, which has an interest rate of 6.9% per year. An increase or decrease of 1/4% in our interest rate on the Term Loan will change our annualized interest expense by approximately $1.5 million.

As of June 30, 2023, there were $135.0 million of outstanding borrowings under the AR Facility, at a borrowing rate of 6.2%. An increase or decrease of 1/4% in our interest rate on the AR Facility will change our annualized interest expense by approximately $0.3 million.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

None.

Purchases of Equity Securities by the Issuer

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
April 1, 2023 through April 30, 2023	—	$—	—	—
May 1, 2023 through May 31, 2023	—	—	—	—
June 1, 2023 through June 30, 2023	—	—	—	—
Total	—	—	—	—

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

10.1
Amendment No. 7 to Credit Agreement, dated as of May 24, 2023, by and among Outfront Media Capital LLC, Outfront Media Capital Corporation, the guarantors party thereto, Morgan Stanley Senior Funding, Inc. and the other lenders party thereto from time to time, to Credit Agreement, dated as of January 31, 2014, as amended (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-36367), filed on May 25, 2023).

10.2
Amendment No. 8 to Credit Agreement, dated as of June 15, 2023, by and among Outfront Media Capital LLC, Outfront Media Capital Corporation, the guarantors party thereto, Morgan Stanley Senior Funding, Inc. and the other lenders party thereto from time to time, to Credit Agreement, dated as of January 31, 2014, as amended (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-36367), filed on June 15, 2023).

10.3
OUTFRONT Media Inc. Amended and Restated Omnibus Stock Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-36367), filed on June 6, 2023).

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

Date: August 7, 2023