Form 10-Q
period 2023-09-30
OUTFRONT Media Inc.
filed 2023-11-03
CIK 1579877

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the transition period from	to
Commission File Number: 001-36367
OUTFRONT Media Inc.
(Exact name of registrant as specified in its charter)

Maryland		46-4494703
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

90 Park Avenue, 9th Floor
New York,	NY	10016
(Address of principal executive offices)		(Zip Code)
(212) 297-6400
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01, par value	OUT	New York Stock Exchange

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

As of November 2, 2023, the number of shares outstanding of the registrant’s common stock was 165,049,566.

OUTFRONT MEDIA INC.
QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2023

PART I
Item 1.    Financial Statements.
OUTFRONT Media Inc.
Consolidated Statements of Financial Position
(Unaudited)

	As of
(in millions)	September 30, 2023	December 31, 2022
Assets:
Current assets:
Cash and cash equivalents	$44.4	$40.4
Receivables, less allowance ($17.8 in 2023 and $20.2 in 2022)	296.4	315.5
Prepaid lease and franchise costs	5.7	9.1
Other prepaid expenses	25.3	19.8
Other current assets	9.2	5.6
Total current assets	381.0	390.4
Property and equipment, net (Note 3)	693.9	699.8
Goodwill (Note 4)	2,028.9	2,076.4
Intangible assets (Note 4)	761.5	858.5
Operating lease assets (Note 5)	1,657.3	1,562.6
Prepaid MTA equipment deployment costs (Note 16)	—	363.2
Other assets	32.2	39.1
Total assets	$5,554.8	$5,990.0

Liabilities:
Current liabilities:
Accounts payable	$50.1	$65.4
Accrued compensation	42.0	68.0
Accrued interest	18.7	31.1
Accrued lease and franchise costs	72.8	64.9
Other accrued expenses	53.2	47.6
Deferred revenues	45.8	35.3
Short-term debt (Note 8)	150.0	30.0
Short-term operating lease liabilities (Note 5)	204.6	188.1
Other current liabilities	19.8	21.2
Total current liabilities	657.0	551.6
Long-term debt, net (Note 8)	2,630.0	2,626.0
Deferred income tax liabilities, net	15.0	15.2
Asset retirement obligation (Note 6)	38.0	37.8
Operating lease liabilities (Note 5)	1,459.6	1,369.0
Other liabilities	41.5	41.2
Total liabilities	4,841.1	4,640.8

Commitments and contingencies (Note 16)

Preferred stock (2023 - 50.0 shares authorized, and 0.1 shares of Series A Preferred Stock issued and outstanding; 2022 - 50.0 shares authorized, and 0.1 shares of Series A Preferred Stock issued and outstanding) (Note 9)	119.8	119.8
Stockholders’ equity (Note 9):
Common stock (2023 - 450.0 shares authorized, and 165.0 shares issued and outstanding; 2022 - 450.0 shares authorized, and 164.2 issued and outstanding)	1.7	1.6
Additional paid-in capital	2,426.7	2,416.3
Distribution in excess of earnings	(1,829.8)	(1,183.4)
Accumulated other comprehensive loss	(8.5)	(9.1)
Total stockholders’ equity	590.1	1,225.4
Non-controlling interests	3.8	4.0
Total equity	713.7	1,349.2
Total liabilities and equity	$5,554.8	$5,990.0
See accompanying notes to unaudited consolidated financial statements.

OUTFRONT Media Inc.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions, except per share amounts)	2023	2022	2023	2022
Revenues:
Billboard	$363.6	$355.0	$1,055.8	$1,007.2
Transit and other	91.2	98.7	263.6	270.2
Total revenues	454.8	453.7	1,319.4	1,277.4
Expenses:
Operating	239.8	232.6	721.2	671.9
Selling, general and administrative	105.3	106.5	321.8	311.8
Net loss on dispositions	—	0.2	0.2	0.1
Impairment charges	12.1	—	523.5	—
Depreciation	19.3	19.9	59.1	58.6
Amortization	19.7	20.2	63.0	52.3
Total expenses	396.2	379.4	1,688.8	1,094.7
Operating income (loss)	58.6	74.3	(369.4)	182.7
Interest expense, net	(40.2)	(33.6)	(117.6)	(95.9)
Other income (expense), net	(0.1)	(0.3)	0.1	(0.3)
Income (loss) before benefit (provision) for income taxes and equity in earnings of investee companies	18.3	40.4	(486.9)	86.5
Benefit (provision) for income taxes	(1.4)	0.3	(2.2)	1.2
Equity in earnings of investee companies, net of tax	(0.2)	0.4	(1.3)	1.9
Net income (loss) before allocation to non-controlling interests	16.7	41.1	(490.4)	89.6
Net income (loss) attributable to non-controlling interests	(0.3)	0.3	0.4	0.9
Net income (loss) attributable to OUTFRONT Media Inc.	$17.0	$40.8	$(490.8)	$88.7

Net income (loss) per common share:
Basic	$0.09	$0.24	$(3.02)	$0.49
Diluted	$0.09	$0.23	$(3.02)	$0.49

Weighted average shares outstanding:
Basic	165.0	164.0	164.9	160.0
Diluted	165.2	164.6	164.9	160.7
See accompanying notes to unaudited consolidated financial statements.

OUTFRONT Media Inc.
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2023	2022	2023	2022
Net income (loss) before allocation to non-controlling interests	$16.7	$41.1	$(490.4)	$89.6
Net income (loss) attributable to non-controlling interests	(0.3)	0.3	0.4	0.9
Net income (loss) attributable to OUTFRONT Media Inc.	17.0	40.8	(490.8)	88.7
Other comprehensive income (loss), net of tax:
Cumulative translation adjustments	(2.2)	(7.5)	0.6	(9.1)
Net actuarial gain	—	0.2	—	0.2
Change in fair value of interest rate swap agreements	—	—	—	0.4
Total other comprehensive income (loss), net of tax	(2.2)	(7.3)	0.6	(8.5)
Total comprehensive income (loss)	$14.8	$33.5	$(490.2)	$80.2
See accompanying notes to unaudited consolidated financial statements.

OUTFRONT Media Inc.
Consolidated Statements of Equity
(Unaudited)

			Stockholders’ Equity
(in millions, except per share amounts)	Shares of Series A Preferred Stock	Series A Preferred Stock ($0.01 per share par value)	Shares of Common Stock	Common Stock ($0.01 per share par value)	Additional Paid-In Capital	Distribution in Excess of Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Non-Controlling Interests	Total Equity
Balance as of June 30, 2022	0.1	$119.8	164.0	$1.6	$2,399.8	$(1,180.4)	$(5.6)	$1,215.4	$4.1	$1,339.3
Net income	—	—	—	—	—	40.8	—	40.8	0.3	41.1
Other comprehensive loss	—	—	—	—	—	—	(7.3)	(7.3)	—	(7.3)
Stock-based payments:
Amortization	—	—	—	—	8.6	—	—	8.6	—	8.6
Series A Preferred Stock dividends (7%)	—	—	—	—	—	(2.2)	—	(2.2)	—	(2.2)
Dividends ($0.30 per share)	—	—	—	—	—	(49.3)	—	(49.3)	—	(49.3)
Other	—	—	—	—	—	—	—	—	(0.2)	(0.2)
Balance as of September 30, 2022	0.1	$119.8	164.0	$1.6	$2,408.4	$(1,191.1)	$(12.9)	$1,206.0	$4.2	$1,330.0

Balance as of June 30, 2023	0.1	$119.8	165.0	$1.7	$2,419.6	$(1,794.9)	$(6.3)	$620.1	$4.7	$744.6
Net income (loss)	—	—	—	—	—	17.0	—	17.0	(0.3)	16.7
Other comprehensive loss	—	—	—	—	—	—	(2.2)	(2.2)	—	(2.2)
Stock-based payments:
Amortization	—	—	—	—	7.2	—	—	7.2	—	7.2
Shares paid for tax withholding for stock-based payments	—	—	—	—	(0.1)	—	—	(0.1)	—	(0.1)
Series A Preferred Stock dividends (7%)	—	—	—	—	—	(2.2)	—	(2.2)	—	(2.2)
Dividends ($0.30 per share)	—	—	—	—	—	(49.7)	—	(49.7)	—	(49.7)
Other	—	—	—	—	—	—	—	—	(0.6)	(0.6)
Balance as of September 30, 2023	0.1	$119.8	165.0	$1.7	$2,426.7	$(1,829.8)	$(8.5)	$590.1	$3.8	$713.7

OUTFRONT Media Inc.
Consolidated Statements of Equity (Continued)
(Unaudited)

			Stockholders’ Equity
(in millions, except per share amounts)	Shares of Series A Preferred Stock	Series A Preferred Stock ($0.01 per share par value)	Shares of Common Stock	Common Stock ($0.01 per share par value)	Additional Paid-In Capital	Distribution in Excess of Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Non-Controlling Interests	Total Equity
Balance as of December 31, 2021	0.4	$383.4	145.6	$1.5	$2,119.0	$(1,122.0)	$(4.4)	$994.1	$13.0	$1,390.5
Net income	—	—	—	—	—	88.7	—	88.7	0.9	89.6
Other comprehensive loss	—	—	—	—	—	—	(8.5)	(8.5)	—	(8.5)
Stock-based payments:
Vested	—	—	1.0	—	—	—	—	—	—	—
Amortization	—	—	—	—	25.0	—	—	25.0	—	25.0
Shares paid for tax withholding for stock-based payments	—	—	(0.4)	—	(10.9)	—	—	(10.9)	—	(10.9)
Class A equity interest redemptions	—	—	0.4	—	8.6	—	—	8.6	(8.6)	—
Series A Preferred Stock conversions	(0.3)	(266.8)	17.4	0.1	266.7	—	—	266.8	—	—
Series A Preferred Stock dividends (7%)	—	3.2	—	—	—	(9.8)	—	(9.8)	—	(6.6)
Dividends ($0.90 per share)	—	—	—	—	—	(148.0)	—	(148.0)	—	(148.0)
Other	—	—	—	—	—	—	—	—	(1.1)	(1.1)
Balance as of September 30, 2022	0.1	$119.8	164.0	$1.6	$2,408.4	$(1,191.1)	$(12.9)	$1,206.0	$4.2	$1,330.0

Balance as of December 31, 2022	0.1	$119.8	164.2	$1.6	$2,416.3	$(1,183.4)	$(9.1)	$1,225.4	$4.0	$1,349.2
Net income (loss)	—	—	—	—	—	(490.8)	—	(490.8)	0.4	(490.4)
Other comprehensive income	—	—	—	—	—	—	0.6	0.6	—	0.6
Stock-based payments:
Vested	—	—	1.5	0.1	—	—	—	0.1	—	0.1
Amortization	—	—	—	—	22.9	—	—	22.9	—	22.9
Shares paid for tax withholding for stock-based payments	—	—	(0.7)	—	(12.5)	—	—	(12.5)	—	(12.5)
Series A Preferred Stock dividends (7%)	—	—	—	—	—	(6.6)	—	(6.6)	—	(6.6)
Dividends ($0.90 per share)	—	—	—	—	—	(149.0)	—	(149.0)	—	(149.0)
Other	—	—	—	—	—	—	—	—	(0.6)	(0.6)
Balance as of September 30, 2023	0.1	$119.8	165.0	$1.7	$2,426.7	$(1,829.8)	$(8.5)	$590.1	$3.8	$713.7
See accompanying notes to unaudited consolidated financial statements.

OUTFRONT Media Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,
(in millions)	2023	2022
Operating activities:
Net income (loss) attributable to OUTFRONT Media Inc.	$(490.8)	$88.7
Adjustments to reconcile net income (loss) to net cash flow provided by operating activities:
Net income attributable to non-controlling interests	0.4	0.9
Depreciation and amortization	122.1	110.9
Deferred tax benefit	(0.3)	(4.2)
Stock-based compensation	22.9	25.0
Provision for doubtful accounts	4.0	2.7
Accretion expense	2.3	2.1
Net loss on dispositions	0.2	0.1
Impairment charges	511.4	—
Equity in earnings of investee companies, net of tax	1.3	(1.9)
Distributions from investee companies	0.9	0.5
Amortization of deferred financing costs and debt discount	5.0	4.9
Change in assets and liabilities, net of investing and financing activities:
Decrease in receivables	15.2	3.3
Increase in prepaid MTA equipment deployment costs	(21.8)	(61.1)
(Increase) decrease in prepaid expenses and other current assets	(5.4)	1.8
Decrease in accounts payable and accrued expenses	(37.2)	(16.2)
Increase in operating lease assets and liabilities	14.6	5.7
Increase in deferred revenues	10.5	12.5
Decrease in income taxes	(3.4)	(0.2)
Other, net	(2.7)	(0.7)
Net cash flow provided by operating activities	149.2	174.8

Investing activities:
Capital expenditures	(63.6)	(66.6)
Acquisitions	(30.7)	(278.9)
MTA franchise rights	0.6	(6.8)
Net proceeds from dispositions	0.3	1.3
Investment in investee companies	—	(0.3)
Net cash flow used for investing activities	(93.4)	(351.3)

Financing activities:
Proceeds from borrowings under short-term debt facilities	120.0	—
Payments of deferred financing costs	(4.1)	(0.4)
Taxes withheld for stock-based compensation	(12.4)	(10.9)
Dividends	(155.4)	(154.3)
Net cash flow used for financing activities	(51.9)	(165.6)
Effect of exchange rate changes on cash and cash equivalents	0.1	(1.2)
Net increase (decrease) in cash and cash equivalents	4.0	(343.3)
Cash and cash equivalents at beginning of period	40.4	424.8
Cash and cash equivalents at end of period	$44.4	$81.5

OUTFRONT Media Inc.
Consolidated Statements of Cash Flows (Continued)
(Unaudited)

	Nine Months Ended
	September 30,
(in millions)	2023	2022
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$5.9	$3.1
Cash paid for interest	126.3	104.9

Non-cash investing and financing activities:
Accrued purchases of property and equipment	$4.6	$4.4
Accrued MTA franchise rights	2.9	3.1
Taxes withheld for stock-based compensation	0.1	—
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

Note 3. Property and Equipment, Net

The table below presents the balances of major classes of assets and accumulated depreciation.

		As of
(in millions)	Estimated Useful Lives	September 30, 2023	December 31, 2022
Land		$112.3	$112.2
Buildings	15 to 35 years	57.4	56.5
Advertising structures	3 to 20 years	2,048.1	2,006.8
Furniture, equipment and other	3 to 10 years	191.7	183.4
Construction in progress		42.3	38.5
		2,451.8	2,397.4
Less: Accumulated depreciation		1,757.9	1,697.6
Property and equipment, net		$693.9	$699.8

Depreciation expense was $19.3 million in the three months ended September 30, 2023, $19.9 million in the three months ended September 30, 2022, $59.1 million in the nine months ended September 30, 2023, and $58.6 million in the nine months ended September 30, 2022.

Note 4. Long-Lived Assets

By the end of the first half of 2023, our U.S. Transit and Other reporting unit did not meet revenue expectations and as of June 30, 2023, our revenue pacing and outlook for the remainder of 2023 reflects a continued decline in transit revenues as compared to our 2023 forecast due to underperformance across our transit business, including the New York Metropolitan Transportation Authority (the “MTA”) transit system. As a result, in the second quarter of 2023, we determined that there was a decline in the long-term outlook for our U.S. Transit and Other reporting unit constituting a triggering event, which required an interim impairment analysis of goodwill and long-lived assets.

Goodwill

For the nine months ended September 30, 2023, and the year ended December 31, 2022, the changes in the book value of goodwill by segment were as follows:

(in millions)	U.S. Media	Other	Total
As of December 31, 2021	$2,054.0	$23.8	$2,077.8
Currency translation adjustments	—	(1.4)	(1.4)
As of December 31, 2022	$2,054.0	$22.4	$2,076.4
Currency translation adjustments	—	0.1	0.1
Impairment	(47.6)	—	(47.6)
As of September 30, 2023	$2,006.4	$22.5	$2,028.9

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

As of September 30, 2023, the goodwill balances associated with the U.S. Billboard reporting unit was $2,006.4 million and the Canada reporting unit was $22.5 million.

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

Our identifiable intangible assets consist of the following:

(in millions)	Gross	Accumulated Amortization	Impairment	Net
As of September 30, 2023:
Permits and leasehold agreements	$1,620.5	$(916.1)	$—	$704.4
Franchise agreements(a)	923.9	(424.1)	(456.9)	42.9
Other intangible assets	21.0	(6.8)	—	14.2
Total intangible assets	$2,565.4	$(1,347.0)	$(456.9)	$761.5

As of December 31, 2022:
Permits and leasehold agreements	$1,597.6	$(868.7)	$—	$728.9
Franchise agreements	533.2	(418.6)	—	114.6
Other intangible assets	18.9	(3.9)	—	15.0
Total intangible assets	$2,149.7	$(1,291.2)	$—	$858.5

(a)We reclassified all Prepaid MTA equipment deployment costs (see Note 16. Commitments and Contingencies) and recorded impairments in the second and third quarters of 2023 due to a decline in the long-term outlook of our U.S. Transit and Other reporting unit.

In the nine months ended September 30, 2023, we acquired approximately 440 displays, resulting in amortizable intangible assets for permits and leasehold agreements of $26.3 million, which are amortized using the straight-line method over their estimated useful lives, an average period of 15.4 years.

All of our intangible assets, except goodwill, are subject to amortization. Amortization expense was $19.7 million in the three months ended September 30, 2023, $20.2 million in the three months ended September 30, 2022, $63.0 million in the nine months ended September 30, 2023, and $52.3 million in the nine months ended September 30, 2022.

During the second quarter of 2023, we performed an analysis of the carrying value of our long-lived asset groups within our U.S. Transit and Other reporting unit as a result of the triggering event noted above utilizing undiscounted cash flows compared to the carrying value of the asset groups. As a result, we recorded an impairment charge of $463.5 million in the second quarter of 2023, primarily representing a $443.1 million impairment charge related to our MTA asset group.

As a result of our continued expectation of negative aggregate cash flows related to our MTA asset group, we recorded an additional impairment charge of $12.1 million in the third quarter of 2023, representing additional MTA equipment deployment cost spending during the quarter.

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)
Note 5. Leases

Lessee

The following table presents our operating lease assets and liabilities:

	As of
(in millions, except years and percentages)	September 30, 2023	December 31, 2022
Operating lease assets	$1,657.3	$1,562.6
Short-term operating lease liabilities	204.6	188.1
Non-current operating lease liabilities	1,459.6	1,369.0

Weighted-average remaining lease term	10.7 years	11.0 years
Weighted-average discount rate	6.0%	5.8%

The components of our lease expenses were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2023	2022	2023	2022
Operating expenses(a)	$123.3	$113.5	$372.3	$331.9
Selling, general and administrative expenses	3.2	2.0	9.5	7.4
Variable costs(a)	32.9	27.9	103.5	80.7

Cash paid for operating leases	107.1	107.4	358.0	332.1
Leased assets obtained in exchange for new operating lease liabilities	49.3	61.6	305.3	213.9
(a)Includes an out-of-period adjustment of $5.2 million recorded in the first quarter of 2023 related to variable billboard property lease expenses (see Note 1. Description of Business and Basis of Presentation).

For each of the three and nine months ended September 30, 2023 and 2022, sublease income related to office properties was immaterial.

Lessor

We recorded rental income of $340.8 million for the three months ended September 30, 2023, and $331.0 million for the three months ended September 30, 2022, $988.5 million for the nine months ended September 30, 2023, and $961.5 million for the nine months ended September 30, 2022, in Revenues on our Consolidated Statement of Operations.

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

(in millions)
As of December 31, 2022	$37.8
Accretion expense	2.3
Additions	0.2
Liabilities settled	(2.3)
As of September 30, 2023	$38.0

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)

Note 7. Related Party Transactions

On January 18, 2023, we entered into a transaction with an affiliate of Providence Equity Partners L.L.C. (the “Providence Affiliate”) in connection with the Providence Affiliate’s purchase of a lease for certain outdoor advertising assets (the “Assets”) from a third-party seller. Pursuant to an agreement between us and the Providence Affiliate (the “Billboard Agreement”), we agreed to exclusively market, license and make advertising space available on the Assets to third-party advertisers for a term of up to ten years (the “Billboard Transaction”). In return, we will retain all revenues from the sale of advertising with respect to the Assets less the following payments to the Providence Affiliate or its payment designee, as applicable: (i) a minimum annual guarantee payment paid to the Providence Affiliate’s payment designee that increases from approximately $1.8 million to $3.5 million during the term of the Billboard Agreement; (ii) a minimum annual guarantee payment paid to the Providence Affiliate that increases from $8.5 million to $12.0 million by year six and adjusted for inflation thereafter through year ten; (iii) a percentage revenue share payment on gross revenues generated above $22.0 million paid to the Providence Affiliate during the term of the Billboard Agreement; (iv) a percentage revenue share payment on net revenues until $100.0 million is paid to the Providence Affiliate or its payment designee, as applicable; and (v) a one-time payment of $10.0 million paid to the Providence Affiliate on the fifth anniversary of the closing of the Billboard Transaction (the “Billboard Transaction Closing”) if we have not yet acquired the Assets as described below. The Billboard Agreement also provides that (i) we have the option to acquire the Assets from the Providence Affiliate between the third and seventh anniversaries of the Billboard Transaction Closing at pre-agreed prices depending on the time at which we exercise the option; (ii) prior to the seventh anniversary of the Billboard Transaction Closing, we have a right of first offer prior to any sale of the Assets by the Providence Affiliate to a third-party; and (iii) in the event of a termination of the Billboard Agreement by the Providence Affiliate after a sale to a third-party, we may in certain circumstances be entitled to receive a termination payment. As of September 30, 2023, operating lease assets related to the Billboard Agreement were $93.3 million and non-current operating lease liabilities related to the Billboard Agreement were $93.1 million, and are included in Operating lease assets and non-current Operating lease liabilities, respectively, on the Consolidated Statements of Financial Position. Billboard revenues related to the Billboard Agreement were $1.9 million in the three months ended September 30, 2023, and $5.7 million in the nine months ended September 30, 2023, and recorded in Revenues on the Consolidated Statement of Operations. Operating lease expenses related to the Billboard Agreement were $2.4 million in the three months ended September 30, 2023, and $7.3 million in the nine months ended September 30, 2023, and recorded in Operating expenses on the Consolidated Statement of Operations.

We have a 50% ownership interest in two joint ventures that operate transit shelters in the greater Los Angeles area and Vancouver, and four joint ventures which currently operate a total of seven billboard displays in New York and Boston. All of these joint ventures are accounted for as equity investments. These investments totaled $10.1 million as of September 30, 2023, and $12.2 million as of December 31, 2022, and are included in Other assets on the Consolidated Statements of Financial Position. We provided sales and management services to these joint ventures and recorded management fees in Revenues on the Consolidated Statement of Operations of $1.0 million in the three months ended September 30, 2023, $2.3 million in the three months ended September 30, 2022, $3.4 million in the nine months ended September 30, 2023, and $6.3 million in the nine months ended September 30, 2022.

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)
Note 8. Debt

Debt, net, consists of the following:

	As of
(in millions, except percentages)	September 30, 2023	December 31, 2022
Short-term debt:
AR Facility	$150.0	$30.0
Total short-term debt	150.0	30.0

Long-term debt:
Term loan, due 2026	598.9	598.6

Senior unsecured notes:
6.250% senior unsecured notes, due 2025	400.0	400.0
5.000% senior unsecured notes, due 2027	650.0	650.0
4.250% senior unsecured notes, due 2029	500.0	500.0
4.625% senior unsecured notes, due 2030	500.0	500.0
Total senior unsecured notes	2,050.0	2,050.0

Debt issuance costs	(18.9)	(22.6)
Total long-term debt, net	2,630.0	2,626.0

Total debt, net	$2,780.0	$2,656.0

Weighted average cost of debt	5.5%	5.2%

Term Loan

The interest rate on the term loan due in 2026 (the “Term Loan”) was 7.1% per annum as of September 30, 2023. As of September 30, 2023, a discount of $1.1 million on the Term Loan remains unamortized. The discount is being amortized through Interest expense, net, on the Consolidated Statement of Operations.

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

As of September 30, 2023, there were no outstanding borrowings under the Revolving Credit Facility.

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)
The commitment fee based on the amount of unused commitments under the Revolving Credit Facility was $0.5 million in the three months ended September 30, 2023, $0.4 million in the three months ended September 30, 2022, $1.3 million in the nine months ended September 30, 2023, and $1.2 million in the nine months ended September 30, 2022. As of September 30, 2023, we had issued letters of credit totaling approximately $6.5 million against the letter of credit facility sublimit under the Revolving Credit Facility.

Standalone Letter of Credit Facilities

As of September 30, 2023, we had issued letters of credit totaling approximately $75.7 million under our aggregate $81.0 million standalone letter of credit facilities. The total fees under the letter of credit facilities were immaterial in each of the three and nine months ended September 30, 2023 and 2022.

Accounts Receivable Securitization Facility

As of September 30, 2023, we have a $150.0 million revolving accounts receivable securitization facility (the “AR Facility”), which terminates in May 2025, unless further extended.

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

As of September 30, 2023, there were $150.0 million of outstanding borrowings under the AR Facility, at a borrowing rate of 6.4%. As of September 30, 2023, there is no borrowing capacity remaining under the AR Facility based on approximately $317.7 million of accounts receivable that could be used as collateral for the AR Facility in accordance with the agreements governing the AR Facility. The commitment fee based on the amount of unused commitments under the AR Facility was immaterial for the three months ended September 30, 2023, $0.1 million for the nine months ended September 30, 2023, and immaterial for each of the three and nine months ended September 30, 2022. As of November 2, 2023, there were $140.0 million of outstanding borrowings under the AR Facility, at a borrowing rate of 6.4%.

Debt Covenants

Our credit agreement, dated as of January 31, 2014 (as amended, restated, amended and restated, supplemented or otherwise modified, the “Credit Agreement”), governing the Senior Credit Facilities, the agreements governing the AR Facility, and the indentures governing our senior unsecured notes contain customary affirmative and negative covenants, subject to certain exceptions, including but not limited to those that restrict the Company’s and its subsidiaries’ abilities to (i) pay dividends on, repurchase or make distributions in respect to the Company’s or its wholly-owned subsidiary, Outfront Media Capital LLC’s capital stock or make other restricted payments other than dividends or distributions necessary for us to maintain our REIT status, subject to certain conditions and exceptions, (ii) enter into agreements restricting certain subsidiaries’ ability to pay dividends or make other intercompany or third-party transfers, and (iii) incur additional indebtedness. One of the exceptions to the restriction on our ability to incur additional indebtedness is satisfaction of a Consolidated Total Leverage Ratio, which is the ratio of our consolidated total debt to our Consolidated EBITDA (as defined in the Credit Agreement) for the trailing four consecutive quarters, of no greater than 6.0 to 1.0. As of September 30, 2023, our Consolidated Total Leverage Ratio was 5.2 to 1.0 in accordance with the Credit Agreement.

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)
The terms of the Credit Agreement (and under certain circumstances, the agreements governing the AR Facility) require that we maintain a Consolidated Net Secured Leverage Ratio, which is the ratio of (i) our consolidated secured debt (less up to $150.0 million of unrestricted cash) to (ii) our Consolidated EBITDA (as defined in the Credit Agreement) for the trailing four consecutive quarters, of no greater than 4.5 to 1.0. As of September 30, 2023, our Consolidated Net Secured Leverage Ratio was 1.1 to 1.0 in accordance with the Credit Agreement. As of September 30, 2023, we are in compliance with our debt covenants.

Deferred Financing Costs

As of September 30, 2023, we had deferred $24.1 million in fees and expenses associated with the Term Loan, Revolving Credit Facility, AR Facility and our senior unsecured notes. We are amortizing the deferred fees through Interest expense, net, on our Consolidated Statement of Operations over the respective terms of the Term Loan, Revolving Credit Facility, AR Facility and our senior unsecured notes.

Fair Value

Under the fair value hierarchy, observable inputs such as unadjusted quoted prices in active markets for identical assets or liabilities are defined as Level 1; observable inputs other than quoted prices included within Level 1 that are either directly or indirectly observable for the asset or liability are defined as Level 2; and unobservable inputs for the asset or liability are defined as Level 3. The aggregate fair value of our debt, which is estimated based on quoted market prices of similar liabilities, was approximately $2.5 billion as of both September 30, 2023, and December 31, 2022. The fair value of our debt as of both September 30, 2023, and December 31, 2022, is classified as Level 2.

Note 9. Equity

As of September 30, 2023, 450,000,000 shares of our common stock, par value $0.01 per share, were authorized; 165,049,566 shares were issued and outstanding; and 50,000,000 shares of our preferred stock, par value $0.01 per share, were authorized, with 125,000 shares of our Series A Convertible Perpetual Preferred Stock (the “Series A Preferred Stock”), par value $0.01 per share, issued and outstanding.

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

During the three months ended September 30, 2023, we paid cash dividends of $2.2 million on the Series A Preferred Stock and during the nine months ended September 30, 2023, we paid cash dividends of $6.6 million on the Series A Preferred Stock. As of September 30, 2023, the maximum number of shares of common stock that could be required to be issued on conversion of the outstanding shares of Series A Preferred Stock was approximately 7.8 million shares.

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)

We have a sales agreement in connection with an “at-the-market” equity offering program (the “ATM Program”), under which we may, from time to time, issue and sell shares of our common stock up to an aggregate offering price of $300.0 million. We have no obligation to sell any of our common stock under the sales agreement and may at any time suspend solicitations and offers under the sales agreement. No shares were sold under the ATM Program during the nine months ended September 30, 2023. As of September 30, 2023, we had approximately $232.5 million of capacity remaining under the ATM Program.

On November 2, 2023, we announced that our board of directors approved a quarterly cash dividend of $0.30 per share on our common stock, payable on December 29, 2023, to stockholders of record at the close of business on December 1, 2023.

Note 10. Revenues

The following table summarizes revenues by source:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2023	2022	2023	2022
Billboard:
Static displays	$242.9	$241.5	$702.5	$689.2
Digital displays	108.3	101.4	311.1	282.7
Other	12.4	12.1	42.2	35.3
Billboard revenues	363.6	355.0	1,055.8	1,007.2
Transit:
Static displays	47.2	54.8	138.1	151.5
Digital displays	34.5	34.2	97.7	92.3
Other	7.7	8.0	22.3	21.5
Total transit revenues	89.4	97.0	258.1	265.3
Other	1.8	1.7	5.5	4.9
Transit and other revenues	91.2	98.7	263.6	270.2
Total revenues	$454.8	$453.7	$1,319.4	$1,277.4

Rental income was $340.8 million in the three months ended September 30, 2023, $331.0 million in the three months ended September 30, 2022, $988.5 million in the nine months ended September 30, 2023, and $961.5 million in the nine months ended September 30, 2022, and is recorded in Billboard revenues on the Consolidated Statement of Operations.

The following table summarizes revenues by geography:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2023	2022	2023	2022
United States:
Billboard	$344.0	$335.3	$1,002.3	$950.8
Transit and other	84.7	92.7	245.8	253.9
Other	1.8	1.7	5.5	4.9
Total United States revenues	430.5	429.7	1,253.6	1,209.6
Canada	24.3	24.0	65.8	67.8
Total revenues	$454.8	$453.7	$1,319.4	$1,277.4

We recognized substantially all of the Deferred revenues on the Consolidated Statement of Financial Position as of December 31, 2022, during the three months ended March 31, 2023.

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)
Note 11. Acquisitions

We completed several asset acquisitions for a total purchase price of approximately $30.7 million in the nine months ended September 30, 2023, and $278.9 million in the nine months ended September 30, 2022. The value of the assets acquired during 2023 and 2022 has primarily been allocated to the related permits and leasehold agreements intangible assets (see Note 4. Long-Lived Assets).

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

The following table summarizes our stock-based compensation expense for the three and nine months ended September 30, 2023 and 2022.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2023	2022	2023	2022
Stock-based compensation expenses (restricted share units (“RSUs”) and performance-based RSUs (“PRSUs”)), before income taxes	$7.2	$8.6	$22.9	$25.0
Tax benefit	(0.2)	(0.4)	(0.7)	(1.2)
Stock-based compensation expense, net of tax	$7.0	$8.2	$22.2	$23.8

As of September 30, 2023, total unrecognized compensation cost related to non-vested RSUs and PRSUs was $36.0 million, which is expected to be recognized over a weighted average period of 1.7 years.

RSUs and PRSUs

The following table summarizes activity for the nine months ended September 30, 2023, of RSUs and PRSUs issued to our employees.

	Activity	Weighted Average Per Share Grant Date Fair Market Value
Non-vested as of December 31, 2022	2,644,039	$24.28
Granted:
RSUs	1,109,485	19.03
PRSUs	619,687	20.64
Vested:
RSUs	(938,873)	24.55
PRSUs	(516,609)	25.36
Forfeitures:
RSUs	(81,008)	21.22
PRSUs	(35,344)	21.50
Non-vested as of September 30, 2023	2,801,377	21.11

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)
Note 13. Retirement Benefits

The following table presents the components of net periodic pension cost and amounts recognized in other comprehensive income (loss) for our pension plans:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2023	2022	2023	2022
Components of net periodic pension cost:
Service cost	$—	$0.1	$—	$0.1
Interest cost	0.6	0.4	1.7	1.4
Expected return on plan assets	(0.7)	(0.7)	(2.1)	(2.1)
Net periodic pension cost	$(0.1)	$(0.2)	$(0.4)	$(0.6)

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

In the three and nine months ended September 30, 2023 and 2022, our effective tax rate differed from the U.S. federal statutory income tax rate primarily due to our REIT status, including the dividends paid deduction, the impact of state and local taxes, and the effect of foreign operations.

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)
Note 15. Earnings Per Share (“EPS”)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2023	2022	2023	2022
Net income (loss) available for common stockholders	$17.0	$40.8	$(490.8)	$88.7
Less: Distributions to holders of Series A Preferred Stock	2.2	2.2	6.6	9.8
Less: Distributions to holders of Class A equity interests of a subsidiary	—	—	—	0.1
Net income (loss) available for common stockholders, basic and diluted	$14.8	$38.6	$(497.4)	$78.8

Weighted average shares for basic EPS	165.0	164.0	164.9	160.0
Dilutive potential shares from grants of RSUs and PRSUs(a)	0.2	0.6	—	0.7
Weighted average shares for diluted EPS(a)(b)(c)	165.2	164.6	164.9	160.7

(a)The potential impact of 2.0 million granted RSUs and PRSUs in the three months ended September 30, 2023, 0.9 million granted RSUs and PRSUs in the three months ended September 30, 2022, 2.1 million granted RSUs and PRSUs in the nine months ended September 30, 2023, and 0.7 million granted RSUs and PRSUs in the nine months ended September 30, 2022, were antidilutive.
(b)The potential impact of 7.8 million shares of our common stock issuable upon conversion of the Series A Preferred Stock in each of the three and nine months ended September 30, 2023, were antidilutive. The potential impact of 7.8 million shares of our common stock issuable upon conversion of the Series A Preferred Stock in the three months ended September 30, 2022, and 11.5 million shares of our common stock issuable upon conversion of the Series A Preferred Stock in the nine months ended September 30, 2022, were antidilutive.
(c)The potential impact of 0.1 million of Class A equity interests of a subsidiary of the Company that controls its Canadian business in the nine months ended September 30, 2022, was antidilutive.

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

•Recoupment of Equipment Deployment Costs. We may retain incremental revenues that exceed an annual base revenue amount for the cost of deploying advertising and communications displays throughout the transit system. As presented in the table below, recoupable MTA equipment deployment costs are recorded as Prepaid MTA equipment deployment costs and Intangible assets on our Consolidated Statement of Financial Position, and as these costs are recouped from incremental revenues that the MTA would otherwise be entitled to receive, Prepaid MTA equipment deployment costs will be reduced. If incremental revenues generated over the term of the agreement are not sufficient to cover all or a

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)
portion of the equipment deployment costs, the costs will not be recouped, which could have an adverse effect on our business, financial condition and results of operations, including impairment charges (see Note 4. Long-Lived Assets). If we do not recoup all costs of deploying advertising and communications screens with respect to the New Inventory by the end of the term of the MTA Agreement, the MTA will be obligated to reimburse us for these costs. Deployment costs in an amount not to exceed $50.7 million, which are deemed authorized before December 31, 2020, will be paid directly by the MTA. For any deployment costs deemed authorized after December 31, 2020, the MTA and the Company will no longer be obligated to directly pay 70% and 30% of the costs, respectively, and these costs will be subject to recoupment in accordance with the MTA Agreement. We did not recoup any equipment deployment costs in the nine months ended September 30, 2023, and we do not expect to recoup any equipment deployment costs in the remainder of 2023.

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

During the nine months ended September 30, 2023, we had no recoupment from incremental revenues. As of September 30, 2023, 18,786 digital displays had been installed, composed of 5,117 digital advertising screens on subway and train platforms and entrances, 8,760 smaller-format digital advertising screens on rolling stock and 4,909 MTA communications displays. In the three months ended September 30, 2023, 2,028 installations occurred, for a total of 4,633 installations occurring in the nine months ended September 30, 2023.

During the second quarter of 2023, we performed an analysis of the carrying value of our long-lived asset groups within our U.S. Transit and Other reporting unit as a result of the triggering event noted above utilizing undiscounted cash flows compared to the carrying value of the asset groups. As a result, we recorded an impairment charge of $463.5 million in the second quarter of 2023, primarily representing a $443.1 million impairment charge related to our MTA asset group. (See Note 4. Long-Lived Assets.)

As a result of our continued expectation of negative aggregate cash flows related to our MTA asset group, we recorded an additional impairment charge of $12.1 million in the third quarter of 2023, representing additional MTA equipment deployment cost spending during the quarter.

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)

(in millions)	Beginning Balance	Deployment Costs Incurred	Recoupment/MTA Funding	Amortization/Impairment	Reclassification	Ending Balance
Nine months ended September 30, 2023:
Prepaid MTA equipment deployment costs	$363.2	$21.8	$—	$—	$(385.0)	$—
Other current assets	1.6	(0.4)	(0.1)	—	—	1.1
Intangible assets (franchise agreements)	62.0	11.3	—	(458.3)	385.0	—
Total	$426.8	$32.7	$(0.1)	$(458.3)	$—	$1.1

Year ended December 31, 2022:
Prepaid MTA equipment deployment costs	$279.8	$83.4	$—	$—	$—	$363.2
Other current assets	5.2	0.1	(3.7)	—	—	1.6
Intangible assets (franchise agreements)	63.0	5.4	—	(6.4)	—	62.0
Total	$348.0	$88.9	$(3.7)	$(6.4)	$—	$426.8

Letters of Credit

We have indemnification obligations with respect to letters of credit and surety bonds primarily used as security against non-performance in the normal course of business. As of September 30, 2023, the outstanding letters of credit were approximately $82.2 million and outstanding surety bonds were approximately $172.2 million, and were not recorded on the Consolidated Statements of Financial Position.

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

The following tables set forth our financial performance by segment.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2023	2022	2023	2022
Revenues:
U.S. Media	$428.7	$428.0	$1,248.1	$1,204.7
Other	26.1	25.7	71.3	72.7
Total revenues	$454.8	$453.7	$1,319.4	$1,277.4

We present Operating income (loss) before Depreciation, Amortization, Net (gain) loss on dispositions, Stock-based compensation and Impairment charges (“Adjusted OIBDA”) as the primary measure of profit and loss for our operating segments.

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2023	2022	2023	2022
Net income (loss) before allocation to non-controlling interests	$16.7	$41.1	$(490.4)	$89.6
(Benefit) provision for income taxes	1.4	(0.3)	2.2	(1.2)
Equity in earnings of investee companies, net of tax	0.2	(0.4)	1.3	(1.9)
Interest expense, net	40.2	33.6	117.6	95.9
Other income (expense), net	0.1	0.3	(0.1)	0.3
Operating income (loss)	58.6	74.3	(369.4)	182.7
Net loss on dispositions	—	0.2	0.2	0.1
Impairment charges	12.1	—	523.5	—
Depreciation and amortization	39.0	40.1	122.1	110.9
Stock-based compensation	7.2	8.6	22.9	25.0
Total Adjusted OIBDA	$116.9	$123.2	$299.3	$318.7

Adjusted OIBDA:
U.S. Media	$120.2	$128.2	$320.4	$337.5
Other	6.3	5.8	14.1	14.2
Corporate	(9.6)	(10.8)	(35.2)	(33.0)
Total Adjusted OIBDA	$116.9	$123.2	$299.3	$318.7

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2023	2022	2023	2022
Operating income (loss):
U.S. Media	$72.7	$91.3	$(314.9)	$235.9
Other	2.7	2.4	3.6	4.8
Corporate	(16.8)	(19.4)	(58.1)	(58.0)
Total operating income (loss)	$58.6	$74.3	$(369.4)	$182.7

Net loss on dispositions:
U.S. Media	$—	$0.2	$0.2	$0.1
Total loss on dispositions	$—	$0.2	$0.2	$0.1

Impairment charges (a):
U.S. Media	$12.1	$—	$523.5	$—
Total impairment charges	$12.1	$—	$523.5	$—

Depreciation and amortization:
U.S. Media	$35.4	$36.7	$111.6	$101.5
Other	3.6	3.4	10.5	9.4
Total depreciation and amortization	$39.0	$40.1	$122.1	$110.9

Capital expenditures:
U.S. Media	$16.4	$23.8	$58.0	$64.1
Other	2.3	1.0	5.6	2.5
Total capital expenditures	$18.7	$24.8	$63.6	$66.6

(a)Impairment charges related to a decline in the long-term outlook of our U.S. Transit and Other reporting unit (see Note 4. Long-Lived Assets) and an other-than-temporary decline in fair value of a cost-method investment.

	As of
(in millions)	September 30, 2023	December 31, 2022
Assets:
U.S. Media	$5,271.3	$5,732.1
Other	248.1	240.4
Corporate	35.4	17.5
Total assets	$5,554.8	$5,990.0

	As of
(in millions)	September 30, 2023	December 31, 2022
Long-lived assets(a):
United States	$4,962.1	$5,391.0
Canada	201.4	195.8
Total assets	$5,163.5	$5,586.8

(a)Reflects total assets less current assets, investments and non-current deferred tax assets.

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)
Note 18. Subsequent Event

On October 22, 2023, the Company, Outfront Canada HoldCo 2 LLC, a wholly-owned subsidiary of the Company, and Outfront Canada Sub LLC, a wholly-owned subsidiary of the Company (together, the “Selling Subsidiaries”), entered into a Share Purchase Agreement (the “Share Purchase Agreement”) with Bell Media Inc. (the “Buyer”), relating to the sale of the Company’s outdoor advertising business in Canada (the “Canadian Business”). Pursuant to the Share Purchase Agreement, the Selling Subsidiaries agreed to sell all of its (and its affiliates) equity interests in Outdoor Systems Americas ULC and its subsidiaries (the “Transaction”), which hold all of the assets of the Canadian Business, to the Buyer, for C$410.0 million in cash, payable on the date of the consummation of the Transaction (the “Closing”). The purchase price is subject to (i) adjustments at and following the Closing for (1) working capital, cash, indebtedness, capital expenditures and transaction expenses, and (2) the potential sale of the Canadian joint venture in which a subsidiary of Outdoor Systems Americas ULC holds an equity interest (the “JV”) to the JV partner holding the remaining equity interest in the JV, instead of the Buyer; and (ii) a holdback to be released at or following the Closing, in whole or in part, if certain third party contracts are renewed or extended on certain terms.

The consummation of the Transaction is expected to occur in 2024, subject to certain closing conditions, including, among others, (i) the absence of any enacted or pending law, order, judgment or litigation by a governmental authority prohibiting the consummation of the Transaction, and (ii) receipt of antitrust approval in Canada (the “Antitrust Approval”). The obligation of the Buyer to consummate the Transaction is also conditioned on the absence of a material adverse effect on the Canadian Business following the date of the Share Purchase Agreement and the Selling Subsidiaries’ obligation to spend a target percentage of forecasted capital expenditures through the Closing. The obligation of each party to consummate the Transaction is conditioned on each party’s representations and warranties being true and correct and each party having performed in all material respects its obligations under the Share Purchase Agreement. In addition, the Share Purchase Agreement may be terminated under certain circumstances, including (i) by mutual written agreement of the Buyer and the Selling Subsidiaries; (ii) by either the Buyer or the Selling Subsidiaries if the Closing does not occur by July 22, 2024, with extensions by the Buyer or the Selling Subsidiaries under certain conditions until no later than October 22, 2024 (the “Outside Date”); or (iii) by either the Buyer or the Selling Subsidiaries if a failure by either the Buyer or the Seller Subsidiaries is the principal cause of any closing condition not being satisfied. If the Antitrust Approval is not received by the Outside Date and the principal cause of such failure is not a failure of the Selling Subsidiaries or its subsidiaries to perform any of their obligations under the Share Purchase Agreement, the Buyer will pay a termination fee to the Selling Subsidiaries in the amount of C$20.0 million.

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

Economic Environment

Our revenues and operating results are sensitive to fluctuations in advertising expenditures, general economic conditions and other external events beyond our control, such as supply chain disruptions, heightened levels of inflation, pandemics like the COVID-19 pandemic, industry shutdowns or slowdowns like the current entertainment and auto workers strikes, and shifts in market demographics and transportation patterns (including reductions in foot traffic, roadway traffic, commuting, transit ridership and overall target audiences due to remote work, safety concerns or otherwise), as described in this MD&A. These sensitivities may adversely impact our revenues and operating results on a consolidated basis and/or may have a disproportionate adverse impact on one or more of our operating segments, especially our U.S. Transit operating segment.

We rely on third parties to manufacture and transport our digital displays. As a result of the current market-wide supply shortages and logistics disruptions, we have experienced delays and price increases with respect to certain of our digital displays, which we expect to continue throughout 2023, and could have an adverse effect on our business, financial condition and results of operations.

Due to the current heightened levels of inflation and commodity prices in the U.S. and abroad, which has resulted in rising interest rates, we have experienced increases with respect to some of our posting, maintenance and other expenses, some of our corporate expenses, and our interest expense, which we expect to continue throughout 2023, and could have an adverse effect on our business, financial condition and results of operations. Our billboard property lease expenses and transit franchise expenses have been less impacted by the current heightened levels of inflation due to the long-term nature of most of our operating leases and transit franchise agreements. However, our transit franchise agreements that contain inflationary price adjustments may cause increases in our transit franchise expenses in the near-term if the current heightened levels of inflation continue. Though the Company cannot reasonably estimate the full impact of the current heightened levels of inflation on our business, financial condition and results of operations at this time, a portion of these increases may be partially offset by increases in advertising rates on our displays and cost efficiencies.

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

We intend to incur significant equipment deployment costs and capital expenditures in the coming years to continue increasing the number of digital displays in our portfolio. However, we expect our annual deployment cost spending with respect to our transit franchise agreement with the New York Metropolitan Transportation Authority (the “MTA”) will decline after we complete our initial deployment phase in 2024.

We built or converted 64 new digital billboard displays in the U.S. and 33 in Canada during the nine months ended September 30, 2023. Additionally, in the nine months ended September 30, 2023, we entered into marketing arrangements to sell advertising on 32 third-party digital billboard displays in the U.S. and 2 in Canada. In the nine months ended September 30, 2023, we built, converted or replaced 4,706 digital transit and other displays in the U.S. and 23 in Canada. The following table sets forth information regarding our digital displays.

	Digital Revenues (in millions) for the Nine Months Ended September 30, 2023(a)			Number of Digital Displays as of September 30, 2023(a)
Location	Digital Billboard	Digital Transit and Other	Total Digital Revenues	Digital Billboard Displays	Digital Transit and Other Displays	Total Digital Displays
United States	$289.1	$95.9	$385.0	1,798	20,625	22,423
Canada	22.0	1.8	23.8	307	101	408
Total	$311.1	$97.7	$408.8	2,105	20,726	22,831

(a)Digital display amounts include 4,987 displays reserved for transit agency use. Our number of digital displays is impacted by acquisitions, dispositions, management agreements, the net effect of new and lost billboards, and the net effect of won and lost franchises in the period.

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

We have a diversified base of customers across various industries. During the three months ended September 30, 2023, our largest categories of advertisers were entertainment, retail and health/medical, each of which represented approximately 19%, 11% and 9% of our total U.S. Media segment revenues, respectively. During the three months ended September 30, 2022, our largest categories of advertisers were entertainment, retail and health/medical, each of which represented approximately 19%, 10% and 9% of our total U.S. Media segment revenues, respectively. During the nine months ended September 30, 2023, our largest categories of advertisers were entertainment, retail and health/medical, each of which represented approximately 20%, 10% and 9% of our total U.S. Media segment revenues, respectively. During the nine months ended September 30, 2022, our largest categories of advertisers were entertainment, retail and health/medical, each of which represented approximately 20%, 10% and 9% of our total U.S. Media segment revenues, respectively.

Our large-scale portfolio allows our customers to reach a national audience and also provides the flexibility to tailor campaigns to specific regions or markets. We generated approximately 42% of our U.S. Media segment revenues from national advertising campaigns in the three months ended September 30, 2023, compared to approximately 45% in the same prior-year period. We generated approximately 42% of our U.S. Media segment revenues from national advertising campaigns in the nine months ended September 30, 2023, compared to approximately 43% in the same prior-year period.

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

	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
(in millions, except percentages)	2023	2022	Change	2023	2022	Change
Revenues	$454.8	$453.7	—%	$1,319.4	$1,277.4	3%
Organic revenues(a)(b)	454.8	453.1	—	1,308.5	1,267.4	3
Operating income (loss)	58.6	74.3	(21)	(369.4)	182.7	*
Adjusted OIBDA(b)	116.9	123.2	(5)	299.3	318.7	(6)
Adjusted OIBDA(b) margin	26%	27%		23%	25%
Net income (loss) attributable to OUTFRONT Media Inc.	17.0	40.8	(58)	(490.8)	88.7	*
Funds from operations (“FFO”)(b) attributable to OUTFRONT Media Inc.	73.4	88.0	(17)	30.7	222.2	(86)
Adjusted FFO (“AFFO”)(b) attributable to OUTFRONT Media Inc.	75.7	86.5	(12)	162.5	215.2	(24)

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
(b)See the “Reconciliation of Non-GAAP Financial Measures” and “Revenues” sections of this MD&A for reconciliations of Operating income (loss) to Operating income (loss) before Depreciation, Amortization, Net gain (loss) on dispositions, Stock-based compensation and Impairment charges (“Adjusted OIBDA”) Net income (loss) attributable to OUTFRONT Media Inc. to FFO attributable to OUTFRONT Media Inc. and AFFO attributable to OUTFRONT Media Inc., and Revenues to organic revenues.

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

	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
(in millions, except percentages)	2023	2022	Change	2023	2022	Change
Revenues:
Billboard	$363.6	$355.0	2%	$1,055.8	$1,007.2	5%
Transit and other	91.2	98.7	(8)	263.6	270.2	(2)
Total revenues	$454.8	$453.7	—	$1,319.4	$1,277.4	3

Organic revenues(a):
Billboard	$363.6	$354.5	3	$1,044.9	$997.7	5
Transit and other	91.2	98.6	(8)	263.6	269.7	(2)
Total organic revenues(a)	454.8	453.1	—	1,308.5	1,267.4	3
Non-organic revenues:
Billboard	—	0.5	*	10.9	9.5	15
Transit and other	—	0.1	*	—	0.5	*
Total non-organic revenues	—	0.6	*	10.9	10.0	9
Total revenues	$454.8	$453.7	—	$1,319.4	$1,277.4	3

*Calculation is not meaningful.
(a)Organic revenues exclude revenues associated with a significant acquisition and the impact of foreign currency exchange rates (“non-organic revenues”).

Total revenues increased by $1.1 million and organic revenues increased $1.7 million in the three months ended September 30, 2023, compared to the same prior-year period. Total revenues increased by $42.0 million, or 3%, and organic revenues increased $41.1 million, or 3%, in the nine months ended September 30, 2023, compared to the same prior-year period.

In the nine months ended September 30, 2023 and 2022, non-organic revenues reflect the impact of a significant acquisition. In the three and nine months ended September 30, 2022, non-organic revenues reflect the impact of foreign currency exchange rates.

Total billboard revenues increased $8.6 million, or 2%, in the three months ended September 30, 2023, compared to the same prior-year period, primarily due to an increase in average revenue per display (yield) and the impact of new and lost billboards in the period, including acquisitions. Total billboard revenues increased $48.6 million, or 5%, in the nine months ended September 30, 2023, compared to the same prior-year period, primarily due to an increase in average revenue per display (yield), the impact of new and lost billboards in the period, including acquisitions, and higher proceeds from condemnations.

Organic billboard revenues increased $9.1 million, or 3%, in the three months ended September 30, 2023, compared to the same prior-year period, primarily due to an increase in average revenue per display (yield) and the impact of new and lost billboards in the period, including acquisitions. Organic billboard revenues increased $47.2 million, or 5%, in the nine months ended September 30, 2023, compared to the same prior-year period, primarily due to an increase in average revenue per display (yield), the impact of new and lost billboards in the period, including insignificant acquisitions, and higher proceeds from condemnations.

Total transit and other revenues decreased $7.5 million, or 8%, in the three months ended September 30, 2023, compared to the same prior-year period, primarily due to a decrease in average revenue per display (yield), driven by weaker market conditions in national advertising, which primarily impacted advertising sales on certain above-ground advertising displays, partially offset by the impact of a new transit franchise contract. Total transit and other revenues decreased $6.6 million, or 2%, in the nine months ended September 30, 2023, compared to the same prior-year period, primarily due to a decrease in average revenue per display (yield), driven by weaker market conditions in national advertising, which primarily impacted advertising sales on certain above-ground advertising displays, partially offset by the impact of a new transit franchise contract.

Organic transit and other revenues decreased $7.4 million, or 8%, in the three months ended September 30, 2023, compared to the same prior-year period, primarily driven by a decrease in average revenue per display (yield), driven by weaker market conditions in national advertising, which primarily impacted advertising sales on certain above-ground advertising displays, partially offset by the impact of a new transit franchise contract. Organic transit and other revenues decreased $6.1 million, or 2%, in the nine months ended September 30, 2023, compared to the same prior-year period, primarily driven by a decrease in average revenue per display (yield), driven by weaker market conditions in national advertising, which primarily impacted advertising sales on certain above-ground advertising displays, partially offset by the impact of a new transit franchise contract.

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

Expenses

	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
(in millions, except percentages)	2023	2022	Change	2023	2022	Change
Expenses:
Operating	$239.8	$232.6	3%	$721.2	$671.9	7%
Selling, general and administrative	105.3	106.5	(1)	321.8	311.8	3
Net loss on dispositions	—	0.2	*	0.2	0.1	100
Impairment charges	12.1	—	*	523.5	—	*
Depreciation	19.3	19.9	(3)	59.1	58.6	1
Amortization	19.7	20.2	(2)	63.0	52.3	20
Total expenses	$396.2	$379.4	4	$1,688.8	$1,094.7	54

*Calculation is not meaningful.

Operating Expenses

	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
(in millions, except percentages)	2023	2022	Change	2023	2022	Change
Operating expenses:
Billboard property lease	$124.2	$114.4	9%	$373.7	$334.2	12%
Transit franchise	59.5	59.8	(1)	180.1	172.9	4
Posting, maintenance and other	56.1	58.4	(4)	167.4	164.8	2
Total operating expenses	$239.8	$232.6	3	$721.2	$671.9	7

Billboard property lease expenses represented 34% of billboard revenues in the three months ended September 30, 2023, 32% in the three months ended September 30, 2022, 35% of billboard revenues in the nine months ended September 30, 2023, and 33% in the nine months ended September 30, 2022. The increase in billboard property lease expenses as a percentage of billboard revenues in the three months ended September 30, 2023, is primarily due to an increase in variable billboard property lease expenses (see Note 5. Leases to the Consolidated Financial Statements), which are primarily attributable to billboard revenue increases in large markets and high profile locations, and the impact of new locations, including through acquisitions. The increase in billboard property lease expenses as a percentage of billboard revenues in the nine months ended September 30, 2023, is primarily due to an increase in variable billboard property lease expenses (see Note 5. Leases to the Consolidated Financial Statements), which are primarily attributable to billboard revenue increases in large markets and high profile locations, an out-of-period adjustment of $5.2 million recorded in the nine months ended September 30, 2023, related to variable billboard property lease expenses (see Note 1. Description of Business and Basis of Presentation to the Consolidated Financial Statements), and the impact of new locations, including through acquisitions.

Transit franchise expenses represented 73% of transit display revenues in the three months ended September 30, 2023, 67% in the three months ended September 30, 2022, 76% of transit display revenues in the nine months ended September 30, 2023, and 71% in the nine months ended September 30, 2022. The increases in transit franchise expense, as a percentage of transit display revenues in each of the three and nine months ended September 30, 2023, are primarily driven by higher guaranteed minimum annual payments to the MTA in each of the three and nine months ended September 30, 2023. We expect transit franchise expenses, as a percentage of transit display revenues, to decline in the remainder of 2023, but remain above pre-COVID-19 pandemic levels and above 2022 levels, as a result of our expectation that revenues generated under the MTA Agreement in the remainder of 2023 will not grow at a compound annual growth rate above the inflation-adjusted guaranteed minimum annual payments to the MTA.

Billboard property lease and transit franchise expenses increased $9.5 million, or 5%, in the three months ended September 30, 2023, compared to the same prior-year period, primarily due to higher variable billboard property lease expenses, the impact of new locations, including through acquisitions, and higher guaranteed minimum annual payments to the MTA, partially offset by a decline in non-MTA transit franchise costs. Billboard property lease and transit franchise expenses increased $46.7 million, or 9%, in the nine months ended September 30, 2023, compared to the same prior-year period, primarily due to higher variable billboard property lease expenses, including an out-of-period adjustment of $5.2 million recorded in the nine months ended September 30, 2023, (see Note 1. Description of Business and Basis of Presentation to the Consolidated Financial Statements), the impact of new locations, including through acquisitions, and higher guaranteed minimum annual payments to the MTA.

Posting, maintenance and other expenses as a percentage of Revenues were 12% in the three months ended September 30, 2023, 13% in the three months ended September 30, 2022, and 13% in each of the nine months ended September 30, 2023 and 2022. Posting, maintenance and other expenses decreased $2.3 million, or 4%, in the three months ended September 30, 2023, compared to the same prior-year period, primarily due to lower taxes and lower posting and rotation costs, partially offset by higher maintenance and utilities cost, driven by inflationary cost increases in 2023. Posting, maintenance and other expenses increased $2.6 million, or 2%, in the nine months ended September 30, 2023, compared to the same prior-year period, primarily due to higher maintenance and utilities cost, driven by inflationary cost increases in 2023, higher compensation-related expenses and increased activity resulting in higher materials cost, partially offset by lower posting and rotation costs.

Selling, General and Administrative Expenses (“SG&A”)

SG&A expenses represented 23% of Revenues in each of the three months ended September 30, 2023 and 2022, and 24% of Revenues in each of the nine months ended September 30, 2023 and 2022. SG&A expenses decreased $1.2 million, or 1%, in the three months ended September 30, 2023, compared to the same prior-year period, primarily due to lower compensation-related expenses, partially offset by a higher provision for doubtful accounts, higher professional fees, rent related to new offices and the impact of market fluctuations on an unfunded equity-linked retirement plan offered by the Company to certain employees. SG&A expenses increased $10.0 million, or 3%, in the nine months ended September 30, 2023, compared to the same prior-year period, primarily due to the impact of market fluctuations on an unfunded equity-linked retirement plan offered by the Company to certain employees, higher professional fees, rent related to new offices and a higher provision for doubtful accounts, partially offset by lower compensation-related expenses. We continue to evaluate methods to lower SG&A expense growth and believe that these expenses will represent a lower percentage of revenues in 2024.

Net Loss on Dispositions

Net loss on dispositions decreased $0.2 million in the three months ended September 30, 2023, compared to the same prior-year period. Net loss on dispositions increased $0.1 million, or 100.0%, in the nine months ended September 30, 2023, compared to the same prior-year period.

Impairment Charges

In the nine months ended September 30, 2023, we recorded impairment charges of $523.5 million.

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

During the second quarter of 2023, we also performed an analysis of the carrying value of our long-lived asset groups within our U.S. Transit and Other reporting unit as a result of the triggering event noted above utilizing undiscounted cash flows compared to the carrying value of the asset groups. As a result, we recorded an impairment charge of $463.5 million in the second quarter of 2023, primarily representing a $443.1 million impairment charge related to our MTA asset group. As a result of our continued expectation of negative aggregate cash flows related to our MTA asset group, we recorded an additional impairment charge of $12.1 million in the third quarter of 2023, representing additional MTA equipment deployment cost spending during the quarter. (See Note 4. Long-Lived Assets to the Consolidated Financial Statements.)

In addition, in the second quarter of 2023, we recorded an impairment charge of $0.3 million related to an other-than-temporary decline in fair value of a cost-method investment.

Depreciation

Depreciation decreased $0.6 million, or 3%, in the three months ended September 30, 2023, compared to the same prior-year period, primarily due to an increase in fully-depreciated assets, partially offset by capital expenditures and acquisitions. Depreciation increased $0.5 million, or 1%, in the nine months ended September 30, 2023, compared to the same prior-year period, primarily due to capital expenditures and acquisitions in 2022, partially offset by an increase in fully-depreciated assets.

Amortization

Amortization decreased $0.5 million, or 2%, in the three months ended September 30, 2023, due primarily to lower amortization of franchise rights. Amortization increased $10.7 million, or 20%, in the nine months ended September 30, 2023, compared to the same prior-year periods, due primarily to higher amortization of leasehold interest intangibles recorded related to asset acquisitions.

Interest Expense, Net

Interest expense, net, was $40.2 million (including $1.6 million of deferred financing costs) in the three months ended September 30, 2023, and $33.6 million (including $1.6 million of deferred financing costs) in the same prior-year period. Interest expense, net, was $117.6 million (including $5.0 million of deferred financing costs) in the nine months ended September 30, 2023, and $95.9 million (including $4.9 million of deferred financing costs) in the same prior-year period. The increases were primarily due to higher interest rates and a higher average debt balance.

Benefit (Provision) for Income Taxes

Provision for income taxes was $1.4 million in the three months ended September 30, 2023, compared to a Benefit for income taxes of $0.3 million in the same prior-year period, due primarily to a valuation allowance against our U.S. taxable REIT subsidiary (“TRS”) deferred tax assets in 2023. Provision for income taxes was $2.2 million in the nine months ended September 30, 2023, compared to a Benefit for income taxes of $1.2 million in the same prior-year period, due primarily to a valuation allowance against our U.S. TRS deferred tax assets in 2023.

Net Income (Loss)

Net income before allocation to non-controlling interests decreased $24.4 million, or 59%, in the three months ended September 30, 2023, compared to the same prior-year period, driven by lower operating income, due primarily to impairment charges, and higher interest expense. Net loss before allocation to non-controlling interests was $490.4 million in the nine months ended September 30, 2023, compared to Net income before allocation to non-controlling interests of $89.6 million the same prior-year period, driven by lower operating income, due primarily to impairment charges, and higher interest expense.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions, except percentages)	2023	2022	2023	2022
Total revenues	$454.8	$453.7	$1,319.4	$1,277.4

Operating income (loss)	$58.6	$74.3	$(369.4)	$182.7
Net loss on dispositions	—	0.2	0.2	0.1
Impairment charges	12.1	—	523.5	—
Depreciation	19.3	19.9	59.1	58.6
Amortization	19.7	20.2	63.0	52.3
Stock-based compensation	7.2	8.6	22.9	25.0
Adjusted OIBDA	$116.9	$123.2	$299.3	$318.7
Adjusted OIBDA margin	26%	27%	23%	25%

Net income (loss) attributable to OUTFRONT Media Inc.	$17.0	$40.8	$(490.8)	$88.7
Depreciation of billboard advertising structures	14.6	14.4	44.8	42.0
Amortization of real estate-related intangible assets	18.0	17.3	54.4	45.2
Amortization of direct lease acquisition costs	15.0	15.4	42.4	46.4
Net loss on disposition of real estate assets	—	0.2	0.2	0.1
Impairment charges(a)	8.8	—	379.9	—
Adjustment related to non-controlling interests	—	(0.1)	(0.2)	(0.2)
FFO attributable to OUTFRONT Media Inc.	73.4	88.0	30.7	222.2
Non-cash portion of income taxes	1.0	(0.5)	(3.7)	(4.3)
Cash paid for direct lease acquisition costs	(12.5)	(13.7)	(43.6)	(42.7)
Maintenance capital expenditures	(8.0)	(7.6)	(24.5)	(19.0)
Other depreciation	4.7	5.5	14.3	16.6
Other amortization	1.7	2.9	8.6	7.1
Impairment charges on non-real estate assets(a)(b)	3.3	—	143.6	—
Stock-based compensation	7.2	8.6	22.9	25.0
Non-cash effect of straight-line rent	2.5	1.0	6.9	3.3
Accretion expense	0.8	0.7	2.3	2.1
Amortization of deferred financing costs	1.6	1.6	5.0	4.9
AFFO attributable to OUTFRONT Media Inc.	$75.7	$86.5	$162.5	$215.2

(a)Impairment charges related to a decline in the long-term outlook of our U.S. Transit and Other reporting unit (see Note 4. Long-Lived Assets to the Consolidated Financial Statements).
(b)Impairment charge related to an other-than-temporary decline in fair value of a cost-method investment.

FFO attributable to OUTFRONT Media Inc. decreased $14.6 million, or 17%, in the three months ended September 30, 2023, compared to the same prior-year period, due primarily to higher interest expense, lower Adjusted OIBDA and impairment charges on non-real estate assets. FFO attributable to OUTFRONT Media Inc. decreased $191.5 million, or 86%, in the nine months ended September 30, 2023, compared to the same prior-year period, due primarily to impairment charges on non-real estate assets, higher interest expense and lower Adjusted OIBDA. AFFO attributable to OUTFRONT Media Inc. decreased $10.8 million, or 12%, in the three months ended September 30, 2023, compared to the same prior-year period, due primarily to higher interest expense and lower Adjusted OIBDA. AFFO attributable to OUTFRONT Media Inc. decreased $52.7 million, or 24%, in the nine months ended September 30, 2023, compared to the same prior-year period, due primarily to higher interest expense, lower Adjusted OIBDA and higher maintenance capital expenditures.

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

The following table presents our Revenues, Adjusted OIBDA and Operating income by segment in the three and nine months ended September 30, 2023 and 2022.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2023	2022	2023	2022
Revenues:
U.S. Media	$428.7	$428.0	$1,248.1	$1,204.7
Other	26.1	25.7	71.3	72.7
Total revenues	$454.8	$453.7	$1,319.4	$1,277.4

Operating income (loss)	$58.6	$74.3	$(369.4)	$182.7
Net loss on dispositions	—	0.2	0.2	0.1
Impairment charges	12.1	—	523.5	—
Depreciation	19.3	19.9	59.1	58.6
Amortization	19.7	20.2	63.0	52.3
Stock-based compensation(a)	7.2	8.6	22.9	25.0
Total Adjusted OIBDA	$116.9	$123.2	$299.3	$318.7

Adjusted OIBDA:
U.S. Media	$120.2	$128.2	$320.4	$337.5
Other	6.3	5.8	14.1	14.2
Corporate	(9.6)	(10.8)	(35.2)	(33.0)
Total Adjusted OIBDA	$116.9	$123.2	$299.3	$318.7

Operating income (loss):
U.S. Media	$72.7	$91.3	$(314.9)	$235.9
Other	2.7	2.4	3.6	4.8
Corporate	(16.8)	(19.4)	(58.1)	(58.0)
Total operating income (loss)	$58.6	$74.3	$(369.4)	$182.7

(a)Stock-based compensation is classified as Corporate expense.

U.S. Media

	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
(in millions, except percentages)	2023	2022	Change	2023	2022	Change
Revenues:
Billboard	$344.0	$335.3	3%	$1,002.3	$950.8	5%
Transit and other	84.7	92.7	(9)	245.8	253.9	(3)
Total revenues	$428.7	$428.0	—	$1,248.1	$1,204.7	4

Organic revenues(a):
Billboard	$344.0	$335.3	3	$991.4	$944.0	5
Transit and other	84.7	92.7	(9)	245.8	253.9	(3)
Total organic revenues(a)	428.7	428.0	—	1,237.2	1,197.9	3
Non-organic revenues:
Billboard	—	—	*	10.9	6.8	60
Transit and other	—	—	*	—	—	*
Total non-organic revenues	—	—	*	10.9	6.8	60
Total revenues	428.7	428.0	—	1,248.1	1,204.7	4
Operating expenses	(225.6)	(218.5)	3	(680.7)	(630.1)	8
SG&A expenses	(82.9)	(81.3)	2	(247.0)	(237.1)	4
Adjusted OIBDA	$120.2	$128.2	(6)	$320.4	$337.5	(5)
Adjusted OIBDA margin	28%	30%		26%	28%

Operating income (loss)	$72.7	$91.3	*	$(314.9)	$235.9	*
Net loss on dispositions	—	0.2	*	0.2	0.1	100
Impairment charges	12.1	—	*	523.5	—	*
Depreciation and amortization	35.4	36.7	(4)	111.6	101.5	10
Adjusted OIBDA	$120.2	$128.2	(6)	$320.4	$337.5	(5)

New York metropolitan area revenues as a percentage of U.S. Media segment revenues	20%	19%		19%	19%
Los Angeles metropolitan area revenues as a percentage of U.S. Media segment revenues	14%	15%		15%	16%

*    Calculation is not meaningful.
(a)Organic revenues exclude revenues associated with a significant acquisition (“non-organic revenues”).

Total U.S. Media segment revenues increased $0.7 million in the three months ended September 30, 2023, compared to the same prior-year period, due primarily to higher billboard revenues. Total U.S. Media segment revenues increased $43.4 million, or 4%, in the nine months ended September 30, 2023, compared to the same prior-year period, due primarily to higher billboard revenues. We generated approximately 42% in the three months ended September 30, 2023, 45% in the three months ended September 30, 2022, 42% in the nine months ended September 30, 2023, and 43% in the nine months ended September 30, 2022, of our U.S. Media segment revenues from national advertising campaigns.

In the nine months ended September 30, 2023 and 2022, non-organic revenues reflect the impact of a significant acquisition.

Billboard revenues in the U.S. Media segment increased $8.7 million, or 3%, in the three months ended September 30, 2023, compared to the same prior-year period, reflecting an increase in average revenue per display (yield) and the impact of new and lost billboards in the period, including acquisitions. Billboard revenues in the U.S. Media segment increased $51.5 million, or 5%, in the nine months ended September 30, 2023, compared to the same prior-year period, reflecting an increase in average revenue per display (yield), the impact of new and lost billboards in the period, including acquisitions, and higher proceeds from condemnations.

Organic billboard revenues in the U.S. Media segment increased $8.7 million, or 3%, in the three months ended September 30, 2023, compared to the same prior-year period, primarily due to an increase in average revenue per display (yield) and the impact of new and lost billboards in the period, including acquisitions. Organic billboard revenues in the U.S. Media segment increased $47.4 million, or 5%, in the nine months ended September 30, 2023, compared to the same prior-year period, primarily due to an increase in average revenue per display (yield), the impact of new and lost billboards in the period, including insignificant acquisitions, and higher proceeds from condemnations.

Transit and other revenues in the U.S. Media segment decreased $8.0 million in the three months ended September 30, 2023 compared to the same prior-year period, primarily driven by a decrease in average revenue per display (yield), driven by weaker market conditions in national advertising, which primarily impacted advertising sales on certain above-ground advertising displays, partially offset by the impact of a new transit franchise contract. Transit and other revenues in the U.S. Media segment decreased $8.1 million in the nine months ended September 30, 2023, compared to the same prior-year period, primarily driven by a decrease in average revenue per display (yield), driven by weaker market conditions in national advertising, which primarily impacted advertising sales on certain above-ground advertising displays, partially offset by the impact of a new transit franchise contract.

Organic transit and other revenues in the U.S. Media segment decreased $8.0 million in the three months ended September 30, 2023, compared to the same prior-year period, primarily due to a decrease in average revenue per display (yield), driven by weaker market conditions in national advertising, which primarily impacted advertising sales on certain above-ground advertising displays, partially offset by the impact of a new transit franchise contract. Organic transit and other revenues in the U.S. Media segment decreased $8.1 million in the nine months ended September 30, 2023, compared to the same prior-year period, primarily driven by a decrease in average revenue per display (yield), driven by weaker market conditions in national advertising, which primarily impacted advertising sales on certain above-ground advertising displays, partially offset by the impact of a new transit franchise contract.

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

Operating expenses in the U.S. Media segment increased $7.1 million, or 3%, in the three months ended September 30, 2023, compared to the same prior-year period, primarily driven by higher variable billboard property lease expenses, the impact of new locations, including through acquisitions, higher guaranteed minimum annual payments to the MTA and higher compensation-related expenses, partially offset by a decline in non-MTA transit franchise costs. Operating expenses in the U.S. Media segment increased $50.6 million, or 8%, in the nine months ended September 30, 2023, compared to the same prior-year period, primarily driven by higher variable billboard property lease expenses, including an out-of-period adjustment of $5.2 million recorded in the nine months ended September 30, 2023, (see Note 1. Description of Business and Basis of Presentation to the Consolidated Financial Statements), higher guaranteed minimum annual payments to the MTA, higher maintenance and utilities cost, driven by inflationary cost increases in 2023, higher compensation-related expenses, and increased activity resulting in higher materials cost, partially offset by lower posting and rotation costs.

SG&A expenses in the U.S. Media segment increased $1.6 million, or 2%, in the three months ended September 30, 2023, compared to the same prior-year period, primarily driven by a higher provision for doubtful accounts and higher professional fees, partially offset by lower compensation-related expenses. SG&A expenses in the U.S. Media segment increased $9.9 million, or 4%, in the nine months ended September 30, 2023, compared to the same prior-year period, primarily driven by higher compensation-related expenses, higher professional fees and a higher provision for doubtful accounts.

In the nine months ended September 30, 2023, we recorded impairment charges of $523.5 million in the U.S. Media segment, primarily related to impairment charges related to our MTA asset group and our U.S. Transit and Other reporting unit (see the “Critical Accounting Policies” section of this MD&A and Note 4. Long-Lived Assets to the Consolidated Financial Statements).

U.S. Media segment Adjusted OIBDA decreased $8.0 million, or 6%, in the three months ended September 30, 2023, and decreased $17.1 million, or 5%, in the nine months ended September 30, 2023, compared to the same prior-year periods. Adjusted OIBDA margin was 28% in the three months ended September 30, 2023, 30% in the three months ended September 30, 2022, 26% in the nine months ended September 30, 2023, and 28% in the nine months ended September 30, 2022. The decreases in Adjusted OIBDA margins was due primarily to a higher increase in operating expenses, due to an increase in billboard property lease expenses, including an out-of-period adjustment of $5.2 million recorded in the nine months ended September 30, 2023, related to variable billboard property lease expenses (see Note 1. Description of Business and Basis of

Presentation to the Consolidated Financial Statements), increases in the MTA guaranteed minimum annual payments in 2023 and an increase in SG&A expenses, compared to a lower increase in revenues.

Other

	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
(in millions, except percentages)	2023	2022	Change	2023	2022	Change
Revenues:
Billboard	$19.6	$19.7	(1)%	$53.5	$56.4	(5)%
Transit and other	6.5	6.0	8	17.8	16.3	9
Total revenues	$26.1	$25.7	2	$71.3	$72.7	(2)

Organic revenues(a):
Billboard	$19.6	$19.2	2	$53.5	$53.7	—
Transit and other	6.5	5.9	10	17.8	15.8	13
Total organic revenues(a)	26.1	25.1	4	71.3	69.5	3
Non-organic revenues:
Billboard	—	0.5	*	—	2.7	*
Transit and other	—	0.1	*	—	0.5	*
Total non-organic revenues	—	0.6	*	—	3.2	*
Total revenues	26.1	25.7	2	71.3	72.7	(2)
Operating expenses	(14.2)	(14.1)	1	(40.5)	(41.8)	(3)
SG&A expenses	(5.6)	(5.8)	(3)	(16.7)	(16.7)	—
Adjusted OIBDA	$6.3	$5.8	9	$14.1	$14.2	(1)
Adjusted OIBDA margin	24%	23%		20%	20%

Operating income	$2.7	$2.4	13	$3.6	$4.8	(25)
Depreciation and amortization	3.6	3.4	6	10.5	9.4	12
Adjusted OIBDA	$6.3	$5.8	9	$14.1	$14.2	(1)

*    Calculation is not meaningful.
(a)Organic revenues exclude the impact of foreign currency exchange rates (“non-organic revenues”).

Total Other revenues increased $0.4 million, or 2%, in the three months ended September 30, 2023, compared to the same prior-year period, driven by the impact of new billboards in the period and an increase in average revenue per display (yield) as we have experienced increases in overall demand for our services, partially offset by the impact of foreign currency exchange rates. Total Other revenues decreased $1.4 million, or 2%, in the nine months ended September 30, 2023, compared to the same prior-year period, primarily driven by the impact of foreign currency exchange rates, partially offset by the impact of new billboards in the period, including acquisitions, and an increase in average revenue per display (yield) as we have experienced increases in overall demand for our services.

In the three and nine months ended September 30, 2022, non-organic revenues reflect the impact of foreign currency exchange rates.

Organic Other revenues increased $1.0 million, or 4%, in the three months ended September 30, 2023, compared to the same prior-year period, driven by the impact of acquisitions and an increase in average revenue per display (yield) as we have experienced increases in overall demand for our services during the quarter. Organic Other revenues increased $1.8 million, or 3%, in the nine months ended September 30, 2023, compared to the same prior-year period, primarily driven by the impact of new billboards in the period, including acquisitions, and an increase in average revenue per display (yield) as we have experienced increases in overall demand for our services during the quarter.

Other operating expenses increased $0.1 million, or 1%, in the three months ended September 30, 2023, compared to the same prior-year period, driven by higher expenses in Canada, partially offset by the impact of foreign currency exchange rates. Other operating expenses decreased $1.3 million, or 3%, in the nine months ended September 30, 2023, compared to the same prior-

year period, primarily driven by the impact of foreign currency exchange rates. Other SG&A expenses decreased $0.2 million, or 3%, in the three months ended September 30, 2023, and was flat in the nine months ended September 30, 2023, compared to the same prior-year periods, primarily driven by the impact of foreign currency exchange rates, partially offset by higher expenses in Canada.

Other Adjusted OIBDA increased $0.5 million, or 9%, in the three months ended September 30, 2023, compared to the prior-year period, due primarily to an increase in average revenue per display (yield), partially offset by the impact of foreign exchange rates. Other Adjusted OIBDA decreased $0.1 million, or 1%, in the nine months ended September 30, 2023, compared to the same prior-year periods, due primarily to the impact of foreign currency exchange rates and higher expenses in Canada, partially offset by an increase in average revenue per display (yield).

Corporate

Corporate expenses primarily include expenses associated with employees who provide centralized services. Corporate expenses, excluding stock-based compensation, were $9.6 million in the three months ended September 30, 2023, compared to $10.8 million in the same prior-year period. Corporate expenses decreased $1.2 million, or 11%, in the three months ended September 30, 2023, compared to the same prior-year period primarily due to lower compensation-related expenses, partially offset by the impact of market fluctuations on an unfunded equity-linked retirement plan offered by the Company to certain employees. Corporate expenses, excluding stock-based compensation, were $35.2 million in the nine months ended September 30, 2023, compared to $33.0 million in the same prior-year period. Corporate expenses increased $2.2 million, or 7%, primarily due to the impact of market fluctuations on an unfunded equity-linked retirement plan offered by the Company to certain employees, partially offset by lower compensation-related expenses.

Liquidity and Capital Resources

	As of
(in millions, except percentages)	September 30, 2023	December 31, 2022	% Change
Assets:
Cash and cash equivalents	$44.4	$40.4	10%
Receivables, less allowance ($17.8 in 2023 and $20.2 in 2022)	296.4	315.5	(6)
Prepaid lease and transit franchise costs	5.7	9.1	(37)
Other prepaid expenses	25.3	19.8	28
Other current assets	9.2	5.6	64
Total current assets	381.0	390.4	(2)
Liabilities:
Accounts payable	50.1	65.4	(23)
Accrued compensation	42.0	68.0	(38)
Accrued interest	18.7	31.1	(40)
Accrued lease and transit franchise costs	72.8	64.9	12
Other accrued expenses	53.2	47.6	12
Deferred revenues	45.8	35.3	30
Short-term debt	150.0	30.0	*
Short-term operating lease liabilities	204.6	188.1	9
Other current liabilities	19.8	21.2	(7)
Total current liabilities	657.0	551.6	19
Working capital	$(276.0)	$(161.2)	71
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

Working capital was a deficit of $276.0 million as of September 30, 2023, compared to a deficit of $161.2 million as of December 31, 2022, primarily driven by increased borrowings under the AR Facility, lower receivable balances, and increased short-term operating lease liabilities.

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

•Recoupment of Equipment Deployment Costs. We may retain incremental revenues that exceed an annual base revenue amount for the cost of deploying advertising and communications displays throughout the transit system. As presented in the table below, recoupable MTA equipment deployment costs are recorded as Prepaid MTA equipment deployment costs and Intangible assets on our Consolidated Statement of Financial Position, and as these costs are recouped from incremental revenues that the MTA would otherwise be entitled to receive, Prepaid MTA equipment deployment costs will be reduced. If incremental revenues generated over the term of the agreement are not sufficient to cover all or a portion of the equipment deployment costs, the costs will not be recouped, which could have an adverse effect on our business, financial condition and results of operations, including impairment charges (see Note 4. Long-Lived Assets to the Consolidated Financial Statements). If we do not recoup all costs of deploying advertising and communications screens with respect to the New Inventory by the end of the term of the MTA Agreement, the MTA will be obligated to reimburse us for these costs. Deployment costs in an amount not to exceed $50.7 million, which are deemed authorized before December 31, 2020, will be paid directly by the MTA. For any deployment costs deemed authorized after December 31, 2020, the MTA and the Company will no longer be obligated to directly pay 70% and 30% of the costs, respectively, and these costs will be subject to recoupment in accordance with the MTA Agreement. We did not recoup any equipment deployment costs in the nine months ended September 30, 2023, and we do not expect to recoup any equipment deployment costs in the remainder of 2023. In addition, we currently do not expect to recoup any equipment deployment costs throughout the remainder of the Amended Term (as defined below) of the MTA Agreement. For the full year of 2023, we expect our MTA equipment deployment costs to be approximately $45.0 million. We expect our MTA equipment deployment costs to be approximately $50.0 million to $60.0 million in 2024. After 2024, we expect MTA equipment deployment costs to be approximately $30.0 million to $40.0 million annually throughout the remainder of the Amended Term (as defined below) of the MTA Agreement and encompass replacement costs. Accordingly, we expect annual MTA equipment deployment costs after 2024 to be significantly below 2023 levels as we expect to substantially complete our initial deployment during 2024.

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

We may utilize cash on hand and/or incremental third-party financing to fund equipment deployment costs over the next couple of years. However, given the current heightened levels of inflation and related economic environment, we cannot reasonably estimate the aggregate financing amount, if any, at this time. As of September 30, 2023, we have issued surety bonds in favor of the MTA totaling approximately $136.0 million, which amount is subject to change as equipment installations are completed and revenues are generated. We expect transit franchise expenses, as a percentage of transit display revenues, to decline in the remainder of 2023, but remain above pre-COVID-19 pandemic levels and above 2022 levels, as a result of our expectation that revenues generated under the MTA Agreement in the remainder of 2023 will not grow at a compound annual growth rate above the inflation-adjusted guaranteed minimum annual payments to the MTA. As indicated in the table below, we incurred $32.7 million related to MTA equipment deployment costs in the nine months ended September 30, 2023 (which includes equipment deployment costs related to future deployments), for a total of $568.6 million to date, of which $33.9 million had been recouped from incremental revenues to date. As of September 30, 2023, 18,786 digital displays had been installed, composed of 5,117 digital advertising screens on subway and train platforms and entrances, 8,760 smaller-format digital advertising screens on rolling stock and 4,909 MTA communications displays. In the three months ended September 30, 2023, 2,028 installations occurred, for a total of 4,633 installations occurring in the nine months ended September 30, 2023.

During the second quarter of 2023, we performed an analysis of the carrying value of our long-lived asset groups within our U.S. Transit and Other reporting unit as a result of the triggering event noted above utilizing undiscounted cash flows compared to the carrying value of the asset groups. As a result, we recorded an impairment charge of $463.5 million in the second quarter of 2023, primarily representing a $443.1 million impairment charge related to our MTA asset group.

As a result of our continued expectation of negative aggregate cash flows related to our MTA asset group, we recorded an additional impairment charge of $12.1 million in the third quarter of 2023, representing additional MTA equipment deployment cost spending during the quarter. (See the “Critical Accounting Policies” section of this MD&A and Note 4. Long-Lived Assets to the Consolidated Financial Statements.)

(in millions)	Beginning Balance	Deployment Costs Incurred	Recoupment/MTA Funding	Amortization/Impairment	Reclassification	Ending Balance
Nine months ended September 30, 2023:
Prepaid MTA equipment deployment costs	$363.2	$21.8	$—	$—	$(385.0)	$—
Other current assets	1.6	(0.4)	(0.1)	—	—	1.1
Intangible assets (franchise agreements)	62.0	11.3	—	(458.3)	385.0	—
Total	$426.8	$32.7	$(0.1)	$(458.3)	$—	$1.1

Year ended December 31, 2022:
Prepaid MTA equipment deployment costs	$279.8	$83.4	$—	$—	$—	$363.2
Other current assets	5.2	0.1	(3.7)	—	—	1.6
Intangible assets (franchise agreements)	63.0	5.4	—	(6.4)	—	62.0
Total	$348.0	$88.9	$(3.7)	$(6.4)	$—	$426.8

On November 2, 2023, we announced that our board of directors approved a quarterly cash dividend of $0.30 per share on our common stock, payable on December 29, 2023, to stockholders of record at the close of business on December 1, 2023.

Debt

Debt, net, consists of the following:

	As of
(in millions, except percentages)	September 30, 2023	December 31, 2022
Short-term debt:
AR Facility	$150.0	$30.0
Total short-term debt	150.0	30.0

Long-term debt:
Term loan, due 2026	598.9	598.6

Senior unsecured notes:
6.250% senior unsecured notes, due 2025	400.0	400.0
5.000% senior unsecured notes, due 2027	650.0	650.0
4.250% senior unsecured notes, due 2029	500.0	500.0
4.625% senior unsecured notes, due 2030	500.0	500.0
Total senior unsecured notes	2,050.0	2,050.0

Debt issuance costs	(18.9)	(22.6)
Total long-term debt, net	2,630.0	2,626.0

Total debt, net	$2,780.0	$2,656.0

Weighted average cost of debt	5.5%	5.2%

	Payments Due by Period
(in millions)	Total	2023	2024-2025	2026-2027	2028 and thereafter
Long-term debt	$2,650.0	$—	$400.0	$1,250.0	$1,000.0
Interest	760.4	153.5	280.0	237.2	89.7
Total	$3,410.4	$153.5	$680.0	$1,487.2	$1,089.7

Term Loan

The interest rate on the term loan due in 2026 (the “Term Loan”) was 7.1% per annum as of September 30, 2023. As of September 30, 2023, a discount of $1.1 million on the Term Loan remains unamortized. The discount is being amortized through Interest expense, net, on the Consolidated Statement of Operations.

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

As of September 30, 2023, there were no outstanding borrowings under the Revolving Credit Facility.

The commitment fee based on the amount of unused commitments under the Revolving Credit Facility was $0.5 million in the three months ended September 30, 2023, $0.4 million in the three months ended September 30, 2022, $1.3 million in the nine months ended September 30, 2023, and $1.2 million in the nine months ended September 30, 2022. As of September 30, 2023, we had issued letters of credit totaling approximately $6.5 million against the letter of credit facility sublimit under the Revolving Credit Facility.

Standalone Letter of Credit Facilities

As of September 30, 2023, we had issued letters of credit totaling approximately $75.7 million under our aggregate $81.0 million standalone letter of credit facilities. The total fees under the letter of credit facilities were immaterial in each of the three and nine months ended September 30, 2023 and 2022.

Accounts Receivable Securitization Facility

As of September 30, 2023, we have a $150.0 million revolving accounts receivable securitization facility (the “AR Facility”), which terminates in May 2025, unless further extended.

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

As of September 30, 2023, there were $150.0 million of outstanding borrowings under the AR Facility, at a borrowing rate of 6.4%. As of September 30, 2023, there is no borrowing capacity remaining under the AR Facility based on approximately $317.7 million of accounts receivable that could be used as collateral for the AR Facility in accordance with the agreements governing the AR Facility. The commitment fee based on the amount of unused commitments under the AR Facility was immaterial for the three months ended September 30, 2023, $0.1 million for the nine months ended September 30, 2023, and immaterial for each of the three and nine months ended September 30, 2022. As of November 2, 2023, there were $140.0 million of outstanding borrowings under the AR Facility, at a borrowing rate of 6.4%.

Debt Covenants

Our credit agreement, dated as of January 31, 2014 (as amended, restated, amended and restated, supplemented or otherwise modified, the “Credit Agreement”), governing the Senior Credit Facilities, the agreements governing the AR Facility, and the indentures governing our senior unsecured notes contain customary affirmative and negative covenants, subject to certain exceptions, including but not limited to those that restrict the Company’s and its subsidiaries’ abilities to (i) pay dividends on, repurchase or make distributions in respect to the Company’s or its wholly-owned subsidiary, Outfront Media Capital LLC’s capital stock or make other restricted payments other than dividends or distributions necessary for us to maintain our REIT status, subject to certain conditions and exceptions, (ii) enter into agreements restricting certain subsidiaries’ ability to pay dividends or make other intercompany or third-party transfers, and (iii) incur additional indebtedness. One of the exceptions to the restriction on our ability to incur additional indebtedness is satisfaction of a Consolidated Total Leverage Ratio, which is the ratio of our consolidated total debt to our Consolidated EBITDA (as defined in the Credit Agreement) for the trailing four consecutive quarters, of no greater than 6.0 to 1.0. As of September 30, 2023, our Consolidated Total Leverage Ratio was 5.2 to 1.0 in accordance with the Credit Agreement.

The terms of the Credit Agreement (and under certain circumstances, the agreements governing the AR Facility) require that we maintain a Consolidated Net Secured Leverage Ratio, which is the ratio of (i) our consolidated secured debt (less up to $150.0 million of unrestricted cash) to (ii) our Consolidated EBITDA (as defined in the Credit Agreement) for the trailing four consecutive quarters, of no greater than 4.5 to 1.0. As of September 30, 2023, our Consolidated Net Secured Leverage Ratio was 1.1 to 1.0 in accordance with the Credit Agreement. As of September 30, 2023, we are in compliance with our debt covenants.

Deferred Financing Costs

As of September 30, 2023, we had deferred $24.1 million in fees and expenses associated with the Term Loan, Revolving Credit Facility, AR Facility and our senior unsecured notes. We are amortizing the deferred fees through Interest expense, net, on our Consolidated Statement of Operations over the respective terms of the Term Loan, Revolving Credit Facility, AR Facility and our senior unsecured notes.

Equity

At-the-Market Equity Offering Program

We have a sales agreement in connection with an “at-the-market” equity offering program (the “ATM Program”), under which we may, from time to time, issue and sell shares of our common stock up to an aggregate offering price of $300.0 million. We have no obligation to sell any of our common stock under the sales agreement and may at any time suspend solicitations and offers under the sales agreement. No shares were sold under the ATM Program during the nine months ended September 30, 2023. As of September 30, 2023, we had approximately $232.5 million of capacity remaining under the ATM Program.

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

Cash Flows

The following table presents our cash flows in the nine months ended September 30, 2023 and 2022.

	Nine Months Ended
	September 30,		%
(in millions, except percentages)	2023	2022	Change
Net cash flow provided by operating activities	$149.2	$174.8	(15)%
Net cash flow used for investing activities	(93.4)	(351.3)	(73)
Net cash flow used for financing activities	(51.9)	(165.6)	(69)
Effect of exchange rate changes on cash, cash equivalents	0.1	(1.2)	*
Net increase (decrease) in cash and cash equivalents	$4.0	$(343.3)	*

*Calculation is not meaningful.

Cash provided by operating activities decreased $25.6 million, or 15%, in the nine months ended September 30, 2023, compared to the same prior-year period, due primarily to lower net income in 2023 compared to 2022, due to increased operating and SG&A expenses, and higher interest expense, as well as the timing of payments, partially offset by a decrease in prepaid MTA equipment deployment costs. In the nine months ended September 30, 2023, we paid net cash of $33.4 million related to MTA equipment deployment costs and installed 4,633 digital displays. In the nine months ended September 30, 2022, we paid net cash of $57.5 million related to MTA equipment deployment costs and installed 2,565 digital displays.

Cash used for investing activities decreased $257.9 million, or 73%, in the nine months ended September 30, 2023, compared to the same prior-year period, due primarily to lower cash paid for acquisitions.

The following table presents our capital expenditures in the nine months ended September 30, 2023 and 2022.

	Nine Months Ended
	September 30,		%
(in millions, except percentages)	2023	2022	Change
Growth	$39.1	$47.6	(18)%
Maintenance	24.5	19.0	29
Total capital expenditures	$63.6	$66.6	(5)

Capital expenditures decreased $3.0 million, or 5%, in the nine months ended September 30, 2023, compared to the same prior-year period, primarily due to the timing of payments related to growth in digital displays and maintenance spending for billboard display upgrades, partially offset by higher spending related to the renovation of certain office facilities.

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

Cash used for financing activities decreased $113.7 million, or 69%, in the nine months ended September 30, 2023, compared to the same prior-year period. In the nine months ended September 30, 2023, we drew $120.0 million of borrowings on the AR Facility and paid total cash dividends of $155.4 million on our common stock, the Series A Preferred Stock and vested restricted share units granted to employees. In the nine months ended September 30, 2022, we paid total cash dividends of $154.3 million on our common stock, the Series A Preferred Stock and vested restricted share units granted to employees.

Cash paid for income taxes was $5.9 million in the nine months ended September 30, 2023 and $3.1 million in the nine months ended September 30, 2022. The increase was primarily due to the timing of Canadian estimated income tax payments.

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

Additionally, management assesses quantitative factors by comparing revenue projections of the deployed digital displays to actual financial results. In 2022, we updated our projections and did not identify a triggering event for an impairment review of our Prepaid MTA equipment deployment costs. The projections utilized for 2022 assumed the continued recovery of transit ridership and revenues towards pre-COVID-19 levels and expected growth in revenue generation from our significant digital deployment throughout the MTA transit system as required by the MTA Agreement. By the end of the first half of 2023, it was determined that our MTA transit revenue recovery had stalled since our MTA transit revenue did not meet our revenue expectations, and as of June 30, 2023, our revenue pacing and outlook for the remainder of 2023 reflects a continued decline in MTA transit revenues as compared to our 2023 forecast due to the underperformance across the MTA transit system. Accordingly, in the second quarter of 2023, we updated our revenue projections to reflect no growth in 2023 followed by 5% to 10% growth throughout the remainder of the Amended Term of the MTA Agreement. As a result of the reduced revenue forecast and reduced time remaining on the Amended Term of the MTA Agreement, we currently do not expect to recoup any Prepaid MTA equipment deployment costs throughout the remainder of the Amended Term of the MTA Agreement. As a result, in the second quarter of 2023, we reclassified $385.0 million of Prepaid MTA equipment deployment costs to Intangible Assets. We then reviewed our MTA long-lived asset group to determine if there was a triggering event for impairment, noting that we were projecting negative aggregate cash flows of approximately $50.0 million through the remainder of the Amended Term of the MTA Agreement. Consequently, in the second quarter of 2023, we recorded an impairment charge of $443.1 million, representing all of our MTA long-lived asset group.

All future deployment costs spending will be recorded as Intangible assets rather than as Prepaid MTA equipment deployment costs until such time as we project to recoup spending from transit franchise fees that would otherwise be payable to the MTA, which we currently do not expect throughout the remainder of the Amended Term of the MTA Agreement. Even if we do not recoup our spending from transit franchise fees that would otherwise be payable to the MTA, our current projections are that the MTA Agreement will be cash flow neutral (i.e., Adjusted OIBDA related to the MTA Agreement will equal MTA equipment deployment costs) over the remaining Amended Term of the MTA Agreement beginning during 2024. We will assess these equipment deployment costs for impairment each period. Currently, future impairment charges (i) are expected to be required during the remainder of 2023 with respect to all or a portion of the up to approximately $10.0 million to $15.0 million of MTA equipment deployment costs we expect to spend in the remainder of 2023, (ii) may be required during 2024 with respect to all or a portion of the up to approximately $50.0 million to $60.0 million of MTA equipment deployment costs we expect to spend in 2024, and (iii) may be required beyond 2024 with respect to all or a portion of the additional MTA equipment deployment costs we will be required to incur under the MTA Agreement, in each case, to the extent we continue to project cash flow losses throughout the remainder of the Amended Term of the MTA Agreement based on the assumptions and estimates described in this section and/or other factors that may arise.

Our performance during the third quarter of 2023 is in line with our expectations as of the end of the second quarter of 2023. We evaluated our long-term MTA revenue projections as of the end of the third quarter of 2023, and we continue to believe that MTA transit revenue for 2023 will be flat compared to the prior year period; we are also not aware of any changes in facts or circumstances, which would result in a change to our long-term revenue projections. As a result, we continue to project negative aggregate cash flows of $35.0 million until we will be cash flow neutral beginning during 2024. Consequently, we recorded an additional impairment charge in the third quarter of 2023, of $12.1 million, representing the additional equipment deployment cost spending during the quarter.

We performed a sensitivity analysis on our MTA transit revenue assumptions at the time of the impairment during the second quarter of 2023, noting that a change in our annual revenue growth rate of 1% between 2024 and 2030, holding all other assumptions constant except for variable sales compensation, would result in an approximately $70.0 million aggregate change in estimated cash flows. The assumptions and estimates included in our analysis require significant judgment about future events, market conditions and financial performance. Actual results may differ from our assumptions. There can be no assurance that these estimates and assumptions will prove to be an accurate prediction of the future, and a downward revision of these estimates and/or assumptions would decrease our cash flows, which could result in additional impairment charges in the future.

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

As of September 30, 2023, the goodwill balances associated with the U.S. Billboard reporting unit was $2,006.4 million and the Canada reporting unit was $22.5 million.

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

We have made statements in this MD&A and other sections of this Quarterly Report on Form 10-Q that are forward-looking statements within the meaning of the federal securities laws, including the Private Securities Litigation Reform Act of 1995. You can identify forward-looking statements by the use of forward-looking terminology such as “believes,” “expects,” “could,” “would,” “may,” “might,” “will,” “should,” “seeks,” “likely,” “intends,” “plans,” “projects,” “predicts,” “estimates,” “forecast” or “anticipates” or the negative of these words and phrases or similar words or phrases that are predictions of or indicate future events or trends and that do not relate solely to historical matters. You can also identify forward-looking statements by discussions of strategy, plans or intentions related to our capital resources, portfolio performance and results of operations. Forward-looking statements involve numerous risks and uncertainties and you should not rely on them as predictions of future events. Forward-looking statements depend on assumptions, data or methods that may be incorrect or imprecise and may not be able to be realized. We do not guarantee that the transactions and events described will happen as described (or that they will happen at all). The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:

•Consummating the Transaction may be more difficult, costly, or time consuming for the Company and its management than expected and the anticipated benefits of the Transaction may not be fully realized;
•The Transaction parties being unable to satisfy closing conditions, including necessary regulatory approval for the Transaction (or obtaining regulatory approval for the Transaction subject to conditions that are not anticipated), which could delay or cause the parties to abandon or terminate the Transaction;
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

We do not currently use derivatives or other financial instruments to mitigate our exposure to commodity price risk. However, we do enter into contracts with commodity providers to limit our exposure to commodity price fluctuations. For the year ended December 31, 2022, such contracts accounted for 6.2% of our total utility costs. As of September 30, 2023, we had active electricity purchase agreements with fixed contract rates for locations in Illinois, New York and Texas, which expire at various dates through May 2025.

Foreign Exchange Risk

Foreign currency translation risk is the risk that exchange rate gains or losses arise from translating our Canadian business’s statements of earnings and statements of financial position from functional currency to our reporting currency (the U.S. Dollar) for consolidation purposes. Any gain or loss on translation is included within comprehensive income and Accumulated other comprehensive income on our Consolidated Statement of Financial Position. The functional currency of our international subsidiaries is their respective local currency. As of September 30, 2023, we have $8.6 million of unrecognized foreign currency translation losses included within Accumulated other comprehensive loss on our Consolidated Statement of Financial Position.

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

As of September 30, 2023, we had a $600.0 million variable-rate Term Loan due 2026 outstanding, which has an interest rate of 7.1% per year. An increase or decrease of 1/4% in our interest rate on the Term Loan will change our annualized interest expense by approximately $1.5 million.

As of September 30, 2023, there were $150.0 million of outstanding borrowings under the AR Facility, at a borrowing rate of 6.4%. An increase or decrease of 1/4% in our interest rate on the AR Facility will change our annualized interest expense by approximately $0.4 million. As of November 2, 2023, there were $140.0 million of outstanding borrowings under the AR Facility, at a borrowing rate of 6.4%.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

None.

Purchases of Equity Securities by the Issuer

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
July 1, 2023 through July 31, 2023	—	$—	—	—
August 1, 2023 through August 31, 2023	—	—	—	—
September 1, 2023 through September 30, 2023	—	—	—	—
Total	—	—	—	—

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

See Exhibit Index immediately following this Item, which is incorporated herein by reference.

EXHIBIT INDEX

Exhibit Number	Description

2.1
Share Purchase Agreement, dated October 22, 2023, by and among OUTFRONT Media Inc., Outfront Canada HoldCo 2 LLC, Outfront Canada Sub LLC, and Bell Media Inc. (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 001-36367), filed on October 23, 2023).

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

Date: November 3, 2023