Form 10-K
period 2023-12-31
OUTFRONT Media Inc.
filed 2024-02-22
CIK 1579877

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of June 30, 2023, the last business day of the registrant's most recently completed second fiscal quarter, was $2.6 billion based upon the closing price reported for such date on the New York Stock Exchange.

As of February 21, 2024, the number of shares outstanding of the registrant’s common stock was 165,877,514.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement for the 2024 Annual Meeting of Stockholders are incorporated herein by reference into Part III of this Annual Report on Form 10-K where indicated. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant's fiscal year ended December 31, 2023.

OUTFRONT Media Inc.

Except as otherwise indicated or unless the context otherwise requires, all references in this Annual Report on Form 10-K to (i) “OUTFRONT Media,” “the Company,” “we,” “our,” “us” and “our company” mean OUTFRONT Media Inc., a Maryland corporation, and unless the context requires otherwise, its consolidated subsidiaries, and (ii) the “25 largest markets in the U.S.,” “approximately 150 markets in the U.S. and Canada” and “Nielsen Designated Market Areas” are based, in whole or in part, on Nielsen Media Research’s 2024 Designated Market Area rankings.

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

•Declines in advertising and general economic conditions;
•The severity and duration of pandemics, and the impact on our business, financial condition and results of operations;
•Competition;
•Government regulation;
•Our ability to operate our digital display platform;
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
•Diverse risks in our Canadian business, including risks related to the sale of our Canadian business;
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

We generally (i) own the physical billboard structures on which we display advertising copy for our customers, (ii) hold the legal permits to display advertising thereon and (iii) lease the underlying sites. These lease agreements have terms varying between one month and multiple years, and usually provide renewal options. We estimate that approximately 75% of our billboard structures in the U.S. are “legal nonconforming” billboards, meaning they were legally constructed under laws in effect at the time they were built and remain legal to operate, but could not be constructed under current laws. These structures are often located in areas where it is difficult or not permitted to build additional billboards under current laws, which enhances the value of our portfolio. We have a highly diversified portfolio of advertising sites. As of December 31, 2023, we had approximately 19,300 lease agreements with approximately 18,100 different landlords in the U.S. A substantial proportion of these lease agreements allow us to abate rent and/or terminate the lease agreement in certain circumstances, which may include where the structure is obstructed, where there is a change in traffic flow and/or where the advertising value of the sign structure is otherwise impaired, providing us with flexibility in renegotiating the terms of our leases with landlords in those circumstances.

We currently manage our operations through two operating segments—U.S. Billboard and Transit, which is included in our U.S. Media reportable segment, and International. International does not meet the criteria to be a reportable segment and accordingly, is included in Other (see Item 8., Note 18. Segment Information to the Consolidated Financial Statements).

On October 22, 2023, we entered into an agreement to sell our outdoor advertising business in Canada. See “—Acquisition and Disposition Activity.”

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

On October 22, 2023, the Company, Outfront Canada HoldCo 2 LLC, a wholly-owned subsidiary of the Company, and Outfront Canada Sub LLC, a wholly-owned subsidiary of the Company (together, the “Selling Subsidiaries”), entered into a Share Purchase Agreement (the “Share Purchase Agreement”) with Bell Media Inc. (the “Buyer”), relating to the sale of the Company’s outdoor advertising business in Canada (the “Canadian Business”). Pursuant to the Share Purchase Agreement, the Selling Subsidiaries agreed to sell all of its (and its affiliates) equity interests in Outdoor Systems Americas ULC and its subsidiaries (the “Transaction”), which hold all of the assets of the Canadian Business, to the Buyer, for C$410.0 million in cash, payable on the date of the consummation of the Transaction (the “Closing”). The purchase price is subject to (i) adjustments at and following the Closing for working capital, cash, indebtedness, capital expenditures and transaction expenses, and (ii) a holdback to be released at or following the Closing, in whole or in part, if certain third-party contracts are renewed or extended on certain terms.

The consummation of the Transaction is expected to occur in the first half of 2024, subject to certain closing conditions, including, among others, (i) the absence of any enacted or pending law, order, judgment or litigation by a governmental authority prohibiting the consummation of the Transaction, and (ii) receipt of antitrust approval in Canada (the “Antitrust Approval”). The obligation of the Buyer to consummate the Transaction is also conditioned on the absence of a material adverse effect on the Canadian Business following the date of the Share Purchase Agreement and the Selling Subsidiaries’ obligation to spend a target percentage of forecasted capital expenditures through the Closing. The obligation of each party to consummate the Transaction is conditioned on each party’s representations and warranties being true and correct and each party having performed in all material respects its obligations under the Share Purchase Agreement. In addition, the Share Purchase Agreement may be terminated under certain circumstances, including (i) by mutual written agreement of the Buyer and the Selling Subsidiaries; (ii) by either the Buyer or the Selling Subsidiaries if the Closing does not occur by July 22, 2024, with extensions by the Buyer or the Selling Subsidiaries under certain conditions until no later than October 22, 2024 (the “Outside Date”); or (iii) by either the Buyer or the Selling Subsidiaries if a failure by either the Buyer or the Seller Subsidiaries is the principal cause of any closing condition not being satisfied. If the Antitrust Approval is not received by the Outside Date and the principal cause of such failure is not a failure of the Selling Subsidiaries or its subsidiaries to perform any of their obligations under the Share Purchase Agreement, the Buyer will pay a termination fee to the Selling Subsidiaries in the amount of C$20.0 million.

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

Growth Strategy

Continue Increasing the Number of Digital Displays in our Portfolio. Increasing the number of digital displays in our prime audience locations is an important element of our organic growth strategy, as digital displays have the potential to attract additional business from both new and existing customers. We believe digital displays are attractive to our customers because they allow for the development of richer and more visually engaging messages, provide our customers with the flexibility both to target audiences by time of day and to quickly launch new advertising campaigns, and eliminate or greatly reduce print production and installation costs. In addition, digital displays enable us to run multiple advertisements on each display. Digital billboard displays generate approximately four to five times more revenue per display on average than comparable traditional static billboard displays. Digital billboard displays also incur, on average, approximately two to four times more costs, including higher variable costs associated with the increase in revenue than comparable traditional static billboard displays. As a result, digital billboard displays generate higher profits and cash flows than comparable traditional static billboard displays.

We have deployed state-of-the-art digital transit displays in connection with several transit franchises we operate and we expect to continue these deployments over the coming years, but at a slower pace than our historical deployments. We believe revenues generated on our network of digital transit displays will be higher than revenues generated on a comparable portfolio of our static transit displays.

We have incurred, and we intend to incur, significant equipment deployment costs and capital expenditures in the coming years to continue increasing the number of digital displays in our portfolio. However, we expect that our annual equipment deployment cost spending with respect to the New York Metropolitan Transportation Authority (the “MTA”) transit franchise will decline after our expected material completion of our initial deployment in 2024. See “—Renovation, Improvement and Development” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
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

Consider Selected Acquisition Opportunities. As part of our growth strategy, we frequently evaluate strategic opportunities to acquire new businesses and assets. Consistent with this strategy, we regularly evaluate potential acquisitions, ranging from small transactions to larger acquisitions. See “—Acquisition and Disposition Activity.” There can be no assurances that any transactions currently being evaluated will be consummated or, if consummated, that such transactions would prove beneficial to us. Further, our national footprint in the U.S. provides us with an attractive platform on which to add additional advertising structures and sites. Our scale gives us advantages in driving additional revenues and reducing operating costs from acquired billboards. We believe that there is significant opportunity for additional industry consolidation, and we will evaluate opportunities to acquire additional out-of-home advertising businesses and structures and sites on a case-by-case basis.

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

Our Portfolio of Outdoor Advertising Structures and Sites

Diversification by Customer

For the year ended December 31, 2023, no individual customer represented more than 3% of U.S. Media segment revenues. Therefore, we do not consider detailed information about any individual customer to be meaningful.

Diversification by Industry

The following table sets forth information regarding the diversification of U.S. Media segment revenues earned among different industries for 2023, 2022 and 2021. For 2023, as a result of our diverse base of customers in the U.S., no single industry contributed more than 20% of our U.S. Media segment revenues.

We have updated the presentation of our industry reporting and certain reclassifications of prior year data have been made to conform to the current period’s presentation.

	Percentage of Total U.S. Media Segment Revenues for the Year Ended December 31,
Industry	2023	2022	2021
Entertainment	20%	20%	18%
Retail	11	11	10
Health/Medical	9	9	10
Legal Services/Lawyers	7	5	5
Technology	6	8	7
Miscellaneous Service Providers	5	5	5
Restaurants	4	5	5
Automotive	4	4	4
Consumer Packaged Goods	4	3	3
Education	4	3	3
Travel	4	3	2
Financial	3	4	5
Alcohol	3	3	4
Government/Political	3	3	4
Utilities	3	3	3
Real Estate	2	3	2
Non-Profit	2	2	2
Insurance	2	2	3
Other(a)	4	4	5
Total	100%	100%	100%
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

	Percentage of Total Revenues for the Year Ended December 31, 2023			Number of Displays as of December 31, 2023(a)
Location (Metropolitan Area)	Billboard	Transit and Other	Total	Billboard Displays	Transit and Other Displays	Total Displays	Percentage of Total Displays
New York, NY	10%	52%	18%	563	266,022	266,585	53%
Los Angeles, CA	15	9	14	4,340	34,913	39,253	8
Miami, FL	6	6	6	917	20,363	21,280	4
State of New Jersey	5	<1	4	3,491	—	3,491	<1
San Francisco, CA	3	3	3	1,054	18,105	19,159	4
Houston, TX	4	1	3	1,075	188	1,263	<1
Tampa, FL	3	—	3	1,323	—	1,323	<1
Detroit, MI	3	<1	3	1,782	4,501	6,283	1
Atlanta, GA	3	2	3	1,849	779	2,628	<1
Boston, MA	2	7	3	263	38,711	38,974	8
Dallas, TX	3	1	2	707	508	1,215	<1
Phoenix, AZ	2	1	2	1,348	1,326	2,674	<1
Orlando, FL	2	<1	2	1,187	16	1,203	<1
Washington D.C.	1	10	2	19	47,163	47,182	9
Chicago, IL	1	<1	1	1,196	—	1,196	<1
All other United States(b)	32	2	26	19,677	18,581	38,258	8
Other	—	2	<1	—	—	—	—
Total United States	95	96	95	40,791	451,176	491,967	98
Canada	5	4	5	4,609	4,531	9,140	2
Total	100%	100%	100%	45,400	455,707	501,107	100%

Total revenues (in millions)	$1,444.9	$375.7	$1,820.6
(a)All displays, including those reserved for transit agency use.
(b)No single location (metropolitan area) in “All other United States” individually represents more than 2% of total revenues.

The New York and Los Angeles metropolitan areas contributed 52% and 11%, respectively, of total transit and other revenues in 2022 and 49% and 12%, respectively, of total transit and other revenues in 2021. Los Angeles contributed 16% of total billboard revenues in 2022 and contributed 15% of total billboard revenues in 2021. New York contributed 10% of total billboard revenues in 2022 and contributed 8% of total billboard revenues in 2021. For additional information regarding revenues for our billboard displays and transit and other displays by segment, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data.”

Renovation, Improvement and Development

The following table sets forth information regarding our digital displays.

	Digital Revenues (in millions) for the Year Ended			Number of Digital Displays(a) as of
Location	Digital Billboard	Digital Transit and Other	Total Digital Revenues	Digital Billboard Displays	Digital Transit and Other Displays	Total Digital Displays
December 31, 2023:
United States	$409.5	$143.7	$553.2	1,874	21,593	23,467
Canada	32.2	2.9	35.1	317	101	418
Total	$441.7	$146.6	$588.3	2,191	21,694	23,885

December 31, 2022:
United States	$368.5	$137.1	$505.6	1,702	15,998	17,700
Canada	32.3	2.0	34.3	268	78	346
Total	$400.8	$139.1	$539.9	1,970	16,076	18,046

December 31, 2021:
United States	$280.5	$80.3	$360.8	1,401	12,610	14,011
Canada	27.6	1.0	28.6	237	120	357
Total	$308.1	$81.3	$389.4	1,638	12,730	14,368
(a)Digital display amounts include 4,980 displays reserved for transit agency use in 2023, 4,374 in 2022 and 3,795 in 2021. Our number of digital displays is impacted by acquisitions, dispositions, management agreements, the net effect of new and lost billboards, and the net effect of won and lost franchises in the period.

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

We built or converted 84 digital billboard displays in the U.S. and 45 in Canada in 2023, compared to 110 digital billboard displays in the U.S. and nine in Canada in 2022, and 77 digital billboard displays in the U.S. and 10 in Canada in 2021. Additionally, we entered into marketing arrangements to sell advertising on 46 third-party digital billboard displays in the U.S. and two in Canada in 2023, compared to 85 third-party digital billboard displays in the U.S. in 2022, and 35 third-party billboard displays in the U.S. and four in Canada in 2021.

We built, converted or replaced 5,624 digital transit and other displays in the U.S. and 23 in Canada in 2023, and 3,410 digital transit and other displays in the U.S. in 2022. Our total number of digital displays is impacted by acquisitions, dispositions, management agreements and the net effect of new and lost billboards and the net effect of won and lost franchises.

As of December 31, 2023, our average initial investment required for a digital billboard display is approximately $250,000.

We routinely invest capital in the maintenance and repair of our billboard and transit structures. This includes safety initiatives and replaced displays, as well as new billboard components such as panels, sections, catwalks, lighting and ladders. Our maintenance capital expenditures were $30.2 million in 2023, $25.5 million in 2022 and $25.3 million in 2021. Maintenance capital expenditures also include spending on software and technology, and office facilities renovations.

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

Human Capital

We believe we can continue to enhance stockholder value through our purpose-driven business practices that consider the long-term interests of all our stakeholders, including our employees. We aim to create a workplace where employees feel engaged, rewarded and empowered. Culture plays an important role in the way we conduct business and attract talent and, as such, we actively promote a culture of collaboration, creativity, inclusivity and ownership throughout the employee experience.

Our People

As of December 31, 2023, we had a total of 2,375 employees, of which 285 are located in Canada. As of December 31, 2023, 884 employees were sales and sales-related personnel in the U.S. and 84 were Canadian sales and sales-related personnel. As of December 31, 2023, 2,362, or 99%, of our employees were full-time employees and 13, or 1%, were part-time employees. Some of these employees are represented by labor unions and are subject to collective bargaining agreements.

Hiring, developing and retaining employees is important to our business. As our business grows, we place a priority on helping our employees build both their skills and careers. We provide regular and ongoing employee development and training, through among other things, our annual performance review process, and employee trainings in sales strategy, technology, safety, compliance, management and leadership skills. We also recognize the efforts of our employees with a variety of equity, cash and non-cash awards, such as our annual OUTShine! awards, our OUTpace awards and our President’s Club trips.

We continually monitor our employee turnover rates. In 2023, we experienced lower total employee turnover of 13% compared to 14% in 2022 and 15% in 2021. Voluntary turnover decreased in 2023 compared to 2022 and decreased in 2022 compared to

2021. We believe that our culture, competitive compensation and development opportunities have contributed to the low turnover at the Company.

Diversity, Equity and Inclusion

We are committed to promoting a diverse and inclusive working environment. We believe that in order to effectively connect diverse audiences across markets, we need a workforce that reflects the diversity of the communities we represent and in which we operate. One of our basic principles is treating everyone with dignity and respect, and we believe it is our responsibility to respect all cultures, backgrounds, ethnicities, genders and sexual orientations. Our diversity, equity and inclusion program is led by an advisory council and the Company’s co-Chief Diversity Officers as well as our Chief Human Resources Officer, and is charged with providing programs that focus on the value of diversity, equity and inclusion to the Company’s culture, including employee resource groups, diversity and inclusion training and events, presentations by keynote speakers, and internship programs, all of which support inclusion and belonging for all employees, including members of underrepresented communities.

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

We take the health and safety of our employees very seriously. That is why we have adopted a preventive culture and follow and enforce a strict set of safety guidelines and training processes under the supervision of our Vice President of Operations Effectiveness and Safety. Our comprehensive training program is another essential aspect to promoting the safety of our employees. We require all our field operations team members to participate in an extensive training process and we reinforce and strictly manage these trainings throughout the year. As of December 31, 2023, all of our company-owned vehicles have been installed with telematic monitoring systems. This allows the Company to proactively monitor our employees to ensure they are following the best practices in defensive driving, which in turn, should create a safer environment for our employees and the people in the markets we serve, along with mitigating our insurance costs.

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

We are subject to numerous federal, state, local and foreign laws, rules and regulations as well as industry standards and regulations regarding privacy, information security, data and consumer protection (including with respect to personally identifiable information), among other things. Many of these laws and industry standards and regulations are still evolving and changes in the nature of the data that we collect, purchase and utilize, and the ways that data is permitted to be collected, stored, used and/or shared (including with respect to artificial intelligence, machine learning and automated processing) may negatively impact the way that we are able to conduct business, particularly our digital display platform. Additionally, no cybersecurity measures are impenetrable, and if a cybersecurity incident occurs, we could lose competitively sensitive proprietary business information, disclose personally identifiable information, and/or suffer significant disruptions to our business operations, particularly our digital advertising displays, which could result in, among other things, regulatory investigations, legal proceedings and/or remedial actions relating to our cybersecurity measures. See “Item 1A. Risk Factors—Risks Related to Our Business and Operations—Changes in regulations and consumer concerns regarding privacy, information security and data, or any failure or perceived failure to comply with these regulations or our internal policies, could negatively impact our business” and “Item 1A. Risk Factors—Risks Related to Our Business and Operations—If we experience a cybersecurity incident, we may suffer reputational harm and significant legal and financial exposure.”

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

Investments in Securities of or Interests in Persons Primarily Engaged in Real Estate Activities and Other Issuers. We have and may in the future invest in securities or interests of other issuers, including REITs and entities engaged in real estate activities, directly or in connection with joint ventures or in connection with other strategic transactions. We have not and do not currently anticipate investing in securities of other issuers for the purpose of exercising control over such entities, acquiring any investments primarily for sale in the ordinary course of business, or holding any investments with a view to making short-term gains from their sale, but we may engage in these activities in the future. Since we must comply with various requirements under the Code in order to maintain our qualification to be taxed as a REIT, our ability to engage in certain investments and acquisitions may be limited. See “Item 1A. Risk Factors—Risks Related to Our Corporate and REIT Structure.”

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

Financing and Leverage Policy

We may, when appropriate, employ leverage and use debt as a means to finance growth in our business, refinance existing debt, to provide additional funds to distribute to stockholders, and/or for corporate purposes. The Company, along with Outfront Media Capital LLC (“Finance LLC”) and Outfront Media Capital Corporation (“Finance Corp.” and together with Finance LLC, the “Borrowers”) and other guarantor subsidiaries party thereto, are parties to a credit agreement, dated as of January 31, 2014 (as amended, restated, amended and restated, supplemented or otherwise modified, the “Credit Agreement”), pursuant to which the Borrowers may borrow funds under a $500.0 million revolving credit facility, which matures in 2028 (the “Revolving Credit Facility”) and have incurred outstanding indebtedness of $600.0 million under a term loan due in 2026 (the “Term Loan,” together with the Revolving Credit Facility, the “Senior Credit Facilities”). Since 2014, the Borrowers have also been parties to agreements governing our standalone letter of credit facilities. As of December 31, 2023, we had issued letters of credit totaling approximately $75.6 million under our aggregate $81.0 million standalone letter of credit facilities. Additionally, since 2014, the Borrowers have issued senior notes in several private placement transactions and redeemed certain of these senior notes. As of December 31, 2023, of the senior notes issued by the Borrowers, $650.0 million aggregate principal amount of 5.000% Senior Unsecured Notes due 2027 (the “2027 Notes”), $500.0 million aggregate principal amount of 4.250% Senior Unsecured Notes due 2029 (the “2029 Notes”), $500.0 million aggregate principal amount of 4.625% Senior Unsecured Notes due 2030 (the “2030 Notes”) and $450.0 million aggregate principal amount of 7.375% Senior Secured Notes due 2031 (the “2031 Notes” and collectively with the 2027 Notes, the 2029 Notes and the 2030 Notes, the “Notes”) remain outstanding. In addition, as of December 31, 2023, we have a $150.0 million revolving accounts receivable securitization facility (the “AR Facility”), which terminates in 2025, unless further extended. We have, and from time to time we may, draw funds from the Revolving Credit Facility and/or the AR Facility or other credit facilities that we may establish for specific or general corporate purposes, subject to borrowing capacities available under these facilities. For more information, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

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

We derive our revenues from providing advertising space to customers on out-of-home advertising structures and sites. A decline in the economic prospects of advertisers, the economy in general or the economy of any individual geographic market or industry, particularly a market or industry in which we conduct substantial business and derive a significant portion of our revenues, such as the New York and Los Angeles metropolitan areas, and the entertainment, retail and health/medical industries, could alter current or prospective advertisers’ spending priorities. See “Item 1. Business—Our Portfolio of Outdoor Advertising Structures and Sites.” In addition, disasters, acts of terrorism, disease outbreaks and pandemics (such as the COVID-19 pandemic), hostilities, wars, political uncertainty, extraordinary weather events (such as hurricanes), power outages, technological changes and shifts in market demographics and transportation patterns (including reductions in foot traffic, roadway traffic, commuting, transit ridership and overall target audiences due to remote work, safety concerns or otherwise) caused by the foregoing or otherwise, could interrupt our ability to build, deploy, and/or display advertising on, advertising structures and sites, and/or lead to a reduction in economic certainty and advertising expenditures. Any reduction in advertising expenditures could adversely affect our business, financial condition or results of operations. Further, advertising expenditure patterns may be impacted by any of these factors; for example, advertisers’ expenditures may be made with less advance notice and may become difficult to forecast from period to period. We are also experiencing the economic effects of the current heightened levels of inflation on our income and expenses, particularly with respect to our posting, maintenance and other expenses, some of our corporate expenses, and our interest expense. Though we cannot reasonably estimate the full impact of the current heightened levels of inflation on our business, financial condition and results of operations at this time, a portion of these increases may be partially offset by increases in advertising rates on our displays and cost efficiencies. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

In addition, pandemics could impact the global economy and our business if we (i) experience a complete or partial shutdown of our ability to operate safely and securely, (ii) lose major customers and/or key personnel, (iii) experience significant disruptions (including inflationary price increases) with respect to our manufacturers, suppliers and related logistics that may prevent us from fulfilling our contractual obligations to our counterparties, (iv) fail to satisfy our contractual obligations and/or need to seek relief from our contractual obligations that we may be unable to receive from our counterparties, (v) fail to realize the benefits of any cost savings initiatives such as suspending, deferring and/or reducing capital expenditures and other expenses, (vi) experience impairment charges, (vii) experience a cybersecurity incident, and (viii) have difficulties accessing the capital markets and/or obtaining or incurring debt financing on reasonable pricing or other terms or at all, any of which could have a material adverse effect on our business, financial condition and results of operations. See “Our business is sensitive to a decline in advertising expenditures, general economic conditions and other external events beyond our control,” “—Operating our digital display platform may be more difficult, costly or time consuming than expected and the anticipated benefits may not be fully realized,” and “—The terms of the agreements governing our indebtedness restrict our current and future operations, particularly our ability to incur debt that we may need to fund initiatives in response to changes in our business, the industries in which we operate, the economy and governmental regulations.”

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

Operating our digital display platform may be more difficult, costly or time consuming than expected and the anticipated benefits may not be fully realized.

The success of the digital display platform we provide to our customers and partners (including the MTA) through deployment and maintenance of digital advertising displays, enhancements to our digital advertising displays, and the use of programmatic and direct sale advertising platform technologies, and the realization of any anticipated benefits, will depend, in part, on our ability to execute and demonstrate the value-added capabilities of our digital display platform to our customers and partners, and our ability to deliver these products in a timely manner in satisfaction of our contractual obligations. If we fail to satisfy our contractual obligations and any such failures cannot be resolved, and/or the digital display platform that we provide to our customers and partners do not meet their expectations or are found to be defective, or if we are unable to realize the anticipated benefits of these products due to reduced market demand for these products or digital advertising generally (including as a result of reduced transit ridership due to remote work, safety concerns or otherwise), then we may incur financial liability, which could have an adverse effect on our business, financial condition and results of operation.

Operating our digital display platform for our transit franchise partners in satisfaction of our contractual obligations requires us to incur significant costs, which we may not be able to recover from our customer sales or transit franchise partners. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.” Any costs currently anticipated may significantly increase if we incur cost overruns due to (i) technical difficulties; (ii) the increased costs of data, digital displays, materials and labor; (iii) suspensions or delays in installation and/or construction caused by us, our subcontractors, our transit franchise partners or due to external events beyond anyone’s control or otherwise; (iv) insurance, bonding and litigation expenses; or (v) other factors beyond our control, which could have an adverse effect on our business, financial condition and results of operations, including cash flow timing and negative publicity. We may utilize third-party financing to fund these costs, which could subject the Company to additional costs, liabilities and risks. See —“Despite our substantial indebtedness level, we and our subsidiaries may be able to incur substantially more indebtedness, including secured indebtedness. This could further exacerbate the risks to our financial condition described above.” In addition, if we are not able to recover these costs from our customer sales or transit franchise partners, we could suffer impairment charges. For example, in 2023, we suffered impairment charges in connection with our agreements with our transit franchise partners, primarily our agreement with the MTA . See “—We could suffer losses due to impairment in the carrying value of our long-lived assets and goodwill.”

Further, we rely on third parties to manufacture, transport and install digital displays, and provide programmatic and direct sale advertising platform technologies for our display inventory, and if we are not able to engage third parties on reasonable pricing or other terms due to insufficient capacity or plant closures of a particular manufacturer, market-wide supply shortages, labor shortages, logistics disruptions, software issues, inflationary price increases or otherwise, or if the third parties that we do engage fail to meet their obligations to us, whether due to external events beyond anyone’s control or otherwise, we may be unable to operate our digital display platform in an effective manner or at all, and may fail to satisfy our contractual obligations, which could have an adverse effect on our business, financial condition and results of operations.

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

Restrictions on outdoor advertising of certain products, services or other content are or may be imposed by federal, state and local laws and regulations, as well as contracts with municipalities and transit franchise partners. For example, certain classes and types of tobacco products have been effectively banned from outdoor advertising in all of the jurisdictions in which we currently do business. In addition, state and local governments in some cases limit outdoor advertising of alcohol, which represented 3% of our U.S. Media segment revenues in 2023, 3% in 2022 and 4% in 2021. Further, certain municipalities and transit franchise partners limit issue-based outdoor advertising. Content-based restrictions could cause a reduction in our revenues from leasing advertising space on outdoor advertising displays that display such advertisements and a simultaneous increase in the available space on the existing inventory of displays in the outdoor advertising industry, which could have an adverse effect on our business, financial condition and results of operations.

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

We face diverse risks in our Canadian business, including risks related to the sale of our Canadian business, which could adversely affect our business, financial condition and results of operations.

Our Canadian business contributed approximately $92.1 million to total revenues in 2023, approximately $91.9 million to total revenues in 2022 and approximately $78.3 million to total revenues in 2021. Inherent risks in our Canadian business activities could decrease our Canadian sales and have an adverse effect on our business, financial condition and results of operations. These risks include potentially unfavorable Canadian economic conditions, political conditions or national priorities, Canadian government regulation and changes in such regulation, violations of applicable anti-corruption laws or regulations, potential expropriation of assets by the Canadian government, the failure to bridge cultural differences and limited or prohibited access to our Canadian operations and the support they provide. We may also have difficulty repatriating profits or be adversely affected by exchange rate fluctuations in our Canadian business.

On October 22, 2023, we entered into the Share Purchase Agreement relating to the sale of the Canadian Business in the Transaction. See “Part I, Item 1. Business—Acquisition and Disposition Activity.” Consummating the Transaction may be more difficult, costly, or time consuming for us and our management than expected and the anticipated benefits of the Transaction may not be fully realized. In addition, the Transaction parties may be unable to satisfy closing conditions, including necessary regulatory approval for the Transaction (or obtaining regulatory approval for the Transaction subject to conditions that are not anticipated), which could delay or cause the parties to abandon or terminate the Transaction. See “—Acquisitions and other strategic transactions that we may pursue could have a negative effect on our results of operations.”

If we experience a cybersecurity incident, we may suffer reputational harm and significant legal and financial exposure.

Although we have implemented physical and logical cybersecurity measures and processes, along with crisis management procedures, designed to protect against the loss, misuse and alteration of our websites, digital assets and proprietary business information as well as consumer, business partner and advertiser personally identifiable information, no cybersecurity measures are impenetrable and we have experienced and remain subject to attempts to access our networks and assets by unauthorized parties. See “Item 1C. Cybersecurity.” Further, because techniques used to obtain unauthorized access and degrade or disable systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. A cybersecurity incident could occur due to the acts or omissions of third parties (including third parties with which we do business), employee error, malfeasance, fraud, system errors or vulnerabilities, or otherwise. An increase in the number of our employees and third parties with which we do business working remotely may increase the risk of a cybersecurity incident, which has required us to modify our physical and logical cybersecurity measures. If a cybersecurity incident occurs, we could lose competitively sensitive proprietary business information, disclose personally identifiable information, and/or suffer significant disruptions to our business operations, particularly our digital advertising displays. In addition, the public perception of the effectiveness of our cybersecurity measures, products and/or services could be harmed as well as our overall reputation, which could put us at a competitive disadvantage. Accordingly, if we or third parties with which we do business were to suffer a cybersecurity incident, we could suffer significant legal and financial exposure in connection with our failure to satisfy certain contractual obligations, a loss of business partners and advertisers, regulatory investigations, legal proceedings and/or remedial actions relating to our cybersecurity measures, which could have an adverse effect on our business, financial condition and results of operation. Although we possess cybersecurity insurance, any financial liabilities arising from a cybersecurity incident may not be sufficiently covered by our insurance.

Changes in regulations and consumer concerns regarding privacy, information security and data, or any failure or perceived failure to comply with these regulations or our internal policies, could negatively impact our business.

We collect, purchase and utilize demographic and other information from and about consumers, business partners, advertisers and website users. We are subject to numerous federal, state, local and foreign laws, rules and regulations as well as industry standards and regulations regarding privacy, information security, data and consumer protection (including with respect to personally identifiable information), among other things. Many of these laws and industry standards and regulations are still evolving and changes in the nature of the data that we collect, purchase and utilize, and the ways that data is permitted to be collected, stored, used and/or shared (including with respect to artificial intelligence, machine learning and automated processing) may negatively impact the way that we are able to conduct business, particularly our digital display platform. In addition, changes in consumer expectations and demands regarding privacy, information security and data may result in further restrictions on the nature of the data that we collect, purchase and utilize, and the ways we derive economic value from this data, which may limit our ability to offer targeted advertising opportunities to our business partners and advertisers. Although we monitor regulatory changes and have implemented internal policies and procedures designed to comply with all applicable laws, rules, industry standards and regulations, any failure or perceived failure by us to comply with applicable regulatory requirements or our internal policies related to privacy, information security, data and/or consumer protection could result in a loss of confidence, a loss of goodwill, damage to our brand, loss of business partners and advertisers, substantial remediation and compliance costs, adverse regulatory proceedings and/or civil litigation, which could negatively impact our business.

We could suffer losses due to impairment in the carrying value of our long-lived assets and goodwill.

A significant portion of our assets are long-lived assets and goodwill. We test our long-lived assets for impairment whenever there is an indication that the carrying amount of the asset may not be recoverable. If business conditions or other factors cause our results of operations and/or cash flows to decline, we may be required to record a non-cash asset impairment charge. We test goodwill for impairment during the fourth quarter of each year and between annual tests if events or circumstances require an interim impairment assessment. A downward revision in the estimated fair value of a reporting unit could result in a non-cash goodwill impairment charge. For example, as a result of the impairment analysis performed during the second quarter of 2023, we determined that the carrying value of our U.S. Transit and Other reporting unit exceeded its fair value and we recorded an impairment charge of $47.6 million. During the second quarter of 2023, we also performed an analysis of the carrying value of our long-lived asset groups within our U.S. Transit and Other reporting unit utilizing undiscounted cash flows compared to the carrying value of the asset groups and determined that they were not fully recoverable. We then compared the fair value of the assets (calculated using a cash flow model) to the carrying value and we recorded an impairment charge of $463.5 million, primarily representing a $443.1 million impairment charge related to our MTA asset group. As a result of our continued expectation of negative aggregate cash flows related to our MTA asset group, we recorded additional impairment charges of $12.1 million in the third quarter of 2023, representing additional MTA equipment deployment cost spending during the third quarter of 2023, and $11.2 million in the fourth quarter of 2023, $11.0 million of which represents additional MTA equipment deployment cost spending during the fourth quarter of 2023. Any such impairment charges could have a material adverse effect on our reported net income, operating income and our stock price. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies.”

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

Many governments, regulators, investors, employees, customers and other stakeholders are increasingly focused on environmental, social and governance considerations relating to businesses, including climate change and greenhouse gas emissions, human capital and diversity, equity and inclusion. We make statements about our environmental, social and governance goals and initiatives through information provided on our website, press statements and other communications, including our proxy statement. Responding to these environmental, social and governance considerations and implementation of these goals and initiatives involves risks and uncertainties and requires ongoing investments. The success of our goals and initiatives may be impacted by factors that are outside our control. In addition, some stakeholders may disagree with our goals and initiatives and the focus and views of stakeholders may change and evolve over time and vary by the jurisdictions in which we operate. Any failure, or perceived failure, by us to achieve our goals, further our initiatives, adhere to our public statements, comply with federal, state, local or international environmental, social and governance laws and regulations, or meet evolving and varied stakeholder expectations and views could have an adverse effect on our business, financial condition, results of operations and stock price.

Risks Related to Our Indebtedness

We have substantial indebtedness that could adversely affect our financial condition.

As of December 31, 2023, we had total indebtedness of approximately $2.8 billion (consisting of the Term Loan, the Notes and the AR Facility with outstanding aggregate principal balances of $600.0 million, $2.1 billion and $65.0 million, respectively), undrawn commitments under the Revolving Credit Facility of $500.0 million, excluding $6.5 million of letters of credit issued against the Revolving Credit Facility, and $85.0 million borrowing capacity remaining under the AR Facility. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

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

A breach of the covenants under the Credit Agreement or the indentures governing the Notes, as well as a breach of the covenants under the agreements governing the AR Facility, including the inability to repay any amounts due and payable, could result in an event of default or termination event under the applicable agreement. Such a default or termination event would allow the lenders under the Senior Credit Facilities, the Purchasers (as defined below) under the AR Facility and the holders of the Notes to accelerate the repayment of such debt and may result in the acceleration of the repayment of any other debt to which a cross-acceleration or cross-default provision applies. In the event our creditors accelerate the repayment of our borrowings, we and our subsidiaries may not have sufficient assets to repay that indebtedness. An event of default or termination event under the Credit Agreement, the indenture and related agreements governing the 2031 Notes, and the agreements governing the AR Facility would also permit the applicable lenders, holders of the 2031 Notes, Purchasers and any other secured creditors to proceed against the collateral that secures such indebtedness, and, with respect to the Credit Agreement and AR Facility, terminate all other commitments to extend additional credit to us. Any of these events could have an adverse effect on our business, financial condition and results of operations.

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

Borrowings under the Senior Credit Facilities and the AR Facility are at variable rates of interest and expose us to interest rate risk. If interest rates increase, as we are experiencing with the current heightened levels of inflation, our debt service obligations on the variable rate indebtedness will increase even though the amount borrowed remains the same, and our net income and cash flows will correspondingly decrease. At our level of indebtedness, as of December 31, 2023, each 1/4% change in interest rates on our variable rate Term Loan and AR Facility would have resulted in a $1.5 million and $0.2 million, respectively, change in annual estimated interest expense. Our aggregate annual estimated interest expense will increase if we make any borrowings under our Revolving Credit Facility. We have, and may in the future, enter into interest rate swaps that involve the exchange of floating for fixed rate interest payments in order to reduce future interest rate volatility. However, we may not elect to maintain such interest rate swaps with respect to any of our variable rate indebtedness, and any swaps we enter into may not fully mitigate our interest rate risk.

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

On April 20, 2020, we issued and sold an aggregate of 400,000 shares of Series A Preferred Stock (as defined and described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Equity—Series A Preferred Stock Issuance”). Holders of the Series A Preferred Stock are entitled to a cumulative dividend accruing at the initial rate of 7.0% per year, payable quarterly in arrears. The Series A Preferred Stock ranks senior to our common stock with respect to dividend rights and rights on the distribution of assets on any voluntary or involuntary liquidation, dissolution or winding up of our affairs. The Series A Preferred Stock is convertible at the option of any holder at any time into shares of our common stock at an initial conversion price of $16.00 per share and an initial conversion rate of 62.50 shares of our common stock per share of Series A Preferred Stock, subject to certain anti-dilution adjustments. On March 1, 2022, 275,000 shares of Series A Preferred Stock were converted into approximately 17.4 million shares of the Company’s common stock. As of December 31, 2023, the maximum number of shares of common stock that could be required to be issued on conversion of the outstanding shares of Series A Preferred Stock was approximately 7.8 million shares. In general, holders of shares of Series A Preferred Stock have the right to vote on matters submitted to a vote of the holders of common stock (voting together as one class) on an as-converted basis. In addition, certain actions require the approval of the holders of the outstanding Series A Preferred Stock. Further, our REIT distribution requirement may be satisfied by making distributions to our common stockholders, our preferred stockholders (including holders of Series A Preferred Stock) or a combination of our stockholders. See “—REIT distribution requirements could adversely affect our ability to execute our business plan.” Circumstances may occur in which the interests of holders of the Series A Preferred Stock could conflict with the interests of our other common stockholders.

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

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

The Company maintains a comprehensive information security and cybersecurity program (the “Cybersecurity Program”) guided by established best practice and tailored to the Company’s business needs. The Cybersecurity Program is an extension of the Company’s enterprise risk management program that seeks to identify and manage risks throughout the Company by having its Chief Financial Officer meet with members of each of the Company’s various departments annually to solicit feedback regarding risks affecting the Company, which is then reported to the audit committee of our board of directors.

Under the Cybersecurity Program, systems and networks under Company control are monitored for anomalies using various security tools that identify potential cybersecurity threats and alert the Company’s internal cybersecurity team to suspicious activity. If a potential cybersecurity incident is identified, it is investigated by the Company’s internal cybersecurity team (including the Company’s Chief Information Security Officer (the “CISO”)) to assess whether a cybersecurity incident has occurred, its severity and the risk involved, in accordance with internal processes and procedures and the Company’s incident response plan. The CISO is responsible for management of these cybersecurity processes, and reports to the Company’s Chief Information Officer (the “CIO”). The CISO and CIO will receive input from, and coordinate with, the Company’s Chief Privacy Officer (the “CPO”), as necessary. If a cybersecurity incident is discovered, it must be reported by the CIO and the CISO to the Company’s senior management, including the Company’s Chief Financial Officer and the Company’s General Counsel for further assessment regarding scope, mitigation, remediation and disclosure obligations, as applicable. The audit committee of our board of directors oversees the Company’s information security and cybersecurity risks, compliance and protections, and receives quarterly cybersecurity updates from the CISO and CIO (with input from the CPO, as appropriate) and results of the Company’s incident response plan testing at least annually.

The Cybersecurity Program team members, including the CISO and the CIO, have extensive work experience in cybersecurity, information technology engineering and the media and advertising industries, with some members holding degrees in cybersecurity and professional certifications in cybersecurity. The Cybersecurity Program team members are subject to ongoing employee trainings in cybersecurity procedures.

We perform regular third-party assessments of the Cybersecurity Program, and retain specialized third-party forensics experts for escalation of certain cybersecurity incidents. In addition, we have processes, including formal security reviews and suspicious activity monitoring, to assess cybersecurity risks associated with our use of third-party service providers.

To date, we have not identified any cybersecurity threats, including as a result of any previous cybersecurity incidents, that have materially affected or are reasonably likely to materially affect the Company, including our business strategy, results of operations or financial condition. For additional information about our cybersecurity risks, see “Item 1A. Risk Factors—If we experience a cybersecurity incident, we may suffer reputational harm and significant legal and financial exposure.”

Item 2. Properties.

Our principal executive offices, which we lease, are located at 90 Park Avenue, 9th Floor, New York, NY 10016. We and our subsidiaries also own and lease office and warehouse space throughout the U.S. and Canada. We consider our properties adequate for our present needs, and adequately covered by insurance.

In the U.S. and Canada, we primarily lease our outdoor advertising sites, but, in a few cases, we own or hold permanent easements on our outdoor advertising sites. These lease agreements have terms varying between one month and multiple years, with an average term of 8 years, and usually provide renewal options. Our lease agreements generally allow us to use the land for the construction, repair and relocation of outdoor advertising structures, including all rights necessary to access and maintain the site. Approximately 71% of our outdoor advertising site leases will expire or be subject to renewal in the next 5 years, 20% will expire or be subject to renewal in 6 to 10 years and 9% will expire or be subject to renewal in more than 10 years. There is no significant concentration of outdoor advertising sites under any one lease or with any one landlord. An important part of our business activity is to manage our lease portfolio and negotiate suitable lease renewals and extensions. For further information regarding our outdoor advertising sites and structures, see “Item 1. Business—Our Portfolio of Outdoor Advertising Structures and Sites” and “Item 1. Business—Renovation, Improvement and Development.”

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

Holders

As of February 21, 2024, we had 149 holders of record of our common stock.

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

We anticipate that our distributions generally will be taxable as ordinary income to our stockholders, although we may designate a portion of the distributions as qualified dividend income or capital gain dividends or a portion of the distributions may constitute a return of capital or be taxable as capital gain. We furnish annually to each of our stockholders a statement setting forth distributions paid during the preceding year and their characterization as ordinary income dividends, return of capital, qualified dividends, income or capital gain dividends or non-dividend distributions. Approximately 84.3% of the dividends we distributed in 2023 should be considered ordinary income by our stockholders for tax purposes, approximately 6.9% should be considered a capital gain, and approximately 8.8% should be considered a return of capital. The capital gain distribution is subject to certain recapture provisions for both individual and corporate shareholders.

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

The performance graph assumes $100 invested on December 31, 2018, in OUTFRONT Media Inc.’s common stock, Lamar Advertising Company’s common stock, Clear Channel Outdoor Holdings, Inc.’s common stock, the S&P 500, the S&P 500 Media Industry Index, and the FTSE NAREIT All Equity REITs Index, including the reinvestment of dividends, through the calendar year ended December 31, 2023.

Performance Graph

$220
$200
$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
12/31/18
12/31/19
12/31/20
12/31/21
12/31/22
12/31/23
OUTFRONT Media Inc.
Lamar Advertising Company
Clear Channel Outdoor Holdings, Inc.
S&P 500
S&P 500 Media Industry Index
FTSE NAREIT All Equity REITs Index

	Dec. 31, 2018	Dec. 31, 2019	Dec. 31, 2020	Dec. 31, 2021	Dec. 31, 2022	Dec. 31, 2023
OUTFRONT Media Inc.	$100.00	$156.78	$116.08	$160.44	$105.24	$96.83
Lamar Advertising Company	100.00	135.29	130.64	197.66	162.13	192.28
Clear Channel Outdoor Holdings, Inc.	100.00	55.11	31.79	63.78	20.23	35.07
S&P 500	100.00	131.49	155.68	200.37	164.08	207.21
S&P 500 Media Industry Index(a)	100.00	134.98	155.65	156.18	109.34	131.76
FTSE NAREIT All Equity REITs Index	100.00	128.66	122.07	172.49	129.45	144.16

(a)As of December 31, 2023, the S&P 500 Media Industry Index consists of the following companies: Charter Communications, Inc.; Comcast Corporation; Fox Corporation; Interpublic Group of Companies Inc.; News Corporation; Omnicom Group Inc; and Paramount Global.

Unregistered Sales of Equity Securities

None.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with our historical consolidated financial statements and the notes thereto in “Item 8. Financial Statements and Supplementary Data.” This MD&A contains forward-looking statements that involve numerous risks and uncertainties. The forward-looking statements are subject to a number of important factors, including, but not limited to, those factors discussed in “Item 1A. Risk Factors” and the “Cautionary Statement Regarding Forward-Looking Statements” section of this Annual Report on Form 10-K, that could cause our actual results to differ materially from the results described herein or implied by such forward-looking statements. Management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2022, as compared to the year ended December 31, 2021, is included in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the Securities and Exchange Commission (the “SEC“) on February 23, 2023.

Overview

OUTFRONT Media is a real estate investment trust (“REIT”), which provides advertising space (“displays”) on out-of-home advertising structures and sites in the United States (the “U.S.”) and Canada. We currently manage our operations through two operating segments—U.S. Billboard and Transit, which is included in our U.S. Media reportable segment, and International. International does not meet the criteria to be a reportable segment and accordingly, is included in Other (see Item 8., Note 18. Segment Information to the Consolidated Financial Statements).

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

On October 22, 2023, the Company, Outfront Canada HoldCo 2 LLC, a wholly-owned subsidiary of the Company, and Outfront Canada Sub LLC, a wholly-owned subsidiary of the Company (together, the “Selling Subsidiaries”), entered into a Share Purchase Agreement (the “Share Purchase Agreement”) with Bell Media Inc. (the “Buyer”), relating to the sale of the Company’s outdoor advertising business in Canada (the “Canadian Business”). Pursuant to the Share Purchase Agreement, the Selling Subsidiaries agreed to sell all of its (and its affiliates) equity interests in Outdoor Systems Americas ULC and its subsidiaries (the “Transaction”), which hold all of the assets of the Canadian Business, to the Buyer, for C$410.0 million in cash, payable on the date of the consummation of the Transaction (the “Closing”). The purchase price is subject to (i) adjustments at and following the Closing for working capital, cash, indebtedness, capital expenditures and transaction expenses, and (ii) a holdback to be released at or following the Closing, in whole or in part, if certain third-party contracts are renewed or extended on certain terms. The consummation of the Transaction is expected to occur in the first half of 2024, subject to certain closing conditions, including, among others, (i) the absence of any enacted or pending law, order, judgment or litigation by a governmental authority prohibiting the consummation of the Transaction, and (ii) receipt of antitrust approval in Canada (the

“Antitrust Approval”). (See Item 8., Note 12. Acquisitions and Dispositions: Disposition: Canadian Business to the Consolidated Financial Statements.)

Economic Environment

Our revenues and operating results are sensitive to fluctuations in advertising expenditures, general economic conditions and other external events beyond our control, such as supply chain disruptions, heightened levels of inflation, pandemics like the COVID-19 pandemic, industry shutdowns or slowdowns (including due to labor strikes), and shifts in market demographics and transportation patterns (including reductions in foot traffic, roadway traffic, commuting, transit ridership and overall target audiences due to remote work, safety concerns or otherwise), as described in this MD&A. These sensitivities may adversely impact our revenues and operating results on a consolidated basis and/or may have a disproportionate adverse impact on one or more of our operating segments, especially our U.S. Transit operating segment.

We rely on third parties to manufacture and transport our digital displays. As a result of the current market-wide supply shortages and logistics disruptions, we have experienced delays and price increases with respect to certain of our digital displays, which may continue throughout 2024, and could have an adverse effect on our business, financial condition and results of operations.

Due to the current heightened levels of inflation and commodity prices in the U.S. and abroad, which has resulted in rising interest rates, we have experienced increases with respect to some of our posting, maintenance and other expenses, some of our corporate expenses, and our interest expense, which could have an adverse effect on our business, financial condition and results of operations. Our billboard property lease expenses and transit franchise expenses have been less impacted by the current heightened levels of inflation due to the long-term nature of most of our operating leases and transit franchise agreements. However, our transit franchise agreements that contain inflationary price adjustments may cause increases in our transit franchise expenses in the near-term. Though the Company cannot reasonably estimate the full impact of the current heightened levels of inflation on our business, financial condition and results of operations at this time, a portion of these increases may be partially offset by increases in advertising rates on our displays and cost efficiencies.

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

Increasing the number of digital displays in our prime audience locations is an important element of our organic growth strategy, as digital displays have the potential to attract additional business from both new and existing customers. We believe digital displays are attractive to our customers because they allow for the development of richer and more visually engaging messages, provide our customers with the flexibility both to target audiences by time of day and to quickly launch new advertising campaigns, and eliminate or greatly reduce print production and installation costs. In addition, digital displays enable us to run multiple advertisements on each display. Digital billboard displays generate approximately four to five times more revenue per display on average than comparable traditional static billboard displays. Digital billboard displays also incur, on average, approximately two to four times more costs, including higher variable costs associated with the increase in revenue than comparable traditional static billboard displays. As a result, digital billboard displays generate higher profits and cash flows than comparable traditional static billboard displays.

We have deployed state-of-the-art digital transit displays in connection with several transit franchises we operate and we expect to continue these deployments over the coming years, but at a slower pace than our historical deployments. We believe revenues generated on our network of digital transit displays will be higher than revenues generated on a comparable portfolio of our static transit displays.

We have incurred, and we intend to incur, significant equipment deployment costs and capital expenditures in the coming years to continue increasing the number of digital displays in our portfolio. However, we expect our annual equipment deployment cost spending with respect to the New York Metropolitan Transportation Authority (the “MTA”) transit franchise will decline after our expected material completion of our initial deployment in 2024.

We built or converted 84 new digital billboard displays in the U.S. and 45 in Canada in 2023. Additionally, in 2023, we entered into marketing arrangements to sell advertising on 46 third-party digital billboard displays in the U.S. and two in Canada. In 2023, we built, converted or replaced 5,624 digital transit and other displays in the U.S. and 23 in Canada. The following table sets forth information regarding our digital displays.

	Digital Revenues (in millions) for the Year Ended December 31, 2023			Number of Digital Displays as of December 31, 2023(a)
Location	Digital Billboard	Digital Transit and Other	Total Digital Revenues	Digital Billboard Displays	Digital Transit and Other Displays	Total Digital Displays
United States	$409.5	$143.7	$553.2	1,874	21,593	23,467
Canada	32.2	2.9	35.1	317	101	418
Total	$441.7	$146.6	$588.3	2,191	21,694	23,885
(a)Digital display amounts include 4,980 displays reserved for transit agency use. Our number of digital displays is impacted by acquisitions, dispositions, management agreements, the net effect of new and lost billboards, and the net effect of won and lost franchises in the period.

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

We have a diversified base of customers across various industries. During 2023, our largest categories of advertisers were entertainment, retail and health/medical, which represented 20%, 11%, and 9% of our total U.S. Media segment revenues, respectively. During 2022, our largest categories of advertisers were entertainment, retail and health/medical, which represented 20%, 11% and 9% of our total U.S. Media segment revenues, respectively.

Our large-scale portfolio allows our customers to reach a national audience and also provides the flexibility to tailor campaigns to specific regions or markets. In 2023, we generated approximately 42% of our U.S. Media segment revenues from national advertising campaigns, compared to approximately 44% in 2022.

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

	Year Ended December 31,
(in millions, except percentages)	2023	2022	% Change
Revenues	$1,820.6	$1,772.1	3%
Organic revenues(a)(b)	1,805.4	1,757.9	3
Operating income (loss)	(258.4)	287.7	*
Adjusted OIBDA(b)	451.0	472.4	(5)
Adjusted OIBDA(b) margin	25%	27%
Net income (loss) attributable to OUTFRONT Media Inc.	(430.4)	147.9	*
Funds from operations (“FFO”)(b) attributable to OUTFRONT Media Inc.	130.0	325.2	(60)
Adjusted FFO (“AFFO”)(b) attributable to OUTFRONT Media Inc.	270.6	311.3	(13)
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

	Year Ended December 31,		% Change
(in millions, except percentages)	2023	2022
Revenues:
Billboard	$1,444.9	$1,384.7	4%
Transit and other	375.7	387.4	(3)
Total revenues	1,820.6	1,772.1	3

Organic revenues(a):
Billboard	$1,429.7	$1,371.0	4
Transit and other	375.7	386.9	(3)
Total organic revenues(a)	1,805.4	1,757.9	3
Non-organic revenues:
Billboard	15.2	13.7	11
Transit and other	—	0.5	*
Total non-organic revenues	15.2	14.2	7
Total revenues	$1,820.6	$1,772.1	3
*Calculation is not meaningful.
(a)Organic revenues exclude revenues associated with a significant acquisition and the impact of foreign currency exchange rates (“non-organic revenues”).

Total revenues increased $48.5 million, or 3%, and organic revenues increased $47.5 million, or 3%, in 2023 compared to 2022.

In 2023 and 2022, non-organic revenues reflect the impact of a significant acquisition. In 2022, non-organic revenues also reflect the impact of foreign currency exchange rates.

Total billboard revenues increased $60.2 million, or 4%, in 2023 compared to 2022, primarily due to an increase in average revenue per display (yield), driven by the impact of programmatic and direct sale advertising platforms on digital billboard revenues, the impact of new and lost billboards in the period, including acquisitions, and higher proceeds from condemnations.

Organic billboard revenues increased $58.7 million, or 4%, in 2023 compared to 2022, primarily due to an increase in average revenue per display (yield), driven by the impact of programmatic and direct sale advertising platforms on digital billboard revenues, the impact of new and lost billboards in the period, including insignificant acquisitions, and higher proceeds from condemnations.

Total transit and other revenues decreased $11.7 million, or 3%, in 2023 compared to 2022, primarily due to a decrease in average revenue per display (yield), driven by weaker market conditions in national advertising, which primarily impacted advertising sales on certain above-ground advertising displays, partially offset by the impact of a new transit franchise contract.

Organic transit and other revenues in 2023 decreased $11.2 million, or 3%, compared to 2022, primarily due to a decrease in average revenue per display (yield), driven by weaker market conditions in national advertising, which primarily impacted advertising sales on certain above-ground advertising displays, partially offset by the impact of a new transit franchise contract.

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

Expenses

	Year Ended December 31,		% Change
(in millions, except percentages)	2023	2022
Expenses:
Operating	$968.3	$911.4	6%
Selling, general and administrative	429.7	422.1	2
Net (gain) loss on dispositions	(14.2)	0.2	*
Impairment charges	534.7	—	*
Depreciation	79.3	77.4	2
Amortization	81.2	73.3	11
Total expenses	$2,079.0	$1,484.4	40
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

	Year Ended December 31,		% Change
(in millions, except percentages)	2023	2022
Operating expenses:
Billboard property lease	$504.9	$454.7	11%
Transit franchise	240.3	235.3	2
Posting, maintenance and other	223.1	221.4	1
Total operating expenses	$968.3	$911.4	6

Billboard property lease expenses represented 35% of billboard revenues in 2023 and 33% in 2022. The increase in billboard property lease expenses as a percentage of billboard revenues in 2023 compared to 2022 is primarily due to an increase in variable billboard property lease expenses (see Item 8., Note 5. Leases to the Consolidated Financial Statements), which are primarily attributable to billboard revenue increases in large markets and high profile locations, an out-of-period adjustment of $5.2 million recorded in 2023, related to variable billboard property lease expenses (see Item 8., Note 1. Description of Business and Basis of Presentation to the Consolidated Financial Statements), and the impact of new locations, including through acquisitions.

Transit franchise expenses represented 71% of transit display revenues in 2023 and 67% in 2022. The increase in transit franchise expenses, as a percentage of revenues, is primarily driven by higher guaranteed minimum annual payments to the MTA. We expect transit franchise expenses, as a percentage of transit display revenues, to decline in 2024 compared to 2023, but remain above pre-COVID-19 pandemic levels, as a result of our expectation that revenues generated under the MTA Agreement (as defined below) in 2024 will grow at a compound annual growth rate above the inflation-adjusted guaranteed minimum annual payments to the MTA.

Billboard property lease and transit franchise expenses increased by $55.2 million in 2023 compared to 2022, primarily due to higher variable billboard property lease expenses, including an out-of-period adjustment of $5.2 million recorded in 2023, related to variable billboard property lease expenses (see Item 8., Note 1. Description of Business and Basis of Presentation to the Consolidated Financial Statements), the impact of new locations, including through acquisitions, and higher guaranteed minimum annual payments to the MTA.

Posting, maintenance and other expenses, as a percentage of revenues, were 12% in each of 2023 and 2022. Posting, maintenance and other expenses increased $1.7 million, or 1%, in 2023 compared to 2022, primarily due to higher compensation-related expenses and higher maintenance and utilities cost, driven by inflationary cost increases in 2023, partially offset by lower posting and rotation costs.

Selling, General and Administrative Expenses (“SG&A”)

SG&A expenses represented 24% of Revenues in 2023 and 24% in 2022. SG&A expenses increased $7.6 million, or 2%, in 2023 compared to 2022, primarily due to the impact of market fluctuations on an unfunded equity-linked retirement plan offered by the Company to certain employees, higher professional fees, rent related to new offices, higher insurance costs and a higher provision for doubtful accounts, partially offset by lower compensation-related expenses. We continue to evaluate methods to lower SG&A expense growth.

Net (Gain) Loss on Dispositions

Net gain on dispositions was $14.2 million in 2023 compared to a Net loss on dispositions of $0.2 million in 2022. The Net gain on dispositions in 2023 was primarily related to the sale of three parcels of land and the related structures in Los Angeles, California, (see Item 8., Note 12. Acquisitions and Dispositions: Dispositions: Los Angeles Office and Operations Center to the Consolidated Financial Statements) and in St. Louis, Missouri.

Impairment Charges

In 2023, we recorded impairment charges of $534.7 million.

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

During the second quarter of 2023, we also performed an analysis of the carrying value of our long-lived asset groups within our U.S. Transit and Other reporting unit as a result of the triggering event noted above utilizing undiscounted cash flows compared to the carrying value of the asset groups and determined that they were not fully recoverable. We then compared the fair value of the assets (calculated using a cash flow model) to the carrying value and we recorded an impairment charge of $463.5 million in the second quarter of 2023, primarily representing a $443.1 million impairment charge related to our MTA asset group. As a result of our continued expectation of negative aggregate cash flows related to our MTA asset group, we recorded additional impairment charges of $12.1 million in the third quarter of 2023 and $11.0 million in the fourth quarter of 2023, representing additional MTA equipment deployment cost spending during the quarters. (See Item 8., Note 4. Long-Lived Assets to the Consolidated Financial Statements.)

In addition, in the second quarter of 2023, we recorded an impairment charge of $0.3 million related to an other-than-temporary decline in fair value of a cost-method investment.

Depreciation

Depreciation increased $1.9 million, or 2%, in 2023 compared to 2022, primarily due to capital expenditures and acquisitions in 2022, partially offset by an increase in fully-depreciated assets.

Amortization

Amortization increased $7.9 million, or 11%, in 2023 compared to 2022, due primarily to higher amortization of leasehold interest intangibles recorded related to asset acquisitions, partially offset by lower amortization related to franchise agreements associated with the MTA.

Interest Expense

Interest expense, net, was $158.4 million (including $6.7 million of deferred financing costs) in 2023 and $131.8 million (including $6.5 million of deferred financing costs) in 2022. The increase in Interest expense, net, in 2023 compared to 2022, was primarily due to higher interest rates and a higher average debt balance.

Loss on Extinguishment of Debt

In 2023, we recorded a loss on extinguishment of debt of $8.1 million relating to the redemption of all of our outstanding 6.250% Senior Unsecured Notes due 2025 (the “2025 Notes”) in the fourth quarter of 2023.

Benefit (Provision) for Income Taxes

Provision for income taxes decreased $5.4 million, or 57%, in 2023 compared to 2022, due primarily to a valuation allowance against our U.S. taxable REIT subsidiary (“TRS”) accumulated deferred tax assets in 2022. The effective income tax rate was 0.9% for 2023 and 6.0% for 2022.

Net Income (Loss)

Net loss before allocation to non-controlling interests was $429.7 million in 2023 compared to Net income before allocation to non-controlling interests of $149.1 million in 2022, driven by lower operating income, due primarily to impairment charges, and higher interest expense.

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

FFO and AFFO

When used herein, references to “FFO” and “AFFO” mean “FFO attributable to OUTFRONT Media Inc.” and “AFFO attributable to OUTFRONT Media Inc.,” respectively. We calculate FFO in accordance with the definition established by the National Association of Real Estate Investment Trusts (“NAREIT”). FFO reflects net income (loss) attributable to OUTFRONT Media Inc. adjusted to exclude gains and losses from the sale of real estate assets, impairment charges, depreciation and amortization of real estate assets, amortization of direct lease acquisition costs and the same adjustments for our equity-based investments and non-controlling interests, as well as the related income tax effect of adjustments, as applicable. We calculate AFFO as FFO adjusted to include cash paid for direct lease acquisition costs as such costs are generally amortized over a period ranging from four weeks to one year and therefore are incurred on a regular basis. AFFO also includes cash paid for maintenance capital expenditures since these are routine uses of cash that are necessary for our operations. In addition, AFFO excludes losses on extinguishment of debt, as well as certain non-cash items, including non-real estate depreciation and amortization, impairment charges on non-real estate assets, stock-based compensation expense, accretion expense, the non-cash effect of straight-line rent, amortization of deferred financing costs and the same adjustments for our non-controlling interests, along with the non-cash portion of income taxes, and the related income tax effect of adjustments, as applicable. We use FFO and AFFO measures for managing our business and for planning and forecasting future periods, and each is an important indicator of our operational strength and business performance, especially compared to other REITs. Our management believes users of our financial data are best served if the information that is made available to them allows them to align their analysis and evaluation of our operating results along the same lines that our management uses in managing, planning and executing our business strategy. Our management also believes that the presentations of FFO and AFFO, as supplemental measures, are useful in evaluating our business because adjusting results to reflect items that have more bearing on the operating performance of REITs highlight trends in our business that may not otherwise be apparent when relying solely on GAAP financial measures. It is management’s opinion that these supplemental measures provide users of our financial data with an important perspective on our operating performance and also make it easier to compare our results to other companies in our industry, as well as to REITs.

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

	Year Ended December 31,
(in millions)	2023	2022
Total revenues	$1,820.6	$1,772.1

Operating income (loss)	$(258.4)	$287.7
Net (gain) loss on dispositions	(14.2)	0.2
Impairment charges	534.7	—
Depreciation	79.3	77.4
Amortization	81.2	73.3
Stock-based compensation	28.4	33.8
Adjusted OIBDA	$451.0	$472.4
Adjusted OIBDA margin	25%	27%

Net (loss) income attributable to OUTFRONT Media Inc.	$(430.4)	$147.9
Depreciation of billboard advertising structures	60.2	56.1
Amortization of real estate-related intangible assets	71.1	62.8
Amortization of direct lease acquisition costs(a)	55.4	58.5
Net (gain) loss on disposition of real estate assets	(14.2)	0.2
Impairment charges(b)	388.2	—
Adjustment related to non-controlling interests	(0.3)	(0.3)
FFO attributable to OUTFRONT Media Inc.	130.0	325.2
Non-cash portion of income taxes	(2.7)	6.1
Cash paid for direct lease acquisition costs(a)	(58.2)	(57.3)
Maintenance capital expenditures	(30.2)	(25.5)
Other depreciation	19.1	21.3
Other amortization	10.1	10.5
Impairment charges on non-real estate assets(b)(c)	146.5	—
Stock-based compensation	28.4	33.8
Non-cash effect of straight-line rent	9.7	(12.1)
Accretion expense	3.1	2.8
Amortization of deferred financing costs	6.7	6.5
Loss on extinguishment of debt	8.1	—
AFFO attributable to OUTFRONT Media Inc.	$270.6	$311.3
(a)Variable commissions directly associated with billboard revenues.
(b)Impairment charges related to a decline in the long-term outlook of our U.S. Transit and Other reporting unit (see Note 4. Long-Lived Assets to the Consolidated Financial Statements).
(c)Impairment charge related to an other-than-temporary decline in fair value of a cost-method investment.

FFO attributable to OUTFRONT Media Inc. in 2023 of $130.0 million decreased $195.2 million, or 60%, compared to 2022, due primarily to impairment charges on non-real estate assets, higher interest expense and lower Adjusted OIBDA. AFFO attributable to OUTFRONT Media Inc. in 2023 of $270.6 million decreased $40.7 million, or 13%, compared to 2022, due primarily to higher interest expense, lower Adjusted OIBDA and higher maintenance capital expenditures, partially offset by the impact of non-cash effect of straight-line rent.

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

The following table presents our Revenues, Adjusted OIBDA and Operating income (loss) by segment in 2023 and 2022.

	Year Ended December 31,
(in millions)	2023	2022
Revenues:
U.S. Media	$1,722.3	$1,673.9
Other	98.3	98.2
Total revenues	$1,820.6	$1,772.1

Operating income (loss)	$(258.4)	$287.7
Net (gain) loss on dispositions	(14.2)	0.2
Impairment charges	534.7	—
Depreciation	79.3	77.4
Amortization	81.2	73.3
Stock-based compensation(a)	28.4	33.8
Total Adjusted OIBDA	$451.0	$472.4

Adjusted OIBDA:
U.S. Media	$479.4	$501.2
Other	23.1	20.6
Corporate	(51.5)	(49.4)
Total Adjusted OIBDA	$451.0	$472.4

Operating income (loss):
U.S. Media	$(189.9)	$363.0
Other	11.4	7.9
Corporate	(79.9)	(83.2)
Total operating income (loss)	$(258.4)	$287.7
(a)Stock-based compensation is classified as Corporate expense.

U.S. Media

	Year Ended December 31,		% Change
(in millions, except percentages)	2023	2022
Revenues:
Billboard	$1,369.7	$1,308.8	5%
Transit and other	352.6	365.1	(3)
Total revenues	$1,722.3	$1,673.9	3

Organic revenues(a):
Billboard	$1,354.5	$1,297.8	4
Transit and other	352.6	365.1	(3)
Total organic revenues(a)	1,707.1	1,662.9	3
Non-organic revenues:
Billboard	15.2	11.0	38
Transit and other	—	—	*
Total non-organic revenues	15.2	11.0	38
Total revenues	1,722.3	1,673.9	3
Operating expenses	(915.4)	(856.4)	7
SG&A expenses	(327.5)	(316.3)	4
Adjusted OIBDA	$479.4	$501.2	(4)
Adjusted OIBDA margin	28%	30%

Operating income (loss)	$(189.9)	$363.0	(152)
Net (gain) loss on dispositions	(14.2)	0.2	*
Impairment charges	534.7	—	*
Depreciation and amortization	148.8	138.0	8
Adjusted OIBDA	$479.4	$501.2	(4)

New York metropolitan area revenues as a percentage of U.S. Media segment revenues	20%	20%
Los Angeles metropolitan area revenues as a percentage of U.S. Media segment revenues	15	15
*    Calculation is not meaningful.
(a)Organic revenues exclude revenues associated with a significant acquisition (“non-organic revenues”).

Total U.S. Media segment revenues increased $48.4 million, or 3%, in 2023 compared to 2022, due primarily to higher billboard revenues. We generated approximately 42% in 2023 and 44% in 2022 of our U.S. Media segment revenues from national advertising campaigns.

In 2023 and 2022, non-organic revenues reflect the impact of a significant acquisition.

Billboard revenues in the U.S. Media segment increased $60.9 million, or 5%, in 2023 compared to 2022, reflecting an increase in average revenue per display (yield), driven by the impact of programmatic and direct sale advertising platforms on digital billboard revenues, the impact of new and lost billboards in the period, including acquisitions, and higher proceeds from condemnations.

Organic billboard revenues in the U.S. Media segment increased $56.7 million, or 4%, in 2023 compared to 2022, primarily due to an increase in average revenue per display (yield), driven by the impact of programmatic and direct sale advertising platforms on digital billboard revenues, the impact of new and lost billboards in the period, including insignificant acquisitions, and higher proceeds from condemnations.

Transit and other revenues in the U.S. Media segment decreased $12.5 million, or 3%, in 2023 compared to 2022, driven by a decrease in average revenue per display (yield), driven by weaker market conditions in national advertising, which primarily impacted advertising sales on certain above-ground advertising displays, partially offset by the impact of a new transit franchise contract.

Organic transit and other revenues in the U.S. Media segment decreased $12.5 million, or 3%, in 2023, compared to 2022, primarily driven by a decrease in average revenue per display (yield), driven by weaker market conditions in national advertising, which primarily impacted advertising sales on certain above-ground advertising displays, partially offset by the impact of a new transit franchise contract.

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

Billboard property lease expenses in the U.S. Media segment represented 35% of billboard revenues in 2023 and 33% in 2022, and transit franchise expenses represented 73% of transit display revenues in 2023 and 68% in 2022. We expect transit franchise expenses, as a percentage of transit display revenues, to decline in 2024 compared to 2023, but remain above pre-COVID-19 pandemic levels, as a result of our expectation that revenues generated under the MTA Agreement (as defined below) in 2024 will grow at a compound annual growth rate above the inflation-adjusted guaranteed minimum annual payments to the MTA. Operating expenses in the U.S. Media segment increased $59.0 million, or 7%, in 2023 compared to 2022, primarily driven by higher variable billboard property lease expenses, including an out-of-period adjustment of $5.2 million recorded in 2023 (see Item 8., Note 1. Description of Business and Basis of Presentation to the Consolidated Financial Statements), higher guaranteed minimum annual payments to the MTA, higher compensation-related expenses and higher maintenance and utilities cost, driven by inflationary cost increases in 2023, partially offset by lower posting and rotation costs.

SG&A expenses in the U.S. Media segment increased $11.2 million, or 4%, in 2023 compared to 2022, primarily driven by higher professional fees, higher insurance costs, higher rent related to new offices, a higher provision for doubtful accounts and higher compensation-related expenses.

In 2023, we recorded impairment charges of $534.7 million in the U.S. Media segment, primarily related to impairment charges related to our MTA asset group and our U.S. Transit and Other reporting unit (see the “Critical Accounting Policies” section of this MD&A and Item 8., Note 4. Long-Lived Assets to the Consolidated Financial Statements).

U.S. Media segment Adjusted OIBDA decreased $21.8 million, or 4%, in 2023 compared to 2022. Adjusted OIBDA margin was 28% in 2023 and 30% in 2022. The decrease in Adjusted OIBDA margins was due primarily to a higher increase in operating expenses, due to an increase in billboard property lease expenses, including an out-of-period adjustment of $5.2 million recorded in 2023 related to variable billboard property lease expenses (see Item 8., Note 1. Description of Business and Basis of Presentation to the Consolidated Financial Statements), increases in the MTA guaranteed minimum annual payments in 2023 and an increase in SG&A expenses, compared to a lower increase in revenues.

Other

	Year Ended December 31,		% Change
(in millions, except percentages)	2023	2022
Revenues:
Billboard	$75.2	$75.9	(1)%
Transit and other	23.1	22.3	4
Total revenues	$98.3	$98.2	—

Organic revenues(a):
Billboard	$75.2	$73.2	3
Transit and other	23.1	21.8	6
Total organic revenues(a)	98.3	95.0	3
Non-organic revenues:
Billboard	—	2.7	*
Transit and other	—	0.5	*
Total non-organic revenues	—	3.2	*
Total revenues	98.3	98.2	—
Operating expenses	(52.9)	(55.0)	(4)
SG&A expenses	(22.3)	(22.6)	(1)
Adjusted OIBDA	$23.1	$20.6	12
Adjusted OIBDA margin	23%	21%

Operating income	$11.4	$7.9	44
Depreciation and amortization	11.7	12.7	(8)
Adjusted OIBDA	$23.1	$20.6	12
*    Calculation is not meaningful.
(a)Organic revenues exclude the impact of foreign currency exchange rates (“non-organic revenues”).

Total Other revenues increased $0.1 million in 2023 compared to 2022, primarily driven by an increase in average revenue per display (yield), partially offset by the impact of foreign currency exchange rates.

In 2022, non-organic revenues reflect the impact of foreign currency exchange rates.

Organic Other revenues increased $3.3 million, or 3%, in 2023, compared to 2022, primarily driven by the impact of new billboards in the period, including acquisitions, and an increase in average revenue per display (yield).

Other operating expenses decreased $2.1 million, or 4%, in 2023 compared to 2022, primarily driven by lower expenses in Canada, partially offset by the impact of foreign currency exchange rates. Other SG&A expenses decreased $0.3 million, or 1%, in 2023 compared to 2022, primarily driven by lower expenses in Canada, partially offset by the impact of foreign currency exchange rates.

Other Adjusted OIBDA increased $2.5 million, or 12%, in 2023 compared to 2022, due primarily to an increase in average revenue per display (yield) and lower expenses in Canada, partially offset by the impact of foreign currency exchange rates.

Corporate

Corporate expenses primarily include expenses associated with employees who provide centralized services. Corporate expenses, excluding stock-based compensation, were $51.5 million in 2023 and $49.4 million in 2022. Corporate expenses increased $2.1 million in 2023 compared to 2022, primarily due to the impact of market fluctuations on an unfunded equity-linked retirement plan offered by the Company to certain employees and higher professional fees, partially offset by lower compensation-related expenses.

Liquidity and Capital Resources

	As of December 31,		%
(in millions, except percentages)	2023	2022	Change
Assets:
Cash and cash equivalents	$36.0	$40.4	(11)%
Receivables, less allowances of $17.2 in 2023 and $20.2 in 2022	287.6	315.5	(9)
Prepaid lease and transit franchise costs	4.5	9.1	(51)
Other prepaid expenses	19.2	19.8	(3)
Assets held for sale	34.6	—	*
Other current assets	15.7	5.6	180
Total current assets	397.6	390.4	2
Liabilities:
Accounts payable	55.5	65.4	(15)
Accrued compensation	41.4	68.0	(39)
Accrued interest	34.2	31.1	10
Accrued lease and franchise costs	80.0	64.9	23
Other accrued expenses	56.2	47.6	18
Deferred revenues	37.7	35.3	7
Short-term debt	65.0	30.0	117
Short-term operating lease liabilities	180.9	188.1	(4)
Liabilities held for sale	24.1	—	*
Other current liabilities	18.0	21.2	(15)
Total current liabilities	593.0	551.6	8
Working capital	$(195.4)	$(161.2)	21
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

Although we have taken several actions to date to preserve our financial flexibility and increase our liquidity, our short-term and long-term cash needs and related funding capability may be adversely affected by the current heightened levels of inflation and related economic environment if cash on hand and operating cash flows decrease in 2024, and our ability to issue debt and equity securities and/or borrow under our existing or new credit facilities on reasonable pricing terms, or at all, may become uncertain. (See the “Overview” section of this MD&A.)

Working capital was a deficit of $195.4 million as of December 31, 2023, compared to a working capital deficit of $161.2 million as of December 31, 2022, primarily driven by increased borrowings under the AR Facility and higher accrued lease and franchise costs, partially offset by lower bonus accruals.

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

•Recoupment of Equipment Deployment Costs. We may retain incremental revenues that exceed an annual base revenue amount for the cost of deploying advertising and communications displays throughout the transit system. As presented in the table below, recoupable MTA equipment deployment costs are recorded as Prepaid MTA equipment deployment costs and Intangible assets on our Consolidated Statement of Financial Position, and as these costs are recouped from incremental revenues that the MTA would otherwise be entitled to receive, Prepaid MTA equipment deployment costs will be reduced. If incremental revenues generated over the term of the agreement are not sufficient to cover all or a portion of the equipment deployment costs, the costs will not be recouped, which could have an adverse effect on our business, financial condition and results of operations, including impairment charges (see Item 8., Note 4. Long-Lived Assets to the Consolidated Financial Statements). If we do not recoup all costs of deploying advertising and communications screens with respect to the New Inventory by the end of the term of the MTA Agreement, the MTA will be obligated to reimburse us for these costs. Deployment costs in an amount not to exceed $50.7 million, which are deemed authorized before December 31, 2020, will be paid directly by the MTA. For any deployment costs deemed authorized after December 31, 2020, the MTA and the Company will no longer be obligated to directly pay 70% and 30% of the costs, respectively, and these costs will be subject to recoupment in accordance with the MTA Agreement. We did not recoup any equipment deployment costs in 2023. In addition, we currently do not expect to recoup any equipment deployment costs throughout the remainder of the Amended Term (as defined below) of the MTA Agreement. We expect our MTA equipment deployment costs to be approximately $50.0 million in 2024. After 2024, we expect MTA equipment deployment costs to be approximately $30.0 million to $40.0 million annually throughout the remainder of the Amended Term (as defined below) of the MTA Agreement and encompass replacement costs. Accordingly, we expect annual MTA equipment deployment costs after 2024 to be significantly below prior year levels as we expect to substantially complete our initial deployment during 2024.

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

We may utilize cash on hand and/or incremental third-party financing to fund equipment deployment costs over the next couple of years. However, given the current heightened levels of inflation and related economic environment, we cannot reasonably estimate the aggregate financing amount, if any, at this time. As of December 31, 2023, we have issued surety bonds in favor of the MTA totaling approximately $136.0 million, which amount is subject to change as equipment installations are completed and revenues are generated. We expect transit franchise expenses, as a percentage of transit display revenues, to decline in 2024 compared to 2023, but remain above pre-COVID-19 pandemic levels, as a result of our expectation that revenues generated under the MTA Agreement in 2024 will grow at a compound annual growth rate above the inflation-adjusted guaranteed minimum annual payments to the MTA. As indicated in the table below, we incurred $43.7 million related to MTA equipment deployment costs in 2023 (which includes equipment deployment costs related to future deployments), for a total of $579.6 million to date, of which $33.9 million had been recouped from incremental revenues to date. As of December 31, 2023, 19,697 digital displays had been installed, composed of 5,121 digital advertising screens on subway and train platforms and entrances, 9,674 smaller-format digital advertising screens on rolling stock and 4,902 MTA communications displays. In the fourth quarter of 2023, 911 installations occurred, for a total of 5,544 installations occurring in 2023.

During the second quarter of 2023, we performed an analysis of the carrying value of our long-lived asset groups within our U.S. Transit and Other reporting unit as a result of the triggering event noted above utilizing undiscounted cash flows compared to the carrying value of the asset groups and determined that they were not fully recoverable. We then compared the fair value of the assets (calculated using a cash flow model) to the carrying value and we recorded an impairment charge of $463.5 million in the second quarter of 2023, primarily representing a $443.1 million impairment charge related to our MTA asset group.

As a result of our continued expectation of negative aggregate cash flows related to our MTA asset group, we recorded additional impairment charges of $12.1 million in the third quarter of 2023 and $11.0 million in the fourth quarter of 2023, representing additional MTA equipment deployment cost spending during the quarters. (See the “Critical Accounting Policies” section of this MD&A and Item 8., Note 4. Long-Lived Assets to the Consolidated Financial Statements.)

(in millions)	Beginning Balance	Deployment Costs Incurred	Recoupment/MTA Funding	Amortization/Impairment	Reclassification	Ending Balance
Year Ended December 31, 2023:
Prepaid MTA equipment deployment costs	$363.2	$21.8	$—	$—	$(385.0)	$—
Other current assets	1.6	(0.4)	(0.1)	—	—	1.1
Intangible assets (franchise agreements)	62.0	22.3	—	(469.3)	385.0	—
Total	$426.8	$43.7	$(0.1)	$(469.3)	$—	$1.1

Year Ended December 31, 2022:
Prepaid MTA equipment deployment costs	$279.8	$83.4	$—	$—	$—	$363.2
Other current assets	5.2	0.1	(3.7)	—	—	1.6
Intangible assets (franchise agreements)	63.0	5.4	—	(6.4)	—	62.0
Total	$348.0	$88.9	$(3.7)	$(6.4)	$—	$426.8

On February 21, 2024, we announced that our board of directors approved a quarterly cash dividend of $0.30 per share on our common stock, payable on March 28, 2024, to stockholders of record at the close of business on March 1, 2024.

Debt

Debt, net, consists of the following:

	As of December 31,
(in millions, except percentages)	2023	2022
Short-term debt:
AR Facility	$65.0	$30.0
Total short-term debt	65.0	30.0

Long-term debt:
Term loan, due 2026	$598.9	$598.6

Senior secured notes:
7.375% senior secured notes, due 2031	450.0	—

Senior unsecured notes:
6.250% senior unsecured notes, due 2025	—	400.0
5.000% senior unsecured notes, due 2027	650.0	650.0
4.250% senior unsecured notes, due 2029	500.0	500.0
4.625% senior unsecured notes, due 2030	500.0	500.0
Total senior unsecured notes	1,650.0	2,050.0

Debt issuance costs	(22.4)	(22.6)
Total long-term debt, net	2,676.5	2,626.0

Total debt, net	$2,741.5	$2,656.0

Weighted average cost of debt	5.7%	5.2%

	Payments Due by Period
(in millions)	Total	2024	2025-2026	2027-2028	2029 and thereafter
Long-term debt	$2,700.0	$—	$600.0	$650.0	$1,450.0
Interest	723.2	157.4	258.2	187.6	$120.0
Total	$3,423.2	$157.4	$858.2	$837.6	$1,570.0

Term Loan

The interest rate on the term loan due in 2026 (the “Term Loan”) was 7.1% per annum as of December 31, 2023. As of December 31, 2023, a discount of $1.1 million on the Term Loan remains unamortized. The discount is being amortized through Interest expense, net, on the Consolidated Statement of Operations.

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

As of December 31, 2023, there were no outstanding borrowings under the Revolving Credit Facility.

The commitment fee based on the amount of unused commitments under the Revolving Credit Facility was $1.7 million in 2023, $1.6 million in 2022 and $1.8 million in 2021. As of December 31, 2023, we had issued letters of credit totaling approximately $6.5 million against the letter of credit facility sublimit under the Revolving Credit Facility.

Standalone Letter of Credit Facilities

As of December 31, 2023, we had issued letters of credit totaling approximately $75.6 million under our aggregate $81.0 million standalone letter of credit facilities. The total fees under the letter of credit facilities in 2023, 2022 and 2021 were immaterial.

Accounts Receivable Securitization Facilities

As of December 31, 2023, we have a $150.0 million revolving accounts receivable securitization facility (the “AR Facility”), which terminates in May 2025, unless further extended.

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

As of December 31, 2023, there were $65.0 million of outstanding borrowings under the AR Facility, at a borrowing rate of 6.5%. As of December 31, 2023, borrowing capacity remaining under the AR Facility was $85.0 million based on approximately $316.0 million of accounts receivable that could be used as collateral for the AR Facility in accordance with the agreements governing the AR Facility. The commitment fee based on the amount of unused commitments under the AR Facility was $0.2 million in 2023, $0.3 million in 2022 and immaterial in 2021. In January 2024, we made a repayment of $10.0 million under the AR Facility.

Senior Secured Notes

On November 20, 2023, the Borrowers issued $450.0 million aggregate principal amount of 7.375% Senior Secured Notes due 2031 (the “2031 Notes”) in a private placement. The 2031 Notes are senior secured obligations of the Borrowers and are guaranteed on a senior secured basis by the Company and each of its direct and indirect domestic subsidiaries that guarantee the Senior Credit Facilities (the “Guarantors”). The Notes and the related guarantees are secured by liens on substantially all of the assets of the Borrowers and the Guarantors, on a pari passu basis with the Senior Credit Facilities (subject to the terms of an intercreditor agreement), subject to certain exceptions and permitted liens, including the exclusion of equity in Canadian subsidiaries that are pending sale. Interest on the 2031 Notes is payable on May 15 and November 15 of each year, beginning on May 15, 2024. On or after November 15, 2026, the Borrowers may redeem at any time, or from time to time, some or all of the 2031 Notes. Prior to such date the Borrowers may redeem up to 40% of the aggregate principal amount with the net proceeds of certain equity offerings, provided that at least 50% of the aggregate principal amount of the 2031 Notes will remain outstanding after the redemption. In addition the Borrowers may redeem some or all of the 2031 Notes at any time, or from time to time, prior to November 15, 2026, at a price equal to 100% of the principal amount of the 2031 Notes to be redeemed, plus the applicable “make whole” premium, plus accrued and unpaid interest, if any, to the date of redemption.

On November 21, 2023, we used the net proceeds from the issuance of the 2031 Notes to redeem all of our outstanding 2025 Notes and to pay accrued and unpaid interest on the 2025 Notes, if any, to, but excluding, the redemption date, and to pay fees and expenses in connection with the 2031 Notes offering and the 2025 Notes redemption. In the fourth quarter of 2023, we recorded a Loss on extinguishment of debt of $8.1 million relating to the 2025 Notes on the Consolidated Statement of Operations.

Debt Covenants

Our credit agreement, dated as of January 31, 2014 (as amended, restated, amended and restated, supplemented or otherwise modified, the “Credit Agreement”), governing the Senior Credit Facilities, the agreements governing the AR Facility, and the indentures governing our senior notes contain customary affirmative and negative covenants, subject to certain exceptions, including but not limited to those that restrict the Company’s and its subsidiaries’ abilities to (i) pay dividends on, repurchase or make distributions in respect to the Company’s or its wholly-owned subsidiary, Outfront Media Capital LLC’s capital stock or make other restricted payments other than dividends or distributions necessary for us to maintain our REIT status, subject to certain conditions and exceptions, (ii) enter into agreements restricting certain subsidiaries’ ability to pay dividends or make other intercompany or third-party transfers, and (iii) incur additional indebtedness. One of the exceptions to the restriction on our ability to incur additional indebtedness is satisfaction of a Consolidated Total Leverage Ratio, which is the ratio of our consolidated total debt to our Consolidated EBITDA (as defined in the Credit Agreement) for the trailing four consecutive quarters, of no greater than 6.0 to 1.0. As of December 31, 2023, our Consolidated Total Leverage Ratio was 5.3 to 1.0 in accordance with the Credit Agreement.

The terms of the Credit Agreement (and under certain circumstances, the agreements governing the AR Facility) require that we maintain a Consolidated Net Secured Leverage Ratio, which is the ratio of (i) our consolidated secured debt (less up to $150.0 million of unrestricted cash) to (ii) our Consolidated EBITDA (as defined in the Credit Agreement) for the trailing four consecutive quarters, of no greater than 4.5 to 1.0. As of December 31, 2023, our Consolidated Net Secured Leverage Ratio was 2.0 to 1.0 in accordance with the Credit Agreement. As of December 31, 2023, we are in compliance with our debt covenants.

Deferred Financing Costs

As of December 31, 2023, we had deferred $27.4 million in fees and expenses associated with the Term Loan, the Revolving Credit Facility, the AR Facility and our senior notes. We are amortizing the deferred fees through Interest expense, net, on our Consolidated Statement of Operations over the respective terms of the Term Loan, Revolving Credit Facility, AR Facility and our senior notes.

Equity

At-the-Market Equity Offering Program

We have a sales agreement in connection with an “at-the-market” equity offering program (the “ATM Program”), under which we may, from time to time, issue and sell shares of our common stock up to an aggregate offering price of $300.0 million. We have no obligation to sell any of our common stock under the sales agreement and may at any time suspend solicitations and offers under the sales agreement. In 2023, no shares of our common stock were sold under the ATM Program. As of December 31, 2023, we had approximately $232.5 million of capacity remaining under the ATM Program.

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

Cash Flows

The following table sets forth our cash flows in 2023 and 2022.

	Year Ended December 31,		%
(in millions, except percentages)	2023	2022	Change
Net cash flow provided by operating activities	$254.2	$254.1	—%
Net cash flow used for investing activities	(107.5)	(449.5)	(76)
Net cash flow used for financing activities	(151.5)	(188.0)	(19)
Effect of exchange rate changes on cash and cash equivalents	0.4	(1.0)	*
Net decrease to cash, cash equivalents and restricted cash	$(4.4)	$(384.4)	(99)
*Calculation is not meaningful.

Cash provided by operating activities increased $0.1 million in 2023 compared to 2022, due primarily to a decrease in prepaid MTA equipment deployment costs, partially offset by lower net income in 2023 compared to 2022, due to increased operating and SG&A expenses, and higher interest expense. In 2023, we paid net cash of $44.4 million related to MTA equipment deployment costs and installed 5,544 digital displays. In 2022, we paid $79.8 million related to MTA equipment deployment costs and installed 3,061 digital displays.

Cash used for investing activities decreased $342.0 million, or 76%, in 2023 compared to 2022, due primarily to lower cash paid for acquisitions and higher cash received from dispositions.

The following table presents our capital expenditures in 2023 and 2022.

	Year Ended December 31,		%
(in millions, except percentages)	2023	2022	Change
Growth	$56.6	$64.3	(12)%
Maintenance	30.2	25.5	18
Total capital expenditures	$86.8	$89.8	(3)

Capital expenditures decreased $3.0 million, or 3%, in 2023 compared to 2022, primarily due to the timing of payments related to growth in digital displays and lower spending on safety-related projects, partially offset by higher spending related to the renovation of certain office facilities.

For the full year of 2024, we expect our capital expenditures to be approximately $75.0 million, which will be used primarily for growth in digital displays, software and technology, maintenance, safety-related projects and the renovation of certain office facilities. This estimate does not include equipment deployment costs that will be incurred in connection with the MTA Agreement (as described above).

Cash used for financing activities decreased $36.5 million, or 19%, in 2023 compared to 2022. In 2023, drew $35.0 million of net borrowings under the AR Facility, received net proceeds of $50.0 million related to the offering of the 2031 Notes and the redemption of the 2025 Notes, and paid total cash dividends of $207.0 million on our common stock, the Series A Preferred Stock and vested restricted share units granted to employees, as well as deferred financing costs related to the offering of the 2031 Notes and payment of debt extinguishment charges related to the redemption of the 2025 Notes. In 2022, we drew $30.0 million of borrowings on the AR Facility and paid total cash dividends of $205.8 million on our common stock, the Series A Preferred Stock, and vested restricted share units granted to employees.

Cash paid for income taxes was $6.7 million in 2023 and $3.3 million in 2022. The increase was due primarily to the timing of Canadian estimated income tax payments.

Contractual Obligations

We have agreements with municipalities and transit operators which entitle us to operate advertising displays within their transit systems, including on the interior and exterior of rail and subway cars and buses, as well as on benches, transit shelters, street kiosks, and transit platforms. Under most of these franchise agreements, the franchisor is entitled to receive the greater of a percentage of the relevant revenues, net of agency fees, or a specified guaranteed minimum annual payment. Guaranteed minimum annual payments are generally paid monthly. (See Item 8., Note 17. Commitments and Contingencies to the Consolidated Financial Statements.)

Total future minimum payments for rental payments under operating leases for billboard sites, office space and equipment of $2,323.0 million include $2,192.1 million for our billboard sites. (See Item 8., Note 5. Leases to the Consolidated Financial Statements.)

As of December 31, 2023, we had long-term debt of approximately $2.7 billion. Interest on the Term Loan is variable. For illustrative purposes, we are assuming an interest rate of 7.1% for all years, which reflects the interest rate as of December 31, 2023. An increase or decrease of 1/4% in the interest rate will change the annual interest expense by $1.5 million. (See Item 8., Note 8. Debt to the Consolidated Financial Statements.)

In 2024, we do not expect to contribute to our defined benefit pension plans. (See Item 8., Note 14. Retirement Benefits to the Consolidated Financial Statements.)

Off-Balance Sheet Arrangements

Our off-balance sheet commitments primarily consist of guaranteed minimum annual payments. (See Item 8., Note 17. Commitments and Contingencies to the Consolidated Financial Statements for information about our off-balance sheet commitments.)

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

Additionally, management assesses quantitative factors by comparing revenue projections of the deployed digital displays to actual financial results. In 2022, we updated our projections and did not identify a triggering event for an impairment review of our Prepaid MTA equipment deployment costs. The projections utilized for 2022 assumed the continued recovery of transit ridership and revenues towards pre-COVID-19 levels and expected growth in revenue generation from our significant digital deployment throughout the MTA transit system as required by the MTA Agreement. By the end of the first half of 2023, it was determined that our MTA transit revenue recovery had stalled since our MTA transit revenue did not meet our revenue expectations, and as of June 30, 2023, our revenue pacing and outlook for the remainder of 2023 reflected a continued decline in MTA transit revenues as compared to our 2023 forecast due to the underperformance across the MTA transit system. Accordingly, in the second quarter of 2023, we updated our revenue projections to reflect no growth in 2023 followed by 5% to 10% growth throughout the remainder of the Amended Term of the MTA Agreement. As a result of the reduced revenue forecast and reduced time remaining on the Amended Term of the MTA Agreement, we currently do not expect to recoup any Prepaid MTA equipment deployment costs throughout the remainder of the Amended Term of the MTA Agreement. As a result, in the second quarter of 2023, we reclassified $385.0 million of Prepaid MTA equipment deployment costs to Intangible Assets. We then reviewed our MTA long-lived asset group to determine if there was a triggering event for impairment, noting that we were projecting negative aggregate cash flows of approximately $50.0 million through the remainder of the Amended Term of the MTA Agreement. Consequently, in the second quarter of 2023, we recorded an impairment charge of $443.1 million, representing all of our MTA long-lived asset group.

All future deployment costs spending will be recorded as Intangible assets rather than as Prepaid MTA equipment deployment costs until such time as we project to recoup spending from transit franchise fees that would otherwise be payable to the MTA, which we currently do not expect throughout the remainder of the Amended Term of the MTA Agreement. Even if we do not recoup our spending from transit franchise fees that would otherwise be payable to the MTA, our current projections are that the MTA Agreement will be cash flow neutral (i.e., Adjusted OIBDA related to the MTA Agreement will equal MTA equipment deployment costs) over the remaining Amended Term of the MTA Agreement at some point in 2024. We will assess these equipment deployment costs for impairment each period. Currently, future impairment charges may be required during 2024 with respect to all or a portion of the up to approximately $50.0 million of MTA equipment deployment costs we expect to spend in 2024, and may be required beyond 2024 with respect to all or a portion of the additional MTA equipment deployment costs we will be required to incur under the MTA Agreement, in each case, to the extent we continue to project cash flow losses throughout the remainder of the Amended Term of the MTA Agreement based on the assumptions and estimates described in this section and/or other factors that may arise.

Our performance during the second half of 2023 was in line with our expectations as of the end of the second quarter of 2023. We evaluated our long-term MTA revenue projections as of year-end 2023, and we continue to believe that MTA transit revenue will grow by 5% to 10% throughout the remainder of the Amended Term of the MTA Agreement. As a result, as of December 31, 2023, we continue to project negative aggregate cash flows of approximately $25.0 million through the remainder of the Amended Term of the MTA Agreement. We expect to be cash flow neutral at some point in 2024. As a result of our continued expectation of negative aggregate cash flows related to the MTA, we recorded additional impairment charges of $12.1 million in the third quarter of 2023 and $11.0 million in the fourth quarter of 2023, representing additional MTA equipment deployment cost spending during the quarters.

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

By the end of the first half of 2023, it was determined that our transit revenue recovery had stalled since our U.S. Transit and Other reporting unit did not meet revenue expectations, and as of June 30, 2023, our pacing and outlook for the remainder of 2023 reflected a continued decline in transit revenues as compared to our 2023 forecast due to the underperformance across our transit business, including the MTA transit system. As a result, we determined that there was a triggering event requiring an interim goodwill impairment analysis of our U.S. Transit and Other reporting unit.

Our current discounted cash flow model assumptions and estimates with respect to revenues in our U.S. Transit and Other reporting unit is currently projected to grow in the mid-single digits in 2024, high single digits in 2025-2026 and then trending back to a mid-single digit growth rate thereafter. We believe this growth will be driven by expected revenue generation from increased demand for transit digital displays due to additional rolling stock digital deployment in the MTA transit system and additional digital deployment in other transit systems, product enhancements to our transit digital displays and related assets, and a gradual increase in transit ridership over the remaining terms of our transit franchise agreements. Additionally, we are currently no longer assuming that we will exercise the five-year extension to the Amended Term of the MTA Agreement due to our lowered revenue growth assumptions and currently contractually required increase to the minimum annual guarantee payments to the MTA during the extension period. Other than with respect to the MTA Agreement, we are assuming that we will be able to renew our significant transit franchise agreements.

As a result of the impairment analysis performed during the second quarter of 2023, we determined that the carrying value of our U.S. Transit and Other reporting unit exceeded its fair value and we recorded an impairment charge of $47.6 million in the Consolidated Statements of Operations, representing the entire goodwill balance associated with the reporting unit.

In the fourth quarter of 2023, we performed a qualitative assessment on our U.S. Billboard and Canadian reporting units as the estimated fair value of those reporting units substantially exceeded carrying value and there were no factors indicating that it was more likely than not that those reporting units were impaired. As of December 31, 2023, the goodwill balances associated with the U.S. billboard reporting unit was $2,006.4 million and $22.9 million related to the Canada reporting unit was included in Assets Held for Sale on the Consolidated Statements of Financial Position.

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

We compute the estimated fair value of each asset group for which we perform a quantitative assessment using an income approach. Under the income approach, the fair value is determined using a discounted cash flow model. Our cash flow models requires us to use significant estimates and assumptions such as projected revenue growth rates, billboard lease and transit franchise expenses, other operating and selling, general and administrative expenses, capital expenditures, and discount rates. The projected revenue growth rates, billboard lease and transit franchise expenses, other operating and selling, general and administrative expenses and capital expenditures are based on our internal forecasts of future performance, as well as historical trends. The discount rates represent the weighted average cost of capital derived using known and estimated market metrics. There can be no assurance that these estimates and assumptions will prove to be an accurate prediction of the future, and a downward revision of these estimates and/or assumptions would decrease the fair values of our asset groups, which could result in additional impairment charges in the future.

By the end of the first half of 2023, it was determined that our transit revenue recovery had stalled since our U.S. Transit and Other reporting unit did not meet revenue expectations, and as of June 30, 2023, our pacing and outlook for the remainder of 2023 reflected a continued decline in transit revenues as compared to our 2023 forecast due to the underperformance across our transit business, including the MTA transit system. As a result, we determined that there was a triggering event requiring an impairment analysis of the assets groups within our U.S. Transit and Other reporting unit. We performed an analysis of the carrying value of our long-lived asset groups, utilizing undiscounted cash flows, and determined that they were not fully recoverable. We then compared the fair value of the assets (calculated using a cash flow model) to the carrying value and we recorded an impairment charge of $463.5 million in the second quarter of 2023, primarily representing a $443.1 million impairment charge related to our MTA asset group. As a result of our continued expectation of negative aggregate cash flows related to the MTA asset group, we recorded additional impairment charges of $12.1 million in the third quarter of 2023 and $11.0 million in the fourth quarter of 2023, representing additional MTA equipment deployment cost spending during the quarters. (See the “Critical Accounting Policies: MTA Agreement” section of this MD&A.”

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

We do not currently use derivatives or other financial instruments to mitigate our exposure to commodity price risk. However, we do enter into contracts with commodity providers to limit our exposure to commodity price fluctuations. For the year ended December 31, 2023, such contracts accounted for 6.2% of our total utility costs. As of December 31, 2023, we had active electricity purchase agreements with fixed contract rates for locations in Illinois, New York and Texas, which expire at various dates through May 2025.

Foreign Exchange Risk

Foreign currency translation risk is the risk that exchange rate gains or losses arise from translating our Canadian business’s statements of earnings and statements of financial position from functional currency to our reporting currency (the U.S. Dollar) for consolidation purposes. Any gain or loss on translation is included within comprehensive income and Accumulated other comprehensive income on our Consolidated Statement of Financial Position. The functional currency of our international subsidiaries is their respective local currency. As of December 31, 2023, we have $6.1 million of unrecognized foreign currency translation losses included within Accumulated other comprehensive loss on our Consolidated Statement of Financial Position. All unrecognized foreign currency losses will be included within the gain or loss recorded upon consummation of the Transaction. (See Item 8., Note 12. Acquisitions and Dispositions: Disposition: Canadian Business to the Consolidated Financial Statements.)

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

As of December 31, 2023, we had a $600.0 million variable-rate Term Loan due 2026 outstanding, which has an interest rate of 7.1% per year. An increase or decrease of 1/4% in our interest rate on the Term Loan will change our annualized interest expense by approximately $1.5 million.

As of December 31, 2023, there were $65.0 million of outstanding borrowings under the AR Facility, at a borrowing rate of 6.5%. An increase or decrease of 1/4% in our interest rate on the AR Facility will change our annualized interest expense by approximately $0.2 million. In January 2024, we made a repayment of $10.0 million under the AR Facility.

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

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of OUTFRONT Media Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated statements of financial position of OUTFRONT Media Inc. and its subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations, of comprehensive income (loss), of equity and of cash flows for each of the three years in the period ended December 31, 2023, including the related notes and financial statement schedules listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Recoverability of Prepaid MTA Equipment Deployment Costs

As described in Notes 2 and 17 to the consolidated financial statements, the Company has an agreement with the New York Metropolitan Transportation Authority (“MTA”). As disclosed by management, under the current MTA agreement, which was amended in June 2020 and July 2021 and is subject to modification as agreed upon by the Company and the MTA, the Company is obligated to deploy, over a number of years, certain digital advertising screens and MTA communications displays. The Company is entitled to generate revenue through the sale of advertising on transit advertising displays and incurs transit franchise fees payable to the MTA, which are calculated based on a percentage of the advertising revenues generated under the contract, subject to a minimum guarantee. As title of the various digital displays the Company is obligated to deploy transfers to the MTA on installation, the cost of deploying these screens throughout the transit system does not represent the Company’s property and equipment. The portion of deployment costs expected to be reimbursed from transit franchise fees that would otherwise be payable to the MTA are recorded as prepaid MTA equipment deployment costs on the consolidated statement of financial position and charged to operating expenses as advertising revenue is generated. Management assesses the recoverability of the MTA contract on an as-needed basis and applies significant judgment in assessing factors to determine if there is an indication that the revenues expected to be generated over the term of the agreement will be sufficient to cover all or a portion of the equipment deployment costs, including evaluating macroeconomic conditions, industry trends, and events specific to the Company, including monitoring the Company’s actual installation of digital displays against the deployment schedule. Additionally, management assesses these factors by comparing revenue projections of the deployed digital displays to actual financial results. As disclosed by management, as a result of the reduced revenue forecast and reduced time remaining on the amended term of the MTA agreement, the Company currently does not expect to recoup any prepaid MTA equipment deployment costs throughout the remainder of the amended term of the MTA agreement. As a result, in the second quarter of 2023, the Company reclassified $385.0 million of prepaid MTA equipment deployment costs to intangible assets. Consequently, as of December 31, 2023, prepaid MTA equipment deployment costs were $0. The principal considerations for our determination that performing procedures relating to the recoverability of the prepaid MTA equipment deployment costs is a critical audit matter are (i) the significant judgment by management in evaluating the recoverability of the prepaid equipment deployment costs; and (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumption related to revenues expected to be generated over the term of the agreement. Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s accounting for performance under the MTA agreement, including controls over the assessment of the recoverability of the prepaid MTA equipment deployment costs. These procedures also included, among others, (i) determining whether there have been amendments to the MTA agreement in the current year and evaluating the impact of any such amendments, (ii) testing management’s process for assessing the recoverability of the prepaid MTA equipment deployment costs, (iii) testing the completeness and accuracy of underlying data used in management’s recoverability assessment, (iv) evaluating the actual revenue generated from the deployed digital displays in comparison to management’s revenue projections from the prior year, (v) evaluating the Company’s installation of digital displays against the deployment schedule, and (vi) evaluating the reasonableness of the significant assumption used by management related to revenues expected to be generated over the term of the agreement. Evaluating management’s assumption related to revenues expected to be generated over the term of the agreement involved evaluating whether the assumption used by management was reasonable considering (i) the comparison of revenue projections of the deployed digital displays to actual financial results; (ii) the consistency with external market and industry data; and (iii) whether the assumption was consistent with evidence obtained in other areas of the audit.

Long-Lived Asset Interim Impairment Assessment - MTA Asset Group

As described in Notes 2 and 4 to the consolidated financial statements, long-lived assets are assessed for impairment whenever there is an indication that the carrying amount of the assets may not be recoverable. Recoverability of these assets is determined by comparing the forecasted undiscounted cash flows generated by those assets to the respective asset’s carrying value. The amount of the impairment loss, if any, will be measured by the difference between the net carrying value and the estimated fair value of the asset. Management computes the estimated fair value of each asset group for which a quantitative assessment is performed using an income approach. Under the income approach, the fair value is determined using a discounted cash flow model. Management determined that the decline in the long-term outlook of the U.S. Transit and Other reporting unit and the related impact to future revenues and cash flows constituted a triggering event in the second quarter of 2023, requiring management to perform a recoverability test of the Company’s long-lived asset groups as of June 30, 2023. As a result of that test, management recorded a long-lived asset impairment charge of $463.5 million, primarily representing a $443.1 million impairment charge related to the MTA asset group, of which substantially all of the impairment related to intangible assets. Management’s cash flow models include significant estimates and assumptions such as projected revenue growth rates, billboard lease and transit franchise expenses, other operating and selling, general and administrative expenses, capital expenditures, and discount rates. The principal considerations for our determination that performing procedures relating to the long-lived asset interim impairment assessment for the MTA asset group is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of the MTA asset group; and (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumption related to the projected revenue growth; and (iii) the audit effort involved in the use of professionals with specialized skill and knowledge. Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s long-lived asset interim impairment assessment, including controls over management’s identification of events or changes in circumstances that indicate an impairment of an asset group has occurred and controls over the valuation of the MTA asset group. These procedures also included, among others (i) testing management’s process for developing the fair value estimate of the MTA asset group; (ii) evaluating the appropriateness of the cash flow models used by management; (iii) testing the completeness and accuracy of underlying data used in the cash flow models; and (iv) evaluating the reasonableness of the significant assumption used by management related to the projected revenue growth. Evaluating management’s assumption related to the projected revenue growth involved evaluating whether the assumption used by management was reasonable considering (i) the current and past performance of the asset grouping; (ii) the consistency with external market and industry data; and (iii) whether the assumption was consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating the appropriateness of the cash flow models.

/s/ PricewaterhouseCoopers LLP
New York, New York
February 22, 2024

We have served as the Company’s auditor since 2008.

OUTFRONT Media Inc.
Consolidated Statements of Financial Position

	As of December 31,
(in millions)	2023	2022
Assets:
Current assets:
Cash and cash equivalents	$36.0	$40.4
Receivables, less allowances of $17.2 in 2023 and $20.2 in 2022	287.6	315.5
Prepaid lease and transit franchise costs	4.5	9.1
Other prepaid expenses	19.2	19.8
Assets held for sale (Note 12)	34.6	—
Other current assets	15.7	5.6
Total current assets	397.6	390.4
Property and equipment, net (Note 3)	657.8	699.8
Goodwill (Note 4)	2,006.4	2,076.4
Intangible assets (Note 4)	695.4	858.5
Operating lease assets (Note 5)	1,591.9	1,562.6
Prepaid MTA equipment deployment costs (Note 17)	—	363.2
Assets held for sale (Note 12)	214.3	—
Other assets	19.5	39.1
Total assets	$5,582.9	$5,990.0

Liabilities:
Current liabilities:
Accounts payable	$55.5	$65.4
Accrued compensation	41.4	68.0
Accrued interest	34.2	31.1
Accrued lease and franchise costs	80.0	64.9
Other accrued expenses	56.2	47.6
Deferred revenues	37.7	35.3
Short-term debt (Note 8)	65.0	30.0
Short-term operating lease liabilities (Note 5)	180.9	188.1
Liabilities held for sale (Note 12)	24.1	—
Other current liabilities	18.0	21.2
Total current liabilities	593.0	551.6
Long-term debt, net (Note 8)	2,676.5	2,626.0
Deferred income tax liabilities, net (Note 15)	—	15.2
Asset retirement obligation (Note 6)	33.0	37.8
Operating lease liabilities (Note 5)	1,417.4	1,369.0
Liabilities held for sale (Note 12)	90.9	—
Other liabilities	42.0	41.2
Total liabilities	4,852.8	4,640.8

Commitments and contingencies (Note 17)

Preferred stock (2023 - 50.0 shares authorized, and 0.1 shares of Series A Preferred Stock issued and outstanding; 2022 - 50.0 shares authorized, and 0.1 shares of Series A Preferred Stock issued and outstanding) (Note 10)	119.8	119.8
Stockholders’ equity (Note 10):
Common stock 2023 - 450.0 shares authorized, and 165.1 shares issued and outstanding; 2022 - 450.0 shares authorized, and 164.2 shares issued or outstanding)	1.7	1.6
Additional paid-in capital	2,432.2	2,416.3
Distribution in excess of earnings	(1,821.1)	(1,183.4)
Accumulated other comprehensive loss (Note 9)	(5.8)	(9.1)
Total stockholders’ equity	607.0	1,225.4
Non-controlling interests	3.3	4.0
Total equity	730.1	1,349.2
Total liabilities and equity	$5,582.9	$5,990.0
See accompanying notes to consolidated financial statements.

OUTFRONT Media Inc.
Consolidated Statements of Operations

	Year Ended December 31,
(in millions, except per share amounts)	2023	2022	2021
Revenues:
Billboard	$1,444.9	$1,384.7	$1,182.3
Transit and other	375.7	387.4	281.6
Total revenues	1,820.6	1,772.1	1,463.9
Expenses:
Operating	968.3	911.4	784.0
Selling, general and administrative	429.7	422.1	368.2
Net (gain) loss on dispositions	(14.2)	0.2	(4.5)
Impairment charges	534.7	—	2.5
Depreciation	79.3	77.4	79.4
Amortization	81.2	73.3	66.0
Total expenses	2,079.0	1,484.4	1,295.6
Operating income (loss)	(258.4)	287.7	168.3
Interest expense, net	(158.4)	(131.8)	(130.4)
Loss on extinguishment of debt	(8.1)	—	(6.3)
Other income (loss), net	0.3	(0.2)	—
Income (loss) before benefit (provision) for income taxes and equity in earnings of investee companies	(424.6)	155.7	31.6
Benefit (provision) for income taxes	(4.0)	(9.4)	3.4
Equity in earnings of investee companies, net of tax	(1.1)	2.8	1.4
Net income (loss) before allocation to non-controlling interests	(429.7)	149.1	36.4
Net income attributable to non-controlling interests	0.7	1.2	0.8
Net income (loss) attributable to OUTFRONT Media Inc.	$(430.4)	$147.9	$35.6

Net income (loss) per common share:
Basic	$(2.66)	$0.84	$0.05
Diluted	$(2.66)	$0.84	$0.05

Weighted average shares outstanding:
Basic	164.9	161.1	145.4
Diluted	164.9	161.8	146.1
See accompanying notes to consolidated financial statements.

OUTFRONT Media Inc.
Consolidated Statements of Comprehensive Income (Loss)

	Year Ended December 31,
(in millions)	2023	2022	2021
Net income (loss) before allocation to non-controlling interests	$(429.7)	$149.1	$36.4
Net income attributable to non-controlling interests	0.7	1.2	0.8
Net income (loss) attributable to OUTFRONT Media Inc.	(430.4)	147.9	35.6
Other comprehensive income (loss), net of tax:
Cumulative translation adjustments	3.1	(7.9)	—
Net actuarial gain	0.2	2.8	8.4
Change in fair value of interest rate swap agreements	—	0.4	5.2
Total other comprehensive income (loss), net of tax	3.3	(4.7)	13.6
Total comprehensive income (loss)	$(427.1)	$143.2	$49.2
See accompanying notes to consolidated financial statements.

OUTFRONT Media Inc.
Consolidated Statements of Equity

			Stockholders’ Equity
(in millions, except per share amounts)	Shares of Series A Preferred Stock	Series A Preferred Stock ($0.01 per share par value)	Shares of Common Stock	Common Stock $0.01 per share par value)	Additional Paid-In Capital	Distribution in Excess of Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Non-Controlling Interests	Total Equity
Balance as of December 31, 2020	0.4	$383.4	144.5	$1.4	$2,090.8	$(1,100.4)	$(18.0)	$973.8	$26.5	$1,383.7
Net income	—	—	—	—	—	35.6	—	35.6	0.8	36.4
Other comprehensive income	—	—	—	—	—	—	13.6	13.6	—	13.6
Stock-based payments:
Vested	—	—	1.1	0.1	—	—	—	0.1	—	0.1
Amortization	—	—	—	—	28.6	—	—	28.6	—	28.6
Shares paid for tax withholding for stock-based payments	—	—	(0.5)	—	(8.9)	—	—	(8.9)	—	(8.9)
Class A equity interest redemptions	—	—	0.5	—	11.8	—	—	11.8	(11.8)	—
Series A Preferred Stock dividends 7%)	—	—	—	—	—	(28.0)	—	(28.0)	—	(28.0)
Dividends ($0.20 per share)	—	—	—	—	—	(29.2)	—	(29.2)	—	(29.2)
Other			—	—	(3.3)	—	—	(3.3)	(2.5)	(5.8)
Balance as of December 31, 2021	0.4	383.4	145.6	1.5	2,119.0	(1,122.0)	(4.4)	994.1	13.0	1,390.5
Net income	—	—	—	—	—	147.9	—	147.9	1.2	149.1
Other comprehensive (loss)	—	—	—	—	—	—	(4.7)	(4.7)	—	(4.7)
Stock-based payments:
Vested	—	—	1.2	—	—	—	—	—	—	—
Amortization	—	—	—	—	33.8	—	—	33.8	—	33.8
Shares paid for tax withholding for stock-based payments	—	—	(0.4)	—	(11.8)	—	—	(11.8)	—	(11.8)
Class A equity interest redemptions	—	—	0.4	—	8.6	—	—	8.6	(8.6)	—
Series A Preferred Stock Conversions	(0.3)	(266.8)	17.4	0.1	266.7	—	—	266.8	—	—
Series A Preferred Stock dividends 7%)	—	3.2	—	—	—	(12.0)	—	(12.0)	—	(8.8)
Dividends ($1.20 per share)	—	—	—	—	—	(197.3)	—	(197.3)	—	(197.3)
Other	—	—	—	—	—	—	—	—	(1.6)	(1.6)
Balance as of December 31, 2022	0.1	$119.8	164.2	$1.6	$2,416.3	$(1,183.4)	$(9.1)	$1,225.4	$4.0	$1,349.2

OUTFRONT Media Inc.
Consolidated Statements of Equity (Continued)

			Stockholders’ Equity
(in millions, except per share amounts)	Shares of Series A Preferred Stock	Series A Preferred Stock ($0.01 per share par value)	Shares of Common Stock	Common Stock ($0.01 per share par value)	Additional Paid-In Capital	Distribution in Excess of Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Non-Controlling Interests	Total Equity
Balance as of December 31, 2022	0.1	$119.8	164.2	$1.6	$2,416.3	$(1,183.4)	$(9.1)	$1,225.4	$4.0	$1,349.2
Net income (loss)	—	—	—	—	—	(430.4)	—	(430.4)	0.7	(429.7)
Other comprehensive income	—	—	—	—	—	—	3.3	3.3	—	3.3
Stock-based payments:
Vested	—	—	1.6	0.1	—	—	—	0.1	—	0.1
Amortization	—	—	—	—	28.4	—	—	28.4	—	28.4
Shares paid for tax withholding for stock-based payments	—	—	(0.7)	—	(12.5)	—	—	(12.5)	—	(12.5)
Series A Preferred Stock dividends 7%)	—	—	—	—	—	(8.8)	—	(8.8)	—	(8.8)
Dividends ($1.20 per share)	—	—	—	—	—	(198.5)	—	(198.5)	—	(198.5)
Other	—	—	—	—	—	—	—	—	(1.4)	(1.4)
Balance as of December 31, 2023	0.1	$119.8	165.1	$1.7	$2,432.2	$(1,821.1)	$(5.8)	$607.0	$3.3	$730.1

See accompanying notes to consolidated financial statements.

OUTFRONT Media Inc.
Consolidated Statements of Cash Flows

	Year Ended December 31,
(in millions)	2023	2022	2021
Operating activities:
Net income (loss) attributable to OUTFRONT Media Inc.	$(430.4)	$147.9	$35.6
Adjustments to reconcile net income (loss) to net cash flow provided by operating activities:
Net income attributable to non-controlling interests	0.7	1.2	0.8
Depreciation and amortization	160.5	150.7	145.4
Deferred tax (benefit) provision	(0.1)	4.7	(4.7)
Stock-based compensation	28.4	33.8	28.6
Provision (recovery) for doubtful accounts	5.8	4.9	(4.0)
Accretion expense	3.1	2.8	2.7
Net (gain) loss on dispositions	(14.2)	0.2	(4.5)
Impairment charges	511.4	—	2.5
Loss on extinguishment of debt	8.1	—	6.3
Equity in earnings of investee companies, net of tax	1.1	(2.8)	(1.4)
Distributions from investee companies	1.0	1.9	0.7
Amortization of deferred financing costs and debt discount and premium	6.7	6.5	7.1
Change in assets and liabilities, net of investing and financing activities:
Increase in receivables	(4.0)	(11.2)	(94.6)
Increase in prepaid MTA equipment deployment costs	(21.8)	(83.4)	(75.2)
(Increase) decrease in prepaid expenses and other current assets	(4.9)	6.0	15.0
Increase (decrease) in accounts payable and accrued expenses	(4.0)	(0.3)	38.9
Increase (decrease) in operating lease assets and liabilities	10.6	(15.4)	0.4
Increase in deferred revenues	3.5	4.5	1.4
Increase (decrease) in income taxes	(2.6)	1.3	(0.4)
Other, net	(4.7)	0.8	(1.8)
Net cash flow provided by operating activities	254.2	254.1	98.8

Investing activities:
Capital expenditures	(86.8)	(89.8)	(73.8)
Acquisitions	(33.7)	(353.9)	(136.5)
MTA franchise rights	0.6	(6.8)	(16.5)
Proceeds from dispositions	12.4	1.3	2.8
Investment in investee companies	—	(0.3)	—
Net cash flow used for investing activities	(107.5)	(449.5)	(224.0)

Financing activities:
Proceeds from long-term debt borrowings	450.0	—	500.0
Repayments of long-term debt borrowings	(400.0)	—	(500.0)
Proceeds from borrowings under short-term debt facilities	120.0	30.0	—
Repayments of borrowings under short-term debt facilities	(85.0)	—	(80.0)
Payments of deferred financing costs	(10.7)	(0.4)	(7.3)
Payments of debt extinguishment charges	(6.3)	—	(4.7)
Taxes withheld for stock-based compensation	(12.5)	(11.8)	(9.0)
Dividends	(207.0)	(205.8)	(57.5)
Other	—	—	(3.7)
Net cash flow used for financing activities	(151.5)	(188.0)	(162.2)

OUTFRONT Media Inc.
Consolidated Statements of Cash Flows (Continued)

	Year Ended December 31,
(in millions)	2023	2022	2021
Effect of exchange rate changes on cash, cash equivalents and restricted cash	0.4	(1.0)	0.2
Net decrease in cash, cash equivalents and restricted cash	(4.4)	(384.4)	(287.2)
Cash, cash equivalents and restricted cash at beginning of year	40.4	424.8	712.0
Cash, cash equivalents and restricted cash at end of year	$36.0	$40.4	$424.8

Supplemental disclosure of cash flow information:
Cash paid for income taxes (Note 15)	$6.7	$3.3	$1.7
Cash paid for interest	150.7	126.3	117.8

Non-cash investing and financing activities:
Accrued purchases of property and equipment	$7.7	$8.4	$3.2
Accrued MTA franchise rights	3.0	3.1	4.5

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

On October 22, 2023, the Company, Outfront Canada HoldCo 2 LLC, a wholly-owned subsidiary of the Company, and Outfront Canada Sub LLC, a wholly-owned subsidiary of the Company (together, the “Selling Subsidiaries”), entered into a Share Purchase Agreement (the “Share Purchase Agreement”) with Bell Media Inc. (the “Buyer”), relating to the sale of the Company’s outdoor advertising business in Canada (the “Canadian Business”). Pursuant to the Share Purchase Agreement, the Selling Subsidiaries agreed to sell all of its (and its affiliates) equity interests in Outdoor Systems Americas ULC and its subsidiaries (the “Transaction”), which hold all of the assets of the Canadian Business, to the Buyer, for C$410.0 million in cash, payable on the date of the consummation of the Transaction (the “Closing”). (See Note 12. Acquisitions and Dispositions: Dispositions: Canadian Business.)

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

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements (Continued)

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

New York Metropolitan Transportation Authority (the “MTA”) Agreement—Under our agreement with the MTA, as title of the various digital displays we are obligated to deploy transfers to the MTA on installation, the cost of deploying these screens throughout the transit system does not represent our property and equipment. The portion of deployment costs expected to be reimbursed from transit franchise fees that would otherwise be payable to the MTA are recorded as Prepaid MTA equipment deployment costs on the Consolidated Statement of Financial Position and charged to operating expenses as advertising revenue is generated. The short-term portion of Prepaid MTA equipment deployment costs represents the costs that we expect to recover from the MTA in the next twelve months. The portion of deployment costs expected to be reimbursed from advertising revenues that would otherwise be retained by us under the contract are recorded as Intangible assets on the Consolidated Statement of Financial Position and charged to amortization expense on a straight-line basis over the contract period. We assess the recoverability of the MTA contract on an as-needed basis and apply significant judgment in assessing factors to determine if there is an indication that the revenues expected to be generated over the term of the agreement will be sufficient to cover all or a portion of the equipment deployment costs, including evaluating macroeconomic conditions, industry trends, and events specific to the Company, including monitoring the Company’s actual installation of digital displays against the deployment schedule. Additionally, we assess these factors by comparing revenue projections of the deployed digital displays to actual financial results.

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

Impairment of Long-Lived Assets—Long-lived assets held for sale are required to be measured at the lower of their carrying value (including unrecognized foreign currency translation adjustment losses) or fair value less cost to sell. Long-lived assets are assessed for impairment whenever there is an indication that the carrying amount of the asset may not be recoverable. Recoverability of these assets is determined by comparing the forecasted undiscounted cash flows generated by those assets to the respective asset’s carrying value. The amount of impairment loss, if any, will be measured by the difference between the net carrying value and the estimated fair value of the asset. We compute the estimated fair value of each asset group for which we perform a quantitative assessment using an income approach. Under the income approach, the fair value is determined using a

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements (Continued)

discounted cash flow model. Our cash flow models requires us to use significant estimates and assumptions such as projected revenue growth rates, billboard lease and transit franchise expenses, other operating and selling, general and administrative expenses, capital expenditures, and discount rates. The projected revenue growth rates, billboard lease and transit franchise expenses, other operating and selling, general and administrative expenses and capital expenditures are based on our internal forecasts of future performance, as well as historical trends. The discount rates represent the weighted average cost of capital derived using known and estimated market metrics. There can be no assurance that these estimates and assumptions will prove to be an accurate prediction of the future, and a downward revision of these estimates and/or assumptions would decrease the fair values of our asset groups, which could result in additional impairment charges in the future.

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

Hedging Activities—We have utilized interest rate cash flow swap agreements in the past to effectively convert a portion of our variable rate debt to a fixed rate and may do so again in the future. The interest rate swaps were designated and qualified as cash flow hedges and, as a result, changes in the fair value of the swaps were recorded in Other comprehensive income (loss) before taxes on the Consolidated Statements of Comprehensive Income.

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

Deferred revenues primarily consist of revenues collected in advance of being earned.

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

Adoption of New Accounting Standards

In the first quarter of 2023, we adopted the FASB’s guidance on the recognition and measurement of contract assets and

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements (Continued)

contract liabilities acquired in a business combination. At the acquisition date, the acquirer should account for the related revenue contracts as if it had originated the contracts. The guidance also provides certain practical expedients for acquirers when recognizing and measuring acquired contract assets and contract liabilities from revenue contracts in a business combination. We will implement this guidance when accounting for business combinations in the future.

In March 2020 and December 2022, the FASB issued guidance providing optional expedients and exceptions for accounting for contracts, hedging relationships and other transactions that reference to the London Interbank Offered Rate or another reference rate expected to be discontinued because of reference rate reform, if certain criteria are met. The guidance is effective for all entities as of March 12, 2020, through December 31, 2024. This guidance did not have a significant impact on our accounting for our existing debt.

Recent Pronouncements

In November 2023, the FASB issued guidance to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The guidance is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. We are currently evaluating the impact of this guidance on our consolidated financial statements.

In December 2023, the FASB issued guidance to enhance the transparency and decision usefulness of income tax disclosures primarily related to rate reconciliation and income taxes paid information. The guidance is effective for annual periods beginning after December 15, 2024. Early adoption is permitted. Retrospective application is permitted. We are currently evaluating the impact of this guidance on our consolidated financial statements.

Note 3. Property and Equipment, Net

The table below presents the balances of major classes of assets and accumulated depreciation.

	As of December 31,
(in millions)	2023(a)	2022
Land	$110.1	$112.2
Buildings and improvements	42.7	56.5
Advertising structures	1,716.2	2,006.8
Furniture, equipment and other	173.9	183.4
Construction in progress	39.5	38.5
	2,082.4	2,397.4
Less accumulated depreciation	1,424.6	1,697.6
Property and equipment, net	$657.8	$699.8
(a)In 2023, in connection with the Transaction, Property and equipment were reclassified as Assets held for sale on the Consolidated Statement of Financial Position. (See Note 12. Acquisitions and Dispositions: Dispositions: Canadian Business.)

Depreciation expense was $79.3 million in 2023, $77.4 million in 2022 and $79.4 million in 2021.

Note 4. Long-Lived Assets

By the end of the first half of 2023, our U.S. Transit and Other reporting unit did not meet revenue expectations and as of June 30, 2023, our revenue pacing and outlook for the remainder of 2023 reflected a continued decline in transit revenues as compared to our 2023 forecast due to underperformance across our transit business, including the MTA transit system. As a result, in the second quarter of 2023, we determined that there was a decline in the long-term outlook for our U.S. Transit and Other reporting unit constituting a triggering event, which required an interim impairment analysis of goodwill and long-lived assets.

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements (Continued)

Goodwill

For the years ended December 31, 2023 and 2022, the changes in the book value of goodwill by segment were as follows:

(in millions)	U.S. Media	Other	Total
As of December 31, 2021	$2,054.0	$23.8	$2,077.8
Currency translation adjustments	—	(1.4)	(1.4)
As of December 31, 2022	2,054.0	22.4	2,076.4
Dispositions(a)	—	(22.9)	(22.9)
Currency translation adjustments	—	0.5	0.5
Impairment	(47.6)	—	(47.6)
As of December 31, 2023	2,006.4	—	2,006.4
(a)In 2023, in connection with the Transaction, Goodwill in Other was reclassified as Assets held for sale on the Consolidated Statement of Financial Position. (See Note 12. Acquisitions and Dispositions: Dispositions: Canadian Business.)

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

In the fourth quarter of 2023, we performed a qualitative assessment of two of our reporting units for possible goodwill impairment and no additional goodwill impairment was identified. As of December 31, 2023, all outstanding goodwill balances were associated with the U.S. billboard reporting unit.

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

Our identifiable intangible assets consist of the following:

(in millions)	Gross	Accumulated Amortization	Impairment	Net
As of December 31, 2023:
Permits and leasehold agreements	$1,535.5	$(893.8)	$—	$641.7
Franchise agreements(a)	934.8	(426.4)	(467.9)	40.5
Other intangible assets	19.5	(6.3)	—	13.2
Total intangible assets(b)	$2,489.8	$(1,326.5)	$(467.9)	$695.4

As of December 31, 2022:
Permits and leasehold agreements	$1,597.6	$(868.7)	$—	$728.9
Franchise agreements	533.2	(418.6)	—	114.6
Other intangible assets	18.9	(3.9)	—	15.0
Total intangible assets	$2,149.7	$(1,291.2)	$—	$858.5
(a)We reclassified all Prepaid MTA equipment deployment costs (see Note 17. Commitments and Contingencies) and recorded impairments in the second, third and fourth quarters of 2023 due to a decline in the long-term outlook of our U.S. Transit and Other reporting unit.
(b)In 2023, in connection with the Transaction, Intangible assets, net, of $53.0 million was reclassified as Assets held for sale on the Consolidated Statement of Financial Position. (See Note 12. Acquisitions and Dispositions: Dispositions: Canadian Business.)

In 2023, we acquired 453 displays, resulting in amortizable intangible assets for permits and leasehold agreements, and other intangible assets of $30.4 million, which are amortized using the straight-line method over their estimated useful lives, an

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements (Continued)

average period of 17.5 years, including five displays related to the Transaction, resulting in amortizable intangible assets for permits and leasehold agreements, and other intangible assets of $2.7 million, that has been reclassified as Assets held for sale on the Consolidated Statement of Financial Position.

All of our intangible assets, except goodwill, are subject to amortization. Amortization expense was $81.2 million in 2023, $73.3 million in 2022 and $66.0 million in 2021.

During the second quarter of 2023, we performed an analysis of the carrying value of our long-lived asset groups within our U.S. Transit and Other reporting unit as a result of the triggering event noted above utilizing undiscounted cash flows compared to the carrying value of the asset groups and determined that they were not fully recoverable. We then compared the fair value of the assets (calculated using a cash flow model) to the carrying value and we recorded impairment charges of $463.5 million, primarily representing a $443.1 million impairment charge related to our MTA asset group.

As a result of our continued expectation of negative aggregate cash flows related to our MTA asset group, we recorded additional impairment charges of $12.1 million in the third quarter of 2023 and $11.0 million in the fourth quarter of 2023, representing additional MTA equipment deployment cost spending during the quarters.

We expect our aggregate annual amortization expense for intangible assets for each of the years 2024 through 2028, to be as follows:

(in millions)	2024	2025	2026	2027	2028
Amortization expense	$68.9	$65.9	$61.1	$55.3	$51.2

Note 5. Leases

Lessee

	As of
(in millions, except years and percentages)	December 31, 2023	December 31, 2022
Operating lease assets(a)	$1,591.9	$1,562.6
Short-term operating lease liabilities(a)	180.9	188.1
Non-current operating lease liabilities(a)	1,417.4	1,369.0

Weighted-average remaining lease term	10.9 years	11.0 years
Weighted-average discount rate	6.2%	5.8%
(a)In 2023, in connection with the Transaction, Operating lease assets of $85.9 million was reclassified as Assets held for sale and Short-term operating lease liabilities of $15.1 million and Non-current Operating lease liabilities of $70.4 million were reclassified as Liabilities held for sale on the Consolidated Statement of Financial Position. (See Note 12. Acquisitions and Dispositions: Dispositions: Canadian Business.)

	Year Ended December 31,
(in millions)	2023	2022	2021
Operating expenses	$502.9	$451.5	$401.7
Selling, general and administrative expenses	13.0	10.5	9.3
Variable costs	143.7	113.8	80.6

Cash paid for operating leases	486.6	458.2	394.3
Leased assets obtained in exchange for new operating lease liabilities	397.2	285.1	279.4
(a)Includes an out-of-period adjustment of $5.2 million recorded in the first quarter of 2023 related to variable billboard property lease expenses (see Note 1. Description of Business and Basis of Presentation).

In 2023, 2022 and 2021, sublease income related to office properties was immaterial.

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements (Continued)

As of December 31, 2023, minimum rental payments under operating leases are as follows:

(in millions)	Operating Leases
2024	$275.2
2025	264.2
2026	239.9
2027	218.3
2028	178.5
2029 and thereafter	1,146.9
Total operating lease payments	2,323.0
Less: Interest	724.7
Present value of lease liabilities(a)	$1,598.3
(a)Excludes minimum rental payments to be made in connection with $85.4 million of lease liabilities reclassified to Liabilities held for sale on the Consolidated Statement of Financial Position in connection with the Transaction. (See Note 12. Acquisitions and Dispositions: Dispositions: Canadian Business.)

Lessor

We recorded rental income of $1,349.3 million in 2023, $1,321.1 million in 2022 and $1,141.1 million in 2021 in Revenues on our Consolidated Statement of Operations.

As of December 31, 2023, rental payments to be received under non-cancellable operating leases are as follows:

(in millions)	Rental Income
2024	$521.8
2025	28.8
2026	6.5
2027	2.3
2028	2.0
2029 and thereafter	10.0
Total minimum payments(a)	$571.4
(a)Excludes an immaterial amount of rental payments to be received under non-cancellable operating leases related to amounts reclassified to Assets held for sale on the Consolidated Statement of Financial Position in connection with the Transaction. (See Note 12. Acquisitions and Dispositions: Dispositions: Canadian Business.)

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

	Year Ended December 31,
(in millions)	2023	2022
Balance, at beginning of period	$37.8	$36.4
Accretion expense	3.1	2.8
Additions	0.2	0.8
Liabilities settled(a)	(8.2)	(1.9)
Foreign currency translation adjustments	0.1	(0.3)
Balance, at end of period	$33.0	$37.8
(a)In 2023, includes $5.0 million of liabilities reclassified to Liabilities held for sale on the Consolidated Statement of Financial Position in connection with the Transaction. (See Note 12. Acquisitions and Dispositions: Dispositions: Canadian Business.)

Note 7. Related Party Transactions

On January 18, 2023, we entered into a transaction with an affiliate of Providence Equity Partners L.L.C. (the “Providence Affiliate”) in connection with the Providence Affiliate’s purchase of a lease for certain outdoor advertising assets (the “Assets”) from a third-party seller. Pursuant to an agreement between us and the Providence Affiliate (the “Billboard Agreement”), we agreed to exclusively market, license and make advertising space available on the Assets to third-party advertisers for a term of up to ten years (the “Billboard Transaction”). In return, we will retain all revenues from the sale of advertising with respect to the Assets less the following payments to the Providence Affiliate or its payment designee, as applicable: (i) a minimum annual guarantee payment paid to the Providence Affiliate’s payment designee that increases from approximately $1.8 million to $3.5 million during the term of the Billboard Agreement; (ii) a minimum annual guarantee payment paid to the Providence Affiliate that increases from $8.5 million to $12.0 million by year six and adjusted for inflation thereafter through year ten; (iii) a percentage revenue share payment on gross revenues generated above $22.0 million paid to the Providence Affiliate during the term of the Billboard Agreement; (iv) a percentage revenue share payment on net revenues until $100.0 million is paid to the Providence Affiliate or its payment designee, as applicable; and (v) a one-time payment of $10.0 million paid to the Providence Affiliate on the fifth anniversary of the closing of the Billboard Transaction (the “Billboard Transaction Closing”) if we have not yet acquired the Assets as described below. The Billboard Agreement also provides that (i) we have the option to acquire the Assets from the Providence Affiliate between the third and seventh anniversaries of the Billboard Transaction Closing at pre-agreed prices depending on the time at which we exercise the option; (ii) prior to the seventh anniversary of the Billboard Transaction Closing, we have a right of first offer prior to any sale of the Assets by the Providence Affiliate to a third-party; and (iii) in the event of a termination of the Billboard Agreement by the Providence Affiliate after a sale to a third-party, we may in certain circumstances be entitled to receive a termination payment. As of December 31, 2023, operating lease assets related to the Billboard Agreement were $91.5 million, current operating lease liabilities related to the Billboard Agreement were $3.6 million and non-current operating lease liabilities related to the Billboard Agreement were $92.1 million, and are included in Operating lease assets, current Operating lease liabilities and non-current Operating lease liabilities, respectively, on the Consolidated Statements of Financial Position. Billboard revenues related to the Billboard Agreement were $11.4 million in 2023 and recorded in Revenues on the Consolidated Statement of Operations. Operating lease expenses related to the Billboard Agreement were $11.5 million in 2023 and recorded in Operating expenses on the Consolidated Statement of

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements (Continued)

Operations.

Joint Ventures

We have a 50% ownership interest in two active joint ventures that operate transit shelters in the greater Los Angeles area and Vancouver, and two active joint ventures which operate a total of seven billboard displays in New York and Boston. All of these ventures are accounted for as equity investments. These investments totaled $8.2 million as of December 31, 2023, and $12.2 million as of December 31, 2022, and are included in Other assets on the Consolidated Statements of Financial Position. In 2023, in connection with the Transaction, an equity investment was reclassified as Assets held for sale on the Consolidated Statement of Financial Position. (See Note 12. Acquisitions and Dispositions: Dispositions: Canadian Business.) We provided sales and management services to these joint ventures and recorded management fees in Revenues on the Consolidated Statement of Operations of $4.9 million in 2023, $8.6 million in 2022 and $6.3 million in 2021.

Note 8. Debt

Debt, net, consists of the following:

	As of December 31,
(in millions, except percentages)	2023	2022
Short-term debt:
AR Facility	$65.0	$30.0
Total short-term debt	65.0	30.0

Long-term debt:
Term loan, due 2026	$598.9	$598.6

Senior secured notes:
7.375% senior secured notes, due 2031	450.0	—

Senior unsecured notes:
6.250% senior unsecured notes, due 2025	—	400.0
5.000% senior unsecured notes, due 2027	650.0	650.0
4.250% senior unsecured notes, due 2029	500.0	500.0
4.625% senior unsecured notes, due 2030	500.0	500.0
Total senior unsecured notes	1,650.0	2,050.0

Debt issuance costs	(22.4)	(22.6)
Total long-term debt, net	2,676.5	2,626.0

Total debt, net	$2,741.5	$2,656.0

Weighted average cost of debt	5.7%	5.2%

Term Loan

The interest rate on the term loan due in 2026 (the “Term Loan”) was 7.1% per annum as of December 31, 2023. As of December 31, 2023, a discount of $1.1 million on the Term Loan remains unamortized. The discount is being amortized through Interest expense, net, on the Consolidated Statement of Operations.

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

As of December 31, 2023, there were no outstanding borrowings under the Revolving Credit Facility.

The commitment fee based on the amount of unused commitments under the Revolving Credit Facility was $1.7 million in 2023, $1.6 million in 2022 and $1.8 million in 2021. As of December 31, 2023, we had issued letters of credit totaling approximately $6.5 million against the letter of credit facility sublimit under the Revolving Credit Facility.

Standalone Letter of Credit Facilities

As of December 31, 2023, we had issued letters of credit totaling approximately $75.6 million under our aggregate $81.0 million standalone letter of credit facilities. The total fees under the letter of credit facilities in 2023, 2022 and 2021 were immaterial.

Accounts Receivable Securitization Facilities

As of December 31, 2023, we have a $150.0 million revolving accounts receivable securitization facility (the “AR Facility”), which terminates in May 2025, unless further extended.

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

As of December 31, 2023, there were $65.0 million of outstanding borrowings under the AR Facility, at a borrowing rate of 6.5%. As of December 31, 2023, borrowing capacity remaining under the AR Facility was $85.0 million based on approximately $316.0 million of accounts receivable that could be used as collateral for the AR Facility in accordance with the agreements governing the AR Facility. The commitment fee based on the amount of unused commitments under the AR

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements (Continued)

Facility was $0.2 million in 2023, $0.3 million in 2022 and immaterial in 2021. In January 2024, we made a repayment of $10.0 million under the AR Facility.

Senior Secured Notes

On November 20, 2023, the Borrowers issued $450.0 million aggregate principal amount of 7.375% Senior Secured Notes due 2031 (the “2031 Notes”) in a private placement. The 2031 Notes are senior secured obligations of the Borrowers and are guaranteed on a senior secured basis by the Company and each of its direct and indirect domestic subsidiaries that guarantee the Senior Credit Facilities (the “Guarantors”). The Notes and the related guarantees are secured by liens on substantially all of the assets of the Borrowers and the Guarantors, on a pari passu basis with the Senior Credit Facilities (subject to the terms of an intercreditor agreement), subject to certain exceptions and permitted liens, including the exclusion of equity in Canadian subsidiaries that are pending sale. Interest on the 2031 Notes is payable on May 15 and November 15 of each year, beginning on May 15, 2024. On or after November 15, 2026, the Borrowers may redeem at any time, or from time to time, some or all of the 2031 Notes. Prior to such date the Borrowers may redeem up to 40% of the aggregate principal amount with the net proceeds of certain equity offerings, provided that at least 50% of the aggregate principal amount of the 2031 Notes will remain outstanding after the redemption. In addition the Borrowers may redeem some or all of the 2031 Notes at any time, or from time to time, prior to November 15, 2026, at a price equal to 100% of the principal amount of the 2031 Notes to be redeemed, plus the applicable “make whole” premium, plus accrued and unpaid interest, if any, to the date of redemption.

On November 21, 2023, we used the net proceeds from the issuance of the 2031 Notes to redeem all of our outstanding 6.250% Senior Unsecured Notes due 2025 (the “2025 Notes”) and to pay accrued and unpaid interest on the 2025 Notes, if any, to, but excluding, the redemption date, and to pay fees and expenses in connection with the 2031 Notes offering and the 2025 Notes redemption. In the fourth quarter of 2023, we recorded a Loss on extinguishment of debt of $8.1 million relating to the 2025 Notes on the Consolidated Statement of Operations.

Debt Covenants

Our credit agreement, dated as of January 31, 2014 (as amended, restated, amended and restated, supplemented or otherwise modified, the “Credit Agreement”), governing the Senior Credit Facilities, the agreements governing the AR Facility, and the indentures governing our senior notes contain customary affirmative and negative covenants, subject to certain exceptions, including but not limited to those that restrict the Company’s and its subsidiaries’ abilities to (i) pay dividends on, repurchase or make distributions in respect to the Company’s or its wholly-owned subsidiary, Outfront Media Capital LLC’s capital stock or make other restricted payments other than dividends or distributions necessary for us to maintain our REIT status, subject to certain conditions and exceptions, (ii) enter into agreements restricting certain subsidiaries’ ability to pay dividends or make other intercompany or third-party transfers, and (iii) incur additional indebtedness. One of the exceptions to the restriction on our ability to incur additional indebtedness is satisfaction of a Consolidated Total Leverage Ratio, which is the ratio of our consolidated total debt to our Consolidated EBITDA (as defined in the Credit Agreement) for the trailing four consecutive quarters, of no greater than 6.0 to 1.0. As of December 31, 2023, our Consolidated Total Leverage Ratio was 5.3 to 1.0 in accordance with the Credit Agreement.

The terms of the Credit Agreement (and under certain circumstances, the agreements governing the AR Facility) require that we maintain a Consolidated Net Secured Leverage Ratio, which is the ratio of (i) our consolidated secured debt (less up to $150.0 million of unrestricted cash) to (ii) our Consolidated EBITDA (as defined in the Credit Agreement) for the trailing four consecutive quarters, of no greater than 4.5 to 1.0. As of December 31, 2023, our Consolidated Net Secured Leverage Ratio was 2.0 to 1.0 in accordance with the Credit Agreement. As of December 31, 2023, we are in compliance with our debt covenants.

Deferred Financing Costs

As of December 31, 2023, we had deferred $27.4 million in fees and expenses associated with the Term Loan, the Revolving Credit Facility, the AR Facility and our senior notes. We are amortizing the deferred fees through Interest expense, net, on our Consolidated Statement of Operations over the respective terms of the Term Loan, Revolving Credit Facility, AR Facility and our senior notes.

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements (Continued)

Fair Value

Under the fair value hierarchy, observable inputs such as unadjusted quoted prices in active markets for identical assets or liabilities are defined as Level 1; observable inputs other than quoted prices included within Level 1 that are either directly or indirectly observable for the asset or liability are defined as Level 2; and unobservable inputs for the asset or liability are defined as Level 3. The aggregate fair value of our debt, which is estimated based on quoted market prices of similar liabilities, was approximately $2.7 billion as of December 31, 2023 and $2.5 billion as of December 31, 2022. The fair value of our debt as of both December 31, 2023 and 2022 is classified as Level 2.

Note 9. Accumulated Other Comprehensive Loss

The following table presents the changes in the components of accumulated other comprehensive loss.

(in millions)	Cumulative Translation Adjustments	Net Actuarial Gain (Loss)	Loss on Interest Rate Cash Flow Swaps	Accumulated Other Comprehensive Loss
As of December 31, 2020	$(1.3)	$(11.1)	$(5.6)	$(18.0)
Other comprehensive income before reclassifications	—	7.9	5.2	13.1
Amortization of actuarial losses reclassified to net income(a)	—	0.5	—	0.5
Total other comprehensive income, net of tax	—	8.4	5.2	13.6
As of December 31, 2021	(1.3)	(2.7)	(0.4)	(4.4)
Other comprehensive income (loss) before reclassifications	(7.9)	2.8	0.4	(4.7)
Total other comprehensive income (loss), net of tax	(7.9)	2.8	0.4	(4.7)
As of December 31, 2022	(9.2)	0.1	—	(9.1)
Other comprehensive income before reclassifications	3.1	0.2	—	3.3
Total other comprehensive income, net of tax	3.1	0.2	—	3.3
As of December 31, 2023	$(6.1)	$0.3	$—	$(5.8)
(a)See Note 14. Retirement Benefits to the Consolidated Financial Statements for additional details of items reclassified from accumulated other comprehensive loss to net income.

Net actuarial gain (loss) included in other comprehensive income (loss) is net of a tax provision of $1.0 million in 2022 and $2.9 million in 2021. There was no tax provision or benefit related to net actuarial gain (loss) included in other comprehensive income in 2023.

Note 10. Equity

As of December 31, 2023, 450,000,000 shares of our common stock, par value $0.01 per share, were authorized; 165,052,191 shares were issued and outstanding; and 50,000,000 shares of our preferred stock, par value $0.01 per share, were authorized with 125,000 shares of our Series A Convertible Perpetual Preferred Stock (the “Series A Preferred Stock”), par value $0.01 per share, issued and outstanding.

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

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements (Continued)

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

During 2023, we paid cash dividends of $8.8 million on the Series A Preferred Stock. As of December 31, 2023, the maximum number of shares of common stock that could be required to be issued on conversion of the outstanding shares of Series A Preferred Stock was approximately 7.8 million shares.

We have a sales agreement in connection with an “at-the-market” equity offering program (the “ATM Program”), under which we may, from time to time, issue and sell shares of our common stock up to an aggregate offering price of $300.0 million. We have no obligation to sell any of our common stock under the sales agreement and may at any time suspend solicitations and offers under the sales agreement. In 2023, no shares of our common stock were sold under the ATM Program. As of December 31, 2023, we had approximately $232.5 million of capacity remaining under the ATM Program.

On February 21, 2024, we announced that our board of directors approved a quarterly cash dividend of $0.30 per share on our common stock, payable on March 28, 2024, to stockholders of record at the close of business on March 1, 2024.

Note 11. Revenues

We do not disclose the value of unsatisfied performance obligations for contracts with an original expected term of one year or less, which primarily represent the transaction price allocated to the remaining display period for unsatisfied transit franchise contracts.

The following table summarizes revenues by source:

	Years Ended December 31,
(in millions)	2023	2022	2021
Billboard:
Static displays	$948.0	$936.9	$829.8
Digital displays	441.7	400.8	308.1
Other	55.2	47.0	44.4
Billboard revenues	1,444.9	1,384.7	1,182.3
Transit:
Static displays	191.8	212.6	170.5
Digital displays	146.6	139.1	81.3
Other	31.1	29.4	26.2
Total transit revenues	369.5	381.1	278.0
Other	6.2	6.3	3.6
Transit and other revenues	375.7	387.4	281.6
Total revenues	$1,820.6	$1,772.1	$1,463.9

Rental income was $1,349.3 million in 2023, $1,321.1 million in 2022 and $1,141.1 million in 2021, and is recorded in Billboard revenues on the Consolidated Statement of Operations.

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements (Continued)

The following table summarizes revenues by geography:

	Years Ended December 31,
(in millions)	2023	2022	2021
United States:
Billboard	$1,369.7	$1,308.8	$1,116.1
Transit and other	352.6	365.1	265.9
Other	6.2	6.3	3.6
Total United States revenues	1,728.5	1,680.2	1,385.6
Canada	92.1	91.9	78.3
Total revenues	$1,820.6	$1,772.1	$1,463.9

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

Note 12. Acquisitions and Dispositions

Acquisitions

We completed several asset acquisitions for a total purchase price of approximately $33.7 million in 2023, $353.9 million in 2022 and $136.5 million in 2021.

In the second quarter of 2022, we completed the acquisition of approximately 950 billboard displays, including 21 digital displays, as well as certain business assets, in Portland, Oregon, and Clark County, Washington, from Pacific Outdoor Advertising, L.L.C., for $185.0 million, subject to closing and post-closing adjustments, using cash on hand.

Dispositions

Canadian Business

On October 22, 2023, the Selling Subsidiaries entered into a Share Purchase Agreement with the Buyer, relating to the sale of the Canadian Business. Pursuant to the Share Purchase Agreement, the Selling Subsidiaries agreed to sell all of its (and its affiliates) equity interests in Outdoor Systems Americas ULC and its subsidiaries, which hold all of the assets of the Canadian Business, to the Buyer, for C$410.0 million in cash, payable on the date of the consummation of the Transaction. The purchase price is subject to (i) adjustments at and following the Closing for working capital, cash, indebtedness, capital expenditures and transaction expenses, and (ii) a holdback to be released at or following the Closing, in whole or in part, if certain third-party contracts are renewed or extended on certain terms.

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements (Continued)

The consummation of the Transaction is expected to occur in the first half of 2024, subject to certain closing conditions, including, among others, (i) the absence of any enacted or pending law, order, judgment or litigation by a governmental authority prohibiting the consummation of the Transaction, and (ii) receipt of antitrust approval in Canada (the “Antitrust Approval”). The obligation of the Buyer to consummate the Transaction is also conditioned on the absence of a material adverse effect on the Canadian Business following the date of the Share Purchase Agreement and the Selling Subsidiaries’ obligation to spend a target percentage of forecasted capital expenditures through the Closing. The obligation of each party to consummate the Transaction is conditioned on each party’s representations and warranties being true and correct and each party having performed in all material respects its obligations under the Share Purchase Agreement. In addition, the Share Purchase Agreement may be terminated under certain circumstances, including (i) by mutual written agreement of the Buyer and the Selling Subsidiaries; (ii) by either the Buyer or the Selling Subsidiaries if the Closing does not occur by July 22, 2024, with extensions by the Buyer or the Selling Subsidiaries under certain conditions until no later than October 22, 2024 (the “Outside Date”); or (iii) by either the Buyer or the Selling Subsidiaries if a failure by either the Buyer or the Seller Subsidiaries is the principal cause of any closing condition not being satisfied. If the Antitrust Approval is not received by the Outside Date and the principal cause of such failure is not a failure of the Selling Subsidiaries or its subsidiaries to perform any of their obligations under the Share Purchase Agreement, the Buyer will pay a termination fee to the Selling Subsidiaries in the amount of C$20.0 million.

In connection with the Transaction, the assets of our outdoor advertising business in Canada has been classified as Assets held for sale on the Consolidated Statement of Financial Position. It is required that we measure assets held for sale at the lower of their carrying value (including unrecognized foreign currency translation adjustment losses) or fair value less cost to sell. The components of Assets held for sale and Liabilities held for sale were as follows:

(in millions)	As of December 31, 2023
Current assets:
Receivables, less allowances	$26.7
Other current assets	7.9
Current assets held for sale	34.6
Property and equipment, net	39.9
Goodwill	22.9
Intangible assets	53.0
Operating lease assets	85.9
Other assets	12.6
Total assets held for sale	$248.9

Current liabilities held for sale	24.1
Deferred income tax liabilities, net	15.5
Asset retirement obligation	5.0
Operating lease liabilities	70.4
Total liabilities held for sale	$115.0

Los Angeles Office and Operations Center

In the fourth quarter of 2023, we sold three parcels of land and the related structures in Los Angeles, California, for a total sales price of $15.5 million. This facility previously housed our Los Angeles sales office and operations center. Our Los Angeles sales office has relocated to a new location, and we entered into a leaseback of the operational portion of the facility for a term of five years. We have accounted for the transaction as a sale-leaseback, resulting in a gain of $12.4 million. We have also recorded Operating lease assets and Operating lease liabilities of $2.5 million in connection with the lease on our Statements of Financial Position.

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements (Continued)

Note 13. Stock-Based Compensation

Effective as of June 6, 2023, we amended the OUTFRONT Media Inc. Amended and Restated Omnibus Stock Incentive Plan (the “Stock Plan”) to, among other things, increase the number of shares of our common stock reserved for issuance under our prior plan by 6,475,000 shares, so that the aggregate number of shares reserved for issuance under the Stock Plan is 19,575,000 shares of our common stock. Under the Stock Plan, the board of directors is authorized to grant awards of options to purchase shares of our common stock, stock appreciation rights, restricted and unrestricted stock, restricted share units (“RSUs”), dividend equivalents, performance awards, including performance-based restricted share units (“PRSUs”), and other equity-related awards and cash payments to all of our employees and non-employee directors and employees of our subsidiaries. In addition, consultants and advisors who perform services for us and our subsidiaries may, under certain conditions, receive grants under the Stock Plan.

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

The following table summarizes our stock-based compensation expense for 2023, 2022 and 2021.

	Year Ended December 31,
(in millions)	2023	2022	2021
Stock-based compensation expense (RSUs and PRSUs), before income taxes	$28.4	$33.8	$28.6
Tax benefit	(1.0)	(1.6)	(1.4)
Stock-based compensation expense, net of tax	$27.4	$32.2	$27.2

As of December 31, 2023, total unrecognized compensation cost related to non-vested RSUs and PRSUs was $26.6 million, which is expected to be recognized over a weighted average period of 1.6 years.

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements (Continued)

RSUs and PRSUs

The following table summarizes the 2023 activity of the RSUs and PRSUs issued to our employees.

	Activity	Weighted Average Per Share Grant Date Fair Market Value
Non-vested as of December 31, 2022	2,644,039	$24.28
Granted:
RSUs	1,109,485	19.03
PRSUs	619,687	20.64
Vested:
RSUs	(941,942)	24.56
PRSUs	(516,609)	25.36
Forfeitures:
RSUs	(97,480)	21.25
PRSUs	(35,344)	21.50
Non-vested as of December 31, 2023	2,781,836	21.10

The total fair value of RSUs and PRSUs that vested was $36.2 million during 2023, $25.9 million during 2022 and $22.6 million during 2021.

Note 14. Retirement Benefits

We sponsor two defined benefit pension plans covering specific groups of employees in Canada and the U.S.

The Outfront Media Canada LP pension plan (the “Plan”) is closed to new employees and as of December 31, 2021, we completed freezing the Plan to any future benefit accruals. Employees under the Plan are now entitled to enhanced defined contribution plan benefits. The benefits for the pension plan in Canada were based primarily on an employee’s years of service and an average of the employee’s highest five years of earnings. Participating employees in the pension plan in Canada were vested after two years of service or immediately, depending on the province of their employment. We funded the pension plan in Canada in accordance with the rules and regulations of the Pension Benefits Act of the Province of Ontario, Canada. Canada pension plan assets consist principally of insurance contracts, equity securities and corporate and government-related fixed income securities, and global infrastructure.

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

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements (Continued)

The following table sets forth the change in benefit obligation for our pension plans.

	As of December 31,
(in millions)	2023	2022	2021
Benefit obligation, beginning of year	$47.0	$65.3	$71.3
Service cost	—	—	0.1
Interest cost	2.1	1.9	1.8
Actuarial gain	(0.3)	(14.8)	(5.2)
Settlements paid	(20.2)	—	—
Benefits paid	(2.0)	(2.2)	(2.9)
Cumulative translation adjustments	0.6	(3.2)	0.2
Benefit obligation, end of year	$27.2	$47.0	$65.3

The following table sets forth the change in plan assets for our pension plans.

	As of December 31,
(in millions)	2023	2022
Fair value of plan assets, beginning of year	$55.5	$69.5
Actual return on plan assets	2.9	(8.2)
Settlements paid	(20.2)	—
Benefits paid	(2.0)	(2.2)
Cumulative translation adjustments	0.9	(3.6)
Fair value of plan assets, end of year	$37.1	$55.5

The unfunded status of pension benefit obligations and the related amounts recognized on the Consolidated Statement of Financial Position were as follows:

	As of December 31,
(in millions)	2023	2022
Funded status, end of year	$9.9	$8.5
Amounts recognized on the Consolidated Statement of Financial Position:
Assets held for sale	$10.4	—
Other assets	—	8.5
Other liabilities	(0.5)	—
Net amounts recognized	9.9	7.9

The following amounts were recognized in accumulated other comprehensive loss on the Consolidated Statement of Financial Position.

	As of December 31,
(in millions)	2023	2022
Net actuarial gain	$0.4	$0.2
Deferred income taxes	(0.1)	(0.1)
Net amount recognized in accumulated other comprehensive income	$0.3	$0.1

The accumulated benefit obligation for the defined benefit pension plans was $25.1 million as of December 31, 2023, and $45.2 million as of December 31, 2022.

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements (Continued)

The following table presents our benefit obligations and fair value of plan assets.

	As of December 31,
(in millions)	2023	2022
Projected benefit obligation	$27.2	$47.0
Accumulated benefit obligation	25.1	45.2
Fair value of plan assets	37.1	55.5

The following tables present the components of net periodic pension cost and amounts recognized in other comprehensive income (loss).

	As of December 31,
(in millions)	2023	2022	2021
Service cost	$—	$—	$0.1
Interest cost	2.1	1.9	1.8
Expected return on plan assets	(2.6)	(2.8)	(2.6)
Amortization of actuarial losses(a)	—	—	0.6
Settlement gain	(0.5)	—	—
Net periodic pension cost	$(1.0)	$(0.9)	$(0.1)

(in millions)	Year Ended December 31, 2023
Actuarial gain	$0.7
Settlement cost	(0.5)
Recognized in other comprehensive income, net of tax	$0.2
(a)Reflects amounts reclassified from accumulated other comprehensive income (loss) to net income.

Estimated net actuarial losses related to the defined benefit pension plan that will be amortized from accumulated other comprehensive loss into net periodic pension costs in 2024 is immaterial.

	As of and for the Year Ended December 31,
	2023	2022
Weighted average assumptions used to determine benefit obligations:
Discount rate	4.8%	5.0%
Rate of compensation increase	3.3	3.3
Weighted average assumptions used to determine net periodic cost:
Discount rate	5.0	3.0
Expected long-term return on plan assets	4.2	5.2
Rate of compensation increase	3.3	3.3

For the pension plan, the discount rate is determined based on the yield on portfolios of high quality bonds, constructed to provide cash flows necessary to meet the expected future benefit payments, as determined for the projected benefit obligation. The expected return on plan assets assumption was derived using the current and expected asset allocation of the pension plan assets and considering historical as well as expected returns on various classes of plan assets.

Plan Assets

Our plan assets are included in a trust in Canada and a trust in the U.S. The asset allocations of these trusts are based upon an analysis of the timing and amount of projected benefit payments, projected company contributions, the expected returns and risk of the asset classes and the correlation of those returns. As of December 31, 2023, we invested approximately 82% in fixed income instruments and global infrastructure, 17% in equity instruments, and the remainder in cash, cash equivalents.

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements (Continued)

The following tables set forth our pension plan assets measured at fair value on a recurring basis as of December 31, 2023 and 2022. These assets have been categorized according to the three-level fair value hierarchy established by the FASB which prioritizes the inputs used in measuring fair value. Level 1 is based on quoted prices for the asset in active markets. Level 2 is based on inputs that are observable other than quoted market prices in active markets, such as quoted prices for the asset in inactive markets or quoted prices for similar assets. Level 3 is based on unobservable inputs that market participants would use in pricing the asset.

	As of December 31, 2023
(in millions)	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$0.1	$—	$—	$0.1
Fixed income securities:
Corporate bonds(a)	0.6	—	—	0.6
Equity securities:
U.S. equity	0.8	—	—	0.8
International equity	0.3	—	—	0.3
Total assets in fair value hierarchy	$1.8	$—	$—	$1.8
Common collective funds measured at net asset value				35.3
Total assets				$37.1

	As of December 31, 2022
(in millions)	Level 1	Level 2	Level 3	Total
Fixed income securities:
Corporate bonds(a)	$0.5	$—	$—	$0.5
Equity securities:
U.S. equity	0.7	—	—	0.7
International equity	0.3	—	—	0.3
Insurance contracts	—	—	22.0	22.0
Total assets in fair value hierarchy	$1.5	$—	$22.0	$23.5
Common collective funds measured at net asset value				32.0
Total assets				$55.5
(a)Securities of diverse industries, substantially all investment grade.

Significant changes in Level 3 plan assets are as follows:

	Year Ended December 31,
(in millions)	2023	2022
Insurance contracts:
Beginning of year	$22.0	$29.4
Settlement(a)	(22.0)	—
Payments	—	(1.9)
Actuarial loss	—	(4.6)
Interest income	—	0.8
Cumulative translation adjustments	—	(1.7)
End of year	$—	$22.0
(a)In the fourth quarter of 2023, insurance contracts that were part of the assets of the Plan were converted into buy-out annuities with third-party insurance companies. Former employees now collect their benefit from the third-party insurance companies and the Plan no longer has liability associated with those former employees.

Our insurance contracts classified as Level 3 are valued based on a discount rate determined by reference to the market interest rates prevailing on high quality debt instruments with cash flows that match the timing and amount of expected benefit payments under the pension plan in Canada, as well as a mortality assumption based upon the current mortality table, CPM2014

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements (Continued)

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

Future Benefit Payments

(in millions)	2024	2025	2026	2027	2028	2029-2033
Estimated future benefit payments for pension plans	0.9	0.8	1.0	1.1	1.4	8.1

We do not expect to contribute to our defined benefit pension plans in 2024.

Multi-Employer Pension and Postretirement Benefit Plans

We contribute to multi-employer plans that provide pension and other postretirement benefits to certain employees under collective bargaining agreements. Contributions to these plans were $3.3 million in 2023, $3.5 million in 2022 and $3.0 million in 2021. Based on our contributions to each individual multi-employer plan relative to the total contributions of all participating employers in such plan, no multi-employer plan was deemed to be individually significant to us.

Defined Contribution Plans

Employer contributions for defined contribution plans sponsored by us were $8.6 million in 2023, $8.3 million in 2022 and $6.4 million in 2021.

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

Cash paid for income taxes was $6.7 million in 2023, $3.3 million in 2022 and $1.7 million in 2021.

The U.S. and foreign components of Income (loss) before benefit (provision) for income taxes and equity in earnings of investee companies were as follows:

	Year Ended December 31,
(in millions)	2023	2022	2021
United States	$(436.4)	$148.0	$32.6
Foreign	11.8	7.7	(1.0)
Income (loss) before benefit (provision) for income taxes and equity in earnings of investee companies	$(424.6)	$155.7	$31.6

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements (Continued)

The following table reconciles Income (loss) before benefit (provision) for income taxes and equity in earnings of investee companies to REIT taxable income.

	Year Ended December 31,
(in millions)	2023	2022	2021
Income (loss) before benefit (provision) for income taxes and equity in earnings of investee companies	$(424.6)	$155.7	$31.6
Net loss of TRSs	151.4	15.2	21.9
Income (loss) from REIT operations	(273.2)	170.9	53.5
Book/tax differences
Depreciation	27.9	33.7	(2.0)
Amortization	(13.6)	(13.3)	(6.1)
Dividend from foreign subsidiary	2.1	2.1	1.4
Stock-based compensation	(0.9)	3.8	5.0
Deferred gain for tax	(6.8)	(1.0)	(3.0)
Investments in joint ventures	5.5	9.9	5.0
Executive compensation	11.2	9.4	6.3
Lease expense	8.4	4.3	5.7
Provision for doubtful accounts	1.5	3.3	(7.5)
Interest	—	(11.2)	13.8
Impairment charges(a)	388.2	—	—
Other	13.6	1.5	4.3
REIT taxable income (estimated)	$163.9	$213.4	$76.4
(a)Impairment charges related to our U.S. transit business (see Note 4. Long-Lived Assets).

The components of the Benefit (provision) for income taxes are as follows:

	Year Ended December 31,
(in millions)	2023	2022	2021
Current:
Federal	$—	$(0.1)	$0.5
State and local	(1.0)	(1.0)	(0.7)
Foreign	(3.1)	(3.6)	(1.1)
	(4.1)	(4.7)	(1.3)
Deferred:
Federal	—	(5.0)	3.2
State and local	—	(1.7)	1.1
Foreign	0.1	2.0	0.4
	0.1	(4.7)	4.7
Benefit (provision) for income taxes	$(4.0)	$(9.4)	$3.4

The effective income tax rate was 0.9% in 2023, 6.0% in 2022 and 10.8% in 2021.

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements (Continued)

The difference between income taxes expected at the U.S. federal statutory income tax rate of 21% and the Benefit (provision) for income taxes is summarized as follows:

	Year Ended December 31,
(in millions)	2023	2022	2021
Benefit (provision) for income taxes on income at U.S. statutory rate	$89.2	$(32.7)	$(6.6)
REIT dividends paid deduction	24.2	35.9	11.3
State and local taxes, net of federal tax benefit	(1.0)	(2.9)	0.1
Effect of foreign operations	(1.0)	(0.5)	(0.9)
Impairment charges(a)	(110.6)	—	—
Other, net	(4.8)	(9.2)	(0.5)
Benefit (provision) for income taxes	$(4.0)	$(9.4)	$3.4
(a)Primarily a permanent book/tax difference for impairment charges related to our U.S. transit business (see Note 4. Long-Lived Assets).

The following table is a summary of the components of deferred income tax assets and liabilities.

	As of December 31,
(in millions)	2023	2022
Deferred income tax assets:
Provision for expenses and losses	$6.6	$3.5
Postretirement and other employee benefits	2.2	2.5
Tax credit and loss carryforwards	5.8	5.9
Property, equipment and intangible assets	2.0	0.2
Total deferred income tax assets	16.6	12.1
Valuation allowance	(16.6)	(11.9)
Deferred income tax assets, net	—	0.2

Deferred income tax liabilities:
Property, equipment and intangible assets	(12.8)	(13.0)
Postretirement and other employee benefits	(2.5)	(2.2)
Other	(0.2)	(0.2)
Total deferred income tax liabilities	(15.5)	(15.4)

Deferred income tax liabilities, net	$(15.5)	$(15.2)

As of December 31, 2023, we had federal, state and local net operating loss carryforwards of $22.6 million. These losses can be carried forward indefinitely for federal tax purposes but are subject to certain state and local utilization limitations.

Our undistributed earnings of foreign subsidiaries not includable in our federal income tax returns that could be subject to additional income taxes if remitted was approximately $4.4 million as of December 31, 2023, and $2.3 million as of December 31, 2022. No provision was recorded for taxes that could result from the remittance of such undistributed earnings since we intend to declare dividends to our shareholders in an amount sufficient to offset such distributions and intend to reinvest the remainder outside of the U.S. indefinitely. The determination of the unrecognized U.S. federal deferred income tax liability for undistributed earnings is not practicable.

The reserve for uncertain tax positions of $0.3 million as of December 31, 2023, includes $0.2 million which would affect our effective income tax rate if recognized in future years.

We recognize interest and penalty charges related to the reserve for uncertain tax positions as part of income tax expense. These charges were not material for any of the periods presented.

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements (Continued)

We are subject to taxation in the U.S. and various state, local and foreign jurisdictions. Tax years 2020 to present are open for examination by the tax authorities. We are currently under examination by New York State for the 2019 through 2021 tax years.

Note 16. Earnings Per Share (“EPS”)

	Year Ended December 31,
(in millions)	2023	2022	2021
Net income (loss) available for common stockholders	$(430.4)	$147.9	$35.6
Less: Distributions to holders of Series A Preferred Stock	8.8	12.0	28.0
Less: Distributions to holders of Class A equity interests of a subsidiary	—	0.1	0.1
Net income (loss) available for common stockholders, basic and diluted	$(439.2)	$135.8	$7.5

Weighted average shares for basic EPS	164.9	161.1	145.4
Dilutive potential shares from grants of RSUs, PRSUs and stock options(a)	—	0.7	0.7
Weighted average shares for diluted EPS(a)(b)(c)	164.9	161.8	146.1
(a)The potential impact of an aggregate 1.8 million granted RSUs, PRSUs and stock options for 2023, 0.7 million granted RSUs, PRSUs and stock options for 2022 and 0.1 million granted RSUs, PRSUs and stock options for 2021 was antidilutive.
(b)The potential impact of 7.8 million shares of our common stock issuable upon conversion of our Series A Preferred Stock in 2023, 10.6 million shares of our common stock issuable upon conversion of our Series A Preferred Stock in 2022 and 25.0 million shares of our common stock issuable upon conversion of our Series A Preferred Stock in 2021 was antidilutive.
(c)The potential impact of 0.1 million shares of Class A equity interests of Outfront Canada in 2022 and 0.5 million shares of Class A equity interests of Outfront Canada in 2021 was antidilutive.

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

As of December 31, 2023, guaranteed minimum annual payments are as follows:

(in millions)	Guaranteed Minimum Annual Payments
2024	$199.3
2025	205.9
2026	205.8
2027	193.6
2028	196.3
2029 and thereafter	367.9
Total minimum payments(a)	$1,368.8
(a)Excludes guaranteed minimum annual payments of $11.9 million in connection with the Transaction. (See Note 12. Acquisitions and Dispositions: Dispositions: Canadian Business.)

Under the current MTA agreement, which was amended in June 2020 and July 2021 and is subject to modification as agreed upon by us and the MTA (as amended, the “MTA Agreement”):

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements (Continued)

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

•Recoupment of Equipment Deployment Costs. We may retain incremental revenues that exceed an annual base revenue amount for the cost of deploying advertising and communications displays throughout the transit system. As presented in the table below, recoupable MTA equipment deployment costs are recorded as Prepaid MTA equipment deployment costs and Intangible assets on our Consolidated Statement of Financial Position, and as these costs are recouped from incremental revenues that the MTA would otherwise be entitled to receive, Prepaid MTA equipment deployment costs will be reduced. If incremental revenues generated over the term of the agreement are not sufficient to cover all or a portion of the equipment deployment costs, the costs will not be recouped, which could have an adverse effect on our business, financial condition and results of operations, including impairment charges (see Note 4. Long-Lived Assets). If we do not recoup all costs of deploying advertising and communications screens with respect to the New Inventory by the end of the term of the MTA Agreement, the MTA will be obligated to reimburse us for these costs. Deployment costs in an amount not to exceed $50.7 million, which are deemed authorized before December 31, 2020, will be paid directly by the MTA. For any deployment costs deemed authorized after December 31, 2020, the MTA and the Company will no longer be obligated to directly pay 70% and 30% of the costs, respectively, and these costs will be subject to recoupment in accordance with the MTA Agreement. We did not recoup any equipment deployment costs in 2023 and we do not expect to recoup any equipment deployment costs in 2024.

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

During 2023, we had no recoupment from incremental revenues. As of December 31, 2023, 19,697 digital displays had been installed, composed of 5,121 digital advertising screens on subway and train platforms and entrances, 9,674 smaller-format digital advertising screens on rolling stock and 4,902 MTA communications displays. In the fourth quarter of 2023, 911 installations occurred, for a total of 5,544 installations occurring in 2023.

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements (Continued)

(in millions)	Beginning Balance	Deployment Costs Incurred	Recoupment/MTA Funding	Amortization/Impairment	Reclassification	Ending Balance
Year Ended December 31, 2023:
Prepaid MTA equipment deployment costs	$363.2	$21.8	$—	$—	$(385.0)	$—
Other current assets	1.6	(0.4)	(0.1)	—	—	1.1
Intangible assets (franchise agreements)	62.0	22.3	—	(469.3)	385.0	—
Total	$426.8	$43.7	$(0.1)	$(469.3)	$—	$1.1

Year Ended December 31, 2022:
Prepaid MTA equipment deployment costs	$279.8	$83.4	$—	$—	$—	$363.2
Other current assets	5.2	0.1	(3.7)	—	—	1.6
Intangible assets (franchise agreements)	63.0	5.4	—	(6.4)	—	62.0
Total	$348.0	$88.9	$(3.7)	$(6.4)	$—	$426.8

Letters of Credit

We have indemnification obligations with respect to letters of credit and surety bonds primarily used as security against non-performance in the normal course of business. As of December 31, 2023, the outstanding letters of credit were approximately $82.1 million and outstanding surety bonds were approximately $172.8 million, and were not recorded on the Consolidated Statements of Financial Position.

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

The following tables set forth our financial performance by segment.

	Year Ended December 31,
(in millions)	2023	2022	2021
Revenues:
U.S. Media	$1,722.3	$1,673.9	$1,382.0
Other	98.3	98.2	81.9
Total revenues	$1,820.6	$1,772.1	$1,463.9

We present Operating income (loss) before Depreciation, Amortization, Net (gain) loss on dispositions, Stock-based compensation and Impairment charges (“Adjusted OIBDA”) as the primary measure of profit and loss for our operating segments.

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements (Continued)

	Year Ended December 31,
(in millions)	2023	2022	2021
Net income (loss) before allocation to non-controlling interests	$(429.7)	$149.1	$36.4
(Benefit) provision for income taxes	4.0	9.4	(3.4)
Equity in earnings of investee companies, net of tax	1.1	(2.8)	(1.4)
Interest expense, net	158.4	131.8	130.4
Loss on extinguishment of debt	8.1	—	6.3
Other (income) loss, net	(0.3)	0.2	—
Operating income (loss)	(258.4)	287.7	168.3
Net (gain) loss on dispositions	(14.2)	0.2	(4.5)
Impairment charges	534.7	—	2.5
Depreciation and amortization	160.5	150.7	145.4
Stock-based compensation	28.4	33.8	28.6
Total Adjusted OIBDA	$451.0	$472.4	$340.3

Adjusted OIBDA:
U.S. Media	$479.4	$501.2	$382.9
Other	23.1	20.6	10.4
Corporate	(51.5)	(49.4)	(53.0)
Total Adjusted OIBDA	$451.0	$472.4	$340.3

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements (Continued)

	Year Ended December 31,
(in millions)	2023	2022	2021
Operating income (loss):
U.S. Media	$(189.9)	$363.0	$248.5
Other	11.4	7.9	1.4
Corporate	(79.9)	(83.2)	(81.6)
Total operating income (loss)	$(258.4)	$287.7	$168.3

Net (gain) loss on dispositions:
U.S. Media	$(14.2)	$0.2	$(1.5)
Other	—	—	(3.0)
Total (gain) loss on dispositions	$(14.2)	$0.2	$(4.5)

Impairment charges(a)(b):
U.S. Media	$534.7	$—	$2.5
Total impairment charges	$534.7	$—	$2.5

Depreciation and amortization:
U.S. Media	$148.8	$138.0	$133.4
Other	11.7	12.7	12.0
Total depreciation and amortization	$160.5	$150.7	$145.4

Capital expenditures:
U.S. Media	$76.0	$85.4	$69.3
Other	10.8	4.4	4.5
Total capital expenditures	$86.8	$89.8	$73.8
(a)In 2023, Impairment charges related to a decline in the long-term outlook of our U.S. Transit and Other reporting unit (see Note 4. Long-Lived Assets) and an other-than-temporary decline in fair value of a cost-method investment.
(b)In 2021, Impairment charges related to an other-than-temporary decline in fair value of a cost-method investment.

	As of December 31,
(in millions)	2023	2022	2021
Assets:
U.S. Media	$5,297.2	$5,732.1	$5,280.7
Other(a)	259.7	240.4	248.1
Corporate	26.0	17.5	395.9
Total assets	$5,582.9	$5,990.0	$5,924.7
(a)In 2023, includes amounts reclassified as Assets held for sale on the Consolidated Statement of Financial Position. (See Note 12. Acquisitions and Dispositions: Dispositions: Canadian Business.)

	Year Ended December 31,
(in millions)	2023	2022	2021
Revenues(a):
United States	$1,728.5	$1,680.2	$1,385.6
Canada	92.1	91.9	78.3
Total revenues	$1,820.6	$1,772.1	$1,463.9
(a)Revenues classifications are based on the geography of the advertising.

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements (Continued)

	As of December 31,
(in millions)	2023	2022	2021
Long-lived assets(a):
United States	$4,962.6	$5,391.0	4,937.0
Canada(b)	214.3	195.8	192.1
Total long-lived assets	$5,176.9	$5,586.8	$5,129.1
(a)Reflects total assets less current assets, investments and non-current deferred tax assets.
(b)In 2023, includes amounts reclassified as Assets held for sale on the Consolidated Statement of Financial Position. (See Note 12. Acquisitions and Dispositions: Dispositions: Canadian Business.)

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our management has concluded that our internal control over financial reporting was effective as of December 31, 2023 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The effectiveness of our internal control over financial reporting as of December 31, 2023 has been audited by PricewaterhouseCoopers LLP (PCAOB ID 238), an independent registered public accounting firm, as stated in their report which appears in “Item 8. Financial Statements and Supplementary Data.”

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

The Company has adopted an insider trading policy governing the purchase, sale and/or other dispositions of the Company’s securities by its directors, officers and employees, or by the Company itself, that we believe is reasonably designed to promote compliance with insider trading laws, rules and regulations and the listing rules of the NYSE. A copy of the Company's insider trading policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K.

All additional information required by this item is incorporated by reference to our Proxy Statement for the 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2023.

Item 11. Executive Compensation.

The information required by this item is incorporated by reference to our Proxy Statement for the 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2023.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated by reference to our Proxy Statement for the 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2023.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated by reference to our Proxy Statement for the 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2023.

Item 14. Principal Accounting Fees and Services.

The information required by this item is incorporated by reference to our Proxy Statement for the 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2023.

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

Page No.
Schedule II - Valuation and Qualifying Accounts for the years ended December 31, 2023, 2022 and 2021.	108
Schedule III - Schedule of Real Estate and Accumulated Depreciation as of December 31, 2023.	109

OUTFRONT Media Inc.
Schedule II—Valuation and Qualifying Accounts
(in millions)

Col. A	Col. B	Col. C			Col. D	Col. E
Description	Balance at Beginning of Period	Balance Acquired through Acquisitions	Charged to Costs and Expenses	Charged to Other Accounts(a)	Deductions	Balance at End of Period
Allowance for doubtful accounts:
Year ended December 31, 2023	$20.2	$—	$5.8	$(0.1)	$8.7	$17.2
Year ended December 31, 2022	18.5	—	4.9	2.0	5.2	20.2
Year ended December 31, 2021	26.3	$—	(4.0)	0.5	4.3	18.5
Valuation allowance on deferred tax assets:
Year ended December 31, 2023	$11.9	$—	$4.7	$—	$—	$16.6
Year ended December 31, 2022	0.4	—	11.9	—	0.4	11.9
Year ended December 31, 2021	0.4	—	—	—	—	0.4
(a)Reflects change in allowance related to foreign currency translation adjustments and amounts reclassified to Assets held for sale on the Consolidated Statements of Financial Position.

OUTFRONT Media Inc.
SCHEDULE III – Schedule of Real Estate and
Accumulated Depreciation
as of December 31, 2023
(in millions)

		Initial Cost		Cost Capitalized Subsequent to Acquisition	Gross Carrying Amount at December 31, 2023 (3)
Description (1)	Encumbrances	Land	Structures and Improvements		Land	Structures and Improvements	Total	Accumulated Depreciation	Construction Date	Acquisition Date	Useful Lives
Structures added prior to January 1, 2014
United States - 37,660 displays	—	(2)	(2)	(2)	$79.8	$1,528.0	$1,607.8	$(1,298.8)	Various	Various	3 to 20 years
Canada - 4,168 displays	—	(2)	(2)	(2)	1.5	285.5	287.0	(285.2)	Various	Various	3 to 20 years
					$81.3	$1,813.5	$1,894.8	$(1,584.0)
Structures added subsequent to January 1, 2014
United States - 3,131 displays		$30.3	$243.5	$(16.2)	$30.3	$227.3	$257.6	$(8.4)	Various	Various	3 to 20 years
Canada - 441 displays		—	33.8	0.3	—	34.1	34.1	(2.0)	Various	Various	3 to 20 years
		$30.3	$277.3	$(15.9)	$30.3	$261.4	$291.7	$(10.4)
Total
United States - 40,791 displays					$110.1	$1,755.3	$1,865.4	$(1,307.2)	Various	Various	3 to 20 years
Canada - 4,609 displays					1.5	319.6	321.1	(287.2)	Various	Various	3 to 20 years
					$111.6	$2,074.9	$2,186.5	$(1,594.4)
______________________
(1)No single asset exceeded 5% of the total gross carrying amount as of December 31, 2023.
(2)This information is omitted as it would be impracticable to compile on a site-by-site basis.
(3)Includes sites under construction.

The following table summarizes the activity for the Company’s real estate assets, which consist of advertising displays, and the related accumulated depreciation.

	2023	2022	2021
Gross real estate assets:
Balance at the beginning of the year	$2,119.0	$2,040.3	$1,993.0
New Investments	19.6	33.2	28.3
Redevelopments	37.2	50.9	15.3
Recurring capital expenditures	8.8	15.6	12.4
Purchase price accounting adjustments	—	—	0.7
Land acquisitions	0.1	9.7	5.0
Additions for construction of / improvements to structures	65.7	109.4	61.7
Assets sold or written-off	(6.5)	(9.0)	(14.6)
Foreign exchange	8.3	(21.7)	0.2
Balance at the end of the year	$2,186.5	$2,119.0	$2,040.3
Accumulated depreciation:
Balance at the beginning of the year	$1,519.5	$1,490.9	$1,448.2
Depreciation	60.2	56.1	56.0
Impairment	12.5	—	—
Assets sold or written-off	(5.4)	(7.5)	(13.5)
Foreign exchange	7.6	(20.0)	0.2
Balance at the end of the year	$1,594.4	$1,519.5	$1,490.9

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

2.4
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

4.5
Indenture, dated as of November 20, 2023, by and among Outfront Media Capital LLC, Outfront Media Capital Corporation, the guarantors named therein and Deutsche Bank Trust Company Americas (including the Form of Senior Secured Notes) (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-36367), filed on November 20, 2023).

4.6	Description of OUTFRONT Media Inc. Common Stock (incorporated herein by reference to Exhibit 4.5 to the Company's Annual Report on form 10-K for the year ended December 31, 2022, File No. 001-36367).

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

10.12
OUTFRONT Media Inc. Amended and Restated Omnibus Stock Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-36367), filed on June 6, 2023).*

10.13
OUTFRONT Media Inc. Amended and Restated Executive Bonus Plan (incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2015, File No. 001-36367).*

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

10.35
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

10.36
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

19.1	OUTFRONT Media Inc. Insider Trading Policy

97.1	OUTFRONT Media Inc. Executive Incentive Compensation Recoupment Policy.

21.1	List of Subsidiaries of OUTFRONT Media Inc.

23.1	Consent of PricewaterhouseCoopers LLP.

24.1	Power of Attorney (included on the signature page of this Annual Report on Form 10-K and incorporated herein by reference).

31.1	Certification of the Chief Executive Officer of OUTFRONT Media Inc. pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of OUTFRONT Media Inc. pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer of OUTFRONT Media Inc. furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002.

32.2	Certification of the Chief Financial Officer of OUTFRONT Media Inc. furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Definition Document

101.LAB	Inline XBRL Taxonomy Label Linkbase

101.PRE	Inline XBRL Taxonomy Presentation Linkbase

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

_______________________
*Management contracts and compensatory plans and arrangements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	February 22, 2024	OUTFRONT MEDIA INC.

		By:	/s/ Matthew Siegel
			Name:	Matthew Siegel
			Title:	Executive Vice President and Chief Financial Officer

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

Signature	Title	Date

/s/ Jeremy J. Male	Chairman and Chief Executive Officer	February 22, 2024
Jeremy J. Male	(Principal Executive Officer)

/s/ Matthew Siegel	Executive Vice President and Chief Financial Officer	February 22, 2024
Matthew Siegel	(Principal Financial Officer)

/s/ Patrick Martin	Senior Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)	February 22, 2024
Patrick Martin

/s/ Nicolas Brien	Director	February 22, 2024
Nicolas Brien

/s/ Angela Courtin	Director	February 22, 2024
Angela Courtin

/s/ Manuel A. Diaz	Director	February 22, 2024
Manuel A. Diaz

/s/ Michael J. Dominguez	Director	February 22, 2024
Michael J. Dominguez

/s/ Peter Mathes	Director	February 22, 2024
Peter Mathes

/s/ Susan M. Tolson	Director	February 22, 2024
Susan M. Tolson

/s/ Joseph H. Wender	Director	February 22, 2024
Joseph H. Wender