Form 10-Q
period 2024-03-31
OUTFRONT Media Inc.
filed 2024-05-03
CIK 1579877

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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

As of May 2, 2024, the number of shares outstanding of the registrant’s common stock was 165,885,759.

OUTFRONT MEDIA INC.
QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2024

PART I
Item 1.    Financial Statements.
OUTFRONT Media Inc.
Consolidated Statements of Financial Position
(Unaudited)

	As of
(in millions)	March 31, 2024	December 31, 2023
Assets:
Current assets:
Cash and cash equivalents	$42.4	$36.0
Receivables, less allowance ($17.6 in 2024 and $17.2 in 2023)	251.7	287.6
Prepaid lease and transit franchise costs	3.3	4.5
Other prepaid expenses	15.8	19.2
Assets held for sale (Note 11)	31.8	34.6
Other current assets	14.4	15.7
Total current assets	359.4	397.6
Property and equipment, net (Note 3)	657.1	657.8
Goodwill	2,006.4	2,006.4
Intangible assets (Note 4)	682.9	695.4
Operating lease assets (Note 5)	1,577.6	1,591.9
Assets held for sale (Note 11)	211.1	214.3
Other assets	19.5	19.5
Total assets	$5,514.0	$5,582.9

Liabilities:
Current liabilities:
Accounts payable	$54.4	$55.5
Accrued compensation	32.2	41.4
Accrued interest	23.2	34.2
Accrued lease and franchise costs	59.2	80.0
Other accrued expenses	56.2	56.2
Deferred revenues	52.4	37.7
Short-term debt (Note 8)	120.0	65.0
Short-term operating lease liabilities (Note 5)	185.6	180.9
Liabilities held for sale (Note 11)	21.4	24.1
Other current liabilities	17.6	18.0
Total current liabilities	622.2	593.0
Long-term debt, net (Note 8)	2,677.8	2,676.5
Asset retirement obligation (Note 6)	33.3	33.0
Operating lease liabilities (Note 5)	1,400.8	1,417.4
Liabilities held for sale (Note 11)	90.8	90.9
Other liabilities	41.9	42.0
Total liabilities	4,866.8	4,852.8

Commitments and contingencies (Note 16)

Preferred stock (2024 - 50.0 shares authorized, and 0.1 shares of Series A Preferred Stock issued and outstanding; 2023 - 50.0 shares authorized, and 0.1 shares of Series A Preferred Stock issued and outstanding) (Note 9)	119.8	119.8
Stockholders’ equity (Note 9):
Common stock (2024 - 450.0 shares authorized, and 165.9 shares issued and outstanding; 2023 - 450.0 shares authorized, and 165.1 issued and outstanding)	1.7	1.7
Additional paid-in capital	2,431.9	2,432.2
Distribution in excess of earnings	(1,900.5)	(1,821.1)
Accumulated other comprehensive loss	(8.9)	(5.8)
Total stockholders’ equity	524.2	607.0
Non-controlling interests	3.2	3.3
Total equity	647.2	730.1
Total liabilities and equity	$5,514.0	$5,582.9
See accompanying notes to unaudited consolidated financial statements.

OUTFRONT Media Inc.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended
	March 31,
(in millions, except per share amounts)	2024	2023
Revenues:
Billboard	$328.8	$320.6
Transit and other	79.7	75.2
Total revenues	408.5	395.8
Expenses:
Operating	238.7	235.5
Selling, general and administrative	110.5	107.9
Net loss on dispositions	0.1	0.3
Impairment charges	9.1	—
Depreciation	18.5	20.1
Amortization	17.6	21.8
Total expenses	394.5	385.6
Operating income	14.0	10.2
Interest expense, net	(41.4)	(37.7)
Loss before benefit (provision) for income taxes and equity in earnings of investee companies	(27.4)	(27.5)
Benefit (provision) for income taxes	0.5	(0.4)
Equity in earnings of investee companies, net of tax	(0.2)	(0.8)
Net loss before allocation to non-controlling interests	(27.1)	(28.7)
Net income attributable to non-controlling interests	0.1	0.2
Net loss attributable to OUTFRONT Media Inc.	$(27.2)	$(28.9)

Net loss per common share:
Basic	$(0.18)	$(0.19)
Diluted	$(0.18)	$(0.19)

Weighted average shares outstanding:
Basic	165.4	164.5
Diluted	165.4	164.5
See accompanying notes to unaudited consolidated financial statements.

OUTFRONT Media Inc.
Consolidated Statements of Comprehensive Loss
(Unaudited)

	Three Months Ended
	March 31,
(in millions)	2024	2023
Net loss before allocation to non-controlling interests	$(27.1)	$(28.7)
Net income attributable to non-controlling interests	0.1	0.2
Net loss attributable to OUTFRONT Media Inc.	(27.2)	(28.9)
Other comprehensive income (loss), net of tax:
Cumulative translation adjustments	(3.1)	0.3
Total other comprehensive income (loss), net of tax	(3.1)	0.3
Total comprehensive loss	$(30.3)	$(28.6)
See accompanying notes to unaudited consolidated financial statements.

OUTFRONT Media Inc.
Consolidated Statements of Equity
(Unaudited)

			Stockholders’ Equity
(in millions, except per share amounts)	Shares of Series A Preferred Stock	Series A Preferred Stock ($0.01 per share par value)	Shares of Common Stock	Common Stock ($0.01 per share par value)	Additional Paid-In Capital	Distribution in Excess of Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Non-Controlling Interests	Total Equity
Balance as of December 31, 2022	0.1	$119.8	164.2	$1.6	$2,416.3	$(1,183.4)	$(9.1)	$1,225.4	$4.0	$1,349.2
Net income (loss)	—	—	—	—	—	(28.9)	—	(28.9)	0.2	(28.7)
Other comprehensive income	—	—	—	—	—	—	0.3	0.3	—	0.3
Stock-based payments:
Vested	—	—	1.4	—	—	—	—	—	—	—
Amortization	—	—	—	—	7.8	—	—	7.8	—	7.8
Shares paid for tax withholding for stock-based payments	—	—	(0.6)	—	(12.3)	—	—	(12.3)	—	(12.3)
Series A Preferred Stock dividends (7%)	—	—	—	—	—	(2.2)	—	(2.2)	—	(2.2)
Dividends ($0.30 per share)	—	—	—	—	—	(49.7)	—	(49.7)	—	(49.7)
Other	—	—	—	—	—	—	—	—	(0.1)	(0.1)
Balance as of March 31, 2023	0.1	$119.8	165.0	$1.6	$2,411.8	$(1,264.2)	$(8.8)	$1,140.4	$4.1	$1,264.3

Balance as of December 31, 2023	0.1	$119.8	165.1	$1.7	$2,432.2	$(1,821.1)	$(5.8)	$607.0	$3.3	$730.1
Net income (loss)	—	—	—	—	—	(27.2)	—	(27.2)	0.1	(27.1)
Other comprehensive loss	—	—	—	—	—	—	(3.1)	(3.1)	—	(3.1)
Stock-based payments:
Vested	—	—	1.4	—	—	—	—	—	—	—
Amortization	—	—	—	—	7.2	—	—	7.2	—	7.2
Shares paid for tax withholding for stock-based payments	—	—	(0.6)	—	(7.5)	—	—	(7.5)	—	(7.5)
Series A Preferred Stock dividends (7%)	—	—	—	—	—	(2.2)	—	(2.2)	—	(2.2)
Dividends ($0.30 per share)	—	—	—	—	—	(50.0)	—	(50.0)	—	(50.0)
Other	—	—	—	—	—	—	—	—	(0.2)	(0.2)
Balance as of March 31, 2024	0.1	$119.8	165.9	$1.7	$2,431.9	$(1,900.5)	$(8.9)	$524.2	$3.2	$647.2
See accompanying notes to unaudited consolidated financial statements.

OUTFRONT Media Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31,
(in millions)	2024	2023
Operating activities:
Net loss attributable to OUTFRONT Media Inc.	$(27.2)	$(28.9)
Adjustments to reconcile net loss to net cash flow provided by operating activities:
Net income attributable to non-controlling interests	0.1	0.2
Depreciation and amortization	36.1	41.9
Deferred tax provision	1.0	1.0
Stock-based compensation	7.2	7.8
Provision for doubtful accounts	1.1	1.4
Accretion expense	0.8	0.8
Net loss on dispositions	0.1	0.3
Equity in earnings of investee companies, net of tax	0.2	0.8
Distributions from investee companies	0.7	0.8
Amortization of deferred financing costs and debt discount	1.6	1.6
Change in assets and liabilities, net of investing and financing activities:
Decrease in receivables	34.9	54.0
Increase in prepaid MTA equipment deployment costs	—	(18.8)
Increase in prepaid expenses and other current assets	(2.0)	(1.0)
Decrease in accounts payable and accrued expenses	(41.6)	(70.9)
Increase in operating lease assets and liabilities	3.6	4.2
Increase in deferred revenues	14.7	19.5
Increase (decrease) in income taxes	1.2	(4.2)
Decrease in assets and liabilities held for sale, net	(0.5)	—
Other, net	(1.4)	(1.1)
Net cash flow provided by operating activities	30.6	9.4

Investing activities:
Capital expenditures	(18.4)	(22.6)
Acquisitions	(6.0)	(5.1)
MTA franchise rights	—	(0.1)
Net proceeds from dispositions	5.4	0.1
Net cash flow used for investing activities	(19.0)	(27.7)

Financing activities:
Proceeds from borrowings under short-term debt facilities	65.0	85.0
Repayments of borrowings under short-term debt facilities	(10.0)	—
Payments of deferred financing costs	(0.1)	—
Taxes withheld for stock-based compensation	(7.4)	(12.3)
Dividends	(52.4)	(52.0)
Net cash flow provided by (used for) financing activities	(4.9)	20.7
Effect of exchange rate changes on cash and cash equivalents	(0.3)	—
Net increase in cash and cash equivalents	6.4	2.4
Cash and cash equivalents at beginning of period	36.0	40.4
Cash and cash equivalents at end of period	$42.4	$42.8

OUTFRONT Media Inc.
Consolidated Statements of Cash Flows (Continued)
(Unaudited)

	Three Months Ended
	March 31,
(in millions)	2024	2023
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$0.1	$3.6
Cash paid for interest	51.2	49.2

Non-cash investing and financing activities:
Accrued purchases of property and equipment	$8.0	$5.9
Accrued MTA franchise rights	—	3.0
Taxes withheld for stock-based compensation	0.1	—
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

On October 22, 2023, the Company, Outfront Canada HoldCo 2 LLC, a wholly-owned subsidiary of the Company, and Outfront Canada Sub LLC, a wholly-owned subsidiary of the Company (together, the “Selling Subsidiaries”), entered into a Share Purchase Agreement (the “Share Purchase Agreement”) with Bell Media Inc. (the “Buyer”), relating to the sale of the Company’s outdoor advertising business in Canada (the “Canadian Business”). Pursuant to the Share Purchase Agreement, the Selling Subsidiaries agreed to sell all of its (and its affiliates) equity interests in Outdoor Systems Americas ULC and its subsidiaries (the “Transaction”), which hold all of the assets of the Canadian Business, to the Buyer, for C$410.0 million in cash, payable on the date of the consummation of the Transaction (the “Closing”). (See Note 11. Acquisitions and Dispositions: Dispositions: Canadian Business.)

Basis of Presentation and Use of Estimates

The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules of the Securities and Exchange Commission (the “SEC”). In the opinion of our management, the accompanying unaudited consolidated financial statements reflect all adjustments, consisting of normal and recurring adjustments, necessary for a fair statement of our financial position, results of operations and cash flows for the periods presented. These financial statements should be read in conjunction with the more detailed financial statements and notes thereto, included in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 22, 2024.

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

Note 2. New Accounting Standards

Recent Pronouncements

In November 2023, the Financial Accounting Standards Board (the “FASB”) issued guidance to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The guidance is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024.

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)
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

Note 3. Property and Equipment, Net

The table below presents the balances of major classes of assets and accumulated depreciation.

		As of
(in millions)	Estimated Useful Lives	March 31, 2024	December 31, 2023
Land		$110.2	$110.1
Buildings	15 to 35 years	46.2	42.7
Advertising structures	3 to 20 years	1,728.9	1,716.2
Furniture, equipment and other	3 to 10 years	176.4	173.9
Construction in progress		34.8	39.5
		2,096.5	2,082.4
Less: Accumulated depreciation		1,439.4	1,424.6
Property and equipment, net		$657.1	$657.8

Depreciation expense was $18.5 million in the three months ended March 31, 2024, and $20.1 million in the three months ended March 31, 2023.

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

Our identifiable intangible assets consist of the following:

(in millions)	Gross	Accumulated Amortization	Impairment	Net
As of March 31, 2024:
Permits and leasehold agreements	$1,540.2	$(907.7)	$—	$632.5
Franchise agreements(a)	944.0	(428.8)	(477.0)	38.2
Other intangible assets	19.4	(7.2)	—	12.2
Total intangible assets	$2,503.6	$(1,343.7)	$(477.0)	$682.9

As of December 31, 2023:
Permits and leasehold agreements	$1,535.5	$(893.8)	$—	$641.7
Franchise agreements(a)	934.8	(426.4)	(467.9)	40.5
Other intangible assets	19.5	(6.3)	—	13.2
Total intangible assets	$2,489.8	$(1,326.5)	$(467.9)	$695.4
(a)We reclassified all Prepaid MTA equipment deployment costs (see Note 16. Commitments and Contingencies) and recorded impairments in the second, third and fourth quarters of 2023, as well as the first quarter of 2024, due to the long-term outlook of our U.S. Transit and Other reporting unit.

In the three months ended March 31, 2024, we acquired 2 displays, resulting in amortizable intangible assets for permits and leasehold agreements of $4.5 million, which are amortized using the straight-line method over their estimated useful lives, an average period of 15.2 years.

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)

All of our intangible assets, except goodwill, are subject to amortization. Amortization expense was $17.6 million in the three months ended March 31, 2024, and $21.8 million in the three months ended March 31, 2023.

As a result of our continued expectation of negative aggregate cash flows related to our MTA asset group, we recorded an additional impairment charge of $9.1 million in the first quarter of 2024, representing additional MTA equipment deployment cost spending during the quarter.

Note 5. Leases

Lessee

The following table presents our operating lease assets and liabilities:

	As of
(in millions, except years and percentages)	March 31, 2024	December 31, 2023
Operating lease assets	$1,577.6	$1,591.9
Short-term operating lease liabilities	185.6	180.9
Non-current operating lease liabilities	1,400.8	1,417.4

Weighted-average remaining lease term	10.9 years	10.9 years
Weighted-average discount rate	6.3%	6.2%

The components of our lease expenses were as follows:

	Three Months Ended
	March 31,
(in millions)	2024	2023
Operating expenses(a)	$121.2	$120.9
Selling, general and administrative expenses	3.9	3.1
Variable costs(a)	28.6	32.5

Cash paid for operating leases(b)	142.5	137.7
Leased assets obtained in exchange for new operating lease liabilities	60.5	172.1
(a)Includes an out-of-period adjustment of $5.2 million recorded in the first quarter of 2023 related to variable billboard property lease expenses (see Note 1. Description of Business and Basis of Presentation).
(b)Includes amounts related to Canada. (See Note 11. Acquisitions and Dispositions: Dispositions: Canadian Business.)

For each of the three months ended March 31, 2024 and 2023, sublease income related to office properties was immaterial.

Lessor

We recorded rental income of $304.1 million for the three months ended March 31, 2024, and $298.4 million for the three months ended March 31, 2023, in Revenues on our Consolidated Statement of Operations.

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

(in millions)
As of December 31, 2023	$33.0
Accretion expense	0.8
Additions	0.1
Liabilities settled	(0.5)
Foreign currency translation adjustments	(0.1)
As of March 31, 2024	$33.3

Note 7. Related Party Transactions

On January 18, 2023, we entered into a transaction with an affiliate of Providence Equity Partners L.L.C. (the “Providence Affiliate”) in connection with the Providence Affiliate’s purchase of a lease for certain outdoor advertising assets (the “Assets”) from a third-party seller. Pursuant to an agreement between us and the Providence Affiliate (the “Billboard Agreement”), we agreed to exclusively market, license and make advertising space available on the Assets to third-party advertisers for a term of up to ten years (the “Billboard Transaction”). In return, we will retain all revenues from the sale of advertising with respect to the Assets less the following payments to the Providence Affiliate or its payment designee, as applicable: (i) a minimum annual guarantee payment paid to the Providence Affiliate’s payment designee that increases from approximately $1.8 million to $3.5 million during the term of the Billboard Agreement; (ii) a minimum annual guarantee payment paid to the Providence Affiliate that increases from $8.5 million to $12.0 million by year six and adjusted for inflation thereafter through year ten; (iii) a percentage revenue share payment on gross revenues generated above $22.0 million paid to the Providence Affiliate during the term of the Billboard Agreement; (iv) a percentage revenue share payment on net revenues until $100.0 million is paid to the Providence Affiliate or its payment designee, as applicable; and (v) a one-time payment of $10.0 million paid to the Providence Affiliate on the fifth anniversary of the closing of the Billboard Transaction (the “Billboard Transaction Closing”) if we have not yet acquired the Assets as described below. The Billboard Agreement also provides that (i) we have the option to acquire the Assets from the Providence Affiliate between the third and seventh anniversaries of the Billboard Transaction Closing at pre-agreed prices depending on the time at which we exercise the option; (ii) prior to the seventh anniversary of the Billboard Transaction Closing, we have a right of first offer prior to any sale of the Assets by the Providence Affiliate to a third-party; and (iii) in the event of a termination of the Billboard Agreement by the Providence Affiliate after a sale to a third-party, we may in certain circumstances be entitled to receive a termination payment. As of March 31, 2024, operating lease assets related to the Billboard Agreement were $90.9 million, current operating lease liabilities related to the Billboard Agreement were $3.9 million and non-current operating lease liabilities related to the Billboard Agreement were $92.2 million, and are included in Operating lease assets, current Operating lease liabilities and non-current Operating lease liabilities, respectively, on the Consolidated Statements of Financial Position. Billboard revenues related to the Billboard Agreement were $2.8 million in the three months ended March 31, 2024 and $1.9 million in the three months ended March 31, 2023, and recorded in Revenues on the Consolidated Statement of Operations. Operating lease expenses related to the Billboard Agreement were $3.5 million in the three months ended March 31, 2024, and $2.3 million in the three months ended March 31, 2023, and recorded in Operating expenses on the Consolidated Statement of Operations.

Joint Ventures

We have a 50% ownership interest in two active joint ventures that operate transit shelters in the greater Los Angeles area and Vancouver, and two active joint ventures which operate a total of seven billboard displays in New York and Boston. All of these joint ventures are accounted for as equity investments. These investments totaled $7.8 million as of March 31, 2024, and $8.2 million as of December 31, 2023, and are included in Other assets on the Consolidated Statements of Financial Position. In 2023, in connection with the Transaction, an equity investment was reclassified as Assets held for sale on the Consolidated Statement of Financial Position. (See Note 11. Acquisitions and Dispositions: Dispositions: Canadian Business.) We provided sales and management services to these joint ventures and recorded management fees in Revenues on the Consolidated Statement of Operations of $1.0 million in each of the three months ended March 31, 2024 and 2023.

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)

Note 8. Debt

Debt, net, consists of the following:

	As of
(in millions, except percentages)	March 31, 2024	December 31, 2023
Short-term debt:
AR Facility	$120.0	$65.0
Total short-term debt	120.0	65.0

Long-term debt:
Term loan, due 2026	599.0	598.9

Senior secured notes:
7.375% senior secured notes, due 2031	450.0	450.0

Senior unsecured notes:
5.000% senior unsecured notes, due 2027	650.0	650.0
4.250% senior unsecured notes, due 2029	500.0	500.0
4.625% senior unsecured notes, due 2030	500.0	500.0
Total senior unsecured notes	1,650.0	1,650.0

Debt issuance costs	(21.2)	(22.4)
Total long-term debt, net	2,677.8	2,676.5

Total debt, net	$2,797.8	$2,741.5

Weighted average cost of debt	5.7%	5.7%

Term Loan

The interest rate on the term loan due in 2026 (the “Term Loan”) was 7.1% per annum as of March 31, 2024. As of March 31, 2024, a discount of $1.0 million on the Term Loan remains unamortized. The discount is being amortized through Interest expense, net, on the Consolidated Statement of Operations.

Revolving Credit Facility

We also have a $500.0 million revolving credit facility, which matures in 2028 (the “Revolving Credit Facility,” together with the Term Loan, the “Senior Credit Facilities”).

As of March 31, 2024, there were no outstanding borrowings under the Revolving Credit Facility.

The commitment fee based on the amount of unused commitments under the Revolving Credit Facility was $0.5 million in the three months ended March 31, 2024, and $0.4 million in the three months ended March 31, 2023. As of March 31, 2024, we had issued letters of credit totaling approximately $6.4 million against the letter of credit facility sublimit under the Revolving Credit Facility.

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)
Standalone Letter of Credit Facilities

As of March 31, 2024, we had issued letters of credit totaling approximately $67.3 million under our aggregate $81.0 million standalone letter of credit facilities. The total fees under the letter of credit facilities were immaterial in each of the three months ended March 31, 2024 and 2023.

Accounts Receivable Securitization Facility

As of March 31, 2024, we have a $150.0 million revolving accounts receivable securitization facility (the “AR Facility”), which terminates in May 2025, unless further extended.

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

As of March 31, 2024, there were $120.0 million of outstanding borrowings under the AR Facility, at a borrowing rate of 6.3%. As of March 31, 2024, borrowing capacity remaining under the AR Facility was $30.0 million based on approximately $294.1 million of accounts receivable that could be used as collateral for the AR Facility in accordance with the agreements governing the AR Facility. The commitment fee based on the amount of unused commitments under the AR Facility was $0.1 million for each of the three months ended March 31, 2024 and 2023.

Debt Covenants

Our credit agreement, dated as of January 31, 2014 (as amended, restated, amended and restated, supplemented or otherwise modified, the “Credit Agreement”), governing the Senior Credit Facilities, the agreements governing the AR Facility, and the indentures governing our senior notes contain customary affirmative and negative covenants, subject to certain exceptions, including but not limited to those that restrict the Company’s and its subsidiaries’ abilities to (i) pay dividends on, repurchase or make distributions in respect to the Company’s or its wholly-owned subsidiary, Outfront Media Capital LLC’s capital stock or make other restricted payments other than dividends or distributions necessary for us to maintain our REIT status, subject to certain conditions and exceptions, (ii) enter into agreements restricting certain subsidiaries’ ability to pay dividends or make other intercompany or third-party transfers, and (iii) incur additional indebtedness. One of the exceptions to the restriction on our ability to incur additional indebtedness is satisfaction of a Consolidated Total Leverage Ratio, which is the ratio of our consolidated total debt to our Consolidated EBITDA (as defined in the Credit Agreement) for the trailing four consecutive quarters, of no greater than 6.0 to 1.0. As of March 31, 2024, our Consolidated Total Leverage Ratio was 5.3 to 1.0 in accordance with the Credit Agreement.

The terms of the Credit Agreement (and under certain circumstances, the agreements governing the AR Facility) require that we maintain a Consolidated Net Secured Leverage Ratio, which is the ratio of (i) our consolidated secured debt (less up to $150.0 million of unrestricted cash) to (ii) our Consolidated EBITDA (as defined in the Credit Agreement) for the trailing four consecutive quarters, of no greater than 4.5 to 1.0. As of March 31, 2024, our Consolidated Net Secured Leverage Ratio was 2.0 to 1.0 in accordance with the Credit Agreement. As of March 31, 2024, we are in compliance with our debt covenants.

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)
Deferred Financing Costs

As of March 31, 2024, we had deferred $25.9 million in fees and expenses associated with the Term Loan, the Revolving Credit Facility, the AR Facility and our senior notes. We are amortizing the deferred fees through Interest expense, net, on our Consolidated Statement of Operations over the respective terms of the Term Loan, Revolving Credit Facility, AR Facility and our senior notes.

Fair Value

Under the fair value hierarchy, observable inputs such as unadjusted quoted prices in active markets for identical assets or liabilities are defined as Level 1; observable inputs other than quoted prices included within Level 1 that are either directly or indirectly observable for the asset or liability are defined as Level 2; and unobservable inputs for the asset or liability are defined as Level 3. The aggregate fair value of our debt, which is estimated based on quoted market prices of similar liabilities, was approximately $2.7 billion as of both March 31, 2024, and December 31, 2023. The fair value of our debt as of both March 31, 2024, and December 31, 2023, is classified as Level 2.

Note 9. Equity

As of March 31, 2024, 450,000,000 shares of our common stock, par value $0.01 per share, were authorized; 165,880,873 shares were issued and outstanding; and 50,000,000 shares of our preferred stock, par value $0.01 per share, were authorized, with 125,000 shares of our Series A Convertible Perpetual Preferred Stock (the “Series A Preferred Stock”), par value $0.01 per share, issued and outstanding.

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

During the three months ended March 31, 2024, we paid cash dividends of $2.2 million on the Series A Preferred Stock. As of March 31, 2024, the maximum number of shares of common stock that could be required to be issued on conversion of the outstanding shares of Series A Preferred Stock was approximately 7.8 million shares.

We have a sales agreement in connection with an “at-the-market” equity offering program (the “ATM Program”), under which we may, from time to time, issue and sell shares of our common stock up to an aggregate offering price of $300.0 million. We have no obligation to sell any of our common stock under the sales agreement and may at any time suspend solicitations and offers under the sales agreement. No shares were sold under the ATM Program during the three months ended March 31, 2024. As of March 31, 2024, we had approximately $232.5 million of capacity remaining under the ATM Program.

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)
On May 2, 2024, we announced that our board of directors approved a quarterly cash dividend of $0.30 per share on our common stock, payable on June 28, 2024, to stockholders of record at the close of business on June 7, 2024.

Note 10. Revenues

The following table summarizes revenues by source:

	Three Months Ended
	March 31,
(in millions)	2024	2023
Billboard:
Static displays	$222.8	$215.1
Digital displays	93.9	88.9
Other	12.1	16.6
Billboard revenues	328.8	320.6
Transit:
Static displays	38.7	38.8
Digital displays	32.8	28.1
Other	7.9	6.5
Total transit revenues	79.4	73.4
Other	0.3	1.8
Transit and other revenues	79.7	75.2
Total revenues	$408.5	$395.8

Rental income was $304.1 million in the three months ended March 31, 2024, and $298.4 million in the three months ended March 31, 2023, and is recorded in Billboard revenues on the Consolidated Statement of Operations.

The following table summarizes revenues by geography:

	Three Months Ended
	March 31,
(in millions)	2024	2023
United States:
Billboard	$313.9	$306.1
Transit and other	75.7	70.3
Other	0.3	1.8
Total United States revenues	389.9	378.2
Canada	18.6	17.6
Total revenues	$408.5	$395.8

We recognized substantially all of the Deferred revenues on the Consolidated Statement of Financial Position as of December 31, 2023, during the three months ended March 31, 2024.

Note 11. Acquisitions and Dispositions

Acquisitions

We completed several asset acquisitions for a total purchase price of approximately $6.0 million in the three months ended March 31, 2024, and $5.1 million in the three months ended March 31, 2023. The value of the assets acquired during 2024 and 2023 has primarily been allocated to the related permits and leasehold agreements intangible assets (see Note 4. Intangible Assets).

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)
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

(in millions)	As of March 31, 2024	As of December 31, 2023
Current assets:
Receivables, less allowances	$22.0	$26.7
Other current assets	9.8	7.9
Current assets held for sale	31.8	34.6
Property and equipment, net	39.8	39.9
Goodwill	22.4	22.9
Intangible assets	51.9	53.0
Operating lease assets	85.2	85.9
Other assets	11.8	12.6
Total assets held for sale	$242.9	$248.9

Current liabilities held for sale	$21.4	$24.1
Deferred income tax liabilities, net	16.2	15.5
Asset retirement obligation	4.9	5.0
Operating lease liabilities	69.7	70.4
Total liabilities held for sale	$112.2	$115.0

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)

Note 12. Stock-Based Compensation

The following table summarizes our stock-based compensation expense for the three months ended March 31, 2024 and 2023.

	Three Months Ended
	March 31,
(in millions)	2024	2023
Stock-based compensation expenses (restricted share units (“RSUs”) and performance-based RSUs (“PRSUs”)), before income taxes	$7.2	$7.8
Tax benefit	(0.2)	(0.4)
Stock-based compensation expense, net of tax	$7.0	$7.4

As of March 31, 2024, total unrecognized compensation cost related to non-vested RSUs and PRSUs was $48.2 million, which is expected to be recognized over a weighted average period of 2.1 years.

RSUs and PRSUs

The following table summarizes activity for the three months ended March 31, 2024, of RSUs and PRSUs issued to our employees.

	Activity	Weighted Average Per Share Grant Date Fair Market Value
Non-vested as of December 31, 2023	2,781,836	$21.10
Granted:
RSUs	1,547,171	12.43
PRSUs	787,035	12.43
Vested:
RSUs	(861,830)	21.62
PRSUs	(410,304)	22.07
Forfeitures:
RSUs	(13,404)	20.17
PRSUs	(176,427)	19.21
Non-vested as of March 31, 2024	3,654,077	15.43

Note 13. Retirement Benefits

The following table presents the components of net periodic pension cost and amounts recognized in other comprehensive income (loss) for our pension plans:

	Three Months Ended
	March 31,
(in millions)	2024	2023
Components of net periodic pension cost:
Interest cost	$0.3	$0.6
Expected return on plan assets	(0.4)	(0.7)
Net periodic pension cost	$(0.1)	$(0.1)

In the three months ended March 31, 2024, we contributed $0.2 million to our defined benefit pension plans. In 2024, we expect to contribute approximately $0.2 million to our defined benefit pension plans.

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

In the three months ended March 31, 2024 and 2023, our effective tax rate differed from the U.S. federal statutory income tax rate primarily due to our REIT status, including the dividends paid deduction, the impact of state and local taxes, and the effect of foreign operations.

Note 15. Earnings Per Share (“EPS”)

	Three Months Ended
	March 31,
(in millions)	2024	2023
Net loss available for common stockholders	$(27.2)	$(28.9)
Less: Distributions to holders of Series A Preferred Stock	2.2	2.2
Net loss available for common stockholders, basic and diluted	$(29.4)	$(31.1)

Weighted average shares for basic and diluted EPS(a)(b)	165.4	164.5
(a)The potential impact of 1.8 million granted RSUs and PRSUs in the three months ended March 31, 2024, and 1.4 million granted RSUs and PRSUs in the three months ended March 31, 2023, were antidilutive.
(b)The potential impact of 7.8 million shares of our common stock issuable upon conversion of the Series A Preferred Stock in each of the three months ended March 31, 2024 and 2023, were antidilutive.

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

•Recoupment of Equipment Deployment Costs. We may retain incremental revenues that exceed an annual base revenue amount for the cost of deploying advertising and communications displays throughout the transit system. As presented

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)
in the table below, recoupable MTA equipment deployment costs are recorded as Prepaid MTA equipment deployment costs and Intangible assets on our Consolidated Statement of Financial Position, and as these costs are recouped from incremental revenues that the MTA would otherwise be entitled to receive, Prepaid MTA equipment deployment costs will be reduced. If incremental revenues generated over the term of the agreement are not sufficient to cover all or a portion of the equipment deployment costs, the costs will not be recouped, which could have an adverse effect on our business, financial condition and results of operations, including impairment charges (see Note 4. Intangible Assets). If we do not recoup all costs of deploying advertising and communications screens with respect to the New Inventory by the end of the term of the MTA Agreement, the MTA will be obligated to reimburse us for these costs. Deployment costs in an amount not to exceed $50.7 million, which are deemed authorized before December 31, 2020, will be paid directly by the MTA. For any deployment costs deemed authorized after December 31, 2020, the MTA and the Company will no longer be obligated to directly pay 70% and 30% of the costs, respectively, and these costs will be subject to recoupment in accordance with the MTA Agreement. We did not recoup any equipment deployment costs in the three months ended March 31, 2024, and we do not expect to recoup any equipment deployment costs in the remainder of 2024.

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

During the three months ended March 31, 2024, we had no recoupment from incremental revenues. As of March 31, 2024, 22,195 digital displays had been installed, composed of 5,118 digital advertising screens on subway and train platforms and entrances, 11,854 smaller-format digital advertising screens on rolling stock and 5,223 MTA communications displays. In the three months ended March 31, 2024, 2,498 installations occurred.

As a result of our continued expectation of negative aggregate cash flows related to our MTA asset group, we recorded an additional impairment charge of $9.1 million in the first quarter of 2024, representing additional MTA equipment deployment cost spending during the quarter.

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)

(in millions)	Beginning Balance	Deployment Costs Incurred	Recoupment/MTA Funding	Amortization/Impairment	Reclassification	Ending Balance
Three months ended March 31, 2024:
Other current assets	$1.1	$—	$—	$—	$—	$1.1
Intangible assets (franchise agreements)	—	9.1	—	(9.1)	—	—
Total	$1.1	$9.1	$—	$(9.1)	$—	$1.1

Year ended December 31, 2023:
Prepaid MTA equipment deployment costs	$363.2	$21.8	$—	$—	$(385.0)	$—
Other current assets	1.6	(0.4)	(0.1)	—	—	1.1
Intangible assets (franchise agreements)	62.0	22.3	—	(469.3)	385.0	—
Total	$426.8	$43.7	$(0.1)	$(469.3)	$—	$1.1

Letters of Credit

We have indemnification obligations with respect to letters of credit and surety bonds primarily used as security against non-performance in the normal course of business. As of March 31, 2024, the outstanding letters of credit were approximately $73.7 million and outstanding surety bonds were approximately $172.6 million, and were not recorded on the Consolidated Statements of Financial Position.

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

The following tables set forth our financial performance by segment.

	Three Months Ended
	March 31,
(in millions)	2024	2023
Revenues:
U.S. Media	$389.6	$376.4
Other	18.9	19.4
Total revenues	$408.5	$395.8

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)
We present Operating income (loss) before Depreciation, Amortization, Net (gain) loss on dispositions, Stock-based compensation and Impairment charges (“Adjusted OIBDA”) as the primary measure of profit and loss for our operating segments.

	Three Months Ended
	March 31,
(in millions)	2024	2023
Net loss before allocation to non-controlling interests	$(27.1)	$(28.7)
(Benefit) provision for income taxes	(0.5)	0.4
Equity in earnings of investee companies, net of tax	0.2	0.8
Interest expense, net	41.4	37.7
Operating income	14.0	10.2
Net loss on dispositions	0.1	0.3
Impairment charges	9.1	—
Depreciation and amortization	36.1	41.9
Stock-based compensation	7.2	7.8
Total Adjusted OIBDA	$66.5	$60.2

Adjusted OIBDA:
U.S. Media	$81.8	$72.1
Other	0.9	1.1
Corporate	(16.2)	(13.0)
Total Adjusted OIBDA	$66.5	$60.2

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)

	Three Months Ended
	March 31,
(in millions)	2024	2023
Operating income (loss):
U.S. Media	$36.5	$33.3
Other	0.9	(2.3)
Corporate	(23.4)	(20.8)
Total operating income	$14.0	$10.2

Net loss on dispositions:
U.S. Media	$0.1	$0.3
Total loss on dispositions	$0.1	$0.3

Impairment charges (a):
U.S. Media	$9.1	$—
Total impairment charges	$9.1	$—

Depreciation and amortization:
U.S. Media	$36.1	$38.5
Other	—	3.4
Total depreciation and amortization	$36.1	$41.9

Capital expenditures:
U.S. Media	$17.6	$22.0
Other	0.8	0.6
Total capital expenditures	$18.4	$22.6
(a)Impairment charges related to the long-term outlook of our U.S. Transit and Other reporting unit (see Note 4. Intangible Assets).

	As of
(in millions)	March 31, 2024	December 31, 2023
Assets:
U.S. Media	$5,220.7	$5,297.2
Other(a)	255.8	259.7
Corporate	37.5	26.0
Total assets	$5,514.0	$5,582.9
(a)Includes amounts reclassified as Assets held for sale on the Consolidated Statement of Financial Position. (See Note 11. Acquisitions and Dispositions: Dispositions: Canadian Business.)

	As of
(in millions)	March 31, 2024	December 31, 2023
Long-lived assets(a):
United States	$4,935.6	$4,962.6
Canada(b)	209.7	214.3
Total assets	$5,145.3	$5,176.9
(a)Reflects total assets less current assets, investments and non-current deferred tax assets.
(b)Includes amounts reclassified as Assets held for sale on the Consolidated Statement of Financial Position. (See Note 11. Acquisitions and Dispositions: Dispositions: Canadian Business.)

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with our historical consolidated financial statements and the notes thereto appearing in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the Securities and Exchange Commission (the “SEC”) on February 22, 2024, and the unaudited consolidated financial statements and the notes thereto included in this Quarterly Report on Form 10-Q. This MD&A contains forward-looking statements that involve numerous risks and uncertainties. The forward-looking statements are subject to a number of important factors, including, but not limited to, those factors discussed in the sections entitled “Risk Factors” in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 22, 2024, and the section entitled “Cautionary Statement Regarding Forward-Looking Statements” in this Quarterly Report on Form 10-Q, that could cause our actual results to differ materially from the results described herein or implied by such forward-looking statements. Except as otherwise indicated or unless the context otherwise requires, all references in this Quarterly Report on Form 10-Q to (i) “OUTFRONT Media,” “the Company,” “we,” “our,” “us” and “our company” mean OUTFRONT Media Inc., a Maryland corporation, and unless the context requires otherwise, its consolidated subsidiaries, and (ii) the “25 largest markets in the U.S.,” “approximately 150 markets in the U.S. and Canada” and “Nielsen Designated Market Areas” are based, in whole or in part, on Nielsen Media Research’s 2024 Designated Market Area rankings.

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

On October 22, 2023, the Company, Outfront Canada HoldCo 2 LLC, a wholly-owned subsidiary of the Company, and Outfront Canada Sub LLC, a wholly-owned subsidiary of the Company (together, the “Selling Subsidiaries”), entered into a Share Purchase Agreement (the “Share Purchase Agreement”) with Bell Media Inc. (the “Buyer”), relating to the sale of the Company’s outdoor advertising business in Canada (the “Canadian Business”). Pursuant to the Share Purchase Agreement, the Selling Subsidiaries agreed to sell all of its (and its affiliates) equity interests in Outdoor Systems Americas ULC and its subsidiaries (the “Transaction”), which hold all of the assets of the Canadian Business, to the Buyer, for C$410.0 million in cash, payable on the date of the consummation of the Transaction (the “Closing”). The purchase price is subject to (i) adjustments at and following the Closing for working capital, cash, indebtedness, capital expenditures and transaction expenses, and (ii) a holdback to be released at or following the Closing, in whole or in part, if certain third-party contracts are renewed or extended on certain terms. The consummation of the Transaction is expected to occur in the first half of 2024, subject to certain closing conditions, including, among others, (i) the absence of any enacted or pending law, order, judgment or litigation by a governmental authority prohibiting the consummation of the Transaction, and (ii) receipt of antitrust approval in Canada (the “Antitrust Approval”). (See Note 11. Acquisitions and Dispositions: Dispositions: Canadian Business to the Consolidated Financial Statements.)

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

We have incurred, and we intend to incur, significant equipment deployment costs and capital expenditures, in the coming years to continue increasing the number of digital displays in our portfolio. However, we expect our annual equipment deployment cost spending with respect to the New York Metropolitan Transportation Authority (the “MTA”) transit franchise will decline after our expected substantial completion of our initial deployment in 2024.

We built or converted 32 new digital billboard displays in the U.S. and seven in Canada during the three months ended March 31, 2024. Additionally, in the three months ended March 31, 2024, we entered into marketing arrangements to sell advertising on four third-party digital billboard displays in the U.S. In the three months ended March 31, 2024, we built, converted or replaced 2,523 digital transit and other displays in the U.S. The following table sets forth information regarding our digital displays.

	Digital Revenues (in millions) for the Three Months Ended March 31, 2024(a)			Number of Digital Displays as of March 31, 2024(a)
Location	Digital Billboard	Digital Transit and Other	Total Digital Revenues	Digital Billboard Displays	Digital Transit and Other Displays	Total Digital Displays
United States	$87.6	$32.1	$119.7	1,909	24,116	26,025
Canada	6.3	0.7	7.0	318	65	383
Total	$93.9	$32.8	$126.7	2,227	24,181	26,408
(a)Digital display amounts include 5,301 displays reserved for transit agency use. Our number of digital displays is impacted by acquisitions, dispositions, management agreements, the net effect of new and lost billboards, and the net effect of won and lost franchises in the period.

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

We have a diversified base of customers across various industries. During the three months ended March 31, 2024, our largest categories of advertisers were entertainment, retail and health/medical, each of which represented approximately 20%, 11% and 10% of our total U.S. Media segment revenues, respectively. During the three months ended March 31, 2023, our largest categories of advertisers were entertainment, health/medical and retail, each of which represented approximately 20%, 11% and 9% of our total U.S. Media segment revenues, respectively.

Our large-scale portfolio allows our customers to reach a national audience and also provides the flexibility to tailor campaigns to specific regions or markets. We generated approximately 38% of our U.S. Media segment revenues from national advertising campaigns in the three months ended March 31, 2024, compared to approximately 41% in the same prior-year period.

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

	Three Months Ended
	March 31,		%
(in millions, except percentages)	2024	2023	Change
Revenues	$408.5	$395.8	3%
Organic revenues(a)(b)	408.5	395.9	3
Operating income	14.0	10.2	37
Adjusted OIBDA(b)	66.5	60.2	10
Adjusted OIBDA(b) margin	16%	15%
Net loss attributable to OUTFRONT Media Inc.	(27.2)	(28.9)	(6)
Funds from operations (“FFO”)(b) attributable to OUTFRONT Media Inc.	22.3	17.1	30
Adjusted FFO (“AFFO”)(b) attributable to OUTFRONT Media Inc.	23.2	8.8	164
(a)Organic revenues exclude revenues associated with the impact of foreign currency exchange rates (“non-organic revenues”). We provide organic revenues to understand the underlying growth rate of revenue excluding the impact of non-organic revenue items. Our management believes organic revenues are useful to users of our financial data because it enables them to better understand the level of growth of our business period to period. Since organic revenues are not calculated in accordance with GAAP, it should not be considered in isolation of, or as a substitute for, revenues as an indicator of operating performance. Organic revenues, as we calculate it, may not be comparable to similarly titled measures employed by other companies.
(b)See the “Reconciliation of Non-GAAP Financial Measures” and “Revenues” sections of this MD&A for reconciliations of Operating income to Operating income before Depreciation, Amortization, Net loss on dispositions, Stock-based compensation and Impairment charges (“Adjusted OIBDA”) Net loss attributable to OUTFRONT Media Inc. to FFO attributable to OUTFRONT Media Inc. and AFFO attributable to OUTFRONT Media Inc., and Revenues to organic revenues.

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

	Three Months Ended
	March 31,		%
(in millions, except percentages)	2024	2023	Change
Revenues:
Billboard	$328.8	$320.6	3%
Transit and other	79.7	75.2	6
Total revenues	$408.5	$395.8	3

Organic revenues(a):
Billboard	$328.8	$320.7	3
Transit and other	79.7	75.2	6
Total organic revenues(a)	408.5	395.9	3
Non-organic revenues:
Billboard	—	(0.1)	*
Transit and other	—	—	*
Total non-organic revenues	—	(0.1)	*
Total revenues	$408.5	$395.8	3
*Calculation is not meaningful.
(a)Organic revenues exclude revenues associated with the impact of foreign currency exchange rates (“non-organic revenues”).

Total revenues increased by $12.7 million, or 3%, and organic revenues increased $12.6 million, or 3%, in the three months ended March 31, 2024, compared to the same prior-year period.

In the three months ended March 31, 2023, non-organic revenues reflect the impact of foreign currency exchange rates.

Total billboard revenues increased $8.2 million, or 3%, in the three months ended March 31, 2024, compared to the same prior-year period, primarily due to an increase in average revenue per display (yield), driven by the impact of programmatic and direct sale advertising platforms on digital billboard revenues and the impact of new and lost billboards in the period, including insignificant acquisitions, partially offset by lower proceeds from condemnations.

Organic billboard revenues increased $8.1 million, or 3%, in the three months ended March 31, 2024, compared to the same prior-year period, primarily due to an increase in average revenue per display (yield), driven by the impact of programmatic and direct sale advertising platforms on digital billboard revenues and the impact of new and lost billboards in the period, including insignificant acquisitions, partially offset by lower proceeds from condemnations.

Total transit and other revenues increased $4.5 million, or 6%, in the three months ended March 31, 2024, compared to the same prior-year period, primarily due to an increase in average revenue per display (yield), partially offset by the impact of new and lost transit franchise contracts in the period.

Organic transit and other revenues increased $4.5 million, or 6%, in the three months ended March 31, 2024, compared to the same prior-year period, primarily due to an increase in average revenue per display (yield), partially offset by the impact of new and lost transit franchise contracts in the period.

Expenses

	Three Months Ended
	March 31,		%
(in millions, except percentages)	2024	2023	Change
Expenses:
Operating	$238.7	$235.5	1%
Selling, general and administrative	110.5	107.9	2
Net loss on dispositions	0.1	0.3	(67)
Impairment charges	9.1	—	*
Depreciation	18.5	20.1	(8)
Amortization	17.6	21.8	(19)
Total expenses	$394.5	$385.6	2
*Calculation is not meaningful.

Operating Expenses

	Three Months Ended
	March 31,		%
(in millions, except percentages)	2024	2023	Change
Operating expenses:
Billboard property lease	$121.7	$121.2	—%
Transit franchise	59.0	59.6	(1)
Posting, maintenance and other	58.0	54.7	6
Total operating expenses	$238.7	$235.5	1

Billboard property lease expenses represented 37% of billboard revenues in the three months ended March 31, 2024, and 38% in the three months ended March 31, 2023. The decrease in billboard property lease expenses as a percentage of billboard revenues in the three months ended March 31, 2024, is primarily due to higher billboard revenues and the impact of new locations, including through acquisitions, and lower variable billboard property lease expenses (see Note 5. Leases to the Consolidated Financial Statements), which includes an out-of-period adjustment of $5.2 million recorded in the three months ended March 31, 2023, related to variable billboard property lease expenses (see Note 1. Description of Business and Basis of Presentation to the Consolidated Financial Statements).

Transit franchise expenses represented 83% of transit display revenues in the three months ended March 31, 2024, and 89% in the three months ended March 31, 2023. The decrease in transit franchise expenses, as a percentage of transit display revenues in the three months ended March 31, 2024, compared to the same prior year period, are primarily driven by the net impact of new and lost transit franchise contracts, partially offset by higher guaranteed minimum annual payments to the MTA. We expect transit franchise expenses, as a percentage of transit display revenues, to continue to decline in 2024 compared to 2023 as a result of our expectation that revenues generated under the MTA Agreement (as defined below) in 2024 will grow at a compound annual growth rate above the inflation-adjusted guaranteed minimum annual payments to the MTA.

Billboard property lease and transit franchise expenses decreased $0.1 million in the three months ended March 31, 2024, compared to the same prior-year period, primarily due to the net impact of new and lost transit franchise contracts and lower variable billboard property lease expenses, which includes an out-of-period adjustment of $5.2 million recorded in the three months ended March 31, 2023, related to variable billboard property lease expenses (see Note 1. Description of Business and Basis of Presentation to the Consolidated Financial Statements), partially offset by higher guaranteed minimum annual payments to the MTA and the impact of new locations, including through acquisitions.

Posting, maintenance and other expenses as a percentage of revenues were 14% in each of the three months ended March 31, 2024 and 2023. Posting, maintenance and other expenses increased $3.3 million, or 6%, in the three months ended March 31, 2024, compared to the same prior-year period, primarily due to higher compensation-related expenses, higher posting and rotation costs, driven by higher business activity, and higher maintenance and utilities cost, driven by inflationary cost increases, partially offset by lower materials costs driven by lower third-party equipment sales.

Selling, General and Administrative Expenses (“SG&A”)

SG&A expenses represented 27% of Revenues in each of the three months ended March 31, 2024 and 2023. SG&A expenses increased $2.6 million, or 2%, in the three months ended March 31, 2024, compared to the same prior-year period, primarily due to higher professional fees, as a result of a management consulting project, higher compensation-related expenses, including salaries and net of higher commissions, and higher rent related to new offices, partially offset by lower travel and entertainment expenses. We continue to evaluate methods to lower SG&A expense growth.

Net Loss on Dispositions

Net loss on dispositions decreased $0.2 million, or 67%, in the three months ended March 31, 2024, compared to the same prior-year period.

Impairment Charges

As a result of our continued expectation of negative aggregate cash flows related to our MTA asset group, we recorded an additional impairment charge of $9.1 million in the three months ended March 31, 2024, representing additional MTA equipment deployment cost spending during the quarter. (See Note 4. Intangible Assets to the Consolidated Financial Statements.)

Depreciation

Depreciation decreased $1.6 million, or 8%, in the three months ended March 31, 2024, compared to the same prior-year period, due primarily to property and equipment reclassified as Assets held for sale on the Consolidated Statement of Financial Position. (See Note 11. Acquisitions and Dispositions: Dispositions: Canadian Business.).

Amortization

Amortization decreased $4.2 million, or 19%, in the three months ended March 31, 2024, compared to the same prior-year periods, due primarily to intangible assets reclassified as Assets held for sale on the Consolidated Statement of Financial Position. (See Note 11. Acquisitions and Dispositions: Dispositions: Canadian Business.).

Interest Expense, Net

Interest expense, net, was $41.4 million (including $1.6 million of deferred financing costs) in the three months ended March 31, 2024, and $37.7 million (including $1.6 million of deferred financing costs) in the same prior-year period. The increase was primarily due to higher interest rates and a higher average debt balance.

Benefit (Provision) for Income Taxes

Benefit for income taxes was $0.5 million in the three months ended March 31, 2024, compared to a Provision for income taxes of $0.4 million in the same prior-year period, due primarily to changes in taxable income for our U.S. taxable REIT subsidiaries (“TRSs”) and our Canadian subsidiaries.

Net Loss

Net loss before allocation to non-controlling interests decreased $1.6 million, or 6%, in the three months ended March 31, 2024, compared to the same prior-year period, primarily driven by higher operating income and a benefit for income taxes in the three months ended March 31, 2024, compared to a provision for income taxes in the same prior year period, partially offset by higher interest expense.

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

	Three Months Ended
	March 31,
(in millions, except percentages)	2024	2023
Total revenues	$408.5	$395.8

Operating income	$14.0	$10.2
Net loss on dispositions	0.1	0.3
Impairment charges	9.1	—
Depreciation	18.5	20.1
Amortization	17.6	21.8
Stock-based compensation	7.2	7.8
Adjusted OIBDA	$66.5	$60.2
Adjusted OIBDA margin	16%	15%

Net loss attributable to OUTFRONT Media Inc.	$(27.2)	$(28.9)
Depreciation of billboard advertising structures	13.6	15.1
Amortization of real estate-related intangible assets	16.1	18.3
Amortization of direct lease acquisition costs	13.1	12.4
Net loss on disposition of real estate assets	0.1	0.3
Impairment charges(a)	6.7	—
Adjustment related to non-controlling interests	(0.1)	(0.1)
FFO attributable to OUTFRONT Media Inc.	22.3	17.1
Non-cash portion of income taxes	(0.6)	(3.2)
Cash paid for direct lease acquisition costs	(15.3)	(16.5)
Maintenance capital expenditures	(4.7)	(8.8)
Other depreciation	4.9	5.0
Other amortization	1.5	3.5
Impairment charges on non-real estate assets(a)	2.4	—
Stock-based compensation	7.2	7.8
Non-cash effect of straight-line rent	3.1	1.5
Accretion expense	0.8	0.8
Amortization of deferred financing costs	1.6	1.6
AFFO attributable to OUTFRONT Media Inc.	$23.2	$8.8
(a)Impairment charges related to the long-term outlook of our U.S. Transit and Other reporting unit (see Note 4. Intangible Assets to the Consolidated Financial Statements).

FFO attributable to OUTFRONT Media Inc. increased $5.2 million, or 30%, in the three months ended March 31, 2024, compared to the same prior-year period, due primarily to higher Adjusted OIBDA, partially offset by impairment charges on non-real estate assets and higher interest expense. AFFO attributable to OUTFRONT Media Inc. increased $14.4 million, or 164%, in the three months ended March 31, 2024, compared to the same prior-year period, due primarily to higher Adjusted OIBDA, lower maintenance capital expenditures and lower cash paid for income taxes.

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

The following table presents our Revenues, Adjusted OIBDA and Operating income by segment in the three months ended March 31, 2024 and 2023.

	Three Months Ended
	March 31,
(in millions)	2024	2023
Revenues:
U.S. Media	$389.6	$376.4
Other	18.9	19.4
Total revenues	$408.5	$395.8

Operating income	$14.0	$10.2
Net loss on dispositions	0.1	0.3
Impairment charges	9.1	—
Depreciation	18.5	20.1
Amortization	17.6	21.8
Stock-based compensation(a)	7.2	7.8
Total Adjusted OIBDA	$66.5	$60.2

Adjusted OIBDA:
U.S. Media	$81.8	$72.1
Other	0.9	1.1
Corporate	(16.2)	(13.0)
Total Adjusted OIBDA	$66.5	$60.2

Operating income (loss):
U.S. Media	$36.5	$33.3
Other	0.9	(2.3)
Corporate	(23.4)	(20.8)
Total operating income	$14.0	$10.2
(a)Stock-based compensation is classified as Corporate expense.

U.S. Media

	Three Months Ended
	March 31,		%
(in millions, except percentages)	2024	2023	Change
Revenues:
Billboard	$313.9	$306.1	3%
Transit and other	75.7	70.3	8
Total revenues	$389.6	$376.4	4

Organic revenues:
Billboard	$313.9	$306.1	3
Transit and other	75.7	70.3	8
Total organic revenues	389.6	376.4	4
Non-organic revenues:
Billboard	—	—	*
Transit and other	—	—	*
Total non-organic revenues	—	—	*
Total revenues	389.6	376.4	4
Operating expenses	(226.2)	(222.6)	2
SG&A expenses	(81.6)	(81.7)	—
Adjusted OIBDA	$81.8	$72.1	13
Adjusted OIBDA margin	21%	19%

Operating income	$36.5	$33.3	10
Net loss on dispositions	0.1	0.3	(67)
Impairment charges	9.1	—	*
Depreciation and amortization	36.1	38.5	(6)
Adjusted OIBDA	$81.8	$72.1	13

New York metropolitan area revenues as a percentage of U.S. Media segment revenues	18%	18%
Los Angeles metropolitan area revenues as a percentage of U.S. Media segment revenues	14%	15%
*    Calculation is not meaningful.

Total U.S. Media segment revenues increased $13.2 million, or 4%, in the three months ended March 31, 2024, compared to the same prior-year period, due primarily to higher billboard revenues. We generated approximately 38% in the three months ended March 31, 2024, and 41% in the three months ended March 31, 2023, of our U.S. Media segment revenues from national advertising campaigns.

Billboard revenues in the U.S. Media segment increased $7.8 million, or 3%, in the three months ended March 31, 2024, compared to the same prior-year period, reflecting an increase in average revenue per display (yield), driven by the impact of programmatic and direct sale advertising platforms on digital billboard revenues and the impact of new and lost billboards in the period, including insignificant acquisitions, partially offset by lower proceeds from condemnations.

Organic billboard revenues in the U.S. Media segment increased $7.8 million, or 3%, in the three months ended March 31, 2024, compared to the same prior-year period, primarily due to an increase in average revenue per display (yield), driven by the impact of programmatic and direct sale advertising platforms on digital billboard revenues and the impact of new and lost billboards in the period, including insignificant acquisitions, partially offset by lower proceeds from condemnations.

Transit and other revenues in the U.S. Media segment increased $5.4 million, or 8%, in the three months ended March 31, 2024, compared to the same prior-year period, primarily due to an increase in average revenue per display (yield), partially offset by the impact of new and lost transit franchise contracts in the period.

Organic transit and other revenues in the U.S. Media segment increased $5.4 million, or 8%, in the three months ended March 31, 2024, compared to the same prior-year period, primarily due to an increase in average revenue per display (yield), partially offset by the impact of new and lost transit franchise contracts in the period.

Operating expenses in the U.S. Media segment increased $3.6 million, or 2%, in the three months ended March 31, 2024, compared to the same prior-year period, primarily driven by higher billboard revenues, higher guaranteed minimum annual payments to the MTA, higher compensation-related expenses, higher posting and rotation costs, driven by higher business activity, and higher maintenance and utilities cost, driven by inflationary cost increases, partially offset by an out-of-period adjustment of $5.2 million recorded in the three months ended March 31, 2023, related to variable billboard property lease expenses (see Note 1. Description of Business and Basis of Presentation to the Consolidated Financial Statements) and the net impact of new and lost transit franchise contracts.

SG&A expenses in the U.S. Media segment decreased $0.1 million in the three months ended March 31, 2024, compared to the same prior-year period, primarily driven by a lower provision for doubtful accounts and lower professional fees, partially offset by higher compensation-related expenses, higher rent related to new offices and higher insurance costs.

In the three months ended March 31, 2024, we recorded impairment charges of $9.1 million in the U.S. Media segment, primarily related to impairment charges related to our MTA asset group and our U.S. Transit and Other reporting unit (see Note 4. Intangible Assets to the Consolidated Financial Statements).

U.S. Media segment Adjusted OIBDA increased $9.7 million, or 13%, in the three months ended March 31, 2024, compared to the same prior-year period. Adjusted OIBDA margin was 21% in the three months ended March 31, 2024, and 19% in the three months ended March 31, 2023. The increase in Adjusted OIBDA margin was due primarily to a higher increase in Adjusted OIBDA, driven primarily by an out-of-period adjustment of $5.2 million recorded in the three months ended March 31, 2023, related to variable billboard property lease expenses (see Note 1. Description of Business and Basis of Presentation to the Consolidated Financial Statements), compared to a lower increase in revenues.

Other

	Three Months Ended
	March 31,		%
(in millions, except percentages)	2024	2023	Change
Revenues:
Billboard	$14.9	$14.5	3%
Transit and other	4.0	4.9	(18)
Total revenues	$18.9	$19.4	(3)

Organic revenues(a):
Billboard	$14.9	$14.6	2
Transit and other	4.0	4.9	(18)
Total organic revenues(a)	18.9	19.5	(3)
Non-organic revenues:
Billboard	—	(0.1)	*
Transit and other	—	—	*
Total non-organic revenues	—	(0.1)	*
Total revenues	18.9	19.4	(3)
Operating expenses	(12.5)	(12.9)	(3)
SG&A expenses	(5.5)	(5.4)	2
Adjusted OIBDA	$0.9	$1.1	(18)
Adjusted OIBDA margin	5%	6%

Operating income (loss)	$0.9	$(2.3)	(139)
Depreciation and amortization	—	3.4	*
Adjusted OIBDA	$0.9	$1.1	(18)
*    Calculation is not meaningful.
(a)Organic revenues exclude the impact of foreign currency exchange rates (“non-organic revenues”).

Total Other revenues decreased $0.5 million, or 3%, in the three months ended March 31, 2024, compared to the same prior-year period, primarily driven by a decline in third-party digital equipment sales, partially offset by an increase in average revenue per display (yield).

In the three months ended March 31, 2023, non-organic revenues reflect the impact of foreign currency exchange rates.

Organic Other revenues decreased $0.6 million, or 3%, in the three months ended March 31, 2024, compared to the same prior-year period, primarily driven by a decline in third-party digital equipment sales, partially offset by an increase in average revenue per display (yield).

Other operating expenses decreased $0.4 million, or 3%, in the three months ended March 31, 2024, compared to the same prior-year period, primarily driven by lower costs related to third-party digital equipment sales, partially offset by higher expenses in Canada. Other SG&A expenses increased $0.1 million, or 2%, in the three months ended March 31, 2024, compared to the same prior-year periods, primarily driven by higher expenses in Canada.

Other Adjusted OIBDA decreased $0.2 million, or 18%, in the three months ended March 31, 2024, compared to the same prior-year periods, due primarily to a decline in third-party digital equipment sales.

Corporate

Corporate expenses primarily include expenses associated with employees who provide centralized services. Corporate expenses, excluding stock-based compensation, were $16.2 million in the three months ended March 31, 2024, compared to $13.0 million in the same prior-year period. Corporate expenses increased $3.2 million, or 25%, primarily due to higher professional fees as a result of a management consulting project and the impact of market fluctuations on an unfunded equity-linked retirement plan offered by the Company to certain employees.

Liquidity and Capital Resources

	As of
(in millions, except percentages)	March 31, 2024	December 31, 2023	% Change
Assets:
Cash and cash equivalents	$42.4	$36.0	18%
Receivables, less allowance ($17.6 in 2024 and $17.2 in 2023)	251.7	287.6	(12)
Prepaid lease and transit franchise costs	3.3	4.5	(27)
Other prepaid expenses	15.8	19.2	(18)
Assets held for sale	31.8	34.6	(8)
Other current assets	14.4	15.7	(8)
Total current assets	359.4	397.6	(10)
Liabilities:
Accounts payable	54.4	55.5	(2)
Accrued compensation	32.2	41.4	(22)
Accrued interest	23.2	34.2	(32)
Accrued lease and transit franchise costs	59.2	80.0	(26)
Other accrued expenses	56.2	56.2	—
Deferred revenues	52.4	37.7	39
Short-term debt	120.0	65.0	85
Short-term operating lease liabilities	185.6	180.9	3
Liabilities held for sale	21.4	24.1	(11)
Other current liabilities	17.6	18.0	(2)
Total current liabilities	622.2	593.0	5
Working capital	$(262.8)	$(195.4)	34

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

Working capital was a deficit of $262.8 million as of March 31, 2024, compared to a deficit of $195.4 million as of December 31, 2023, primarily driven by increased borrowings under the AR Facility and lower receivables, partially offset by lower accrued lease and franchise costs, as well as by lower bonus accruals.

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

•Recoupment of Equipment Deployment Costs. We may retain incremental revenues that exceed an annual base revenue amount for the cost of deploying advertising and communications displays throughout the transit system. As presented in the table below, recoupable MTA equipment deployment costs are recorded as Prepaid MTA equipment deployment costs and Intangible assets on our Consolidated Statement of Financial Position, and as these costs are recouped from incremental revenues that the MTA would otherwise be entitled to receive, Prepaid MTA equipment deployment costs will be reduced. If incremental revenues generated over the term of the agreement are not sufficient to cover all or a portion of the equipment deployment costs, the costs will not be recouped, which could have an adverse effect on our business, financial condition and results of operations, including impairment charges (see Note 4. Intangible Assets to the Consolidated Financial Statements). If we do not recoup all costs of deploying advertising and communications screens with respect to the New Inventory by the end of the term of the MTA Agreement, the MTA will be obligated to reimburse us for these costs. Deployment costs in an amount not to exceed $50.7 million, which are deemed authorized before December 31, 2020, will be paid directly by the MTA. For any deployment costs deemed authorized after December 31, 2020, the MTA and the Company will no longer be obligated to directly pay 70% and 30% of the costs, respectively, and these costs will be subject to recoupment in accordance with the MTA Agreement. We did not recoup any equipment deployment costs in the three months ended March 31, 2024. In addition, we currently do not expect to recoup any equipment deployment costs throughout the remainder of the Amended Term (as defined below) of the MTA Agreement. We expect our MTA equipment deployment costs to be approximately $50.0 million in 2024. After 2024, we expect MTA equipment deployment costs to be approximately $30.0 million to $40.0 million annually throughout the remainder of the Amended Term (as defined below) of the MTA Agreement and encompass replacement costs. Accordingly, we expect annual MTA equipment deployment costs after 2024 to be significantly below prior year levels as we expect to substantially complete our initial deployment during 2024.

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

We may utilize cash on hand and/or incremental third-party financing to fund equipment deployment costs over the next couple of years. However, given the current heightened levels of inflation and related economic environment, we cannot reasonably estimate the aggregate financing amount, if any, at this time. As of March 31, 2024, we have issued surety bonds in favor of the

MTA totaling approximately $136.0 million, which amount is subject to change as equipment installations are completed and revenues are generated. We expect transit franchise expenses, as a percentage of transit display revenues, to decline in the remainder of 2024 compared to 2023, but remain above pre-COVID-19 pandemic levels, as a result of our expectation that revenues generated under the MTA Agreement in 2024 will grow at a compound annual growth rate above the inflation-adjusted guaranteed minimum annual payments to the MTA. As indicated in the table below, we incurred $9.1 million related to MTA equipment deployment costs in the three months ended March 31, 2024 (which includes equipment deployment costs related to future deployments), for a total of $588.7 million to date, of which $33.9 million had been recouped from incremental revenues to date. As of March 31, 2024, 22,195 digital displays had been installed, composed of 5,118 digital advertising screens on subway and train platforms and entrances, 11,854 smaller-format digital advertising screens on rolling stock and 5,223 MTA communications displays. In the three months ended March 31, 2024, 2,498 installations occurred.

MTA performance during the first quarter of 2024 was in line with the expectations and assumptions included in our year-end 2023 model. We continue to expect to be cash flow neutral at some point during 2024. As a result of our continued expectation of negative aggregate cash flows related to our MTA asset group, as of March 31, 2024, we recorded an additional impairment charge of $9.1 million in the first quarter of 2024, representing additional MTA equipment deployment cost spending during the quarter. (See the “Critical Accounting Policies” section of this MD&A and Note 4. Intangible Assets to the Consolidated Financial Statements.)

(in millions)	Beginning Balance	Deployment Costs Incurred	Recoupment/MTA Funding	Amortization/Impairment	Reclassification	Ending Balance
Three months ended March 31, 2024:
Other current assets	$1.1	$—	$—	$—	$—	$1.1
Intangible assets (franchise agreements)	—	9.1	—	(9.1)	—	—
Total	$1.1	$9.1	$—	$(9.1)	$—	$1.1

Year ended December 31, 2023:
Prepaid MTA equipment deployment costs	$363.2	$21.8	$—	$—	$(385.0)	$—
Other current assets	1.6	(0.4)	(0.1)	—	—	1.1
Intangible assets (franchise agreements)	62.0	22.3	—	(469.3)	385.0	—
Total	$426.8	$43.7	$(0.1)	$(469.3)	$—	$1.1

On May 2, 2024, we announced that our board of directors approved a quarterly cash dividend of $0.30 per share on our common stock, payable on June 28, 2024, to stockholders of record at the close of business on June 7, 2024.

Debt

Debt, net, consists of the following:

	As of
(in millions, except percentages)	March 31, 2024	December 31, 2023
Short-term debt:
AR Facility	$120.0	$65.0
Total short-term debt	120.0	65.0

Long-term debt:
Term loan, due 2026	599.0	598.9

Senior secured notes:
7.375% senior secured notes, due 2031	450.0	450.0

Senior unsecured notes:
5.000% senior unsecured notes, due 2027	650.0	650.0
4.250% senior unsecured notes, due 2029	500.0	500.0
4.625% senior unsecured notes, due 2030	500.0	500.0
Total senior unsecured notes	1,650.0	1,650.0

Debt issuance costs	(21.2)	(22.4)
Total long-term debt, net	2,677.8	2,676.5

Total debt, net	$2,797.8	$2,741.5

Weighted average cost of debt	5.7%	5.7%

	Payments Due by Period
(in millions)	Total	2024	2025-2026	2027-2028	2029 and thereafter
Long-term debt	$2,700.0	$—	$600.0	$650.0	$1,450.0
Interest	770.3	153.3	301.1	187.6	128.3
Total	$3,470.3	$153.3	$901.1	$837.6	$1,578.3

Term Loan

The interest rate on the term loan due in 2026 (the “Term Loan”) was 7.1% per annum as of March 31, 2024. As of March 31, 2024, a discount of $1.0 million on the Term Loan remains unamortized. The discount is being amortized through Interest expense, net, on the Consolidated Statement of Operations.

Revolving Credit Facility

We also have a $500.0 million revolving credit facility, which matures in 2028 (the “Revolving Credit Facility,” together with the Term Loan, the “Senior Credit Facilities”).

As of March 31, 2024, there were no outstanding borrowings under the Revolving Credit Facility.

The commitment fee based on the amount of unused commitments under the Revolving Credit Facility was $0.5 million in the three months ended March 31, 2024, and $0.4 million in the three months ended March 31, 2023. As of March 31, 2024, we had issued letters of credit totaling approximately $6.4 million against the letter of credit facility sublimit under the Revolving Credit Facility.

Standalone Letter of Credit Facilities

As of March 31, 2024, we had issued letters of credit totaling approximately $67.3 million under our aggregate $81.0 million standalone letter of credit facilities. The total fees under the letter of credit facilities were immaterial in each of the three months ended March 31, 2024 and 2023.

Accounts Receivable Securitization Facility

As of March 31, 2024, we have a $150.0 million revolving accounts receivable securitization facility (the “AR Facility”), which terminates in May 2025, unless further extended.

In connection with the AR Facility, Outfront Media LLC and Outfront Media Outernet Inc., each a wholly-owned subsidiary of the Company, and certain of the Company’s U.S. TRSs (the “Originators”), will sell and/or contribute their respective existing and future accounts receivable and certain related assets to either Outfront Media Receivables LLC, a special purpose vehicle and wholly-owned subsidiary of the Company relating to the Company’s qualified REIT subsidiary accounts receivable assets (the “QRS SPV”) or Outfront Media Receivables TRS, LLC a special purpose vehicle and wholly-owned subsidiary of the Company relating to the Company’s TRS accounts receivable assets (the “TRS SPV” and together with the QRS SPV, the “SPVs”). The SPVs may transfer undivided interests in their respective accounts receivable assets to certain purchasers from time to time (the “Purchasers”). The SPVs are separate legal entities with their own separate creditors who will be entitled to access the SPVs’ assets before the assets become available to the Company. Accordingly, the SPVs’ assets are not available to pay creditors of the Company or any of its subsidiaries, although collections from the receivables in excess of amounts required to repay the Purchasers and other creditors of the SPVs may be remitted to the Company. Outfront Media LLC will service the accounts receivables on behalf of the SPVs for a fee. The Company has agreed to guarantee the performance of the Originators and Outfront Media LLC, in its capacity as servicer, of their respective obligations under the agreements governing the AR Facility. Neither the Company, the Originators nor the SPVs guarantee the collectability of the receivables under the AR Facility. Further, the TRS SPV and the QRS SPV are jointly and severally liable for their respective obligations under the agreements governing the AR Facility.

As of March 31, 2024, there were $120.0 million of outstanding borrowings under the AR Facility, at a borrowing rate of 6.3%. As of March 31, 2024, borrowing capacity remaining under the AR Facility was $30.0 million based on approximately $294.1 million of accounts receivable that could be used as collateral for the AR Facility in accordance with the agreements governing the AR Facility. The commitment fee based on the amount of unused commitments under the AR Facility was $0.1 million for each of the three months ended March 31, 2024 and 2023.

Debt Covenants

Our credit agreement, dated as of January 31, 2014 (as amended, restated, amended and restated, supplemented or otherwise modified, the “Credit Agreement”), governing the Senior Credit Facilities, the agreements governing the AR Facility, and the indentures governing our senior notes contain customary affirmative and negative covenants, subject to certain exceptions, including but not limited to those that restrict the Company’s and its subsidiaries’ abilities to (i) pay dividends on, repurchase or make distributions in respect to the Company’s or its wholly-owned subsidiary, Outfront Media Capital LLC’s capital stock or make other restricted payments other than dividends or distributions necessary for us to maintain our REIT status, subject to certain conditions and exceptions, (ii) enter into agreements restricting certain subsidiaries’ ability to pay dividends or make other intercompany or third-party transfers, and (iii) incur additional indebtedness. One of the exceptions to the restriction on our ability to incur additional indebtedness is satisfaction of a Consolidated Total Leverage Ratio, which is the ratio of our consolidated total debt to our Consolidated EBITDA (as defined in the Credit Agreement) for the trailing four consecutive quarters, of no greater than 6.0 to 1.0. As of March 31, 2024, our Consolidated Total Leverage Ratio was 5.3 to 1.0 in accordance with the Credit Agreement.

The terms of the Credit Agreement (and under certain circumstances, the agreements governing the AR Facility) require that we maintain a Consolidated Net Secured Leverage Ratio, which is the ratio of (i) our consolidated secured debt (less up to $150.0 million of unrestricted cash) to (ii) our Consolidated EBITDA (as defined in the Credit Agreement) for the trailing four consecutive quarters, of no greater than 4.5 to 1.0. As of March 31, 2024, our Consolidated Net Secured Leverage Ratio was 2.0 to 1.0 in accordance with the Credit Agreement. As of March 31, 2024, we are in compliance with our debt covenants.

Deferred Financing Costs

As of March 31, 2024, we had deferred $25.9 million in fees and expenses associated with the Term Loan, the Revolving Credit Facility, the AR Facility and our senior notes. We are amortizing the deferred fees through Interest expense, net, on our

Consolidated Statement of Operations over the respective terms of the Term Loan, Revolving Credit Facility, AR Facility and our senior notes.

Equity

At-the-Market Equity Offering Program

We have a sales agreement in connection with an “at-the-market” equity offering program (the “ATM Program”), under which we may, from time to time, issue and sell shares of our common stock up to an aggregate offering price of $300.0 million. We have no obligation to sell any of our common stock under the sales agreement and may at any time suspend solicitations and offers under the sales agreement. No shares were sold under the ATM Program during the three months ended March 31, 2024. As of March 31, 2024, we had approximately $232.5 million of capacity remaining under the ATM Program.

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

Cash Flows

The following table presents our cash flows in the three months ended March 31, 2024 and 2023.

	Three Months Ended
	March 31,		%
(in millions, except percentages)	2024	2023	Change
Net cash flow provided by operating activities	$30.6	$9.4	*
Net cash flow used for investing activities	(19.0)	(27.7)	(31)%
Net cash flow provided by (used for) financing activities	(4.9)	20.7	(124)
Effect of exchange rate changes on cash and cash equivalents	(0.3)	—	*
Net increase in cash and cash equivalents	$6.4	$2.4	167
*Calculation is not meaningful.

Cash provided by operating activities increased $21.2 million in the three months ended March 31, 2024, compared to the same prior-year period, due primarily to a smaller use of cash related to accounts payable and accrued expenses, driven by lower incentive compensation payments made in 2024, and a decrease in prepaid MTA equipment deployment costs, partially offset by the timing of receivables and lower net income in 2024 compared to 2023, due to increased operating and SG&A expenses, and higher interest expense. In the three months ended March 31, 2024, we paid net cash of $8.8 million related to MTA equipment deployment costs and installed 2,498 digital displays. In the three months ended March 31, 2023, we paid net cash of $18.8 million related to MTA equipment deployment costs and installed 1,047 digital displays.

Cash used for investing activities decreased $8.7 million, or 31%, in the three months ended March 31, 2024, compared to the same prior-year period, due primarily to higher cash received from dispositions and lower cash paid for capital expenditures, partially offset by higher cash paid for acquisitions.

The following table presents our capital expenditures in the three months ended March 31, 2024 and 2023.

	Three Months Ended
	March 31,		%
(in millions, except percentages)	2024	2023	Change
Growth	$13.7	$13.8	(1)%
Maintenance	4.7	8.8	(47)
Total capital expenditures	$18.4	$22.6	(19)

Capital expenditures decreased $4.2 million, or 19%, in the three months ended March 31, 2024, compared to the same prior-year period, primarily due to lower spending on software and technology, and vehicles, and decreased growth in digital displays, partially offset by higher spending on safety-related projects and higher spending related to the renovation of certain office facilities.

For the full year of 2024, we expect our capital expenditures to be approximately $75.0 million, which will be used primarily for growth in digital displays, safety-related projects, software and technology, maintenance and the renovation of certain office facilities. This estimate does not include equipment deployment costs that will be incurred in connection with the MTA Agreement (as described above).

Cash used for financing activities was $4.9 million for the three months ended March 31, 2024 compared to Cash provided by financing activities of $20.7 million in the same prior-year period. In the three months ended March 31, 2024, we paid total cash dividends of $52.4 million on our common stock, the Series A Preferred Stock and vested restricted share units granted to employees and drew net borrowings on the AR Facility of $55.0 million. In the three months ended March 31, 2023, we drew $85.0 million of net borrowings on the AR Facility and paid total cash dividends of $52.0 million on our common stock, the Series A Preferred Stock and vested restricted share units granted to employees.

Cash paid for income taxes was $0.1 million in the three months ended March 31, 2024 and $3.6 million in the three months ended March 31, 2023. The decrease was due primarily to tax refunds received by our U.S. TRSs and the timing of Canadian estimated payments.

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

For information regarding accounting policies we consider to be the most critical as they are significant to our financial condition and results of operations, and require significant judgment and estimates on the part of management in their application, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 22, 2024.

For a summary of our significant accounting policies, see Item 8., Note 2. Summary of Significant Accounting Policies to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 22, 2024.

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

While forward-looking statements reflect our good-faith beliefs, they are not guarantees of future performance. All forward-looking statements in this Quarterly Report on Form 10-Q apply as of the date of this report or as of the date they were made and, except as required by applicable law, we disclaim any obligation to publicly update or revise any forward-looking statement to reflect changes in underlying assumptions or factors, of new information, data or methods, future events or other changes. For a further discussion of these and other factors that could impact our future results, performance or transactions, see the section entitled “Risk Factors” in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 22, 2024. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider any such list to be a complete set of all potential risks or uncertainties.

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

We do not currently use derivatives or other financial instruments to mitigate our exposure to commodity price risk. However, we do enter into contracts with commodity providers to limit our exposure to commodity price fluctuations. For the year ended December 31, 2023, such contracts accounted for 6.2% of our total utility costs. As of March 31, 2024, we had active electricity purchase agreements with fixed contract rates for locations in Illinois, New York and Texas, which expire at various dates through May 2025.

Foreign Exchange Risk

Foreign currency translation risk is the risk that exchange rate gains or losses arise from translating our Canadian business’s statements of earnings and statements of financial position from functional currency to our reporting currency (the U.S. Dollar) for consolidation purposes. Any gain or loss on translation is included within comprehensive income and Accumulated other comprehensive income on our Consolidated Statement of Financial Position. The functional currency of our international subsidiaries is their respective local currency. As of March 31, 2024, we have $9.1 million of unrecognized foreign currency translation losses included within Accumulated other comprehensive loss on our Consolidated Statement of Financial Position. All unrecognized foreign currency losses will be included within the gain or loss recorded upon consummation of the Transaction. (See Note 11. Acquisitions and Dispositions: Disposition: Canadian Business to the Consolidated Financial Statements.)

Substantially all of our transactions at our Canadian subsidiary are denominated in their local functional currency, thereby reducing our risk of foreign currency transaction gains or losses.

We do not currently use derivatives or other financial instruments to mitigate foreign currency risk, although we may do so in the future.

Interest Rate Risk

We are subject to interest rate risk to the extent we have variable-rate debt outstanding, including under the Senior Credit Facilities and the AR Facility.

As of March 31, 2024, we had a $600.0 million variable-rate Term Loan due 2026 outstanding, which has an interest rate of 7.1% per year. An increase or decrease of 1/4% in our interest rate on the Term Loan will change our annualized interest expense by approximately $1.5 million.

As of March 31, 2024, there were $120.0 million of outstanding borrowings under the AR Facility, at a borrowing rate of 6.3%. An increase or decrease of 1/4% in our interest rate on the AR Facility will change our annualized interest expense by approximately $0.3 million.

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

Item 1A. Risk Factors.

We have disclosed the risk factors affecting our business, results of operations and financial condition in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 22, 2024. There have been no material changes from the risk factors previously disclosed.

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

Date: May 3, 2024