Form 10-Q
period 2024-06-30
OUTFRONT Media Inc.
filed 2024-08-07
CIK 1579877

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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

As of August 6, 2024, the number of shares outstanding of the registrant’s common stock was 165,981,712.

OUTFRONT MEDIA INC.
QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2024

PART I
Item 1.    Financial Statements.
OUTFRONT Media Inc.
Consolidated Statements of Financial Position
(Unaudited)

	As of
(in millions)	June 30, 2024	December 31, 2023
Assets:
Current assets:
Cash and cash equivalents	$49.6	$36.0
Receivables, less allowance ($18.6 in 2024 and $17.2 in 2023)	274.5	287.6
Prepaid lease and transit franchise costs	3.2	4.5
Other prepaid expenses	12.8	19.2
Assets held for sale (Note 11)	—	34.6
Other current assets	12.9	15.7
Total current assets	353.0	397.6
Property and equipment, net (Note 3)	656.6	657.8
Goodwill	2,006.4	2,006.4
Intangible assets (Note 4)	666.2	695.4
Operating lease assets (Note 5)	1,550.9	1,591.9
Assets held for sale (Note 11)	—	214.3
Other assets	19.1	19.5
Total assets	$5,252.2	$5,582.9

Liabilities:
Current liabilities:
Accounts payable	$43.1	$55.5
Accrued compensation	38.7	41.4
Accrued interest	34.9	34.2
Accrued lease and franchise costs	67.5	80.0
Other accrued expenses	54.6	56.2
Deferred revenues	44.3	37.7
Short-term debt (Note 8)	30.0	65.0
Short-term operating lease liabilities (Note 5)	181.7	180.9
Liabilities held for sale (Note 11)	—	24.1
Other current liabilities	29.7	18.0
Total current liabilities	524.5	593.0
Long-term debt, net (Note 8)	2,480.2	2,676.5
Asset retirement obligation (Note 6)	33.4	33.0
Operating lease liabilities (Note 5)	1,382.9	1,417.4
Liabilities held for sale (Note 11)	—	90.9
Other liabilities	42.9	42.0
Total liabilities	4,463.9	4,852.8

Commitments and contingencies (Note 16)

Preferred stock (2024 - 50.0 shares authorized, and 0.1 shares of Series A Preferred Stock issued and outstanding; 2023 - 50.0 shares authorized, and 0.1 shares of Series A Preferred Stock issued and outstanding) (Note 9)	119.8	119.8
Stockholders’ equity (Note 9):
Common stock (2024 - 450.0 shares authorized, and 166.0 shares issued and outstanding; 2023 - 450.0 shares authorized, and 165.1 issued and outstanding)	1.7	1.7
Additional paid-in capital	2,439.3	2,432.2
Distribution in excess of earnings	(1,775.8)	(1,821.1)
Accumulated other comprehensive loss	(0.3)	(5.8)
Total stockholders’ equity	664.9	607.0
Non-controlling interests	3.6	3.3
Total equity	788.3	730.1
Total liabilities and equity	$5,252.2	$5,582.9
See accompanying notes to unaudited consolidated financial statements.

OUTFRONT Media Inc.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions, except per share amounts)	2024	2023	2024	2023
Revenues:
Billboard	$373.4	$371.6	$702.2	$692.2
Transit and other	103.9	97.2	183.6	172.4
Total revenues	477.3	468.8	885.8	864.6
Expenses:
Operating	239.8	245.9	478.5	481.4
Selling, general and administrative	119.1	108.6	229.6	216.5
Net (gain) loss on dispositions	(155.2)	(0.1)	(155.1)	0.2
Impairment charges	8.8	511.4	17.9	511.4
Depreciation	18.4	19.7	36.9	39.8
Amortization	17.3	21.5	34.9	43.3
Total expenses	248.2	907.0	642.7	1,292.6
Operating income (loss)	229.1	(438.2)	243.1	(428.0)
Interest expense, net	(41.1)	(39.7)	(82.5)	(77.4)
Loss on extinguishment of debt	(1.2)	—	(1.2)	—
Other income, net	1.1	0.2	1.1	0.2
Income (loss) before provision for income taxes and equity in earnings of investee companies	187.9	(477.7)	160.5	(505.2)
Provision for income taxes	(11.1)	(0.4)	(10.6)	(0.8)
Equity in earnings of investee companies, net of tax	0.2	(0.3)	—	(1.1)
Net income (loss) before allocation to non-controlling interests	177.0	(478.4)	149.9	(507.1)
Net income attributable to non-controlling interests	0.2	0.5	0.3	0.7
Net income (loss) attributable to OUTFRONT Media Inc.	$176.8	$(478.9)	$149.6	$(507.8)

Net income (loss) per common share:
Basic	$1.05	$(2.92)	$0.88	$(3.11)
Diluted	$1.01	$(2.92)	$0.86	$(3.11)

Weighted average shares outstanding:
Basic	165.9	165.0	165.7	164.8
Diluted	174.5	165.0	174.2	164.8
See accompanying notes to unaudited consolidated financial statements.

OUTFRONT Media Inc.
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2024	2023	2024	2023
Net income (loss) before allocation to non-controlling interests	$177.0	$(478.4)	$149.9	$(507.1)
Net income attributable to non-controlling interests	0.2	0.5	0.3	0.7
Net income (loss) attributable to OUTFRONT Media Inc.	176.8	(478.9)	149.6	(507.8)
Other comprehensive income (loss), net of tax:
Cumulative translation adjustments	(0.9)	2.5	(4.0)	2.8
Write-off of currency translation losses related to a disposition	9.5	—	9.5	—
Total other comprehensive income, net of tax	8.6	2.5	5.5	2.8
Total comprehensive income (loss)	$185.4	$(476.4)	$155.1	$(505.0)
See accompanying notes to unaudited consolidated financial statements.

OUTFRONT Media Inc.
Consolidated Statements of Equity
(Unaudited)

			Stockholders’ Equity
(in millions, except per share amounts)	Shares of Series A Preferred Stock	Series A Preferred Stock ($0.01 per share par value)	Shares of Common Stock	Common Stock ($0.01 per share par value)	Additional Paid-In Capital	Distribution in Excess of Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Non-Controlling Interests	Total Equity
Balance as of March 31, 2023	0.1	$119.8	165.0	$1.6	$2,411.8	$(1,264.2)	$(8.8)	$1,140.4	$4.1	$1,264.3
Net income (loss)	—	—	—	—	—	(478.9)	—	(478.9)	0.5	(478.4)
Other comprehensive income	—	—	—	—	—	—	2.5	2.5	—	2.5
Stock-based payments:
Vested	—	—	0.1	0.1	—	—	—	0.1	—	0.1
Amortization	—	—	—	—	7.9	—	—	7.9	—	7.9
Shares paid for tax withholding for stock-based payments	—	—	(0.1)	—	(0.1)	—	—	(0.1)	—	(0.1)
Series A Preferred Stock dividends (7%)	—	—	—	—	—	(2.2)	—	(2.2)	—	(2.2)
Dividends ($0.30 per share)	—	—	—	—	—	(49.6)	—	(49.6)	—	(49.6)
Other	—	—	—	—	—	—	—	—	0.1	0.1
Balance as of June 30, 2023	0.1	$119.8	165.0	$1.7	$2,419.6	$(1,794.9)	$(6.3)	$620.1	$4.7	$744.6

Balance as of March 31, 2024	0.1	$119.8	165.9	$1.7	$2,431.9	$(1,900.5)	$(8.9)	$524.2	$3.2	$647.2
Net income	—	—	—	—	—	176.8	—	176.8	0.2	177.0
Other comprehensive income	—	—	—	—	—	—	8.6	8.6	—	8.6
Stock-based payments:
Vested	—	—	0.1	—	—	—	—	—	—	—
Amortization	—	—	—	—	7.6	—	—	7.6	—	7.6
Shares paid for tax withholding for stock-based payments	—	—	—	—	(0.2)	—	—	(0.2)	—	(0.2)
Series A Preferred Stock dividends (7%)	—	—	—	—	—	(2.2)	—	(2.2)	—	(2.2)
Dividends ($0.30 per share)	—	—	—	—	—	(49.9)	—	(49.9)	—	(49.9)
Other	—	—	—	—	—	—	—	—	0.2	0.2
Balance as of June 30, 2024	0.1	$119.8	166.0	$1.7	$2,439.3	$(1,775.8)	$(0.3)	$664.9	$3.6	$788.3

OUTFRONT Media Inc.
Consolidated Statements of Equity (Continued)
(Unaudited)

			Stockholders’ Equity
(in millions, except per share amounts)	Shares of Series A Preferred Stock	Series A Preferred Stock ($0.01 per share par value)	Shares of Common Stock	Common Stock ($0.01 per share par value)	Additional Paid-In Capital	Distribution in Excess of Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Non-Controlling Interests	Total Equity
Balance as of December 31, 2022	0.1	$119.8	164.2	$1.6	$2,416.3	$(1,183.4)	$(9.1)	$1,225.4	$4.0	$1,349.2
Net income (loss)	—	—	—	—	—	(507.8)	—	(507.8)	0.7	(507.1)
Other comprehensive income	—	—	—	—	—	—	2.8	2.8	—	2.8
Stock-based payments:
Vested	—	—	1.5	0.1	—	—	—	0.1	—	0.1
Amortization	—	—	—	—	15.7	—	—	15.7	—	15.7
Shares paid for tax withholding for stock-based payments	—	—	(0.7)	—	(12.4)	—	—	(12.4)	—	(12.4)
Series A Preferred Stock dividends (7%)	—	—	—	—	—	(4.4)	—	(4.4)	—	(4.4)
Dividends ($0.60 per share)	—	—	—	—	—	(99.3)	—	(99.3)	—	(99.3)
Balance as of June 30, 2023	0.1	$119.8	165.0	$1.7	$2,419.6	$(1,794.9)	$(6.3)	$620.1	$4.7	$744.6

Balance as of December 31, 2023	0.1	$119.8	165.1	$1.7	$2,432.2	$(1,821.1)	$(5.8)	$607.0	$3.3	$730.1
Net income	—	—	—	—	—	149.6	—	149.6	0.3	149.9
Other comprehensive income	—	—	—	—	—	—	5.5	5.5	—	5.5
Stock-based payments:
Vested	—	—	1.5	—	—	—	—	—	—	—
Amortization	—	—	—	—	14.8	—	—	14.8	—	14.8
Shares paid for tax withholding for stock-based payments	—	—	(0.6)	—	(7.7)	—	—	(7.7)	—	(7.7)
Series A Preferred Stock dividends (7%)	—	—	—	—	—	(4.4)	—	(4.4)	—	(4.4)
Dividends ($0.60 per share)	—	—	—	—	—	(99.9)	—	(99.9)	—	(99.9)
Balance as of June 30, 2024	0.1	$119.8	166.0	$1.7	$2,439.3	$(1,775.8)	$(0.3)	$664.9	$3.6	$788.3
See accompanying notes to unaudited consolidated financial statements.

OUTFRONT Media Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30,
(in millions)	2024	2023
Operating activities:
Net income (loss) attributable to OUTFRONT Media Inc.	$149.6	$(507.8)
Adjustments to reconcile net income (loss) to net cash flow provided by operating activities:
Net income attributable to non-controlling interests	0.3	0.7
Depreciation and amortization	71.8	83.1
Deferred tax provision (benefit)	(1.2)	0.1
Stock-based compensation	14.8	15.7
Provision for doubtful accounts	2.2	0.7
Accretion expense	1.5	1.5
Net (gain) loss on dispositions	(155.1)	0.2
Impairment charges	—	511.4
Loss on extinguishment of debt	1.2	—
Equity in earnings of investee companies, net of tax	—	1.1
Distributions from investee companies	0.8	0.8
Amortization of deferred financing costs and debt discount	3.1	3.4
Change in assets and liabilities, net of investing and financing activities:
Decrease in receivables	11.0	22.3
Increase in prepaid MTA equipment deployment costs	—	(21.8)
Increase in prepaid expenses and other current assets	3.8	1.3
Decrease in accounts payable and accrued expenses	(26.8)	(40.5)
Increase in operating lease assets and liabilities	8.6	8.9
Increase in deferred revenues	6.6	12.7
Increase (decrease) in income taxes	10.6	(4.8)
Decrease in assets and liabilities held for sale, net	(2.1)	—
Other, net	0.9	(1.3)
Net cash flow provided by operating activities	101.6	87.7

Investing activities:
Capital expenditures	(42.3)	(44.9)
Acquisitions	(7.6)	(27.4)
MTA franchise rights	—	0.6
Net proceeds from dispositions	309.4	0.2
Net cash flow provided by (used for) investing activities	259.5	(71.5)

Financing activities:
Repayments of long-term debt borrowings	(200.0)	—
Proceeds from borrowings under short-term debt facilities	95.0	105.0
Repayments of borrowings under short-term debt facilities	(130.0)	—
Payments of deferred financing costs	(0.2)	(3.7)
Taxes withheld for stock-based compensation	(7.5)	(12.3)
Dividends	(104.4)	(103.7)
Net cash flow used for financing activities	(347.1)	(14.7)

OUTFRONT Media Inc.
Consolidated Statements of Cash Flows (Continued)
(Unaudited)

	Six Months Ended
	June 30,
(in millions)	2024	2023
Effect of exchange rate changes on cash and cash equivalents	(0.4)	0.3
Net increase in cash and cash equivalents	13.6	1.8
Cash and cash equivalents at beginning of period	36.0	40.4
Cash and cash equivalents at end of period	$49.6	$42.2

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$1.2	$5.5
Cash paid for interest	79.9	74.4

Non-cash investing and financing activities:
Accrued purchases of property and equipment	$7.4	$3.9
Accrued MTA franchise rights	—	2.9
Taxes withheld for stock-based compensation	0.2	0.1
See accompanying notes to unaudited consolidated financial statements.

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)

Note 1. Description of Business and Basis of Presentation

Description of Business

OUTFRONT Media Inc. (the “Company”) and its subsidiaries (collectively, “we,” “us” or “our”) is a real estate investment trust (“REIT”), which provides advertising space (“displays”) on out-of-home advertising structures and sites in the United States (the “U.S.”). Our inventory consists of billboard displays, which are primarily located on the most heavily traveled highways and roadways in top Nielsen Designated Market Areas (“DMAs”), and transit advertising displays operated under exclusive multi-year contracts with municipalities in large cities across the U.S. In total, we have displays in all of the 25 largest markets in the U.S. and approximately 120 markets across the U.S. We currently manage our operations through one operating segment, U.S. Billboard and Transit, which is included in our U.S. Media reportable segment. Prior to its sale, our Canadian operations comprised our International operating segment, which did not meet the criteria to be a reportable segment and accordingly, was included in Other. Historical operating results of our Canadian operations are included in Other through the date of sale.

On June 7, 2024, we sold all of our equity interests in Outdoor Systems Americas ULC and its subsidiaries (the “Transaction”), which hold all of the assets of the Company’s outdoor advertising business in Canada (the “Canadian Business”). (See Note 11. Acquisitions and Dispositions: Dispositions: Canadian Business.)

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

Out-of-Period Adjustment

For the three months ended March 31, 2023, the Company recorded an out-of-period adjustment relating to variable billboard property lease costs and accrued lease and franchise costs in 2022, resulting in a $5.2 million increase in Operating expenses for the three months ended March 31, 2023. The Company assessed the materiality of the amount reflected in this adjustment on its previously issued financial statements in accordance with the SEC’s Staff Accounting Bulletin (“SAB”) No. 99 and SAB No. 108 and concluded that the amount was not material, individually or in the aggregate, to any of its previously issued financial statements.

Note 2. New Accounting Standards

Recent Pronouncements

In November 2023, the Financial Accounting Standards Board (the “FASB”) issued guidance to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. We are currently evaluating the impact of this guidance on our consolidated financial statements.

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

Note 3. Property and Equipment, Net

The table below presents the balances of major classes of assets and accumulated depreciation.

		As of
(in millions)	Estimated Useful Lives	June 30, 2024	December 31, 2023
Land		$110.2	$110.1
Buildings	15 to 35 years	46.7	42.7
Advertising structures	3 to 20 years	1,738.1	1,716.2
Furniture, equipment and other	3 to 10 years	181.1	173.9
Construction in progress		36.1	39.5
		2,112.2	2,082.4
Less: Accumulated depreciation		1,455.6	1,424.6
Property and equipment, net		$656.6	$657.8

Depreciation expense was $18.4 million in the three months ended June 30, 2024, $19.7 million in the three months ended June 30, 2023, $36.9 million in the six months ended June 30, 2024, and $39.8 million in the six months ended June 30, 2023.

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

Our identifiable intangible assets consist of the following:

(in millions)	Gross	Accumulated Amortization	Impairment	Net
As of June 30, 2024:
Permits and leasehold agreements	$1,540.3	$(921.2)	$—	$619.1
Franchise agreements(a)	953.7	(432.1)	(485.8)	35.8
Other intangible assets	19.4	(8.1)	—	11.3
Total intangible assets	$2,513.4	$(1,361.4)	$(485.8)	$666.2

As of December 31, 2023:
Permits and leasehold agreements	$1,535.5	$(893.8)	$—	$641.7
Franchise agreements(a)	934.8	(426.4)	(467.9)	40.5
Other intangible assets	19.5	(6.3)	—	13.2
Total intangible assets	$2,489.8	$(1,326.5)	$(467.9)	$695.4
(a)We reclassified all Prepaid MTA equipment deployment costs (see Note 16. Commitments and Contingencies) and recorded impairments in the second, third and fourth quarters of 2023, as well as the first and second quarters of 2024, due to the long-term outlook of our U.S. Transit and Other reporting unit.

In the six months ended June 30, 2024, we acquired 4 displays, resulting in amortizable intangible assets for permits and leasehold agreements of $5.2 million, which are amortized using the straight-line method over their estimated useful lives, an average period of 14.6 years.

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)
All of our intangible assets, except goodwill, are subject to amortization. Amortization expense was $17.3 million in the three months ended June 30, 2024, $21.5 million in the three months ended June 30, 2023, $34.9 million in the six months ended June 30, 2024, and $43.3 million in the six months ended June 30, 2023.

As a result of negative aggregate cash flows related to our New York Metropolitan Transportation Authority (the “MTA”) asset group, we performed quarterly impairment analyses on the MTA asset group and recorded impairment charges of $8.8 million in the three months ended June 30, 2024, and $17.9 million in the six months ended June 30, 2024, representing additional MTA equipment deployment cost spending during the periods. In the three and six months ended June 30, 2023, we recorded impairment charges of $511.4 million, primarily representing a $443.1 million impairment charge related to our MTA asset group.

Note 5. Leases

Lessee

The following table presents our operating lease assets and liabilities:

	As of
(in millions, except years and percentages)	June 30, 2024	December 31, 2023
Operating lease assets	$1,550.9	$1,591.9
Short-term operating lease liabilities	181.7	180.9
Non-current operating lease liabilities	1,382.9	1,417.4

Weighted-average remaining lease term	10.8 years	10.9 years
Weighted-average discount rate	6.3%	6.2%

The components of our lease expenses were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2024	2023	2024	2023
Operating expenses(a)	$121.8	$128.1	$243.0	$249.0
Selling, general and administrative expenses	4.0	3.2	7.9	6.3
Variable costs(a)	30.3	38.1	58.9	70.6

Cash paid for operating leases(b)	113.5	113.2	256.0	250.9
Leased assets obtained in exchange for new operating lease liabilities	45.1	83.9	105.6	256.0
(a)Includes an out-of-period adjustment of $5.2 million recorded in the first quarter of 2023 related to variable billboard property lease costs (see Note 1. Description of Business and Basis of Presentation).
(b)Includes amounts related to Canada. (See Note 11. Acquisitions and Dispositions: Dispositions: Canadian Business.)

For each of the three and six months ended June 30, 2024 and 2023, sublease income related to office properties was immaterial.

Lessor

We recorded rental income of $345.8 million for the three months ended June 30, 2024, $349.3 million for the three months ended June 30, 2023, $649.9 million for the six months ended June 30, 2024, and $647.7 million for the six months ended June 30, 2023, in Revenues on our Consolidated Statement of Operations.

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

(in millions)
As of December 31, 2023	$33.0
Accretion expense	1.5
Additions	0.2
Liabilities settled	(1.1)
Foreign currency translation adjustments	(0.2)
As of June 30, 2024	$33.4

Note 7. Related Party Transactions

On January 18, 2023, we entered into a transaction with an affiliate of Providence Equity Partners L.L.C. (the “Providence Affiliate”) in connection with the Providence Affiliate’s purchase of a lease for certain outdoor advertising assets (the “Assets”) from a third-party seller. Pursuant to an agreement between us and the Providence Affiliate (the “Billboard Agreement”), we agreed to exclusively market, license and make advertising space available on the Assets to third-party advertisers for a term of up to ten years (the “Billboard Transaction”). In return, we will retain all revenues from the sale of advertising with respect to the Assets less the following payments to the Providence Affiliate or its payment designee, as applicable: (i) a minimum annual guarantee payment paid to the Providence Affiliate’s payment designee that increases from approximately $1.8 million to $3.5 million during the term of the Billboard Agreement; (ii) a minimum annual guarantee payment paid to the Providence Affiliate that increases from $8.5 million to $12.0 million by year six and adjusted for inflation thereafter through year ten; (iii) a percentage revenue share payment on gross revenues generated above $22.0 million paid to the Providence Affiliate during the term of the Billboard Agreement; (iv) a percentage revenue share payment on net revenues until $100.0 million is paid to the Providence Affiliate or its payment designee, as applicable; and (v) a one-time payment of $10.0 million paid to the Providence Affiliate on the fifth anniversary of the closing of the Billboard Transaction (the “Billboard Transaction Closing”) if we have not yet acquired the Assets as described below. The Billboard Agreement also provides that (i) we have the option to acquire the Assets from the Providence Affiliate between the third and seventh anniversaries of the Billboard Transaction Closing at pre-agreed prices depending on the time at which we exercise the option; (ii) prior to the seventh anniversary of the Billboard Transaction Closing, we have a right of first offer prior to any sale of the Assets by the Providence Affiliate to a third-party; and (iii) in the event of a termination of the Billboard Agreement by the Providence Affiliate after a sale to a third-party, we may in certain circumstances be entitled to receive a termination payment. As of June 30, 2024, operating lease assets related to the Billboard Agreement were $89.0 million, current operating lease liabilities related to the Billboard Agreement were $4.0 million and non-current operating lease liabilities related to the Billboard Agreement were $91.1 million, and are included in Operating lease assets, current Operating lease liabilities and non-current Operating lease liabilities, respectively, on the Consolidated Statements of Financial Position. Billboard revenues related to the Billboard Agreement were $2.4 million in the three months ended June 30, 2024, $1.9 million in the three months ended June 30, 2023, $5.2 million in the six months ended June 30, 2024 and $3.8 million in the six months ended June 30, 2023, and recorded in Revenues on the Consolidated Statement of Operations. Operating lease expenses related to the Billboard Agreement were $2.8 million in the three months ended June 30, 2024, $2.6 million in the three months ended June 30, 2023, $6.3 million in the six months ended June 30, 2024, and $4.9 million in the six months ended June 30, 2023, and recorded in Operating expenses on the Consolidated Statement of Operations.

Additionally, we have a 50% ownership interest in one active joint venture that operates transit shelters in the greater Los Angeles area and two active joint ventures which operate a total of seven billboard displays in New York and Boston. All of these joint ventures are accounted for as equity investments. These investments totaled $7.8 million as of June 30, 2024, and $8.2 million as of December 31, 2023, and are included in Other assets on the Consolidated Statements of Financial Position. In 2023, in connection with the Transaction, an equity investment was reclassified as Assets held for sale on the Consolidated Statement of Financial Position. (See Note 11. Acquisitions and Dispositions: Dispositions: Canadian Business.) We provided sales and management services to these joint ventures and recorded management fees in Revenues on the Consolidated

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)
Statement of Operations of $1.2 million in the three months ended June 30, 2024, $1.4 million in the three months ended June 30, 2023, $2.2 million in the six months ended June 30, 2024 and $2.4 million in the six months ended June 30, 2023.

Note 8. Debt

Debt, net, consists of the following:

	As of
(in millions, except percentages)	June 30, 2024	December 31, 2023
Short-term debt:
AR Facility	$30.0	$65.0
Total short-term debt	30.0	65.0

Long-term debt:
Term loan, due 2026	399.4	598.9

Senior secured notes:
7.375% senior secured notes, due 2031	450.0	450.0

Senior unsecured notes:
5.000% senior unsecured notes, due 2027	650.0	650.0
4.250% senior unsecured notes, due 2029	500.0	500.0
4.625% senior unsecured notes, due 2030	500.0	500.0
Total senior unsecured notes	1,650.0	1,650.0

Debt issuance costs	(19.2)	(22.4)
Total long-term debt, net	2,480.2	2,676.5

Total debt, net	$2,510.2	$2,741.5

Weighted average cost of debt	5.6%	5.7%

Term Loan

The interest rate on the term loan due in 2026 (the “Term Loan”) was 7.1% per annum as of June 30, 2024. As of June 30, 2024, a discount of $0.6 million on the Term Loan remains unamortized. The discount is being amortized through Interest expense, net, on the Consolidated Statement of Operations. In June 2024, we prepaid $200.0 million of the outstanding principal balance on the Term Loan. In the three and six months ended June 30, 2024, we recorded a Loss on extinguishment of debt of $1.2 million on the Consolidated Statement of Operations, relating to the write-off of deferred financing costs and a portion of the discount on the Term Loan.

Revolving Credit Facility

We also have a $500.0 million revolving credit facility, which matures in 2028 (the “Revolving Credit Facility,” together with the Term Loan, the “Senior Credit Facilities”).

As of June 30, 2024, there were no outstanding borrowings under the Revolving Credit Facility.

The commitment fee based on the amount of unused commitments under the Revolving Credit Facility was $0.5 million in the three months ended June 30, 2024, $0.4 million in the three months ended June 30, 2023, $1.0 million in the six months ended June 30, 2024, and $0.8 million in the six months ended June 30, 2023. As of June 30, 2024, we had issued letters of credit totaling approximately $6.3 million against the letter of credit facility sublimit under the Revolving Credit Facility.

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)

Standalone Letter of Credit Facilities

As of June 30, 2024, we had issued letters of credit totaling approximately $67.3 million under our aggregate $81.0 million standalone letter of credit facilities. The total fees under the letter of credit facilities were immaterial in each of the three and six months ended June 30, 2024 and 2023.

Accounts Receivable Securitization Facility

As of June 30, 2024, we have a $150.0 million revolving accounts receivable securitization facility (the “AR Facility”), which terminates in June 2027, unless further extended.

On June 14, 2024, we entered into an amendment to the agreements governing the AR Facility, pursuant to which we (i) extended the term of the AR Facility so that it now terminates on June 14, 2027, unless further extended; and (ii) modified the upfront fee and modified the program fee so that the program fee may increase or decrease based on the Company’s Consolidated Net Secured Leverage Ratio (as defined and described below). The amendment to the agreements governing the AR Facility do not change how we account for the AR Facility as a collateralized financing activity.

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

As of June 30, 2024, there were $30.0 million of outstanding borrowings under the AR Facility, at a borrowing rate of 6.6%. As of June 30, 2024, borrowing capacity remaining under the AR Facility was $120.0 million based on approximately $314.6 million of accounts receivable that could be used as collateral for the AR Facility in accordance with the agreements governing the AR Facility. The commitment fee based on the amount of unused commitments under the AR Facility was $0.1 million for each of the six months ended June 30, 2024 and 2023, and was immaterial for each of the three months ended June 30, 2024 and 2023. In July and August 2024, we made repayments totaling $30.0 million under the AR Facility.

Debt Covenants

Our credit agreement, dated as of January 31, 2014 (as amended, restated, amended and restated, supplemented or otherwise modified, the “Credit Agreement”), governing the Senior Credit Facilities, the agreements governing the AR Facility, and the indentures governing our senior notes contain customary affirmative and negative covenants, subject to certain exceptions, including but not limited to those that restrict the Company’s and its subsidiaries’ abilities to (i) pay dividends on, repurchase or make distributions in respect to the Company’s or its wholly-owned subsidiary, Outfront Media Capital LLC’s capital stock or make other restricted payments other than dividends or distributions necessary for us to maintain our REIT status, subject to certain conditions and exceptions, (ii) enter into agreements restricting certain subsidiaries’ ability to pay dividends or make other intercompany or third-party transfers, and (iii) incur additional indebtedness. One of the exceptions to the restriction on our ability to incur additional indebtedness is satisfaction of a Consolidated Total Leverage Ratio, which is the ratio of our consolidated total debt to our Consolidated EBITDA (as defined in the Credit Agreement) for the trailing four consecutive quarters, of no greater than 6.0 to 1.0. As of June 30, 2024, our Consolidated Total Leverage Ratio was 5.0 to 1.0, as adjusted to give pro forma effect to the Transaction, in accordance with the Credit Agreement.

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)
The terms of the Credit Agreement (and under certain circumstances, the agreements governing the AR Facility) require that we maintain a Consolidated Net Secured Leverage Ratio, which is the ratio of (i) our consolidated secured debt (less up to $150.0 million of unrestricted cash) to (ii) our Consolidated EBITDA (as defined in the Credit Agreement) for the trailing four consecutive quarters, of no greater than 4.5 to 1.0. As of June 30, 2024, our Consolidated Net Secured Leverage Ratio was 1.6 to 1.0, as adjusted to give pro forma effect to the Transaction,- in accordance with the Credit Agreement. As of June 30, 2024, we are in compliance with our debt covenants.

Deferred Financing Costs

As of June 30, 2024, we had deferred $23.8 million in fees and expenses associated with the Term Loan, the Revolving Credit Facility, the AR Facility and our senior notes. We are amortizing the deferred fees through Interest expense, net, on our Consolidated Statement of Operations over the respective terms of the Term Loan, Revolving Credit Facility, AR Facility and our senior notes.

Fair Value

Under the fair value hierarchy, observable inputs such as unadjusted quoted prices in active markets for identical assets or liabilities are defined as Level 1; observable inputs other than quoted prices included within Level 1 that are either directly or indirectly observable for the asset or liability are defined as Level 2; and unobservable inputs for the asset or liability are defined as Level 3. The aggregate fair value of our debt, which is estimated based on quoted market prices of similar liabilities, was approximately $2.5 billion as of June 30, 2024, and $2.7 billion as of December 31, 2023. The fair value of our debt as of both June 30, 2024, and December 31, 2023, is classified as Level 2.

Note 9. Equity

As of June 30, 2024, 450,000,000 shares of our common stock, par value $0.01 per share, were authorized; 165,979,058 shares were issued and outstanding; and 50,000,000 shares of our preferred stock, par value $0.01 per share, were authorized, with 125,000 shares of our Series A Convertible Perpetual Preferred Stock (the “Series A Preferred Stock”), par value $0.01 per share, issued and outstanding.

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

During the three months ended June 30, 2024, we paid cash dividends of $2.2 million on the Series A Preferred Stock and during the six months ended June 30, 2024, we paid cash dividends of $4.4 million on the Series A Preferred Stock. As of June 30, 2024, the maximum number of shares of common stock that could be required to be issued on conversion of the outstanding shares of Series A Preferred Stock was approximately 7.8 million shares.

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)

We have a sales agreement in connection with an “at-the-market” equity offering program (the “ATM Program”), under which we may, from time to time, issue and sell shares of our common stock up to an aggregate offering price of $300.0 million. We have no obligation to sell any of our common stock under the sales agreement and may at any time suspend solicitations and offers under the sales agreement. No shares were sold under the ATM Program during the six months ended June 30, 2024. As of June 30, 2024, we had approximately $232.5 million of capacity remaining under the ATM Program.

On August 6, 2024, we announced that our board of directors approved a quarterly cash dividend of $0.30 per share on our common stock, payable on September 27, 2024, to stockholders of record at the close of business on September 6, 2024.

Note 10. Revenues

The following table summarizes revenues by source:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2024	2023	2024	2023
Billboard:
Static displays	$243.5	$244.5	$466.3	$459.6
Digital displays	117.4	113.9	211.3	202.8
Other	12.5	13.2	24.6	29.8
Billboard revenues	373.4	371.6	702.2	692.2
Transit:
Static displays	51.8	52.1	90.5	90.9
Digital displays	43.0	35.1	75.8	63.2
Other	9.0	8.1	16.9	14.6
Total transit revenues	103.8	95.3	183.2	168.7
Other	0.1	1.9	0.4	3.7
Transit and other revenues	103.9	97.2	183.6	172.4
Total revenues	$477.3	$468.8	$885.8	$864.6

Rental income was $345.8 million in the three months ended June 30, 2024, $349.3 million in the three months ended June 30, 2023, $649.9 million in the six months ended June 30, 2024, and $647.7 million in the six months ended June 30, 2023, and is recorded in Billboard revenues on the Consolidated Statement of Operations.

The following table summarizes revenues by geography:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2024	2023	2024	2023
United States:
Billboard	$360.2	$352.2	$674.1	$658.3
Transit and other	100.7	90.8	176.4	161.1
Other	0.1	1.9	0.4	3.7
Total United States revenues	461.0	444.9	850.9	823.1
Canada	16.3	23.9	34.9	41.5
Total revenues	$477.3	$468.8	$885.8	$864.6

We recognized substantially all of the Deferred revenues on the Consolidated Statement of Financial Position as of December 31, 2023, during the three months ended March 31, 2024.

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)
Note 11. Acquisitions and Dispositions

Acquisitions

We completed several asset acquisitions for a total purchase price of approximately $7.6 million in the six months ended June 30, 2024, and $27.4 million in the six months ended June 30, 2023. The value of the assets acquired during 2024 and 2023 has primarily been allocated to the related permits and leasehold agreements intangible assets (see Note 4. Intangible Assets).

Dispositions

Canadian Business

On June 7, 2024, the Company completed the sale of the Canadian Business in the Transaction. In connection with the Transaction, the Company received C$410.0 million in cash, which is subject to certain purchase price adjustments.

In connection with the Transaction, the assets of our outdoor advertising business in Canada had been classified as Assets held for sale on the Consolidated Statement of Financial Position as of December 31, 2023. It is required that we measure assets held for sale at the lower of their carrying value (including unrecognized foreign currency translation adjustment losses) or fair value less cost to sell. The components of Assets held for sale and Liabilities held for sale, which were written off upon completion of the Transaction, were as follows:

(in millions)	As of June 7, 2024	As of December 31, 2023
Current assets:
Receivables, less allowances	$22.9	$26.7
Other current assets	9.3	7.9
Current assets held for sale	32.2	34.6
Property and equipment, net	44.7	39.9
Goodwill	22.2	22.9
Intangible assets	51.3	53.0
Operating lease assets	84.7	85.9
Other assets	11.9	12.6
Total assets held for sale	$247.0	$248.9

Current liabilities held for sale	$24.7	$24.1
Deferred income tax liabilities, net	13.7	15.5
Asset retirement obligation	4.9	5.0
Operating lease liabilities	69.4	70.4
Total liabilities held for sale	$112.7	$115.0

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)
Note 12. Stock-Based Compensation

The following table summarizes our stock-based compensation expense for the three and six months ended June 30, 2024 and 2023.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2024	2023	2024	2023
Stock-based compensation expenses (restricted share units (“RSUs”) and performance-based RSUs (“PRSUs”)), before income taxes	$7.6	$7.9	$14.8	$15.7
Tax benefit	(0.4)	(0.1)	(0.6)	(0.5)
Stock-based compensation expense, net of tax	$7.2	$7.8	$14.2	$15.2

As of June 30, 2024, total unrecognized compensation cost related to non-vested RSUs and PRSUs was $41.0 million, which is expected to be recognized over a weighted average period of 1.9 years.

RSUs and PRSUs

The following table summarizes activity for the six months ended June 30, 2024, of RSUs and PRSUs issued to our employees.

	Activity	Weighted Average Per Share Grant Date Fair Market Value
Non-vested as of December 31, 2023	2,781,836	$21.10
Granted:
RSUs	1,649,172	12.52
PRSUs	796,689	12.43
Vested:
RSUs	(965,084)	21.04
PRSUs	(417,637)	22.06
Forfeitures:
RSUs	(77,316)	14.91
PRSUs	(196,486)	18.66
Non-vested as of June 30, 2024	3,571,174	15.37

Note 13. Retirement Benefits

The following table presents the components of net periodic pension cost and amounts recognized in other comprehensive income (loss) for our pension plans:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2024	2023	2024	2023
Components of net periodic pension cost:
Interest cost	$0.2	$0.5	$0.5	$1.1
Expected return on plan assets	(0.2)	(0.7)	(0.6)	(1.4)
Net periodic pension cost	$—	$(0.2)	$(0.1)	$(0.3)

In the six months ended June 30, 2024, we contributed $0.2 million to our defined benefit pension plans. In connection with the Transaction, we sold the Outfront Media Canada LP pension plan. We do not expect to make any additional contributions to our remaining defined benefit pension plan in the U.S. during the remainder of 2024.

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

In the three and six months ended June 30, 2024 and 2023, our effective tax rate differed from the U.S. federal statutory income tax rate primarily due to our REIT status, including the dividends paid deduction, the impact of state and local taxes, and the effect of foreign operations (including the impact of the Transaction).

Note 15. Earnings Per Share (“EPS”)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2024	2023	2024	2023
Net income (loss) available for common stockholders(a)	$176.8	$(478.9)	$149.6	$(507.8)
Less: Distributions to holders of Series A Preferred Stock	2.2	2.2	4.4	4.4
Net income (loss) available for common stockholders, basic(b)	$174.6	$(481.1)	$145.2	$(512.2)

Weighted average shares for basic EPS	165.9	165.0	165.7	164.8
Dilutive potential shares from grants of RSUs and PRSUs(c)	0.8	—	0.7	—
Dilutive potential shares issuable upon conversion of Series A Preferred Stock(d)	7.8	—	7.8	—
Weighted average shares for diluted EPS(c)(d)	174.5	165.0	174.2	164.8
(a)In 2024, Net income available for common stockholders for the calculation of diluted EPS.
(b)In 2023, Net loss available for common stockholders for the calculation of both basic and diluted EPS.
(c)The potential impact of 0.9 million granted RSUs and PRSUs in the three months ended June 30, 2024, 2.5 million granted RSUs and PRSUs in the three months ended June 30, 2023, 1.0 million granted RSUs and PRSUs in the six months ended June 30, 2024, and 2.1 million granted RSUs and PRSUs in the six months ended June 30, 2023, were antidilutive.
(d)The potential impact of 7.8 million shares of our common stock issuable upon conversion of the Series A Preferred Stock in the three and six months ended June 30, 2023, were antidilutive.

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

•Recoupment of Equipment Deployment Costs. We may retain incremental revenues that exceed an annual base revenue amount for the cost of deploying advertising and communications displays throughout the transit system. As presented in the table below, recoupable MTA equipment deployment costs are recorded as Prepaid MTA equipment deployment costs and Intangible assets on our Consolidated Statement of Financial Position, and as these costs are recouped from incremental revenues that the MTA would otherwise be entitled to receive, Prepaid MTA equipment deployment costs will be reduced. If incremental revenues generated over the term of the agreement are not sufficient to cover all or a portion of the equipment deployment costs, the costs will not be recouped, which could have an adverse effect on our business, financial condition and results of operations, including impairment charges (see Note 4. Intangible Assets). If we do not recoup all costs of deploying advertising and communications screens with respect to the New Inventory by the end of the term of the MTA Agreement, the MTA will be obligated to reimburse us for these costs. Deployment costs in an amount not to exceed $50.7 million, which are deemed authorized before December 31, 2020, will be paid directly by the MTA. For any deployment costs deemed authorized after December 31, 2020, the MTA and the Company will no longer be obligated to directly pay 70% and 30% of the costs, respectively, and these costs will be subject to recoupment in accordance with the MTA Agreement. We did not recoup any equipment deployment costs in the six months ended June 30, 2024, and we do not expect to recoup any equipment deployment costs in the remainder of 2024.

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

During the six months ended June 30, 2024, we had no recoupment from incremental revenues. As of June 30, 2024, 23,971 digital displays had been installed, composed of 5,004 digital advertising screens on subway and train platforms and entrances, 13,430 smaller-format digital advertising screens on rolling stock and 5,537 MTA communications displays. In the three months ended June 30, 2024, 1,776 installations occurred, for a total of 4,274 installations in the six months ended June 30, 2024.

As a result of negative aggregate cash flows related to our MTA asset group, we performed quarterly impairment analyses on the MTA asset group and recorded impairment charges of $8.8 million in the three months ended June 30, 2024, and $17.9 million in the six months ended June 30, 2024, representing additional MTA equipment deployment cost spending during the periods.

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)

(in millions)	Beginning Balance	Deployment Costs Incurred	Recoupment/MTA Funding	Amortization/Impairment	Reclassification	Ending Balance
Six months ended June 30, 2024:
Other current assets	$1.1	$—	$—	$—	$—	$1.1
Intangible assets (franchise agreements)	—	17.9	—	(17.9)	—	—
Total	$1.1	$17.9	$—	$(17.9)	$—	$1.1

Year ended December 31, 2023:
Prepaid MTA equipment deployment costs	$363.2	$21.8	$—	$—	$(385.0)	$—
Other current assets	1.6	(0.4)	(0.1)	—	—	1.1
Intangible assets (franchise agreements)	62.0	22.3	—	(469.3)	385.0	—
Total	$426.8	$43.7	$(0.1)	$(469.3)	$—	$1.1

Letters of Credit

We have indemnification obligations with respect to letters of credit and surety bonds primarily used as security against non-performance in the normal course of business. As of June 30, 2024, the outstanding letters of credit were approximately $73.6 million and outstanding surety bonds were approximately $172.5 million, and were not recorded on the Consolidated Statements of Financial Position.

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

Note 17. Segment Information

We currently manage our operations through one operating segment, U.S. Billboard and Transit, which is included in our U.S. Media reportable segment. Prior to the Transaction, our Canadian operations comprised our International operating segment, which did not meet the criteria to be a reportable segment and accordingly, was included in Other. Historical operating results of our Canadian operations are included in Other through the date of sale.

The following tables set forth our financial performance by segment.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2024	2023	2024	2023
Revenues:
U.S. Media	$460.9	$443.0	$850.5	$819.4
Other	16.4	25.8	35.3	45.2
Total revenues	$477.3	$468.8	$885.8	$864.6

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)
We present Operating income (loss) before Depreciation, Amortization, Net (gain) loss on dispositions, Stock-based compensation and Impairment charges (“Adjusted OIBDA”) as the primary measure of profit and loss for our operating segments.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2024	2023	2024	2023
Net income (loss) before allocation to non-controlling interests	$177.0	$(478.4)	$149.9	$(507.1)
Provision for income taxes	11.1	0.4	10.6	0.8
Equity in earnings of investee companies, net of tax	(0.2)	0.3	—	1.1
Interest expense, net	41.1	39.7	82.5	77.4
Loss on extinguishment of debt	1.2	—	1.2	—
Other income, net	(1.1)	(0.2)	(1.1)	(0.2)
Operating income (loss)	229.1	(438.2)	243.1	(428.0)
Net (gain) loss on dispositions	(155.2)	(0.1)	(155.1)	0.2
Impairment charges	8.8	511.4	17.9	511.4
Depreciation and amortization	35.7	41.2	71.8	83.1
Stock-based compensation	7.6	7.9	14.8	15.7
Total Adjusted OIBDA	$126.0	$122.2	$192.5	$182.4

Adjusted OIBDA:
U.S. Media	$140.5	$128.1	$222.3	$200.2
Other	1.6	6.7	2.5	7.8
Corporate	(16.1)	(12.6)	(32.3)	(25.6)
Total Adjusted OIBDA	$126.0	$122.2	$192.5	$182.4

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2024	2023	2024	2023
Operating income (loss):
U.S. Media	$95.9	$(420.9)	$132.4	$(387.6)
Other	156.9	3.2	157.8	0.9
Corporate	(23.7)	(20.5)	(47.1)	(41.3)
Total operating income (loss)	$229.1	$(438.2)	$243.1	$(428.0)

Net gain (loss) on dispositions:
U.S. Media	$0.1	$(0.1)	$0.2	$0.2
Other	(155.3)	—	(155.3)	—
Total gain (loss) on dispositions	$(155.2)	$(0.1)	$(155.1)	$0.2

Impairment charges (a)(b):
U.S. Media	$8.8	$511.4	$17.9	$511.4
Total impairment charges	$8.8	$511.4	$17.9	$511.4

Depreciation and amortization:
U.S. Media	$35.7	$37.7	$71.8	$76.2
Other	—	3.5	—	6.9
Total depreciation and amortization	$35.7	$41.2	$71.8	$83.1

Capital expenditures:
U.S. Media	$18.5	$19.6	$36.1	$41.6
Other	5.4	2.7	6.2	3.3
Total capital expenditures	$23.9	$22.3	$42.3	$44.9
(a)In 2024, Impairment charges related to the long-term outlook of our U.S. Transit and Other reporting unit (see Note 4. Intangible Assets).
(b)In 2023, Impairment charges related to the long-term outlook of our U.S. Transit and Other reporting unit (see Note 4. Intangible Assets) and an other-than-temporary decline in fair value of a cost-method investment.

	As of
(in millions)	June 30, 2024	December 31, 2023
Assets:
U.S. Media	$5,194.6	$5,297.2
Other(a)	12.3	259.7
Corporate	45.3	26.0
Total assets	$5,252.2	$5,582.9
(a)As of December 31, 2023, includes amounts reclassified as Assets held for sale on the Consolidated Statement of Financial Position. (See Note 11. Acquisitions and Dispositions: Dispositions: Canadian Business.)

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)

	As of
(in millions)	June 30, 2024	December 31, 2023
Long-lived assets(a):
United States	$4,891.3	$4,962.6
Canada(b)	—	214.3
Total assets	$4,891.3	$5,176.9
(a)Reflects total assets less current assets, investments and non-current deferred tax assets.
(b)As of December 31, 2023, includes amounts reclassified as Assets held for sale on the Consolidated Statement of Financial Position. (See Note 11. Acquisitions and Dispositions: Dispositions: Canadian Business.)

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with our historical consolidated financial statements and the notes thereto appearing in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the Securities and Exchange Commission (the “SEC”) on February 22, 2024, and the unaudited consolidated financial statements and the notes thereto included in this Quarterly Report on Form 10-Q. This MD&A contains forward-looking statements that involve numerous risks and uncertainties. The forward-looking statements are subject to a number of important factors, including, but not limited to, those factors discussed in the sections entitled “Risk Factors” in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 22, 2024, and the section entitled “Cautionary Statement Regarding Forward-Looking Statements” in this Quarterly Report on Form 10-Q, that could cause our actual results to differ materially from the results described herein or implied by such forward-looking statements. Except as otherwise indicated or unless the context otherwise requires, all references in this Quarterly Report on Form 10-Q to (i) “OUTFRONT Media,” “the Company,” “we,” “our,” “us” and “our company” mean OUTFRONT Media Inc., a Maryland corporation, and unless the context requires otherwise, its consolidated subsidiaries, and (ii) the “25 largest markets in the U.S.,” “approximately 120 markets in the U.S.” and “Nielsen Designated Market Areas” are based, in whole or in part, on Nielsen Media Research’s 2024 Designated Market Area rankings.

Overview

OUTFRONT Media is a real estate investment trust (“REIT”), which provides advertising space (“displays”) on out-of-home advertising structures and sites in the United States (the “U.S.”). We currently manage our operations through one operating segment, U.S. Billboard and Transit, which is included in our U.S. Media reportable segment. Prior to its sale, our Canadian operations comprised our International operating segment, which did not meet the criteria to be a reportable segment and accordingly, was included in Other. Historical operating results of our Canadian operations are included in Other (see Note 17. Segment Information to the Consolidated Financial Statements) through the date of sale.

On June 7, 2024, we sold all of our equity interests in Outdoor Systems Americas ULC and its subsidiaries (the “Transaction”), which hold all of the assets of the Company’s outdoor advertising business in Canada (the “Canadian Business”). (See Note 11. Acquisitions and Dispositions: Dispositions: Canadian Business to the Consolidated Financial Statements.)

Business

We are one of the largest providers of advertising space on out-of-home advertising structures and sites across the U.S. Our inventory consists of billboard displays, which are primarily located on the most heavily traveled highways and roadways in top Nielsen Designated Market Areas (“DMAs”), and transit advertising displays operated under exclusive multi-year contracts with municipalities in large cities across the U.S. In total, we have displays in all of the 25 largest markets in the U.S. and approximately 120 markets in the U.S. Our top market, high-profile, location-focused portfolio includes sites in and around both Grand Central Station and Times Square in New York, various locations along Sunset Boulevard in Los Angeles, and the Bay Bridge in San Francisco. The breadth and depth of our portfolio provides our customers with a range of options to address their marketing objectives, from national, brand-building campaigns to hyper-local campaigns that drive customers to the advertiser’s website or retail location “one mile down the road.”

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

Economic Environment

Our revenues and operating results are sensitive to fluctuations in advertising expenditures, general economic conditions and other external events beyond our control, such as supply chain disruptions, current levels of inflation, pandemics like the

COVID-19 pandemic, industry shutdowns or slowdowns (including due to labor strikes), and shifts in market demographics and transportation patterns (including reductions in foot traffic, roadway traffic, commuting, transit ridership and overall target audiences due to remote work, safety concerns or otherwise), as described in this MD&A. These sensitivities may adversely impact our revenues and operating results on a consolidated basis and/or may have a disproportionate adverse impact on one or more of our operating segments, especially our U.S. Transit operating segment.

We rely on third parties to manufacture and transport our digital displays. As a result of the current market-wide supply shortages and logistics disruptions, we have experienced delays and price increases with respect to certain of our digital displays, which may continue throughout 2024, and could have an adverse effect on our business, financial condition and results of operations.

Due to the current levels of inflation and commodity prices in the U.S. and abroad, which has resulted in rising interest rates, we have experienced increases with respect to some of our posting, maintenance and other expenses, some of our corporate expenses, and our interest expense, which could have an adverse effect on our business, financial condition and results of operations. Our billboard property lease expenses and transit franchise expenses have been less impacted by the current levels of inflation due to the long-term nature of most of our operating leases and transit franchise agreements. However, our transit franchise agreements that contain inflationary price adjustments may cause increases in our transit franchise expenses in the near-term. Though the Company cannot reasonably estimate the full impact of the current levels of inflation on our business, financial condition and results of operations at this time, a portion of these increases may be partially offset by increases in advertising rates on our displays and cost efficiencies.

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

During the six months ended June 30, 2024, we built or converted 46 new digital billboard displays in the U.S. Additionally, in the six months ended June 30, 2024, we entered into marketing arrangements to sell advertising on 13 third-party digital billboard displays in the U.S. In the six months ended June 30, 2024, we built, converted or replaced 4,316 digital transit and other displays in the U.S. The following table sets forth information regarding our digital displays.

	Digital Revenues (in millions) for the Six Months Ended June 30, 2024(a)			Number of Digital Displays as of June 30, 2024(a)
Location	Digital Billboard	Digital Transit and Other	Total Digital Revenues	Digital Billboard Displays	Digital Transit and Other Displays	Total Digital Displays
United States	$199.8	$74.7	$274.5	1,906	25,908	27,814
Canada(b)	11.5	1.1	12.6	—	—	—
Total	$211.3	$75.8	$287.1	1,906	25,908	27,814
(a)Digital display amounts include 5,615 displays reserved for transit agency use. Our number of digital displays is impacted by acquisitions, dispositions, management agreements, the net effect of new and lost billboards, and the net effect of won and lost franchises in the period.
(b)On June 7, 2024, we completed the sale of the Canadian Business in the Transaction. (See Note 1. Description of Business and Basis of Presentation and Note 11. Acquisitions and Dispositions: Dispositions: Canadian Business to the Consolidated Financial Statements.)

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

We have a diversified base of customers across various industries. During the three months ended June 30, 2024, our largest categories of advertisers were entertainment, retail and health/medical, each of which represented approximately 18%, 11% and 8% of our total U.S. Media segment revenues, respectively. During the three months ended June 30, 2023, our largest categories of advertisers were entertainment, retail and health/medical, each of which represented approximately 21%, 10% and 8% of our total U.S. Media segment revenues, respectively. During the six months ended June 30, 2024, our largest categories of advertisers were entertainment, retail and health/medical, each of which represented approximately 19%, 11% and 9% of our total U.S. Media segment revenues, respectively. During the six months ended June 30, 2023, our largest categories of advertisers were entertainment, retail and health/medical, each of which represented approximately 20%, 10% and 9% of our total U.S. Media segment revenues, respectively.

Our large-scale portfolio allows our customers to reach a national audience and also provides the flexibility to tailor campaigns to specific regions or markets. We generated approximately 42% of our U.S. Media segment revenues from national advertising campaigns in the three months ended June 30, 2024, compared to approximately 43% in the same prior-year period. We generated approximately 40% of our U.S. Media segment revenues from national advertising campaigns in the six months ended June 30, 2024, compared to approximately 42% in the same prior-year period.

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

	Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%
(in millions, except percentages)	2024	2023	Change	2024	2023	Change
Revenues	$477.3	$468.8	2%	$885.8	$864.6	2%
Organic revenues(a)(b)	461.0	444.9	4	850.9	823.1	3
Operating income (loss)	229.1	(438.2)	*	243.1	(428.0)	*
Adjusted OIBDA(b)	126.0	122.2	3	192.5	182.4	6
Adjusted OIBDA(b) margin	26%	26%		22%	21%
Net income (loss) attributable to OUTFRONT Media Inc.	176.8	(478.9)	*	149.6	(507.8)	*
Funds from operations (“FFO”)(b) attributable to OUTFRONT Media Inc.	83.8	(59.8)	*	106.1	(42.7)	*
Adjusted FFO (“AFFO”)(b) attributable to OUTFRONT Media Inc.	84.8	78.0	9	108.0	86.8	24
*    Calculation is not meaningful.
(a)Organic revenues exclude revenues associated with the impact of the Transaction and the impact of foreign currency exchange rates (“non-organic revenues”). We provide organic revenues to understand the underlying growth rate of revenue excluding the impact of non-organic revenue items. Our management believes organic revenues are useful to users of our financial data because it enables them to better understand the level of growth of our business period to period. Since organic revenues are not calculated in accordance with GAAP, it should not be considered in isolation of, or as a substitute for, revenues as an indicator of operating performance. Organic revenues, as we calculate it, may not be comparable to similarly titled measures employed by other companies.
(b)See the “Reconciliation of Non-GAAP Financial Measures” and “Revenues” sections of this MD&A for reconciliations of Operating income (loss) to Operating income (loss) before Depreciation, Amortization, Net (gain) loss on dispositions, Stock-based compensation and Impairment charges (“Adjusted OIBDA”) Net income (loss) attributable to OUTFRONT Media Inc. to FFO attributable to OUTFRONT Media Inc. and AFFO attributable to OUTFRONT Media Inc., and Revenues to organic revenues.

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

	Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%
(in millions, except percentages)	2024	2023	Change	2024	2023	Change
Revenues:
Billboard	$373.4	$371.6	—%	$702.2	$692.2	1%
Transit and other	103.9	97.2	7	183.6	172.4	6
Total revenues	$477.3	$468.8	2	$885.8	$864.6	2

Organic revenues(a):
Billboard	$360.2	$352.2	2	$674.1	$658.3	2
Transit and other	100.8	92.7	9	176.8	164.8	7
Total organic revenues(a)	461.0	444.9	4	850.9	823.1	3
Non-organic revenues:
Billboard	13.2	19.4	(32)	28.1	33.9	(17)
Transit and other	3.1	4.5	(31)	6.8	7.6	(11)
Total non-organic revenues	16.3	23.9	(32)	34.9	41.5	(16)
Total revenues	$477.3	$468.8	2	$885.8	$864.6	2
(a)Organic revenues exclude revenues associated with the impact of the Transaction and the impact of foreign currency exchange rates (“non-organic revenues”).

Total revenues increased by $8.5 million, or 2%, and organic revenues increased $16.1 million, or 4%, in the three months ended June 30, 2024, compared to the same prior-year period. Total revenues increased by $21.2 million, or 2%, and organic revenues increased $27.8 million, or 3%, in the six months ended June 30, 2024, compared to the same prior-year period.

In the three and six months ended June 30, 2024, non-organic revenues reflect the impact of the Transaction. In the three and six months ended June 30, 2023, non-organic revenues reflect the impact of the Transaction and the impact of foreign currency exchange rates.

Total billboard revenues increased $1.8 million in the three months ended June 30, 2024, compared to the same prior-year period, primarily due to an increase in average revenue per display (yield), driven by the impact of programmatic and direct sale advertising platforms on digital billboard revenues and the impact of new and lost billboards in the period, including insignificant acquisitions, partially offset by the impact of the Transaction. Total billboard revenues increased $10.0 million, or 1%, in the six months ended June 30, 2024, compared to the same prior-year period, primarily due to an increase in average revenue per display (yield), driven by the impact of programmatic and direct sale advertising platforms on digital billboard revenues and the impact of new and lost billboards in the period, including insignificant acquisitions, partially offset by the impact of the Transaction and lower proceeds from condemnations.

Organic billboard revenues increased $8.0 million, or 2%, in the three months ended June 30, 2024, compared to the same prior-year period, primarily due to an increase in average revenue per display (yield), driven by the impact of programmatic and direct sale advertising platforms on digital billboard revenues and the impact of new and lost billboards in the period, including insignificant acquisition. Organic billboard revenues increased $15.8 million, or 2%, in the six months ended June 30, 2024, compared to the same prior-year period, primarily due to an increase in average revenue per display (yield), driven by the impact of programmatic and direct sale advertising platforms on digital billboard revenues and the impact of new and lost billboards in the period, including insignificant acquisitions, partially offset by lower proceeds from condemnations.

Total transit and other revenues increased $6.7 million, or 7%, in the three months ended June 30, 2024, compared to the same prior-year period, primarily due to an increase in average revenue per display (yield), partially offset by the impact of new and lost transit franchise contracts in the period and the impact of the Transaction. Total transit and other revenues increased $11.2 million, or 6%, in the six months ended June 30, 2024, compared to the same prior-year period, primarily due to an increase in average revenue per display (yield), partially offset by the impact of new and lost transit franchise contracts in the period and the impact of the Transaction.

Organic transit and other revenues increased $8.1 million, or 9%, in the three months ended June 30, 2024, compared to the same prior-year period, primarily due to an increase in average revenue per display (yield), partially offset by the impact of new and lost transit franchise contracts in the period. Organic transit and other revenues increased $12.0 million, or 7%, in the six months ended June 30, 2024, compared to the same prior-year period, primarily due to an increase in average revenue per display (yield), partially offset by the impact of new and lost transit franchise contracts in the period.

Expenses

	Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%
(in millions, except percentages)	2024	2023	Change	2024	2023	Change
Expenses:
Operating	$239.8	$245.9	(2)%	$478.5	$481.4	(1)%
Selling, general and administrative	119.1	108.6	10	229.6	216.5	6
Net (gain) loss on dispositions	(155.2)	(0.1)	*	(155.1)	0.2	*
Impairment charges	8.8	511.4	(98)	17.9	511.4	(96)
Depreciation	18.4	19.7	(7)	36.9	39.8	(7)
Amortization	17.3	21.5	(20)	34.9	43.3	(19)
Total expenses	$248.2	$907.0	(73)	$642.7	$1,292.6	(50)
*Calculation is not meaningful.

Operating Expenses

	Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%
(in millions, except percentages)	2024	2023	Change	2024	2023	Change
Operating expenses:
Billboard property lease	$122.2	$128.3	(5)%	$243.9	$249.5	(2)%
Transit franchise	60.5	61.0	(1)	119.5	120.6	(1)
Posting, maintenance and other	57.1	56.6	1	115.1	111.3	3
Total operating expenses	$239.8	$245.9	(2)	$478.5	$481.4	(1)

Billboard property lease expenses represented 33% of billboard revenues in the three months ended June 30, 2024, and 35% in the three months ended June 30, 2023. The decrease in billboard property lease expenses as a percentage of billboard revenues in the three months ended June 30, 2024, is primarily due to lower variable billboard property lease costs driven by higher revenue performance in advertising markets that have lower variable billboard property lease costs and lower revenue performance in advertising markets that have higher variable billboard property lease costs, partially offset by the impact of new locations, including through acquisitions. Billboard property lease expenses represented 35% of billboard revenues in the six months ended June 30, 2024, and 36% in the six months ended June 30, 2023. The decrease in billboard property lease expenses as a percentage of billboard revenues in the six months ended June 30, 2024, is primarily due lower variable billboard property lease costs driven by higher revenue performance in advertising markets that have lower variable billboard property lease costs and lower revenue performance in advertising markets that have higher variable billboard property lease costs (see Note 5. Leases to the Consolidated Financial Statements), which includes an out-of-period adjustment of $5.2 million recorded in the three months ended March 31, 2023, related to variable billboard property lease costs (see Note 1. Description of Business and Basis of Presentation to the Consolidated Financial Statements) and the impact of new locations, including through acquisitions.

Transit franchise expenses represented 64% of transit display revenues in the three months ended June 30, 2024, 70% in the three months ended June 30, 2023, 72% of transit display revenues in the six months ended June 30, 2024, and 78% in the six months ended June 30, 2023. The decreases in transit franchise expenses, as a percentage of transit display revenues in the three and six months ended June 30, 2024, compared to the same prior-year periods, are primarily driven by MTA revenues growing at a faster pace than the inflationary increase to the guaranteed minimum annual payments to the MTA under the MTA Agreement (as defined below), partially offset by the net impact of new and lost transit franchise contracts. We expect transit franchise expenses, as a percentage of transit display revenues, to decline in the remainder of 2024 compared to 2023, but remain above pre-COVID-19 pandemic levels, as a result of our expectation that revenues generated under the MTA Agreement in 2024 will grow at a compound annual growth rate above the inflation-adjusted guaranteed minimum annual payments to the MTA.

Billboard property lease and transit franchise expenses decreased $6.6 million, or 3%, in the three months ended June 30, 2024, compared to the same prior-year period, primarily due to lower variable property lease expenses, the impact of the Transaction and the net impact of new and lost transit franchise contracts, partially offset by higher guaranteed minimum annual payments to the MTA and the impact of new locations, including through acquisitions. Billboard property lease and transit franchise expenses decreased $6.7 million, or 2%, in the six months ended June 30, 2024, compared to the same prior-year period, primarily due to lower variable property lease expenses, which includes an out-of-period adjustment of $5.2 million recorded in the three months ended March 31, 2023, related to variable billboard property lease costs (see Note 1. Description of Business and Basis of Presentation to the Consolidated Financial Statements), the impact of the Transaction and the net impact of new and lost transit franchise contracts, partially offset by higher guaranteed minimum annual payments to the MTA and the impact of new locations, including through acquisitions.

Posting, maintenance and other expenses as a percentage of revenues were 12% in each of the three months ended June 30, 2024 and 2023, and 13% in each of the six months ended June 30, 2024, and 2023. Posting, maintenance and other expenses increased $0.5 million, or 1%, in the three months ended June 30, 2024, compared to the same prior-year period, primarily due to higher compensation-related expenses, higher posting and rotation costs, driven by higher business activity, and higher maintenance and utilities cost, driven by inflationary cost increases, partially offset by the impact of the Transaction and lower materials costs driven by lower third-party equipment sales. Posting, maintenance and other expenses increased $3.8 million, or 3%, in the six months ended June 30, 2024, compared to the same prior-year period, primarily due to higher compensation-related expenses, higher posting and rotation costs, driven by higher business activity, and higher maintenance and utilities cost, driven by inflationary cost increases, partially offset by the impact of the Transaction and lower materials costs driven by lower third-party equipment sales.

Selling, General and Administrative Expenses (“SG&A”)

SG&A expenses represented 25% of Revenues in the three months ended June 30, 2024, 23% of Revenues in the three months ended June 30, 2023, 26% of Revenues in the six months ended June 30, 2024 and 25% of Revenues in the six months ended June 30, 2023. SG&A expenses increased $10.5 million, or 10%, in the three months ended June 30, 2024, compared to the same prior-year period, primarily due to higher compensation-related expenses, including salaries and commissions, higher professional fees, as a result of a management consulting project, a higher provision for doubtful accounts and higher rent related to new offices. SG&A expenses increased $13.1 million, or 6%, in the six months ended June 30, 2024, compared to the same prior-year period, primarily due to higher compensation-related expenses, including salaries and commissions, higher professional fees, as a result of a management consulting project, higher rent related to new offices and a higher provision for doubtful accounts. We continue to evaluate methods to lower SG&A expense growth.

Net (Gain) Loss on Dispositions

Net gain on dispositions increased $155.1 million in the three months ended June 30, 2024, compared to the same prior-year period due primarily to the Transaction. Net gain on dispositions was $155.1 million compared to a Net loss on dispositions of $0.2 million in the six months ended June 30, 2024, compared to the same prior-year period, due primarily to the impact of the Transaction.

Impairment Charges

As a result of negative aggregate cash flows related to our MTA asset group, we performed quarterly impairment analyses on the MTA asset group and recorded impairment charges of $8.8 million in the three months ended June 30, 2024, and $17.9 million in the six months ended June 30, 2024, representing additional MTA equipment deployment cost spending during the periods. In the three and six months ended June 30, 2023, we recorded impairment charges of $511.4 million, primarily representing a $443.1 million impairment charge related to our MTA asset group (see Note 4. Intangible Assets to the Consolidated Financial Statements) and an impairment charge of $47.6 million representing the entire goodwill balance associated with our U.S. Transit and Other reporting unit.

In addition, in the second quarter of 2023, we recorded an impairment charge of $0.3 million related to an other-than-temporary decline in fair value of a cost-method investment.

Depreciation

Depreciation decreased $1.3 million, or 7%, in the three months ended June 30, 2024, compared to the same prior-year period, and decreased $2.9 million, or 7%, in the six months ended June 30, 2024, compared to the same prior-year period, due primarily to the Transaction. (See Note 11. Acquisitions and Dispositions: Dispositions: Canadian Business.)

Amortization

Amortization decreased $4.2 million, or 20%, in the three months ended June 30, 2024, and decreased $8.4 million, or 19%, in the six months ended June 30, 2024, compared to the same prior-year periods, due primarily to the Transaction. (See Note 11. Acquisitions and Dispositions: Dispositions: Canadian Business.)

Interest Expense, Net

Interest expense, net, was $41.1 million (including $1.5 million of deferred financing costs) in the three months ended June 30, 2024, and $39.7 million (including $1.8 million of deferred financing costs) in the same prior-year period. Interest expense, net, was $82.5 million (including $3.1 million of deferred financing costs) in the six months ended June 30, 2024, and $77.4 million (including $3.4 million of deferred financing costs) in the same prior-year period. The increases were primarily due to higher interest rates and a higher average debt balance.

Loss on Extinguishment of Debt

In the three and six months ended June 30, 2024, we recorded a loss on extinguishment of debt of $1.2 million, relating to the write-off of deferred financing costs and a portion of the discount on the Term Loan (as defined below), due to prepayments on the Term Loan.

Provision for Income Taxes

Provision for income taxes increased $10.7 million in the three months ended June 30, 2024, compared to the same prior-year period, due primarily to a gain on disposition related to the Transaction. Provision for income taxes increased $9.8 million in the six months ended June 30, 2024, compared to the same prior-year period, due primarily to a gain on disposition related to the Transaction.

Net Income (Loss)

Net income before allocation to non-controlling interests was $177.0 million in the three months ended June 30, 2024, compared to a Net loss before allocation to non-controlling interests of $478.4 million in the same prior-year period, primarily driven by higher operating income, due primarily to a gain on disposition related to the Transaction and higher impairment charges incurred in 2023, partially offset by a higher provision for income taxes and higher interest expense. Net income before allocation to non-controlling interests was $149.9 million in the six months ended June 30, 2024, compared a Net loss before allocation to non-controlling interests of $507.1 million in the same prior-year period, primarily driven by higher operating income, due primarily to a gain on disposition related to the Transaction and higher impairment charges incurred in 2023, partially offset by partially offset by a higher provision for income taxes and higher interest expense.

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

The following table reconciles Operating income (loss) to Adjusted OIBDA, and Net loss attributable to OUTFRONT Media Inc. to FFO attributable to OUTFRONT Media Inc. and AFFO attributable to OUTFRONT Media Inc.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions, except percentages)	2024	2023	2024	2023
Total revenues	$477.3	$468.8	$885.8	$864.6

Operating income (loss)	$229.1	$(438.2)	$243.1	$(428.0)
Net (gain) loss on dispositions	(155.2)	(0.1)	(155.1)	0.2
Impairment charges	8.8	511.4	17.9	511.4
Depreciation	18.4	19.7	36.9	39.8
Amortization	17.3	21.5	34.9	43.3
Stock-based compensation	7.6	7.9	14.8	15.7
Adjusted OIBDA	$126.0	$122.2	$192.5	$182.4
Adjusted OIBDA margin	26%	26%	22%	21%

Net income (loss) attributable to OUTFRONT Media Inc.	$176.8	$(478.9)	$149.6	$(507.8)
Depreciation of billboard advertising structures	13.5	15.1	27.1	30.2
Amortization of real estate-related intangible assets	15.9	18.1	32.0	36.4
Amortization of direct lease acquisition costs	16.0	15.0	29.1	27.4
Net (gain) loss on disposition of real estate assets	(155.2)	(0.1)	(155.1)	0.2
Impairment charges(a)	6.4	371.1	13.1	371.1
Adjustment related to non-controlling interests	(0.1)	(0.1)	(0.2)	(0.2)
Income tax effect of adjustments(b)	10.5	—	10.5	—
FFO attributable to OUTFRONT Media Inc.	83.8	(59.8)	106.1	(42.7)
Non-cash portion of income taxes	(0.5)	(1.5)	(1.1)	(4.7)
Cash paid for direct lease acquisition costs	(13.4)	(14.6)	(28.7)	(31.1)
Maintenance capital expenditures	(7.7)	(7.7)	(12.4)	(16.5)
Other depreciation	4.9	4.6	9.8	9.6
Other amortization	1.4	3.4	2.9	6.9
Impairment charges on non-real estate assets(a)(c)	2.4	140.3	4.8	140.3
Stock-based compensation	7.6	7.9	14.8	15.7
Non-cash effect of straight-line rent	2.9	2.9	6.0	4.4
Accretion expense	0.7	0.7	1.5	1.5
Amortization of deferred financing costs	1.5	1.8	3.1	3.4
Loss on extinguishment of debt	1.2	—	1.2	—
AFFO attributable to OUTFRONT Media Inc.	$84.8	$78.0	$108.0	$86.8
(a)Impairment charges related to the long-term outlook of our U.S. Transit and Other reporting unit (see Note 4. Intangible Assets to the Consolidated Financial Statements).
(b)Income tax effect related to Net gain on disposition of real estate assets.
(c)In 2023, also includes an Impairment charge related to an other-than-temporary decline in fair value of a cost-method investment.

FFO attributable to OUTFRONT Media Inc. was $83.8 million in the three months ended June 30, 2024, compared to a deficit of $59.8 million in the same prior-year period, due primarily to lower impairment charges on non-real estate assets. AFFO attributable to OUTFRONT Media Inc. increased $6.8 million, or 9%, in the three months ended June 30, 2024, compared to the same prior-year period, due primarily to higher Adjusted OIBDA and lower cash paid for income taxes. FFO attributable to OUTFRONT Media Inc. was $106.1 million in the six months ended June 30, 2024, compared to a deficit of $42.7 million in the same prior-year period, due primarily to lower impairment charges on non-real estate assets. AFFO attributable to OUTFRONT Media Inc. increased $21.2 million, or 24%, in the six months ended June 30, 2024, compared to the same prior-

year period, due primarily to higher Adjusted OIBDA, lower maintenance capital expenditures and lower cash paid for income taxes.

Segment Results of Operations

We present Adjusted OIBDA as the primary measure of profit and loss for our reportable segments. (See the “Key Performance Indicators” section of this MD&A and Note 17. Segment Information to the Consolidated Financial Statements.)

We currently manage our operations through one operating segment, U.S. Billboard and Transit, which is included in our U.S. Media reportable segment. Prior to its sale, our Canadian operations comprised our International operating segment, which did not meet the criteria to be a reportable segment and accordingly, was included in Other. Historical operating results of our Canadian operations are included in Other through the date of sale (see Note 17. Segment Information to the Consolidated Financial Statements). Our segment reporting therefore includes U.S. Media and Other.

The following table presents our Revenues, Adjusted OIBDA and Operating income (loss) by segment in the three and six months ended June 30, 2024 and 2023.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2024	2023	2024	2023
Revenues:
U.S. Media	$460.9	$443.0	$850.5	$819.4
Other	16.4	25.8	35.3	45.2
Total revenues	$477.3	$468.8	$885.8	$864.6

Operating income (loss)	$229.1	$(438.2)	$243.1	$(428.0)
Net (gain) loss on dispositions	(155.2)	(0.1)	(155.1)	0.2
Impairment charges	8.8	511.4	17.9	511.4
Depreciation	18.4	19.7	36.9	39.8
Amortization	17.3	21.5	34.9	43.3
Stock-based compensation(a)	7.6	7.9	14.8	15.7
Total Adjusted OIBDA	$126.0	$122.2	$192.5	$182.4

Adjusted OIBDA:
U.S. Media	$140.5	$128.1	$222.3	$200.2
Other	1.6	6.7	2.5	7.8
Corporate	(16.1)	(12.6)	(32.3)	(25.6)
Total Adjusted OIBDA	$126.0	$122.2	$192.5	$182.4

Operating income (loss):
U.S. Media	$95.9	$(420.9)	$132.4	$(387.6)
Other	156.9	3.2	157.8	0.9
Corporate	(23.7)	(20.5)	(47.1)	(41.3)
Total operating income (loss)	$229.1	$(438.2)	$243.1	$(428.0)
(a)Stock-based compensation is classified as Corporate expense.

U.S. Media

	Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%
(in millions, except percentages)	2024	2023	Change	2024	2023	Change
Revenues:
Billboard	$360.2	$352.2	2%	$674.1	$658.3	2%
Transit and other	100.7	90.8	11	176.4	161.1	9
Total revenues	$460.9	$443.0	4	$850.5	$819.4	4
Operating expenses	(230.6)	(232.5)	(1)	(456.8)	(455.1)	—
SG&A expenses	(89.8)	(82.4)	9	(171.4)	(164.1)	4
Adjusted OIBDA	$140.5	$128.1	10	$222.3	$200.2	11
Adjusted OIBDA margin	30%	29%		26%	24%

Operating income (loss)	$95.9	$(420.9)	*	$132.4	$(387.6)	*
Net (gain) loss on dispositions	0.1	(0.1)	*	0.2	0.2	—
Impairment charges	8.8	511.4	(98)	17.9	511.4	(96)
Depreciation and amortization	35.7	37.7	(5)	71.8	76.2	(6)
Adjusted OIBDA	$140.5	$128.1	10	$222.3	$200.2	11

New York metropolitan area revenues as a percentage of U.S. Media segment revenues	19%	18%		19%	18%
Los Angeles metropolitan area revenues as a percentage of U.S. Media segment revenues	14%	16%		14%	15%
*    Calculation is not meaningful.

Total U.S. Media segment revenues increased $17.9 million, or 4%, in the three months ended June 30, 2024, compared to the same prior-year period, due primarily to higher transit and other revenues, as well as higher billboard revenues. Total U.S. Media segment revenues increased $31.1 million, or 4%, in the six months ended June 30, 2024, compared to the same prior-year period, due primarily to higher transit and other revenues, as well as higher billboard revenues. We generated approximately 42% in the three months ended June 30, 2024, 43% in the three months ended June 30, 2023, 40% in the six months ended June 30, 2024, and 42% in the six months ended June 30, 2023, of our U.S. Media segment revenues from national advertising campaigns.

Billboard revenues in the U.S. Media segment increased $8.0 million, or 2%, in the three months ended June 30, 2024, compared to the same prior-year period, reflecting an increase in average revenue per display (yield), driven by the impact of programmatic and direct sale advertising platforms on digital billboard revenues and the impact of new and lost billboards in the period, including insignificant acquisitions. Billboard revenues in the U.S. Media segment increased $15.8 million, or 2%, in the six months ended June 30, 2024, compared to the same prior-year period, reflecting an increase in average revenue per display (yield), driven by the impact of programmatic and direct sale advertising platforms on digital billboard revenues and the impact of new and lost billboards in the period, including insignificant acquisitions, partially offset by lower proceeds from condemnations.

Transit and other revenues in the U.S. Media segment increased $9.9 million, or 11%, in the three months ended June 30, 2024, compared to the same prior-year period, primarily due to an increase in average revenue per display (yield), partially offset by the impact of new and lost transit franchise contracts in the period. Transit and other revenues in the U.S. Media segment increased $15.3 million, or 9%, in the six months ended June 30, 2024, compared to the same prior-year period, primarily due to an increase in average revenue per display (yield), partially offset by the impact of new and lost transit franchise contracts in the period.

Operating expenses in the U.S. Media segment decreased $1.9 million, or 1%, in the three months ended June 30, 2024, compared to the same prior-year period, primarily driven by lower variable property lease expenses and the net impact of new and lost transit franchise contracts, partially offset by higher guaranteed minimum annual payments to the MTA, higher compensation-related expenses, higher posting and rotation costs, driven by higher business activity, and higher maintenance and utilities cost, driven by inflationary cost increases. Operating expenses in the U.S. Media segment increased $1.7 million in the six months ended June 30, 2024, compared to the same prior-year period, primarily driven by higher billboard revenues, higher guaranteed minimum annual payments to the MTA, higher compensation-related expenses, higher posting and rotation costs, driven by higher business activity, and higher maintenance and utilities cost, driven by inflationary cost increases, partially offset by an out-of-period adjustment of $5.2 million recorded in the three months ended March 31, 2023, related to variable billboard property lease costs (see Note 1. Description of Business and Basis of Presentation to the Consolidated Financial Statements) and the net impact of new and lost transit franchise contracts.

SG&A expenses in the U.S. Media segment increased $7.4 million, or 9%, in the three months ended June 30, 2024, compared to the same prior-year period, primarily driven by higher compensation-related expenses, a higher provision for doubtful accounts, higher rent related to new offices and higher insurance costs, partially offset by lower professional fees. SG&A expenses in the U.S. Media segment increased $7.3 million, or 4%, in the six months ended June 30, 2024, compared to the same prior-year period, primarily driven by higher compensation-related expenses, a higher provision for doubtful accounts and higher rent related to new offices, partially offset by lower professional fees.

In the three months ended June 30, 2024, we recorded impairment charges of $8.8 million and in the six months ended June 30, 2024, we recorded impairment charges of $17.9 million in the U.S. Media segment, primarily related to impairment charges with respect to our MTA asset group and our U.S. Transit and Other reporting unit. In the three and six months ended June 30, 2023, we recorded impairment charges of $511.4 million in the U.S. Media segment, primarily related to impairment charges with respect to our MTA asset group and our U.S. Transit and Other reporting unit. (See Note 4. Intangible Assets to the Consolidated Financial Statements.)

U.S. Media segment Adjusted OIBDA increased $12.4 million, or 10%, in the three months ended June 30, 2024, and increased $22.1 million, or 11%, in the six months ended June 30, 2024, compared to the same prior-year period. Adjusted OIBDA margin was 30% in the three months ended June 30, 2024, 29% in the three months ended June 30, 2023, 26% in the six months ended June 30, 2024, and 24% in the six months ended June 30, 2023. The increases in Adjusted OIBDA margin were due primarily to a higher increases in Adjusted OIBDA compared to lower increases in revenues. The increase for the six months ended June 30, 2024, was also driven by an out-of-period adjustment of $5.2 million recorded in the three months ended March 31, 2023, related to variable billboard property lease costs (see Note 1. Description of Business and Basis of Presentation to the Consolidated Financial Statements).

Other

	Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%
(in millions, except percentages)	2024	2023	Change	2024	2023	Change
Revenues:
Billboard	$13.2	$19.4	(32)%	$28.1	$33.9	(17)%
Transit and other	3.2	6.4	(50)	7.2	11.3	(36)
Total revenues	$16.4	$25.8	(36)	$35.3	$45.2	(22)

Organic revenues(a):
Billboard	$—	$—	*	$—	$—	*
Transit and other	0.1	1.9	(95)	0.4	3.7	(89)
Total organic revenues(a)	0.1	1.9	(95)	0.4	3.7	(89)
Non-organic revenues:
Billboard	13.2	19.4	(32)	28.1	33.9	(17)
Transit and other	3.1	4.5	(31)	6.8	7.6	(11)
Total non-organic revenues	16.3	23.9	(32)	34.9	41.5	(16)
Total revenues	16.4	25.8	(36)	35.3	45.2	(22)
Operating expenses	(9.2)	(13.4)	(31)	(21.7)	(26.3)	(17)
SG&A expenses	(5.6)	(5.7)	(2)	(11.1)	(11.1)	—
Adjusted OIBDA	$1.6	$6.7	(76)	$2.5	$7.8	(68)
Adjusted OIBDA margin	10%	26%		7%	17%

Operating income	$156.9	$3.2	*	$157.8	$0.9	*
Net gain on dispositions	(155.3)	—	*	(155.3)	—	*
Depreciation and amortization	—	3.5	*	—	6.9	*
Adjusted OIBDA	$1.6	$6.7	(76)	$2.5	$7.8	(68)
*    Calculation is not meaningful.
(a)Organic revenues exclude the impact of the Transaction and the impact of foreign currency exchange rates (“non-organic revenues”).

Total Other revenues decreased $9.4 million, or 36%, in the three months ended June 30, 2024, compared to the same prior-year period, primarily driven by the impact of the Transaction and a decline in third-party digital equipment sales, partially offset by an increase in average revenue per display (yield). Total Other revenues decreased $9.9 million, or 22%, in the six months ended June 30, 2024, compared to the same prior-year period, primarily driven by the impact of the Transaction and a decline in third-party digital equipment sales, partially offset by an increase in average revenue per display (yield).

In the three and six months ended June 30, 2024, non-organic revenues reflect the impact of the Transaction. In the three and six months ended June 30, 2023, non-organic revenues reflect the impact of the Transaction and the impact of foreign currency exchange rates.

Organic Other revenues decreased $1.8 million, or 95%, in the three months ended June 30, 2024, and decreased $3.3 million, or 89%, in the six months ended June 30, 2024, compared to the same prior-year periods, primarily driven by a decline in third-party digital equipment sales.

Other operating expenses decreased $4.2 million, or 31%, in the three months ended June 30, 2024, and decreased $4.6 million, or 17%, in the six months ended June 30, 2024, compared to the same prior-year periods, primarily driven by the impact of the Transaction and lower costs related to third-party digital equipment sales. Other SG&A expenses decreased $0.1 million, or 2%, in the three months ended June 30, 2024, and was comparable in the six months ended June 30, 2024, compared to the same prior-year periods, primarily driven by the impact of the Transaction.

Other Adjusted OIBDA decreased $5.1 million, or 76%, in the three months ended June 30, 2024, and decreased $5.3 million, or 68%, in the six months ended June 30, 2024, compared to the same prior-year periods, due primarily to the impact of the Transaction and a decline in third-party digital equipment sales.

Corporate

Corporate expenses primarily include expenses associated with employees who provide centralized services. Corporate expenses, excluding stock-based compensation, increased $3.5 million, or 28%, in the three months ended June 30, 2024, compared to the same prior-year period, and increased $6.7 million, or 26%, in the six months ended June 30, 2024, compared to the same prior-year period. The increases were primarily due to higher professional fees, as a result of a management consulting project, and higher compensation-related expenses.

Liquidity and Capital Resources

	As of
(in millions, except percentages)	June 30, 2024	December 31, 2023	% Change
Assets:
Cash and cash equivalents	$49.6	$36.0	38%
Receivables, less allowance ($18.6 in 2024 and $17.2 in 2023)	274.5	287.6	(5)
Prepaid lease and transit franchise costs	3.2	4.5	(29)
Other prepaid expenses	12.8	19.2	(33)
Assets held for sale	—	34.6	*
Other current assets	12.9	15.7	(18)
Total current assets	353.0	397.6	(11)
Liabilities:
Accounts payable	43.1	55.5	(22)
Accrued compensation	38.7	41.4	(7)
Accrued interest	34.9	34.2	2
Accrued lease and transit franchise costs	67.5	80.0	(16)
Other accrued expenses	54.6	56.2	(3)
Deferred revenues	44.3	37.7	18
Short-term debt	30.0	65.0	(54)
Short-term operating lease liabilities	181.7	180.9	—
Liabilities held for sale	—	24.1	*
Other current liabilities	29.7	18.0	65
Total current liabilities	524.5	593.0	(12)
Working capital	$(171.5)	$(195.4)	(12)
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

In addition, as part of our growth strategy, we frequently evaluate strategic opportunities to acquire new businesses, assets or digital technology, directly or in connection with joint ventures (including buy/sell arrangements with joint venture partners). Consistent with this strategy, we regularly evaluate potential acquisitions, ranging from small transactions to larger acquisitions, which transactions and transaction-related expenses will be funded through cash on hand, additional borrowings, equity or other securities, or some combination thereof.

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

Although we have taken several actions to date to enhance our financial flexibility and increase our liquidity, our short-term and long-term cash needs and related funding capability may be adversely affected by the current levels of inflation and related economic environment if cash on hand and operating cash flows decrease in 2024, and our ability to issue debt and equity securities and/or borrow under our existing or new credit facilities on reasonable pricing terms, or at all, may become uncertain. (See the “Overview” section of this MD&A.)

Working capital was a deficit of $171.5 million as of June 30, 2024, compared to a deficit of $195.4 million as of December 31, 2023, primarily driven by lower receivables and the impact of the Transaction, partially offset by decreased borrowings under the AR Facility and lower accrued lease and franchise costs, as well as by lower bonus accruals.

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

•Recoupment of Equipment Deployment Costs. We may retain incremental revenues that exceed an annual base revenue amount for the cost of deploying advertising and communications displays throughout the transit system. As presented in the table below, recoupable MTA equipment deployment costs are recorded as Prepaid MTA equipment deployment costs and Intangible assets on our Consolidated Statement of Financial Position, and as these costs are recouped from incremental revenues that the MTA would otherwise be entitled to receive, Prepaid MTA equipment deployment costs will be reduced. If incremental revenues generated over the term of the agreement are not sufficient to cover all or a portion of the equipment deployment costs, the costs will not be recouped, which could have an adverse effect on our business, financial condition and results of operations, including impairment charges (see Note 4. Intangible Assets to the Consolidated Financial Statements). If we do not recoup all costs of deploying advertising and communications screens with respect to the New Inventory by the end of the term of the MTA Agreement, the MTA will be obligated to reimburse us for these costs. Deployment costs in an amount not to exceed $50.7 million, which are deemed authorized before December 31, 2020, will be paid directly by the MTA. For any deployment costs deemed authorized after December 31, 2020, the MTA and the Company will no longer be obligated to directly pay 70% and 30% of the costs, respectively, and these costs will be subject to recoupment in accordance with the MTA Agreement. We did not recoup any equipment deployment costs in the six months ended June 30, 2024. In addition, we currently do not expect to recoup any equipment deployment costs throughout the remainder of the Amended Term (as defined below) of the MTA Agreement. We expect our MTA equipment deployment costs to be approximately $50.0 million in 2024. After 2024, we expect MTA equipment deployment costs to be approximately $30.0 million to $40.0 million annually throughout the remainder of the Amended Term (as defined below) of the MTA Agreement and encompass replacement costs. Accordingly, we expect annual MTA equipment deployment costs after 2024 to be significantly below prior year levels as we expect to substantially complete our initial deployment during 2024.

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

We may utilize cash on hand and/or incremental third-party financing to fund equipment deployment costs over the next couple of years. However, given the current levels of inflation and related economic environment, we cannot reasonably estimate the aggregate financing amount, if any, at this time. As of June 30, 2024, we have issued surety bonds in favor of the MTA totaling approximately $136.0 million, which amount is subject to change as equipment installations are completed and revenues are generated. We expect transit franchise expenses, as a percentage of transit display revenues, to decline in the remainder of 2024 compared to 2023, but remain above pre-COVID-19 pandemic levels, as a result of our expectation that revenues generated under the MTA Agreement in 2024 will grow at a compound annual growth rate above the inflation-adjusted guaranteed minimum annual payments to the MTA. As indicated in the table below, we incurred $17.9 million related to MTA equipment deployment costs in the six months ended June 30, 2024 (which includes equipment deployment costs related to future deployments), for a total of $597.5 million to date, of which $33.9 million had been recouped from incremental revenues to date. As of June 30, 2024, 23,971 digital displays had been installed, composed of 5,004 digital advertising screens on subway and train platforms and entrances, 13,430 smaller-format digital advertising screens on rolling stock and 5,537 MTA communications displays. In the three months ended June 30, 2024, 1,776 installations occurred, for a total of 4,274 installations in the six months ended June 30, 2024.

MTA performance during the six months ended June 30, 2024 was slightly better than the expectations and assumptions included in our year-end 2023 model and our current long-term assumptions continue to be in line with our year-end 2023 model. As a result of negative aggregate cash flows during 2024, we performed quarterly impairment analyses on the MTA asset group and recorded impairment charges of $17.9 million in the six months ended June 30, 2024, representing additional MTA equipment deployment cost spending during the period. (See the “Critical Accounting Policies” section of this MD&A and Note 4. Intangible Assets to the Consolidated Financial Statements.) We currently expect to be cash flow neutral on an undiscounted basis from the third quarter of 2024 through to the end of the Amended Term of the MTA Agreement. If our MTA performance continues to be in line with, or better than, our current model, we would not expect to incur additional impairment charges on our MTA equipment deployment cost spending. There can be no assurance that these estimates and assumptions will prove to be an accurate prediction of the future, and a downward revision of these estimates and/or assumptions would decrease our cash flows, which could result in additional impairment charges in the future.

(in millions)	Beginning Balance	Deployment Costs Incurred	Recoupment/MTA Funding	Amortization/Impairment	Reclassification	Ending Balance
Six months ended June 30, 2024:
Other current assets	$1.1	$—	$—	$—	$—	$1.1
Intangible assets (franchise agreements)	—	17.9	—	(17.9)	—	—
Total	$1.1	$17.9	$—	$(17.9)	$—	$1.1

Year ended December 31, 2023:
Prepaid MTA equipment deployment costs	$363.2	$21.8	$—	$—	$(385.0)	$—
Other current assets	1.6	(0.4)	(0.1)	—	—	1.1
Intangible assets (franchise agreements)	62.0	22.3	—	(469.3)	385.0	—
Total	$426.8	$43.7	$(0.1)	$(469.3)	$—	$1.1

On August 6, 2024, we announced that our board of directors approved a quarterly cash dividend of $0.30 per share on our common stock, payable on September 27, 2024, to stockholders of record at the close of business on September 6, 2024.

Debt

Debt, net, consists of the following:

	As of
(in millions, except percentages)	June 30, 2024	December 31, 2023
Short-term debt:
AR Facility	$30.0	$65.0
Total short-term debt	30.0	65.0

Long-term debt:
Term loan, due 2026	399.4	598.9

Senior secured notes:
7.375% senior secured notes, due 2031	450.0	450.0

Senior unsecured notes:
5.000% senior unsecured notes, due 2027	650.0	650.0
4.250% senior unsecured notes, due 2029	500.0	500.0
4.625% senior unsecured notes, due 2030	500.0	500.0
Total senior unsecured notes	1,650.0	1,650.0

Debt issuance costs	(19.2)	(22.4)
Total long-term debt, net	2,480.2	2,676.5

Total debt, net	$2,510.2	$2,741.5

Weighted average cost of debt	5.6%	5.7%

	Payments Due by Period
(in millions)	Total	2024	2025-2026	2027-2028	2029 and thereafter
Long-term debt	$2,500.0	$—	$400.0	$650.0	$1,450.0
Interest	742.6	152.5	274.2	187.6	128.3
Total	$3,242.6	$152.5	$674.2	$837.6	$1,578.3

Term Loan

The interest rate on the term loan due in 2026 (the “Term Loan”) was 7.1% per annum as of June 30, 2024. As of June 30, 2024, a discount of $0.6 million on the Term Loan remains unamortized. The discount is being amortized through Interest expense, net, on the Consolidated Statement of Operations. In June 2024, we prepaid $200.0 million of the outstanding principal balance on the Term Loan. In the three and six months ended June 30, 2024, we recorded a Loss on extinguishment of debt of $1.2 million on the Consolidated Statement of Operations, relating to the write-off of deferred financing costs and a portion of the discount on the Term Loan.

Revolving Credit Facility

We also have a $500.0 million revolving credit facility, which matures in 2028 (the “Revolving Credit Facility,” together with the Term Loan, the “Senior Credit Facilities”).

As of June 30, 2024, there were no outstanding borrowings under the Revolving Credit Facility.

The commitment fee based on the amount of unused commitments under the Revolving Credit Facility was $0.5 million in the three months ended June 30, 2024, $0.4 million in the three months ended June 30, 2023, $1.0 million in the six months ended June 30, 2024, and $0.8 million in the six months ended June 30, 2023. As of June 30, 2024, we had issued letters of credit totaling approximately $6.3 million against the letter of credit facility sublimit under the Revolving Credit Facility.

Standalone Letter of Credit Facilities

As of June 30, 2024, we had issued letters of credit totaling approximately $67.3 million under our aggregate $81.0 million standalone letter of credit facilities. The total fees under the letter of credit facilities were immaterial in each of the three and six months ended June 30, 2024 and 2023.

Accounts Receivable Securitization Facility

As of June 30, 2024, we have a $150.0 million revolving accounts receivable securitization facility (the “AR Facility”), which terminates in June 2027, unless further extended.

On June 14, 2024, we entered into an amendment to the agreements governing the AR Facility, pursuant to which we (i) extended the term of the AR Facility so that it now terminates on June 14, 2027, unless further extended; and (ii) modified the upfront fee and modified the program fee so that the program fee may increase or decrease based on the Company’s Consolidated Net Secured Leverage Ratio (as defined and described below). The amendment to the agreements governing the AR Facility do not change how we account for the AR Facility as a collateralized financing activity.

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

As of June 30, 2024, there were $30.0 million of outstanding borrowings under the AR Facility, at a borrowing rate of 6.6%. As of June 30, 2024, borrowing capacity remaining under the AR Facility was $120.0 million based on approximately $314.6 million of accounts receivable that could be used as collateral for the AR Facility in accordance with the agreements governing the AR Facility. The commitment fee based on the amount of unused commitments under the AR Facility was $0.1 million for each of the six months ended June 30, 2024 and 2023, and was immaterial for each of the three months ended June 30, 2024 and 2023. In July and August 2024, we made repayments totaling $30.0 million under the AR Facility.

Debt Covenants

Our credit agreement, dated as of January 31, 2014 (as amended, restated, amended and restated, supplemented or otherwise modified, the “Credit Agreement”), governing the Senior Credit Facilities, the agreements governing the AR Facility, and the indentures governing our senior notes contain customary affirmative and negative covenants, subject to certain exceptions, including but not limited to those that restrict the Company’s and its subsidiaries’ abilities to (i) pay dividends on, repurchase or make distributions in respect to the Company’s or its wholly-owned subsidiary, Outfront Media Capital LLC’s capital stock or make other restricted payments other than dividends or distributions necessary for us to maintain our REIT status, subject to certain conditions and exceptions, (ii) enter into agreements restricting certain subsidiaries’ ability to pay dividends or make other intercompany or third-party transfers, and (iii) incur additional indebtedness. One of the exceptions to the restriction on our ability to incur additional indebtedness is satisfaction of a Consolidated Total Leverage Ratio, which is the ratio of our consolidated total debt to our Consolidated EBITDA (as defined in the Credit Agreement) for the trailing four consecutive quarters, of no greater than 6.0 to 1.0. As of June 30, 2024, our Consolidated Total Leverage Ratio was 5.0 to 1.0, as adjusted to give pro forma effect to the Transaction, in accordance with the Credit Agreement.

The terms of the Credit Agreement (and under certain circumstances, the agreements governing the AR Facility) require that we maintain a Consolidated Net Secured Leverage Ratio, which is the ratio of (i) our consolidated secured debt (less up to $150.0 million of unrestricted cash) to (ii) our Consolidated EBITDA (as defined in the Credit Agreement) for the trailing four consecutive quarters, of no greater than 4.5 to 1.0. As of June 30, 2024, our Consolidated Net Secured Leverage Ratio was 1.6 to 1.0, as adjusted to give pro forma effect to the Transaction, in accordance with the Credit Agreement. As of June 30, 2024, we are in compliance with our debt covenants.

Deferred Financing Costs

As of June 30, 2024, we had deferred $23.8 million in fees and expenses associated with the Term Loan, the Revolving Credit Facility, the AR Facility and our senior notes. We are amortizing the deferred fees through Interest expense, net, on our Consolidated Statement of Operations over the respective terms of the Term Loan, Revolving Credit Facility, AR Facility and our senior notes.

Equity

At-the-Market Equity Offering Program

We have a sales agreement in connection with an “at-the-market” equity offering program (the “ATM Program”), under which we may, from time to time, issue and sell shares of our common stock up to an aggregate offering price of $300.0 million. We have no obligation to sell any of our common stock under the sales agreement and may at any time suspend solicitations and offers under the sales agreement. No shares were sold under the ATM Program during the six months ended June 30, 2024. As of June 30, 2024, we had approximately $232.5 million of capacity remaining under the ATM Program.

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

Cash Flows

The following table presents our cash flows in the six months ended June 30, 2024 and 2023.

	Six Months Ended
	June 30,		%
(in millions, except percentages)	2024	2023	Change
Net cash flow provided by operating activities	$101.6	$87.7	16%
Net cash flow provided by (used for) investing activities	259.5	(71.5)	*
Net cash flow used for financing activities	(347.1)	(14.7)	*
Effect of exchange rate changes on cash and cash equivalents	(0.4)	0.3	*
Net increase in cash and cash equivalents	$13.6	$1.8	*
*Calculation is not meaningful.

Cash provided by operating activities increased $13.9 million, or 16%, in the six months ended June 30, 2024, compared to the same prior-year period, due primarily to a smaller use of cash related to accounts payable and accrued expenses, driven by lower incentive compensation payments made in 2024, and a decrease in prepaid MTA equipment deployment costs, partially offset by the timing of receivables and lower net income in 2024 compared to 2023, due to increased SG&A expenses and higher interest expense. In the six months ended June 30, 2024, we paid net cash of $18.4 million related to MTA equipment deployment costs and installed 4,274 digital displays. In the six months ended June 30, 2023, we paid net cash of $21.3 million related to MTA equipment deployment costs and installed 2,605 digital displays.

Cash provided by investing activities was $259.5 million in the six months ended June 30, 2024, compared to Cash used for investing activities of $71.5 million in the same prior-year period, due primarily to cash received from the Transaction and lower cash paid for acquisitions and capital expenditures. We expect Cash provided by investing activities to be impacted slightly in the third quarter of 2024 by a use of cash as a result of the exercise of a buy/sell arrangement by one of our joint venture partners.

The following table presents our capital expenditures in the six months ended June 30, 2024 and 2023.

	Six Months Ended
	June 30,		%
(in millions, except percentages)	2024	2023	Change
Growth	$29.9	$28.4	5%
Maintenance	12.4	16.5	(25)
Total capital expenditures	$42.3	$44.9	(6)

Capital expenditures decreased $2.6 million, or 6%, in the six months ended June 30, 2024, compared to the same prior-year period, primarily due to lower spending on software and technology, and lower spending related to the renovation of certain office facilities, partially offset by increased growth in digital displays, increased maintenance spending for billboard display upgrades, and higher spending on safety-related projects.

For the full year of 2024, we expect our capital expenditures to be approximately $75.0 million to $85.0 million, which will be used primarily for growth in digital displays, safety-related projects, software and technology, maintenance and the renovation of certain office facilities. This estimate does not include equipment deployment costs that will be incurred in connection with the MTA Agreement (as described above).

Cash used for financing activities increased by $332.4 million in the six months ended June 30, 2024 compared to the same prior-year period. In the six months ended June 30, 2024, we prepaid $200.0 million on the outstanding balance of the Term Loan, made net repayments on the AR Facility of $35.0 million and paid total cash dividends of $104.4 million on our common stock, the Series A Preferred Stock and vested restricted share units granted to employees. In the six months ended June 30, 2023, we drew $105.0 million of net borrowings on the AR Facility and paid total cash dividends of $103.7 million on our common stock, the Series A Preferred Stock and vested restricted share units granted to employees.

Cash paid for income taxes was $1.2 million in the six months ended June 30, 2024, compared to $5.5 million in the six months ended June 30, 2023. The decrease was due primarily to tax refunds received by our U.S. TRSs and the timing of Canadian estimated payments. We expect cash paid for income taxes to increase in the third quarter of 2024 as a result of income tax payments related to the Transaction.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to commodity prices and to a limited extent, interest rates and credit risks.

Commodity Price Risk

We incur various operating costs that are subject to price risk caused by volatility in underlying commodity values. Commodity price risk is present in electricity costs associated with powering our digital billboard displays and lighting our traditional static billboard displays at night.

We do not currently use derivatives or other financial instruments to mitigate our exposure to commodity price risk. However, we do enter into contracts with commodity providers to limit our exposure to commodity price fluctuations. For the year ended December 31, 2023, such contracts accounted for 6.2% of our total utility costs. As of June 30, 2024, we had active electricity purchase agreements with fixed contract rates for locations in Illinois, New York and Texas, which expire at various dates through May 2025.

Interest Rate Risk

We are subject to interest rate risk to the extent we have variable-rate debt outstanding, including under the Senior Credit Facilities and the AR Facility.

As of June 30, 2024, we had a $400.0 million variable-rate Term Loan due 2026 outstanding, which has an interest rate of 7.1% per year. An increase or decrease of 1/4% in our interest rate on the Term Loan will change our annualized interest expense by approximately $1.0 million.

As of June 30, 2024, there were $30.0 million of outstanding borrowings under the AR Facility, at a borrowing rate of 6.6%. An increase or decrease of 1/4% in our interest rate on the AR Facility will change our annualized interest expense by approximately $0.1 million. In July and August 2024, we made repayments totaling $30.0 million under the AR Facility.

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

10.1
Amendment No. 8 to Amended and Restated Receivables Purchase Agreement, dated as of June 14, 2024, by and among OUTFRONT Media Inc., Outfront Media LLC, Outfront Media Receivables LLC, Outfront Media Receivables TRS, LLC, MUFG Bank, Ltd., the other parties thereto from time to time as purchasers and group agents, and Gotham Funding Corporation (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-36367), filed on June 14, 2024).

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

Date: August 7, 2024