Form 10-Q
period 2024-09-30
OUTFRONT Media Inc.
filed 2024-11-12
CIK 1579877

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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

As of November 11, 2024, the number of shares outstanding of the registrant’s common stock was 165,985,777.

OUTFRONT MEDIA INC.
QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2024

PART I	3
Item 1. Financial Statements (Unaudited)	3
Consolidated Statements of Financial Position as of September 30, 2024, and December 31, 2023	3
Consolidated Statements of Operations for the three and nine months ended September 30, 2024 and 2023	4
Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2024 and 2023	5
Consolidated Statements of Redeemable Noncontrolling Interests, Preferred Stock and Equity for the three and nine months ended September 30, 2024 and 2023	6
Consolidated Statements of Cash Flows for the nine months ended September 30, 2024 and 2023	10
Notes to Consolidated Financial Statements	12
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	42
Item 3. Quantitative and Qualitative Disclosures About Market Risk	64
Item 4. Controls and Procedures	65
PART II	66
Item 1. Legal Proceedings	66
Item 1A. Risk Factors	66
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	66
Item 3. Defaults Upon Senior Securities	66
Item 4. Mine Safety Disclosures	66
Item 5. Other Information	66
Item 6. Exhibits	66
SIGNATURES	68

PART I
Item 1.    Financial Statements.
OUTFRONT Media Inc.
Consolidated Statements of Financial Position
(Unaudited)

	As of
(in millions)	September 30, 2024	December 31, 2023
Assets:
Current assets:
Cash and cash equivalents	$28.0	$36.0
Receivables, less allowance ($19.8 in 2024 and $17.2 in 2023)	281.2	287.6
Prepaid lease and transit franchise costs	2.7	4.5
Other prepaid expenses	19.2	19.2
Assets held for sale (Note 12)	—	34.6
Other current assets	12.8	15.7
Total current assets	343.9	397.6
Property and equipment, net (Note 3)	654.1	657.8
Goodwill	2,006.4	2,006.4
Intangible assets (Note 4)	657.4	695.4
Operating lease assets (Note 5)	1,522.3	1,591.9
Assets held for sale (Note 12)	—	214.3
Other assets	19.5	19.5
Total assets	$5,203.6	$5,582.9

Liabilities:
Current liabilities:
Accounts payable	$42.8	$55.5
Accrued compensation	51.9	41.4
Accrued interest	23.6	34.2
Accrued lease and franchise costs	76.9	80.0
Other accrued expenses	50.7	56.2
Deferred revenues	45.0	37.7
Short-term debt (Note 8)	40.0	65.0
Short-term operating lease liabilities (Note 5)	177.0	180.9
Liabilities held for sale (Note 12)	—	24.1
Other current liabilities	19.3	18.0
Total current liabilities	527.2	593.0
Long-term debt, net (Note 8)	2,481.4	2,676.5
Asset retirement obligation (Note 6)	33.7	33.0
Operating lease liabilities (Note 5)	1,364.3	1,417.4
Liabilities held for sale (Note 12)	—	90.9
Other liabilities	43.9	42.0
Total liabilities	4,450.5	4,852.8

Commitments and contingencies (Note 17)

Redeemable noncontrolling interests (Notes 9 and 19)	13.5	31.3
Preferred stock (2024 - 50.0 shares authorized, and 0.1 shares of Series A Preferred Stock issued and outstanding; 2023 - 50.0 shares authorized, and 0.1 shares of Series A Preferred Stock issued and outstanding) (Note 10)	119.8	119.8
Stockholders’ equity (Note 10):
Common stock (2024 - 450.0 shares authorized, and 166.0 shares issued and outstanding; 2023 - 450.0 shares authorized, and 165.1 issued and outstanding)	1.7	1.7
Additional paid-in capital	2,410.1	2,402.5
Distribution in excess of earnings	(1,793.3)	(1,821.1)
Accumulated other comprehensive loss	(0.3)	(5.8)
Total stockholders’ equity	618.2	577.3
Noncontrolling interests	1.6	1.7
Total liabilities and equity	$5,203.6	$5,582.9
See accompanying notes to unaudited consolidated financial statements.

OUTFRONT Media Inc.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions, except per share amounts)	2024	2023	2024	2023
Revenues:
Billboard	$360.6	$363.6	$1,062.8	$1,055.8
Transit and other	91.3	91.2	274.9	263.6
Total revenues	451.9	454.8	1,337.7	1,319.4
Expenses:
Operating	233.1	239.8	711.6	716.0
Selling, general and administrative	108.7	105.3	338.3	321.8
Net (gain) loss on dispositions	1.5	—	(153.6)	0.2
Impairment charges	—	12.1	17.9	523.5
Depreciation	18.6	19.3	55.5	59.1
Amortization	18.7	19.7	53.6	63.0
Total expenses	380.6	396.2	1,023.3	1,683.6
Operating income (loss)	71.3	58.6	314.4	(364.2)
Interest expense, net	(37.1)	(40.2)	(119.6)	(117.6)
Loss on extinguishment of debt	—	—	(1.2)	—
Other income (loss), net	(0.1)	(0.1)	1.0	0.1
Income (loss) before benefit (provision) for income taxes and equity in earnings of investee companies	34.1	18.3	194.6	(481.7)
Benefit (provision) for income taxes	0.2	(1.4)	(10.4)	(2.2)
Equity in earnings of investee companies, net of tax	0.5	(0.2)	0.5	(1.3)
Net income (loss) before allocation to redeemable and non-redeemable noncontrolling interests	34.8	16.7	184.7	(485.2)
Net income (loss) attributable to redeemable and non-redeemable noncontrolling interests	0.2	(0.3)	0.5	0.4
Net income (loss) attributable to OUTFRONT Media Inc.	$34.6	$17.0	$184.2	$(485.6)

Net income (loss) per common share:
Basic	$0.20	$0.09	$1.07	$(2.98)
Diluted	$0.19	$0.09	$1.06	$(2.98)

Weighted average shares outstanding:
Basic	166.0	165.0	165.8	164.9
Diluted	167.2	165.2	174.4	164.9
See accompanying notes to unaudited consolidated financial statements.

OUTFRONT Media Inc.
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2024	2023	2024	2023
Net income (loss) before allocation to redeemable and non-redeemable noncontrolling interests	$34.8	$16.7	$184.7	$(485.2)
Net income (loss) attributable to redeemable and non-redeemable noncontrolling interests	0.2	(0.3)	0.5	0.4
Net income (loss) attributable to OUTFRONT Media Inc.	34.6	17.0	184.2	(485.6)
Other comprehensive income (loss), net of tax:
Cumulative translation adjustments	—	(2.2)	(4.0)	0.6
Write-off of currency translation losses related to a disposition	—	—	9.5	—
Total other comprehensive income (loss), net of tax	—	(2.2)	5.5	0.6
Total comprehensive income (loss)	$34.6	$14.8	$189.7	$(485.0)
See accompanying notes to unaudited consolidated financial statements.

OUTFRONT Media Inc.
Consolidated Statements of Redeemable Noncontrolling Interests, Preferred Stock and Equity
(Unaudited)

				Stockholders’ Equity
(in millions, except per share amounts)	Redeemable Non-controlling Interests	Shares of Series A Preferred Stock	Series A Preferred Stock ($0.01 per share par value)	Shares of Common Stock	Common Stock ($0.01 per share par value)	Additional Paid-In Capital	Distribution in Excess of Earnings		Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Non-controlling Interests
Balance as of June 30, 2023	$28.9	0.1	$119.8	165.0	$1.7	$2,393.7	$(1,794.9)		$(6.3)	$594.2	$1.7
Net income (loss)	(0.2)	—	—	—	—	—	17.0		—	17.0	(0.1)
Other comprehensive loss	—	—	—	—	—	—	—		(2.2)	(2.2)	—
Stock-based payments:
Amortization	—	—	—	—	—	7.2	—		—	7.2	—
Shares paid for tax withholding for stock-based payments	—	—	—	—	—	(0.1)	—		—	(0.1)	—
Series A Preferred Stock dividends (7%)	—	—	—	—	—	—	(2.2)		—	(2.2)	—
Dividends ($0.30 per share)	—	—	—	—	—	—	(49.7)		—	(49.7)	—
Adjustment to redeemable value of noncontrolling interests	0.2	—	—	—	—	(0.2)	—	0	—	(0.2)	—
Other	(0.7)	—	—	—	—	—	—		—	—	0.1
Balance as of September 30, 2023	$28.2	0.1	$119.8	165.0	$1.7	$2,400.6	$(1,829.8)		$(8.5)	$564.0	$1.7

OUTFRONT Media Inc.
Consolidated Statements of Redeemable Noncontrolling Interests, Preferred Stock and Equity (Continued)
(Unaudited)

				Stockholders’ Equity
(in millions, except per share amounts)	Redeemable Non-controlling Interests	Shares of Series A Preferred Stock	Series A Preferred Stock ($0.01 per share par value)	Shares of Common Stock	Common Stock ($0.01 per share par value)	Additional Paid-In Capital	Distribution in Excess of Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Non-controlling Interests
Balance as of June 30, 2024	$38.2	0.1	$119.8	166.0	$1.7	$2,403.1	$(1,775.8)	$(0.3)	$628.7	$1.6
Net income (loss)	0.3	—	—	—	—	—	34.6	—	34.6	(0.1)
Stock-based payments:
Amortization	—	—	—	—	—	7.0	—	—	7.0	—
Purchase of non-controlling interest	(24.6)	—	—	—	—	0.3	—	—	0.3	—
Series A Preferred Stock dividends (7%)	—	—	—	—	—	—	(2.2)	—	(2.2)	—
Dividends ($0.30 per share)	—	—	—	—	—	—	(49.9)	—	(49.9)	—
Adjustment to redeemable value of noncontrolling interests	0.3	—	—	—	—	(0.3)	—	—	(0.3)	—
Other	(0.7)	—	—	—	—	—	—	—	—	0.1
Balance as of September 30, 2024	$13.5	0.1	$119.8	166.0	$1.7	$2,410.1	$(1,793.3)	$(0.3)	$618.2	$1.6

OUTFRONT Media Inc.
Consolidated Statements of Redeemable Noncontrolling Interests, Preferred Stock and Equity (Continued)
(Unaudited)

				Stockholders’ Equity
(in millions, except per share amounts)	Redeemable Non-controlling Interests	Shares of Series A Preferred Stock	Series A Preferred Stock ($0.01 per share par value)	Shares of Common Stock	Common Stock ($0.01 per share par value)	Additional Paid-In Capital	Distribution in Excess of Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Non-controlling Interests
Balance as of December 31, 2022	$27.2	0.1	$119.8	164.2	$1.6	$2,391.3	$(1,188.6)	$(9.1)	$1,195.2	$1.8
Net income (loss)	0.5	—	—	—	—	—	(485.6)	—	(485.6)	(0.1)
Other comprehensive income	—	—	—	—	—	—	—	0.6	0.6	—
Stock-based payments:
Vested	—	—	—	1.5	0.1	—	—	—	0.1	—
Amortization	—	—	—	—	—	22.9	—	—	22.9	—
Shares paid for tax withholding for stock-based payments	—	—	—	(0.7)	—	(12.5)	—	—	(12.5)	—
Series A Preferred Stock dividends (7%)	—	—	—	—	—	—	(6.6)	—	(6.6)	—
Dividends ($0.90 per share)	—	—	—	—	—	—	(149.0)	—	(149.0)	—
Adjustment to redeemable value of noncontrolling interests	1.1	—	—	—	—	(1.1)	—	—	(1.1)	—
Other	(0.6)	—	—	—	—	—	—	—	—	—
Balance as of September 30, 2023	$28.2	0.1	$119.8	165.0	$1.7	$2,400.6	$(1,829.8)	$(8.5)	$564.0	$1.7

OUTFRONT Media Inc.
Consolidated Statements of Redeemable Noncontrolling Interests, Preferred Stock and Equity (Continued)
(Unaudited)

				Stockholders’ Equity
(in millions, except per share amounts)	Redeemable Non-controlling Interests	Shares of Series A Preferred Stock	Series A Preferred Stock ($0.01 per share par value)	Shares of Common Stock	Common Stock ($0.01 per share par value)	Additional Paid-In Capital	Distribution in Excess of Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Non-controlling Interests
Balance as of December 31, 2023	$31.3	0.1	$119.8	165.1	$1.7	$2,402.5	$(1,821.1)	$(5.8)	$577.3	$1.7
Net income (loss)	0.6	—	—	—	—	—	184.2	—	184.2	(0.1)
Other comprehensive income	—	—	—	—	—	—	—	5.5	5.5	—
Stock-based payments:
Vested	—	—	—	1.5	—	—	—	—	—	—
Amortization	—	—	—	—	—	21.8	—	—	21.8	—
Shares paid for tax withholding for stock-based payments	—	—	—	(0.6)	—	(7.7)	—	—	(7.7)	—
Purchase of non-controlling interest	(24.6)	—	—	—	—	0.3	—	—	0.3	—
Series A Preferred Stock dividends (7%)	—	—	—	—	—	—	(6.6)	—	(6.6)	—
Dividends ($0.90 per share)	—	—	—	—	—	—	(149.8)	—	(149.8)	—
Adjustment to redeemable value of noncontrolling interests	6.8	—	—	—	—	(6.8)	—	—	(6.8)	—
Other	(0.6)	—	—	—	—	—	—	—	—	—
Balance as of September 30, 2024	$13.5	0.1	$119.8	166.0	$1.7	$2,410.1	$(1,793.3)	$(0.3)	$618.2	$1.6

See accompanying notes to unaudited consolidated financial statements.

OUTFRONT Media Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,
(in millions)	2024	2023
Operating activities:
Net income (loss) attributable to OUTFRONT Media Inc.	$184.2	$(485.6)
Adjustments to reconcile net income (loss) to net cash flow provided by operating activities:
Net income attributable to redeemable and non-redeemable noncontrolling interests	0.5	0.4
Depreciation and amortization	109.1	122.1
Deferred tax benefit	(1.2)	(0.3)
Stock-based compensation	21.8	22.9
Provision for doubtful accounts	4.2	4.0
Accretion expense	2.2	2.3
Net (gain) loss on dispositions	(153.6)	0.2
Impairment charges	—	511.4
Loss on extinguishment of debt	1.2	—
Equity in earnings of investee companies, net of tax	(0.5)	1.3
Distributions from investee companies	0.9	0.9
Amortization of deferred financing costs and debt discount	4.6	5.0
Change in assets and liabilities, net of investing and financing activities:
Decrease in receivables	2.3	15.2
Increase in prepaid MTA equipment deployment costs	—	(21.8)
Increase in prepaid expenses and other current assets	(2.6)	(5.4)
Decrease in accounts payable and accrued expenses	(19.6)	(42.4)
Increase in operating lease assets and liabilities	14.3	14.6
Increase in deferred revenues	7.3	10.5
Increase (decrease) in income taxes	0.3	(3.4)
Decrease in assets and liabilities held for sale, net	(2.1)	—
Other, net	1.4	(2.7)
Net cash flow provided by operating activities	174.7	149.2

Investing activities:
Capital expenditures	(59.9)	(63.6)
Acquisitions	(11.2)	(30.7)
MTA franchise rights	(7.0)	0.6
Net proceeds from dispositions	310.0	0.3
Investment in investee companies	(1.2)	—
Net cash flow provided by (used for) investing activities	230.7	(93.4)

Financing activities:
Repayments of long-term debt borrowings	(200.0)	—
Proceeds from borrowings under short-term debt facilities	135.0	120.0
Repayments of borrowings under short-term debt facilities	(160.0)	—
Payments of deferred financing costs	(0.3)	(4.1)
Taxes withheld for stock-based compensation	(7.4)	(12.4)
Purchase of redeemable noncontrolling interest	(23.9)	—
Dividends	(156.4)	(155.4)
Net cash flow used for financing activities	(413.0)	(51.9)

OUTFRONT Media Inc.
Consolidated Statements of Cash Flows (Continued)
(Unaudited)

	Nine Months Ended
	September 30,
(in millions)	2024	2023
Effect of exchange rate changes on cash and cash equivalents	(0.4)	0.1
Net increase (decrease) in cash and cash equivalents	(8.0)	4.0
Cash and cash equivalents at beginning of period	36.0	40.4
Cash and cash equivalents at end of period	$28.0	$44.4

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$11.4	$5.9
Cash paid for interest	127.1	126.3

Non-cash investing and financing activities:
Accrued purchases of property and equipment	$7.2	$4.6
Accrued MTA franchise rights	2.1	2.9
Taxes withheld for stock-based compensation	0.3	0.1
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

Revision of Previously Issued Financial Information

In the third quarter of 2024, we identified an error related to the accounting for noncontrolling interests in our consolidated joint ventures, which include buy/sell clauses. The error related to the appropriate classification of these noncontrolling interests as redeemable and recognition of these redeemable noncontrolling interests at the maximum redemption value for each period. The Company assessed the materiality of the error on its previously issued financial statements in accordance with the SEC’s Staff Accounting Bulletin (“SAB”) No. 99 and SAB No. 108 and concluded that the amount was not material, individually or in the aggregate, to any of its previously issued financial statements, but would have been material to certain of our financial statements in the current period. Accordingly, we have revised our previously issued financial information. All relevant prior period amounts affected by these revisions have been corrected in the applicable Notes to the Consolidated Financial Statements, as appropriate. Any prior periods not presented herein may be revised in future filings to the extent necessary. (See Note 19. Revised Consolidated Financial Information.)

As previously disclosed, for the three months ended March 31, 2023, the Company recorded an out-of-period adjustment relating to variable billboard property lease costs and accrued lease and franchise costs in 2022, resulting in a $5.2 million increase in operating expenses for the three months ended March 31, 2023. The Company assessed the materiality of the amount reflected in this adjustment on its previously issued financial statements in accordance with the SEC’s SAB No. 99 and SAB No. 108 and concluded that the amount was not material, individually or in the aggregate, to any of its previously issued financial statements. In the third quarter of 2024, we voluntarily revised our previously issued financial information to reflect

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)
the out-of-period adjustment amount. Prior periods not presented herein will be voluntarily revised, as applicable, in future filings. (See Note 19. Revised Consolidated Financial Information.)

The impact of the revisions have been reflected throughout the Consolidated Financial Statements, including the applicable Notes to the Consolidated Financial Statements, as appropriate.

Note 2. New Accounting Standards

Recent Pronouncements

In November 2024, the Financial Accounting Standards Board (the “FASB”) issued guidance to improve disclosure of expenses by providing more detailed information about specific expense categories included in commonly presented financial statement expense captions in the notes to the financial statements. The guidance is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. This guidance does not change or remove current expense disclosure requirements and will not have any impact on our consolidated financial statements.

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

Note 3. Property and Equipment, Net

The table below presents the balances of major classes of assets and accumulated depreciation.

		As of
(in millions)	Estimated Useful Lives	September 30, 2024	December 31, 2023
Land		$110.2	$110.1
Buildings	15 to 35 years	47.0	42.7
Advertising structures	3 to 20 years	1,742.4	1,716.2
Furniture, equipment and other	3 to 10 years	184.6	173.9
Construction in progress		38.1	39.5
		2,122.3	2,082.4
Less: Accumulated depreciation		1,468.2	1,424.6
Property and equipment, net		$654.1	$657.8

Depreciation expense was $18.6 million in the three months ended September 30, 2024, $19.3 million in the three months ended September 30, 2023, $55.5 million in the nine months ended September 30, 2024, and $59.1 million in the nine months ended September 30, 2023.

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

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)
Our identifiable intangible assets consist of the following:

(in millions)	Gross	Accumulated Amortization	Impairment	Net
As of September 30, 2024:
Permits and leasehold agreements	$1,541.8	$(934.7)	$—	$607.1
Franchise agreements(a)	960.3	(434.7)	(485.8)	39.8
Other intangible assets	19.4	(8.9)	—	10.5
Total intangible assets	$2,521.5	$(1,378.3)	$(485.8)	$657.4

As of December 31, 2023:
Permits and leasehold agreements	$1,535.5	$(893.8)	$—	$641.7
Franchise agreements(a)	934.8	(426.4)	(467.9)	40.5
Other intangible assets	19.5	(6.3)	—	13.2
Total intangible assets	$2,489.8	$(1,326.5)	$(467.9)	$695.4
(a)We reclassified all Prepaid MTA equipment deployment costs (see Note 17. Commitments and Contingencies) and recorded impairments in the second, third and fourth quarters of 2023, as well as the first and second quarters of 2024, due to the long-term outlook of our U.S. Transit and Other reporting unit.

In the nine months ended September 30, 2024, we acquired 8 displays, resulting in amortizable intangible assets for permits and leasehold agreements of $8.6 million, which are amortized using the straight-line method over their estimated useful lives, an average period of 16.5 years.

All of our intangible assets, except goodwill, are subject to amortization. Amortization expense was $18.7 million in the three months ended September 30, 2024, $19.7 million in the three months ended September 30, 2023, $53.6 million in the nine months ended September 30, 2024, and $63.0 million in the nine months ended September 30, 2023.

As a result of negative aggregate cash flow forecasts related to our New York Metropolitan Transportation Authority (the “MTA”) asset group, we performed quarterly impairment analyses on the MTA asset group during the three months ended March 31, 2024 and June 30, 2024, and recorded impairment charges of $9.1 million and $8.8 million, respectively, in those periods for a total of $17.9 million in the six months ended June 30, 2024. The impairment charges recorded during 2024 represented additional MTA equipment deployment cost spending during the six months ended June 30, 2024. Our analysis performed as of September 30, 2024, resulted in positive aggregate cash flows in excess of the carrying value of our MTA asset group. As such, no impairment charges were recorded during the three months ended September 30, 2024. In the three months ended September 30, 2023, we recorded impairment charges of $12.1 million representing additional MTA equipment deployment costs spending during the quarter, and in the nine months ended September 30, 2023, we recorded impairment charges of $523.5 million, primarily representing $455.2 million of impairment charges related to our MTA asset group.

Note 5. Leases

Lessee

The following table presents our operating lease assets and liabilities:

	As of
(in millions, except years and percentages)	September 30, 2024	December 31, 2023
Operating lease assets	$1,522.3	$1,591.9
Short-term operating lease liabilities	177.0	180.9
Non-current operating lease liabilities	1,364.3	1,417.4

Weighted-average remaining lease term	10.8 years	10.9 years
Weighted-average discount rate	6.5%	6.2%

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)
The components of our lease expenses were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2024	2023	2024	2023
Operating expenses	$119.3	$123.3	$362.3	$367.1
Selling, general and administrative expenses	2.9	3.2	10.8	9.5
Variable costs	31.6	32.9	90.5	98.3

Cash paid for operating leases(a)	108.6	107.1	364.6	358.0
Leased assets obtained in exchange for new operating lease liabilities	40.8	49.3	146.4	305.3
(a)Includes amounts related to Canada. (See Note 12. Acquisitions and Dispositions: Dispositions: Canadian Business.)

For each of the three and nine months ended September 30, 2024 and 2023, sublease income related to office properties was immaterial.

Lessor

We recorded rental income of $338.4 million for the three months ended September 30, 2024, $340.8 million for the three months ended September 30, 2023, $988.3 million for the nine months ended September 30, 2024, and $988.5 million for the nine months ended September 30, 2023, in Revenues on our Consolidated Statement of Operations.

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

(in millions)
As of December 31, 2023	$33.0
Accretion expense	2.2
Additions	0.2
Liabilities settled	(1.6)
Foreign currency translation adjustments	(0.1)
As of September 30, 2024	$33.7

Note 7. Related Party Transactions

On January 18, 2023, we entered into a transaction with an affiliate of Providence Equity Partners L.L.C. (the “Providence Affiliate”) in connection with the Providence Affiliate’s purchase of a lease for certain outdoor advertising assets (the “Assets”) from a third-party seller. Pursuant to an agreement between us and the Providence Affiliate (the “Billboard Agreement”), we agreed to exclusively market, license and make advertising space available on the Assets to third-party advertisers for a term of up to ten years (the “Billboard Transaction”). In return, we will retain all revenues from the sale of advertising with respect to the Assets less the following payments to the Providence Affiliate or its payment designee, as applicable: (i) a minimum annual guarantee payment paid to the Providence Affiliate’s payment designee that increases from approximately $1.8 million to $3.5 million during the term of the Billboard Agreement; (ii) a minimum annual guarantee payment paid to the Providence Affiliate that increases from $8.5 million to $12.0 million by year six and adjusted for inflation thereafter through year ten; (iii) a percentage revenue share payment on gross revenues generated above $22.0 million paid to the Providence Affiliate during the term of the Billboard Agreement; (iv) a percentage revenue share payment on net revenues until $100.0 million is paid to the Providence Affiliate or its payment designee, as applicable; and (v) a one-time payment of $10.0 million paid to the Providence Affiliate on the fifth anniversary of the closing of the Billboard Transaction (the “Billboard Transaction Closing”) if we have not yet acquired the Assets as described below. The Billboard Agreement also provides that (i) we have the option to

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)
acquire the Assets from the Providence Affiliate between the third and seventh anniversaries of the Billboard Transaction Closing at pre-agreed prices depending on the time at which we exercise the option; (ii) prior to the seventh anniversary of the Billboard Transaction Closing, we have a right of first offer prior to any sale of the Assets by the Providence Affiliate to a third-party; and (iii) in the event of a termination of the Billboard Agreement by the Providence Affiliate after a sale to a third-party, we may in certain circumstances be entitled to receive a termination payment. As of September 30, 2024, operating lease assets related to the Billboard Agreement were $87.0 million, current operating lease liabilities related to the Billboard Agreement were $4.1 million and non-current operating lease liabilities related to the Billboard Agreement were $90.0 million, and are included in Operating lease assets, current Operating lease liabilities and non-current Operating lease liabilities, respectively, on the Consolidated Statements of Financial Position. Billboard revenues related to the Billboard Agreement were $2.5 million in the three months ended September 30, 2024, $1.9 million in the three months ended September 30, 2023, $7.7 million in the nine months ended September 30, 2024 and $5.7 million in the nine months ended September 30, 2023, and recorded in Revenues on the Consolidated Statement of Operations. Operating lease expenses related to the Billboard Agreement were $2.8 million in the three months ended September 30, 2024, $2.4 million in the three months ended September 30, 2023, $9.1 million in the nine months ended September 30, 2024, and $7.3 million in the nine months ended September 30, 2023, and recorded in Operating expenses on the Consolidated Statement of Operations.

Additionally, we have a 50% ownership interest in one active joint venture that operates transit shelters in the greater Los Angeles area and two active joint ventures which operate a total of nine billboard displays in New York and Boston. All of these joint ventures are accounted for as equity investments. These investments totaled $9.4 million as of September 30, 2024, and $8.2 million as of December 31, 2023, and are included in Other assets on the Consolidated Statements of Financial Position. In 2023, in connection with the Transaction, an equity investment was reclassified as Assets held for sale on the Consolidated Statement of Financial Position. (See Note 12. Acquisitions and Dispositions: Dispositions: Canadian Business.) We provided sales and management services to these joint ventures and recorded management fees in Revenues on the Consolidated Statement of Operations of $1.0 million in the three months ended September 30, 2024, $1.0 million in the three months ended September 30, 2023, $3.2 million in the nine months ended September 30, 2024 and $3.4 million in the nine months ended September 30, 2023.

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)
Note 8. Debt

Debt, net, consists of the following:

	As of
(in millions, except percentages)	September 30, 2024	December 31, 2023
Short-term debt:
AR Facility	$40.0	$65.0
Total short-term debt	40.0	65.0

Long-term debt:
Term loan, due 2026	399.5	598.9

Senior secured notes:
7.375% senior secured notes, due 2031	450.0	450.0

Senior unsecured notes:
5.000% senior unsecured notes, due 2027	650.0	650.0
4.250% senior unsecured notes, due 2029	500.0	500.0
4.625% senior unsecured notes, due 2030	500.0	500.0
Total senior unsecured notes	1,650.0	1,650.0

Debt issuance costs	(18.1)	(22.4)
Total long-term debt, net	2,481.4	2,676.5

Total debt, net	$2,521.4	$2,741.5

Weighted average cost of debt	5.5%	5.7%

Term Loan

The interest rate on the term loan due in 2026 (the “Term Loan”) was 6.6% per annum as of September 30, 2024. As of September 30, 2024, a discount of $0.5 million on the Term Loan remains unamortized. The discount is being amortized through Interest expense, net, on the Consolidated Statement of Operations. In June 2024, we prepaid $200.0 million of the outstanding principal balance on the Term Loan. In the nine months ended September 30, 2024, we recorded a Loss on extinguishment of debt of $1.2 million on the Consolidated Statement of Operations, relating to the write-off of deferred financing costs and a portion of the discount on the Term Loan.

Revolving Credit Facility

We also have a $500.0 million revolving credit facility, which matures in 2028 (the “Revolving Credit Facility,” together with the Term Loan, the “Senior Credit Facilities”).

As of September 30, 2024, there were no outstanding borrowings under the Revolving Credit Facility.

The commitment fee based on the amount of unused commitments under the Revolving Credit Facility was $0.5 million in each of the three months ended September 30, 2024 and 2023, $1.5 million in the nine months ended September 30, 2024, and $1.3 million in the nine months ended September 30, 2023. As of September 30, 2024, we had issued letters of credit totaling approximately $5.7 million against the letter of credit facility sublimit under the Revolving Credit Facility.

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)
Standalone Letter of Credit Facilities

As of September 30, 2024, we had issued letters of credit totaling approximately $65.0 million under our aggregate $81.0 million standalone letter of credit facilities. The total fees under the letter of credit facilities were immaterial in each of the three and nine months ended September 30, 2024 and 2023.

Accounts Receivable Securitization Facility

As of September 30, 2024, we have a $150.0 million revolving accounts receivable securitization facility (the “AR Facility”), which terminates in June 2027, unless further extended.

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

As of September 30, 2024, there were $40.0 million of outstanding borrowings under the AR Facility, at a borrowing rate of 6.3%. As of September 30, 2024, borrowing capacity remaining under the AR Facility was $110.0 million based on approximately $339.8 million of accounts receivable that could be used as collateral for the AR Facility in accordance with the agreements governing the AR Facility. The commitment fee based on the amount of unused commitments under the AR Facility was $0.1 million in the three months ended September 30, 2024, immaterial for the three months ended September 30, 2023, $0.2 million in the nine months ended September 30, 2024, and $0.1 million in the nine months ended September 30, 2023. In October and November 2024, we made repayments totaling $20.0 million under the AR Facility.

Debt Covenants

Our credit agreement, dated as of January 31, 2014 (as amended, restated, amended and restated, supplemented or otherwise modified, the “Credit Agreement”), governing the Senior Credit Facilities, the agreements governing the AR Facility, and the indentures governing our senior notes contain customary affirmative and negative covenants, subject to certain exceptions, including but not limited to those that restrict the Company’s and its subsidiaries’ abilities to (i) pay dividends on, repurchase or make distributions in respect to the Company’s or its wholly-owned subsidiary, Outfront Media Capital LLC’s capital stock or make other restricted payments other than dividends or distributions necessary for us to maintain our REIT status, subject to certain conditions and exceptions, (ii) enter into agreements restricting certain subsidiaries’ ability to pay dividends or make other intercompany or third-party transfers, and (iii) incur additional indebtedness. One of the exceptions to the restriction on our ability to incur additional indebtedness is satisfaction of a Consolidated Total Leverage Ratio, which is the ratio of our consolidated total debt to our Consolidated EBITDA (as defined in the Credit Agreement) for the trailing four consecutive quarters, of no greater than 6.0 to 1.0. As of September 30, 2024, our Consolidated Total Leverage Ratio was 4.9 to 1.0, as adjusted to give pro forma effect to the Transaction, in accordance with the Credit Agreement.

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)
The terms of the Credit Agreement (and under certain circumstances, the agreements governing the AR Facility) require that we maintain a Consolidated Net Secured Leverage Ratio, which is the ratio of (i) our consolidated secured debt (less up to $150.0 million of unrestricted cash) to (ii) our Consolidated EBITDA (as defined in the Credit Agreement) for the trailing four consecutive quarters, of no greater than 4.5 to 1.0. As of September 30, 2024, our Consolidated Net Secured Leverage Ratio was 1.6 to 1.0, as adjusted to give pro forma effect to the Transaction, in accordance with the Credit Agreement. As of September 30, 2024, we are in compliance with our debt covenants.

Deferred Financing Costs

As of September 30, 2024, we had deferred $22.4 million in fees and expenses associated with the Term Loan, the Revolving Credit Facility, the AR Facility and our senior notes. We are amortizing the deferred fees through Interest expense, net, on our Consolidated Statement of Operations over the respective terms of the Term Loan, Revolving Credit Facility, AR Facility and our senior notes.

Fair Value

Under the fair value hierarchy, observable inputs such as unadjusted quoted prices in active markets for identical assets or liabilities are defined as Level 1; observable inputs other than quoted prices included within Level 1 that are either directly or indirectly observable for the asset or liability are defined as Level 2; and unobservable inputs for the asset or liability are defined as Level 3. The aggregate fair value of our debt, which is estimated based on quoted market prices of similar liabilities, was approximately $2.5 billion as of September 30, 2024, and $2.7 billion as of December 31, 2023. The fair value of our debt as of both September 30, 2024, and December 31, 2023, is classified as Level 2.

Note 9. Redeemable Noncontrolling Interests

Independent noncontrolling shareholders in certain consolidated subsidiaries of the Company have buy/sell arrangements under their respective joint venture operating agreements that allow them to sell their equity interests to the Company upon the satisfaction of certain conditions, principally the passage of time. To the extent that the redemption amount of these interests exceeds the value determined by normal noncontrolling interest accounting, the value of such interests is adjusted to the redemption amount with a corresponding adjustment to Additional Paid-In Capital on our Consolidated Statements of Financial Position. To the extent that the noncontrolling interests’ buy/sell arrangement redemption amount is correlated with the estimated fair value of the subsidiary or its underlying assets, we have used the market method to estimate such fair values. The redemption value of these interests, as of all periods presented, is classified as Level 3. (See Note 8. Debt: Fair Value.)

In the third quarter of 2024, as a result of the exercise of a buy/sell arrangement by one of our joint venture partners, we purchased the outstanding noncontrolling interest in a consolidated subsidiary for cash and non-cash consideration totaling $24.6 million.

Note 10. Equity

As of September 30, 2024, 450,000,000 shares of our common stock, par value $0.01 per share, were authorized; 165,981,974 shares were issued and outstanding; and 50,000,000 shares of our preferred stock, par value $0.01 per share, were authorized, with 125,000 shares of our Series A Convertible Perpetual Preferred Stock (the “Series A Preferred Stock”), par value $0.01 per share, issued and outstanding.

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

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)
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

During the three months ended September 30, 2024, we paid cash dividends of $2.2 million on the Series A Preferred Stock and during the nine months ended September 30, 2024, we paid cash dividends of $6.6 million on the Series A Preferred Stock. As of September 30, 2024, the maximum number of shares of common stock that could be required to be issued on conversion of the outstanding shares of Series A Preferred Stock was approximately 7.8 million shares.

We have a sales agreement in connection with an “at-the-market” equity offering program (the “ATM Program”), under which we may, from time to time, issue and sell shares of our common stock up to an aggregate offering price of $300.0 million. We have no obligation to sell any of our common stock under the sales agreement and may at any time suspend solicitations and offers under the sales agreement. No shares were sold under the ATM Program during the nine months ended September 30, 2024. As of September 30, 2024, we had approximately $232.5 million of capacity remaining under the ATM Program.

On November 12, 2024, we announced that our board of directors approved a special dividend of $0.75 per share on our common stock payable on December 31, 2024, to stockholders of record at the close of business on November 15, 2024. Approximately $0.30 per share will be paid in cash (exclusive of cash paid in lieu of fractional shares) and approximately $0.45 per share will be paid in shares of our common stock. Stockholders will have the option to elect to receive their special dividend in all cash or all stock, however the aggregate amount of cash to be distributed will be equal to approximately $49.8 million, with the balance of the special dividend payable in the form of our common stock.

Note 11. Revenues

The following table summarizes revenues by source:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2024	2023	2024	2023
Billboard:
Static displays	$235.6	$242.9	$701.9	$702.5
Digital displays	111.1	108.3	322.4	311.1
Other	13.9	12.4	38.5	42.2
Billboard revenues	360.6	363.6	1,062.8	1,055.8
Transit:
Static displays	44.6	47.2	135.1	138.1
Digital displays	36.6	34.5	112.4	97.7
Other	9.7	7.7	26.6	22.3
Total transit revenues	90.9	89.4	274.1	258.1
Other	0.4	1.8	0.8	5.5
Transit and other revenues	91.3	91.2	274.9	263.6
Total revenues	$451.9	$454.8	$1,337.7	$1,319.4

Rental income was $338.4 million in the three months ended September 30, 2024, $340.8 million in the three months ended September 30, 2023, $988.3 million in the nine months ended September 30, 2024, and $988.5 million in the nine months ended September 30, 2023, and is recorded in Billboard revenues on the Consolidated Statement of Operations.

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)

The following table summarizes revenues by geography:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2024	2023	2024	2023
United States:
Billboard	$360.6	$344.0	$1,034.7	$1,002.3
Transit and other	90.9	84.7	267.3	245.8
Other	0.4	1.8	0.8	5.5
Total United States revenues	451.9	430.5	1,302.8	1,253.6
Canada	—	24.3	34.9	65.8
Total revenues	$451.9	$454.8	$1,337.7	$1,319.4

We recognized substantially all of the Deferred revenues on the Consolidated Statement of Financial Position as of December 31, 2023, during the three months ended March 31, 2024.

Note 12. Acquisitions and Dispositions

Acquisitions

We completed several asset acquisitions for a total purchase price of approximately $11.2 million in the nine months ended September 30, 2024, and $30.7 million in the nine months ended September 30, 2023. The value of the assets acquired during 2024 and 2023 has primarily been allocated to the related permits and leasehold agreements intangible assets (see Note 4. Intangible Assets).

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

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)

(in millions)	As of June 7, 2024	As of December 31, 2023
Current assets:
Receivables, less allowances	$22.9	$26.7
Other current assets	9.3	7.9
Current assets held for sale	32.2	34.6
Property and equipment, net	44.7	39.9
Goodwill	22.2	22.9
Intangible assets	51.3	53.0
Operating lease assets	84.7	85.9
Other assets	11.9	12.6
Total assets held for sale	$247.0	$248.9

Current liabilities held for sale	$24.7	$24.1
Deferred income tax liabilities, net	13.7	15.5
Asset retirement obligation	4.9	5.0
Operating lease liabilities	69.4	70.4
Total liabilities held for sale	$112.7	$115.0

Note 13. Stock-Based Compensation

The following table summarizes our stock-based compensation expense for the three and nine months ended September 30, 2024 and 2023.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2024	2023	2024	2023
Stock-based compensation expenses (restricted share units (“RSUs”) and performance-based RSUs (“PRSUs”)), before income taxes	$7.0	$7.2	$21.8	$22.9
Tax benefit	(0.1)	(0.2)	(0.7)	(0.7)
Stock-based compensation expense, net of tax	$6.9	$7.0	$21.1	$22.2

As of September 30, 2024, total unrecognized compensation cost related to non-vested RSUs and PRSUs was $33.6 million, which is expected to be recognized over a weighted average period of 1.8 years.

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)
RSUs and PRSUs

The following table summarizes activity for the nine months ended September 30, 2024, of RSUs and PRSUs issued to our employees.

	Activity	Weighted Average Per Share Grant Date Fair Market Value
Non-vested as of December 31, 2023	2,781,836	$21.10
Granted:
RSUs	1,652,180	12.52
PRSUs	796,689	12.43
Vested:
RSUs	(967,746)	21.04
PRSUs	(417,637)	22.06
Forfeitures:
RSUs	(103,308)	14.92
PRSUs	(196,486)	18.66
Non-vested as of September 30, 2024	3,545,528	15.38

Note 14. Retirement Benefits

The following table presents the components of net periodic pension cost and amounts recognized in other comprehensive income (loss) for our pension plans:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2024	2023	2024	2023
Components of net periodic pension cost:
Interest cost	$0.1	$0.6	$0.6	$1.7
Expected return on plan assets	(0.1)	(0.7)	(0.7)	(2.1)
Net periodic pension cost	$—	$(0.1)	$(0.1)	$(0.4)

In the nine months ended September 30, 2024, we contributed $0.2 million to our defined benefit pension plans. In connection with the Transaction, we sold the Outfront Media Canada LP pension plan. We do not expect to make any significant additional contributions to our remaining defined benefit pension plan in the U.S. during the remainder of 2024.

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

In the three and nine months ended September 30, 2024 and 2023, our effective tax rate differed from the U.S. federal statutory income tax rate primarily due to our REIT status, including the dividends paid deduction, the impact of state and local taxes, and the effect of foreign operations (including the impact of the Transaction).

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)

Note 16. Earnings Per Share (“EPS”)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2024	2023	2024	2023
Net income (loss) available for common stockholders(a)	$34.6	$17.0	$184.2	$(485.6)
Less: Distributions to holders of Series A Preferred Stock	2.2	2.2	6.6	6.6
Net income (loss) available for common stockholders(b)	$32.4	$14.8	$177.6	$(492.2)

Weighted average shares for basic EPS	166.0	165.0	165.8	164.9
Dilutive potential shares from grants of RSUs and PRSUs(c)	1.2	0.2	0.8	—
Dilutive potential shares issuable upon conversion of Series A Preferred Stock(d)	—	—	7.8	—
Weighted average shares for diluted EPS(c)(d)	167.2	165.2	174.4	164.9
(a)In the nine months ended September 30, 2024, Net income available for common stockholders for the calculation of diluted EPS.
(b)In the three months ended September 30, 2024 and 2023, and the nine months ended September 30, 2023, Net income (loss) available for common stockholders for the calculation of both basic and diluted EPS. For the nine months ended September 30, 2024, Net income (loss) available for common stockholders for the calculation of basic EPS.
(c)The potential impact of 2.0 million granted RSUs and PRSUs in the three months ended September 30, 2023, 1.0 million granted RSUs and PRSUs in the nine months ended September 30, 2024, and 2.1 million granted RSUs and PRSUs in the nine months ended September 30, 2023, were antidilutive. The potential impact of granted RSUs and PRSUs in the three months ended September 30, 2024, that were antidilutive was immaterial.
(d)The potential impact of 7.8 million shares of our common stock issuable upon conversion of the Series A Preferred Stock in each of the three months ended September 30, 2024 and 2023, and nine months ended September 30, 2023, were antidilutive.

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

•Recoupment of Equipment Deployment Costs. We may retain incremental revenues that exceed an annual base revenue amount for the cost of deploying advertising and communications displays throughout the transit system. As presented in the table below, recoupable MTA equipment deployment costs are recorded as Prepaid MTA equipment deployment costs and Intangible assets on our Consolidated Statement of Financial Position, and as these costs are recouped from incremental revenues that the MTA would otherwise be entitled to receive, Prepaid MTA equipment deployment costs will be reduced. If incremental revenues generated over the term of the agreement are not sufficient to cover all or a portion of the equipment deployment costs, the costs will not be recouped, which could have an adverse effect on our

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)
business, financial condition and results of operations, including impairment charges (see Note 4. Intangible Assets). If we do not recoup all costs of deploying advertising and communications screens with respect to the New Inventory by the end of the term of the MTA Agreement, the MTA will be obligated to reimburse us for these costs. Deployment costs in an amount not to exceed $50.7 million, which are deemed authorized before December 31, 2020, will be paid directly by the MTA. For any deployment costs deemed authorized after December 31, 2020, the MTA and the Company will no longer be obligated to directly pay 70% and 30% of the costs, respectively, and these costs will be subject to recoupment in accordance with the MTA Agreement. We did not recoup any equipment deployment costs in the nine months ended September 30, 2024, and we do not expect to recoup any equipment deployment costs in the remainder of 2024.

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

During the nine months ended September 30, 2024, we had no recoupment from incremental revenues. As of September 30, 2024, 25,345 digital displays had been installed, composed of 5,008 digital advertising screens on subway and train platforms and entrances, 14,548 smaller-format digital advertising screens on rolling stock and 5,789 MTA communications displays. In the three months ended September 30, 2024, 1,374 installations occurred, for a total of 5,648 installations in the nine months ended September 30, 2024.

As a result of negative aggregate cash flow forecasts related to our MTA asset group, we performed quarterly impairment analyses on the MTA asset group during the three months ended March 31, 2024 and June 30, 2024, and recorded impairment charges of $9.1 million and $8.8 million, respectively, in those periods for a total of $17.9 million in the six months ended June 30, 2024. The impairment charges recorded during 2024 represented additional MTA equipment deployment cost spending during the six months ended June 30, 2024. Our analysis performed as of September 30, 2024, resulted in positive aggregate cash flows in excess of the carrying value of our MTA asset group. As such, no impairment charges were recorded during the three months ended September 30, 2024.

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)

(in millions)	Beginning Balance	Deployment Costs Incurred	Recoupment/MTA Funding	Amortization/Impairment	Reclassification	Ending Balance
Nine months ended September 30, 2024:
Other current assets	$1.1	$—	$—	$—	$—	$1.1
Intangible assets (franchise agreements)	—	24.5	—	(18.1)	—	6.4
Total	$1.1	$24.5	$—	$(18.1)	$—	$7.5

Year ended December 31, 2023:
Prepaid MTA equipment deployment costs	$363.2	$21.8	$—	$—	$(385.0)	$—
Other current assets	1.6	(0.4)	(0.1)	—	—	1.1
Intangible assets (franchise agreements)	62.0	22.3	—	(469.3)	385.0	—
Total	$426.8	$43.7	$(0.1)	$(469.3)	$—	$1.1

Letters of Credit

We have indemnification obligations with respect to letters of credit and surety bonds primarily used as security against non-performance in the normal course of business. As of September 30, 2024, the outstanding letters of credit were approximately $70.7 million and outstanding surety bonds were approximately $172.5 million, and were not recorded on the Consolidated Statements of Financial Position.

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

The following tables set forth our financial performance by segment.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2024	2023	2024	2023
Revenues:
U.S. Media	$451.5	$428.7	$1,302.0	$1,248.1
Other	0.4	26.1	35.7	71.3
Total revenues	$451.9	$454.8	$1,337.7	$1,319.4

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)
We present Operating income (loss) before Depreciation, Amortization, Net (gain) loss on dispositions, Stock-based compensation and Impairment charges (“Adjusted OIBDA”) as the primary measure of profit and loss for our operating segments.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2024	2023	2024	2023
Net income (loss) before allocation to redeemable and non-redeemable noncontrolling interests	$34.8	$16.7	$184.7	$(485.2)
(Benefit) provision for income taxes	(0.2)	1.4	10.4	2.2
Equity in earnings of investee companies, net of tax	(0.5)	0.2	(0.5)	1.3
Interest expense, net	37.1	40.2	119.6	117.6
Loss on extinguishment of debt	—	—	1.2	—
Other income (loss), net	0.1	0.1	(1.0)	(0.1)
Operating income (loss)	71.3	58.6	314.4	(364.2)
Net (gain) loss on dispositions	1.5	—	(153.6)	0.2
Impairment charges	—	12.1	17.9	523.5
Depreciation and amortization	37.3	39.0	109.1	122.1
Stock-based compensation	7.0	7.2	21.8	22.9
Total Adjusted OIBDA	$117.1	$116.9	$309.6	$304.5

Adjusted OIBDA:
U.S. Media	$133.5	$120.2	$355.8	$325.6
Other	(0.1)	6.3	2.4	14.1
Corporate	(16.3)	(9.6)	(48.6)	(35.2)
Total Adjusted OIBDA	$117.1	$116.9	$309.6	$304.5

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2024	2023	2024	2023
Operating income (loss):
U.S. Media	$94.9	$72.7	$227.3	$(309.7)
Other	(0.3)	2.7	157.5	3.6
Corporate	(23.3)	(16.8)	(70.4)	(58.1)
Total operating income (loss)	$71.3	$58.6	$314.4	$(364.2)

Net gain (loss) on dispositions:
U.S. Media	$1.3	$—	$1.5	$0.2
Other	0.2	—	(155.1)	—
Total gain (loss) on dispositions	$1.5	$—	$(153.6)	$0.2

Impairment charges (a)(b):
U.S. Media	$—	$12.1	$17.9	$523.5
Total impairment charges	$—	$12.1	$17.9	$523.5

Depreciation and amortization:
U.S. Media	$37.3	$35.4	$109.1	$111.6
Other	—	3.6	—	10.5
Total depreciation and amortization	$37.3	$39.0	$109.1	$122.1

Capital expenditures:
U.S. Media	$17.6	$16.4	$53.7	$58.0
Other	—	2.3	6.2	5.6
Total capital expenditures	$17.6	$18.7	$59.9	$63.6
(a)In 2024, Impairment charges related to the long-term outlook of our U.S. Transit and Other reporting unit (see Note 4. Intangible Assets).
(b)In the three and nine months ended September 30, 2023, Impairment charges related to the long-term outlook of our U.S. Transit and Other reporting unit (see Note 4. Intangible Assets) and in the nine months ended September 30, 2023, also includes an other-than-temporary decline in fair value of a cost-method investment.

	As of
(in millions)	September 30, 2024	December 31, 2023
Assets:
U.S. Media	$5,163.1	$5,297.2
Other(a)	3.0	259.7
Corporate	37.5	26.0
Total assets	$5,203.6	$5,582.9
(a)As of December 31, 2023, includes amounts reclassified as Assets held for sale on the Consolidated Statement of Financial Position. (See Note 12. Acquisitions and Dispositions: Dispositions: Canadian Business.)

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)

	As of
(in millions)	September 30, 2024	December 31, 2023
Long-lived assets(a):
United States	$4,850.2	$4,962.6
Canada(b)	—	214.3
Total assets	$4,850.2	$5,176.9
(a)Reflects total assets less current assets, investments and non-current deferred tax assets.
(b)As of December 31, 2023, includes amounts reclassified as Assets held for sale on the Consolidated Statement of Financial Position. (See Note 12. Acquisitions and Dispositions: Dispositions: Canadian Business.)

Note 19. Revised Consolidated Financial Information

In the third quarter of 2024, we identified an error related to the accounting for noncontrolling interests in our consolidated joint ventures, which include buy/sell clauses. The error related to the appropriate classification of these noncontrolling interests as redeemable and recognition of these redeemable noncontrolling interests at the maximum redemption value for each period. The Company assessed the materiality of the error on its previously issued financial statements in accordance with the SEC’s SAB No. 99 and SAB No. 108 and concluded that the amount was not material, individually or in the aggregate, to any of its previously issued financial statements, but would have been material to certain of our financial statements in the current period. Accordingly, we have revised our previously issued financial information. All relevant prior period amounts affected by these revisions have been corrected in the applicable Notes to the Consolidated Financial Statements, as appropriate. Any prior periods not presented herein may be revised in future filings to the extent necessary.

As previously disclosed, for the three months ended March 31, 2023, the Company recorded an out-of-period adjustment relating to variable billboard property lease costs and accrued lease and franchise costs in 2022, resulting in a $5.2 million increase in operating expenses for the three months ended March 31, 2023. The Company assessed the materiality of the amount reflected in this adjustment on its previously issued financial statements in accordance with the SEC’s SAB No. 99 and SAB No. 108 and concluded that the amount was not material, individually or in the aggregate, to any of its previously issued financial statements. In the third quarter of 2024, we voluntarily revised our previously issued financial information to reflect the out-of-period adjustment amount. Prior periods not presented herein will be voluntarily revised, as applicable, in future filings.

There is no impact to net cash provided by operating activities, investing activities or financing activities in our Consolidated Statements of Cash Flows.

The following table presents the impact of correcting the error related to the classification of redeemable noncontrolling interests on the affected line items of our Consolidated Statement of Financial Position as of December 31, 2023.

	As of December 31, 2023
(in millions)	As Reported	Adjustments	As Revised
Redeemable noncontrolling interests	$—	$31.3	$31.3
Additional paid-in capital	2,432.2	(29.7)	2,402.5
Total stockholders’ equity	607.0	(29.7)	577.3
Noncontrolling interests	3.3	(1.6)	1.7

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)
The following tables present the impact of correcting the errors related to the classification of redeemable noncontrolling interests and variable lease costs on the affected line items of our Consolidated Statements of Redeemable Noncontrolling Interests, Preferred Stock and Equity for the three and six months ended June 30, 2024, three months ended March 31, 2024, year ended December 31, 2023, three and nine months ended September 30, 2023, three and six months ended June 30, 2023, three months ended March 31, 2023, and year ended December 31, 2022.

	As Reported
		Stockholders’ Equity
(in millions, except per share amounts)	Redeemable Non-controlling Interests	Additional Paid-In Capital	Total Stockholders’ Equity	Non-controlling Interests
Balance as of March 31, 2024	$—	$2,431.9	$524.2	$3.2
Net income	—	—	176.8	0.2
Other comprehensive income	—	—	8.6	—
Stock-based payments:
Amortization	—	7.6	7.6	—
Shares paid for tax withholding for stock-based payments	—	(0.2)	(0.2)	—
Series A Preferred Stock dividends (7%)	—	—	(2.2)	—
Dividends ($0.30 per share)	—	—	(49.9)	—
Other	—	—	—	0.2
Balance as of June 30, 2024	$—	$2,439.3	$664.9	$3.6

	Adjustments
		Stockholders’ Equity
(in millions)	Redeemable Non-controlling Interests	Additional Paid-In Capital	Total Stockholders’ Equity	Non-controlling Interests
Balance as of March 31, 2024	$34.9	$(33.3)	$(33.3)	$(1.6)
Net income (loss)	0.2	—	—	(0.2)
Adjustment to redeemable value of noncontrolling interests	2.9	(2.9)	(2.9)	—
Other	0.2	—	—	(0.2)
Balance as of June 30, 2024	$38.2	$(36.2)	$(36.2)	$(2.0)

	As Revised
		Stockholders’ Equity
(in millions, except per share amounts)	Redeemable Non-controlling Interests	Additional Paid-In Capital	Total Stockholders’ Equity	Non-controlling Interests
Balance as of March 31, 2024	$34.9	$2,398.6	$490.9	$1.6
Net income	0.2	—	176.8	—
Other comprehensive income	—	—	8.6	—
Stock-based payments:
Amortization	—	7.6	7.6	—
Shares paid for tax withholding for stock-based payments	—	(0.2)	(0.2)	—
Series A Preferred Stock dividends (7%)	—	—	(2.2)	—
Dividends ($0.30 per share)	—	—	(49.9)	—
Adjustment to redeemable value of noncontrolling interests	2.9	(2.9)	(2.9)	—
Other	0.2	—	—	—
Balance as of June 30, 2024	$38.2	$2,403.1	$628.7	$1.6

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)

	As Reported
		Stockholders’ Equity
(in millions, except per share amounts)	Redeemable Non-controlling Interests	Additional Paid-In Capital	Total Stockholders’ Equity	Non-controlling Interests
Balance as of December 31, 2023	$—	2,432.2	$607.0	$3.3
Net income	—	—	149.6	0.3
Other comprehensive income	—	—	5.5	—
Stock-based payments:
Amortization	—	14.8	14.8	—
Shares paid for tax withholding for stock-based payments	—	(7.7)	(7.7)	—
Series A Preferred Stock dividends 7%)	—	—	(4.4)	—
Dividends ($0.60 per share)	—	—	(99.9)	—
Balance as of June 30, 2024	$—	$2,439.3	$664.9	$3.6

	Adjustments
		Stockholders’ Equity
(in millions)	Redeemable Non-controlling Interests	Additional Paid-In Capital	Total Stockholders’ Equity	Non-controlling Interests
Balance as of December 31, 2023	$31.3	$(29.7)	$(29.7)	$(1.6)
Net income (loss)	0.3	—	—	(0.3)
Adjustment to redeemable value of noncontrolling interests	6.5	(6.5)	(6.5)	—
Other	0.1	—	—	(0.1)
Balance as of June 30, 2024	$38.2	$(36.2)	$(36.2)	$(2.0)

	As Revised
		Stockholders’ Equity
(in millions, except per share amounts)	Redeemable Non-controlling Interests	Additional Paid-In Capital	Total Stockholders’ Equity	Non-controlling Interests
Balance as of December 31, 2023	$31.3	$2,402.5	$577.3	$1.7
Net income	0.3	—	149.6	—
Other comprehensive income	—	—	5.5	—
Stock-based payments:
Amortization	—	14.8	14.8	—
Shares paid for tax withholding for stock-based payments	—	(7.7)	(7.7)	—
Series A Preferred Stock dividends (7%)	—	—	(4.4)	—
Dividends ($0.60 per share)	—	—	(99.9)	—
Adjustment to redeemable value of noncontrolling interests	6.5	(6.5)	(6.5)	—
Other	0.1	—	—	(0.1)
Balance as of June 30, 2024	$38.2	$2,403.1	$628.7	$1.6

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)

	As Reported
		Stockholders’ Equity
(in millions, except per share amounts)	Redeemable Non-controlling Interests	Additional Paid-In Capital	Total Stockholders’ Equity	Non-controlling Interests
Balance as of December 31, 2023	$—	$2,432.2	$607.0	$3.3
Net income (loss)	—	—	(27.2)	0.1
Other comprehensive loss	—	—	(3.1)	—
Stock-based payments:
Amortization	—	7.2	7.2	—
Shares paid for tax withholding for stock-based payments	—	(7.5)	(7.5)	—
Series A Preferred Stock dividends (7%)	—	—	(2.2)	—
Dividends ($0.30 per share)	—	—	(50.0)	—
Other	—	—	—	(0.2)
Balance as of March 31, 2024	$—	$2,431.9	$524.2	$3.2

	Adjustments
		Stockholders’ Equity
(in millions)	Redeemable Non-controlling Interests	Additional Paid-In Capital	Total Stockholders’ Equity	Non-controlling Interests
Balance as of December 31, 2023	$31.3	$(29.7)	$(29.7)	$(1.6)
Net income (loss)	0.1	—	—	(0.1)
Adjustment to redeemable value of noncontrolling interests	3.6	(3.6)	(3.6)	—
Other	(0.1)	—	—	0.1
Balance as of March 31, 2024	$34.9	$(33.3)	$(33.3)	$(1.6)

	As Revised
		Stockholders’ Equity
(in millions, except per share amounts)	Redeemable Non-controlling Interests	Additional Paid-In Capital	Total Stockholders’ Equity	Non-controlling Interests
Balance as of December 31, 2023	$31.3	$2,402.5	$577.3	$1.7
Net income (loss)	0.1	—	(27.2)	—
Other comprehensive loss	—	—	(3.1)	—
Stock-based payments:
Amortization	—	7.2	7.2	—
Shares paid for tax withholding for stock-based payments	—	(7.5)	(7.5)	—
Series A Preferred Stock dividends (7%)	—	—	(2.2)	—
Dividends ($0.30 per share)	—	—	(50.0)	—
Adjustment to redeemable value of noncontrolling interests	3.6	(3.6)	(3.6)	—
Other	(0.1)	—	—	(0.1)
Balance as of March 31, 2024	$34.9	$2,398.6	$490.9	$1.6

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)

	As Reported
		Stockholders’ Equity
(in millions, except per share amounts)	Redeemable Non-controlling Interests	Additional Paid-In Capital	Distribution in Excess of Earnings	Total Stockholders’ Equity	Non-controlling Interests
Balance as of December 31, 2022	$—	$2,416.3	$(1,183.4)	$1,225.4	$4.0
Net income (loss)	—	—	(430.4)	(430.4)	0.7
Other comprehensive income	—	—	—	3.3	—
Stock-based payments:
Vested	—	—	—	0.1	—
Amortization	—	28.4	—	28.4	—
Shares paid for tax withholding for stock-based payments	—	(12.5)	—	(12.5)	—
Series A Preferred Stock dividends (7%)	—	—	(8.8)	(8.8)	—
Dividends ($1.20 per share)	—	—	(198.5)	(198.5)	—
Other	—	—	—	—	(1.4)
Balance as of December 31, 2023	$—	$2,432.2	$(1,821.1)	$607.0	$3.3

	Adjustments
		Stockholders’ Equity
(in millions)	Redeemable Non-controlling Interests	Additional Paid-In Capital	Distribution in Excess of Earnings	Total Stockholders’ Equity	Non-controlling Interests
Balance as of December 31, 2022	$27.2	$(25.0)	$(5.2)	$(30.2)	$(2.2)
Net income (loss)	0.7	—	5.2	5.2	(0.7)
Adjustment to redeemable value of noncontrolling interests	4.7	(4.7)	—	(4.7)	—
Other	(1.3)	—	—	—	1.3
Balance as of December 31, 2023	$31.3	$(29.7)	$—	$(29.7)	$(1.6)

	As Revised
		Stockholders’ Equity
(in millions, except per share amounts)	Redeemable Non-controlling Interests	Additional Paid-In Capital	Distribution in Excess of Earnings	Total Stockholders’ Equity	Non-controlling Interests
Balance as of December 31, 2022	$27.2	$2,391.3	$(1,188.6)	$1,195.2	$1.8
Net income (loss)	0.7	—	(425.2)	(425.2)	—
Other comprehensive income	—	—	—	3.3	—
Stock-based payments:		—
Vested	—	—	—	0.1	—
Amortization	—	28.4	—	28.4	—
Shares paid for tax withholding for stock-based payments	—	(12.5)	—	(12.5)	—
Series A Preferred Stock dividends (7%)	—	—	(8.8)	(8.8)	—
Dividends ($1.20 per share)	—	—	(198.5)	(198.5)	—
Adjustment to redeemable value of noncontrolling interests	4.7	(4.7)	—	(4.7)	—
Other	(1.3)	—	—	—	(0.1)
Balance as of December 31, 2023	$31.3	$2,402.5	$(1,821.1)	$577.3	$1.7

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)

	As Reported
		Stockholders’ Equity
(in millions, except per share amounts)	Redeemable Non-controlling Interests	Additional Paid-In Capital	Total Stockholders’ Equity	Non-controlling Interests
Balance as of June 30, 2023	$—	$2,419.6	$620.1	$4.7
Net income (loss)	—	—	17.0	(0.3)
Other comprehensive loss	—	—	(2.2)	—
Stock-based payments:
Amortization	—	7.2	7.2	—
Shares paid for tax withholding for stock-based payments	—	(0.1)	(0.1)	—
Series A Preferred Stock dividends (7%)	—	—	(2.2)	—
Dividends ($0.30 per share)	—	—	(49.7)	—
Other	—	—	—	(0.6)
Balance as of September 30, 2023	$—	$2,426.7	$590.1	$3.8

	Adjustments
		Stockholders’ Equity
(in millions)	Redeemable Non-controlling Interests	Additional Paid-In Capital	Total Stockholders’ Equity	Non-controlling Interests
Balance as of June 30, 2023	$28.9	$(25.9)	$(25.9)	$(3.0)
Net income (loss)	(0.2)	—	—	0.2
Adjustment to redeemable value of noncontrolling interests	0.2	(0.2)	(0.2)	—
Other	(0.7)	—	—	0.7
Balance as of September 30, 2023	$28.2	$(26.1)	$(26.1)	$(2.1)

	As Revised
		Stockholders’ Equity
(in millions, except per share amounts)	Redeemable Non-controlling Interests	Additional Paid-In Capital	Total Stockholders’ Equity	Non-controlling Interests
Balance as of June 30, 2023	$28.9	$2,393.7	$594.2	$1.7
Net income (loss)	(0.2)	—	17.0	(0.1)
Other comprehensive loss	—	—	(2.2)	—
Stock-based payments:
Amortization	—	7.2	7.2	—
Shares paid for tax withholding for stock-based payments	—	(0.1)	(0.1)	—
Series A Preferred Stock dividends (7%)	—	—	(2.2)	—
Dividends ($0.30 per share)	—	—	(49.7)	—
Adjustment to redeemable value of noncontrolling interests	0.2	(0.2)	(0.2)	—
Other	(0.7)	—	—	0.1
Balance as of September 30, 2023	$28.2	$2,400.6	$564.0	$1.7

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)

	As Reported
		Stockholders’ Equity
(in millions, except per share amounts)	Redeemable Non-controlling Interests	Additional Paid-In Capital	Distribution in Excess of Earnings	Total Stockholders’ Equity	Non-controlling Interests
Balance as of December 31, 2022	$—	$2,416.3	$(1,183.4)	$1,225.4	$4.0
Net income (loss)	—	—	(490.8)	(490.8)	0.4
Other comprehensive income	—	—	—	0.6	—
Stock-based payments:
Vested	—	—	—	0.1	—
Amortization	—	22.9	—	22.9	—
Shares paid for tax withholding for stock-based payments	—	(12.5)	—	(12.5)	—
Series A Preferred Stock dividends (7%)	—	—	(6.6)	(6.6)	—
Dividends ($0.90 per share)	—	—	(149.0)	(149.0)	—
Other	—	—	—	—	(0.6)
Balance as of September 30, 2023	$—	$2,426.7	$(1,829.8)	$590.1	$3.8

	Adjustments
		Stockholders’ Equity
(in millions)	Redeemable Non-controlling Interests	Additional Paid-In Capital	Distribution in Excess of Earnings	Total Stockholders’ Equity	Non-controlling Interests
Balance as of December 31, 2022	$27.2	$(25.0)	$(5.2)	$(30.2)	$(2.2)
Net income (loss)	0.5	—	5.2	5.2	(0.5)
Adjustment to redeemable value of noncontrolling interests	1.1	(1.1)	—	(1.1)	—
Other	(0.6)	—	—	—	0.6
Balance as of September 30, 2023	$28.2	$(26.1)	$—	$(26.1)	$(2.1)

	As Revised
		Stockholders’ Equity
(in millions, except per share amounts)	Redeemable Non-controlling Interests	Additional Paid-In Capital	Distribution in Excess of Earnings	Total Stockholders’ Equity	Non-controlling Interests
Balance as of December 31, 2022	$27.2	$2,391.3	$(1,188.6)	$1,195.2	$1.8
Net income (loss)	0.5	—	(485.6)	(485.6)	(0.1)
Other comprehensive income	—	—	—	0.6	—
Stock-based payments:
Vested	—	—	—	0.1	—
Amortization	—	22.9	—	22.9	—
Shares paid for tax withholding for stock-based payments	—	(12.5)	—	(12.5)	—
Series A Preferred Stock dividends (7%)	—	—	(6.6)	(6.6)	—
Dividends ($0.90 per share)	—	—	(149.0)	(149.0)	—
Adjustment to redeemable value of noncontrolling interests	1.1	(1.1)	—	(1.1)	—
Other	(0.6)	—	—	—	—
Balance as of September 30, 2023	$28.2	$2,400.6	$(1,829.8)	$564.0	$1.7

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)

	As Reported
		Stockholders’ Equity
(in millions, except per share amounts)	Redeemable Non-controlling Interests	Additional Paid-In Capital	Total Stockholders’ Equity	Non-controlling Interests
Balance as of March 31, 2023	$—	$2,411.8	$1,140.4	$4.1
Net income (loss)	—	—	(478.9)	0.5
Other comprehensive income	—	—	2.5	—
Stock-based payments:
Vested	—	—	0.1	—
Amortization	—	7.9	7.9	—
Shares paid for tax withholding for stock-based payments	—	(0.1)	(0.1)	—
Series A Preferred Stock dividends (7%)	—	—	(2.2)	—
Dividends $0.30 per share)	—	—	(49.6)	—
Other	—	—	—	0.1
Balance as of June 30, 2023	$—	$2,419.6	$620.1	$4.7

	Adjustments
		Stockholders’ Equity
(in millions)	Redeemable Non-controlling Interests	Additional Paid-In Capital	Total Stockholders’ Equity	Non-controlling Interests
Balance as of March 31, 2023	$25.3	$(22.9)	$(22.9)	$(2.4)
Net income (loss)	0.5	—	—	(0.5)
Adjustment to redeemable value of noncontrolling interests	3.0	(3.0)	(3.0)	—
Other	0.1	—	—	(0.1)
Balance as of June 30, 2023	$28.9	$(25.9)	$(25.9)	$(3.0)

	As Revised
		Stockholders’ Equity
(in millions, except per share amounts)	Redeemable Non-controlling Interests	Additional Paid-In Capital	Total Stockholders’ Equity	Non-controlling Interests
Balance as of March 31, 2023	$25.3	$2,388.9	$1,117.5	$1.7
Net income (loss)	0.5	—	(478.9)	—
Other comprehensive income	—	—	2.5	—
Stock-based payments:
Vested	—	—	0.1	—
Amortization	—	7.9	7.9	—
Shares paid for tax withholding for stock-based payments	—	(0.1)	(0.1)	—
Series A Preferred Stock dividends (7%)	—	—	(2.2)	—
Dividends ($0.30 per share)	—	—	(49.6)	—
Adjustment to redeemable value of noncontrolling interests	3.0	(3.0)	(3.0)	—
Other	0.1	—	—	—
Balance as of June 30, 2023	$28.9	$2,393.7	$594.2	$1.7

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)

	As Reported
		Stockholders’ Equity
(in millions, except per share amounts)	Redeemable Non-controlling Interests	Additional Paid-In Capital	Distribution in Excess of Earnings	Total Stockholders’ Equity	Non-controlling Interests
Balance as of December 31, 2022	$—	$2,416.3	$(1,183.4)	$1,225.4	$4.0
Net income (loss)	—	—	(507.8)	(507.8)	0.7
Other comprehensive income	—	—	—	2.8	—
Stock-based payments:
Vested	—	—	—	0.1	—
Amortization	—	15.7	—	15.7	—
Shares paid for tax withholding for stock-based payments	—	(12.4)	—	(12.4)	—
Series A Preferred Stock dividends (7%)	—	—	(4.4)	(4.4)	—
Dividends ($0.60 per share)	—	—	(99.3)	(99.3)	—
Balance as of June 30, 2023	$—	$2,419.6	$(1,794.9)	$620.1	$4.7

	Adjustments
		Stockholders’ Equity
(in millions)	Redeemable Non-controlling Interests	Additional Paid-In Capital	Distribution in Excess of Earnings	Total Stockholders’ Equity	Non-controlling Interests
Balance as of December 31, 2022	$27.2	$(25.0)	$(5.2)	$(30.2)	$(2.2)
Net income (loss)	0.7	—	5.2	5.2	(0.7)
Adjustment to redeemable value of noncontrolling interests	0.9	(0.9)	—	(0.9)	—
Other	0.1	—	—	—	(0.1)
Balance as of June 30, 2023	$28.9	$(25.9)	$—	$(25.9)	$(3.0)

	As Revised
		Stockholders’ Equity
(in millions, except per share amounts)	Redeemable Non-controlling Interests	Additional Paid-In Capital	Distribution in Excess of Earnings	Total Stockholders’ Equity	Non-controlling Interests
Balance as of December 31, 2022	$27.2	$2,391.3	$(1,188.6)	$1,195.2	$1.8
Net income (loss)	0.7	—	(502.6)	(502.6)	—
Other comprehensive income	—	—	—	2.8	—
Stock-based payments:
Vested	—	—	—	0.1	—
Amortization	—	15.7	—	15.7	—
Shares paid for tax withholding for stock-based payments	—	(12.4)	—	(12.4)	—
Series A Preferred Stock dividends (7%)	—	—	(4.4)	(4.4)	—
Dividends ($0.60 per share)	—	—	(99.3)	(99.3)	—
Adjustment to redeemable value of noncontrolling interests	0.9	(0.9)	—	(0.9)	—
Other	0.1	—	—	—	(0.1)
Balance as of June 30, 2023	$28.9	$2,393.7	$(1,794.9)	$594.2	$1.7

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)

	As Reported
		Stockholders’ Equity
(in millions, except per share amounts)	Redeemable Non-controlling Interests	Additional Paid-In Capital	Distribution in Excess of Earnings	Total Stockholders’ Equity	Non-controlling Interests
Balance as of December 31, 2022	$—	$2,416.3	$(1,183.4)	$1,225.4	$4.0
Net income (loss)	—	—	(28.9)	(28.9)	0.2
Other comprehensive income	—	—	—	0.3	—
Stock-based payments:
Amortization	—	7.8	—	7.8	—
Shares paid for tax withholding for stock-based payments	—	(12.3)	—	(12.3)	—
Series A Preferred Stock dividends (7%)	—	—	(2.2)	(2.2)	—
Dividends ($0.30 per share)	—	—	(49.7)	(49.7)	—
Other	—	—	—	—	(0.1)
Balance as of March 31, 2023	$—	$2,411.8	$(1,264.2)	$1,140.4	$4.1

	Adjustments
		Stockholders’ Equity
(in millions)	Redeemable Non-controlling Interests	Additional Paid-In Capital	Distribution in Excess of Earnings	Total Stockholders’ Equity	Non-controlling Interests
Balance as of December 31, 2022	$27.2	$(25.0)	$(5.2)	$(30.2)	$(2.2)
Net income (loss)	0.2	—	5.2	5.2	(0.2)
Adjustment to redeemable value of noncontrolling interests	(2.1)	2.1	—	2.1	—
Balance as of March 31, 2023	$25.3	$(22.9)	$—	$(22.9)	$(2.4)

	As Revised
			Stockholders’ Equity
(in millions, except per share amounts)	Redeemable Non-controlling Interests	Additional Paid-In Capital	Distribution in Excess of Earnings	Total Stockholders’ Equity	Non-controlling Interests
Balance as of December 31, 2022	$27.2	$2,391.3	$(1,188.6)	$1,195.2	$1.8
Net income (loss)	0.2	—	(23.7)	(23.7)	—
Other comprehensive income	—	—	—	0.3	—
Stock-based payments:
Amortization	—	7.8	—	7.8	—
Shares paid for tax withholding for stock-based payments	—	(12.3)	—	(12.3)	—
Series A Preferred Stock dividends (7%)	—	—	(2.2)	(2.2)	—
Dividends ($0.30 per share)	—	—	(49.7)	(49.7)	—
Adjustment to redeemable value of noncontrolling interests	(2.1)	2.1	—	2.1	—
Other	—	—	—	—	(0.1)
Balance as of March 31, 2023	$25.3	$2,388.9	$(1,264.2)	$1,117.5	$1.7

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)

	As Reported
		Stockholders’ Equity
(in millions, except per share amounts)	Redeemable Non-controlling Interests	Additional Paid-In Capital	Distribution in Excess of Earnings	Total Stockholders’ Equity	Non-controlling Interests
Balance as of December 31, 2021	$—	2,119.0	$(1,122.0)	$994.1	$13.0
Net income	—	—	147.9	147.9	1.2
Other comprehensive loss	—	—	—	(4.7)	—
Stock-based payments:
Amortization	—	33.8	—	33.8	—
Shares paid for tax withholding for stock-based payments	—	(11.8)	—	(11.8)	—
Class A equity interest redemptions	—	8.6	—	8.6	(8.6)
Series A Preferred Stock Conversions	—	266.7	—	266.8
Series A Preferred Stock dividends (7%)	—	—	(12.0)	(12.0)	—
Dividends ($1.20 per share)	—	—	(197.3)	(197.3)	—
Other	—	—	—	—	(1.6)
Balance as of December 31, 2022	$—	$2,416.3	$(1,183.4)	$1,225.4	$4.0

	Adjustments
		Stockholders’ Equity
(in millions)	Redeemable Non-controlling Interests	Additional Paid-In Capital	Distribution in Excess of Earnings	Total Stockholders’ Equity	Non-controlling Interests
Balance as of December 31, 2021	$24.3	$(21.8)	$—	$(21.8)	$(2.5)
Net income (loss)	1.2	—	(5.2)	(5.2)	(1.2)
Adjustment to redeemable value of noncontrolling interests	3.2	(3.2)	—	(3.2)	—
Other	(1.5)	—	—	—	1.5
Balance as of December 31, 2022	$27.2	$(25.0)	$(5.2)	$(30.2)	$(2.2)

	As Revised
		Stockholders’ Equity
(in millions, except per share amounts)	Redeemable Non-controlling Interests	Additional Paid-In Capital	Distribution in Excess of Earnings	Total Stockholders’ Equity	Non-controlling Interests
Balance as of December 31, 2021	$24.3	$2,097.2	$(1,122.0)	$972.3	$10.5
Net income	1.2	—	142.7	142.7	—
Other comprehensive loss	—	—	—	(4.7)	—
Stock-based payments:
Amortization	—	33.8	—	33.8	—
Shares paid for tax withholding for stock-based payments	—	(11.8)	—	(11.8)	—
Class A equity interest redemptions	—	8.6	—	8.6	(8.6)
Series A Preferred Stock Conversions	—	266.7	—	266.8	—
Series A Preferred Stock dividends (7%)	—	—	(12.0)	(12.0)	—
Dividends ($1.20 per share)	—	—	(197.3)	(197.3)	—
Adjustment to redeemable value of noncontrolling interests	3.2	(3.2)	—	(3.2)	—
Other	(1.5)	—	—	—	(0.1)
Balance as of December 31, 2022	$27.2	$2,391.3	$(1,188.6)	$1,195.2	$1.8

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)
The following tables present the impact of correcting the error related to variable lease costs on the affected line items of our Consolidated Statements of Operations and Consolidated Statements of Comprehensive Income (Loss) for the year ended December 31, 2023, nine months ended September 30, 2023, six months ended June 30, 2023, three months ended March 31, 2023, and year ended December 31, 2022, which is being revised on a voluntary basis to reflect the previously disclosed out-of-period adjustment.

	Year Ended December 31, 2023
(in millions)	As Reported	Adjustments	As Revised
Expenses:
Operating	$968.3	$(5.2)	$963.1
Total expenses	2,079.0	(5.2)	2,073.8
Operating loss	(258.4)	5.2	(253.2)
Loss before provision for income taxes and equity in earnings of investee companies	(424.6)	5.2	(419.4)
Net loss before allocation to redeemable and non-redeemable noncontrolling interests	(429.7)	5.2	(424.5)
Net loss attributable to OUTFRONT Media Inc.	(430.4)	5.2	(425.2)
Net loss per common share:
Basic	$(2.66)	$0.03	$(2.63)
Diluted	$(2.66)	$0.03	$(2.63)

Total comprehensive loss	$(427.1)	$5.2	$(421.9)

	Nine Months Ended September 30, 2023
(in millions)	As Reported	Adjustments	As Revised
Expenses:
Operating	$721.2	$(5.2)	$716.0
Total expenses	1,688.8	(5.2)	1,683.6
Operating loss	(369.4)	5.2	(364.2)
Loss before provision for income taxes and equity in earnings of investee companies	(486.9)	5.2	(481.7)
Net loss before allocation to redeemable and non-redeemable noncontrolling interests	(490.4)	5.2	(485.2)
Net loss attributable to OUTFRONT Media Inc.	(490.8)	5.2	(485.6)
Net loss per common share:
Basic	$(3.02)	$0.04	$(2.98)
Diluted	$(3.02)	$0.04	$(2.98)

Total comprehensive loss	$(490.2)	$5.2	$(485.0)

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)

	Six Months Ended June 30, 2023
(in millions)	As Reported	Adjustments	As Revised
Expenses:
Operating	$481.4	$(5.2)	$476.2
Total expenses	1,292.6	(5.2)	1,287.4
Operating loss	(428.0)	5.2	(422.8)
Loss before provision for income taxes and equity in earnings of investee companies	(505.2)	5.2	(500.0)
Net loss before allocation to redeemable and non-redeemable noncontrolling interests	(507.1)	5.2	(501.9)
Net loss attributable to OUTFRONT Media Inc.	(507.8)	5.2	(502.6)
Net loss per common share:
Basic	$(3.11)	$0.04	$(3.07)
Diluted	$(3.11)	$0.04	$(3.07)

Total comprehensive loss	$(505.0)	$5.2	$(499.8)

	Three Months Ended March 31, 2023
(in millions)	As Reported	Adjustments	As Revised
Expenses:
Operating	$235.5	$(5.2)	$230.3
Total expenses	385.6	(5.2)	380.4
Operating income	10.2	5.2	15.4
Loss before provision for income taxes and equity in earnings of investee companies	(27.5)	5.2	(22.3)
Net loss before allocation to redeemable and non-redeemable noncontrolling interests	(28.7)	5.2	(23.5)
Net loss attributable to OUTFRONT Media Inc.	(28.9)	5.2	(23.7)
Net loss per common share:
Basic	$(0.19)	$0.03	$(0.16)
Diluted	$(0.19)	$0.03	$(0.16)

Total comprehensive loss	$(28.6)	$5.2	$(23.4)

	Year Ended December 31, 2022
(in millions)	As Reported	Adjustments	As Revised
Expenses:
Operating	$911.4	$5.2	$916.6
Total expenses	1,484.4	5.2	1,489.6
Operating income	287.7	(5.2)	282.5
Income before provision for income taxes and equity in earnings of investee companies	155.7	(5.2)	150.5
Net income before allocation to redeemable and non-redeemable noncontrolling interests	149.1	(5.2)	143.9
Net income attributable to OUTFRONT Media Inc.	147.9	(5.2)	142.7
Net income per common share:
Basic	$0.84	$(0.03)	$0.81
Diluted	$0.84	$(0.03)	$0.81

Total comprehensive income	$143.2	$(5.2)	$138.0

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

Overview

OUTFRONT Media is a real estate investment trust (“REIT”), which provides advertising space (“displays”) on out-of-home advertising structures and sites in the United States (the “U.S.”). We currently manage our operations through one operating segment, U.S. Billboard and Transit, which is included in our U.S. Media reportable segment. Prior to its sale, our Canadian operations comprised our International operating segment, which did not meet the criteria to be a reportable segment and accordingly, was included in Other. Historical operating results of our Canadian operations are included in Other (see Note 18. Segment Information to the Consolidated Financial Statements) through the date of sale.

On June 7, 2024, we sold all of our equity interests in Outdoor Systems Americas ULC and its subsidiaries (the “Transaction”), which hold all of the assets of the Company’s outdoor advertising business in Canada (the “Canadian Business”). (See Note 12. Acquisitions and Dispositions: Dispositions: Canadian Business to the Consolidated Financial Statements.)

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

Economic Environment

Our revenues and operating results are sensitive to fluctuations in advertising expenditures, general economic conditions and other external events beyond our control, such as supply chain disruptions, current levels of inflation, pandemics like the

COVID-19 pandemic, industry shutdowns or slowdowns (including due to labor strikes), and shifts in market demographics and transportation patterns (including reductions in foot traffic, roadway traffic, commuting, transit ridership and overall target audiences due to remote work, safety concerns or otherwise), as described in this MD&A. These sensitivities may adversely impact our revenues and operating results on a consolidated basis and/or may have a disproportionate adverse impact on our U.S. transit business within our U.S. Media reportable segment.

We rely on third parties to manufacture and transport our digital displays. As a result of the current market-wide supply shortages and logistics disruptions, we have experienced delays and price increases with respect to certain of our digital displays, which may continue throughout 2024, and could have an adverse effect on our business, financial condition and results of operations.

Due to the current levels of inflation and commodity prices in the U.S. and abroad, which has resulted in elevated interest rates, we have experienced increases with respect to some of our posting, maintenance and other expenses, some of our corporate expenses, and our interest expense, which could have an adverse effect on our business, financial condition and results of operations. Our billboard property lease expenses and transit franchise expenses have been less impacted by the current levels of inflation due to the long-term nature of most of our operating leases and transit franchise agreements. However, our transit franchise agreements that contain inflationary price adjustments may cause increases in our transit franchise expenses in the near-term. Though the Company cannot reasonably estimate the full impact of the current levels of inflation on our business, financial condition and results of operations at this time, a portion of these increases may be partially offset by increases in advertising rates on our displays and cost efficiencies.

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

Increasing the number of digital displays in our prime audience locations is an important element of our organic growth strategy, as digital displays have the potential to attract additional business from both new and existing customers. We believe digital displays are attractive to our customers because they allow for the development of richer and more visually engaging messages, provide our customers with the flexibility both to target audiences and to quickly launch new advertising campaigns, and eliminate or greatly reduce print production and installation costs. In addition, digital displays enable us to run multiple advertisements on each display. Digital billboard displays generate approximately four to five times more revenue per display on average than comparable traditional static billboard displays. Digital billboard displays also incur, on average, approximately two to four times more costs, including higher variable costs associated with the increase in revenue than comparable traditional static billboard displays. As a result, digital billboard displays generate higher profits and cash flows than comparable traditional static billboard displays.

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

We have incurred, and we intend to incur, significant equipment deployment costs and capital expenditures, in the coming years to continue increasing the number of digital displays in our portfolio. However, we expect our annual equipment deployment cost spending with respect to the New York Metropolitan Transportation Authority (the “MTA”) transit franchise will decline now that we have substantially completed our initial deployment during 2024.

During the nine months ended September 30, 2024, we built or converted 65 new digital billboard displays in the U.S. and entered into marketing arrangements to sell advertising on 14 third-party digital billboard displays in the U.S. In the nine months ended September 30, 2024, we built, converted or replaced 5,717 digital transit and other displays in the U.S. The following table sets forth information regarding our digital displays.

	Digital Revenues (in millions) for the Nine Months Ended September 30, 2024(a)			Number of Digital Displays as of September 30, 2024(a)
Location	Digital Billboard	Digital Transit and Other	Total Digital Revenues	Digital Billboard Displays	Digital Transit and Other Displays	Total Digital Displays
United States	$310.9	$111.3	$422.2	1,923	27,303	29,226
Canada(b)	11.5	1.1	12.6	—	—	—
Total	$322.4	$112.4	$434.8	1,923	27,303	29,226
(a)Digital display amounts include 5,867 displays reserved for transit agency use. Our number of digital displays is impacted by acquisitions, dispositions, management agreements, the net effect of new and lost billboards, and the net effect of won and lost franchises in the period.
(b)On June 7, 2024, we completed the sale of the Canadian Business in the Transaction. (See Note 1. Description of Business and Basis of Presentation and Note 12. Acquisitions and Dispositions: Dispositions: Canadian Business to the Consolidated Financial Statements.)

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

We have a diversified base of customers across various industries. During the three months ended September 30, 2024, our largest categories of advertisers were entertainment, retail and health/medical, each of which represented approximately 18%, 12% and 8% of our total U.S. Media segment revenues, respectively. During the three months ended September 30, 2023, our largest categories of advertisers were entertainment, retail and health/medical, each of which represented approximately 19%, 11% and 9% of our total U.S. Media segment revenues, respectively. During the nine months ended September 30, 2024, our largest categories of advertisers were entertainment, retail and health/medical, each of which represented approximately 18%, 11% and 9% of our total U.S. Media segment revenues, respectively. During the nine months ended September 30, 2023, our largest categories of advertisers were entertainment, retail and health/medical, each of which represented approximately 20%, 10% and 9% of our total U.S. Media segment revenues, respectively.

Our large-scale portfolio allows our customers to reach a national audience and also provides the flexibility to tailor campaigns to specific regions or markets. We generated approximately 42% of our U.S. Media segment revenues from national advertising campaigns in the three months ended September 30, 2024, compared to approximately 43% in the same prior-year period. We generated approximately 41% of our U.S. Media segment revenues from national advertising campaigns in the nine months ended September 30, 2024, compared to approximately 42% in the same prior-year period.

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

	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
(in millions, except percentages)	2024	2023	Change	2024	2023	Change
Revenues	$451.9	$454.8	(1)%	$1,337.7	$1,319.4	1%
Organic revenues(a)(b)	451.9	430.5	5	1,302.8	1,253.6	4
Operating income (loss)	71.3	58.6	22	314.4	(364.2)	*
Adjusted OIBDA(b)	117.1	116.9	—	309.6	304.5	2
Adjusted OIBDA(b) margin	26%	26%		23%	23%
Net income (loss) attributable to OUTFRONT Media Inc.	34.6	17.0	104	184.2	(485.6)	*
Funds from operations (“FFO”)(b) attributable to OUTFRONT Media Inc.	82.7	73.4	13	188.8	35.9	*
Adjusted FFO (“AFFO”)(b) attributable to OUTFRONT Media Inc.	80.8	75.7	7	188.8	167.7	13
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

	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
(in millions, except percentages)	2024	2023	Change	2024	2023	Change
Revenues:
Billboard	$360.6	$363.6	(1)%	$1,062.8	$1,055.8	1%
Transit and other	91.3	91.2	—	274.9	263.6	4
Total revenues	$451.9	$454.8	(1)	$1,337.7	$1,319.4	1

Organic revenues(a):
Billboard	$360.6	$344.0	5	$1,034.7	$1,002.3	3
Transit and other	91.3	86.5	6	268.1	251.3	7
Total organic revenues(a)	451.9	430.5	5	1,302.8	1,253.6	4
Non-organic revenues:
Billboard	—	19.6	*	28.1	53.5	(47)
Transit and other	—	4.7	*	6.8	12.3	(45)
Total non-organic revenues	—	24.3	*	34.9	65.8	(47)
Total revenues	$451.9	$454.8	(1)	$1,337.7	$1,319.4	1
*    Calculation is not meaningful.
(a)Organic revenues exclude revenues associated with the impact of the Transaction and the impact of foreign currency exchange rates (“non-organic revenues”).

Total revenues decreased by $2.9 million, or 1%, and organic revenues increased $21.4 million, or 5%, in the three months ended September 30, 2024, compared to the same prior-year period. Total revenues increased by $18.3 million, or 1%, and organic revenues increased $49.2 million, or 4%, in the nine months ended September 30, 2024, compared to the same prior-year period.

In the three months ended September 30, 2023, nine months ended September 30, 2024, and nine months ended September 30, 2023, non-organic revenues reflect the impact of the Transaction. Also in the nine months ended September 30, 2023, non-organic revenues reflect the impact of foreign currency exchange rates.

Total billboard revenues decreased $3.0 million, or 1%, in the three months ended September 30, 2024, compared to the same prior-year period, primarily due to the impact of the Transaction, partially offset by an increase in average revenue per display (yield), driven by the impact of programmatic and direct sale advertising platforms on digital billboard revenues, the impact of new and lost billboards in the period, including insignificant acquisitions, and higher proceeds from condemnations. Total billboard revenues increased $7.0 million, or 1%, in the nine months ended September 30, 2024, compared to the same prior-year period, primarily due to an increase in average revenue per display (yield), driven by the impact of programmatic and direct sale advertising platforms on digital billboard revenues and the impact of new and lost billboards in the period, including insignificant acquisitions, partially offset by the impact of the Transaction and lower proceeds from condemnations.

Organic billboard revenues increased $16.6 million, or 5%, in the three months ended September 30, 2024, compared to the same prior-year period, primarily due to an increase in average revenue per display (yield), driven by the impact of programmatic and direct sale advertising platforms on digital billboard revenues, the impact of new and lost billboards in the period, including insignificant acquisitions, and higher proceeds from condemnations. Organic billboard revenues increased $32.4 million, or 3%, in the nine months ended September 30, 2024, compared to the same prior-year period, primarily due to an increase in average revenue per display (yield), driven by the impact of programmatic and direct sale advertising platforms on digital billboard revenues and the impact of new and lost billboards in the period, including insignificant acquisitions, partially offset by lower proceeds from condemnations.

Total transit and other revenues increased $0.1 million in the three months ended September 30, 2024, compared to the same prior-year period, primarily due to an increase in average revenue per display (yield), partially offset by the impact of the Transaction and the impact of new and lost transit franchise contracts in the period. Total transit and other revenues increased $11.3 million, or 4%, in the nine months ended September 30, 2024, compared to the same prior-year period, primarily due to an increase in average revenue per display (yield), partially offset by the impact of new and lost transit franchise contracts in the period and the impact of the Transaction.

Organic transit and other revenues increased $4.8 million, or 6%, in the three months ended September 30, 2024, compared to the same prior-year period, primarily due to an increase in average revenue per display (yield), partially offset by the impact of new and lost transit franchise contracts in the period. Organic transit and other revenues increased $16.8 million, or 7%, in the nine months ended September 30, 2024, compared to the same prior-year period, primarily due to an increase in average revenue per display (yield), partially offset by the impact of new and lost transit franchise contracts in the period.

Expenses

	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
(in millions, except percentages)	2024	2023	Change	2024	2023	Change
Expenses:
Operating	$233.1	$239.8	(3)%	$711.6	$716.0	(1)%
Selling, general and administrative	108.7	105.3	3	338.3	321.8	5
Net (gain) loss on dispositions	1.5	—	*	(153.6)	0.2	*
Impairment charges	—	12.1	*	17.9	523.5	(97)
Depreciation	18.6	19.3	(4)	55.5	59.1	(6)
Amortization	18.7	19.7	(5)	53.6	63.0	(15)
Total expenses	$380.6	$396.2	(4)	$1,023.3	$1,683.6	(39)
*Calculation is not meaningful.

Operating Expenses

	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
(in millions, except percentages)	2024	2023	Change	2024	2023	Change
Operating expenses:
Billboard property lease	$119.3	$124.2	(4)%	$363.2	$368.5	(1)%
Transit franchise	59.1	59.5	(1)	178.6	180.1	(1)
Posting, maintenance and other	54.7	56.1	(2)	169.8	167.4	1
Total operating expenses	$233.1	$239.8	(3)	$711.6	$716.0	(1)

Billboard property lease expenses represented 33% of billboard revenues in the three months ended September 30, 2024, and 34% in the three months ended September 30, 2023. The decrease in billboard property lease expenses as a percentage of billboard revenues in the three months ended September 30, 2024, is primarily due to lower variable billboard property lease costs driven by higher revenue performance in advertising markets that have lower variable billboard property lease costs and lower revenue performance in advertising markets that have higher variable billboard property lease costs, partially offset by the impact of new locations, including through acquisitions. Billboard property lease expenses represented 34% of billboard revenues in the nine months ended September 30, 2024, and 35% in the nine months ended September 30, 2023. The decrease in billboard property lease expenses as a percentage of billboard revenues in the nine months ended September 30, 2024, is primarily due to lower variable billboard property lease costs driven by higher revenue performance in advertising markets that have lower variable billboard property lease costs and lower revenue performance in advertising markets that have higher variable billboard property lease costs (see Note 5. Leases to the Consolidated Financial Statements) and the impact of new locations, including through acquisitions.

Transit franchise expenses represented 73% of transit display revenues in the three months ended September 30, 2024, 73% in the three months ended September 30, 2023, 72% of transit display revenues in the nine months ended September 30, 2024, and 76% in the nine months ended September 30, 2023. The decrease in transit franchise expenses, as a percentage of transit display revenues in the nine months ended September 30, 2024, compared to the same prior-year period, was primarily driven by MTA revenues growing at a faster pace than the inflationary increase to the guaranteed minimum annual payments to the MTA under the MTA Agreement (as defined below), partially offset by the net impact of new and lost transit franchise contracts.

Billboard property lease and transit franchise expenses decreased $5.3 million, or 3%, in the three months ended September 30, 2024, compared to the same prior-year period, primarily due to the impact of the Transaction, lower variable property lease expenses and the net impact of new and lost transit franchise contracts, partially offset by higher guaranteed minimum annual payments to the MTA and the impact of new locations, including through acquisitions. Billboard property lease and transit franchise expenses decreased $6.8 million, or 1%, in the nine months ended September 30, 2024, compared to the same prior-year period, primarily due to lower variable property lease expenses, the impact of the Transaction and the net impact of new and lost transit franchise contracts, partially offset by higher guaranteed minimum annual payments to the MTA and the impact of new locations, including through acquisitions.

Posting, maintenance and other expenses as a percentage of revenues were 12% in each of the three months ended September 30, 2024 and 2023, and 13% in each of the nine months ended September 30, 2024, and 2023. Posting, maintenance and other expenses decreased $1.4 million, or 2%, in the three months ended September 30, 2024, compared to the same prior-year period, primarily due to the impact of the Transaction and lower materials costs driven by lower third-party equipment sales, partially offset by higher compensation-related expenses and higher posting and rotation costs, driven by higher business activity. Posting, maintenance and other expenses increased $2.4 million, or 1%, in the nine months ended September 30, 2024, compared to the same prior-year period, primarily due to higher compensation-related expenses, higher posting and rotation costs, driven by higher business activity, and higher maintenance and utilities cost, driven by inflationary cost increases, partially offset by the impact of the Transaction and lower materials costs driven by lower third-party equipment sales.

Selling, General and Administrative Expenses (“SG&A”)

SG&A expenses represented 24% of Revenues in the three months ended September 30, 2024, 23% of Revenues in the three months ended September 30, 2023, 25% of Revenues in the nine months ended September 30, 2024 and 24% of Revenues in the nine months ended September 30, 2023. SG&A expenses increased $3.4 million, or 3%, in the three months ended September 30, 2024, compared to the same prior-year period, primarily due to higher compensation-related expenses, including salaries and commissions, the impact of market fluctuations on an unfunded equity-linked retirement plan offered by the Company to certain employees and higher professional fees, as a result of a management consulting project, partially offset by the impact of the Transaction and a lower provision for doubtful accounts. SG&A expenses increased $16.5 million, or 5%, in the nine months ended September 30, 2024, compared to the same prior-year period, primarily due to higher compensation-related expenses, including salaries and commissions, higher professional fees, as a result of a management consulting project, the impact of market fluctuations on an unfunded equity-linked retirement plan offered by the Company to certain employees and higher rent related to new offices, partially offset by the impact of the Transaction. We continue to evaluate methods to lower SG&A expense growth.

Net (Gain) Loss on Dispositions

Net loss on dispositions was $1.5 million in the three months ended September 30, 2024. Net gain on dispositions was $153.6 million in the nine months ended September 30, 2024, compared to a Net loss on dispositions of $0.2 million in the same prior-year period, due primarily to the impact of the Transaction.

Impairment Charges

As a result of negative aggregate cash flow forecasts related to our MTA asset group, we performed quarterly impairment analyses on the MTA asset group during the three months ended March 31, 2024 and June 30, 2024, and recorded impairment charges of $9.1 million and $8.8 million, respectively, in those periods for a total of $17.9 million in the six months ended June 30, 2024. The impairment charges recorded during 2024 represented additional MTA equipment deployment cost spending during the six months ended June 30, 2024. Our analysis performed as of September 30, 2024, resulted in positive aggregate cash flows in excess of the carrying value of our MTA asset group. As such, no impairment charges were recorded during the three months ended September 30, 2024. In the three months ended September 30, 2023, we recorded impairment charges of $12.1 million, representing additional MTA equipment deployment costs spending during the quarter, and in the nine months ended September 30, 2023, we recorded impairment charges of $523.5 million, primarily representing $455.2 million of impairment charges related to our MTA asset group (see Note 4. Intangible Assets to the Consolidated Financial Statements) and an impairment charge of $47.6 million representing the entire goodwill balance associated with our U.S. Transit and Other reporting unit.

In addition, in the nine months ended September 30, 2023, we recorded an impairment charge of $0.3 million related to an other-than-temporary decline in fair value of a cost-method investment.

Depreciation

Depreciation decreased $0.7 million, or 4%, in the three months ended September 30, 2024, compared to the same prior-year period, and decreased $3.6 million, or 6%, in the nine months ended September 30, 2024, compared to the same prior-year period, due primarily to the impact of the Transaction (see Note 12. Acquisitions and Dispositions: Dispositions: Canadian Business), partially offset by higher depreciation on current year projects.

Amortization

Amortization decreased $1.0 million, or 5%, in the three months ended September 30, 2024, and decreased $9.4 million, or 15%, in the nine months ended September 30, 2024, compared to the same prior-year periods, due primarily to the impact of the Transaction (see Note 12. Acquisitions and Dispositions: Dispositions: Canadian Business), partially offset by higher amortization related to asset acquisitions completed within the last year.

Interest Expense, Net

Interest expense, net, was $37.1 million (including $1.5 million of deferred financing costs) in the three months ended September 30, 2024, and $40.2 million (including $1.6 million of deferred financing costs) in the same prior-year period. Interest expense, net, decreased in the three months ended September 30, 2024, compared to the same prior-year period, due primarily to a lower average debt balance, partially offset by higher interest rates. Interest expense, net, was $119.6 million (including $4.6 million of deferred financing costs) in the nine months ended September 30, 2024, and $117.6 million (including $5.0 million of deferred financing costs) in the same prior-year period. Interest expense, net, increased in the nine months ended September 30, 2024, compared to the same prior-year period, primarily due to higher interest rates, partially offset by a lower average debt balance.

Loss on Extinguishment of Debt

In the nine months ended September 30, 2024, we recorded a loss on extinguishment of debt of $1.2 million, relating to the write-off of deferred financing costs and a portion of the discount on the Term Loan (as defined below), due to prepayments on the Term Loan.

Benefit (Provision) for Income Taxes

Benefit for income taxes was $0.2 million in the three months ended September 30, 2024, compared to a Provision for income taxes of $1.4 million in the same prior-year period, due primarily to the impact of the Transaction. Provision for income taxes increased $8.2 million in the nine months ended September 30, 2024, compared to the same prior-year period, due primarily to a gain on disposition related to the Transaction.

Net Income (Loss)

Net income before allocation to redeemable and non-redeemable noncontrolling interests increased $18.1 million, or 108%, in the three months ended September 30, 2024, compared to the same prior-year period, primarily driven by higher operating income, impairment charges incurred in 2023 and lower interest expense. Net income before allocation to redeemable and non-redeemable noncontrolling interests was $184.7 million in the nine months ended September 30, 2024, compared a Net loss before allocation to redeemable and non-redeemable noncontrolling interests of $485.2 million in the same prior-year period, primarily driven by higher operating income, due primarily to a gain on disposition related to the Transaction and higher impairment charges incurred in 2023, partially offset by a higher provision for income taxes and higher interest expense.

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

FFO and AFFO

When used herein, references to “FFO” and “AFFO” mean “FFO attributable to OUTFRONT Media Inc.” and “AFFO attributable to OUTFRONT Media Inc.,” respectively. We calculate FFO in accordance with the definition established by the National Association of Real Estate Investment Trusts (“NAREIT”). FFO reflects net income (loss) attributable to OUTFRONT Media Inc. adjusted to exclude gains and losses from the sale of real estate assets, impairment charges, depreciation and amortization of real estate assets, amortization of direct lease acquisition costs and the same adjustments for our equity-based investments and redeemable and non-redeemable noncontrolling interests, as well as the related income tax effect of adjustments, as applicable. We calculate AFFO as FFO adjusted to include cash paid for direct lease acquisition costs as such costs are generally amortized over a period ranging from four weeks to one year and therefore are incurred on a regular basis. AFFO also includes cash paid for maintenance capital expenditures since these are routine uses of cash that are necessary for our operations. In addition, AFFO excludes losses on extinguishment of debt, as well as certain non-cash items, including non-real estate depreciation and amortization, impairment charges on non-real estate assets, stock-based compensation expense, accretion expense, the non-cash effect of straight-line rent, amortization of deferred financing costs and the same adjustments for our redeemable and non-redeemable noncontrolling interests, along with the non-cash portion of income taxes, and the related income tax effect of adjustments, as applicable. We use FFO and AFFO measures for managing our business and for planning and forecasting future periods, and each is an important indicator of our operational strength and business performance, especially compared to other REITs. Our management believes users of our financial data are best served if the information that is made available to them allows them to align their analysis and evaluation of our operating results along the same lines that our management uses in managing, planning and executing our business strategy. Our management also believes that the presentations of FFO and AFFO, as supplemental measures, are useful in evaluating our business because adjusting results to reflect items that have more bearing on the operating performance of REITs highlight trends in our business that may not otherwise be apparent when relying solely on GAAP financial measures. It is management’s opinion that these supplemental measures provide users of our financial data with an important perspective on our operating performance and also make it easier to compare our results to other companies in our industry, as well as to REITs.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions, except percentages)	2024	2023	2024	2023
Total revenues	$451.9	$454.8	$1,337.7	$1,319.4

Operating income (loss)	$71.3	$58.6	$314.4	$(364.2)
Net (gain) loss on dispositions	1.5	—	(153.6)	0.2
Impairment charges	—	12.1	17.9	523.5
Depreciation	18.6	19.3	55.5	59.1
Amortization	18.7	19.7	53.6	63.0
Stock-based compensation	7.0	7.2	21.8	22.9
Adjusted OIBDA	$117.1	$116.9	$309.6	$304.5
Adjusted OIBDA margin	26%	26%	23%	23%

Net income (loss) attributable to OUTFRONT Media Inc.	$34.6	$17.0	$184.2	$(485.6)
Depreciation of billboard advertising structures	14.0	14.6	41.1	44.8
Amortization of real estate-related intangible assets	17.0	18.0	49.0	54.4
Amortization of direct lease acquisition costs	16.0	15.0	45.1	42.4
Net (gain) loss on disposition of real estate assets	1.5	—	(153.6)	0.2
Impairment charges(a)	—	8.8	13.1	379.9
Adjustment related to redeemable and non-redeemable noncontrolling interests	—	—	(0.2)	(0.2)
Income tax effect of adjustments(b)	(0.4)	—	10.1	—
FFO attributable to OUTFRONT Media Inc.	82.7	73.4	188.8	35.9
Non-cash portion of income taxes	0.1	1.0	(1.0)	(3.7)
Cash paid for direct lease acquisition costs	(14.0)	(12.5)	(42.7)	(43.6)
Maintenance capital expenditures	(5.5)	(8.0)	(17.9)	(24.5)
Other depreciation	4.6	4.7	14.4	14.3
Other amortization	1.7	1.7	4.6	8.6
Impairment charges on non-real estate assets(a)(c)	—	3.3	4.8	143.6
Stock-based compensation	7.0	7.2	21.8	22.9
Non-cash effect of straight-line rent	2.0	2.5	8.0	6.9
Accretion expense	0.7	0.8	2.2	2.3
Amortization of deferred financing costs	1.5	1.6	4.6	5.0
Loss on extinguishment of debt	—	—	1.2	—
AFFO attributable to OUTFRONT Media Inc.	$80.8	$75.7	$188.8	$167.7
(a)Impairment charges related to the long-term outlook of our U.S. Transit and Other reporting unit (see Note 4. Intangible Assets to the Consolidated Financial Statements).
(b)Income tax effect related to Net gain on disposition of real estate assets.
(c)In nine months ended September 30, 2023, also includes an Impairment charge related to an other-than-temporary decline in fair value of a cost-method investment.

FFO attributable to OUTFRONT Media Inc. increased $9.3 million, or 13%, in the three months ended September 30, 2024, compared to the same prior-year period, due primarily to lower impairment charges on non-real estate assets and lower interest expense. AFFO attributable to OUTFRONT Media Inc. increased $5.1 million, or 7%, in the three months ended September 30, 2024, compared to the same prior-year period, due primarily to lower maintenance capital expenditures. FFO attributable to OUTFRONT Media Inc. increased $152.9 million in the nine months ended September 30, 2024, compared to the same prior-year period, due primarily to lower impairment charges on non-real estate assets. AFFO attributable to OUTFRONT Media Inc.

increased $21.1 million, or 13%, in the nine months ended September 30, 2024, compared to the same prior-year period, due primarily to higher Adjusted OIBDA, lower maintenance capital expenditures and lower cash paid for income taxes.

Segment Results of Operations

We present Adjusted OIBDA as the primary measure of profit and loss for our U.S. Media reportable segment and Other. (See the “Key Performance Indicators” section of this MD&A and Note 18. Segment Information to the Consolidated Financial Statements.)

We currently manage our operations through one operating segment, U.S. Billboard and Transit, which is included in our U.S. Media reportable segment. Prior to its sale, our Canadian operations comprised our International operating segment, which did not meet the criteria to be a reportable segment and accordingly, was included in Other. Historical operating results of our Canadian operations are included in Other through the date of sale (see Note 18. Segment Information to the Consolidated Financial Statements). Our segment reporting therefore includes U.S. Media and Other.

The following table presents our Revenues, Adjusted OIBDA and Operating income (loss) by segment in the three and nine months ended September 30, 2024 and 2023.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2024	2023	2024	2023
Revenues:
U.S. Media	$451.5	$428.7	$1,302.0	$1,248.1
Other	0.4	26.1	35.7	71.3
Total revenues	$451.9	$454.8	$1,337.7	$1,319.4

Operating income (loss)	$71.3	$58.6	$314.4	$(364.2)
Net (gain) loss on dispositions	1.5	—	(153.6)	0.2
Impairment charges	—	12.1	17.9	523.5
Depreciation	18.6	19.3	55.5	59.1
Amortization	18.7	19.7	53.6	63.0
Stock-based compensation(a)	7.0	7.2	21.8	22.9
Total Adjusted OIBDA	$117.1	$116.9	$309.6	$304.5

Adjusted OIBDA:
U.S. Media	$133.5	$120.2	$355.8	$325.6
Other	(0.1)	6.3	2.4	14.1
Corporate	(16.3)	(9.6)	(48.6)	(35.2)
Total Adjusted OIBDA	$117.1	$116.9	$309.6	$304.5

Operating income (loss):
U.S. Media	$94.9	$72.7	$227.3	$(309.7)
Other	(0.3)	2.7	157.5	3.6
Corporate	(23.3)	(16.8)	(70.4)	(58.1)
Total operating income (loss)	$71.3	$58.6	$314.4	$(364.2)
(a)Stock-based compensation is classified as Corporate expense.

U.S. Media

	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
(in millions, except percentages)	2024	2023	Change	2024	2023	Change
Revenues:
Billboard	$360.6	$344.0	5%	$1,034.7	$1,002.3	3%
Transit and other	90.9	84.7	7	267.3	245.8	9
Total revenues	$451.5	$428.7	5	$1,302.0	$1,248.1	4
Operating expenses	(232.7)	(225.6)	3	(689.5)	(675.5)	2
SG&A expenses	(85.3)	(82.9)	3	(256.7)	(247.0)	4
Adjusted OIBDA	$133.5	$120.2	11	$355.8	$325.6	9
Adjusted OIBDA margin	30%	28%		27%	26%

Operating income (loss)	$94.9	$72.7	31	$227.3	$(309.7)	*
Net loss on dispositions	1.3	—	*	1.5	0.2	*
Impairment charges	—	12.1	*	17.9	523.5	(97)
Depreciation and amortization	37.3	35.4	5	109.1	111.6	(2)
Adjusted OIBDA	$133.5	$120.2	11	$355.8	$325.6	9

New York metropolitan area revenues as a percentage of U.S. Media segment revenues	19%	20%		19%	19%
Los Angeles metropolitan area revenues as a percentage of U.S. Media segment revenues	13%	14%		14%	15%
*    Calculation is not meaningful.

Total U.S. Media segment revenues increased $22.8 million, or 5%, in the three months ended September 30, 2024, compared to the same prior-year period, due primarily to higher transit and other revenues, as well as higher billboard revenues. Total U.S. Media segment revenues increased $53.9 million, or 4%, in the nine months ended September 30, 2024, compared to the same prior-year period, due primarily to higher transit and other revenues, as well as higher billboard revenues. We generated approximately 42% in the three months ended September 30, 2024, 43% in the three months ended September 30, 2023, 41% in the nine months ended September 30, 2024, and 42% in the nine months ended September 30, 2023, of our U.S. Media segment revenues from national advertising campaigns.

Billboard revenues in the U.S. Media segment increased $16.6 million, or 5%, in the three months ended September 30, 2024, compared to the same prior-year period, reflecting an increase in average revenue per display (yield), driven by the impact of programmatic and direct sale advertising platforms on digital billboard revenues, the impact of new and lost billboards in the period, including insignificant acquisitions, and higher proceeds from condemnations. Billboard revenues in the U.S. Media segment increased $32.4 million, or 3%, in the nine months ended September 30, 2024, compared to the same prior-year period, reflecting an increase in average revenue per display (yield), driven by the impact of programmatic and direct sale advertising platforms on digital billboard revenues and the impact of new and lost billboards in the period, including insignificant acquisitions, partially offset by lower proceeds from condemnations.

Transit and other revenues in the U.S. Media segment increased $6.2 million, or 7%, in the three months ended September 30, 2024, compared to the same prior-year period, primarily due to an increase in average revenue per display (yield), partially offset by the impact of new and lost transit franchise contracts in the period. Transit and other revenues in the U.S. Media segment increased $21.5 million, or 9%, in the nine months ended September 30, 2024, compared to the same prior-year period, primarily due to an increase in average revenue per display (yield), partially offset by the impact of new and lost transit franchise contracts in the period.

Operating expenses in the U.S. Media segment increased $7.1 million, or 3%, in the three months ended September 30, 2024, compared to the same prior-year period, primarily driven by higher guaranteed minimum annual payments to the MTA, higher compensation-related expenses and higher posting and rotation costs, driven by higher business activity, partially offset by lower variable property lease expenses and the net impact of new and lost transit franchise contracts. Operating expenses in the

U.S. Media segment increased $14.0 million, or 2%, in the nine months ended September 30, 2024, compared to the same prior-year period, primarily driven by higher billboard revenues, higher compensation-related expenses, higher guaranteed minimum annual payments to the MTA, higher posting and rotation costs, driven by higher business activity, and higher maintenance and utilities cost, driven by inflationary cost increases, partially offset by the net impact of new and lost transit franchise contracts.

SG&A expenses in the U.S. Media segment increased $2.4 million, or 3%, in the three months ended September 30, 2024, compared to the same prior-year period, primarily driven by higher compensation-related expenses, partially offset by lower professional fees and a lower provision for doubtful accounts. SG&A expenses in the U.S. Media segment increased $9.7 million, or 4%, in the nine months ended September 30, 2024, compared to the same prior-year period, primarily driven by higher compensation-related expenses and higher rent related to new offices, partially offset by lower professional fees.

In the nine months ended September 30, 2024, we recorded impairment charges of $17.9 million in the U.S. Media segment, primarily related to impairment charges with respect to our MTA asset group and our U.S. Transit and Other reporting unit. We did not record any impairment charges in the three months ended September 30, 2024. In the three months ended September 30, 2023, we recorded impairment charges of $12.1 million and in the nine months ended September 30, 2023, we recorded impairment charges of $523.5 million in the U.S. Media segment, primarily related to impairment charges with respect to our MTA asset group and our U.S. Transit and Other reporting unit. (See Note 4. Intangible Assets to the Consolidated Financial Statements.)

U.S. Media segment Adjusted OIBDA increased $13.3 million, or 11%, in the three months ended September 30, 2024, and increased $30.2 million, or 9%, in the nine months ended September 30, 2024, compared to the same prior-year period. Adjusted OIBDA margin was 30% in the three months ended September 30, 2024, 28% in the three months ended September 30, 2023, 27% in the nine months ended September 30, 2024, and 26% in the nine months ended September 30, 2023. The increases in Adjusted OIBDA margin were due primarily to a higher increases in Adjusted OIBDA compared to lower increases in revenues.

Other

	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
(in millions, except percentages)	2024	2023	Change	2024	2023	Change
Revenues:
Billboard	$—	$19.6	(100)%	$28.1	$53.5	(47)%
Transit and other	0.4	6.5	(94)	7.6	17.8	(57)
Total revenues	$0.4	$26.1	(98)	$35.7	$71.3	(50)

Organic revenues(a):
Billboard	$—	$—	*	$—	$—	*
Transit and other	0.4	1.8	(78)	0.8	5.5	(85)
Total organic revenues(a)	0.4	1.8	(78)	0.8	5.5	(85)
Non-organic revenues:
Billboard	—	19.6	*	28.1	53.5	(47)
Transit and other	—	4.7	*	6.8	12.3	(45)
Total non-organic revenues	—	24.3	*	34.9	65.8	(47)
Total revenues	0.4	26.1	(98)	35.7	71.3	(50)
Operating expenses	(0.4)	(14.2)	(97)	(22.1)	(40.5)	(45)
SG&A expenses	(0.1)	(5.6)	(98)	(11.2)	(16.7)	(33)
Adjusted OIBDA	$(0.1)	$6.3	*	$2.4	$14.1	(83)
Adjusted OIBDA margin	(25)%	24%		7%	20%

Operating income (loss)	$(0.3)	$2.7	*	$157.5	$3.6	*
Net (gain) loss on dispositions	0.2	—	*	(155.1)	—	*
Depreciation and amortization	—	3.6	*	—	10.5	*
Adjusted OIBDA	$(0.1)	$6.3	*	$2.4	$14.1	(83)
*    Calculation is not meaningful.
(a)Organic revenues exclude the impact of the Transaction and the impact of foreign currency exchange rates (“non-organic revenues”).

Total Other revenues decreased $25.7 million, or 98%, in the three months ended September 30, 2024, compared to the same prior-year period, primarily driven by the impact of the Transaction and a decline in third-party digital equipment sales. Total Other revenues decreased $35.6 million, or 50%, in the nine months ended September 30, 2024, compared to the same prior-year period, primarily driven by the impact of the Transaction and a decline in third-party digital equipment sales.

In the three months ended September 30, 2023, nine months ended September 30, 2024, and nine months ended September 30, 2023, non-organic revenues reflect the impact of the Transaction. Also in the nine months ended September 30, 2023, non-organic revenues reflect the impact of foreign currency exchange rates.

Organic Other revenues decreased $1.4 million, or 78%, in the three months ended September 30, 2024, and decreased $4.7 million, or 85%, in the nine months ended September 30, 2024, compared to the same prior-year periods, primarily driven by a decline in third-party digital equipment sales.

Other operating expenses decreased $13.8 million, or 97%, in the three months ended September 30, 2024, and decreased $18.4 million, or 45%, in the nine months ended September 30, 2024, compared to the same prior-year periods, primarily driven by the impact of the Transaction and lower costs related to third-party digital equipment sales. Other SG&A expenses decreased $5.5 million, or 98%, in the three months ended September 30, 2024, and was comparable in the nine months ended September 30, 2024, compared to the same prior-year periods, primarily driven by the impact of the Transaction.

Other Adjusted OIBDA was a loss of $0.1 million in the three months ended September 30, 2024, compared to Other Adjusted OIBDA of $6.3 million in the same prior-year period, due primarily to the impact of the Transaction and a decline in third-party digital equipment sales. Other Adjusted OIBDA decreased $11.7 million, or 83%, in the nine months ended September 30,

2024, compared to the same prior-year period, due primarily to the impact of the Transaction and a decline in third-party digital equipment sales.

Corporate

Corporate expenses primarily include expenses associated with employees who provide centralized services. Corporate expenses, excluding stock-based compensation, increased $6.7 million, or 70%, in the three months ended September 30, 2024, compared to the same prior-year period, and increased $13.4 million, or 38%, in the nine months ended September 30, 2024, compared to the same prior-year period. The increases were primarily due to higher professional fees, as a result of a management consulting project, higher compensation-related expenses and the impact of market fluctuations on an unfunded equity-linked retirement plan offered by the Company to certain employees.

Liquidity and Capital Resources

	As of
(in millions, except percentages)	September 30, 2024	December 31, 2023	% Change
Assets:
Cash and cash equivalents	$28.0	$36.0	(22)%
Receivables, less allowance ($19.8 in 2024 and $17.2 in 2023)	281.2	287.6	(2)
Prepaid lease and transit franchise costs	2.7	4.5	(40)
Other prepaid expenses	19.2	19.2	—
Assets held for sale	—	34.6	*
Other current assets	12.8	15.7	(18)
Total current assets	343.9	397.6	(14)
Liabilities:
Accounts payable	42.8	55.5	(23)
Accrued compensation	51.9	41.4	25
Accrued interest	23.6	34.2	(31)
Accrued lease and transit franchise costs	76.9	80.0	(4)
Other accrued expenses	50.7	56.2	(10)
Deferred revenues	45.0	37.7	19
Short-term debt	40.0	65.0	(38)
Short-term operating lease liabilities	177.0	180.9	(2)
Liabilities held for sale	—	24.1	*
Other current liabilities	19.3	18.0	7
Total current liabilities	527.2	593.0	(11)
Working capital	$(183.3)	$(195.4)	(6)
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

Working capital was a deficit of $183.3 million as of September 30, 2024, compared to a deficit of $195.4 million as of December 31, 2023, primarily driven by the impact of the Transaction.

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

•Recoupment of Equipment Deployment Costs. We may retain incremental revenues that exceed an annual base revenue amount for the cost of deploying advertising and communications displays throughout the transit system. As presented in the table below, recoupable MTA equipment deployment costs are recorded as Prepaid MTA equipment deployment costs and Intangible assets on our Consolidated Statement of Financial Position, and as these costs are recouped from incremental revenues that the MTA would otherwise be entitled to receive, Prepaid MTA equipment deployment costs will be reduced. If incremental revenues generated over the term of the agreement are not sufficient to cover all or a portion of the equipment deployment costs, the costs will not be recouped, which could have an adverse effect on our business, financial condition and results of operations, including impairment charges (see Note 4. Intangible Assets to the Consolidated Financial Statements). If we do not recoup all costs of deploying advertising and communications screens with respect to the New Inventory by the end of the term of the MTA Agreement, the MTA will be obligated to reimburse us for these costs. Deployment costs in an amount not to exceed $50.7 million, which are deemed authorized before December 31, 2020, will be paid directly by the MTA. For any deployment costs deemed authorized after December 31, 2020, the MTA and the Company will no longer be obligated to directly pay 70% and 30% of the costs, respectively, and these costs will be subject to recoupment in accordance with the MTA Agreement. We did not recoup any equipment deployment costs in the nine months ended September 30, 2024. In addition, we currently do not expect to recoup any equipment deployment costs throughout the remainder of the Amended Term (as defined below) of the MTA Agreement. We expect our MTA equipment deployment costs to be approximately $50.0 million in 2024. After 2024, we expect MTA equipment deployment costs to be approximately $30.0 million to $40.0 million annually throughout the remainder of the Amended Term (as defined below) of the MTA Agreement and encompass replacement costs. Accordingly, we expect annual MTA equipment deployment costs after 2024 to be significantly below prior year levels as we have substantially completed our initial deployment during 2024.

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

We may utilize cash on hand and/or incremental third-party financing to fund equipment deployment costs over the next couple of years. However, given the current levels of inflation and related economic environment, we cannot reasonably estimate the aggregate financing amount, if any, at this time. As of September 30, 2024, we have issued surety bonds in favor of the MTA totaling approximately $136.0 million, which amount is subject to change as equipment installations are completed and revenues are generated. As indicated in the table below, we incurred $24.5 million related to MTA equipment deployment costs in the nine months ended September 30, 2024 (which includes equipment deployment costs related to future deployments), for a total of $604.1 million to date, of which $33.9 million had been recouped from incremental revenues to date. As of September 30, 2024, 25,345 digital displays had been installed, composed of 5,008 digital advertising screens on subway and train platforms and entrances, 14,548 smaller-format digital advertising screens on rolling stock and 5,789 MTA communications displays. In the three months ended September 30, 2024, 1,374 installations occurred, for a total of 5,648 installations in the nine months ended September 30, 2024.

MTA performance during the nine months ended September 30, 2024, was slightly better than the expectations and assumptions included in our year-end 2023 model and our current long-term assumptions continue to be in line with our year-end 2023 model. As a result of negative aggregate cash flow forecasts related to our MTA asset group, we performed quarterly impairment analyses on the MTA asset group during the three months ended March 31, 2024 and June 30, 2024, and recorded impairment charges of $9.1 million and $8.8 million, respectively, in those periods for a total of $17.9 million in the six months ended June 30, 2024. The impairment charges recorded during 2024 represented additional MTA equipment deployment cost spending during the six months ended June 30, 2024. Our analysis performed as of September 30, 2024, resulted in positive aggregate cash flows in excess of the carrying value of our MTA asset group. As such, no impairment charges were recorded during the three months ended September 30, 2024. (See the “Critical Accounting Policies” section of this MD&A and Note 4. Intangible Assets to the Consolidated Financial Statements.) We currently expect positive aggregate cash flows on an undiscounted basis from the fourth quarter of 2024 through to the end of the Amended Term of the MTA Agreement. If our MTA performance continues to be in line with, or better than, our current model, we would not expect to incur additional impairment charges on our MTA equipment deployment cost spending. There can be no assurance that these estimates and assumptions will prove to be an accurate prediction of the future, and a downward revision of these estimates and/or assumptions would decrease our cash flows, which could result in additional impairment charges in the future.

(in millions)	Beginning Balance	Deployment Costs Incurred	Recoupment/MTA Funding	Amortization/Impairment	Reclassification	Ending Balance
Nine months ended September 30, 2024:
Other current assets	$1.1	$—	$—	$—	$—	$1.1
Intangible assets (franchise agreements)	—	24.5	—	(18.1)	—	6.4
Total	$1.1	$24.5	$—	$(18.1)	$—	$7.5

Year ended December 31, 2023:
Prepaid MTA equipment deployment costs	$363.2	$21.8	$—	$—	$(385.0)	$—
Other current assets	1.6	(0.4)	(0.1)	—	—	1.1
Intangible assets (franchise agreements)	62.0	22.3	—	(469.3)	385.0	—
Total	$426.8	$43.7	$(0.1)	$(469.3)	$—	$1.1

On November 12, 2024, we announced that our board of directors approved a special dividend of $0.75 per share on our common stock payable on December 31, 2024, to stockholders of record at the close of business on November 15, 2024. Approximately $0.30 per share will be paid in cash (exclusive of cash paid in lieu of fractional shares) and approximately $0.45 per share will be paid in shares of our common stock. Stockholders will have the option to elect to receive their special dividend in all cash or all stock, however the aggregate amount of cash to be distributed will be equal to approximately $49.8 million, with the balance of the special dividend payable in the form of our common stock.

To offset the dilutive impact of the common stock portion of the special dividend, our board of directors also approved a reverse stock split, which we expect to complete in January 2025.

Debt

Debt, net, consists of the following:

	As of
(in millions, except percentages)	September 30, 2024	December 31, 2023
Short-term debt:
AR Facility	$40.0	$65.0
Total short-term debt	40.0	65.0

Long-term debt:
Term loan, due 2026	399.5	598.9

Senior secured notes:
7.375% senior secured notes, due 2031	450.0	450.0

Senior unsecured notes:
5.000% senior unsecured notes, due 2027	650.0	650.0
4.250% senior unsecured notes, due 2029	500.0	500.0
4.625% senior unsecured notes, due 2030	500.0	500.0
Total senior unsecured notes	1,650.0	1,650.0

Debt issuance costs	(18.1)	(22.4)
Total long-term debt, net	2,481.4	2,676.5

Total debt, net	$2,521.4	$2,741.5

Weighted average cost of debt	5.5%	5.7%

	Payments Due by Period
(in millions)	Total	2024	2025-2026	2027-2028	2029 and thereafter
Long-term debt	$2,500.0	$—	$400.0	$650.0	$1,450.0
Interest	738.6	152.3	270.4	187.6	128.3
Total	$3,238.6	$152.3	$670.4	$837.6	$1,578.3

Term Loan

The interest rate on the term loan due in 2026 (the “Term Loan”) was 6.6% per annum as of September 30, 2024. As of September 30, 2024, a discount of $0.5 million on the Term Loan remains unamortized. The discount is being amortized through Interest expense, net, on the Consolidated Statement of Operations. In June 2024, we prepaid $200.0 million of the outstanding principal balance on the Term Loan. In the three and nine months ended September 30, 2024, we recorded a Loss on extinguishment of debt of $1.2 million on the Consolidated Statement of Operations, relating to the write-off of deferred financing costs and a portion of the discount on the Term Loan.

Revolving Credit Facility

We also have a $500.0 million revolving credit facility, which matures in 2028 (the “Revolving Credit Facility,” together with the Term Loan, the “Senior Credit Facilities”).

As of September 30, 2024, there were no outstanding borrowings under the Revolving Credit Facility.

The commitment fee based on the amount of unused commitments under the Revolving Credit Facility was $0.5 million in each of the three months ended September 30, 2024 and 2023, $1.5 million in the nine months ended September 30, 2024, and $1.3 million in the nine months ended September 30, 2023. As of September 30, 2024, we had issued letters of credit totaling approximately $5.7 million against the letter of credit facility sublimit under the Revolving Credit Facility.

Standalone Letter of Credit Facilities

As of September 30, 2024, we had issued letters of credit totaling approximately $65.0 million under our aggregate $81.0 million standalone letter of credit facilities. The total fees under the letter of credit facilities were immaterial in each of the three and nine months ended September 30, 2024 and 2023.

Accounts Receivable Securitization Facility

As of September 30, 2024, we have a $150.0 million revolving accounts receivable securitization facility (the “AR Facility”), which terminates in June 2027, unless further extended.

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

As of September 30, 2024, there were $40.0 million of outstanding borrowings under the AR Facility, at a borrowing rate of 6.3%. As of September 30, 2024, borrowing capacity remaining under the AR Facility was $110.0 million based on approximately $339.8 million of accounts receivable that could be used as collateral for the AR Facility in accordance with the agreements governing the AR Facility. The commitment fee based on the amount of unused commitments under the AR Facility was $0.1 million in the three months ended September 30, 2024, immaterial for the three months ended September 30, 2023, $0.2 million in the nine months ended September 30, 2024, and $0.1 million in the nine months ended September 30, 2023. In October and November 2024, we made repayments totaling $20.0 million under the AR Facility.

Debt Covenants

Our credit agreement, dated as of January 31, 2014 (as amended, restated, amended and restated, supplemented or otherwise modified, the “Credit Agreement”), governing the Senior Credit Facilities, the agreements governing the AR Facility, and the indentures governing our senior notes contain customary affirmative and negative covenants, subject to certain exceptions, including but not limited to those that restrict the Company’s and its subsidiaries’ abilities to (i) pay dividends on, repurchase or make distributions in respect to the Company’s or its wholly-owned subsidiary, Outfront Media Capital LLC’s capital stock or make other restricted payments other than dividends or distributions necessary for us to maintain our REIT status, subject to certain conditions and exceptions, (ii) enter into agreements restricting certain subsidiaries’ ability to pay dividends or make other intercompany or third-party transfers, and (iii) incur additional indebtedness. One of the exceptions to the restriction on our ability to incur additional indebtedness is satisfaction of a Consolidated Total Leverage Ratio, which is the ratio of our consolidated total debt to our Consolidated EBITDA (as defined in the Credit Agreement) for the trailing four consecutive quarters, of no greater than 6.0 to 1.0. As of September 30, 2024, our Consolidated Total Leverage Ratio was 4.9 to 1.0, as adjusted to give pro forma effect to the Transaction, in accordance with the Credit Agreement.

The terms of the Credit Agreement (and under certain circumstances, the agreements governing the AR Facility) require that we maintain a Consolidated Net Secured Leverage Ratio, which is the ratio of (i) our consolidated secured debt (less up to $150.0 million of unrestricted cash) to (ii) our Consolidated EBITDA (as defined in the Credit Agreement) for the trailing four consecutive quarters, of no greater than 4.5 to 1.0. As of September 30, 2024, our Consolidated Net Secured Leverage Ratio was 1.6 to 1.0, as adjusted to give pro forma effect to the Transaction, in accordance with the Credit Agreement. As of September 30, 2024, we are in compliance with our debt covenants.

Deferred Financing Costs

As of September 30, 2024, we had deferred $22.4 million in fees and expenses associated with the Term Loan, the Revolving Credit Facility, the AR Facility and our senior notes. We are amortizing the deferred fees through Interest expense, net, on our Consolidated Statement of Operations over the respective terms of the Term Loan, Revolving Credit Facility, AR Facility and our senior notes.

Equity

At-the-Market Equity Offering Program

We have a sales agreement in connection with an “at-the-market” equity offering program (the “ATM Program”), under which we may, from time to time, issue and sell shares of our common stock up to an aggregate offering price of $300.0 million. We have no obligation to sell any of our common stock under the sales agreement and may at any time suspend solicitations and offers under the sales agreement. No shares were sold under the ATM Program during the nine months ended September 30, 2024. As of September 30, 2024, we had approximately $232.5 million of capacity remaining under the ATM Program.

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

Cash Flows

The following table presents our cash flows in the nine months ended September 30, 2024 and 2023.

	Nine Months Ended
	September 30,		%
(in millions, except percentages)	2024	2023	Change
Net cash flow provided by operating activities	$174.7	$149.2	17%
Net cash flow provided by (used for) investing activities	230.7	(93.4)	*
Net cash flow used for financing activities	(413.0)	(51.9)	*
Effect of exchange rate changes on cash and cash equivalents	(0.4)	0.1	*
Net increase (decrease) in cash and cash equivalents	$(8.0)	$4.0	*
*Calculation is not meaningful.

Cash provided by operating activities increased $25.5 million, or 17%, in the nine months ended September 30, 2024, compared to the same prior-year period, due primarily to a decrease in prepaid MTA equipment deployment costs, and a smaller use of cash related to accounts payable and accrued expenses, driven by lower incentive compensation payments made in 2024, partially offset by the timing of receivables and lower net income in 2024 compared to 2023, due to increased SG&A expenses and higher interest expense. In the nine months ended September 30, 2024, we paid net cash of $18.8 million related to MTA equipment deployment costs and installed 5,648 digital displays. In the nine months ended September 30, 2023, we paid net cash of $33.4 million related to MTA equipment deployment costs and installed 4,633 digital displays.

Cash provided by investing activities was $230.7 million in the nine months ended September 30, 2024, compared to Cash used by investing activities of $93.4 million in the same prior-year period, due primarily to cash received from the Transaction and lower cash paid for acquisitions and capital expenditures.

The following table presents our capital expenditures in the nine months ended September 30, 2024 and 2023.

	Nine Months Ended
	September 30,		%
(in millions, except percentages)	2024	2023	Change
Growth	$42.0	$39.1	7%
Maintenance	17.9	24.5	(27)
Total capital expenditures	$59.9	$63.6	(6)

Capital expenditures decreased $3.7 million, or 6%, in the nine months ended September 30, 2024, compared to the same prior-year period, primarily due to lower spending related to the renovation of certain office facilities and lower spending on software and technology, partially offset by increased growth in digital displays, increased maintenance spending for billboard display upgrades, and higher spending on safety-related projects.

For the full year of 2024, we expect our capital expenditures to be approximately $85.0 million, which will be used primarily for growth in digital displays, the renovation of certain office facilities, software and technology, maintenance and safety-related projects. This estimate does not include equipment deployment costs that will be incurred in connection with the MTA Agreement (as described above).

Cash used for financing activities increased by $361.1 million in the nine months ended September 30, 2024 compared to the same prior-year period. In the nine months ended September 30, 2024, we prepaid $200.0 million on the outstanding balance of the Term Loan, made net repayments on the AR Facility of $25.0 million and paid total cash dividends of $156.4 million on our common stock, the Series A Preferred Stock and vested restricted share units granted to employees, and paid $23.9 million related to the exercise of a buy/sell arrangement by one of our joint venture partners resulting in our purchase of the outstanding noncontrolling interest in a consolidated subsidiary. In the nine months ended September 30, 2023, we drew $120.0 million of net borrowings on the AR Facility and paid total cash dividends of $155.4 million on our common stock, the Series A Preferred Stock and vested restricted share units granted to employees.

Cash paid for income taxes was $11.4 million in the nine months ended September 30, 2024, compared to $5.9 million in the nine months ended September 30, 2023. The increase was due primarily to income tax payments related to the Transaction.

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

We do not currently use derivatives or other financial instruments to mitigate our exposure to commodity price risk. However, we do enter into contracts with commodity providers to limit our exposure to commodity price fluctuations. For the year ended December 31, 2023, such contracts accounted for 6.2% of our total utility costs. As of September 30, 2024, we had active electricity purchase agreements with fixed contract rates for locations in Illinois, New Jersey and Texas, which expire at various dates through June 2025.

Interest Rate Risk

We are subject to interest rate risk to the extent we have variable-rate debt outstanding, including under the Senior Credit Facilities and the AR Facility.

As of September 30, 2024, we had a $400.0 million variable-rate Term Loan due 2026 outstanding, which has an interest rate of 6.6% per year. An increase or decrease of 1/4% in our interest rate on the Term Loan will change our annualized interest expense by approximately $1.0 million.

As of September 30, 2024, there were $40.0 million of outstanding borrowings under the AR Facility, at a borrowing rate of 6.3%. An increase or decrease of 1/4% in our interest rate on the AR Facility will change our annualized interest expense by approximately $0.1 million. In October and November 2024, we made repayments totaling $20.0 million under the AR Facility.

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

Date: November 12, 2024