Form 10-K
period 2024-12-31
OUTFRONT Media Inc.
filed 2025-02-28
CIK 1579877

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☒
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of June 30, 2024, the last business day of the registrant's most recently completed second fiscal quarter, was $2.3 billion based upon the closing price reported for such date on the New York Stock Exchange.

As of February 27, 2025, the number of shares outstanding of the registrant’s common stock was 167,024,613.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement for the 2025 Annual Meeting of Stockholders are incorporated herein by reference into Part III of this Annual Report on Form 10-K where indicated. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant's fiscal year ended December 31, 2024.

OUTFRONT Media Inc.

Except as otherwise indicated or unless the context otherwise requires, all references in this Annual Report on Form 10-K to (i) “OUTFRONT Media,” “the Company,” “we,” “our,” “us” and “our company” mean OUTFRONT Media Inc., a Maryland corporation, and unless the context requires otherwise, its consolidated subsidiaries, and (ii) the “25 largest markets in the U.S.,” “approximately 120 markets in the U.S.” and “Nielsen Designated Market Areas” are based, in whole or in part, on Nielsen Media Research’s 2025 Designated Market Area rankings.

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
•The ability of our board of directors to revoke our REIT election at any time without stockholder approval;
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

We generally (i) own the physical billboard structures on which we display advertising copy for our customers, (ii) hold the legal permits to display advertising thereon and (iii) lease the underlying sites. These lease agreements have terms varying between one month and multiple years, and usually provide renewal options. We estimate that approximately 75% of our billboard structures in the U.S. are “legal nonconforming” billboards, meaning they were legally constructed under laws in effect at the time they were built and remain legal to operate, but could not be constructed under current laws. These structures are often located in areas where it is difficult or not permitted to build additional billboards under current laws, which enhances the value of our portfolio. We have a highly diversified portfolio of advertising sites. As of December 31, 2024, we had approximately 19,600 lease agreements with approximately 17,900 different landlords. A substantial proportion of these lease agreements allow us to abate rent and/or terminate the lease agreement in certain circumstances, which may include where the structure is obstructed, where there is a change in traffic flow and/or where the advertising value of the sign structure is otherwise impaired, providing us with flexibility in renegotiating the terms of our leases with landlords in those circumstances.

We currently manage our operations through two reportable operating segments—(1) Billboard and (2) Transit. Prior to its sale, our Canadian operations comprised our International operating segment, which did not meet the criteria to be a reportable segment and accordingly, was included in Other. Historical operating results of our Canadian operations are included in Other (see Item 8., Note 19. Segment Information to the Consolidated Financial Statements) through the date of sale. See “—Acquisition and Disposition Activity.”

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

On June 7, 2024, we sold all of our equity interests in Outdoor Systems Americas ULC and its subsidiaries (the “Transaction”), which hold all of the assets of the Company’s outdoor advertising business in Canada (the “Canadian Business”). See “—Acquisition and Disposition Activity.”

Acquisition and Disposition Activity

We regularly evaluate potential acquisitions, ranging from small transactions to larger acquisitions.

On June 7, 2024, the Company completed the sale of the Canadian Business in the Transaction. In connection with the Transaction, the Company received C$410.0 million in cash, subject to certain purchase price adjustments. (See Item 8. Note 13. Acquisitions and Dispositions: Dispositions: Canadian Business.)

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

We have deployed state-of-the-art digital transit displays in connection with several transit franchises we operate and we expect to continue these deployments over the coming years, but at a slower pace than our historical deployments. Revenues generated on our network of digital transit displays are generally higher than revenues generated on a comparable portfolio of our static transit displays.

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

Our Portfolio of Outdoor Advertising Structures and Sites

Diversification by Customer

For the year ended December 31, 2024, no individual customer represented more than 2% of total Billboard and Transit revenues. Therefore, we do not consider detailed information about any individual customer to be meaningful.

Diversification by Industry

The following table sets forth information regarding the diversification of total Billboard and Transit revenues earned among different industries for 2024, 2023 and 2022. For 2024, as a result of our diverse base of customers in the U.S., no single industry contributed more than 18% of our total Billboard and Transit revenues.

	Percentage of Total Billboard and Transit Revenues for the Year Ended December 31,
Industry	2024	2023	2022
Entertainment	18%	20%	20%
Retail	12	11	11
Health/Medical	9	9	9
Legal Services/Lawyers	8	7	5
Technology	7	6	8
Miscellaneous Service Providers	5	5	5
Restaurants	4	4	5
Automotive	3	4	4
Consumer Packaged Goods	4	4	3
Education	4	4	3
Travel	3	4	3
Financial	4	3	4
Alcohol	3	3	3
Government/Political	3	3	3
Utilities	3	3	3
Real Estate	2	2	3
Non-Profit	2	2	2
Insurance	2	2	2
Other(a)	4	4	4
Total	100%	100%	100%
(a)No single industry in “Other” individually represents more than 2% of total revenues.

Diversification by Geography
Our advertising structures and sites are geographically diversified across 34 states and Washington D.C. The following table sets forth information regarding the geographic diversification of our advertising structures and sites, which are listed in order of contributions to total revenues.

	Percentage of Total Revenues for the Year Ended December 31, 2024			Number of Displays as of December 31, 2024(a)
Location (Metropolitan Area)	Billboard	Transit	Total(b)	Billboard Displays	Transit Displays	Total Displays	Percentage of Total Displays
New York, NY	9%	57%	19%	290	310,139	310,429	55%
Los Angeles, CA	15	8	13	4,165	48,061	52,226	9
Miami, FL	6	7	6	909	20,596	21,505	4
State of New Jersey	5	<1	4	3,413	—	3,413	<1
Houston, TX	5	<1	4	1,065	166	1,231	<1
San Francisco, CA	4	3	3	992	16,110	17,102	3
Tampa, FL	3	<1	3	1,279	12	1,291	<1
Detroit, MI	4	<1	3	1,737	3,188	4,925	<1
Atlanta, GA	4	2	3	1,802	773	2,575	<1
Boston, MA	2	7	3	276	41,619	41,895	7
Dallas, TX	3	1	3	700	508	1,208	<1
Washington D.C.	<1	10	3	15	47,164	47,179	8
Chicago, IL	4	1	3	1,169	9,833	11,002	2
Phoenix, AZ	2	1	2	1,266	1,405	2,671	<1
Orlando, FL	3	<1	2	1,141	26	1,167	<1
All other United States(c)	31	3	24	19,337	20,413	39,750	7
Other(d)	—	—	<1	—	—	—	—
Total United States	100	100	98	39,556	520,013	559,569	100
Canada(e)	—	—	2	—	—	—	—
Total	100%	100%	100%	39,556	520,013	559,569	100%

Total revenues (in millions)	$1,409.3	$383.8	$1,830.9
(a)All displays, including those reserved for transit agency use.
(b)Includes revenues related to the Canadian Business and third-party digital equipment sales.
(c)No single location (metropolitan area) in “All other United States” individually represents more than 2% of total revenues.
(d)Includes revenues from third-party digital equipment sales.
(e)On June 7, 2024, we completed the sale of the Canadian Business in the Transaction. (See Item 8., Note 13. Acquisition and Dispositions: Dispositions: Canadian Business to the Consolidated Financial Statements).

The New York and Los Angeles metropolitan areas contributed 52% and 9%, respectively, of total transit revenues in 2023 and 52% and 11%, respectively, of total transit revenues in 2022. Los Angeles contributed 15% of total billboard revenues in 2023 and contributed 16% of total billboard revenues in 2022. New York contributed 10% of total billboard revenues in each of 2023 and 2022. For additional information regarding revenues for our billboard displays and transit displays by segment, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data.”

Renovation, Improvement and Development

The following table sets forth information regarding our digital displays.

	Digital Revenues (in millions) for the Year Ended			Number of Digital Displays(a) as of
Location	Digital Billboard	Digital Transit	Total Digital Revenues	Digital Billboard Displays	Digital Transit Displays	Total Digital Displays
December 31, 2024:
United States	$436.9	$164.8	$601.7	1,935	28,388	30,323
Canada(b)	11.5	1.1	12.6	—	—	—
Total	$448.4	$165.9	$614.3	1,935	28,388	30,323

December 31, 2023:
United States	$409.5	$143.7	$553.2	1,874	21,593	23,467
Canada(b)	32.2	2.9	35.1	317	101	418
Total	$441.7	$146.6	$588.3	2,191	21,694	23,885

December 31, 2022:
United States	$368.5	$137.1	$505.6	1,702	15,998	17,700
Canada(b)	32.3	2.0	34.3	268	78	346
Total	$400.8	$139.1	$539.9	1,970	16,076	18,046
(a)Digital display amounts include 6,089 displays reserved for transit agency use in 2024, 4,980 in 2023 and 4,374 in 2022. Our number of digital displays is impacted by acquisitions, dispositions, management agreements, the net effect of new and lost billboards, and the net effect of won and lost franchises in the period.
(b)On June 7, 2024, we completed the sale of the Canadian Business in the Transaction. (See Item 8., Note 13. Acquisition and Dispositions: Dispositions to the Consolidated Financial Statements).

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

We built or converted 89 digital billboard displays in the U.S. in 2024, compared to 84 digital billboard displays in the U.S. in 2023, and 110 digital billboard displays in the U.S. in 2022. Additionally, we entered into marketing arrangements to sell advertising on 21 third-party digital billboard displays in the U.S. in 2024, compared to 46 third-party digital billboard displays in the U.S. in 2023 and 85 third-party digital billboard displays in the U.S. in 2022.

We built, converted or replaced 6,664 digital transit and other displays in the U.S. in 2024, and 5,624 digital transit and other displays in the U.S. in 2023. Our total number of digital displays is impacted by acquisitions, dispositions, management agreements and the net effect of new and lost billboards and the net effect of won and lost franchises.

As of December 31, 2024, our average initial investment required for a digital billboard display is approximately $250,000.

We routinely invest capital in the maintenance and repair of our billboard and transit structures. This includes safety initiatives and replaced displays, as well as new billboard components such as panels, sections, catwalks, lighting and ladders. Our maintenance capital expenditures were $21.7 million in 2024, $30.2 million in 2023 and $25.5 million in 2022. Maintenance capital expenditures also include spending on software and technology, and office facilities renovations.

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

Seasonality

Our revenues and profits fluctuate due to seasonal advertising patterns and influences on advertising markets. Typically, our revenues and profits are highest in the fourth quarter, during the holiday shopping season, and lowest in the first quarter, as advertisers adjust on spending following the holiday shopping season. Our revenues and profits also fluctuate due to external events beyond our control.

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

Our People

As of December 31, 2024, we had a total of 2,149 employees. As of December 31, 2024, 920 employees were sales and sales-related personnel. As of December 31, 2024, 2,139, or 99.5%, of our employees were full-time employees and 10, or 0.5%, were part-time employees. Some of these employees are represented by labor unions and are subject to collective bargaining agreements.

Hiring, developing and retaining employees is important to our business. As our business grows, we place a priority on helping our employees build both their skills and careers. We provide regular and ongoing employee development and training, through among other things, our annual performance review process, and employee trainings in sales strategy, technology, safety, compliance, management and leadership skills. We also recognize the efforts of our employees with a variety of equity, cash and non-cash awards, such as our annual OUTShine! awards, our FastStart awards and our President’s Club trips.

We continually monitor our employee turnover rates. In 2024, we experienced lower total employee turnover of 12% compared to 13% in 2023 and 14% in 2022. Voluntary turnover decreased in 2024 compared to 2023 and decreased in 2023 compared to

2022. We believe that our culture, competitive compensation and development opportunities have contributed to the low turnover at the Company.

Diversity, Equity and Inclusion

We are committed to promoting an inclusive working environment. We believe that in order to effectively connect diverse audiences across markets, we need a workforce that reflects the diversity of the communities we represent and in which we operate. One of our basic principles is treating everyone with dignity and respect, and we believe it is our responsibility to respect all cultures, backgrounds, ethnicities, genders and sexual orientations. Our diversity, equity and inclusion program is led by an advisory council and the Company’s co-Chief Diversity Officers as well as our Chief Human Resources Officer, and is charged with providing programs that focus on the value of diversity, equity and inclusion to the Company’s culture, including employee resource groups, diversity and inclusion training and events, presentations by keynote speakers, and internship programs, all of which support inclusion and belonging for all employees, including members of underrepresented communities.

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

We take the health and safety of our employees very seriously. That is why we have adopted a preventive culture and follow and enforce a strict set of safety guidelines and training processes under the supervision of our Vice President of Operations Effectiveness and Safety. Our comprehensive training program is another essential aspect to promoting the safety of our employees. We require all our field operations team members to participate in an extensive training process and we reinforce and strictly manage these trainings throughout the year. Additionally, all of our company-owned vehicles have been installed with telematic monitoring systems. This allows the Company to proactively monitor our employees to ensure they are following the best practices in defensive driving, which in turn, should create a safer environment for our employees and the people in the markets we serve, along with mitigating our insurance costs.

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

As the owner or operator of various real properties and facilities, we must comply with various federal, state and local environmental, health and safety laws and regulations in the U.S.. We and our properties are subject to such laws and regulations related to the use, storage, disposal, emission and release of hazardous and nonhazardous substances and employee health and safety. Historically, with the exception of safety upgrades, we have not incurred significant expenditures to comply with these laws.

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

Financing and Leverage Policy

We may, when appropriate, employ leverage and use debt as a means to finance growth in our business, refinance existing debt, to provide additional funds to distribute to stockholders, and/or for corporate purposes. The Company, along with Outfront Media Capital LLC (“Finance LLC”) and Outfront Media Capital Corporation (“Finance Corp.” and together with Finance LLC, the “Borrowers”) and other guarantor subsidiaries party thereto, are parties to a credit agreement, dated as of January 31, 2014 (as amended, restated, amended and restated, supplemented or otherwise modified, the “Credit Agreement”), pursuant to which the Borrowers may borrow funds under a $500.0 million revolving credit facility, which matures in 2028 (the “Revolving Credit Facility”) and have incurred outstanding indebtedness of $400.0 million under a term loan due in 2026 (the “Term Loan,” together with the Revolving Credit Facility, the “Senior Credit Facilities”). Since 2014, the Borrowers have also been parties to agreements governing our standalone letter of credit facilities. As of December 31, 2024, we had issued letters of credit totaling approximately $65.0 million under our aggregate $81.0 million standalone letter of credit facilities. Additionally, since 2014, the Borrowers have issued senior notes in several private placement transactions and redeemed certain of these senior notes. As of December 31, 2024, of the senior notes issued by the Borrowers, $650.0 million aggregate principal amount of 5.000% Senior Unsecured Notes due 2027 (the “2027 Notes”), $500.0 million aggregate principal amount of 4.250% Senior Unsecured Notes due 2029 (the “2029 Notes”), $500.0 million aggregate principal amount of 4.625% Senior Unsecured Notes due 2030 (the “2030 Notes”) and $450.0 million aggregate principal amount of 7.375% Senior Secured Notes due 2031 (the “2031 Notes” and collectively with the 2027 Notes, the 2029 Notes and the 2030 Notes, the “Notes”) remain outstanding. In addition, as of December 31, 2024, we have a $150.0 million revolving accounts receivable securitization facility (the “AR Facility”), which terminates in 2027, unless further extended. We have, and from time to time we may, draw funds from the Revolving Credit Facility and/or the AR Facility or other credit facilities that we may establish for specific or general corporate purposes, subject to borrowing capacities available under these facilities. For more information, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

The Company’s Charter (as amended, our “charter”) and the Company’s Amended and Restated Bylaws (our “bylaws”) do not limit the amount or percentage of indebtedness that we may incur, nor have we adopted any policies addressing this. The Credit Agreement, the agreements governing the AR Facility and the indentures governing the Notes contain, and any future debt agreements may contain, covenants that place restrictions on us and our subsidiaries. Our board of directors may limit our debt incurrence to be more restrictive than our debt covenants allow and from time to time may modify these restrictions in light of then-current economic conditions, relative costs of debt and equity capital, market values of our properties, general conditions in the market for debt and equity securities, fluctuations in the market price of our common stock, growth and acquisition opportunities and other factors. If these restrictions are relaxed, we could become more highly leveraged, resulting in an increased risk of default on our obligations and a related increase in debt service requirements. See “Item 1A. Risk Factors.”

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

Company Securities Policies

In the future, we may issue debt securities (including senior securities), offer common stock, preferred stock, convertible securities or options to purchase common stock in exchange for property, and/or repurchase or otherwise reacquire our common stock or other securities in the open market or otherwise. Except in connection with the Notes and the Series A Preferred Stock (each as defined and described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources”), stock dividends and similar transactions, and stock-based employee and consultant compensation, in the past four years, we have not offered or issued debt securities, common stock, preferred stock, convertible securities, options to purchase common stock or any other securities in exchange for property or any other purpose. Our charter authorizes us to issue additional authorized but unissued shares of common or preferred stock. In addition, our charter permits a majority of our entire board of directors to, without common stockholder approval, amend our charter to increase or decrease the aggregate number of shares of stock or the number of shares of stock of any class or series that we have authority to issue. We have not engaged in trading, underwriting or agency distribution or sale of securities of other issuers and do not intend to do so.

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

We derive our revenues from providing advertising space to customers on out-of-home advertising structures and sites. A decline in the economic prospects of advertisers, the economy in general or the economy of any individual geographic market or industry, particularly a market or industry in which we conduct substantial business and derive a significant portion of our revenues, such as the New York and Los Angeles metropolitan areas, and the entertainment, retail and health/medical industries, could alter current or prospective advertisers’ spending priorities. See “Item 1. Business—Our Portfolio of Outdoor Advertising Structures and Sites.” In addition, disasters, acts of terrorism, disease outbreaks and pandemics (such as the COVID-19 pandemic), hostilities, wars, political uncertainty, changes in governmental fiscal and trade policies (such as tariffs), extraordinary weather events (such as hurricanes and wildfires), power outages, technological changes and shifts in market demographics and transportation patterns (including reductions in foot traffic, roadway traffic, commuting, transit ridership and overall target audiences due to remote work, safety concerns or otherwise) caused by the foregoing or otherwise, could interrupt our ability to build, deploy, and/or display advertising on, advertising structures and sites, and/or lead to a reduction in economic certainty and advertising expenditures. Any reduction in advertising expenditures could adversely affect our business, financial condition or results of operations. Further, advertising expenditure patterns may be impacted by any of these factors; for example, advertisers’ expenditures may be made with less advance notice and may become difficult to forecast from period to period. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

In addition, pandemics could impact the global economy and our business if we (i) experience a complete or partial shutdown of our ability to operate safely and securely, (ii) lose major customers and/or key personnel, (iii) experience significant disruptions (including inflationary or other price increases) with respect to our manufacturers, suppliers and related logistics that may prevent us from fulfilling our contractual obligations to our counterparties, (iv) fail to satisfy our contractual obligations and/or need to seek relief from our contractual obligations that we may be unable to receive from our counterparties, (v) fail to realize the benefits of any cost savings initiatives such as suspending, deferring and/or reducing capital expenditures and other expenses, (vi) experience impairment charges, (vii) experience a cybersecurity incident, and (viii) have difficulties accessing the capital markets and/or obtaining or incurring debt financing on reasonable pricing or other terms or at all, any of which could have a material adverse effect on our business, financial condition and results of operations. See “Our business is sensitive to a decline in advertising expenditures, general economic conditions and other external events beyond our control,” “—Operating our digital display platform may be more difficult, costly or time consuming than expected and the anticipated benefits may not be fully realized,” and “—The terms of the agreements governing our indebtedness restrict our current and future operations, particularly our ability to incur debt that we may need to fund initiatives in response to changes in our business, the industries in which we operate, the economy and governmental regulations.”

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

The outdoor advertising industry is subject to governmental regulation and enforcement at the federal, state and local levels in the U.S. These regulations have a significant impact on the outdoor advertising industry and our business. See “Part I, Item 1. Business—Regulation.” If there are changes in laws and regulations affecting outdoor advertising at any level of government (including by modification, replacement or invalidation in response to third party legal challenges, competitor lobbying efforts or otherwise), if there are changes in the enforcement of regulations or if there are allegations of noncompliance with laws or regulations that we are unable to resolve, our structures and sites could be subject to removal or modification and/or prevailing competitive conditions in our markets could be affected in a variety of ways, which could have an adverse effect on our business, financial condition and results of operations. Further, if we are unable to obtain acceptable arrangements or compensation in circumstances in which our structures and sites are subject to removal or modification, it could have an adverse effect on our business, financial condition and results of operations. In addition, governmental regulation and enforcement of advertising displays, especially digital advertising displays, may limit our ability to install new advertising displays, restrict advertising displays to governmentally controlled sites or permit the installation of advertising displays in a manner that could benefit our competitors disproportionately, any of which could have an adverse effect on our business, financial condition and results of operations. Further, as digital advertising displays are introduced into the market on a large scale, new or revised regulations could impose specific restrictions on the installation or use of digital advertising displays.

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

Operating our digital display platform for our transit franchise partners in satisfaction of our contractual obligations requires us to incur significant costs, which we may not be able to recover from our customer sales or transit franchise partners. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.” Any costs currently anticipated may significantly increase if we incur cost overruns due to (i) technical difficulties; (ii) the increased costs of data, digital displays, materials and labor; (iii) suspensions or delays in installation and/or construction caused by us, our subcontractors, our transit franchise partners or due to external events beyond anyone’s control or otherwise; (iv) insurance, bonding, compliance and litigation expenses; or (v) other factors beyond our control, which could have an adverse effect on our business, financial condition and results of operations, including cash flow timing and negative publicity. We may utilize third-party financing to fund these costs, which could subject the Company to additional costs, liabilities and risks. See —“Despite our substantial indebtedness level, we and our subsidiaries may be able to incur substantially more indebtedness, including secured indebtedness. This could further exacerbate the risks to our financial condition described above.” In addition, if we are not able to recover these costs from our customer sales or transit franchise partners, we could suffer impairment charges. For example, we have previously suffered impairment charges in connection with our agreements with our transit franchise partners, primarily our agreement with the MTA . See “—We could suffer losses due to impairment in the carrying value of our long-lived assets and goodwill.”

Further, we rely on third parties to manufacture, transport and install digital displays, and provide programmatic and direct sale advertising platform technologies for our digital display inventory, and if we are not able to engage third parties on reasonable pricing or other terms due to insufficient capacity or plant closures of a particular manufacturer, market-wide supply shortages, labor shortages, logistics disruptions, software issues, inflationary price increases, trade policy changes (such as tariffs) or otherwise, or if the third parties that we do engage fail to meet their obligations to us, whether due to external events beyond anyone’s control or otherwise, we may be unable to operate our digital display platform in an effective manner or at all, and may fail to satisfy our contractual obligations, which could have an adverse effect on our business, financial condition and results of operations.

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

Restrictions on outdoor advertising of certain products, services or other content are or may be imposed by federal, state and local laws and regulations, as well as contracts with municipalities and transit franchise partners. For example, certain classes and types of tobacco products have been effectively banned from outdoor advertising in all of the jurisdictions in which we currently do business. In addition, state and local governments in some cases limit outdoor advertising of alcohol, which represented 3% of our total revenues from our Billboard and Transit segments in 2024, 3% in 2023 and 3% in 2022. Further, certain municipalities and transit franchise partners limit issue-based outdoor advertising. Content-based restrictions could cause a reduction in our revenues from leasing advertising space on outdoor advertising displays that display such advertisements and a simultaneous increase in the available space on the existing inventory of displays in the outdoor advertising industry, which could have an adverse effect on our business, financial condition and results of operations.

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

We believe our future success depends on the continued service and skills of our management team and other key employees with experience and business relationships within their respective roles, including landlord and customer relationships. The loss of one or more of these key personnel could have an adverse effect on our business, financial condition and results of operations because of their skills, knowledge of the market, years of industry experience and the difficulty of finding qualified replacement personnel. If any of these personnel were to leave and compete with us, it could have an adverse effect on our business, financial condition and results of operations.

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

A significant portion of our assets are long-lived assets and goodwill. We test our long-lived assets for impairment whenever there is an indication that the carrying amount of the asset may not be recoverable. If business conditions or other factors cause our results of operations and/or cash flows to decline, we may be required to record a non-cash asset impairment charge. We test goodwill for impairment during the fourth quarter of each year and between annual tests if events or circumstances require an interim impairment assessment. A downward revision in the estimated fair value of a reporting unit could result in a non-cash goodwill impairment charge. For example, in 2024 and 2023, we recorded impairment charges related to our MTA asset group and our historical Transit reporting unit. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies.” Any such impairment charges could have a material adverse effect on our reported net income, operating income and our stock price.

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

Many governments, regulators, investors, employees, customers and other stakeholders are increasingly focused on environmental, social and governance considerations relating to businesses, including climate change and greenhouse gas emissions, human capital and diversity, equity and inclusion. We make statements about our environmental, social and governance goals and initiatives through information provided on our website, press statements and other communications, including our proxy statement. Responding to these environmental, social and governance considerations and implementation of these goals and initiatives involves risks and uncertainties and requires ongoing investments. The success of our goals and initiatives may be impacted by factors that are outside our control. In addition, some stakeholders may disagree with our goals and initiatives and the focus and views of stakeholders may change and evolve over time and vary by the jurisdictions in which we operate. Any failure, or perceived failure, by us to achieve our goals, further our initiatives, adhere to our public statements, comply with federal, state or local environmental, social and governance laws and regulations, or meet evolving and varied stakeholder expectations and views could have an adverse effect on our business, financial condition, results of operations and stock price.

Risks Related to Our Indebtedness

We have substantial indebtedness that could adversely affect our financial condition.

As of December 31, 2024, we had total indebtedness of approximately $2.5 billion (consisting of the Term Loan, the Notes and the AR Facility with outstanding aggregate principal balances of $400.0 million, $2.1 billion and $10.0 million, respectively), undrawn commitments under the Revolving Credit Facility of $500.0 million, excluding $5.5 million of letters of credit issued against the Revolving Credit Facility, and $140.0 million borrowing capacity remaining under the AR Facility. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

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

We and our subsidiaries may incur significant additional indebtedness in the future, including secured indebtedness. Although the Credit Agreement, the indentures governing the Notes and the agreements governing the AR Facility contain restrictions on the incurrence of additional indebtedness and additional liens, these restrictions will be subject to a number of qualifications and exceptions, and the additional indebtedness, including secured indebtedness, incurred in compliance with these restrictions could be substantial. If we incur any additional indebtedness that ranks equally with the Senior Credit Facilities, the AR Facility and/or the Notes, subject to collateral arrangements, the holders of that debt will be entitled to share ratably with existing holders of our debt in any proceeds distributed in connection with any insolvency, liquidation, reorganization, dissolution or other winding up of our business. This may have the effect of reducing the amount of proceeds paid to existing stockholders. These restrictions also will not prevent us from incurring obligations that do not constitute indebtedness. If new debt is added to our current debt levels, the related risks that we now face would increase.

Our variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly.

Borrowings under the Senior Credit Facilities and the AR Facility are at variable rates of interest and expose us to interest rate risk. If interest rates increase, as we have experienced historically, our debt service obligations on the variable rate indebtedness will increase even though the amount borrowed remains the same, and our net income and cash flows will correspondingly decrease. At our level of indebtedness, as of December 31, 2024, a 1/4% change in interest rates on our variable rate Term Loan would have resulted in a $1.0 million change in annual estimated interest expense. At our level of indebtedness, as of December

31, 2024, the impact of a 1/4% change in interest rates on our AR Facility would be immaterial. Our aggregate annual estimated interest expense will increase if we make any borrowings under our Revolving Credit Facility. We have, and may in the future, enter into interest rate swaps that involve the exchange of floating for fixed rate interest payments in order to reduce future interest rate volatility. However, we may not elect to maintain such interest rate swaps with respect to any of our variable rate indebtedness, and any swaps we enter into may not fully mitigate our interest rate risk.

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

We have entered, and may in the future enter, into hedging transactions, including without limitation, with respect to interest rate exposure and foreign currency exchange rates and on one or more of our assets or liabilities. The use of hedging transactions involves certain risks, including: (1) the possibility that the market will move in a manner or direction that would have resulted in a gain for us had a hedging transaction not been utilized, in which case our performance would have been better had we not engaged in the hedging transaction; (2) the risk of an imperfect correlation between the risk sought to be hedged and the hedging transaction used; (3) the potential illiquidity for the hedging instrument used, which may make it difficult for us to close out or unwind a hedging transaction; (4) the possibility that our counterparty fails to honor its obligations; and (5) the possibility that we may have to post collateral to enter into hedging transactions, which we may lose if we are unable to honor our obligations. In addition, as a REIT, we have limitations on our income sources, and the hedging strategies available to us will be more limited than those available to companies that are not REITs. See “—Risks Related to

Our Corporate and REIT Structure—Complying with REIT requirements may limit our ability to hedge effectively and may cause us to incur tax liabilities.”

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

For example, we previously issued and sold an aggregate of 400,000 shares of Series A Preferred Stock (as defined and described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Equity—Series A Preferred Stock Issuance”), which rank senior to our common stock with respect to dividend rights and rights on the distribution of assets on any voluntary or involuntary liquidation, dissolution or winding up of our affairs. The Series A Preferred Stock is convertible at the option of any holder at any time into shares of our common stock at an initial conversion price of $16.00 per share and an initial conversion rate of 62.50 shares of our common stock per share of Series A Preferred Stock, subject to certain anti-dilution adjustments. As of December 31, 2024, 125,000 shares of Series A Preferred Stock remained outstanding and the maximum number of shares of common stock that could be required to be issued on conversion of the outstanding shares of Series A Preferred Stock was approximately 7.8 million shares. In general, holders of shares of Series A Preferred Stock have the right to vote on matters submitted to a vote of the holders of common stock (voting together as one class) on an as-converted basis. In addition, certain actions require the approval of the holders of the outstanding Series A Preferred Stock. Further, our REIT distribution requirement may be satisfied by making distributions to our common stockholders, our preferred stockholders (including holders of Series A Preferred Stock) or a combination of our stockholders. See “—REIT distribution requirements could adversely affect our ability to execute our business plan.” Circumstances may occur in which the interests of holders of the Series A Preferred Stock could conflict with the interests of our other common stockholders.

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

If we fail to remain qualified as a REIT, we will be subject to federal, state and local income taxes as a regular corporation and could face a substantial tax liability, which would reduce the amount of cash available for distribution to our stockholders.

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

In addition, the rules dealing with federal income taxation are continually under review by persons involved in the legislative process and by the IRS and the U.S. Department of the Treasury (the “Treasury”). Although the IRS has issued a private letter ruling with respect to certain issues relevant to our ability to qualify to be taxed as a REIT, no assurance can be given that the IRS will not challenge our qualification to be taxed as a REIT in the future. Changes to the tax laws or interpretations thereof, or the IRS’s position with respect to our private letter ruling, with or without retroactive application, could materially and negatively affect our ability to qualify to be taxed as a REIT.

If we were to fail to remain qualified to be taxed as a REIT in any taxable year, we would be subject to federal, state and local income taxes on our taxable income at regular corporate rates, and dividends paid to our stockholders would not be deductible by us in computing our taxable income. Any resulting corporate tax liability could be substantial and would reduce the amount of cash available for distribution to holders of our common stock, which in turn could have an adverse impact on the value of our common stock and may require us to incur indebtedness or liquidate certain investments in order to pay such tax liability. Unless we were entitled to relief under certain Code provisions, we would also be disqualified from re-electing to be taxed as a REIT for the four taxable years following the year in which we failed to qualify to be taxed as a REIT.

REIT distribution requirements could adversely affect our ability to execute our business plan.

To maintain REIT status, we must meet a number of organizational and operational requirements, including a requirement that we annually distribute to our stockholders at least 90% of our REIT taxable income, determined without regard to the dividends-paid deduction and excluding any net capital gains. This distribution requirement may be satisfied by making distributions to our common stockholders, our preferred stockholders (including holders of Series A Preferred Stock) or a combination of our stockholders. To the extent that we satisfy this distribution requirement and qualify for taxation as a REIT but distribute less than 100% of our REIT taxable income, determined without regard to the dividends-paid deduction and including any net capital gains, we will be subject to federal, state and local income taxes on our undistributed net taxable income. In addition, we will be subject to a nondeductible 4% excise tax if the amount that we actually distribute to our stockholders in a calendar year is less than a minimum amount specified under U.S. federal tax laws.

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

As a result of the REIT organizational and operational requirements described above, we may not be able to fund future capital needs, including any necessary acquisition financing, solely from operating cash flows. Consequently, we expect to rely on third-party capital market sources for debt or equity financing to fund our business strategy. In addition, we will likely need third-party capital market sources to refinance our indebtedness at or prior to maturity. Turbulence in the economy and financial markets could adversely impact our ability to replace or renew maturing liabilities on a timely basis or access the capital markets to meet liquidity and capital expenditure requirements and may result in adverse effects on our business, financial condition and results of operations. As such, we may not be able to obtain financing on favorable terms or at all. Our access to third-party sources of capital also depends, in part, on:

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

Even if we remain qualified for taxation as a REIT, we may be subject to certain U.S. federal, state and local taxes on our income and assets, including taxes on any undistributed income and state or local income, property and transfer taxes. For example, in order to meet the REIT qualification requirements, we may hold some of our assets or conduct certain of our activities through one or more TRSs or other subsidiary corporations that will be subject to federal, state and local corporate-level income taxes as regular C corporations. In addition, we may incur a 100% excise tax on transactions with a TRS if the transactions are not conducted on an arm’s-length basis. Further, if we fail to meet the REIT income tests as a result of receiving non-qualifying income and had reasonable cause for the failure, we would be required to pay a penalty tax to retain our REIT status. Any of these taxes would decrease cash available for distribution to holders of our common stock.

Complying with REIT requirements may cause us to liquidate investments or forgo otherwise attractive investments or business opportunities.

To remain qualified to be taxed as a REIT for federal, state and local income tax purposes, we must ensure that, at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and “real estate assets” (as defined in the Code), including certain mortgage loans and securities. The remainder of our investments (other than government securities, qualified real estate assets and securities issued by a TRS) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our total assets (other than government securities, qualified real estate assets and securities issued by a TRS) can consist of the securities of any one issuer, and no more than 20% of the value of our total assets can be represented by securities of one or more TRSs. If we fail to comply with these requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. As a result, we may be required to liquidate or forgo otherwise attractive investments or business opportunities. These actions could have the effect of reducing our income and amounts available for distribution to holders of our common stock.

In addition to the assets tests set forth above, to remain qualified to be taxed as a REIT for federal, state and local income tax purposes, we must continually satisfy tests concerning, among other things, the sources of our income, the amounts we distribute to our stockholders and the ownership of our stock. We may be unable to pursue investments or business opportunities (including but not limited to certain product offerings to our customers) that would be otherwise advantageous to us in order to satisfy the source-of-income or asset-diversification requirements for qualifying to be taxed as a REIT. Accordingly, compliance with the REIT requirements may hinder our ability to make certain attractive investments, hinder our ability to pursue certain business opportunities, and/or otherwise adversely affect the manner in which we operate our business.

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

The net income of our TRSs is not required to be distributed to us, and income that is not distributed to us generally will not be subject to the REIT income distribution requirement. However, there may be limitations on our ability to accumulate earnings in our TRSs and the accumulation or reinvestment of significant earnings in our TRSs could result in adverse tax treatment. In particular, if the accumulation of cash in our TRSs causes the fair market value of our securities in our TRSs and certain other non-qualifying assets to exceed 20% of the fair market value of our assets, we would fail to remain qualified to be taxed as a REIT for federal, state and local income tax purposes.

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

Our board of directors may revoke our REIT election at any time.

Our board of directors may revoke or otherwise terminate our REIT election without approval of stockholders if it determines that it is no longer in our best interests to continue to qualify as a REIT, for example, because the REIT income and/or asset test requirements limit our operational flexibility to pursue investments and business opportunities that would otherwise be advantageous. If we cease to qualify as a REIT, we would become subject to federal, state and local income taxes on our taxable income and would no longer be required to distribute most of our net taxable income to stockholders, which may have adverse consequences on the total return to our stockholders.

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

Under the Cybersecurity Program, systems and networks under Company control are monitored for anomalies using various security tools that identify potential cybersecurity threats and alert the Company’s internal cybersecurity team to suspicious activity. If a potential cybersecurity incident is identified, it is investigated by the Company’s internal cybersecurity team (including the Company’s Chief Information Security Officer (the “CISO”)) to assess whether a cybersecurity incident has occurred, its severity and the risk involved, in accordance with internal processes and procedures and the Company’s incident response plan. The CISO is responsible for management of these cybersecurity processes, and reports to the Company’s Chief Information Officer (the “CIO”), who reports to the Company’s Chief Technology Officer (the “CTO”). The CISO and CIO will receive input from, and coordinate with, the CTO and the Company’s Chief Privacy Officer (the “CPO”), as necessary. If a cybersecurity incident is discovered, it must be reported by the CIO and the CISO to the Company’s senior management, including the CTO, the Company’s Chief Financial Officer and the Company’s General Counsel for further assessment regarding scope, mitigation, remediation and disclosure obligations, as applicable. The audit committee of our board of directors oversees the Company’s information security and cybersecurity risks, compliance and protections, and receives quarterly cybersecurity updates from the CISO and CIO (with input from the CTO and the CPO, as appropriate) and results of the Company’s incident response plan testing at least annually.

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

We primarily lease our outdoor advertising sites, but, in a few cases, we own or hold permanent easements on our outdoor advertising sites. These lease agreements have terms varying between one month and multiple years, with an average term of 8 years, and usually provide renewal options. Our lease agreements generally allow us to use the land for the construction, repair and relocation of outdoor advertising structures, including all rights necessary to access and maintain the site. Approximately 72% of our outdoor advertising site leases will expire or be subject to renewal in the next 5 years, 18% will expire or be subject to renewal in 6 to 10 years and 10% will expire or be subject to renewal in more than 10 years. There is no significant concentration of outdoor advertising sites under any one lease or with any one landlord. An important part of our business activity is to manage our lease portfolio and negotiate suitable lease renewals and extensions. For further information regarding our outdoor advertising sites and structures, see “Item 1. Business—Our Portfolio of Outdoor Advertising Structures and Sites” and “Item 1. Business—Renovation, Improvement and Development.”

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

Holders

As of February 27, 2025, we had 136 holders of record of our common stock.

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

We anticipate that our distributions generally will be taxable as ordinary income to our stockholders, although we may designate a portion of the distributions as qualified dividend income or capital gain dividends or a portion of the distributions may constitute a return of capital or be taxable as capital gain. We furnish annually to each of our stockholders a statement setting forth distributions paid during the preceding year and their characterization as ordinary income dividends, return of capital, qualified dividends, income or capital gain dividends or non-dividend distributions. Approximately 70.3% of the dividends we distributed in 2024 should be considered ordinary income by our stockholders for tax purposes, approximately 29.2% should be considered a capital gain, and approximately 0.5% should be considered a return of capital. The capital gain distribution is subject to certain recapture provisions for both individual and corporate stockholders.

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

The performance graph assumes $100 invested on December 31, 2018, in OUTFRONT Media Inc.’s common stock, Lamar Advertising Company’s common stock, Clear Channel Outdoor Holdings, Inc.’s common stock, the S&P 500, the S&P 500 Media Industry Index, and the FTSE NAREIT All Equity REITs Index, including the reinvestment of dividends, through the calendar year ended December 31, 2024.

Performance Graph
$220
$200
$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
12/31/19
12/31/20
12/31/21
12/31/22
12/31/23
12/31/24
OUTFRONT Media Inc.
Lamar Advertising Company
Clear Channel Outdoor Holdings, Inc.
S&P 500
S&P 500 Media Industry Index
FTSE NAREIT All Equity REITs Index

	Dec. 31, 2019	Dec. 31, 2020	Dec. 31, 2021	Dec. 31, 2022	Dec. 31, 2023	Dec. 31, 2024
OUTFRONT Media Inc.	$100.00	$74.04	$102.33	$67.12	$61.76	$86.90
Lamar Advertising Company	100.00	96.56	146.11	119.84	142.13	170.55
Clear Channel Outdoor Holdings, Inc.	100.00	57.69	115.73	36.71	63.64	47.90
S&P 500	100.00	118.40	152.39	124.79	157.59	197.02
S&P 500 Media Industry Index(a)	100.00	115.31	115.71	81.00	97.61	90.83
FTSE NAREIT All Equity REITs Index	100.00	94.88	134.06	100.62	112.04	117.56

(a)As of December 31, 2024, the S&P 500 Media Industry Index consists of the following companies: Charter Communications, Inc.; Comcast Corporation; Fox Corporation; Interpublic Group of Companies Inc.; News Corporation; Omnicom Group Inc; and Paramount Global.

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

Overview

OUTFRONT Media is a real estate investment trust (“REIT”), which provides advertising space (“displays”) on out-of-home advertising structures and sites in the United States (the “U.S.”) . We currently manage our operations through two reportable operating segments—(1) Billboard and (2) Transit. Prior to its sale, our Canadian operations comprised our International operating segment, which did not meet the criteria to be a reportable segment and accordingly, was included in Other. Historical operating results of our Canadian operations are included in Other (see Item 8., Note 19. Segment Information to the Consolidated Financial Statements) through the date of sale.

On June 7, 2024, we sold all of our equity interests in Outdoor Systems Americas ULC and its subsidiaries (the “Transaction”), which hold all of the assets of the Company’s outdoor advertising business in Canada (the “Canadian Business”). In connection with the Transaction, the Company received C$410.0 million in cash, subject to certain purchase price adjustments (see Item 8. Note 13. Acquisitions and Dispositions: Dispositions: Canadian Business to the Consolidated Financial Statements).

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

Economic Environment

Our revenues and operating results are sensitive to fluctuations in advertising expenditures, general economic conditions and other external events beyond our control, such as supply chain disruptions, inflationary price increases, changes in governmental fiscal and trade policies (such as tariffs), pandemics like the COVID-19 pandemic, industry shutdowns or slowdowns (including due to labor strikes), extraordinary weather events (such as hurricanes and wildfires), and shifts in market demographics and transportation patterns (including reductions in foot traffic, roadway traffic, commuting, transit ridership and overall target audiences due to remote work, safety concerns or otherwise), among other things. These sensitivities may adversely impact our revenues and operating results on a consolidated basis and/or may have a disproportionate adverse impact on our Transit segment.

We rely on third parties to manufacture, transport and install our digital displays, and provide programmatic and direct sale advertising platform technologies for our digital display inventory. Historically, we have experienced delays and price increases with respect to certain of our digital displays due to external events beyond our control. If we experience delays and/or price increases in the future, it could have an adverse effect on our business, financial condition and results of operations. See “Item 1A. Risk Factors—Risks Related to Our Business and Operations—Operating our digital display platform may be more difficult, costly or time consuming than expected and the anticipated benefits may not be fully realized.”

Historically, we have experienced inflationary increases with respect to some of our posting, maintenance and other expenses, some of our corporate expenses, and our interest expense. Our billboard property lease expenses and transit franchise expenses have been less impacted by inflation due to the long-term nature of most of our operating leases and transit franchise agreements. However, our transit franchise agreements that contain inflationary price adjustments may cause increases in our transit franchise expenses in the over the remaining terms of the agreements. Though the Company cannot reasonably estimate the full impact of inflationary increases on our business, financial condition and results of operations at this time, a portion of these increases may be fully or partially offset by increases in advertising rates on our displays and cost efficiencies.

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

We have deployed state-of-the-art digital transit displays in connection with several transit franchises we operate and we expect to continue these deployments over the coming years, but at a slower pace than our historical deployments. Revenues generated on our network of digital transit displays are generally higher than revenues generated on a comparable portfolio of our static transit displays.

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

In 2024, we built or converted 89 new digital billboard displays in the U.S. and entered into marketing arrangements to sell advertising on 21 third-party digital billboard displays in the U.S. In 2024, we built, converted or replaced 6,664 digital transit and other displays in the U.S. The following table sets forth information regarding our digital displays.

	Digital Revenues (in millions) for the Year Ended December 31, 2024			Number of Digital Displays as of December 31, 2024(a)
Location	Digital Billboard	Digital Transit	Total Digital Revenues	Digital Billboard Displays	Digital Transit Displays	Total Digital Displays
United States	$436.9	$164.8	$601.7	1,935	28,388	30,323
Canada(b)	11.5	1.1	12.6	—	—	—
Total	$448.4	$165.9	$614.3	1,935	28,388	30,323
(a)Digital display amounts include 6,089 displays reserved for transit agency use. Our number of digital displays is impacted by acquisitions, dispositions, management agreements, the net effect of new and lost billboards, and the net effect of won and lost franchises in the period.
(b)On June 7, 2024, we completed the sale of the Canadian Business in the Transaction. (See Item 8., Note 13. Acquisition and Dispositions: Dispositions to the Consolidated Financial Statements).

Our revenues and profits fluctuate due to seasonal advertising patterns and influences on advertising markets. Typically, our revenues and profits are highest in the fourth quarter, during the holiday shopping season, and lowest in the first quarter, as advertisers adjust their spending following the holiday shopping season. As described above, our revenues and profits also fluctuate due to external events beyond our control.

We have a diversified base of customers across various industries. During 2024, our largest categories of advertisers were entertainment, retail and health/medical, which represented 18%, 12%, and 9% of our total revenues from our Billboard and Transit segments, respectively. During 2023, our largest categories of advertisers were entertainment, retail and health/medical, which represented 20%, 11% and 9% of our total revenues from our Billboard and Transit segments, respectively.

Our large-scale portfolio allows our customers to reach a national audience and also provides the flexibility to tailor campaigns to specific regions or markets. In 2024, we generated approximately 42% of our total revenues from our Billboard and Transit segments from national advertising campaigns, compared to approximately 43% in 2023.

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

	Year Ended December 31,
(in millions, except percentages)	2024	2023	% Change
Revenues	$1,830.9	$1,820.6	1%
Organic revenues(a)(b)	1,796.0	1,728.5	4
Operating income (loss)	425.5	(253.2)	*
Adjusted OIBDA(b)	464.8	456.2	2
Adjusted OIBDA(b) margin	25.4%	25.1%
Net income (loss) attributable to OUTFRONT Media Inc.	258.2	(425.2)	*
Funds from operations (“FFO”)(b) attributable to OUTFRONT Media Inc.	303.6	135.2	125
Adjusted FFO (“AFFO”)(b) attributable to OUTFRONT Media Inc.	307.5	275.8	11
*Calculation is not meaningful.
(a)Organic revenues exclude revenues associated with the impact of the Transaction (“non-organic revenues”). We provide organic revenues to understand the underlying growth rate of revenue excluding the impact of non-organic revenue items. Our management believes organic revenues are useful to users of our financial data because it enables them to better understand the level of growth of our business period to period. Since organic revenues are not calculated in accordance with GAAP, it should not be considered in isolation of, or as a substitute for, revenues as an indicator of operating performance. Organic revenues, as we calculate it, may not be comparable to similarly titled measures employed by other companies.
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

Analysis of Results of Operations

Revenues

We derive Revenues primarily from providing advertising space to customers on our advertising structures and sites. Our traditional contracts with customers generally cover periods ranging from four weeks to one year. Revenues from billboard displays are recognized as rental income on a straight-line basis over the contract term. Transit display revenues are recognized based on the level of units displayed in proportion to the total units to be displayed over the contract period. Billboard display and Transit display revenues generated from programmatic advertising platforms are recognized as rental income as the related advertisement is displayed. Billboard and Transit display revenues derived from impression-based sales contracts fulfilled on direct sales advertising platforms are recognized as revenue over the contract period based pro-rata on the number of impressions delivered in proportion to the total number of impressions to be delivered. Revenues generated from programmatic advertising platforms are based on agreements with the platforms, rather than direct contracts with individual advertisers. (See Item 8., Note 12. Revenues to the Consolidated Financial Statements.)

2024 vs 2023

	Year Ended December 31,		% Change
(in millions, except percentages)	2024	2023
Total revenues	$1,830.9	$1,820.6	1%

Organic revenues(a)	$1,796.0	$1,728.5	4
Non-organic revenues	34.9	92.1	(62)
Total revenues	$1,830.9	$1,820.6	1
(a)Organic revenues exclude revenues associated with the impact of the Transaction (“non-organic revenues”).

Total revenues increased $10.3 million, or 1%, in 2024 compared to 2023, primarily due to revenue increases in our Billboard and Transit segments, partially offset by the impact of the Transaction. Organic revenues increased $67.5 million, or 4%, in 2024 compared to 2023, primarily due to revenue increases in our Billboard and Transit segments. See the “Segment Results of Operations” section of this MD&A.

In 2024 and 2023, non-organic revenues reflect the impact of the Transaction.

2023 vs 2022

	Year Ended December 31,		% Change
(in millions, except percentages)	2023	2022
Total revenues	$1,820.6	$1,772.1	3%

Organic revenues(a)	$1,805.4	$1,757.9	3
Non-organic revenues	15.2	14.2	7
Total revenues	$1,820.6	$1,772.1	3
(a)Organic revenues exclude revenues associated with a significant acquisition and the impact of foreign currency exchange rates (“non-organic revenues”).

Total revenues increased $48.5 million, or 3%, and organic revenues increased $47.5 million, or 3%, in 2023 compared to 2022, primarily due to an increase in Billboard segment revenues. See the “Segment Results of Operations” section of this MD&A.

In 2023 and 2022, non-organic revenues reflect the impact of a significant acquisition. In 2022, non-organic revenues also reflect the impact of foreign currency exchange rates.

Expenses

	Year Ended December 31,			% Change
(in millions, except percentages)	2024	2023	2022	2024 vs. 2023	2023 vs. 2022
Expenses:
Operating	$949.0	$963.1	$916.6	(1)%	5%
Selling, general and administrative	447.9	429.7	422.1	4	2
Net (gain) loss on dispositions	(160.9)	(14.2)	0.2	*	*
Impairment charges	17.9	534.7	—	*	*
Depreciation	79.5	79.3	77.4	—	2
Amortization	72.0	81.2	73.3	(11)	11
Total expenses	$1,405.4	$2,073.8	$1,489.6	(32)	39
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

	Year Ended December 31,			% Change
(in millions, except percentages)	2024	2023	2022	2024 vs. 2023	2023 vs. 2022
Operating expenses:
Billboard property lease	$482.8	$499.7	$459.9	(3)%	9%
Transit franchise	238.1	240.3	235.3	(1)	2
Posting, maintenance and other	228.1	223.1	221.4	2	1
Total operating expenses	$949.0	$963.1	$916.6	(1)	5

Billboard property lease expenses represented 34% of total billboard revenues in 2024, 35% in 2023 and 33% in 2022. The decrease in billboard property lease expenses as a percentage of total billboard revenues in 2024 compared to 2023 is primarily due to lower variable billboard property lease costs driven by higher relative revenue performance in advertising markets that have lower variable billboard property lease costs and lower revenue performance in advertising markets that have higher variable billboard property lease costs (see Item 8., Note 5. Leases to the Consolidated Financial Statements) and the impact of new and lost locations, including through acquisitions. The increase in billboard property lease expenses as a percentage of total billboard revenues in 2023 compared to 2022 is primarily due to an increase in variable billboard property lease expenses (see Item 8., Note 5. Leases to the Consolidated Financial Statements), which are primarily attributable to total billboard revenue increases in large markets and high profile locations, and the impact of new locations, including through acquisitions.

Transit franchise expenses represented 61% of total transit display revenues in 2024, 65% in 2023 and 62% in 2022. The decrease in transit franchise expenses, as a percentage of total transit display revenues in 2024 compared to 2023 was primarily driven by MTA revenues growing at a faster rate than the inflationary adjustment to the guaranteed minimum annual payments to the MTA under the MTA Agreement (as defined below), partially offset by the net impact of new and lost transit franchise contracts. The increase in transit franchise expenses, as a percentage of total transit display revenues in 2023 compared to 2022, was primarily driven by higher guaranteed minimum annual payments to the MTA.

Billboard property lease and transit franchise expenses decreased by $19.1 million in 2024 compared to 2023, primarily due to lower variable property lease expenses, the impact of the Transaction and the net impact of new and lost transit franchise contracts, partially offset by higher guaranteed minimum annual payments to the MTA and the impact of new and lost locations, including through acquisitions. Billboard property lease and transit franchise expenses increased by $44.8 million in 2023 compared to 2022, primarily due to higher variable billboard property lease expenses, the impact of new locations, including through acquisitions, and higher guaranteed minimum annual payments to the MTA.

Posting, maintenance and other expenses, as a percentage of revenues, were 12% in each of 2024, 2023 and 2022. Posting, maintenance and other expenses increased $5.0 million, or 2%, in 2024 compared to 2023, primarily due to higher compensation-related expenses, higher maintenance and utilities costs due to inflationary cost increases, and higher posting and rotation costs caused by higher business activity, partially offset by the impact of the Transaction and lower materials costs driven by lower third-party equipment sales. Posting, maintenance and other expenses increased $1.7 million, or 1%, in 2023 compared to 2022, primarily due to higher compensation-related expenses and higher maintenance and utilities cost, driven by inflationary cost increases in 2023, partially offset by lower posting and rotation costs.

Selling, General and Administrative Expenses (“SG&A”)

SG&A expenses represented 24% of Revenues in each of 2024, 2023 and 2022. SG&A expenses increased $18.2 million, or 4%, in 2024 compared to 2023, primarily due to higher compensation-related expenses, including salaries, commissions and severance, higher professional fees, as a result of a management consulting project and higher rent related to new offices, partially offset by the impact of the Transaction. SG&A expenses increased $7.6 million, or 2%, in 2023 compared to 2022, primarily due to the impact of market fluctuations on an unfunded equity-linked retirement plan offered by the Company to certain employees, higher professional fees, rent related to new offices, higher insurance costs and a higher provision for doubtful accounts, partially offset by lower compensation-related expenses. We continue to evaluate methods to lower SG&A expense growth.

Net (Gain) Loss on Dispositions

Net gain on dispositions increased by $146.7 million in 2024 compared to 2023, primarily due to the impact of the Transaction. Net gain on dispositions was $14.2 million in 2023 compared to a Net loss on dispositions of $0.2 million in 2022. The Net gain on dispositions in 2023 was primarily related to the sale of three parcels of land and the related structures in Los Angeles, California, (see Item 8., Note 13. Acquisitions and Dispositions: Dispositions: Los Angeles Office and Operations Center to the Consolidated Financial Statements) and in St. Louis, Missouri.

Impairment Charges

We recorded impairment charges of $17.9 million in 2024 and $534.7 million in 2023.

As a result of negative aggregate undiscounted cash flow forecasts related to our MTA asset group, we performed quarterly impairment analyses on the MTA asset group during the three months ended March 31, 2024 and June 30, 2024, and recorded impairment charges of $9.1 million and $8.8 million, respectively, in those periods for a total of $17.9 million in the six months ended June 30, 2024. The impairment charges recorded during 2024 represented additional MTA equipment deployment cost spending during the six months ended June 30, 2024. Our analysis performed as of September 30, 2024, and December 31, 2024, resulted in positive aggregate cash flows in excess of the carrying value of our MTA asset group. As such, no impairment charges were recorded during each of the three months ended September 30, 2024, and December 31, 2024. In 2023, we recorded impairment charges of $534.7 million, primarily representing $466.2 million of impairment charges related to our MTA asset group (see Note 4. Long-Lived Assets to the Consolidated Financial Statements) and an impairment charge of $47.6 million representing the entire goodwill balance associated with our historical Transit reporting unit.

Depreciation

Depreciation increased $0.2 million in 2024 compared to 2023, primarily due to higher depreciation related to the change in estimated useful life of certain advertising displays, partially offset by the impact of the Transaction (see Note 13. Acquisitions and Dispositions: Dispositions: Canadian Business). Depreciation increased $1.9 million, or 2%, in 2023 compared to 2022, primarily due to capital expenditures and acquisitions in 2022, partially offset by an increase in fully-depreciated assets.

Amortization

Amortization decreased $9.2 million, or 11%, in 2024 compared to 2023, due primarily to the impact of the Transaction (see Note 13. Acquisitions and Dispositions: Dispositions: Canadian Business) and lower amortization related to franchise agreements associated with the MTA, partially offset by higher amortization of leasehold interest intangibles recorded related to asset acquisitions. Amortization increased $7.9 million, or 11%, in 2023 compared to 2022, due primarily to higher amortization of leasehold interest intangibles recorded related to asset acquisitions, partially offset by lower amortization related to franchise agreements associated with the MTA.

Interest Expense

Interest expense, net, was $156.2 million (including $6.1 million of deferred financing costs) in 2024, $158.4 million (including $6.7 million of deferred financing costs) in 2023 and $131.8 million (including $6.5 million of deferred financing costs) in 2022. The decrease in Interest expense, net, in 2024 compared to 2023, was primarily due to a lower average debt balance, partially offset by higher interest rates. The increase in Interest expense, net, in 2023 compared to 2022, was primarily due to higher interest rates and a higher average debt balance.

Loss on Extinguishment of Debt

In 2024, we recorded a Loss on extinguishment of debt of $1.2 million relating to the write-off of deferred financing costs and a portion of the discount on the Term Loan (as defined below), due to prepayments on the Term Loan. In 2023, we recorded a Loss on extinguishment of debt of $8.1 million relating to the redemption of all of our outstanding 6.250% Senior Unsecured Notes due 2025 in the fourth quarter of 2023.

Benefit (Provision) for Income Taxes

Provision for income taxes increased $7.0 million, or 175%, in 2024 compared to 2023, due primarily to a gain on disposition related the Transaction. Provision for income taxes decreased $5.4 million, or 57%, in 2023 compared to 2022, due primarily to a valuation allowance against our U.S. taxable REIT subsidiary (“TRS”) accumulated deferred tax assets in 2022. The effective income tax rate was 4.1% for 2024, 0.9% for 2023 and 6.0% for 2022.

Net Income (Loss)

Net income before allocation to redeemable and non-redeemable noncontrolling interests was $258.7 million in 2024 compared to a Net loss before allocation to redeemable and non-redeemable noncontrolling interests of $424.5 million in 2023, driven by higher operating income, due primarily to higher impairment charges incurred in 2023 and a gain on disposition related to the Transaction, and a lower loss on extinguishment of debt, partially offset by a higher provision for income taxes. Net loss before allocation to redeemable and non-redeemable noncontrolling interests was $424.5 million in 2023 compared to Net income before allocation to redeemable and non-redeemable noncontrolling interests of $143.9 million in 2022, driven by lower operating income, due primarily to impairment charges and higher interest expense.

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

	Year Ended December 31,
(in millions)	2024	2023
Total revenues	$1,830.9	$1,820.6

Operating income (loss)	425.5	(253.2)
Net gain on dispositions	(160.9)	(14.2)
Impairment charges	17.9	534.7
Depreciation	79.5	79.3
Amortization	72.0	81.2
Stock-based compensation	30.8	28.4
Adjusted OIBDA	$464.8	$456.2
Adjusted OIBDA margin	25.4%	25.1%

Net income (loss) attributable to OUTFRONT Media Inc.	$258.2	$(425.2)
Depreciation of billboard advertising structures	59.5	60.2
Amortization of real estate-related intangible assets	65.5	71.1
Amortization of direct lease acquisition costs(a)	58.4	55.4
Net gain on disposition of real estate assets	(160.9)	(14.2)
Impairment charges(b)	13.1	388.2
Adjustment related to redeemable and non-redeemable noncontrolling interests	(0.3)	(0.3)
Income tax effect of adjustments(c)	10.1	—
FFO attributable to OUTFRONT Media Inc.	303.6	135.2
Non-cash portion of income taxes	(0.5)	(2.7)
Cash paid for direct lease acquisition costs(a)	(56.9)	(58.2)
Maintenance capital expenditures	(21.7)	(30.2)
Other depreciation	20.0	19.1
Other amortization	6.5	10.1
Impairment charges on non-real estate assets(b)	4.8	146.5
Stock-based compensation	30.8	28.4
Non-cash effect of straight-line rent	10.7	9.7
Accretion expense	2.9	3.1
Amortization of deferred financing costs	6.1	6.7
Loss on extinguishment of debt	1.2	8.1
AFFO attributable to OUTFRONT Media Inc.	$307.5	$275.8
(a)Variable commissions directly associated with billboard revenues.
(b)Primarily Impairment charges related to our Transit reporting unit and MTA asset group (see Note 4. Long-Lived Assets to the Consolidated Financial Statements).
(c)Income tax effect related to Net gain on disposition of real estate assets.

FFO attributable to OUTFRONT Media Inc. in 2024 of $303.6 million increased $168.4 million, or 125%, compared to 2023, due primarily to lower impairment charges on non-real estate assets. AFFO attributable to OUTFRONT Media Inc. in 2024 of $307.5 million increased $31.7 million, or 11%, compared to 2023, due primarily to higher Adjusted OIBDA, lower maintenance capital expenditures and lower cash paid for income taxes.

Segment Results of Operations

We present Adjusted OIBDA as the primary measure of profit and loss for our reportable segments. (See the “Key Performance Indicators” section of this MD&A and Item 8., Note 19. Segment Information to the Consolidated Financial Statements.)

We currently manage our operations through two reportable operating segments—(1) Billboard and (2) Transit. Prior to its sale, our Canadian operations comprised our International operating segment, which did not meet the criteria to be a reportable segment and accordingly, was included in Other. Historical operating results of our Canadian operations are included in Other (see Item 8., Note 19. Segment Information to the Consolidated Financial Statements) through the date of sale (see Item 8., Note 13. Acquisitions and Dispositions: Dispositions: Canadian Business to the Consolidated Financial Statements). Also included in Other are operating results for third-party digital equipment sales.

The following table presents our Revenues, Adjusted OIBDA and Operating income (loss) by segment in 2024, 2023 and 2022.

	Year Ended December 31,
(in millions)	2024	2023	2022
Revenues:
Billboard	$1,409.3	$1,369.7	$1,308.8
Transit	383.8	352.6	365.1
Other	37.8	98.3	98.2
Total revenues	$1,830.9	$1,820.6	$1,772.1

Operating income (loss)	$425.5	$(253.2)	$282.5
Net (gain) loss on dispositions	(160.9)	(14.2)	0.2
Impairment charges	17.9	534.7	—
Depreciation	79.5	79.3	77.4
Amortization	72.0	81.2	73.3
Stock-based compensation(a)	30.8	28.4	33.8
Total Adjusted OIBDA	$464.8	$456.2	$467.2

Adjusted OIBDA:
Billboard	$520.5	$500.6	$492.2
Transit	8.3	(16.0)	3.8
Other	2.8	23.1	20.6
Corporate	(66.8)	(51.5)	(49.4)
Total Adjusted OIBDA	$464.8	$456.2	$467.2

Operating income (loss):
Billboard	$385.9	$382.2	$377.0
Transit	(20.7)	(566.9)	(19.2)
Other	157.9	11.4	7.9
Corporate	(97.6)	(79.9)	(83.2)
Total operating income (loss)	$425.5	$(253.2)	$282.5
(a)Stock-based compensation is classified as Corporate expense.

Billboard

2024 vs 2023

	Year Ended December 31,		% Change
(in millions, except percentages)	2024	2023
Operating income	$385.9	$382.2	1%
Net gain on dispositions	(5.9)	(14.2)	(58)
Depreciation	72.5	65.6	11
Amortization	68.0	67.0	1
Adjusted OIBDA	$520.5	$500.6	4

Revenues	$1,409.3	$1,369.7	3
Operating expenses:
Billboard property lease	(472.3)	(477.3)	(1)
Posting, maintenance and other	(148.4)	(134.9)	10
Total operating expenses	(620.7)	(612.2)	1
SG&A expenses	(268.1)	(256.9)	4
Adjusted OIBDA	$520.5	$500.6	4
Adjusted OIBDA margin	36.9%	36.5%

New York metropolitan area revenues as a percentage of Billboard segment revenues	9%	10%
Los Angeles metropolitan area revenues as a percentage of Billboard segment revenues	15%	16%

Billboard segment revenues increased $39.6 million, or 3%, in 2024 compared to 2023, reflecting an increase in average revenue per display (yield), driven by the impact of programmatic and direct sale advertising platforms on digital billboard revenues, partially offset by the impact of new and lost billboards in the period, including insignificant acquisitions, and lower proceeds from condemnations. We generated approximately 39% in 2024 and 40% in 2023 of our Billboard segment revenues from national advertising campaigns.

Billboard segment property lease expenses represented 34% of Billboard segment revenues in 2024 and 35% in 2023. Billboard segment property lease expenses decreased $5.0 million, or 1%, in 2024 compared to 2023, primarily driven by lower variable lease costs. Billboard segment posting maintenance and other expenses increased $13.5 million, or 10%, in 2024 compared to 2023, primarily driven by higher compensation-related expenses, higher maintenance and utilities cost, and higher office expenses, driven by inflationary cost increases.

SG&A expenses in the Billboard segment increased $11.2 million, or 4%, in 2024 compared to 2023, primarily driven by higher compensation-related expenses and higher rent related to new offices, partially offset by lower professional fees.

Billboard segment Adjusted OIBDA increased $19.9 million, or 4%, in 2024 compared to 2023. Billboard segment Adjusted OIBDA margin was 36.9% in 2024 and 36.5% in 2023.

2023 vs 2022

	Year Ended December 31,		% Change
(in millions, except percentages)	2023	2022
Operating income	$382.2	$377.0	1%
Net gain on dispositions	(14.2)	(0.1)	*
Depreciation	65.6	59.2	11
Amortization	67.0	56.1	19
Adjusted OIBDA	$500.6	$492.2	2

Revenues	$1,369.7	$1,308.8	5

Organic revenues(a)	$1,354.5	$1,297.8	4
Non-organic revenues	15.2	11.0	38
Total revenues	1,369.7	1,308.8	5
Operating expenses:
Billboard property lease	(477.3)	(436.1)	9
Posting, maintenance and other	(134.9)	(132.5)	2
Total operating expenses	(612.2)	(568.6)	8
SG&A expenses	(256.9)	(248.0)	4
Adjusted OIBDA	$500.6	$492.2	2
Adjusted OIBDA margin	36.5%	37.6%

New York metropolitan area revenues as a percentage of Billboard segment revenues	10%	10%
Los Angeles metropolitan area revenues as a percentage of Billboard segment revenues	16%	17%
*    Calculation is not meaningful.
(a)Organic revenues associated with a significant acquisition (“non-organic revenues”).

Billboard segment revenues increased $60.9 million, or 5%, in 2023 compared to 2022, reflecting an increase in average revenue per display (yield), driven by the impact of programmatic and direct sale advertising platforms on digital billboard revenues, the impact of new and lost billboards in the period, including acquisitions, and higher proceeds from condemnations. We generated approximately 40% in each of 2023 and 2022 of our Billboard segment revenues from national advertising campaigns.

In 2023 and 2022, non-organic revenues reflect the impact of a significant acquisition.

Billboard segment property lease expenses represented 35% of Billboard segment revenues in 2023 and 33% in 2022. Billboard segment property lease expenses increased $41.2 million, or 9%, in 2023 compared to 2022, primarily driven by higher variable billboard property lease expenses. Billboard segment posting maintenance and other expenses increased $2.4 million, or 2%, in 2023 compared to 2022, primarily driven by higher compensation-related expenses and higher maintenance and utilities cost, driven by inflationary cost increases in 2023, partially offset by lower posting and rotation costs.

SG&A expenses in the Billboard segment increased $8.9 million, or 4%, in 2023 compared to 2022, primarily driven by higher insurance costs, higher compensation-related expenses, higher rent related to new offices, higher professional fees and a higher provision for doubtful accounts.

Billboard segment Adjusted OIBDA increased $8.4 million, or 2%, in 2023 compared to 2022. Billboard segment Adjusted OIBDA margin was 36.5% in 2023 and 37.6% in 2022. The decrease in Billboard segment Adjusted OIBDA margins in 2023 compared to 2022 was due primarily to a higher increase in Billboard segment operating expenses, due to an increase in Billboard segment property lease expenses, and an increase in Billboard segment SG&A expenses, compared to a lower increase in Billboard segment revenues.

Transit

2024 vs 2023

	Year Ended December 31,		% Change
(in millions, except percentages)	2024	2023
Operating loss	$(20.7)	$(566.9)	(96)%
Net loss on dispositions	0.1	—	*
Impairment charges	17.9	534.7	(97)
Depreciation	7.0	8.8	(20)
Amortization	4.0	7.4	(46)
Adjusted OIBDA	$8.3	$(16.0)	*

Revenues	$383.8	$352.6	9
Operating expenses:
Transit franchise	(236.3)	(235.6)	—
Posting, maintenance and other	(68.2)	(62.4)	9
Total operating expenses	(304.5)	(298.0)	2
SG&A expenses	(71.0)	(70.6)	1
Adjusted OIBDA	$8.3	$(16.0)	*
Adjusted OIBDA margin	2.2%	(4.5)%

New York metropolitan area revenues as a percentage of Transit segment revenues	57%	56%
Los Angeles metropolitan area revenues as a percentage of Transit segment revenues	8%	10%
*    Calculation is not meaningful.

Transit segment revenues increased $31.2 million, or 9%, in 2024 compared to 2023, primarily due to an increase in average revenue per display (yield), partially offset by the impact of new and lost transit franchise contracts in the period. We generated approximately 55% in each of 2024 and 2023 of our Transit segment revenues from national advertising campaigns.

Transit segment franchise expenses represented 62% of Transit segment revenues in 2024 and 67% in 2023. Transit segment franchise expenses increased $0.7 million in 2024 compared to 2023, primarily driven by higher guaranteed minimum annual payments to the MTA, partially offset by the net impact of new and lost transit franchise contracts. Transit segment posting, maintenance and other expenses increased $5.8 million, or 9%, in 2024 compared to 2023, primarily driven by higher posting and rotation costs, driven by higher business activity, and higher compensation-related expenses.

SG&A expenses in the Transit segment increased $0.4 million, or 1%, in 2024 compared to 2023, primarily driven by higher compensation-related expenses, partially offset by lower professional fees.

In 2024, we recorded impairment charges of $17.9 million in the Transit segment, primarily related to impairment charges with respect to our MTA asset group and our historical Transit reporting unit. In 2023, we recorded impairment charges of $534.7 million primarily related to impairment charges with respect to our MTA asset group and our historical Transit reporting unit (see Item 8., Note 4. Long-Lived Assets to the Consolidated Financial Statements).

Transit segment Adjusted OIBDA was $8.3 million in 2024 compared an Adjusted OIBDA loss of $16.0 million in 2023. The increase in Transit segment Adjusted OIBDA was due primarily to a higher increase in Transit segment revenues compared to lower increases in Transit segment SG&A expenses and guaranteed minimum annual payments to the MTA.

2023 vs 2022

	Year Ended December 31,		% Change
(in millions, except percentages)	2023	2022
Operating loss	$(566.9)	$(19.2)	*
Net loss on dispositions	—	0.3	*
Impairment charges	534.7	—	*
Depreciation	8.8	12.4	(29)%
Amortization	7.4	10.3	(28)
Adjusted OIBDA	$(16.0)	$3.8	*

Revenues	$352.6	$365.1	(3)
Operating expenses:
Transit franchise	(235.6)	(230.5)	2
Posting, maintenance and other	(62.4)	(62.5)	—
Total operating expenses	(298.0)	(293.0)	2
SG&A expenses	(70.6)	(68.3)	3
Adjusted OIBDA	$(16.0)	$3.8	*
Adjusted OIBDA margin	(4.5)%	1.0%

New York metropolitan area revenues as a percentage of Transit segment revenues	56%	55%
Los Angeles metropolitan area revenues as a percentage of Transit segment revenues	10%	12%
*    Calculation is not meaningful.

Transit segment revenues decreased $12.5 million, or 3%, in 2023 compared to 2022, driven by a decrease in average revenue per display (yield), driven by weaker market conditions in national advertising, which primarily impacted advertising sales on certain above-ground advertising displays, partially offset by the impact of a new transit franchise contract. We generated approximately 55% in 2023 and 60% in 2022 of our Transit segment revenues from national advertising campaigns.

Transit segment franchise expenses represented 67% of Transit segment revenues in 2023 and 63% in 2022. Transit segment franchise expenses increased $5.1 million, or 2%, in 2023 compared to 2022, primarily driven by higher guaranteed minimum annual payments to the MTA. Posting, maintenance and other expenses decreased $0.1 million in 2023 compared to 2022, primarily driven by higher posting and rotation costs, partially offset by higher compensation-related expenses.

SG&A expenses in the Transit segment increased $2.3 million, or 3%, in 2023 compared to 2022, primarily driven by higher professional fees, higher rent related to new offices and higher insurance costs, partially offset by lower compensation-related expenses.

In 2023, we recorded impairment charges of $534.7 million in the Transit segment, primarily related to impairment charges related to our MTA asset group and our historical Transit reporting unit (see Item 8., Note 4. Long-Lived Assets to the Consolidated Financial Statements).

Transit segment Adjusted OIBDA was a loss of $16.0 million in 2023 compared to Transit segment Adjusted OIBDA of $3.8 million in 2022. The decrease in Transit segment Adjusted OIBDA was due primarily to increases in the MTA guaranteed minimum annual payments in 2023 and an increase in Transit segment SG&A expenses, compared to a lower increase in Transit segment revenues.

Other

2024 vs 2023

	Year Ended December 31,		% Change
(in millions, except percentages)	2024	2023
Operating income	$157.9	$11.4	*
Net gain on dispositions	(155.1)	—	*
Depreciation	—	4.9	*
Amortization	—	6.8	*
Adjusted OIBDA	$2.8	$23.1	(88)%

Revenues	$37.8	$98.3	(62)

Organic revenues(a)	$2.9	$6.2	(53)
Non-organic revenues	34.9	92.1	(62)
Total revenues	37.8	98.3	(62)
Operating expenses:
Billboard property lease	(10.5)	(22.4)	(53)
Transit franchise	(1.8)	(4.7)	(62)
Posting, maintenance and other	(11.5)	(25.8)	(55)
Total operating expenses	(23.8)	(52.9)	(55)
SG&A expenses	(11.2)	(22.3)	(50)
Adjusted OIBDA	$2.8	$23.1	(88)
Adjusted OIBDA margin	7.4%	23.5%
*    Calculation is not meaningful.
(a)Organic revenues exclude the impact of the Transaction (“non-organic revenues”).

Total Other revenues decreased $60.5 million, or 62%, in 2024 compared to 2023, primarily driven by the impact of the Transaction and a decline in third-party digital equipment sales.

In 2024 and 2023, non-organic revenues reflect the impact of the Transaction.

Organic Other revenues decreased $3.3 million, or 53%, in 2024, compared to 2023, primarily driven by a decline in third-party digital equipment sales.

Other operating expenses decreased $29.1 million, or 55%, in 2024 compared to 2023, primarily driven by the impact of the Transaction and lower costs related to third-party digital equipment sales. Other SG&A expenses decreased $11.1 million, or 50%, in 2024 compared to 2023, primarily driven by the impact of the Transaction.

Other Adjusted OIBDA decreased $20.3 million, or 88%, in 2024 compared to 2023, due primarily to the impact of the Transaction and a decline in third-party digital equipment sales.

2023 vs 2022

		Year Ended December 31,		% Change
(in millions, except percentages)		2023	2022
Operating income		$11.4	$7.9	44%
Depreciation		4.9	5.8	(16)
Amortization		6.8	6.9	(1)
Adjusted OIBDA		$23.1	$20.6	12

Revenues		$98.3	$98.2	—

Organic revenues(a)		$98.3	$95.0	3
Non-organic revenues		—	3.2	*
Total revenues		98.3	98.2	—
Operating expenses:
Billboard property lease		(22.4)	(23.8)	(6)
Transit franchise		(4.7)	(4.8)	(2)
Posting, maintenance and other		(25.8)	(26.4)	(2)
Total operating expenses	Total operating expenses	(52.9)	(55.0)	(4)
SG&A expenses		(22.3)	(22.6)	(1)
Adjusted OIBDA		$23.1	$20.6	12
Adjusted OIBDA margin		23.5%	21.0%
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

Corporate

Corporate expenses primarily include expenses associated with employees who provide centralized services. Corporate expenses, excluding stock-based compensation, were $66.8 million in 2024 and $51.5 million in 2023 and $49.4 million in 2022. Corporate expenses increased $15.3 million in 2024 compared to 2023, primarily due to higher compensation-related expenses, including salaries, commissions and severance, and higher professional fees, as a result of a management consulting project. Corporate expenses increased $2.1 million in 2023 compared to 2022, primarily due to the impact of market fluctuations on an unfunded equity-linked retirement plan offered by the Company to certain employees and higher professional fees, partially offset by lower compensation-related expenses.

Liquidity and Capital Resources

	As of December 31,		%
(in millions, except percentages)	2024	2023	Change
Assets:
Cash and cash equivalents	$46.9	$36.0	30%
Receivables, less allowances of $20.6 in 2024 and $17.2 in 2023	305.3	287.6	6
Prepaid lease and transit franchise costs	4.0	4.5	(11)
Other prepaid expenses	17.8	19.2	(7)
Assets held for sale	—	34.6	*
Other current assets	11.8	15.7	(25)
Total current assets	385.8	397.6	(3)
Liabilities:
Accounts payable	51.4	55.5	(7)
Accrued compensation	56.7	41.4	37
Accrued interest	34.5	34.2	1
Accrued lease and franchise costs	82.8	80.0	4
Other accrued expenses	54.3	56.2	(3)
Deferred revenues	42.8	37.7	14
Short-term debt	10.0	65.0	(85)
Short-term operating lease liabilities	168.7	180.9	(7)
Liabilities held for sale	—	24.1	*
Other current liabilities	19.6	18.0	9
Total current liabilities	520.8	593.0	(12)
Working capital	$(135.0)	$(195.4)	(31)
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

Although we have taken several actions to date to enhance our financial flexibility and increase our liquidity, our short-term and long-term cash needs and related funding capability may be adversely affected if cash on hand and operating cash flows decrease in 2025, and our ability to issue debt and equity securities and/or borrow under our existing or new credit facilities on reasonable pricing terms, or at all, may become uncertain. (See the “Overview” section of this MD&A.)

Working capital was a deficit of $135.0 million as of December 31, 2024, compared to a deficit of $195.4 million as of December 31, 2023, primarily driven by the impact of the Transaction.

Under the current MTA agreement, which was amended in June 2020 and July 2021 and is subject to modification as agreed-upon by us and the MTA (as amended, the “MTA Agreement”):

•Deployments. We must deploy, over a number of years, (i) 5,433 digital advertising screens on subway and train platforms and entrances, (ii) 15,896 smaller-format digital advertising screens on rolling stock, and (iii) 9,283 MTA communications displays, which amounts are subject to the MTA’s ability to fulfill its pre-installation obligations under the MTA Agreement. We are also obligated to deploy certain additional digital advertising screens and MTA communications displays in subway and train stations and rolling stock that the MTA may build or acquire in the future (collectively, the “New Inventory”).

•Recoupment of Equipment Deployment Costs. We may retain incremental revenues that exceed an annual base revenue amount for the cost of deploying advertising and communications displays throughout the transit system. As presented in the table below, recoupable MTA equipment deployment costs are recorded as Prepaid MTA equipment deployment costs and Intangible assets on our Consolidated Statement of Financial Position, and as these costs are recouped from incremental revenues that the MTA would otherwise be entitled to receive, Prepaid MTA equipment deployment costs will be reduced. If incremental revenues generated over the term of the agreement are not sufficient to cover all or a portion of the equipment deployment costs, the costs will not be recouped, which could have an adverse effect on our business, financial condition and results of operations, including impairment charges (see Item 8., Note 4. Long-Lived Assets to the Consolidated Financial Statements). If we do not recoup all costs of deploying advertising and communications screens with respect to the New Inventory by the end of the term of the MTA Agreement, the MTA will be obligated to reimburse us for these costs. Deployment costs in an amount not to exceed $50.7 million, which are deemed authorized before December 31, 2020, will be paid directly by the MTA. For any deployment costs deemed authorized after December 31, 2020, the MTA and the Company will no longer be obligated to directly pay 70% and 30% of the costs, respectively, and these costs will be subject to recoupment in accordance with the MTA Agreement. We did not recoup any equipment deployment costs in 2024. In addition, we currently do not expect to recoup any equipment deployment costs throughout the remainder of the Amended Term (as defined below) of the MTA Agreement. We expect our MTA equipment deployment costs to be approximately $35.0 million in 2025. We expect MTA equipment deployment costs to be approximately $30.0 million to $40.0 million annually throughout the remainder of the Amended Term (as defined below) of the MTA Agreement and encompass replacement costs. Accordingly, we expect annual MTA equipment deployment costs will decline now that we have substantially completed our initial deployment during 2024.

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

We may utilize cash on hand and/or incremental third-party financing to fund equipment deployment costs over the next couple of years. However, we cannot reasonably estimate the aggregate financing amount, if any, at this time. As of December 31, 2024, we have issued surety bonds in favor of the MTA totaling approximately $136.0 million, which amount is subject to change as equipment installations are completed and revenues are generated. As indicated in the table below, we incurred $29.3 million related to MTA equipment deployment costs in 2024 (which includes equipment deployment costs related to future deployments), for a total of $608.9 million to date, of which $33.9 million had been recouped from incremental revenues to date. As of December 31, 2024, 26,245 digital displays had been installed, composed of 5,010 digital advertising screens on subway and train platforms and entrances, 15,224 smaller-format digital advertising screens on rolling stock and 6,011 MTA communications displays. In the fourth quarter of 2024, 900 installations occurred, for a total of 6,548 installations occurring in 2024.

As a result of negative aggregate undiscounted cash flow forecasts related to our MTA asset group, we performed quarterly impairment analyses on the MTA asset group during the three months ended March 31, 2024 and June 30, 2024, and recorded impairment charges of $9.1 million and $8.8 million, respectively, in those periods for a total of $17.9 million in the six months ended June 30, 2024. The impairment charges recorded during 2024 represented additional MTA equipment deployment cost spending during the six months ended June 30, 2024. Our analysis performed as of September 30, 2024, and December 31, 2024, resulted in positive aggregate cash flows in excess of the carrying value of our MTA asset group. As such, no impairment charges were recorded during each of the three months ended September 30, 2024, and December 31, 2024. (See the “Critical Accounting Policies” section of this MD&A and Item 8., Note 4. Long-lived Assets to the Consolidated Financial Statements.) We currently expect positive aggregate cash flows on an undiscounted basis through to the end of the Amended Term of the MTA Agreement. If our MTA performance continues to be in line with, or better than, our current model, we would not expect to incur additional impairment charges on our MTA equipment deployment cost spending. There can be no assurance that these estimates and assumptions will prove to be an accurate prediction of the future, and a downward revision of these estimates and/or assumptions would decrease our cash flows, which could result in additional impairment charges in the future.

(in millions)	Beginning Balance	Deployment Costs Incurred	Recoupment/MTA Funding	Amortization/Impairment	Reclassification	Ending Balance
Year Ended December 31, 2024:
Other current assets	$1.1	$—	$—	$—	$—	$1.1
Intangible assets (franchise agreements)	—	29.3	—	(18.5)	—	10.8
Total	$1.1	$29.3	$—	$(18.5)	$—	$11.9

Year Ended December 31, 2023:
Prepaid MTA equipment deployment costs	$363.2	$21.8	$—	$—	$(385.0)	$—
Other current assets	1.6	(0.4)	(0.1)	—	—	1.1
Intangible assets (franchise agreements)	62.0	22.3	—	(469.3)	385.0	—
Total	$426.8	$43.7	$(0.1)	$(469.3)	$—	$1.1

On February 25, 2025, we announced that our board of directors approved a quarterly cash dividend of $0.30 per share on our common stock, payable on March 31, 2025, to stockholders of record at the close of business on March 7, 2025.

Debt

Debt, net, consists of the following:

	As of December 31,
(in millions, except percentages)	2024	2023
Short-term debt:
AR Facility	$10.0	$65.0
Total short-term debt	10.0	65.0

Long-term debt:
Term loan, due 2026	$399.5	$598.9

Senior secured notes:
7.375% senior secured notes, due 2031	450.0	450.0

Senior unsecured notes:
5.000% senior unsecured notes, due 2027	650.0	650.0
4.250% senior unsecured notes, due 2029	500.0	500.0
4.625% senior unsecured notes, due 2030	500.0	500.0
Total senior unsecured notes	1,650.0	1,650.0

Debt issuance costs	(17.0)	(22.4)
Total long-term debt, net	2,482.5	2,676.5

Total debt, net	$2,492.5	$2,741.5

Weighted average cost of debt	5.4%	5.7%

	Payments Due by Period
(in millions)	Total	2025	2026-2027	2028-2029	2030 and thereafter
Long-term debt	$2,500.0	$—	$1,050.0	$500.0	$950.0
Interest	582.6	143.3	241.7	144.5	$53.1
Total	$3,082.6	$143.3	$1,291.7	$644.5	$1,003.1

Term Loan

The interest rate on the term loan due in 2026 (the “Term Loan”) was 6.1% per annum as of December 31, 2024. As of December 31, 2024, a discount of $0.5 million on the Term Loan remains unamortized. The discount is being amortized through Interest expense, net, on the Consolidated Statement of Operations. In June 2024, we prepaid $200.0 million of the outstanding principal balance on the Term Loan. In 2024, we recorded a Loss on extinguishment of debt of $1.2 million on the Consolidated Statement of Operations, relating to the write-off of deferred financing costs and a portion of the discount on the Term Loan.

Revolving Credit Facility

We also have a $500.0 million revolving credit facility, which matures in 2028 (the “Revolving Credit Facility,” together with the Term Loan, the “Senior Credit Facilities”).

As of December 31, 2024, there were no outstanding borrowings under the Revolving Credit Facility.

The commitment fee based on the amount of unused commitments under the Revolving Credit Facility was $2.0 million in 2024, $1.7 million in 2023 and $1.6 million in 2022. As of December 31, 2024, we had issued letters of credit totaling approximately $5.5 million against the letter of credit facility sublimit under the Revolving Credit Facility.

Standalone Letter of Credit Facilities

As of December 31, 2024, we had issued letters of credit totaling approximately $65.0 million under our aggregate $81.0 million standalone letter of credit facilities. The total fees under the letter of credit facilities in 2024, 2023 and 2022 were immaterial.

Accounts Receivable Securitization Facilities

As of December 31, 2024, we have a $150.0 million revolving accounts receivable securitization facility (the “AR Facility”), which terminates in June 2027, unless further extended.

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

As of December 31, 2024, there were $10.0 million of outstanding borrowings under the AR Facility, at a borrowing rate of 5.9%. As of December 31, 2024, borrowing capacity remaining under the AR Facility was $140.0 million based on approximately $345.3 million of accounts receivable that could be used as collateral for the AR Facility in accordance with the agreements governing the AR Facility. The commitment fee based on the amount of unused commitments under the AR Facility was $0.3 million in 2024, $0.2 million in 2023 and $0.3 million in 2022. In January 2025, we made a repayment of $10.0 million under the AR Facility.

Debt Covenants

Our credit agreement, dated as of January 31, 2014 (as amended, restated, amended and restated, supplemented or otherwise modified, the “Credit Agreement”), governing the Senior Credit Facilities, the agreements governing the AR Facility, and the indentures governing our senior notes contain customary affirmative and negative covenants, subject to certain exceptions, including but not limited to those that restrict the Company’s and its subsidiaries’ abilities to (i) pay dividends on, repurchase or make distributions in respect to the Company’s or its wholly-owned subsidiary, Outfront Media Capital LLC’s capital stock or make other restricted payments other than dividends or distributions necessary for us to maintain our REIT status, subject to certain conditions and exceptions, (ii) enter into agreements restricting certain subsidiaries’ ability to pay dividends or make other intercompany or third-party transfers, and (iii) incur additional indebtedness. One of the exceptions to the restriction on our ability to incur additional indebtedness is satisfaction of a Consolidated Total Leverage Ratio, which is the ratio of our consolidated total debt to our Consolidated EBITDA (as defined in the Credit Agreement) for the trailing four consecutive quarters, of no greater than 6.0 to 1.0. As of December 31, 2024, our Consolidated Total Leverage Ratio was 4.8 to 1.0, as adjusted to give pro forma effect to the Transaction, in accordance with the Credit Agreement.

The terms of the Credit Agreement (and under certain circumstances, the agreements governing the AR Facility) require that we maintain a Consolidated Net Secured Leverage Ratio, which is the ratio of (i) our consolidated secured debt (less up to $150.0 million of unrestricted cash) to (ii) our Consolidated EBITDA (as defined in the Credit Agreement) for the trailing four consecutive quarters, of no greater than 4.5 to 1.0. As of December 31, 2024, our Consolidated Net Secured Leverage Ratio was 1.5 to 1.0, as adjusted to give pro forma effect to the Transaction, in accordance with the Credit Agreement. As of December 31, 2024, we are in compliance with our debt covenants.

Deferred Financing Costs

As of December 31, 2024, we had deferred $21.0 million in fees and expenses associated with the Term Loan, the Revolving Credit Facility, the AR Facility and our senior notes. We are amortizing the deferred fees through Interest expense, net, on our Consolidated Statement of Operations over the respective terms of the Term Loan, Revolving Credit Facility, AR Facility and our senior notes.

Equity

At-the-Market Equity Offering Program

We have a sales agreement in connection with an “at-the-market” equity offering program (the “ATM Program”), under which we may, from time to time, issue and sell shares of our common stock up to an aggregate offering price of $300.0 million. We have no obligation to sell any of our common stock under the sales agreement and may at any time suspend solicitations and offers under the sales agreement. In 2024, no shares of our common stock were sold under the ATM Program. As of December 31, 2024, we had approximately $232.5 million of capacity remaining under the ATM Program.

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

Special Dividend and Reverse Stock Split

We issued 4,074,770 shares of common stock on December 31, 2024, to our common stockholders to pay the common stock portion of the Company’s special dividend of $0.75 per share on our common stock payable on December 31, 2024 (the “Special Dividend”).

To offset the dilutive impact of the Special Dividend, on January 8, 2025, we announced a 1-for-1.024549 reverse stock split on our common stock, such that every common stockholder would receive one share of common stock for every 1.024549 shares of common stock held by such common stockholder outstanding as of January 17, 2025 (the “Reverse Stock Split”). The Reverse Stock Split took effect on January 17, 2025. As a result of the Reverse Stock Split, the number of outstanding shares of Common Stock as of January 17, 2025, was reduced from 170,061,181 to 165,986,229, which is substantially similar to the outstanding shares of common stock prior to the Special Dividend. The Company’s authorized shares of common stock and par value of each share of common stock remained unchanged.

Cash Flows

The following table sets forth our cash flows in 2024 and 2023.

	Year Ended December 31,		%
(in millions, except percentages)	2024	2023	Change
Net cash flow provided by operating activities	$299.2	$254.2	18%
Net cash flow provided by (used for) investing activities	207.5	(107.5)	*
Net cash flow used for financing activities	(495.4)	(151.5)	*
Effect of exchange rate changes on cash and cash equivalents	(0.4)	0.4	*
Net increase (decrease) to cash, cash equivalents and restricted cash	$10.9	$(4.4)	*
*Calculation is not meaningful.

Cash provided by operating activities increased $45.0 million in 2024 compared to 2023, due primarily to decrease in prepaid MTA equipment deployment costs, the timing of receivables and a smaller use of cash related to accounts payable and accrued expenses, driven by lower incentive compensation payments made in 2024 related to prior year performance and higher net income, partially offset by the timing of receivables.

Cash provided by investing activities was $207.5 million in 2024 compared to Cash used for investing activities of $107.5 million in 2023, due primarily to an increase in proceeds from dispositions of $305.2 million, primarily related to the Transaction, as well as lower cash paid for acquisitions and capital expenditures.

The following table presents our capital expenditures in 2024 and 2023.

	Year Ended December 31,		%
(in millions, except percentages)	2024	2023	Change
Growth	$56.4	$56.6	—%
Maintenance	21.7	30.2	(28)
Total capital expenditures	$78.1	$86.8	(10)

Capital expenditures decreased $8.7 million, or 10%, in 2024 compared to 2023, primarily due to lower spending related to the renovation of certain office facilities and lower spending on software and technology, partially offset by increased growth in digital displays and increased maintenance spending for billboard display upgrades.

For the full year of 2025, we expect our capital expenditures to be approximately $85.0 million, which will be used primarily for new and replacement digital displays, the renovation of certain office facilities, software and technology, maintenance and safety-related projects. This estimate does not include equipment deployment costs that will be incurred in connection with the MTA Agreement (as described above).

Cash used for financing activities increased by $343.9 million in 2024 compared to 2023. In 2024, we prepaid $200.0 million on the outstanding balance of the Term Loan, made net repayments on the AR Facility of $55.0 million and paid total cash dividends of $208.4 million on our common stock, the Series A Preferred Stock and vested restricted share units granted to employees, and paid $23.9 million related to the exercise of a buy/sell arrangement by one of our joint venture partners resulting in our purchase of the outstanding noncontrolling interest in a consolidated subsidiary. In 2023, we drew $35.0 million of net borrowings on the AR Facility, received net proceeds of $50.0 million related to the offering of the 7.375% Senior Secured Notes due 2031 and the redemption of the 6.250% Senior Unsecured Notes due 2025, and paid total cash dividends of $207.0 million on our common stock, the Series A Preferred Stock, and vested restricted share units granted to employees.

Cash paid for income taxes was $11.5 million in 2024 and $6.7 million in 2023. The increase was due primarily to income tax payments related to the Transaction.

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

Total future minimum payments for rental payments under operating leases for billboard sites, office space and equipment of $2,210.5 million include $1,424.5 million for our billboard sites. (See Item 8., Note 5. Leases to the Consolidated Financial Statements.)

As of December 31, 2024, we had long-term debt of approximately $2.5 billion. Interest on the Term Loan is variable. For illustrative purposes, we are assuming an interest rate of 6.1% for all years, which reflects the interest rate as of December 31, 2024. An increase or decrease of 1/4% in the interest rate will change the annual interest expense by $1.0 million. (See Item 8., Note 8. Debt to the Consolidated Financial Statements.)

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

MTA Agreement

Under the current MTA Agreement, which is subject to modification as agreed-upon by us and the MTA, we are obligated to deploy, over a number of years, (i) 5,433 digital advertising screens on subway and train platforms and entrances, (ii) 15,896 smaller-format digital advertising screens on rolling stock, and (iii) 9,283 MTA communications displays, which amounts are subject to the MTA’s ability to fulfill its pre-installation obligations under the MTA Agreement. In addition, we are entitled to generate revenue through the sale of advertising on transit advertising displays and incur transit franchise expenses, which are calculated based on contractually stipulated percentages of revenue generated under the contract, subject to a minimum guarantee.

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

Additionally, management assesses quantitative factors by comparing revenue projections of the deployed digital displays to actual financial results. In 2023, it was determined that our MTA transit revenue recovery had stalled since our MTA transit revenue did not meet our revenue expectations, and as of June 30, 2023, our revenue pacing and outlook for the remainder of 2023 reflected a continued decline in MTA transit revenues as compared to our 2023 forecast due to the underperformance across the MTA transit system. Accordingly, in the second quarter of 2023, we updated our revenue projections to reflect no growth in 2023 followed by 5% to 10% growth throughout the remainder of the Amended Term of the MTA Agreement. As a result of the reduced revenue forecast and reduced time remaining on the Amended Term of the MTA Agreement, we did not expect to recoup any Prepaid MTA equipment deployment costs throughout the remainder of the Amended Term of the MTA Agreement. As a result, in the second quarter of 2023, we reclassified $385.0 million of Prepaid MTA equipment deployment costs to Intangible Assets. We then reviewed our MTA long-lived asset group to determine if there was a triggering event for impairment, noting that we were then projecting negative aggregate undiscounted cash flows of approximately $50.0 million through the remainder of the Amended Term of the MTA Agreement. Consequently, in the second quarter of 2023, we recorded an impairment charge of $443.1 million, representing all of our MTA long-lived asset group.

Since that time, all future deployment costs spending have and will continue to be recorded as Intangible assets rather than as Prepaid MTA equipment deployment costs until such time as we project to recoup spending from transit franchise fees that would otherwise be payable to the MTA, which we currently do not expect throughout the remainder of the Amended Term of the MTA Agreement.

We assess these equipment deployment costs for impairment each period based on the assumptions and estimates described in this section and/or other factors that may arise. As a result of our expectation of negative aggregate undiscounted cash flows related to the MTA in 2023, we recorded additional impairment charges of $12.1 million in the third quarter of 2023 and $11.0 million in the fourth quarter of 2023, for a total impairment charge related to the MTA asset group of $466.2 million during the year ended December 31, 2023. We performed quarterly impairment analyses on the MTA asset group during the three months ended March 31, 2024 and June 30, 2024, and recorded impairment charges of $9.1 million and $8.8 million, respectively, in those periods for a total of $17.9 million in the six months ended June 30, 2024. Our analysis performed as of September 30, 2024, and December 31, 2024, resulted in positive aggregate cash flows in excess of the carrying value of our MTA asset group. As such, no impairment charges were recorded during the three months ended September 30, 2024 and three months ended December 31, 2024. The total impairment charge recorded during the year ended December 31, 2024 was $17.9 million.

Our current assumption related to revenue continues to be annual growth between 5% and 10% throughout the remainder of the Amended Term of the MTA Agreement. We performed a sensitivity analysis on our MTA transit revenue assumptions, noting that a change in our annual revenue growth rate of 1% between 2025 and 2030, holding all other assumptions constant except for variable sales compensation, would result in an approximately $50.0 million aggregate change in estimated cash flows.

We currently estimate we will spend between $30.0 million to $40.0 million annually on equipment deployment costs throughout the remainder of the Amended Term of the MTA Agreement. We performed a sensitivity analysis on this assumption noting that a 10% change in our estimate of equipment deployment costs, holding all other assumptions constant, would result in an approximately $21.6 million aggregate change in estimated cash flows.

Based on the above, we currently expect positive aggregate cash flows on an undiscounted basis through to the end of the Amended Term of the MTA Agreement. If our MTA performance continues to be in line with, or better than, our current model, we would not expect to incur additional impairment charges on our MTA equipment deployment cost spending. The assumptions and estimates included in our analysis require significant judgment about future events, market conditions and financial performance. Actual results may differ from our assumptions. There can be no assurance that these estimates and assumptions will prove to be an accurate prediction of the future, and a downward revision of these estimates and/or assumptions would decrease our cash flows, which could result in additional impairment charges in the future.

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

During the first half of 2023, it was determined that our transit revenue recovery had stalled since our historical Transit reporting unit did not meet revenue expectations, and as of June 30, 2023, our pacing and outlook for the remainder of 2023 reflected a continued decline in transit revenues as compared to our 2023 forecast due to the underperformance across our transit business, including the MTA transit system. As a result, we determined that there was a triggering event requiring an interim goodwill impairment analysis of our historical Transit reporting unit. As a result of the impairment analysis performed during the second quarter of 2023, we determined that the carrying value of our historical Transit reporting unit exceeded its fair value and we recorded an impairment charge of $47.6 million in the Consolidated Statements of Operations, representing the entire goodwill balance associated with the reporting unit.

As a result of impairment charges recorded in 2023 and the sale of the Canadian Business in the Transaction, the only reporting unit with a goodwill balance is our Billboard reporting unit. In the fourth quarter of 2024, we performed a qualitative assessment on our Billboard reporting unit as the estimated fair value of the reporting unit substantially exceeded carrying value and there were no factors indicating that it was more likely than not that the reporting unit was impaired. As of December 31, 2024, the goodwill balances associated with the Billboard reporting unit was $2.0 billion on the Consolidated Statements of Financial Position.

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

As a result of negative aggregate undiscounted cash flow forecasts related to our MTA asset group, we performed quarterly impairment analyses on the MTA asset group during the three months ended March 31, 2024 and June 30, 2024, and recorded impairment charges of $9.1 million and $8.8 million, respectively, in those periods for a total of $17.9 million in the six months ended June 30, 2024. The impairment charges recorded during 2024 represented additional MTA equipment deployment cost spending during the six months ended June 30, 2024. Our analysis performed as of September 30, 2024, and December 31, 2024, resulted in positive aggregate cash flows in excess of the carrying value of our MTA asset group. As such, no impairment charges were recorded during the three months ended September 30, 2024 and December 31, 2024. In 2023, we recorded impairment charges of $486.8 million, primarily representing $466.2 million of impairment charges related to our MTA asset group. (See the “Critical Accounting Policies: MTA Agreement” section of this MD&A.)

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

We do not currently use derivatives or other financial instruments to mitigate our exposure to commodity price risk. However, we do enter into contracts with commodity providers to limit our exposure to commodity price fluctuations. For the year ended December 31, 2024, such contracts accounted for 8.2% of our total utility costs. As of December 31, 2024, we had active electricity purchase agreements with fixed contract rates for locations in Illinois, New Jersey, New York, Pennsylvania and Texas, which expire at various dates through October 2027.

Interest Rate Risk

We are subject to interest rate risk to the extent we have variable-rate debt outstanding, including under our Senior Credit Facilities and the AR Facility.

As of December 31, 2024, we had a $400.0 million variable-rate Term Loan due 2026 outstanding, which has an interest rate of 6.1% per year. An increase or decrease of 1/4% in our interest rate on the Term Loan will change our annualized interest expense by approximately $1.0 million.

As of December 31, 2024, there were $10.0 million of outstanding borrowings under the AR Facility, at a borrowing rate of 5.9%. An increase or decrease of 1/4% in our interest rate on the AR Facility would have an immaterial impact on our annualized interest expense. In January 2025, we made a repayment of $10.0 million under the AR Facility.

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

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of OUTFRONT Media Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated statements of financial position of OUTFRONT Media Inc. and its subsidiaries (the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of operations, of comprehensive income (loss), of redeemable noncontrolling interests, preferred stock and equity and of cash flows for each of the three years in the period ended December 31, 2024, including the related notes and financial statement schedules listed in the accompanying index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Revenue Recognition – US Billboard and US Transit

As described in Notes 2 and 12 to the consolidated financial statements, for the year ended December 31, 2024, the Company’s total revenue was $1,830.9 million, of which US Billboard and US Transit revenue were $1,409.3 million and $383.8 million, respectively. Billboard display revenues are derived from providing advertising space to customers on physical billboards or other outdoor structures. Billboard display revenues and installation services generated from traditional contracts are recognized on a combined basis under the lease accounting standard as rental income on a straight-line basis over the customer lease term. Transit display revenues are derived from agreements with municipalities and transit operators, which entitle the Company to operate advertising displays within their transit systems, including on the interior and exterior of rail and subway cars and buses, as well as on benches, transit shelters, street kiosks and transit platforms. Transit display revenues generated from traditional contracts are recognized based on the level of units displayed in proportion to the total units to be displayed over the contract period.

The principal considerations for our determination that performing procedures relating to US Billboard and US Transit revenue recognition is a critical audit matter are a high degree of auditor effort in performing procedures and evaluating audit evidence related to contractual arrangements and delivery of customer advertising copy to displays.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the revenue recognition process, including controls over US billboard and US transit revenue recognized for displays. These procedures also included, among others, (i) evaluating the appropriateness of the application of the Company’s accounting policies to US billboard and US transit revenue transactions; (ii) testing a sample of revenue transactions by obtaining and inspecting contractual arrangements and evaluating the appropriateness of the revenue recognized based on the terms of each arrangement; and (iii) obtaining and inspecting, for a sample of revenue transactions, source documents to support the delivery of customer advertising copy to displays.

/s/ PricewaterhouseCoopers LLP
New York, New York
February 28, 2025

We have served as the Company’s auditor since 2008.

OUTFRONT Media Inc.
Consolidated Statements of Financial Position

	As of December 31,
(in millions)	2024	2023
Assets:
Current assets:
Cash and cash equivalents	$46.9	$36.0
Receivables, less allowances of $20.6 in 2024 and $17.2 in 2023	305.3	287.6
Prepaid lease and transit franchise costs	4.0	4.5
Other prepaid expenses	17.8	19.2
Assets held for sale (Note 13)	—	34.6
Other current assets	11.8	15.7
Total current assets	385.8	397.6
Property and equipment, net (Note 3)	648.9	657.8
Goodwill (Note 4)	2,006.4	2,006.4
Intangible assets (Note 4)	652.0	695.4
Operating lease assets (Note 5)	1,503.8	1,591.9
Assets held for sale (Note 13)	—	214.3
Other assets	18.3	19.5
Total assets	$5,215.2	$5,582.9

Liabilities:
Current liabilities:
Accounts payable	$51.4	$55.5
Accrued compensation	56.7	41.4
Accrued interest	34.5	34.2
Accrued lease and franchise costs	82.8	80.0
Other accrued expenses	54.3	56.2
Deferred revenues	42.8	37.7
Short-term debt (Note 8)	10.0	65.0
Short-term operating lease liabilities (Note 5)	168.7	180.9
Liabilities held for sale (Note 13)	—	24.1
Other current liabilities	19.6	18.0
Total current liabilities	520.8	593.0
Long-term debt, net (Note 8)	2,482.5	2,676.5
Asset retirement obligation (Note 6)	33.9	33.0
Operating lease liabilities (Note 5)	1,351.8	1,417.4
Liabilities held for sale (Note 13)	—	90.9
Other liabilities	42.2	42.0
Total liabilities	4,431.2	4,852.8

Commitments and contingencies (Note 18)

Redeemable noncontrolling interests (Notes 9 and 20)	13.6	31.3
Preferred stock (2024 - 50.0 shares authorized, and 0.1 shares of Series A Preferred Stock issued and outstanding; 2023 - 50.0 shares authorized, and 0.1 shares of Series A Preferred Stock issued and outstanding) (Note 11)	119.8	119.8
Stockholders’ equity (Note 11):
Common stock (2024 - 450.0 shares authorized, and 166.0 shares issued and outstanding; 2023 - 450.0 shares authorized, and 161.1 shares issued or outstanding)	1.7	1.7
Additional paid-in capital	2,493.6	2,402.5
Distribution in excess of earnings	(1,846.2)	(1,821.1)
Accumulated other comprehensive loss (Note 10)	(0.1)	(5.8)
Total stockholders’ equity	649.0	577.3
Noncontrolling interests	1.6	1.7
Total liabilities and equity	$5,215.2	$5,582.9
See accompanying notes to consolidated financial statements.

OUTFRONT Media Inc.
Consolidated Statements of Operations

	Year Ended December 31,
(in millions, except per share amounts)	2024	2023	2022
Revenues	$1,830.9	$1,820.6	$1,772.1
Expenses:
Operating	949.0	963.1	916.6
Selling, general and administrative	447.9	429.7	422.1
Net (gain) loss on dispositions	(160.9)	(14.2)	0.2
Impairment charges	17.9	534.7	—
Depreciation	79.5	79.3	77.4
Amortization	72.0	81.2	73.3
Total expenses	1,405.4	2,073.8	1,489.6
Operating income (loss)	425.5	(253.2)	282.5
Interest expense, net	(156.2)	(158.4)	(131.8)
Loss on extinguishment of debt	(1.2)	(8.1)	—
Other income (loss), net	1.0	0.3	(0.2)
Income (loss) before benefit (provision) for income taxes and equity in earnings of investee companies	269.1	(419.4)	150.5
Provision for income taxes	(11.0)	(4.0)	(9.4)
Equity in earnings of investee companies, net of tax	0.6	(1.1)	2.8
Net income (loss) before allocation to redeemable and non-redeemable noncontrolling interests	258.7	(424.5)	143.9
Net income attributable to redeemable and non-redeemable noncontrolling interests	0.5	0.7	1.2
Net income (loss) attributable to OUTFRONT Media Inc.	$258.2	$(425.2)	$142.7

Net income (loss) per common share:
Basic	$1.54	$(2.70)	$0.83
Diluted	$1.51	$(2.70)	$0.83

Weighted average shares outstanding:
Basic	161.9	161.0	157.2
Diluted	170.8	161.0	157.9
See accompanying notes to consolidated financial statements.

OUTFRONT Media Inc.
Consolidated Statements of Comprehensive Income (Loss)

	Year Ended December 31,
(in millions)	2024	2023	2022
Net income (loss) before allocation to redeemable and non-redeemable noncontrolling interests	$258.7	$(424.5)	$143.9
Net income attributable to redeemable and non-redeemable noncontrolling interests	0.5	0.7	1.2
Net income (loss) attributable to OUTFRONT Media Inc.	258.2	(425.2)	142.7
Other comprehensive income (loss), net of tax:
Cumulative translation adjustments	(4.0)	3.1	(7.9)
Write-off of currency translation losses related to a disposition	10.1	—	—
Net actuarial gain	0.2	0.2	2.8
Write off of net actuarial gain related to a disposition	(0.6)	—	—
Change in fair value of interest rate swap agreements	—	—	0.4
Total other comprehensive income (loss), net of tax	5.7	3.3	(4.7)
Total comprehensive income (loss)	$263.9	$(421.9)	$138.0
See accompanying notes to consolidated financial statements.

OUTFRONT Media Inc.
Consolidated Statements of Redeemable Noncontrolling Interests, Preferred Stock and Equity

				Stockholders’ Equity
(in millions, except per share amounts)	Redeemable Non-Controlling Interests	Shares of Series A Preferred Stock	Series A Preferred Stock ($0.01 per share par value)	Shares of Common Stock	Common Stock $0.01 per share par value)	Additional Paid-In Capital	Distribution in Excess of Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Non-Controlling Interests
Balance as of December 31, 2021	$24.3	0.4	$383.4	142.1	$1.5	$2,097.2	$(1,122.0)	$(4.4)	$972.3	$10.5
Net income	1.2	—	—	—	—	—	142.7	—	142.7	—
Other comprehensive loss	—	—	—	—	—	—	—	(4.7)	(4.7)	—
Stock-based payments:
Vested	—	—	—	1.2	—	—	—	—	—	—
Amortization	—	—	—	—	—	33.8	—	—	33.8	—
Shares paid for tax withholding for stock-based payments	—	—	—	(0.4)	—	(11.8)	—	—	(11.8)	—
Class A equity interest redemptions	—	—	—	0.4	—	8.6	—	—	8.6	(8.6)
Series A Preferred Stock Conversions	—	(0.3)	(266.8)	17.0	0.1	266.7	—	—	266.8	—
Series A Preferred Stock dividends (7%)	—	—	3.2	—	—	—	(12.0)	—	(12.0)	—
Dividends ($1.20 per share)	—	—	—	—	—	—	(197.3)	—	(197.3)	—
Adjustment to redeemable value of noncontrolling interests	3.2	—	—	—	—	(3.2)	—	—	(3.2)	—
Other	(1.5)			—	—	—	—	—	—	(0.1)
Balance as of December 31, 2022	27.2	0.1	119.8	160.3	1.6	2,391.3	(1,188.6)	(9.1)	1,195.2	1.8
Net income (loss)	0.7	—	—	—	—	—	(425.2)	—	(425.2)	—
Other comprehensive income	—	—	—	—	—	—	—	3.3	3.3	—
Stock-based payments:
Vested	—	—	—	1.6	0.1	—	—	—	0.1	—
Amortization	—	—	—	—	—	28.4	—	—	28.4	—
Shares paid for tax withholding for stock-based payments	—	—	—	(0.8)	—	(12.5)	—	—	(12.5)	—
Series A Preferred Stock dividends (7%)	—	—	—	—	—	—	(8.8)	—	(8.8)	—
Dividends ($1.20 per share)	—	—	—	—	—	—	(198.5)	—	(198.5)	—
Adjustment to redeemable value of noncontrolling interests	4.7	—	—	—	—	(4.7)	—	—	(4.7)	—
Other	(1.3)	—	—	—	—	—	—	—	—	(0.1)
Balance as of December 31, 2023	31.3	0.1	$119.8	161.1	$1.7	$2,402.5	$(1,821.1)	$(5.8)	$577.3	$1.7

OUTFRONT Media Inc.
Consolidated Statements of Redeemable Noncontrolling Interests, Preferred Stock and Equity (Continued)

				Stockholders’ Equity
(in millions, except per share amounts)	Redeemable Non-Controlling Interests	Shares of Series A Preferred Stock	Series A Preferred Stock ($0.01 per share par value)	Shares of Common Stock	Common Stock ($0.01 per share par value)	Additional Paid-In Capital	Distribution in Excess of Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Non-Controlling Interests
Balance as of December 31, 2023	$31.3	0.1	$119.8	161.1	$1.7	$2,402.5	$(1,821.1)	$(5.8)	$577.3	$1.7
Net income	0.5	—	—	—	—	—	258.2	—	258.2	—
Other comprehensive income	—	—	—	—	—	—	—	5.7	5.7	—
Stock-based payments:
Vested	—	—	—	1.5	—	—	—	—	—	—
Amortization	—	—	—	—	—	30.8	—	—	30.8	—
Shares paid for tax withholding for stock-based payments		—	—	(0.6)	—	(7.8)	—	—	(7.8)	—
Purchase of non-controlling interest	(24.6)	—	—	—	—	0.3	—	—	0.3	—
Series A Preferred Stock dividends (7%)	—	—	—	—	—	—	(8.8)	—	(8.8)	—
Dividends ($1.65 per share)	—	—	—	4.0	—	74.7	(274.5)	—	(199.8)	—
Adjustment to redeemable value of noncontrolling interests	6.9	—	—	—	—	(6.9)	—	—	(6.9)	—
Other	(0.5)	—	—	—	—	—	—	—	—	(0.1)
Balance as of December 31, 2024	$13.6	0.1	$119.8	166.0	$1.7	$2,493.6	$(1,846.2)	$(0.1)	$649.0	$1.6

See accompanying notes to consolidated financial statements.

OUTFRONT Media Inc.
Consolidated Statements of Cash Flows

	Year Ended December 31,
(in millions)	2024	2023	2022
Operating activities:
Net income (loss) attributable to OUTFRONT Media Inc.	$258.2	$(425.2)	$142.7
Adjustments to reconcile net income (loss) to net cash flow provided by operating activities:
Net income attributable to redeemable and non-redeemable noncontrolling interests	0.5	0.7	1.2
Depreciation and amortization	151.5	160.5	150.7
Deferred tax (benefit) provision	(1.2)	(0.1)	4.7
Stock-based compensation	30.8	28.4	33.8
Provision for doubtful accounts	5.7	5.8	4.9
Accretion expense	2.9	3.1	2.8
Net (gain) loss on dispositions	(160.9)	(14.2)	0.2
Impairment charges	—	511.4	—
Loss on extinguishment of debt	1.2	8.1	—
Equity in earnings of investee companies, net of tax	(0.6)	1.1	(2.8)
Distributions from investee companies	1.1	1.0	1.9
Amortization of deferred financing costs and debt discount	6.1	6.7	6.5
Change in assets and liabilities, net of investing and financing activities:
Increase in receivables	(23.3)	(4.0)	(11.2)
Increase in prepaid MTA equipment deployment costs	—	(21.8)	(83.4)
(Increase) decrease in prepaid expenses and other current assets	0.1	(4.9)	6.0
Increase (decrease) in accounts payable and accrued expenses	13.7	(9.2)	4.9
Increase (decrease) in operating lease assets and liabilities	10.2	10.6	(15.4)
Increase in deferred revenues	5.1	3.5	4.5
Increase (decrease) in income taxes	0.7	(2.6)	1.3
Decrease in assets and liabilities held for sale, net	(2.1)	—	—
Other, net	(0.5)	(4.7)	0.8
Net cash flow provided by operating activities	299.2	254.2	254.1

Investing activities:
Capital expenditures	(78.1)	(86.8)	(89.8)
Acquisitions	(19.5)	(33.7)	(353.9)
MTA franchise rights	(12.0)	0.6	(6.8)
Proceeds from dispositions	317.6	12.4	1.3
Investment in investee companies	(1.2)	—	(0.3)
Return of investment in investee companies	0.7	—	—
Net cash flow provided by (used for) investing activities	207.5	(107.5)	(449.5)

Financing activities:
Proceeds from long-term debt borrowings	—	450.0	—
Repayments of long-term debt borrowings	(200.0)	(400.0)	—
Proceeds from borrowings under short-term debt facilities	145.0	120.0	30.0
Repayments of borrowings under short-term debt facilities	(200.0)	(85.0)	—
Payments of deferred financing costs	(0.3)	(10.7)	(0.4)
Payments of debt extinguishment charges	—	(6.3)	—
Taxes withheld for stock-based compensation	(7.8)	(12.5)	(11.8)
Purchase of redeemable noncontrolling interest	(23.9)	—	—
Dividends	(208.4)	(207.0)	(205.8)
Net cash flow used for financing activities	(495.4)	(151.5)	(188.0)

OUTFRONT Media Inc.
Consolidated Statements of Cash Flows (Continued)

	Year Ended December 31,
(in millions)	2024	2023	2022
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(0.4)	0.4	(1.0)
Net increase (decrease) in cash, cash equivalents and restricted cash	10.9	(4.4)	(384.4)
Cash, cash equivalents and restricted cash at beginning of year	36.0	40.4	424.8
Cash, cash equivalents and restricted cash at end of year	$46.9	$36.0	$40.4

Supplemental disclosure of cash flow information:
Cash paid for income taxes (Note 16)	$11.5	$6.7	$3.3
Cash paid for interest	151.6	150.7	126.3

Non-cash investing and financing activities:
Accrued purchases of property and equipment	$7.0	$7.7	$8.4
Accrued MTA franchise rights	1.9	3.0	3.1

See accompanying notes to consolidated financial statements.

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements

Note 1. Description of Business and Basis of Presentation

Description of Business

OUTFRONT Media Inc. (the “Company”) and its subsidiaries (collectively, “we,” “us” or “our”) is a real estate investment trust (“REIT”), which provides advertising space (“displays”) on out-of-home advertising structures and sites in the United States (the “U.S.”). Our inventory consists of billboard displays, which are primarily located on the most heavily traveled highways and roadways in top Nielsen Designated Market Areas (“DMAs”), and transit advertising displays operated under exclusive multi-year contracts with municipalities in large cities across the U.S. In total, we have displays in all of the 25 largest markets in the U.S. and approximately 120 markets across the U.S. We currently manage our operations through two reportable operating segments—(1) Billboard and (2) Transit. Prior to its sale, our Canadian operations comprised our International operating segment, which did not meet the criteria to be a reportable segment and accordingly, was included in Other. Historical operating results of our Canadian operations are included in Other through the date of sale.

On June 7, 2024, we sold all of our equity interests in Outdoor Systems Americas ULC and its subsidiaries (the “Transaction”), which hold all of the assets of the Company’s outdoor advertising business in Canada (the “Canadian Business”). (See Note 13. Acquisitions and Dispositions: Dispositions: Canadian Business.)

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

On January 17, 2025, the Company effected a Reverse Stock Split (as defined below) of the Company’s common stock (see Note 11. Equity). All shares of the Company’s common stock and per-share data included in these consolidated financial statements have been retroactively adjusted as though the Reverse Stock Split has been effected prior to all periods presented.

Revision of Previously Issued Financial Information

In the third quarter of 2024, we identified an error related to the accounting for noncontrolling interests in our consolidated joint ventures, which include buy/sell clauses. The error related to the appropriate classification of these noncontrolling interests as redeemable and recognition of these redeemable noncontrolling interests at the maximum redemption value for each period. The Company assessed the materiality of the error on its previously issued financial statements in accordance with the SEC’s Staff Accounting Bulletin (“SAB”) No. 99 and SAB No. 108 and concluded that the amount was not material, individually or in the aggregate, to any of its previously issued financial statements, but would have been material to certain of our financial statements in the current period. Accordingly, we have revised our previously issued financial information. All relevant prior period amounts affected by these revisions have been corrected in the applicable Notes to the Consolidated Financial Statements, as appropriate. Any prior periods not presented herein may be revised in future filings to the extent necessary. (See Note 20. Revised Consolidated Financial Information.)

As previously disclosed, for the three months ended March 31, 2023, the Company recorded an out-of-period adjustment relating to variable billboard property lease costs and accrued lease and franchise costs in 2022, resulting in a $5.2 million increase in operating expenses for the three months ended March 31, 2023. The Company assessed the materiality of the amount reflected in this adjustment on its previously issued financial statements in accordance with the SEC’s SAB No. 99 and SAB No. 108 and concluded that the amount was not material, individually or in the aggregate, to any of its previously issued

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements (Continued)
financial statements. In the third quarter of 2024, we voluntarily revised our previously issued financial information to reflect the out-of-period adjustment amount. Prior periods not presented herein will be voluntarily revised, as applicable, in future filings. (See Note 20. Revised Consolidated Financial Information.)

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

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements (Continued)
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

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements (Continued)

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

Redeemable Noncontrolling Interests—Independent noncontrolling stockholders in certain consolidated subsidiaries of the Company have buy/sell arrangements under their respective joint venture operating agreements that allow them to sell their equity interests to the Company upon the satisfaction of certain conditions, principally the passage of time. To the extent that the redemption amount of these interests exceeds the value determined by normal noncontrolling interest accounting, the value of such interests is adjusted to the redemption amount with a corresponding adjustment to Additional Paid-In Capital on our Consolidated Statements of Financial Position. To the extent that the noncontrolling interests’ buy/sell arrangement redemption amount is correlated with the estimated fair value of the subsidiary or its underlying assets, we have used the market method to estimate such fair values.

Revenue Recognition—We derive Revenues from the following sources: (i) billboard displays, (ii) transit displays, and (iii) other.

Billboard display revenues are derived from providing advertising space to customers on our physical billboards or other outdoor structures. We generally (i) own the physical structures on which we display advertising copy for our customers, (ii) hold the legal permits to display advertising thereon, and (iii) lease the underlying sites. Billboard display revenues and installation services generated from traditional contracts are recognized on a combined basis under the lease accounting standard as rental income on a straight-line basis over the customer lease term.

Transit display revenues are derived from agreements with municipalities and transit operators, which entitle us to operate advertising displays within their transit systems, including on the interior and exterior of rail and subway cars and buses, as well as on benches, transit shelters, street kiosks and transit platforms. Transit display contracts typically require the installation and delivery of multiple advertising displays, for which locations are not specifically identified. Installation services are highly interdependent with the provision of advertising space, and therefore the installation and display of advertising is recognized as a single performance obligation. Transit display revenues generated from traditional contracts are recognized based on the level of units displayed in proportion to the total units to be displayed over the contract period.

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements (Continued)
Billboard display and Transit display revenues generated from programmatic advertising platforms are recognized as rental income as the related advertisement is displayed. Billboard and Transit display revenues derived from impression-based sales contracts fulfilled on direct sales advertising platforms are recognized as revenue over the contract period based pro-rata on the number of impressions delivered in proportion to the total number of impressions to be delivered. Revenues generated from programmatic advertising platforms are based on agreements with the platforms, rather than direct contracts with individual advertisers.

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

Our traditional billboard display and transit display contracts with customers range from four weeks to one year and billing commences at the beginning of the contract term, with payment generally due within 30 days of billing. For the majority of our contracts, transaction prices are explicitly stated. Any contracts with transaction prices that contain multiple performance obligations are allocated primarily based on a relative standalone selling price basis.

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

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements (Continued)

Income Taxes—As a REIT, we generally will not be subject to federal, state and local income tax on our REIT taxable income that we distribute to our stockholders. We have elected to treat our subsidiaries that participate in certain non-REIT qualifying activities, and certain of our foreign subsidiaries, as taxable REIT subsidiaries (“TRSs”). As such, the taxable income of our TRSs will be subject to federal, state and local income taxation at regular corporate rates.

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

Asset Retirement Obligation—An asset retirement obligation is established for the estimated future obligation, upon termination or non-renewal of a lease, associated with removing structures from the leased property and, when required by the contract, the cost to return the leased property to its original condition. These obligations are recorded at their present value in the period in which the liability is incurred and are initially recorded as part of the related assets’ carrying value. Accretion of the liability is recognized in selling, general and administrative expenses and the capitalized cost is depreciated over the expected useful life of the related asset.

Stock-based Compensation—We measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost is recognized over the vesting period during which an employee is required to provide service in exchange for the award.

Adoption of New Accounting Standards

In the fourth quarter of 2024, we adopted the FASB’s guidance to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. (See Note 19. Segment Information.)

Recent Pronouncements

In November 2024 and January 2025, the FASB issued guidance to improve disclosure of expenses by providing more detailed information about specific expense categories included in commonly presented financial statement expense captions in the notes to the financial statements. The guidance is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. This guidance does not change or remove current expense disclosure requirements and will not have any impact on our consolidated financial statements.

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

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements (Continued)
Note 3. Property and Equipment, Net

The table below presents the balances of major classes of assets and accumulated depreciation.

	As of December 31,
(in millions)	2024	2023
Land	$110.2	$110.1
Buildings and improvements	47.1	42.7
Advertising structures	1,752.8	1,716.2
Furniture, equipment and other	186.8	173.9
Construction in progress	32.9	39.5
	2,129.8	2,082.4
Less accumulated depreciation	1,480.9	1,424.6
Property and equipment, net	$648.9	$657.8

Depreciation expense was $79.5 million in 2024, $79.3 million in 2023 and $77.4 million in 2022.

Note 4. Long-Lived Assets

Goodwill

For the years ended December 31, 2024 and 2023, the changes in the book value of goodwill by segment were as follows:

(in millions)	Billboard	Transit	Other	Total
As of December 31, 2022	$2,006.4	$47.6	$22.4	$2,076.4
Dispositions(a)	—	—	(22.9)	(22.9)
Currency translation adjustments	—	—	0.5	0.5
Impairment	—	(47.6)	—	(47.6)
As of December 31, 2023	2,006.4	—	—	2,006.4
As of December 31, 2024	$2,006.4	$—	$—	$2,006.4
(a)In 2023, in connection with the Transaction, Goodwill in Other was reclassified as Assets held for sale on the Consolidated Statement of Financial Position. (See Note 13. Acquisitions and Dispositions: Dispositions: Canadian Business.)

As a result of an impairment analysis performed during the second quarter of 2023, we determined that the carrying value of our historical Transit reporting unit exceeded its fair value and we recorded an impairment charge of $47.6 million in the Consolidated Statements of Operations.

In the fourth quarter of 2024, we performed a qualitative assessment of our Billboard reporting unit for possible goodwill impairment and no additional goodwill impairment was identified.

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

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements (Continued)
Our identifiable intangible assets consist of the following:

(in millions)	Gross	Accumulated Amortization	Impairment	Net
As of December 31, 2024:
Permits and leasehold agreements	$1,535.9	$(935.7)	$—	$600.2
Franchise agreements(a)	888.8	(360.9)	(485.8)	42.1
Other intangible assets	19.5	(9.8)	—	9.7
Total intangible assets	$2,444.2	$(1,306.4)	$(485.8)	$652.0

As of December 31, 2023:
Permits and leasehold agreements	$1,535.5	$(893.8)	$—	$641.7
Franchise agreements(a)	934.8	(426.4)	(467.9)	40.5
Other intangible assets	19.5	(6.3)	—	13.2
Total intangible assets	$2,489.8	$(1,326.5)	$(467.9)	$695.4
(a)We reclassified all Prepaid MTA equipment deployment costs (see Note 18. Commitments and Contingencies) and recorded impairments in the second, third and fourth quarters of 2023, as well as the first and second quarters of 2024, due to the long-term outlook of our Transit reporting unit.

In 2024, we acquired 21 displays, resulting in amortizable intangible assets for permits and leasehold agreements, and other intangible assets of $16.7 million, which are amortized using the straight-line method over their estimated useful lives, an average period of 18.1 years.

All of our intangible assets, except goodwill, are subject to amortization. Amortization expense was $72.0 million in 2024, $81.2 million in 2023 and $73.3 million in 2022.

As a result of negative aggregate undiscounted cash flow forecasts related to our MTA asset group, we performed quarterly impairment analyses on the MTA asset group during the three months ended March 31, 2024 and June 30, 2024, and recorded impairment charges of $9.1 million and $8.8 million, respectively, in those periods for a total of $17.9 million in the six months ended June 30, 2024. The impairment charges recorded during 2024 represented additional MTA equipment deployment cost spending during the six months ended June 30, 2024. Our analysis performed as of September 30, 2024, and December 31, 2024, resulted in positive aggregate cash flows in excess of the carrying value of our MTA asset group. As such, no impairment charges were recorded during each of the three months ended September 30, 2024, and December 31, 2024. In 2023, we recorded impairment charges of $486.8 million, primarily representing $466.2 million of impairment charges related to our MTA asset group.
We expect our aggregate annual amortization expense for intangible assets for each of the years 2025 through 2029, to be as follows:

(in millions)	2025	2026	2027	2028	2029
Amortization expense	$67.5	$62.9	$58.1	$53.9	$50.7

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements (Continued)
Note 5. Leases

Lessee

The following table presents our operating lease assets and liabilities:

	As of
(in millions, except years and percentages)	December 31, 2024	December 31, 2023
Operating lease assets	$1,503.8	$1,591.9
Short-term operating lease liabilities	168.7	180.9
Non-current operating lease liabilities	1,351.8	1,417.4

Weighted-average remaining lease term	10.8 years	10.9 years
Weighted-average discount rate	6.4%	6.2%

The components of our lease expenses were as follows:

	Year Ended December 31,
(in millions)	2024	2023	2022
Operating expenses	$481.4	$497.7	$456.7
Selling, general and administrative expenses	13.8	13.0	10.5
Variable costs	125.8	138.5	119.0

Cash paid for operating leases	485.3	486.6	458.2
Leased assets obtained in exchange for new operating lease liabilities	193.9	397.2	285.1

In 2024, 2023 and 2022, sublease income related to office properties was immaterial.

As of December 31, 2024, minimum rental payments under operating leases are as follows:

(in millions)	Operating Leases
2025	$258.2
2026	258.9
2027	236.9
2028	196.1
2029	174.9
2030 and thereafter	1,085.5
Total operating lease payments	2,210.5
Less: Interest	690.0
Present value of lease liabilities	$1,520.5

Lessor

We recorded rental income of $1,336.9 million in 2024, $1,349.3 million in 2023 and $1,321.1 million in 2022 in Revenues on our Consolidated Statement of Operations.

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements (Continued)
As of December 31, 2024, rental payments to be received under non-cancellable operating leases are as follows:

(in millions)	Rental Income
2025	$509.8
2026	37.6
2027	10.6
2028	3.8
2029	3.0
2030 and thereafter	10.1
Total minimum payments	$574.9

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

	Year Ended December 31,
(in millions)	2024	2023
Balance, at beginning of period	$33.0	$37.8
Accretion expense	2.9	3.1
Additions	0.3	0.2
Liabilities settled	(2.1)	(8.2)
Foreign currency translation adjustments	(0.2)	0.1
Balance, at end of period	$33.9	$33.0

Note 7. Related Party Transactions

On January 18, 2023, we entered into a transaction with an affiliate of Providence Equity Partners L.L.C. (the “Providence Affiliate”) in connection with the Providence Affiliate’s purchase of a lease for certain outdoor advertising assets (the “Assets”) from a third-party seller. Pursuant to an agreement between us and the Providence Affiliate (the “Billboard Agreement”), we agreed to exclusively market, license and make advertising space available on the Assets to third-party advertisers for a term of up to ten years (the “Billboard Transaction”). In return, we will retain all revenues from the sale of advertising with respect to the Assets less the following payments to the Providence Affiliate or its payment designee, as applicable: (i) a minimum annual guarantee payment paid to the Providence Affiliate’s payment designee that increases from approximately $1.8 million to $3.5 million during the term of the Billboard Agreement; (ii) a minimum annual guarantee payment paid to the Providence Affiliate that increases from $8.5 million to $12.0 million by year six and adjusted for inflation thereafter through year ten; (iii) a percentage revenue share payment on gross revenues generated above $22.0 million paid to the Providence Affiliate during the term of the Billboard Agreement; (iv) a percentage revenue share payment on net revenues until $100.0 million is paid to the Providence Affiliate or its payment designee, as applicable; and (v) a one-time payment of $10.0 million paid to the Providence Affiliate on the fifth anniversary of the closing of the Billboard Transaction (the “Billboard Transaction Closing”) if we have not yet acquired the Assets as described below. The Billboard Agreement also provides that (i) we have the option to acquire the Assets from the Providence Affiliate between the third and seventh anniversaries of the Billboard Transaction Closing at pre-agreed prices depending on the time at which we exercise the option; (ii) prior to the seventh anniversary of the Billboard Transaction Closing, we have a right of first offer prior to any sale of the Assets by the Providence Affiliate to a third-party; and (iii) in the event of a termination of the Billboard Agreement by the Providence Affiliate after a sale to a third-party, we may in certain circumstances be entitled to receive a termination payment. As of December 31, 2024, operating lease assets related to the Billboard Agreement were $85.0 million, current operating lease liabilities related to the Billboard Agreement were $4.2 million and non-current operating lease liabilities related to the Billboard Agreement were $88.9 million, and are included in Operating lease assets, current Operating lease liabilities and non-current Operating lease liabilities, respectively, on the Consolidated Statements of Financial Position. Billboard revenues related to the Billboard Agreement were $10.6 million in 2024, $11.4 million in 2023 and recorded in Revenues on the Consolidated Statement of Operations. Operating lease

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements (Continued)
expenses related to the Billboard Agreement were $11.5 million in each of 2024 and 2023 and recorded in Operating expenses on the Consolidated Statement of Operations.

Joint Ventures

We have a 50% ownership interest in one active joint venture that operates transit shelters in the greater Los Angeles area and two active joint ventures which operate a total of nine billboard displays in New York and Boston. All of these ventures are accounted for as equity investments. These investments totaled $8.6 million as of December 31, 2024, and $8.2 million as of December 31, 2023, and are included in Other assets on the Consolidated Statements of Financial Position. We provided sales and management services to these joint ventures and recorded management fees in Revenues on the Consolidated Statement of Operations of $4.2 million in 2024, $4.9 million in 2023 and $8.6 million in 2022.

Note 8. Debt

Debt, net, consists of the following:

	As of December 31,
(in millions, except percentages)	2024	2023
Short-term debt:
AR Facility	$10.0	$65.0
Total short-term debt	10.0	65.0

Long-term debt:
Term loan, due 2026	$399.5	$598.9

Senior secured notes:
7.375% senior secured notes, due 2031	450.0	450.0

Senior unsecured notes:
5.000% senior unsecured notes, due 2027	650.0	650.0
4.250% senior unsecured notes, due 2029	500.0	500.0
4.625% senior unsecured notes, due 2030	500.0	500.0
Total senior unsecured notes	1,650.0	1,650.0

Debt issuance costs	(17.0)	(22.4)
Total long-term debt, net	2,482.5	2,676.5

Total debt, net	$2,492.5	$2,741.5

Weighted average cost of debt	5.4%	5.7%

	Payments Due by Period
(in millions)	2025	2026	2027	2028	2029	2030 and Thereafter	Total
Long-term debt	$—	$400.0	$650.0	$—	$500.0	$950.0	$2,500.0

Term Loan

The interest rate on the term loan due in 2026 (the “Term Loan”) was 6.1% per annum as of December 31, 2024. As of December 31, 2024, a discount of $0.5 million on the Term Loan remains unamortized. The discount is being amortized through Interest expense, net, on the Consolidated Statement of Operations. In June 2024, we prepaid $200.0 million of the outstanding principal balance on the Term Loan. In 2024, we recorded a Loss on extinguishment of debt of $1.2 million on the

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements (Continued)
Consolidated Statement of Operations, relating to the write-off of deferred financing costs and a portion of the discount on the Term Loan.

Revolving Credit Facility

We also have a $500.0 million revolving credit facility, which matures in 2028 (the “Revolving Credit Facility,” together with the Term Loan, the “Senior Credit Facilities”).

As of December 31, 2024, there were no outstanding borrowings under the Revolving Credit Facility.

The commitment fee based on the amount of unused commitments under the Revolving Credit Facility was $2.0 million in 2024, $1.7 million in 2023 and $1.6 million in 2022. As of December 31, 2024, we had issued letters of credit totaling approximately $5.5 million against the letter of credit facility sublimit under the Revolving Credit Facility.

Standalone Letter of Credit Facilities

As of December 31, 2024, we had issued letters of credit totaling approximately $65.0 million under our aggregate $81.0 million standalone letter of credit facilities. The total fees under the letter of credit facilities in 2024, 2023 and 2022 were immaterial.

Accounts Receivable Securitization Facilities

As of December 31, 2024, we have a $150.0 million revolving accounts receivable securitization facility (the “AR Facility”), which terminates in June 2027, unless further extended.

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

As of December 31, 2024, there were $10.0 million of outstanding borrowings under the AR Facility, at a borrowing rate of 5.9%. As of December 31, 2024, borrowing capacity remaining under the AR Facility was $140.0 million based on approximately $345.3 million of accounts receivable that could be used as collateral for the AR Facility in accordance with the agreements governing the AR Facility. The commitment fee based on the amount of unused commitments under the AR Facility was $0.3 million in 2024, $0.2 million in 2023 and $0.3 million in 2022. In January 2025, we made a repayment of $10.0 million under the AR Facility.

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements (Continued)
Debt Covenants

Our credit agreement, dated as of January 31, 2014 (as amended, restated, amended and restated, supplemented or otherwise modified, the “Credit Agreement”), governing the Senior Credit Facilities, the agreements governing the AR Facility, and the indentures governing our senior notes contain customary affirmative and negative covenants, subject to certain exceptions, including but not limited to those that restrict the Company’s and its subsidiaries’ abilities to (i) pay dividends on, repurchase or make distributions in respect to the Company’s or its wholly-owned subsidiary, Outfront Media Capital LLC’s capital stock or make other restricted payments other than dividends or distributions necessary for us to maintain our REIT status, subject to certain conditions and exceptions, (ii) enter into agreements restricting certain subsidiaries’ ability to pay dividends or make other intercompany or third-party transfers, and (iii) incur additional indebtedness. One of the exceptions to the restriction on our ability to incur additional indebtedness is satisfaction of a Consolidated Total Leverage Ratio, which is the ratio of our consolidated total debt to our Consolidated EBITDA (as defined in the Credit Agreement) for the trailing four consecutive quarters, of no greater than 6.0 to 1.0. As of December 31, 2024, our Consolidated Total Leverage Ratio was 4.8 to 1.0, as adjusted to give pro forma effect to the Transaction, in accordance with the Credit Agreement.

The terms of the Credit Agreement (and under certain circumstances, the agreements governing the AR Facility) require that we maintain a Consolidated Net Secured Leverage Ratio, which is the ratio of (i) our consolidated secured debt (less up to $150.0 million of unrestricted cash) to (ii) our Consolidated EBITDA (as defined in the Credit Agreement) for the trailing four consecutive quarters, of no greater than 4.5 to 1.0. As of December 31, 2024, our Consolidated Net Secured Leverage Ratio was 1.5 to 1.0, as adjusted to give pro forma effect to the Transaction, in accordance with the Credit Agreement. As of December 31, 2024, we are in compliance with our debt covenants.

Deferred Financing Costs

As of December 31, 2024, we had deferred $21.0 million in fees and expenses associated with the Term Loan, the Revolving Credit Facility, the AR Facility and our senior notes. We are amortizing the deferred fees through Interest expense, net, on our Consolidated Statement of Operations over the respective terms of the Term Loan, Revolving Credit Facility, AR Facility and our senior notes.

Fair Value

Under the fair value hierarchy, observable inputs such as unadjusted quoted prices in active markets for identical assets or liabilities are defined as Level 1; observable inputs other than quoted prices included within Level 1 that are either directly or indirectly observable for the asset or liability are defined as Level 2; and unobservable inputs for the asset or liability are defined as Level 3. The aggregate fair value of our debt, which is estimated based on quoted market prices of similar liabilities, was approximately $2.5 billion as of December 31, 2024 and $2.7 billion as of December 31, 2023. The fair value of our debt as of both December 31, 2024 and 2023 is classified as Level 2.

Note 9. Redeemable Noncontrolling Interests

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

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements (Continued)
Note 10. Accumulated Other Comprehensive Loss

The following table presents the changes in the components of accumulated other comprehensive loss.

(in millions)	Cumulative Translation Adjustments	Net Actuarial Gain (Loss)	Loss on Interest Rate Cash Flow Swaps	Accumulated Other Comprehensive Loss
As of December 31, 2021	$(1.3)	$(2.7)	$(0.4)	$(4.4)
Other comprehensive income (loss) before reclassifications	(7.9)	2.8	0.4	(4.7)
Total other comprehensive income (loss), net of tax	(7.9)	2.8	0.4	(4.7)
As of December 31, 2022	(9.2)	0.1	—	(9.1)
Other comprehensive income before reclassifications	3.1	0.2	—	3.3
Total other comprehensive income, net of tax	3.1	0.2	—	3.3
As of December 31, 2023	(6.1)	0.3	—	(5.8)
Reclassification of accumulated comprehensive income (loss) related to a disposition	6.1	(0.6)	—	5.5
Amortization of actuarial losses reclassified to net income(a)	—	0.2	—	0.2
Total other comprehensive income (loss), net of tax	6.1	(0.4)	—	5.7
As of December 31, 2024	$—	$(0.1)	$—	$(0.1)
(a)See Note 15. Retirement Benefits to the Consolidated Financial Statements for additional details of items reclassified from accumulated other comprehensive loss to net income.

Net actuarial gain (loss) included in other comprehensive income (loss) is net of a tax provision of $1.0 million in 2022. There was no tax provision or benefit related to net actuarial gain (loss) included in other comprehensive income in 2024 and 2023.
Note 11. Equity

As of December 31, 2024, 450,000,000 shares of our common stock, par value $0.01 per share, were authorized; 165,985,889 shares were issued and outstanding; and 50,000,000 shares of our preferred stock, par value $0.01 per share, were authorized with 125,000 shares of our Series A Convertible Perpetual Preferred Stock (the “Series A Preferred Stock”), par value $0.01 per share, issued and outstanding.

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

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements (Continued)
Company and the holders of the Series A Preferred Stock may convert or redeem the Series A Preferred Stock at the prices set forth in the Articles, plus any accrued and unpaid dividends.

During 2024, we paid cash dividends of $8.8 million on the Series A Preferred Stock. As of December 31, 2024, the maximum number of shares of common stock that could be required to be issued on conversion of the outstanding shares of Series A Preferred Stock was approximately 7.8 million shares.

We have a sales agreement in connection with an “at-the-market” equity offering program (the “ATM Program”), under which we may, from time to time, issue and sell shares of our common stock up to an aggregate offering price of $300.0 million. We have no obligation to sell any of our common stock under the sales agreement and may at any time suspend solicitations and offers under the sales agreement. In 2024, no shares of our common stock were sold under the ATM Program. As of December 31, 2024, we had approximately $232.5 million of capacity remaining under the ATM Program.

We issued 4,074,770 shares of common stock on December 31, 2024, to our common stockholders to pay the common stock portion of the Company’s special dividend of $0.75 per share on our common stock payable on December 31, 2024 (the “Special Dividend”).

To offset the dilutive impact of the Special Dividend, on January 8, 2025, we announced a 1-for-1.024549 reverse stock split on our common stock, such that every common stockholder would receive one share of common stock for every 1.024549 shares of common stock held by such common stockholder outstanding as of January 17, 2025 (the “Reverse Stock Split”). The Reverse Stock Split took effect on January 17, 2025. As a result of the Reverse Stock Split, the number of outstanding shares of common stock as of January 17, 2025, was reduced from 170,061,181 to 165,986,229, which is substantially similar to the outstanding shares of common stock prior to the Special Dividend. The Company’s authorized shares of common stock and par value of each share of common stock remained unchanged. All shares of the Company’s common stock included in these Consolidated Financial Statements have been retroactively adjusted as though the Reverse Stock Split has been effected prior to all periods presented.

On February 25, 2025, we announced that our board of directors approved a quarterly cash dividend of $0.30 per share on our common stock, payable on March 31, 2025, to stockholders of record at the close of business on March 7, 2025.

Note 12. Revenues

We do not disclose the value of unsatisfied performance obligations for contracts with an original expected term of one year or less, which primarily represent the transaction price allocated to the remaining display period for unsatisfied transit franchise contracts.

The following table summarizes revenues by source:

	Years Ended December 31,
(in millions)	2024	2023	2022
Billboard:
Static displays	$936.3	$948.0	$936.9
Digital displays	448.4	441.7	400.8
Other	52.7	55.2	47.0
Billboard revenues	1,437.4	1,444.9	1,384.7
Transit:
Static displays	185.5	191.8	212.6
Digital displays	165.9	146.6	139.1
Other	39.2	31.1	29.4
Transit revenues	390.6	369.5	381.1
Other	2.9	6.2	6.3
Total revenues	$1,830.9	$1,820.6	$1,772.1

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements (Continued)
Rental income was $1,336.9 million in 2024, $1,349.3 million in 2023 and $1,321.1 million in 2022, and is recorded in Revenues on the Consolidated Statement of Operations.

The following table summarizes revenues by geography:

	Years Ended December 31,
(in millions)	2024	2023	2022
United States:
Billboard	$1,409.3	$1,369.7	$1,308.8
Transit	383.8	352.6	365.1
Other	2.9	6.2	6.3
Total United States revenues	1,796.0	1,728.5	1,680.2
Canada	34.9	92.1	91.9
Total revenues	$1,830.9	$1,820.6	$1,772.1

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

Note 13. Acquisitions and Dispositions

Acquisitions

We completed several asset acquisitions for a total purchase price of approximately $19.5 million in 2024, $33.7 million in 2023 and $353.9 million in 2022. The value of the assets acquired during 2024 and 2023 has primarily been allocated to the related permits and leasehold agreements intangible assets (see Note 4. Long-lived Assets: Intangible Assets).

In the second quarter of 2022, we completed the acquisition of approximately 950 billboard displays, including 21 digital displays, as well as certain business assets, in Portland, Oregon, and Clark County, Washington, from Pacific Outdoor Advertising, L.L.C., for $185.0 million, subject to closing and post-closing adjustments, using cash on hand.

Dispositions

Canadian Business

On June 7, 2024, the Company completed the sale of the Canadian Business in the Transaction. In connection with the Transaction, the Company received C$410.0 million in cash, subject to certain purchase price adjustments.

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements (Continued)
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

(in millions)	As of June 7, 2024	As of December 31, 2023
Current assets:
Receivables, less allowances	$22.9	$26.7
Other current assets	9.3	7.9
Current assets held for sale	32.2	34.6
Property and equipment, net	44.7	39.9
Goodwill	22.2	22.9
Intangible assets	51.3	53.0
Operating lease assets	84.7	85.9
Other assets	11.9	12.6
Total assets held for sale	$247.0	$248.9

Current liabilities held for sale	24.7	24.1
Deferred income tax liabilities, net	13.7	15.5
Asset retirement obligation	4.9	5.0
Operating lease liabilities	69.4	70.4
Total liabilities held for sale	$112.7	$115.0

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

Note 14. Stock-Based Compensation

Under the OUTFRONT Media Inc. Amended and Restated Omnibus Stock Incentive Plan (the “Stock Plan”), we have 19,575,000 shares of our common stock reserved for issuance. Under the Stock Plan, the board of directors is authorized to grant awards of options to purchase shares of our common stock, stock appreciation rights, restricted and unrestricted stock, restricted share units (“RSUs”), dividend equivalents, performance awards, including performance-based restricted share units (“PRSUs”), and other equity-related awards and cash payments to all of our employees and non-employee directors and employees of our subsidiaries. In addition, consultants and advisors who perform services for us and our subsidiaries may, under certain conditions, receive grants under the Stock Plan.

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

The following table summarizes our stock-based compensation expense for 2024, 2023 and 2022.

	Year Ended December 31,
(in millions)	2024	2023	2022
Stock-based compensation expense (RSUs and PRSUs), before income taxes	$30.8	$28.4	$33.8
Tax benefit	(1.1)	(1.0)	(1.6)
Stock-based compensation expense, net of tax	$29.7	$27.4	$32.2

As of December 31, 2024, total unrecognized compensation cost related to non-vested RSUs and PRSUs was $24.8 million, which is expected to be recognized over a weighted average period of 1.7 years.

RSUs and PRSUs

The following table summarizes the 2024 activity of the RSUs and PRSUs issued to our employees.

	Activity	Weighted Average Per Share Grant Date Fair Market Value
Non-vested as of December 31, 2023	2,781,836	$21.10
Granted:
RSUs	1,652,180	12.52
PRSUs	796,689	12.43
Vested:
RSUs	(1,002,841)	20.78
PRSUs	(417,637)	22.06
Forfeitures:
RSUs	(189,108)	15.55
PRSUs	(338,149)	17.26
Non-vested as of December 31, 2024	3,282,970	15.37

The total fair value of RSUs and PRSUs that vested was $30.1 million during 2024, $36.2 million during 2023 and $25.9 million during 2022.

Note 15. Retirement Benefits

During 2024, we sponsored two defined benefit pension plans covering specific groups of employees in Canada and the U.S. On June 7, 2024, we completed the sale of the Canadian Business in the Transaction, which included the Outfront Media Canada LP pension plan (the “Plan”).

Prior to the Transaction, the benefits for the pension plan in Canada were based primarily on an employee’s years of service and an average of the employee’s highest five years of earnings. Participating employees in the pension plan in Canada were vested after two years of service or immediately, depending on the province of their employment. Prior to the Transaction, we funded the pension plan in Canada in accordance with the rules and regulations of the Pension Benefits Act of the Province of Ontario, Canada. Canada pension plan assets consist principally of insurance contracts, equity securities and corporate and government-related fixed income securities, and global infrastructure.

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements (Continued)
The pension plan in the U.S. covers a small number of hourly employees. The investments of the pension plan in the U.S. consist entirely of the plan’s interest in a trust, which invests the assets of this plan. The pension plan in the U.S. is funded in accordance with requirements of the Employee Retirement Income Security Act of 1974, as amended.

The benefit obligation, fair value of plan assets, net periodic pension costs and activity within these balances as of and for the year ended December 31, 2024, related to the pension plan in the U.S. and activity for the Canada pension plan prior to the Transaction, are immaterial. The tables below represent the balances and activity related to both the Canadian and U.S. pension plans for prior periods.

We use a December 31 measurement date for all pension plans.

The following table sets forth the change in benefit obligation for our pension plans.

	As of December 31,
(in millions)	2023	2022
Benefit obligation, beginning of year	$47.0	$65.3
Interest cost	2.1	1.9
Actuarial gain	(0.3)	(14.8)
Settlements paid	(20.2)	—
Benefits paid	(2.0)	(2.2)
Cumulative translation adjustments	0.6	(3.2)
Benefit obligation, end of year	$27.2	$47.0

The following table sets forth the change in plan assets for our pension plans.

As of December 31,
(in millions)	2023
Fair value of plan assets, beginning of year	$55.5
Actual return on plan assets	2.9
Settlements paid	(20.2)
Benefits paid	(2.0)
Cumulative translation adjustments	0.9
Fair value of plan assets, end of year	$37.1

The unfunded status of pension benefit obligations and the related amounts recognized on the Consolidated Statement of Financial Position were as follows:

As of December 31,
(in millions)	2023
Funded status, end of year	$9.9
Amounts recognized on the Consolidated Statement of Financial Position:
Assets held for sale	10.4
Other liabilities	(0.5)
Net amounts recognized	9.9

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements (Continued)
The following amounts were recognized in accumulated other comprehensive loss on the Consolidated Statement of Financial Position.

As of December 31,
(in millions)	2023
Net actuarial gain	$0.4
Deferred income taxes	(0.1)
Net amount recognized in accumulated other comprehensive income	$0.3

The accumulated benefit obligation for the defined benefit pension plans was $25.1 million as of December 31, 2023.

The following table presents our benefit obligations and fair value of plan assets.

As of December 31,
(in millions)	2023
Projected benefit obligation	$27.2
Accumulated benefit obligation	25.1
Fair value of plan assets	37.1

The following tables present the components of net periodic pension cost and amounts recognized in other comprehensive income (loss).

	As of December 31,
(in millions)	2023	2022
Interest cost	2.1	1.9
Expected return on plan assets	(2.6)	(2.8)
Settlement gain	(0.5)	—
Net periodic pension cost	$(1.0)	$(0.9)

As of and for the Year Ended December 31,
2023
Weighted average assumptions used to determine benefit obligations:
Discount rate	4.8%
Rate of compensation increase	3.3
Weighted average assumptions used to determine net periodic cost:
Discount rate	5.0
Expected long-term return on plan assets	4.2
Rate of compensation increase	3.3

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

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements (Continued)
Plan Assets

Our plan assets are included in a trust in the U.S. The asset allocations of these trusts are based upon an analysis of the timing and amount of projected benefit payments, projected company contributions, the expected returns and risk of the asset classes and the correlation of those returns.

The following tables set forth our pension plan assets measured at fair value on a recurring basis as of December 31, 2023. These assets have been categorized according to the three-level fair value hierarchy established by the FASB which prioritizes the inputs used in measuring fair value. Level 1 is based on quoted prices for the asset in active markets. Level 2 is based on inputs that are observable other than quoted market prices in active markets, such as quoted prices for the asset in inactive markets or quoted prices for similar assets. Level 3 is based on unobservable inputs that market participants would use in pricing the asset.

	As of December 31, 2023
(in millions)	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$0.1	$—	$—	$0.1
Fixed income securities:
Corporate bonds(a)	0.6	—	—	0.6
Equity securities:
U.S. equity	0.8	—	—	0.8
International equity	0.3	—	—	0.3
Total assets in fair value hierarchy	$1.8	$—	$—	$1.8
Common collective funds measured at net asset value				35.3
Total assets				$37.1
(a)Securities of diverse industries, substantially all investment grade.

Significant changes in Level 3 plan assets are as follows:

Year Ended December 31,
(in millions)	2023
Insurance contracts:
Beginning of year	$22.0
Settlement(a)	(22.0)
End of year	$—
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

Estimated future benefit payments for pension plans and expected contributions to our defined benefit pension plan in the U.S. are estimated to be immaterial.

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements (Continued)
Multi-Employer Pension and Postretirement Benefit Plans

We contribute to multi-employer plans that provide pension and other postretirement benefits to certain employees under collective bargaining agreements. Contributions to these plans were $4.2 million in 2024, $3.3 million in 2023 and $3.5 million in 2022. Based on our contributions to each individual multi-employer plan relative to the total contributions of all participating employers in such plan, no multi-employer plan was deemed to be individually significant to us.

Defined Contribution Plans

Employer contributions for defined contribution plans sponsored by us were $7.8 million in 2024, $8.6 million in 2023 and $8.3 million in 2022.

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

Cash paid for income taxes was $11.5 million in 2024, $6.7 million in 2023 and $3.3 million in 2022.

The U.S. and foreign components of Income (loss) before benefit (provision) for income taxes and equity in earnings of investee companies were as follows:

	Year Ended December 31,
(in millions)	2024	2023	2022
United States	$265.4	$(431.2)	$142.8
Foreign	3.7	11.8	7.7
Income (loss) before benefit (provision) for income taxes and equity in earnings of investee companies	$269.1	$(419.4)	$150.5

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements (Continued)
The following table reconciles Income (loss) before benefit (provision) for income taxes and equity in earnings of investee companies to REIT taxable income.

	Year Ended December 31,
(in millions)	2024	2023	2022
Income (loss) before benefit (provision) for income taxes and equity in earnings of investee companies	$269.1	$(419.4)	$150.5
Net loss of TRSs	10.8	151.4	15.2
Income (loss) from REIT operations	279.9	(268.0)	165.7
Book/tax differences
Depreciation	24.7	27.9	33.7
Amortization	(15.8)	(13.6)	(13.3)
Dividend from foreign subsidiary	5.7	2.1	2.1
Stock-based compensation	9.5	(0.9)	3.8
Deferred gain for tax	(4.2)	(6.8)	(1.0)
Investments in joint ventures	(6.3)	5.5	9.9
Gain from sale of Canada	(70.7)	—	—
Executive compensation	9.2	11.2	9.4
Lease expense	7.9	8.4	4.3
Provision for doubtful accounts	4.1	1.5	3.3
Interest	—	—	(11.2)
Impairment charges(a)	13.1	388.2	—
Other	24.0	13.6	1.5
REIT taxable income (estimated)	$281.1	$169.1	$208.2
(a)Impairment charges related to our Transit business (see Note 4. Long-Lived Assets).

The components of the Benefit (provision) for income taxes are as follows:

	Year Ended December 31,
(in millions)	2024	2023	2022
Current:
Federal	$(0.2)	$—	$(0.1)
State and local	(1.1)	(1.0)	(1.0)
Foreign	(10.9)	(3.1)	(3.6)
	(12.2)	(4.1)	(4.7)
Deferred:
Federal	—	—	(5.0)
State and local	—	—	(1.7)
Foreign	1.2	0.1	2.0
	1.2	0.1	(4.7)
Provision for income taxes	$(11.0)	$(4.0)	$(9.4)

The effective income tax rate was 4.1% in 2024, 0.9% in 2023 and 6.0% in 2022.

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements (Continued)
The difference between income taxes expected at the U.S. federal statutory income tax rate of 21% and the Benefit (provision) for income taxes is summarized as follows:

	Year Ended December 31,
(in millions)	2024	2023	2022
Benefit (provision) for income taxes on income at U.S. statutory rate	$(56.5)	$89.2	$(32.7)
REIT dividends paid deduction	58.8	24.2	35.9
State and local taxes, net of federal tax benefit	(1.1)	(1.0)	(2.9)
Effect of foreign operations	(9.7)	(1.0)	(0.5)
Impairment charges(a)	—	(110.6)	—
Other, net	(2.5)	(4.8)	(9.2)
Provision for income taxes	$(11.0)	$(4.0)	$(9.4)
(a)Primarily a permanent book/tax difference for impairment charges related to our Transit business (see Note 4. Long-Lived Assets).

The following table is a summary of the components of deferred income tax assets and liabilities.

	As of December 31,
(in millions)	2024	2023
Deferred income tax assets:
Provision for expenses and losses	$9.9	$6.6
Postretirement and other employee benefits	2.7	2.2
Tax credit and loss carryforwards	5.4	5.8
Property, equipment and intangible assets	5.8	2.0
Total deferred income tax assets	23.8	16.6
Valuation allowance	(23.8)	(16.6)
Deferred income tax assets, net	—	—

Deferred income tax liabilities:
Property, equipment and intangible assets	—	(12.8)
Postretirement and other employee benefits	—	(2.5)
Other	—	(0.2)
Total deferred income tax liabilities	—	(15.5)

Deferred income tax liabilities, net	$—	$(15.5)

As of December 31, 2024, we had federal, state and local net operating loss carryforwards of $21.3 million. These losses can be carried forward indefinitely for federal tax purposes but are subject to certain federal, state and local utilization limitations.

As of December 31, 2024, there are no undistributed earnings of foreign subsidiaries due to the sale of the Canadian Business in the Transaction. All undistributed earnings of foreign subsidiaries prior to the Transaction were distributed to our stockholders in 2024.

The reserve for uncertain tax positions of $0.4 million as of December 31, 2024, includes $0.2 million which would affect our effective income tax rate if recognized in future years.

We recognize interest and penalty charges related to the reserve for uncertain tax positions as part of income tax expense. These charges were not material for any of the periods presented.

We are subject to taxation in the U.S. and various state, local and foreign jurisdictions. Tax years 2021 to present are open for examination by the tax authorities. We are currently under examination by New York State for the 2019 through 2021 tax years.

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements (Continued)
Note 17. Earnings Per Share (“EPS”)

	Year Ended December 31,
(in millions)	2024	2023	2022
Net income (loss) available for common stockholders(a)	$258.2	$(425.2)	$142.7
Less: Distributions to holders of Series A Preferred Stock	8.8	8.8	12.0
Less: Distributions to holders of Class A equity interests of a subsidiary	—	—	0.1
Net income (loss) available for common stockholders(b)	$249.4	$(434.0)	$130.6

Weighted average shares for basic EPS	161.9	161.0	157.2
Dilutive potential shares from grants of RSUs, PRSUs and stock options(c)	1.1	—	0.7
Dilutive potential shares issuable upon conversion of Series A Preferred Stock(d)	7.8	—	—
Weighted average shares for diluted EPS(c)(d)(e)	170.8	161.0	157.9
(a)For 2024, Net income available for common stockholders for the calculation of diluted EPS.
(b)For 2023 and 2022, Net income (loss) available for common stockholders for the calculation of both basic and diluted EPS. For 2024, Net income (loss) available for common stockholders for the calculation of basic EPS.
(c)The potential impact of an aggregate 1.8 million granted RSUs and PRSUs for 2023 and 0.7 million granted RSUs and PRSUs for 2022 was antidilutive. The potential impact of granted RSUs and PRSUs for 2024 was immaterial.
(d)The potential impact of 7.8 million shares of our common stock issuable upon conversion of our Series A Preferred Stock in 2023 and 10.6 million shares of our common stock issuable upon conversion of our Series A Preferred Stock in 2022 was antidilutive.
(e)The potential impact of 0.1 million shares of Class A equity interests of a subsidiary of the Company that controlled the Canadian Business in 2022 was antidilutive.

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

As of December 31, 2024, guaranteed minimum annual payments are as follows:

(in millions)	Guaranteed Minimum Annual Payments
2025	$215.2
2026	230.3
2027	219.1
2028	222.8
2029	222.9
2030 and thereafter	286.4
Total minimum payments	$1,396.7

Under the current MTA agreement, which was amended in June 2020 and July 2021 and is subject to modification as agreed upon by us and the MTA (as amended, the “MTA Agreement”):

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements (Continued)
•Deployments. We must deploy, over a number of years, (i) 5,433 digital advertising screens on subway and train platforms and entrances, (ii) 15,896 smaller-format digital advertising screens on rolling stock, and (iii) 9,283 MTA communications displays, which amounts are subject to the MTA’s ability to fulfill its pre-installation obligations under the MTA Agreement. We are also obligated to deploy certain additional digital advertising screens and MTA communications displays in subway and train stations and rolling stock that the MTA may build or acquire in the future (collectively, the “New Inventory”).

•Recoupment of Equipment Deployment Costs. We may retain incremental revenues that exceed an annual base revenue amount for the cost of deploying advertising and communications displays throughout the transit system. As presented in the table below, recoupable MTA equipment deployment costs are recorded as Prepaid MTA equipment deployment costs and Intangible assets on our Consolidated Statement of Financial Position, and as these costs are recouped from incremental revenues that the MTA would otherwise be entitled to receive, Prepaid MTA equipment deployment costs will be reduced. If incremental revenues generated over the term of the agreement are not sufficient to cover all or a portion of the equipment deployment costs, the costs will not be recouped, which could have an adverse effect on our business, financial condition and results of operations, including impairment charges (see Note 4. Long-Lived Assets). If we do not recoup all costs of deploying advertising and communications screens with respect to the New Inventory by the end of the term of the MTA Agreement, the MTA will be obligated to reimburse us for these costs. Deployment costs in an amount not to exceed $50.7 million, which are deemed authorized before December 31, 2020, will be paid directly by the MTA. For any deployment costs deemed authorized after December 31, 2020, the MTA and the Company will no longer be obligated to directly pay 70% and 30% of the costs, respectively, and these costs will be subject to recoupment in accordance with the MTA Agreement. We did not recoup any equipment deployment costs in 2024. In addition, we currently do not expect to recoup any equipment deployment costs throughout the remainder of the Amended Term (as defined below) of the MTA Agreement.

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

During 2024, we had no recoupment from incremental revenues. As of December 31, 2024, 26,245 digital displays had been installed, composed of 5,010 digital advertising screens on subway and train platforms and entrances, 15,224 smaller-format digital advertising screens on rolling stock and 6,011 MTA communications displays. In the fourth quarter of 2024, 900 installations occurred, for a total of 6,548 installations occurring in 2024.

As a result of negative aggregate undiscounted cash flow forecasts related to our MTA asset group, we performed quarterly impairment analyses on the MTA asset group during the three months ended March 31, 2024 and June 30, 2024, and recorded impairment charges of $9.1 million and $8.8 million, respectively, in those periods for a total of $17.9 million in the six months ended June 30, 2024. The impairment charges recorded during 2024 represented additional MTA equipment deployment cost spending during the six months ended June 30, 2024. Our analysis performed as of September 30, 2024, and as of December 31, 2024, resulted in positive aggregate cash flows in excess of the carrying value of our MTA asset group. As such, no impairment charges were recorded during the three months ended September 30, 2024, and three months ended December 31, 2024.

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements (Continued)

(in millions)	Beginning Balance	Deployment Costs Incurred	Recoupment/MTA Funding	Amortization/Impairment	Reclassification	Ending Balance
Year Ended December 31, 2024:
Other current assets	$1.1	$—	$—	$—	$—	$1.1
Intangible assets (franchise agreements)	—	29.3	—	(18.5)	—	10.8
Total	$1.1	$29.3	$—	$(18.5)	$—	$11.9

Year Ended December 31, 2023:
Prepaid MTA equipment deployment costs	$363.2	$21.8	$—	$—	$(385.0)	$—
Other current assets	1.6	(0.4)	(0.1)	—	—	1.1
Intangible assets (franchise agreements)	62.0	22.3	—	(469.3)	385.0	—
Total	$426.8	$43.7	$(0.1)	$(469.3)	$—	$1.1

Letters of Credit

We have indemnification obligations with respect to letters of credit and surety bonds primarily used as security against non-performance in the normal course of business. As of December 31, 2024, the outstanding letters of credit were approximately $70.5 million and outstanding surety bonds were approximately $172.5 million, and were not recorded on the Consolidated Statements of Financial Position.

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

Note 19. Segment Information

We have identified our Chief Executive Officer as the chief operating decision maker for purposes of determining segments. We currently manage our operations through two reportable operating segments—(1) Billboard, which provides advertising space on billboard advertising structures and sites in the U.S., and (2) Transit, which provides advertising space on transit advertising displays operating under exclusive multi-year contracts with municipalities in large cities across the U.S. Prior to its sale, our Canadian operations comprised our International operating segment, which did not meet the criteria to be a reportable segment and accordingly, was included in Other. Historical operating results of our Canadian operations are included in Other through the date of sale. Also included in Other are operating results for third-party digital equipment sales.

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements (Continued)
The following tables set forth our financial performance by segment. We present Operating income (loss) before Depreciation, Amortization, Net (gain) loss on dispositions, Stock-based compensation and Impairment charges (“Adjusted OIBDA”) as the primary measure of profit and loss for our operating segments. Adjusted OIBDA margin is a secondary measure utilized to measure performance of our operating segments.

Our chief operating decision maker utilized Adjusted OIBDA and Adjusted OIBDA margin in evaluating our operating performance and planning and forecasting future periods, as each is an important indicator of our operational strength and business performance. We believe these measures highlight operational trends and provide an important perspective on operational performance across periods.

	Year Ended December 31,
(in millions)	2024	2023	2022
Billboard:
Billboard revenues	$1,409.3	$1,369.7	$1,308.8
Billboard property lease(a)	(472.3)	(477.3)	(436.1)
Posting, maintenance and other(a)	(148.4)	(134.9)	(132.5)
Significant Billboard segment operating expenses(a)	(620.7)	(612.2)	(568.6)
Significant Billboard segment selling, general and administrative(b)	(268.1)	(256.9)	(248.0)
Billboard Adjusted OIBDA	$520.5	$500.6	$492.2
Billboard Adjusted OIBDA margin	36.9%	36.5%	37.6%

Transit:
Transit revenues	$383.8	$352.6	$365.1
Transit franchise(a)	(236.3)	(235.6)	(230.5)
Posting, maintenance and other(a)	(68.2)	(62.4)	(62.5)
Significant Transit segment operating expenses(a)	(304.5)	(298.0)	(293.0)
Significant Transit segment selling, general and administrative(b)	(71.0)	(70.6)	(68.3)
Transit Adjusted OIBDA	$8.3	$(16.0)	$3.8
Transit Adjusted OIBDA margin	2.2%	(4.5)%	1.0%

Total Segments:
Segment Revenues	$1,793.1	$1,722.3	$1,673.9
Billboard property lease(a)	(472.3)	(477.3)	(436.1)
Transit franchise(a)	(236.3)	(235.6)	(230.5)
Posting, maintenance and other(a)	(216.6)	(197.3)	(195.0)
Significant segment operating expenses(a)	(925.2)	(910.2)	(861.6)
Significant segment selling, general and administrative(b)	(339.1)	(327.5)	(316.3)
Segment Adjusted OIBDA	$528.8	$484.6	$496.0

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements (Continued)

	Year Ended December 31,
(in millions)	2024	2023	2022
Reconciliation to Net Income (Loss):
Segment Adjusted OIBDA	$528.8	$484.6	$496.0
Non-segment Adjusted OIBDA	(64.0)	(28.4)	(28.8)
Total Adjusted OIBDA	464.8	456.2	467.2
Net gain (loss) on dispositions	160.9	14.2	(0.2)
Impairment charges	(17.9)	(534.7)	—
Depreciation	(79.5)	(79.3)	(77.4)
Amortization	(72.0)	(81.2)	(73.3)
Stock-based compensation	(30.8)	(28.4)	(33.8)
Total operating income (loss)	425.5	(253.2)	282.5
Interest expense, net	(156.2)	(158.4)	(131.8)
Loss on extinguishment of debt	(1.2)	(8.1)	—
Other income (loss), net	1.0	0.3	(0.2)
Income (loss) before benefit (provision) for income taxes and equity in earnings of investee companies	269.1	(419.4)	150.5
Provision for income taxes	(11.0)	(4.0)	(9.4)
Equity in earnings of investee companies, net of tax	0.6	(1.1)	2.8
Net income (loss) before allocation to redeemable and non-redeemable noncontrolling interests	258.7	(424.5)	143.9
Net income attributable to redeemable and non-redeemable noncontrolling interests	0.5	0.7	1.2
Net income (loss) attributable to OUTFRONT Media Inc.	$258.2	$(425.2)	$142.7

Revenues	$1,830.9	$1,820.6	$1,772.1

Billboard property lease(a)	(482.8)	(499.7)	(459.9)
Transit franchise(a)	(238.1)	(240.3)	(235.3)
Posting, maintenance and other(a)	(228.1)	(223.1)	(221.4)
Operating expenses(a)	(949.0)	(963.1)	(916.6)
Selling, general and administrative(b)	(447.9)	(429.7)	(422.1)
Stock-based compensation	30.8	28.4	33.8
Adjusted OIBDA	$464.8	$456.2	$467.2
(a)The significant expense categories and amounts align with the segment-level information that is regularly provided to the chief operating decision maker.
(b)Selling, general and administrative expenses includes, but is not limited to, compensation and benefits, including commissions, professional fees, office rent and travel and entertainment.

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements (Continued)
Other disclosures(a):

	As of and For the Year Ended December 31,
(in millions)	2024	2023	2022
Revenues(b):
United States	$1,796.0	$1,728.5	$1,680.2
Canada	34.9	92.1	91.9
Total revenues	$1,830.9	$1,820.6	$1,772.1

Long-lived Assets(c):
United States	$4,820.7	$4,962.6	$5,391.0
Canada(d)	—	214.3	195.8
Total long-lived assets	$4,820.7	$5,176.9	$5,586.8
(a)Total assets and capital expenditures by segment are not regularly provided or reviewed by the chief operating decision maker. These metrics are reviewed and managed on a consolidated basis.
(b)Revenues classifications are based on the geography of the advertising.
(c)Reflects total assets less current assets, investments and non-current deferred tax assets.
(d)On June 7, 2024, the Company completed the sale of the Canadian Business in the Transaction. In 2023, includes amounts reclassified as Assets held for sale on the Consolidated Statement of Financial Position. (See Note 13. Acquisitions and Dispositions: Dispositions: Canadian Business.)

Note 20. Revised Consolidated Financial Information

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

	As of December 31, 2023
(in millions)	As Reported	Adjustments	As Revised
Redeemable noncontrolling interests	—	31.3	31.3
Additional paid-in capital	2,432.2	(29.7)	2,402.5
Total stockholders’ equity	607.0	(29.7)	577.3
Noncontrolling interests	3.3	(1.6)	1.7

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements (Continued)
The following tables present the impact of correcting the errors related to the classification of redeemable noncontrolling interests and variable lease costs on the affected line items of our Consolidated Statements of Redeemable Noncontrolling Interests, Preferred Stock and Equity for the years ended December 31, 2023 and 2022.

	As Reported
		Stockholders’ Equity
(in millions, except per share amounts)	Redeemable Non-controlling Interests	Additional Paid-In Capital	Distribution in Excess of Earnings	Total Stockholders’ Equity	Non-controlling Interests
Balance as of December 31, 2022	$—	$2,416.3	$(1,183.4)	$1,225.4	$4.0
Net income (loss)	—	—	(430.4)	(430.4)	0.7
Other comprehensive income	—	—	—	3.3	—
Stock-based payments:
Vested	—	—	—	0.1	—
Amortization	—	28.4	—	28.4	—
Shares paid for tax withholding for stock-based payments	—	(12.5)	—	(12.5)	—
Series A Preferred Stock dividends (7%)	—	—	(8.8)	(8.8)	—
Dividends ($1.20 per share)	—	—	(198.5)	(198.5)	—
Other	—	—	—	—	(1.4)
Balance as of December 31, 2023	$—	$2,432.2	$(1,821.1)	$607.0	$3.3

	Adjustments
		Stockholders’ Equity
(in millions)	Redeemable Non-controlling Interests	Additional Paid-In Capital	Distribution in Excess of Earnings	Total Stockholders’ Equity	Non-controlling Interests
Balance as of December 31, 2022	$27.2	$(25.0)	$(5.2)	$(30.2)	$(2.2)
Net income (loss)	0.7	—	5.2	5.2	(0.7)
Adjustment to redeemable value of noncontrolling interests	4.7	(4.7)	—	(4.7)	—
Other	(1.3)	—	—	—	1.3
Balance as of December 31, 2023	$31.3	$(29.7)	$—	$(29.7)	$(1.6)

	As Revised
		Stockholders’ Equity
(in millions, except per share amounts)	Redeemable Non-controlling Interests	Additional Paid-In Capital	Distribution in Excess of Earnings	Total Stockholders’ Equity	Non-controlling Interests
Balance as of December 31, 2022	$27.2	$2,391.3	$(1,188.6)	$1,195.2	$1.8
Net income (loss)	0.7	—	(425.2)	(425.2)	—
Other comprehensive income	—	—	—	3.3	—
Stock-based payments:	—	—	—	—	—
Vested	—	—	—	0.1	—
Amortization	—	28.4	—	28.4	—
Shares paid for tax withholding for stock-based payments	—	(12.5)	—	(12.5)	—
Series A Preferred Stock dividends (7%)	—	—	(8.8)	(8.8)	—
Dividends ($1.20 per share)	—	—	(198.5)	(198.5)	—
Adjustment to redeemable value of noncontrolling interests	4.7	(4.7)	—	(4.7)	—
Other	(1.3)	—	—	—	(0.1)
Balance as of December 31, 2023	$31.3	$2,402.5	$(1,821.1)	$577.3	$1.7

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements (Continued)

	As Reported
		Stockholders’ Equity
(in millions, except per share amounts)	Redeemable Non-controlling Interests	Additional Paid-In Capital	Distribution in Excess of Earnings	Total Stockholders’ Equity	Non-controlling Interests
Balance as of December 31, 2021	$—	$2,119.0	$(1,122.0)	$994.1	$13.0
Net income	—	—	147.9	147.9	1.2
Other comprehensive loss	—	—	—	(4.7)	—
Stock-based payments:
Amortization	—	33.8	—	33.8	—
Shares paid for tax withholding for stock-based payments	—	(11.8)	—	(11.8)	—
Class A equity interest redemptions	—	8.6	—	8.6	(8.6)
Series A Preferred Stock Conversions	—	266.7	—	266.8
Series A Preferred Stock dividends (7%)	—	—	(12.0)	(12.0)	—
Dividends ($1.20 per share)	—	—	(197.3)	(197.3)	—
Other	—	—	—	—	(1.6)
Balance as of December 31, 2022	$—	$2,416.3	$(1,183.4)	$1,225.4	$4.0

	Adjustments
		Stockholders’ Equity
(in millions)	Redeemable Non-controlling Interests	Additional Paid-In Capital	Distribution in Excess of Earnings	Total Stockholders’ Equity	Non-controlling Interests
Balance as of December 31, 2021	$24.3	$(21.8)	$—	$(21.8)	$(2.5)
Net income (loss)	1.2	—	(5.2)	(5.2)	(1.2)
Adjustment to redeemable value of noncontrolling interests	3.2	(3.2)	—	(3.2)	—
Other	(1.5)	—	—	—	1.5
Balance as of December 31, 2022	$27.2	$(25.0)	$(5.2)	$(30.2)	$(2.2)

	As Revised
		Stockholders’ Equity
(in millions, except per share amounts)	Redeemable Non-controlling Interests	Additional Paid-In Capital	Distribution in Excess of Earnings	Total Stockholders’ Equity	Non-controlling Interests
Balance as of December 31, 2021	$24.3	$2,097.2	$(1,122.0)	$972.3	$10.5
Net income	1.2	—	142.7	142.7	—
Other comprehensive loss	—	—	—	(4.7)	—
Stock-based payments:
Amortization	—	33.8	—	33.8	—
Shares paid for tax withholding for stock-based payments	—	(11.8)	—	(11.8)	—
Class A equity interest redemptions	—	8.6	—	8.6	(8.6)
Series A Preferred Stock Conversions	—	266.7	—	266.8	—
Series A Preferred Stock dividends (7%)	—	—	(12.0)	(12.0)	—
Dividends ($1.20 per share)	—	—	(197.3)	(197.3)	—
Adjustment to redeemable value of noncontrolling interests	3.2	(3.2)	—	(3.2)	—
Other	(1.5)	—	—	—	(0.1)
Balance as of December 31, 2022	$27.2	$2,391.3	$(1,188.6)	$1,195.2	$1.8

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements (Continued)
The following tables present the impact of correcting the error related to variable lease costs on the affected line items of our Consolidated Statements of Operations and Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2023 and 2022, which are being revised on a voluntary basis to reflect the previously disclosed out-of-period adjustment.

	Year Ended December 31, 2023
(in millions, except per share amounts)	As Reported	Adjustments	As Revised
Expenses:
Operating	$968.3	$(5.2)	$963.1
Total expenses	2,079.0	(5.2)	2,073.8
Operating loss	(258.4)	5.2	(253.2)
Loss before provision for income taxes and equity in earnings of investee companies	(424.6)	5.2	(419.4)
Net loss before allocation to redeemable and non-redeemable noncontrolling interests	(429.7)	5.2	(424.5)
Net loss attributable to OUTFRONT Media Inc.	(430.4)	$5.2	(425.2)
Net loss per common share:
Basic	$(2.66)	$(0.04)	$(2.70)
Diluted	$(2.66)	$(0.04)	$(2.70)

Total comprehensive loss	$(427.1)	$5.2	(421.9)

	Year Ended December 31, 2022
(in millions, except per share amounts)	As Reported	Adjustments	As Revised
Expenses:
Operating	$911.4	$5.2	$916.6
Total expenses	1,484.4	5.2	1,489.6
Operating income	287.7	(5.2)	282.5
Income before provision for income taxes and equity in earnings of investee companies	155.7	(5.2)	150.5
Net income before allocation to redeemable and non-redeemable noncontrolling interests	149.1	(5.2)	143.9
Net income attributable to OUTFRONT Media Inc.	147.9	(5.2)	142.7
Net income per common share:
Basic	$0.84	$(0.01)	$0.83
Diluted	$0.84	$(0.01)	$0.83

Total comprehensive income	$143.2	$(5.2)	138.0

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements (Continued)
Note 21. Quarterly Financial Data (Unaudited)

On January 17, 2025, the Company effected a Reverse Stock Split of the Company’s common stock (see Note 11. Equity). All shares of the Company’s common stock and per-share data included in these Consolidated Financial Statements have been retroactively adjusted as though the Reverse Stock Split has been effected prior to all periods presented.

	2024
(in millions, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
Net income (loss) attributable to OUTFRONT Media Inc.	$(27.2)	$176.8	$34.6	$74.0	$258.2
Net income (loss) attributable to OUTFRONT Media Inc. per common share:
Basic	$(0.18)	$1.08	$0.20	$0.44	$1.54
Diluted	$(0.18)	$1.04	$0.20	$0.43	$1.51
Weighted average shares outstanding:
Basic	161.4	161.9	162.0	162.1	161.9
Diluted	161.4	170.5	163.2	171.8	170.8

	2023
(in millions, except per share amounts)	First Quarter(a)	Second Quarter	Third Quarter	Fourth Quarter	Total Year(a)
Net income (loss) attributable to OUTFRONT Media Inc.	$(23.7)	$(478.9)	$17.0	$60.4	$(425.2)
Net income (loss) attributable to OUTFRONT Media Inc. per common share:
Basic	$(0.16)	$(2.99)	$0.09	$0.36	$(2.70)
Diluted	$(0.16)	$(2.99)	$0.09	$0.36	$(2.70)
Weighted average shares outstanding:
Basic	160.6	161.0	161.0	161.1	161.0
Diluted	160.6	161.0	161.0	169.3	161.0
(a)Includes the correction of an error related to variable lease costs (see below).

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements (Continued)
Revised Quarterly Consolidated Financial Information

As discussed in Note 20. Revised Consolidated Financial Information, the following tables present the impact of correcting the errors related to the classification of redeemable noncontrolling interests and variable lease costs on the affected line items of our Consolidated Statements of Redeemable Noncontrolling Interests, Preferred Stock and Equity for the three and six months ended June 30, 2024, three months ended March 31, 2024, three and nine months ended September 30, 2023, three and six months ended June 30, 2023, and three months ended March 31, 2023.

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

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements (Continued)

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

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements (Continued)

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

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements (Continued)

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

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements (Continued)

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

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements (Continued)

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

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements (Continued)

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

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements (Continued)

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

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements (Continued)
The following tables present the impact of correcting the error related to variable lease costs on the affected line items of our Consolidated Statements of Operations and Consolidated Statements of Comprehensive Income (Loss) for the nine months ended September 30, 2023, six months ended June 30, 2023, and three months ended March 31, 2023, which is being revised on a voluntary basis to reflect the previously disclosed out-of-period adjustment. Net income (loss) per common share has also been retroactively adjusted as though the Reverse Stock Split has been effected prior to all periods presented (see Note 1. Description of Business and Basis of Presentation).

	Nine Months Ended September 30, 2023
(in millions)	As Reported	Adjustments	As Revised
Expenses:
Operating	$721.2	$(5.2)	$716.0
Total expenses	1,688.8	(5.2)	1,683.6
Operating loss	(369.4)	5.2	(364.2)
Loss before provision for income taxes and equity in earnings of investee companies	(486.9)	5.2	(481.7)
Net loss before allocation to redeemable and non-redeemable noncontrolling interests	(490.4)	5.2	(485.2)
Net loss attributable to OUTFRONT Media Inc.	(490.8)	5.2	(485.6)
Net loss per common share:
Basic	$(3.02)	$(0.04)	$(3.06)
Diluted	$(3.02)	$(0.04)	$(3.06)

Total comprehensive loss	$(490.2)	$5.2	$(485.0)

	Six Months Ended June 30, 2023
(in millions)	As Reported	Adjustments	As Revised
Expenses:
Operating	$481.4	$(5.2)	$476.2
Total expenses	1,292.6	(5.2)	1,287.4
Operating loss	(428.0)	5.2	(422.8)
Loss before provision for income taxes and equity in earnings of investee companies	(505.2)	5.2	(500.0)
Net loss before allocation to redeemable and non-redeemable noncontrolling interests	(507.1)	5.2	(501.9)
Net loss attributable to OUTFRONT Media Inc.	(507.8)	5.2	(502.6)
Net loss per common share:
Basic	$(3.11)	$(0.04)	$(3.15)
Diluted	$(3.11)	$(0.04)	$(3.15)

Total comprehensive loss	$(505.0)	$5.2	$(499.8)

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements (Continued)

	Three Months Ended March 31, 2023
(in millions)	As Reported	Adjustments	As Revised
Expenses:
Operating	$235.5	$(5.2)	$230.3
Total expenses	385.6	(5.2)	380.4
Operating income	10.2	5.2	15.4
Loss before provision for income taxes and equity in earnings of investee companies	(27.5)	5.2	(22.3)
Net loss before allocation to redeemable and non-redeemable noncontrolling interests	(28.7)	5.2	(23.5)
Net loss attributable to OUTFRONT Media Inc.	(28.9)	5.2	(23.7)
Net loss per common share:
Basic	$(0.19)	$0.03	$(0.16)
Diluted	$(0.19)	$0.03	$(0.16)

Total comprehensive loss	$(28.6)	5.2	$(23.4)

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our management has concluded that our internal control over financial reporting was effective as of December 31, 2024 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The effectiveness of our internal control over financial reporting as of December 31, 2024 has been audited by PricewaterhouseCoopers LLP (PCAOB ID 238), an independent registered public accounting firm, as stated in their report which appears in “Item 8. Financial Statements and Supplementary Data.”

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

All additional information required by this item is incorporated by reference to our Proxy Statement for the 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2024.

Item 11. Executive Compensation.

The information required by this item is incorporated by reference to our Proxy Statement for the 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2024.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated by reference to our Proxy Statement for the 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2024.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated by reference to our Proxy Statement for the 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2024.

Item 14. Principal Accounting Fees and Services.

The information required by this item is incorporated by reference to our Proxy Statement for the 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2024.

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

Page No.
Schedule II - Valuation and Qualifying Accounts for the years ended December 31, 2024, 2023 and 2022.	119
Schedule III - Schedule of Real Estate and Accumulated Depreciation as of December 31, 2024.	120

OUTFRONT Media Inc.
Schedule II—Valuation and Qualifying Accounts
(in millions)

Col. A	Col. B	Col. C			Col. D	Col. E
Description	Balance at Beginning of Period	Balance Acquired through Acquisitions	Charged to Costs and Expenses	Charged to Other Accounts(a)	Deductions	Balance at End of Period
Allowance for doubtful accounts:
Year ended December 31, 2024	$17.2	$—	$5.6	$1.2	$3.4	$20.6
Year ended December 31, 2023	20.2	—	5.8	(0.1)	8.7	17.2
Year ended December 31, 2022	18.5	—	4.9	2.0	5.2	20.2
Valuation allowance on deferred tax assets:
Year ended December 31, 2024	$16.6	$—	$7.2	$—	$—	$23.8
Year ended December 31, 2023	11.9	—	4.7	—	—	16.6
Year ended December 31, 2022	0.4	—	11.9	—	0.4	11.9
(a)Reflects change in allowance related to foreign currency translation adjustments and amounts reclassified to Assets held for sale on the Consolidated Statements of Financial Position.

OUTFRONT Media Inc.
SCHEDULE III – Schedule of Real Estate and
Accumulated Depreciation
as of December 31, 2024
(in millions)

		Initial Cost		Cost Capitalized Subsequent to Acquisition	Gross Carrying Amount at December 31, 2024 (3)
Description (1)	Encumbrances	Land	Structures and Improvements		Land	Structures and Improvements	Total	Accumulated Depreciation	Construction Date	Acquisition Date	Useful Lives
Structures added prior to January 1, 2014
37,170 displays	—	(2)	(2)	(2)	$79.8	$1,519.4	$1,599.2	$(1,305.7)	Various	Various	3 to 20 years
Structures added subsequent to January 1, 2014
2,386 displays		$30.4	$257.4	$(24.0)	$30.4	$233.4	$263.8	$(1.6)	Various	Various	3 to 20 years
Total
39,556 displays					$110.2	$1,752.8	$1,863.0	$(1,307.3)	Various	Various	3 to 20 years
______________________
(1)No single asset exceeded 5% of the total gross carrying amount as of December 31, 2024.
(2)This information is omitted as it would be impracticable to compile on a site-by-site basis.
(3)Includes sites under construction.

The following table summarizes the activity for the Company’s real estate assets, which consist of advertising displays, and the related accumulated depreciation.

	2024	2023	2022
Gross real estate assets:
Balance at the beginning of the year	$2,186.5	$2,119.0	$2,040.3
New Investments	14.0	19.6	33.2
Redevelopments	33.7	37.2	50.9
Recurring capital expenditures	15.0	8.8	15.6
Purchase price accounting adjustments	—	—	—
Land acquisitions	0.1	0.1	9.7
Additions for construction of / improvements to structures	62.8	65.7	109.4
Assets sold or written-off	(374.6)	(6.5)	(9.0)
Foreign exchange	(11.7)	8.3	(21.7)
Balance at the end of the year	$1,863.0	$2,186.5	$2,119.0
Accumulated depreciation:
Balance at the beginning of the year	$1,594.4	$1,519.5	$1,490.9
Depreciation	59.5	60.2	56.1
Impairment	—	12.5	—
Assets sold or written-off	(335.9)	(5.4)	(7.5)
Foreign exchange	(10.7)	7.6	(20.0)
Balance at the end of the year	$1,307.3	$1,594.4	$1,519.5

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

3.1
Articles of Amendment and Restatement of OUTFRONT Media Inc. effective March 28, 2014, as amended by the Articles of Amendment of OUTFRONT Media Inc. effective November 20, 2014, June 10, 2019 and January 17, 2025 (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-36367), filed on January 17, 2025).

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

4.4
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

10.18
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

10.23
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

10.25
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

10.27
Employment agreement with Matthew Siegel, dated as of May 24, 2018 (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-36367), filed on May 24, 2018).*

10.28
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

10.29
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

10.30
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

10.32
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

10.33
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

10.34
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

10.35
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

10.36
Letter Agreement between OUTFRONT Media Inc. and Jeremy J. Male, dated as of December 16, 2024 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-36367), filed on December 17, 2024).*

10.37
Letter Agreement between OUTFRONT Media Inc. and Nicolas Brien, dated as of January 31, 2024 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-36367), filed on February 4, 2025).*

19.1	OUTFRONT Media Inc. Insider Trading Policy (incorporated herein by reference to Exhibit 19.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, File No. 001-36367).

97.1
OUTFRONT Media Inc. Executive Incentive Compensation Recoupment Policy (incorporated herein by reference to Exhibit 97.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, File No. 001-36367).

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

Date:	February 28, 2025	OUTFRONT MEDIA INC.

		By:	/s/ Matthew Siegel
			Name:	Matthew Siegel
			Title:	Executive Vice President and Chief Financial Officer

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

Signature	Title	Date

/s/ Nicolas Brien	Interim Chief Executive Officer and Director	February 28, 2025
Nicolas Brien	(Principal Executive Officer)

/s/ Matthew Siegel	Executive Vice President and Chief Financial Officer	February 28, 2025
Matthew Siegel	(Principal Financial Officer)

/s/ Patrick Martin	Senior Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)	February 28, 2025
Patrick Martin

/s/ Angela Courtin	Director	February 28, 2025
Angela Courtin

/s/ Manuel A. Diaz	Director	February 28, 2025
Manuel A. Diaz

/s/ Michael J. Dominguez	Chairman and Director	February 28, 2025
Michael J. Dominguez

/s/ Peter Mathes	Director	February 28, 2025
Peter Mathes

/s/ Susan M. Tolson	Director	February 28, 2025
Susan M. Tolson

/s/ Joseph H. Wender	Director	February 28, 2025
Joseph H. Wender