Form 10-Q
period 2025-03-31
OUTFRONT Media Inc.
filed 2025-05-09
CIK 1579877

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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

As of May 8, 2025, the number of shares outstanding of the registrant’s common stock was 167,073,744.

OUTFRONT MEDIA INC.
QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2025

PART I
Item 1.    Financial Statements.
OUTFRONT Media Inc.
Consolidated Statements of Financial Position
(Unaudited)

	As of
(in millions)	March 31, 2025	December 31, 2024
Assets:
Current assets:
Cash and cash equivalents	$30.5	$46.9
Receivables, less allowance ($21.4 in 2025 and $20.6 in 2024)	258.5	305.3
Prepaid lease and transit franchise costs	3.9	4.0
Other prepaid expenses	17.4	17.8
Other current assets	11.0	11.8
Total current assets	321.3	385.8
Property and equipment, net (Note 3)	648.8	648.9
Goodwill	2,006.4	2,006.4
Intangible assets (Note 4)	642.9	652.0
Operating lease assets (Note 5)	1,495.3	1,503.8
Other assets	17.6	18.3
Total assets	$5,132.3	$5,215.2

Liabilities:
Current liabilities:
Accounts payable	$42.4	$51.4
Accrued compensation	37.7	56.7
Accrued interest	23.0	34.5
Accrued lease and franchise costs	59.6	82.8
Other accrued expenses	57.1	54.3
Deferred revenues	59.5	42.8
Short-term debt (Note 8)	50.0	10.0
Short-term operating lease liabilities (Note 5)	177.4	168.7
Other current liabilities	23.1	19.6
Total current liabilities	529.8	520.8
Long-term debt, net (Note 8)	2,483.7	2,482.5
Asset retirement obligation (Note 6)	34.2	33.9
Operating lease liabilities (Note 5)	1,336.3	1,351.8
Other liabilities	42.6	42.2
Total liabilities	4,426.6	4,431.2

Commitments and contingencies (Note 16)

Redeemable noncontrolling interests (Notes 9 and 18)	17.4	13.6
Preferred stock (2025 - 50.0 shares authorized, and 0.1 shares of Series A Preferred Stock issued and outstanding; 2024 - 50.0 shares authorized, and 0.1 shares of Series A Preferred Stock issued and outstanding) (Note 10)	119.8	119.8
Stockholders’ equity (Note 10):
Common stock (2025 - 450.0 shares authorized, and 167.1 shares issued and outstanding; 2024 - 450.0 shares authorized, and 166.0 issued and outstanding)	1.7	1.7
Additional paid-in capital	2,484.4	2,493.6
Distribution in excess of earnings	(1,919.1)	(1,846.2)
Accumulated other comprehensive loss	(0.1)	(0.1)
Total stockholders’ equity	566.9	649.0
Noncontrolling interests	1.6	1.6
Total liabilities and equity	$5,132.3	$5,215.2
See accompanying notes to unaudited consolidated financial statements.

OUTFRONT Media Inc.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended
	March 31,
(in millions, except per share amounts)	2025	2024
Revenues	$390.7	$408.5
Expenses:
Operating	221.3	238.7
Selling, general and administrative	114.7	110.5
Net loss on dispositions	0.1	0.1
Impairment charges	—	9.1
Depreciation	23.6	18.5
Amortization	17.1	17.6
Total expenses	376.8	394.5
Operating income	13.9	14.0
Interest expense, net	(36.0)	(41.4)
Loss before benefit (provision) for income taxes and equity in earnings of investee companies	(22.1)	(27.4)
Benefit (provision) for income taxes	(0.5)	0.5
Equity in earnings of investee companies, net of tax	1.9	(0.2)
Net loss before allocation to redeemable and non-redeemable noncontrolling interests	(20.7)	(27.1)
Net income (loss) attributable to redeemable and non-redeemable noncontrolling interests	(0.1)	0.1
Net loss attributable to OUTFRONT Media Inc.	$(20.6)	$(27.2)

Net loss per common share:
Basic	$(0.14)	$(0.18)
Diluted	$(0.14)	$(0.18)

Weighted average shares outstanding:
Basic	166.4	161.4
Diluted	166.4	161.4
See accompanying notes to unaudited consolidated financial statements.

OUTFRONT Media Inc.
Consolidated Statements of Comprehensive Loss
(Unaudited)

	Three Months Ended
	March 31,
(in millions)	2025	2024
Net loss before allocation to redeemable and non-redeemable noncontrolling interests	$(20.7)	$(27.1)
Net income (loss) attributable to redeemable and non-redeemable noncontrolling interests	(0.1)	0.1
Net loss attributable to OUTFRONT Media Inc.	(20.6)	(27.2)
Other comprehensive loss, net of tax:
Cumulative translation adjustments	—	(3.1)
Total other comprehensive loss, net of tax	—	(3.1)
Total comprehensive loss	$(20.6)	$(30.3)
See accompanying notes to unaudited consolidated financial statements.

OUTFRONT Media Inc.
Consolidated Statements of Redeemable Noncontrolling Interests, Preferred Stock and Equity
(Unaudited)

				Stockholders’ Equity
(in millions, except per share amounts)	Redeemable Non-controlling Interests	Shares of Series A Preferred Stock	Series A Preferred Stock ($0.01 per share par value)	Shares of Common Stock	Common Stock ($0.01 per share par value)	Additional Paid-In Capital	Distribution in Excess of Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Non-controlling Interests
Balance as of December 31, 2023	$31.3	0.1	$119.8	161.1	$1.7	$2,402.5	$(1,821.1)	$(5.8)	$577.3	$1.7
Net income (loss)	0.1	—	—	—	—	—	(27.2)	—	(27.2)	—
Other comprehensive loss	—	—	—	—	—	—	—	(3.1)	(3.1)	—
Stock-based payments:
Vested	—	—	—	1.4	—	—	—	—	—	—
Amortization	—	—	—	—	—	7.2	—	—	7.2	—
Shares paid for tax withholding for stock-based payments	—	—	—	(0.6)	—	(7.5)	—	—	(7.5)	—
Series A Preferred Stock dividends (7%)	—	—	—	—	—	—	(2.2)	—	(2.2)	—
Dividends ($0.30 per share)	—	—	—	—	—	—	(50.0)	—	(50.0)	—
Adjustment to redeemable value of noncontrolling interests	3.6	—	—	—	—	(3.6)	—	—	(3.6)	—
Other	(0.1)	—	—	—	—	—	—	—	—	(0.1)
Balance as of March 31, 2024	$34.9	0.1	$119.8	161.9	$1.7	$2,398.6	$(1,900.5)	$(8.9)	$490.9	$1.6

Balance as of December 31, 2024	$13.6	0.1	$119.8	166.0	$1.7	$2,493.6	$(1,846.2)	$(0.1)	$649.0	$1.6
Net loss	(0.1)	—	—	—	—	—	(20.6)	—	(20.6)	—
Stock-based payments:
Vested	—	—	—	1.9	—	—	—	—	—	—
Amortization	—	—	—	—	—	9.5	—	—	9.5	—
Shares paid for tax withholding for stock-based payments	—	—	—	(0.8)	—	(14.9)	—	—	(14.9)	—
Series A Preferred Stock dividends (7%)	—	—	—	—	—	—	(2.2)	—	(2.2)	—
Dividends ($0.30 per share)	—	—	—	—	—	—	(50.1)	—	(50.1)	—
Adjustment to redeemable value of noncontrolling interests	3.8	—	—	—	—	(3.8)	—	—	(3.8)	—
Other	0.1	—	—	—	—	—	—	—	—	—
Balance as of March 31, 2025	$17.4	0.1	$119.8	167.1	$1.7	$2,484.4	$(1,919.1)	$(0.1)	$566.9	$1.6
See accompanying notes to unaudited consolidated financial statements.

OUTFRONT Media Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31,
(in millions)	2025	2024
Operating activities:
Net loss attributable to OUTFRONT Media Inc.	$(20.6)	$(27.2)
Adjustments to reconcile net income (loss) to net cash flow provided by operating activities:
Net income (loss) attributable to redeemable and non-redeemable noncontrolling interests	(0.1)	0.1
Depreciation and amortization	40.7	36.1
Deferred tax provision	—	1.0
Stock-based compensation	9.5	7.2
Provision for doubtful accounts	1.5	1.1
Accretion expense	0.7	0.8
Net loss on dispositions	0.1	0.1
Equity in earnings of investee companies, net of tax	(1.9)	0.2
Distributions from investee companies	0.3	0.7
Amortization of deferred financing costs and debt discount	1.5	1.6
Change in assets and liabilities, net of investing and financing activities:
Decrease in receivables	45.3	34.9
(Increase) decrease in prepaid expenses and other current assets	0.8	(2.0)
Decrease in accounts payable and accrued expenses	(67.8)	(41.6)
Increase in operating lease assets and liabilities	2.1	3.6
Increase in deferred revenues	16.7	14.7
Increase in income taxes	0.5	1.2
Decrease in assets and liabilities held for sale, net	—	(0.5)
Other, net	4.3	(1.4)
Net cash flow provided by operating activities	33.6	30.6

Investing activities:
Capital expenditures	(17.2)	(18.4)
Acquisitions	(5.7)	(6.0)
MTA franchise rights	(4.0)	—
Net proceeds from dispositions	0.7	5.4
Return of investment in investee companies	1.5	—
Net cash flow used for investing activities	(24.7)	(19.0)

Financing activities:
Proceeds from borrowings under short-term debt facilities	50.0	65.0
Repayments of borrowings under short-term debt facilities	(10.0)	(10.0)
Payments of deferred financing costs	—	(0.1)
Taxes withheld for stock-based compensation	(12.3)	(7.4)
Dividends	(53.0)	(52.4)
Net cash flow used for financing activities	(25.3)	(4.9)

OUTFRONT Media Inc.
Consolidated Statements of Cash Flows (Continued)
(Unaudited)

	Three Months Ended
	March 31,
(in millions)	2025	2024
Effect of exchange rate changes on cash and cash equivalents	—	(0.3)
Net increase (decrease) in cash and cash equivalents	(16.4)	6.4
Cash and cash equivalents at beginning of period	46.9	36.0
Cash and cash equivalents at end of period	$30.5	$42.4

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$—	$0.1
Cash paid for interest	46.2	51.2

Non-cash investing and financing activities:
Accrued purchases of property and equipment	$13.4	$8.0
Accrued MTA franchise rights	1.6	—
Taxes withheld for stock-based compensation	2.6	0.1
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

On June 7, 2024, we sold all of our equity interests in Outdoor Systems Americas ULC and its subsidiaries (the “Transaction”), which held all of the assets of the Company’s outdoor advertising business in Canada (the “Canadian Business”). (See Note 12. Acquisitions and Dispositions: Dispositions.)

Basis of Presentation and Use of Estimates

The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules of the Securities and Exchange Commission (the “SEC”). In the opinion of our management, the accompanying unaudited consolidated financial statements reflect all adjustments, consisting of normal and recurring adjustments, necessary for a fair presentation of our financial position, results of operations and cash flows for the periods presented. These financial statements should be read in conjunction with the more detailed financial statements and notes thereto, included in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 28, 2025.

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

On January 17, 2025, the Company effected a Reverse Stock Split (as defined below) of the Company’s common stock (see Note 10. Equity). All shares of the Company’s common stock and per-share data included in these consolidated financial statements have been retroactively adjusted as though the Reverse Stock Split has been effected prior to all periods presented.

Revision of Previously Issued Financial Information

In the third quarter of 2024, we identified an error related to the accounting for noncontrolling interests in our consolidated joint ventures, which include buy/sell clauses. The error related to the appropriate classification of these noncontrolling interests as redeemable and recognition of these redeemable noncontrolling interests at the maximum redemption value for each period. The Company assessed the materiality of the error on its previously issued financial statements in accordance with the SEC’s Staff Accounting Bulletin (“SAB”) No. 99 and SAB No. 108 and concluded that the amount was not material, individually or in the aggregate, to any of its previously issued financial statements, but would have been material to certain of our financial statements in the current period. Accordingly, we have revised our previously issued financial information. All relevant prior period amounts affected by these revisions have been corrected in the applicable Notes to the Consolidated Financial Statements, as appropriate. Any prior periods not presented herein may be revised in future filings to the extent necessary. (See Note 18. Revised Consolidated Financial Information.)

The impact of the revisions have been reflected throughout the Consolidated Financial Statements, including the applicable Notes to the Consolidated Financial Statements, as appropriate.

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)
Note 2. New Accounting Standards

Adoption of New Accounting Standards

In December 2023, the Financial Accounting Standards Board (“FASB”) issued guidance to enhance the transparency and decision usefulness of income tax disclosures primarily related to rate reconciliation and income taxes paid information. The guidance is effective for annual periods beginning after December 15, 2024. Retrospective application is permitted. We are currently evaluating the impact of this guidance on our 2025 annual consolidated financial statements.

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

Note 3. Property and Equipment, Net

The table below presents the balances of major classes of assets and accumulated depreciation.

		As of
(in millions)	Estimated Useful Lives	March 31, 2025	December 31, 2024
Land		$110.3	$110.2
Buildings	15 to 35 years	47.6	47.1
Advertising structures	3 to 20 years	1,767.0	1,752.8
Furniture, equipment and other	3 to 10 years	190.4	186.8
Construction in progress		34.1	32.9
		2,149.4	2,129.8
Less: Accumulated depreciation		1,500.6	1,480.9
Property and equipment, net		$648.8	$648.9

Depreciation expense was $23.6 million in the three months ended March 31, 2025, and $18.5 million in the three months ended March 31, 2024.

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

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)
Our identifiable intangible assets consist of the following:

(in millions)	Gross	Accumulated Amortization	Impairment	Net
As of March 31, 2025:
Permits and leasehold agreements	$1,539.5	$(948.9)	$—	$590.6
Franchise agreements(a)	892.6	(363.3)	(485.8)	43.5
Other intangible assets	19.5	(10.7)	—	8.8
Total intangible assets	$2,451.6	$(1,322.9)	$(485.8)	$642.9

As of December 31, 2024:
Permits and leasehold agreements	$1,535.9	$(935.7)	$—	$600.2
Franchise agreements(a)	888.8	(360.9)	(485.8)	42.1
Other intangible assets	19.5	(9.8)	—	9.7
Total intangible assets	$2,444.2	$(1,306.4)	$(485.8)	$652.0
(a)We reclassified all Prepaid MTA equipment deployment costs (see Note 16. Commitments and Contingencies) and recorded impairments in the first and second quarters of 2024, due to the long-term outlook of our Transit reporting unit.

In the three months ended March 31, 2025, we acquired 6 displays, resulting in amortizable intangible assets for permits and leasehold agreements of $4.9 million, which are amortized using the straight-line method over their estimated useful lives, an average period of 18.8 years.

All of our intangible assets, except goodwill, are subject to amortization. Amortization expense was $17.1 million in the three months ended March 31, 2025, and $17.6 million in the three months ended March 31, 2024.

As a result of negative aggregate undiscounted cash flow forecasts related to our New York Metropolitan Transportation Authority (the “MTA”) asset group, we performed a quarterly impairment analysis on the MTA asset group during the three months ended March 31, 2024, and recorded an impairment charge of $9.1 million, representing additional MTA equipment deployment cost spending during the quarter. No impairment charges were recorded during the three months ended March 31, 2025.

Note 5. Leases

Lessee

The following table presents our operating lease assets and liabilities:

	As of
(in millions, except years and percentages)	March 31, 2025	December 31, 2024
Operating lease assets	$1,495.3	$1,503.8
Short-term operating lease liabilities	177.4	168.7
Non-current operating lease liabilities	1,336.3	1,351.8

Weighted-average remaining lease term	10.8 years	10.8 years
Weighted-average discount rate	6.4%	6.4%

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)
The components of our lease expenses were as follows:

	Three Months Ended
	March 31,
(in millions)	2025	2024
Operating expenses	$109.4	$121.2
Selling, general and administrative expenses	2.9	3.9
Variable costs	25.9	28.6

Cash paid for operating leases(a)	133.0	142.5
Leased assets obtained in exchange for new operating lease liabilities	56.1	60.5
(a)In 2024, includes amounts related to Canada. (See Note 12. Acquisitions and Dispositions: Dispositions.)

For each of the three months ended March 31, 2025 and 2024, sublease income related to office properties was immaterial.

Lessor

We recorded rental income of $289.1 million for the three months ended March 31, 2025, and $304.1 million for the three months ended March 31, 2024, in Revenues on our Consolidated Statement of Operations.

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

(in millions)
As of December 31, 2024	$33.9
Accretion expense	0.7
Additions	0.1
Liabilities settled	(0.5)
As of March 31, 2025	$34.2

Note 7. Related Party Transactions

On January 18, 2023, we entered into a transaction with an affiliate of Providence Equity Partners L.L.C. (the “Providence Affiliate”) in connection with the Providence Affiliate’s purchase of a lease for certain outdoor advertising assets (the “Assets”) from a third-party seller. Pursuant to an agreement between us and the Providence Affiliate (the “Billboard Agreement”), we agreed to exclusively market, license and make advertising space available on the Assets to third-party advertisers for a term of up to ten years (the “Billboard Transaction”). In return, we will retain all revenues from the sale of advertising with respect to the Assets less the following payments to the Providence Affiliate or its payment designee, as applicable: (i) a minimum annual guarantee payment paid to the Providence Affiliate’s payment designee that increases from approximately $1.8 million to $3.5 million during the term of the Billboard Agreement; (ii) a minimum annual guarantee payment paid to the Providence Affiliate that increases from $8.5 million to $12.0 million by year six and adjusted for inflation thereafter through year ten; (iii) a percentage revenue share payment on gross revenues generated above $22.0 million paid to the Providence Affiliate during the term of the Billboard Agreement; (iv) a percentage revenue share payment on net revenues until $100.0 million is paid to the Providence Affiliate or its payment designee, as applicable; and (v) a one-time payment of $10.0 million paid to the Providence Affiliate on the fifth anniversary of the closing of the Billboard Transaction (the “Billboard Transaction Closing”) if we have not yet acquired the Assets as described below. The Billboard Agreement also provides that (i) we have the option to acquire the Assets from the Providence Affiliate between the third and seventh anniversaries of the Billboard Transaction Closing at pre-agreed prices depending on the time at which we exercise the option; (ii) prior to the seventh anniversary of the Billboard Transaction Closing, we have a right of first offer prior to any sale of the Assets by the Providence Affiliate to a third-

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)
party; and (iii) in the event of a termination of the Billboard Agreement by the Providence Affiliate after a sale to a third-party, we may in certain circumstances be entitled to receive a termination payment. As of March 31, 2025, operating lease assets related to the Billboard Agreement were $83.0 million, current operating lease liabilities related to the Billboard Agreement were $4.3 million and non-current operating lease liabilities related to the Billboard Agreement were $87.8 million, and are included in Operating lease assets, current Operating lease liabilities and non-current Operating lease liabilities, respectively, on the Consolidated Statements of Financial Position. Billboard revenues related to the Billboard Agreement were $3.0 million in the three months ended March 31, 2025, $2.8 million in the three months ended March 31, 2024, and recorded in Revenues on the Consolidated Statement of Operations. Operating lease expenses related to the Billboard Agreement were $3.0 million in the three months ended March 31, 2025, and $3.5 million in the three months ended March 31, 2024, and recorded in Operating expenses on the Consolidated Statement of Operations.

Joint Ventures

Additionally, we have a 50% ownership interest in one active joint venture that operates transit shelters in the greater Los Angeles area and two active joint ventures which operate a total of nine billboard displays in New York and Boston. All of these joint ventures are accounted for as equity investments. These investments totaled $8.8 million as of March 31, 2025, and $8.6 million as of December 31, 2024, and are included in Other assets on the Consolidated Statements of Financial Position. We provided sales and management services to these joint ventures and recorded management fees in Revenues on the Consolidated Statement of Operations of $0.6 million in the three months ended March 31, 2025 and $1.0 million in the three months ended March 31, 2024.

Note 8. Debt

Debt, net, consists of the following:

	As of
(in millions, except percentages)	March 31, 2025	December 31, 2024
Short-term debt:
AR Facility	$50.0	$10.0
Total short-term debt	50.0	10.0

Long-term debt:
Term loan, due 2026	399.6	399.5

Senior secured notes:
7.375% senior secured notes, due 2031	450.0	450.0

Senior unsecured notes:
5.000% senior unsecured notes, due 2027	650.0	650.0
4.250% senior unsecured notes, due 2029	500.0	500.0
4.625% senior unsecured notes, due 2030	500.0	500.0
Total senior unsecured notes	1,650.0	1,650.0

Debt issuance costs	(15.9)	(17.0)
Total long-term debt, net	2,483.7	2,482.5

Total debt, net	$2,533.7	$2,492.5

Weighted average cost of debt	5.4%	5.4%

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)
Term Loan

The interest rate on the term loan due in 2026 (the “Term Loan”) was 6.1% per annum as of March 31, 2025. As of March 31, 2025, a discount of $0.4 million on the Term Loan remains unamortized. The discount is being amortized through Interest expense, net, on the Consolidated Statement of Operations.

Revolving Credit Facility

We also have a $500.0 million revolving credit facility, which matures in 2028 (the “Revolving Credit Facility,” together with the Term Loan, the “Senior Credit Facilities”).

As of March 31, 2025, there were no outstanding borrowings under the Revolving Credit Facility.

The commitment fee based on the amount of unused commitments under the Revolving Credit Facility was $0.5 million in each of the three months ended March 31, 2025, and 2024. As of March 31, 2025, we had issued letters of credit totaling approximately $5.2 million against the letter of credit facility sublimit under the Revolving Credit Facility.

Standalone Letter of Credit Facilities

As of March 31, 2025, we had issued letters of credit totaling approximately $64.7 million under our aggregate $81.0 million standalone letter of credit facilities. The total fees under the letter of credit facilities were immaterial in each of the three months ended March 31, 2025 and 2024.

Accounts Receivable Securitization Facility

As of March 31, 2025, we have a $150.0 million revolving accounts receivable securitization facility (the “AR Facility”), which terminates in June 2027, unless further extended.

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

As of March 31, 2025, there were $50.0 million of outstanding borrowings under the AR Facility, at a borrowing rate of 5.6%. As of March 31, 2025, borrowing capacity remaining under the AR Facility was $100.0 million based on approximately $312.9 million of accounts receivable that could be used as collateral for the AR Facility in accordance with the agreements governing the AR Facility. The commitment fee based on the amount of unused commitments under the AR Facility was $0.1 million in each of the three months ended March 31, 2025 and 2024. In April 2025, we made a repayment of $10.0 million under the AR Facility.

Debt Covenants

Our credit agreement, dated as of January 31, 2014 (as amended, restated, amended and restated, supplemented or otherwise modified, the “Credit Agreement”), governing the Senior Credit Facilities, the agreements governing the AR Facility, and the indentures governing our senior notes contain customary affirmative and negative covenants, subject to certain exceptions,

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)
including but not limited to those that restrict the Company’s and its subsidiaries’ abilities to (i) pay dividends on, repurchase or make distributions in respect to the Company’s or its wholly-owned subsidiary, Outfront Media Capital LLC’s capital stock or make other restricted payments other than dividends or distributions necessary for us to maintain our REIT status, subject to certain conditions and exceptions, (ii) enter into agreements restricting certain subsidiaries’ ability to pay dividends or make other intercompany or third-party transfers, and (iii) incur additional indebtedness. One of the exceptions to the restriction on our ability to incur additional indebtedness is satisfaction of a Consolidated Total Leverage Ratio, which is the ratio of our consolidated total debt to our Consolidated EBITDA (as defined in the Credit Agreement) for the trailing four consecutive quarters, of no greater than 6.0 to 1.0. As of March 31, 2025, our Consolidated Total Leverage Ratio was 4.8 to 1.0, as adjusted to give pro forma effect to the Transaction, in accordance with the Credit Agreement.

The terms of the Credit Agreement (and under certain circumstances, the agreements governing the AR Facility) require that we maintain a Consolidated Net Secured Leverage Ratio, which is the ratio of (i) our consolidated secured debt (less up to $150.0 million of unrestricted cash) to (ii) our Consolidated EBITDA (as defined in the Credit Agreement) for the trailing four consecutive quarters, of no greater than 4.5 to 1.0. As of March 31, 2025, our Consolidated Net Secured Leverage Ratio was 1.6 to 1.0, as adjusted to give pro forma effect to the Transaction, in accordance with the Credit Agreement. As of March 31, 2025, we are in compliance with our debt covenants.

Deferred Financing Costs

As of March 31, 2025, we had deferred $19.6 million in fees and expenses associated with the Term Loan, the Revolving Credit Facility, the AR Facility and our senior notes. We are amortizing the deferred fees through Interest expense, net, on our Consolidated Statement of Operations over the respective terms of the Term Loan, Revolving Credit Facility, AR Facility and our senior notes.

Fair Value

Under the fair value hierarchy, observable inputs such as unadjusted quoted prices in active markets for identical assets or liabilities are defined as Level 1; observable inputs other than quoted prices included within Level 1 that are either directly or indirectly observable for the asset or liability are defined as Level 2; and unobservable inputs for the asset or liability are defined as Level 3. The aggregate fair value of our debt, which is estimated based on quoted market prices of similar liabilities, was approximately $2.5 billion as of both March 31, 2025, and December 31, 2024. The fair value of our debt as of both March 31, 2025, and December 31, 2024, is classified as Level 2.

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

Note 10. Equity

As of March 31, 2025, 450,000,000 shares of our common stock, par value $0.01 per share, were authorized; 167,073,066 shares were issued and outstanding; and 50,000,000 shares of our preferred stock, par value $0.01 per share, were authorized, with 125,000 shares of our Series A Convertible Perpetual Preferred Stock (the “Series A Preferred Stock”), par value $0.01 per share, issued and outstanding.

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
(Unaudited)
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

During the three months ended March 31, 2025, we paid cash dividends of $2.2 million on the Series A Preferred Stock. As of March 31, 2025, the maximum number of shares of common stock that could be required to be issued on conversion of the outstanding shares of Series A Preferred Stock was approximately 7.8 million shares.

We have a sales agreement in connection with an “at-the-market” equity offering program (the “ATM Program”), under which we may, from time to time, issue and sell shares of our common stock up to an aggregate offering price of $300.0 million. We have no obligation to sell any of our common stock under the sales agreement and may at any time suspend solicitations and offers under the sales agreement. No shares were sold under the ATM Program during the three months ended March 31, 2025. As of March 31, 2025, we had approximately $232.5 million of capacity remaining under the ATM Program.

On January 17, 2025, we effectuated a 1-for-1.024549 reverse stock split on our common stock (the “Reverse Stock Split”). All shares of the Company’s common stock included in these Consolidated Financial Statements have been retroactively adjusted as though the Reverse Stock Split has been effected prior to all periods presented.

On May 8, 2025, we announced that our board of directors approved a quarterly cash dividend of $0.30 per share on our common stock payable on June 30, 2025, to stockholders of record at the close of business on June 6, 2025.

Note 11. Revenues

The following table summarizes revenues by source:

	Three Months Ended
	March 31,
(in millions)	2025	2024
Billboard:
Static displays	$206.9	$222.8
Digital displays	92.3	93.9
Other	11.5	12.1
Billboard revenues	310.7	328.8
Transit:
Static displays	34.1	38.7
Digital displays	35.6	32.8
Other	8.0	7.9
Transit revenues	77.7	79.4
Other	2.3	0.3
Total revenues	$390.7	$408.5

Rental income was $289.1 million in the three months ended March 31, 2025, and $304.1 million in the three months ended March 31, 2024, and is recorded in Revenues on the Consolidated Statement of Operations.

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)
The following table summarizes revenues by geography:

	Three Months Ended
	March 31,
(in millions)	2025	2024
United States:
Billboard	$310.7	$313.9
Transit	77.7	75.7
Other	2.3	0.3
Total United States revenues	390.7	389.9
Canada	—	18.6
Total revenues	$390.7	$408.5

We recognized substantially all of the Deferred revenues on the Consolidated Statement of Financial Position as of December 31, 2024, during the three months ended March 31, 2025.

Note 12. Acquisitions and Dispositions

Acquisitions

We completed several asset acquisitions for a total purchase price of approximately $5.7 million in the three months ended March 31, 2025, and $6.0 million in the three months ended March 31, 2024. The value of the assets acquired during 2025 and 2024 has primarily been allocated to the related permits and leasehold agreements intangible assets (see Note 4. Intangible Assets).

Dispositions

On June 7, 2024, the Company completed the sale of the Canadian Business in the Transaction. In connection with the Transaction, the Company received C$410.0 million in cash, subject to certain purchase price adjustments.

Note 13. Stock-Based Compensation

In the first quarter of 2025, the Company updated its long-term equity incentive compensation program for the Company’s executive officers and certain other employees by adding a relative total shareholder return (“TSR”) financial measure and removing adjusted funds from operations as a financial measure for the allocation and calculation of performance-based restricted share units (“PRSUs”) awards. The Company modified the vesting schedule for the PRSU awards as well. Accordingly, the Company’s annual long-term equity incentive compensation awards for these employees will be allocated as follows going forward: (i) 60% PRSUs, which contain market and service conditions, (1) with 60% of the awards earned based on one-year Adjusted OIBDA (as defined below) performance, subject to ratable vesting over a three-year period following the grant date, and (2) 40% earned based on the Company’s TSR relative to the TSRs of the companies in a custom peer group based on a three-year performance period from January 1, 2025 to December 31, 2027, subject to cliff vesting in full on the third anniversary of the award grant date; and (ii) 40% time-based restricted share units (“RSUs"), which only contain a service condition, subject to ratable vesting over a three-year period following the grant date. The number of PRSUs eligible to vest will range from 0% to 120% or 0% to 200% of target based on the Company’s Adjusted OIBDA performance and the Company’s relative TSR performance, as applicable. Monte Carlo method simulation has been used to estimate the grant date fair value of the PRSUs that have a market condition.

In addition, in the first quarter of 2025, the Company granted one-time grants of PRSUs to certain executive officers and other employees to, among other things, address the change in vesting periods of the PRSU awards, from PRSU awards that had one-year determination periods in 2024 to PRSU awards that had a combination of one-year and three-year determination periods in 2025. The terms and conditions of these PRSU grants are substantially similar to those of the PRSU grants described above, except that the Company’s TSR relative to the TSRs of the companies in a custom peer group will be measured over a two-year performance period from January 1, 2025 to December 31, 2026, and these PRSU grants will cliff vest in full on the second anniversary of the award grant date. Monte Carlo method simulation has been used to estimate the grant date fair value of these one-time PRSU grants.

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)

The following table summarizes our stock-based compensation expense for the three months ended March 31, 2025 and 2024.

	Three Months Ended
	March 31,
(in millions)	2025	2024
Stock-based compensation expenses (RSUs and PRSUs), before income taxes	$9.5	$7.2
Tax benefit	(0.4)	(0.2)
Stock-based compensation expense, net of tax	$9.1	$7.0

As of March 31, 2025, total unrecognized compensation cost related to non-vested RSUs and PRSUs was $42.1 million, which is expected to be recognized over a weighted average period of 2.3 years.

RSUs and PRSUs

The following table summarizes activity for the three months ended March 31, 2025, of RSUs and PRSUs issued to our employees.

	Activity	Weighted Average Per Share Grant Date Fair Market Value
Non-vested as of December 31, 2024	3,282,970	$15.37
Granted:
RSUs	1,017,966	18.30
PRSUs	435,384	20.81
Vested:
RSUs	(1,040,617)	17.15
PRSUs	(498,297)	16.80
Forfeitures:
RSUs	(17,031)	15.33
Non-vested as of March 31, 2025	3,180,375	16.25

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

In the three months ended March 31, 2025, our effective tax rate differed from the U.S. federal statutory income tax rate primarily due to our REIT status, including the dividends paid deduction, and the impact of state and local taxes. In the three months ended March 31, 2024, our effective tax rate also included the effect of foreign operations before the impact of the Transaction.

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)
Note 15. Earnings Per Share (“EPS”)

	Three Months Ended
	March 31,
(in millions)	2025	2024
Net loss available for common stockholders	$(20.6)	$(27.2)
Less: Distributions to holders of Series A Preferred Stock	2.2	2.2
Net loss available for common stockholders, basic and diluted	$(22.8)	$(29.4)

Weighted average shares for basic EPS	166.4	161.4
Weighted average shares for diluted EPS(a)(b)	166.4	161.4
(a)The potential impact of 2.4 million granted RSUs and PRSUs in the three months ended March 31, 2025, and 1.8 million granted RSUs and PRSUs in the three months ended March 31, 2024, were antidilutive.
(b)The potential impact of 7.8 million shares of our common stock issuable upon conversion of the Series A Preferred Stock in each of the three months ended March 31, 2025 and 2024, were antidilutive.

Note 16. Commitments and Contingencies

Off-Balance Sheet Arrangements

Our off-balance sheet commitments primarily consist of guaranteed minimum annual payments and letters of credit. These arrangements result from our normal course of business and represent obligations that are payable over several years.

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

•Recoupment of Equipment Deployment Costs. We may retain incremental revenues that exceed an annual base revenue amount for the cost of deploying advertising and communications displays throughout the transit system. Recoupable MTA equipment deployment costs are recorded as Prepaid MTA equipment deployment costs and Intangible assets on our Consolidated Statement of Financial Position, and as these costs are recouped from incremental revenues that the MTA would otherwise be entitled to receive, Prepaid MTA equipment deployment costs will be reduced. If incremental revenues generated over the term of the agreement are not sufficient to cover all or a portion of the equipment deployment costs, the costs will not be recouped, which could have an adverse effect on our business, financial condition and results of operations, including impairment charges (see Note 4. Intangible Assets). If we do not recoup all costs of deploying advertising and communications screens with respect to the New Inventory by the end of the term of the MTA Agreement, the MTA will be obligated to reimburse us for these costs. Deployment costs in an amount not to exceed $50.7 million, which are deemed authorized before December 31, 2020, will be paid directly by the MTA. For any deployment costs deemed authorized after December 31, 2020, the MTA and the Company will no longer be obligated to directly pay 70% and 30% of the costs, respectively, and these costs will be subject to recoupment in accordance with the MTA Agreement. We did not recoup any equipment deployment costs in the three months ended March 31, 2025. In addition, we currently do not expect to recoup any equipment deployment costs throughout the remainder of the Amended Term (as defined below) of the MTA Agreement.

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)

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

During the three months ended March 31, 2025, we had no recoupment from incremental revenues. As of March 31, 2025, 27,033 digital displays had been installed, composed of 4,998 digital advertising screens on subway and train platforms and entrances, 15,664 smaller-format digital advertising screens on rolling stock and 6,371 MTA communications displays. In the three months ended March 31, 2025, 788 installations occurred. During the three months ended March 31, 2025, we incurred equipment deployment costs of $3.7 million, which were recorded as Intangible assets related to franchise agreements. As of March 31, 2025, we had Intangible assets related to franchise agreements balance related to the MTA Agreement of $13.9 million.
As a result of negative aggregate undiscounted cash flow forecasts related to our MTA asset group, we performed a quarterly impairment analysis on the MTA asset group during the three months ended March 31, 2024, and recorded an impairment charge of $9.1 million, representing additional MTA equipment deployment cost spending during the quarter. No impairment charges were recorded during the three months ended March 31, 2025.

Letters of Credit

We have indemnification obligations with respect to letters of credit and surety bonds primarily used as security against non-performance in the normal course of business. As of March 31, 2025, the outstanding letters of credit were approximately $69.9 million and outstanding surety bonds were approximately $172.6 million, and were not recorded on the Consolidated Statements of Financial Position.

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

Note 17. Segment Information

We have identified our Interim Chief Executive Officer as the chief operating decision maker for purposes of determining segments. We currently manage our operations through two reportable operating segments—(1) Billboard, which provides advertising space on billboard advertising structures and sites in the U.S., and (2) Transit, which provides advertising space on transit advertising displays operating under exclusive multi-year contracts with municipalities in large cities across the U.S. Prior to its sale, our Canadian operations comprised our International operating segment, which did not meet the criteria to be a reportable segment and accordingly, was included in Other. Historical operating results of our Canadian operations are included in Other through the date of sale. Also included in Other are operating results for third-party digital equipment sales.

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)
The following tables set forth our financial performance by segment. We present Operating income (loss) before Depreciation, Amortization, Net (gain) loss on dispositions, Stock-based compensation and Impairment charge (“Adjusted OIBDA”) as the primary measure of profit and loss for our operating segments. Adjusted OIBDA margin is a secondary measure utilized to measure performance of our operating segments.

Our chief operating decision maker utilized Adjusted OIBDA and Adjusted OIBDA margin in evaluating our operating performance and planning and forecasting future periods, as each is an important indicator of our operational strength and business performance. We believe these measures highlight operational trends and provide an important perspective on operational performance across periods.

	Three Months Ended
(in millions, except percentages)	March 31, 2025	March 31, 2024
Billboard:
Billboard revenues	$310.7	$313.9
Billboard property lease(a)	(109.2)	(115.5)
Posting, maintenance and other(a)	(35.7)	(36.6)
Significant Billboard segment operating expenses(a)	(144.9)	(152.1)
Significant Billboard segment selling, general and administrative(b)	(66.8)	(64.7)
Billboard Adjusted OIBDA	$99.0	$97.1
Billboard Adjusted OIBDA margin	31.9%	30.9%

Transit:
Transit revenues	$77.7	$75.7
Transit franchise(a)	(58.0)	(58.0)
Posting, maintenance and other(a)	(16.6)	(16.1)
Significant Transit segment operating expenses(a)	(74.6)	(74.1)
Significant Transit segment selling, general and administrative(b)	(17.3)	(16.9)
Transit Adjusted OIBDA	$(14.2)	$(15.3)
Transit Adjusted OIBDA margin	(18.3)%	(20.2)%

Total segments:
Segment revenues	$388.4	$389.6
Billboard property lease(a)	(109.2)	(115.5)
Transit franchise(a)	(58.0)	(58.0)
Posting, maintenance and other(a)	(52.3)	(52.7)
Significant segment operating expenses(a)	(219.5)	(226.2)
Significant segment selling, general and administrative(b)	(84.1)	(81.6)
Segment Adjusted OIBDA	$84.8	$81.8

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)

	Three Months Ended
(in millions)	March 31, 2025	March 31, 2024
Reconciliation to net loss:
Segment Adjusted OIBDA	$84.8	$81.8
Non-segment Adjusted OIBDA	(20.6)	(15.3)
Total Adjusted OIBDA	64.2	66.5
Net loss on dispositions	(0.1)	(0.1)
Impairment charge	—	(9.1)
Depreciation	(23.6)	(18.5)
Amortization	(17.1)	(17.6)
Stock-based compensation	(9.5)	(7.2)
Total operating income	13.9	14.0
Interest expense, net	(36.0)	(41.4)
Loss before benefit (provision) for income taxes and equity in earnings of investee companies	(22.1)	(27.4)
(Provision) benefit for income taxes	(0.5)	0.5
Equity in earnings of investee companies, net of tax	1.9	(0.2)
Net loss before allocation to redeemable and non-redeemable noncontrolling interests	(20.7)	(27.1)
Net income (loss) attributable to redeemable and non-redeemable noncontrolling interests	(0.1)	0.1
Net loss attributable to OUTFRONT Media Inc.	$(20.6)	$(27.2)

Revenues	$390.7	$408.5

Billboard property lease(a)	$(109.2)	$(121.7)
Transit franchise(a)	(58.0)	(59.0)
Posting, maintenance and other(a)	(54.1)	(58.0)
Operating expenses(a)	(221.3)	(238.7)
Selling, general and administrative(b)	(114.7)	(110.5)
Stock-based compensation	9.5	7.2
Adjusted OIBDA	$64.2	$66.5
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

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)
Other disclosures(a):

	Three Months Ended
(in millions)	March 31, 2025	March 31, 2024
Revenues(b):
United States	$390.7	$389.9
Canada	—	18.6
Total revenues	$390.7	$408.5

	As of
	March 31, 2025	December 31, 2024
Long-lived Assets(c):
United States	$4,802.1	$4,820.7
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

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)
The following tables present the impact of correcting the errors related to the classification of redeemable noncontrolling interests and variable lease costs on the affected line items of our Consolidated Statements of Redeemable Noncontrolling Interests, Preferred Stock and Equity for the three months ended March 31, 2024, and the three and six months ended June 30, 2024.

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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with our historical consolidated financial statements and the notes thereto appearing in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the Securities and Exchange Commission (the “SEC”) on February 28, 2025, and the unaudited consolidated financial statements and the notes thereto included in this Quarterly Report on Form 10-Q. This MD&A contains forward-looking statements that involve numerous risks and uncertainties. The forward-looking statements are subject to a number of important factors, including, but not limited to, those factors discussed in the sections entitled “Risk Factors” in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 28, 2025, and the section entitled “Cautionary Statement Regarding Forward-Looking Statements” in this Quarterly Report on Form 10-Q, that could cause our actual results to differ materially from the results described herein or implied by such forward-looking statements. Except as otherwise indicated or unless the context otherwise requires, all references in this Quarterly Report on Form 10-Q to (i) “OUTFRONT Media,” “the Company,” “we,” “our,” “us” and “our company” mean OUTFRONT Media Inc., a Maryland corporation, and unless the context requires otherwise, its consolidated subsidiaries, and (ii) the “25 largest markets in the U.S.,” “approximately 120 markets in the U.S.” and “Nielsen Designated Market Areas” are based, in whole or in part, on Nielsen Media Research’s 2025 Designated Market Area rankings.

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

On June 7, 2024, we sold all of our equity interests in Outdoor Systems Americas ULC and its subsidiaries (the “Transaction”), which held all of the assets of the Company’s outdoor advertising business in Canada (the “Canadian Business”). (See Note 12. Acquisitions and Dispositions: Dispositions to the Consolidated Financial Statements.)

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

During the three months ended March 31, 2025, we built or converted 28 new digital billboard displays and entered into marketing arrangements to sell advertising on 2 third-party digital billboard displays. In the three months ended March 31, 2025, we built, converted or replaced 788 digital transit and other displays. The following table sets forth information regarding our digital displays.

	Digital Revenues (in millions) for the Three Months Ended March 31, 2025(a)			Number of Digital Displays as of March 31, 2025(a)
Location	Digital Billboard	Digital Transit	Total Digital Revenues	Digital Billboard Displays	Digital Transit Displays	Total Digital Displays
United States	$92.3	$35.6	$127.9	1,961	29,156	31,117
(a)Digital display amounts include 6,449 displays reserved for transit agency use. Our number of digital displays is impacted by acquisitions, dispositions, management agreements, the net effect of new and lost billboards, and the net effect of won and lost franchises in the period.

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

During the three months ended March 31, 2025, our largest categories of advertisers were entertainment, retail and legal services/lawyers, each of which represented 19%, 12% and 11% of our total revenues from our Billboard and Transit segments, respectively. During the three months ended March 31, 2024, our largest categories of advertisers were entertainment, retail and health/medical, each of which represented 20%, 11% and 10% of our total revenues from our Billboard and Transit segments, respectively.

Our large-scale portfolio allows our customers to reach a national audience and also provides the flexibility to tailor campaigns to specific regions or markets. We generated approximately 42% of our total revenues from our Billboard and Transit segments from national advertising campaigns in the three months ended March 31, 2025, compared to approximately 40% in the same prior-year period.

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

	Three Months Ended
	March 31,		%
(in millions, except percentages)	2025	2024	Change
Revenues	$390.7	$408.5	(4)%
Organic revenues(a)(b)	390.7	389.9	—
Operating income	13.9	14.0	(1)
Adjusted OIBDA(b)	64.2	66.5	(3)
Adjusted OIBDA(b) margin	16.4%	16.3%
Net loss attributable to OUTFRONT Media Inc.	(20.6)	(27.2)	(24)
Funds from operations (“FFO”)(b) attributable to OUTFRONT Media Inc.	26.5	22.3	19
Adjusted FFO (“AFFO”)(b) attributable to OUTFRONT Media Inc.	23.9	23.2	3
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
(b)See the “Reconciliation of Non-GAAP Financial Measures” and “Revenues” sections of this MD&A for reconciliations of Operating income (loss) to Operating income (loss) before Depreciation, Amortization, Net (gain) loss on dispositions, Stock-based compensation and Impairment charge (“Adjusted OIBDA”) Net income (loss) attributable to OUTFRONT Media Inc. to FFO attributable to OUTFRONT Media Inc. and AFFO attributable to OUTFRONT Media Inc., and Revenues to organic revenues.

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

	Three Months Ended
	March 31,		%
(in millions, except percentages)	2025	2024	Change
Total revenues	$390.7	$408.5	(4)%

Organic revenues(a)	$390.7	$389.9	—
Non-organic revenues	—	18.6	*
Total revenues	$390.7	$408.5	(4)
*    Calculation is not meaningful.
(a)Organic revenues exclude revenues associated with the impact of the Transaction (“non-organic revenues”).

Total revenues decreased by $17.8 million, or 4%, and organic revenues increased $0.8 million in the three months ended March 31, 2025, compared to the same prior-year period.

In the three months ended March 31, 2024, non-organic revenues reflect the impact of the Transaction.

Expenses

	Three Months Ended
	March 31,		%
(in millions, except percentages)	2025	2024	Change
Expenses:
Operating	$221.3	$238.7	(7)%
Selling, general and administrative	114.7	110.5	4
Net loss on dispositions	0.1	0.1	—
Impairment charge	—	9.1	*
Depreciation	23.6	18.5	28
Amortization	17.1	17.6	(3)
Total expenses	$376.8	$394.5	(4)
*Calculation is not meaningful.

Operating Expenses

	Three Months Ended
	March 31,		%
(in millions, except percentages)	2025	2024	Change
Operating expenses:
Billboard property lease	$109.2	$121.7	(10)%
Transit franchise	58.0	59.0	(2)
Posting, maintenance and other	54.1	58.0	(7)
Total operating expenses	$221.3	$238.7	(7)

Billboard property lease expenses represented 28% of total revenues in the three months ended March 31, 2025, and 30% in the three months ended March 31, 2024. The decrease in billboard property lease expenses as a percentage of total revenues in the three months ended March 31, 2025, compared to the same prior-year period is primarily due to lower variable billboard property lease costs driven by higher relative revenue performance in advertising markets that have lower variable billboard property lease costs and lower revenue performance in advertising markets that have higher variable billboard property lease costs (see Note 5. Leases to the Consolidated Financial Statements) and the impact of lost billboards.

Billboard property lease expenses decreased $12.5 million, or 10%, primarily due to lower variable billboard property lease expenses, the impact of the Transaction and lost billboards. Transit franchise expenses decreased $1.0 million, or 2%, in the three months ended March 31, 2025, compared to the same prior-year period, primarily due to the impact of the Transaction.

Transit franchise expenses represented 15% of total revenues in the three months ended March 31, 2025, and 14% in the three months ended March 31, 2024. The increase in transit franchise expenses, as a percentage of total revenues in the three months ended March 31, 2025, compared to the same prior-year period, was primarily driven by the impact of the Transaction.

Posting, maintenance and other expenses, as a percentage of total revenues, were 14% in each of the three months ended March 31, 2025 and 2024. Posting, maintenance and other expenses decreased $3.9 million, or 7%, in the three months ended March 31, 2025, compared to the same prior-year period, primarily due to the impact of the Transaction, partially offset by higher materials costs driven by higher third-party equipment sales.

Selling, General and Administrative Expenses (“SG&A”)

SG&A expenses increased $4.2 million, or 4%, in the three months ended March 31, 2025, compared to the same prior-year period, primarily due to higher compensation-related expenses, including severance and salaries, and higher professional fees, as a result of a management consulting project, partially offset by the impact of the Transaction and the impact of market fluctuations on an unfunded equity-linked retirement plan offered by the Company to certain employees. We continue to evaluate methods to lower SG&A expense growth.

Net Loss on Dispositions

Net loss on dispositions was $0.1 million in each of the three months ended March 31, 2025 and 2024.

Impairment Charge

We recorded an impairment charge of $9.1 million in the three months ended March 31, 2024.

As a result of negative aggregate undiscounted cash flow forecasts related to our MTA asset group, we performed a quarterly impairment analysis on the MTA asset group during the three months ended March 31, 2024, we recorded an impairment charge of $9.1 million, representing additional MTA equipment deployment cost spending during the quarter (see Note 4. Intangible Assets to the Consolidated Financial Statements). No impairment charges were recorded during the three months ended March 31, 2025.

Depreciation

Depreciation increased $5.1 million, or 28%, in the three months ended March 31, 2025, compared to the same prior-year period, due primarily to higher depreciation related to the change in estimated useful life of certain advertising displays.

Amortization

Amortization decreased $0.5 million, or 3%, in the three months ended March 31, 2025, compared to the same prior-year period.

Interest Expense, Net

Interest expense, net, was $36.0 million (including $1.5 million of deferred financing costs) in the three months ended March 31, 2025, and $41.4 million (including $1.6 million of deferred financing costs) in the same prior-year period. Interest expense, net, decreased in the three months ended March 31, 2025, compared to the same prior-year period, primarily due to a lower average debt balance and lower interest rates.

Benefit (Provision) for Income Taxes

Provision for income taxes was $0.5 million in the three months ended March 31, 2025, compared to a Benefit for income taxes of $0.5 million in the same prior-year period, due primarily to the inclusion of foreign operations before the impact of the Transaction.

Net Loss

Net loss before allocation to redeemable and non-redeemable noncontrolling interests decreased $6.6 million, or 24%, in the three months ended March 31, 2025, compared the same prior-year period, primarily driven by an impairment charge incurred in 2024.

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

	Three Months Ended
	March 31,
(in millions, except percentages)	2025	2024
Total revenues	$390.7	$408.5

Operating income	$13.9	$14.0
Net loss on dispositions	0.1	0.1
Impairment charge	—	9.1
Depreciation	23.6	18.5
Amortization	17.1	17.6
Stock-based compensation	9.5	7.2
Adjusted OIBDA	$64.2	$66.5
Adjusted OIBDA margin	16.4%	16.3%

Net loss attributable to OUTFRONT Media Inc.	$(20.6)	$(27.2)
Depreciation of billboard advertising structures	18.8	13.6
Amortization of real estate-related intangible assets	15.1	16.1
Amortization of direct lease acquisition costs	13.2	13.1
Net loss on disposition of real estate assets	0.1	0.1
Impairment charge(a)	—	6.7
Adjustment related to redeemable and non-redeemable noncontrolling interests	(0.1)	(0.1)
FFO attributable to OUTFRONT Media Inc.	26.5	22.3
Non-cash portion of income taxes	0.5	(0.6)
Cash paid for direct lease acquisition costs	(16.4)	(15.3)
Maintenance capital expenditures	(6.3)	(4.7)
Other depreciation	4.8	4.9
Other amortization	2.0	1.5
Impairment charge on non-real estate assets(a)	—	2.4
Stock-based compensation	9.5	7.2
Non-cash effect of straight-line rent	1.1	3.1
Accretion expense	0.7	0.8
Amortization of deferred financing costs	1.5	1.6
AFFO attributable to OUTFRONT Media Inc.	$23.9	$23.2
(a)Primarily an Impairment charge related to our Transit reporting unit and MTA asset group (see Note 4. Intangible Assets to the Consolidated Financial Statements).

FFO attributable to OUTFRONT Media Inc. increased $4.2 million in the three months ended March 31, 2025, compared to the same prior-year period, due primarily to lower interest expense and the impact of an impairment charge in 2024, partially offset by higher stock-based compensation. AFFO attributable to OUTFRONT Media Inc. increased $0.7 million, or 3%, in the three months ended March 31, 2025, compared to the same prior-year period, due primarily to lower interest expense and higher equity earnings, partially offset by lower Adjusted OIBDA, lower non-cash effect of straight-line rent and higher maintenance capital expenditures.

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

The following table presents our Revenues, Adjusted OIBDA and Operating income by segment in the three months ended March 31, 2025 and 2024.

	Three Months Ended
	March 31,
(in millions)	2025	2024
Revenues:
Billboard	$310.7	$313.9
Transit	77.7	75.7
Other	2.3	18.9
Total revenues	$390.7	$408.5

Operating income	$13.9	$14.0
Net loss on dispositions	0.1	0.1
Impairment charge	—	9.1
Depreciation	23.6	18.5
Amortization	17.1	17.6
Stock-based compensation(a)	9.5	7.2
Total Adjusted OIBDA	$64.2	$66.5

Adjusted OIBDA:
Billboard	$99.0	$97.1
Transit	(14.2)	(15.3)
Other	0.5	0.9
Corporate	(21.1)	(16.2)
Total Adjusted OIBDA	$64.2	$66.5

Operating income (loss):
Billboard	$61.0	$63.7
Transit	(17.0)	(27.2)
Other	0.5	0.9
Corporate	(30.6)	(23.4)
Total operating income	$13.9	$14.0
(a)Stock-based compensation is classified as Corporate expense.

Billboard

	Three Months Ended
	March 31,		%
(in millions, except percentages)	2025	2024	Change
Operating income	$61.0	$63.7	(4)%
Net loss on dispositions	0.7	—	*
Depreciation	21.6	16.7	29
Amortization	15.7	16.7	(6)
Adjusted OIBDA	$99.0	$97.1	2

Revenues	$310.7	$313.9	(1)
Operating expenses:
Billboard property lease	(109.2)	(115.5)	(5)
Posting, maintenance and other	(35.7)	(36.6)	(2)
Total operating expenses	(144.9)	(152.1)	(5)
SG&A expenses	(66.8)	(64.7)	3
Adjusted OIBDA	$99.0	$97.1	2
Adjusted OIBDA margin	31.9%	30.9%

New York metropolitan area revenues as a percentage of Billboard segment revenues	8%	10%
Los Angeles metropolitan area revenues as a percentage of Billboard segment revenues	15%	15%
*    Calculation is not meaningful.

Billboard segment revenues decreased $3.2 million, or 1%, in the three months ended March 31, 2025, compared to the same prior-year period, driven by the impact of lost billboards in the period and lower proceeds from condemnations, partially offset by an increase in average revenue per display (yield), including the impact of programmatic platforms on digital billboard revenues. We expect lost billboards to continue to adversely impact Billboard segment revenue performance throughout the remainder of 2025, particularly in the New York and Los Angeles metropolitan areas. We generated approximately 39% in the three months ended March 31, 2025, and 36% in the three months ended March 31, 2024, of our Billboard segment revenues from national advertising campaigns.

Billboard segment property lease expenses represented 35% of Billboard segment revenues in the three months ended March 31, 2025, and 37% in the three months ended March 31, 2024. Billboard segment property lease expenses decreased $6.3 million, or 5%, in the three months ended March 31, 2025, compared to same prior-year period, primarily driven by the impact of lost billboards and lower variable lease costs. We expect Billboard segment property lease expenses to decline throughout the remainder of 2025, compared to the same prior-year periods, as a result of lost billboards. Billboard segment posting maintenance and other expenses decreased $0.9 million, or 2%, in the three months ended March 31, 2025, compared to the same prior-year period, primarily driven by lower maintenance and utilities cost, and lower posting and rotation costs, partially offset by higher compensation-related expenses.

SG&A expenses in the Billboard segment increased $2.1 million, or 3%, in the three months ended March 31, 2025, compared to the same prior-year period, primarily driven by higher compensation-related expenses, including salaries and commissions, higher travel and entertainment expenses and a higher allowance for bad debt.

Billboard segment Adjusted OIBDA increased $1.9 million, or 2%, in three months ended March 31, 2025, compared to the same prior-year period. Billboard segment Adjusted OIBDA margin was 31.9% in the three months ended March 31, 2025, and 30.9% in the three months ended March 31, 2024.

Transit

	Three Months Ended		% Change
	March 31,
(in millions, except percentages)	2025	2024
Operating loss	$(17.0)	$(27.2)	(38)%
Net (gain) loss on dispositions	(0.6)	0.1	*
Impairment charge	—	9.1	*
Depreciation	2.0	1.8	11
Amortization	1.4	0.9	56
Adjusted OIBDA	$(14.2)	$(15.3)	(7)

Revenues	$77.7	$75.7	3
Operating expenses:
Transit franchise	(58.0)	(58.0)	—
Posting, maintenance and other	(16.6)	(16.1)	3
Total operating expenses	(74.6)	(74.1)	1
SG&A expenses	(17.3)	(16.9)	2
Adjusted OIBDA	$(14.2)	$(15.3)	(7)
Adjusted OIBDA margin	(18.3)%	(20.2)%

New York metropolitan area revenues as a percentage of Transit segment revenues	57%	54%
Los Angeles metropolitan area revenues as a percentage of Transit segment revenues	6%	9%
*    Calculation is not meaningful.

Transit segment revenues increased $2.0 million, or 3%, in three months ended March 31, 2025, compared to the same prior-year period, primarily due to an increase in average revenue per display (yield), partially offset by the impact of new and lost transit franchise contracts in the period. We generated approximately 54% in each of the three months ended March 31, 2025 and 2024, of our Transit segment revenues from national advertising campaigns.

Transit segment franchise expenses represented 75% of Transit segment revenues in the three months ended March 31, 2025, and 77% in the three months ended March 31, 2024. Transit segment franchise expenses in three months ended March 31, 2025, was comparable to the same prior-year period, primarily driven by higher guaranteed minimum annual payments to the MTA, offset by lower variable franchise expenses. Transit segment posting, maintenance and other expenses increased $0.5 million, or 3%, in the three months ended March 31, 2025, compared to the same prior-year period, primarily driven by higher maintenance and utility costs.

SG&A expenses in the Transit segment increased $0.4 million, or 2%, in the three months ended March 31, 2025, compared to the same prior-year period, primarily driven by higher professional fees and a higher allowance for bad debt.

In the three months ended March 31, 2024, we recorded an impairment charge of $9.1 million primarily related to an impairment charge with respect to our MTA asset group and our historical Transit reporting unit (see Note 4. Intangible Assets to the Consolidated Financial Statements).

Transit segment Adjusted OIBDA loss decreased $1.1 million, or 7%, in the three months ended March 31, 2025, compared to the same prior year period, due primarily to a larger increase in Transit segment revenues compared to a smaller increase in Transit segment operating expenses.

Other

	Three Months Ended
	March 31,		%
(in millions, except percentages)	2025	2024	Change
Operating income	$0.5	$0.9	(44)%
Adjusted OIBDA	$0.5	$0.9	(44)

Revenues	$2.3	$18.9	(88)

Organic revenues(a):	$2.3	$0.3	*
Non-organic revenues	—	18.6	*
Total revenues	2.3	18.9	(88)
Operating expenses:
Billboard property lease	—	(6.2)	*
Transit Franchise	—	(1.0)	*
Posting, maintenance and other	(1.8)	(5.3)	(66)
Total operating expenses	(1.8)	(12.5)	(86)
SG&A expenses	—	(5.5)	*
Adjusted OIBDA	$0.5	$0.9	(44)
Adjusted OIBDA margin	21.7%	4.8%
*    Calculation is not meaningful.
(a)Organic revenues exclude the impact of the Transaction (“non-organic revenues”).

Total Other revenues decreased $16.6 million, or 88%, in the three months ended March 31, 2025, compared to the same prior-year period, primarily driven by the impact of the Transaction, partially offset by an increase in third-party digital equipment sales.

In the three months ended March 31, 2024, non-organic revenues reflect the impact of the Transaction.

Organic Other revenues increased $2.0 million in the three months ended March 31, 2025, compared to the same prior-year period, primarily driven by an increase in third-party digital equipment sales.

Other operating expenses decreased $10.7 million, or 86%, in the three months ended March 31, 2025, compared to the same prior-year period, primarily driven by the impact of the Transaction, partially offset by higher costs related to third-party digital equipment sales. Other SG&A expenses decreased $5.5 million in the three months ended March 31, 2025, compared to the same prior-year period, primarily driven by the impact of the Transaction.

Other Adjusted OIBDA decreased $0.4 million, or 44%, in the three months ended March 31, 2025, compared to the same prior-year period, due primarily to the impact of the Transaction, partially offset by an increase in third-party digital equipment sales.

Corporate

Corporate expenses primarily include expenses associated with employees who provide centralized services. Corporate expenses, excluding stock-based compensation, increased $4.9 million, or 30%, in the three months ended March 31, 2025, compared to the same prior-year period, primarily due to higher compensation-related expenses, including severance, and higher professional fees, including fees related to a management consulting project, partially offset by the impact of market fluctuations on an unfunded equity-linked retirement plan offered by the Company to certain employees.

Liquidity and Capital Resources

	As of
(in millions, except percentages)	March 31, 2025	December 31, 2024	% Change
Assets:
Cash and cash equivalents	$30.5	$46.9	(35)%
Receivables, less allowance ($21.4 in 2025 and $20.6 in 2024)	258.5	305.3	(15)
Prepaid lease and transit franchise costs	3.9	4.0	(3)
Other prepaid expenses	17.4	17.8	(2)
Other current assets	11.0	11.8	(7)
Total current assets	321.3	385.8	(17)
Liabilities:
Accounts payable	42.4	51.4	(18)
Accrued compensation	37.7	56.7	(34)
Accrued interest	23.0	34.5	(33)
Accrued lease and transit franchise costs	59.6	82.8	(28)
Other accrued expenses	57.1	54.3	5
Deferred revenues	59.5	42.8	39
Short-term debt	50.0	10.0	*
Short-term operating lease liabilities	177.4	168.7	5
Other current liabilities	23.1	19.6	18
Total current liabilities	529.8	520.8	2
Working capital	$(208.5)	$(135.0)	54
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

Working capital was a deficit of $208.5 million as of March 31, 2025, compared to a deficit of $135.0 million as of December 31, 2024, primarily driven by lower receivables, higher borrowings under the AR Facility, lower accrued lease and franchise costs, and lower bonus accruals.

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

•Recoupment of Equipment Deployment Costs. We may retain incremental revenues that exceed an annual base revenue amount for the cost of deploying advertising and communications displays throughout the transit system. Recoupable MTA equipment deployment costs are recorded as Prepaid MTA equipment deployment costs and Intangible assets on our Consolidated Statement of Financial Position, and as these costs are recouped from incremental revenues that the MTA would otherwise be entitled to receive, Prepaid MTA equipment deployment costs will be reduced. If incremental revenues generated over the term of the agreement are not sufficient to cover all or a portion of the equipment deployment costs, the costs will not be recouped, which could have an adverse effect on our business, financial condition and results of operations, including impairment charges (see Note 4. Intangible Assets to the Consolidated Financial Statements). If we do not recoup all costs of deploying advertising and communications screens with respect to the New Inventory by the end of the term of the MTA Agreement, the MTA will be obligated to reimburse us for these costs. Deployment costs in an amount not to exceed $50.7 million, which are deemed authorized before December 31, 2020, will be paid directly by the MTA. For any deployment costs deemed authorized after December 31, 2020, the MTA and the Company will no longer be obligated to directly pay 70% and 30% of the costs, respectively, and these costs will be subject to recoupment in accordance with the MTA Agreement. We did not recoup any equipment deployment costs in the three months ended March 31, 2025. In addition, we currently do not expect to recoup any equipment deployment costs throughout the remainder of the Amended Term (as defined below) of the MTA Agreement. We expect our MTA equipment deployment costs to be approximately $35.0 million in 2025. We expect MTA equipment deployment costs to be approximately $30.0 million to $40.0 million annually throughout the remainder of the Amended Term (as defined below) of the MTA Agreement and encompass replacement costs. Accordingly, we expect annual MTA equipment deployment costs will decline now that we have substantially completed our initial deployment during 2024.

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

We may utilize cash on hand and/or incremental third-party financing to fund equipment deployment costs over the next couple of years. However, we cannot reasonably estimate the aggregate financing amount, if any, at this time. As of March 31, 2025, we have issued surety bonds in favor of the MTA totaling approximately $136.0 million, which amount is subject to change as equipment installations are completed and revenues are generated. We incurred $3.7 million related to MTA equipment deployment costs in the three months ended March 31, 2025 (which includes equipment deployment costs related to future deployments), for a total of $612.6 million to date, of which $33.9 million had been recouped from incremental revenues to date. As of March 31, 2025, we had Intangible assets related to franchise agreements balance related to the MTA Agreement of $13.9 million. As of March 31, 2025, 27,033 digital displays had been installed, composed of 4,998 digital advertising screens on subway and train platforms and entrances, 15,664 smaller-format digital advertising screens on rolling stock and 6,371 MTA communications displays. In the three months ended March 31, 2025, 788 installations occurred.

As a result of negative aggregate undiscounted cash flow forecasts related to our MTA asset group, we performed a quarterly impairment analysis on the MTA asset group during the three months ended March 31, 2024, and recorded an impairment charge of $9.1 million for the quarter. The impairment charge recorded during 2024 represented additional MTA equipment deployment cost spending during the three months ended March 31, 2024. No impairment charges were recorded during the three months ended March 31, 2025. We currently expect positive aggregate cash flows on an undiscounted basis through to the end of the Amended Term of the MTA Agreement. If our MTA performance continues to be in line with, or better than, our current model, we would not expect to incur additional impairment charges on our MTA equipment deployment cost spending. There can be no assurance that these estimates and assumptions will prove to be an accurate prediction of the future, and a downward revision of these estimates and/or assumptions would decrease our cash flows, which could result in additional impairment charges in the future.

On May 8, 2025, we announced that our board of directors approved a quarterly cash dividend of $0.30 per share on our common stock payable on June 30, 2025, to stockholders of record at the close of business on June 6, 2025.

Debt

Debt, net, consists of the following:

	As of
(in millions, except percentages)	March 31, 2025	December 31, 2024
Short-term debt:
AR Facility	$50.0	$10.0
Total short-term debt	50.0	10.0

Long-term debt:
Term loan, due 2026	399.6	399.5

Senior secured notes:
7.375% senior secured notes, due 2031	450.0	450.0

Senior unsecured notes:
5.000% senior unsecured notes, due 2027	650.0	650.0
4.250% senior unsecured notes, due 2029	500.0	500.0
4.625% senior unsecured notes, due 2030	500.0	500.0
Total senior unsecured notes	1,650.0	1,650.0

Debt issuance costs	(15.9)	(17.0)
Total long-term debt, net	2,483.7	2,482.5

Total debt, net	$2,533.7	$2,492.5

Weighted average cost of debt	5.4%	5.4%

	Payments Due by Period
(in millions)	Total	2025	2026-2027	2028-2029	2030 and thereafter
Long-term debt	$2,500.0	$—	$1,050.0	$500.0	$950.0
Interest	578.8	140.6	240.6	144.5	53.1
Total	$3,078.8	$140.6	$1,290.6	$644.5	$1,003.1

Term Loan

The interest rate on the term loan due in 2026 (the “Term Loan”) was 6.1% per annum as of March 31, 2025. As of March 31, 2025, a discount of $0.4 million on the Term Loan remains unamortized. The discount is being amortized through Interest expense, net, on the Consolidated Statement of Operations.

Revolving Credit Facility

We also have a $500.0 million revolving credit facility, which matures in 2028 (the “Revolving Credit Facility,” together with the Term Loan, the “Senior Credit Facilities”).

As of March 31, 2025, there were no outstanding borrowings under the Revolving Credit Facility.

The commitment fee based on the amount of unused commitments under the Revolving Credit Facility was $0.5 million in each of the three months ended March 31, 2025, and 2024. As of March 31, 2025, we had issued letters of credit totaling approximately $5.2 million against the letter of credit facility sublimit under the Revolving Credit Facility.

Standalone Letter of Credit Facilities

As of March 31, 2025, we had issued letters of credit totaling approximately $64.7 million under our aggregate $81.0 million standalone letter of credit facilities. The total fees under the letter of credit facilities were immaterial in each of the three months ended March 31, 2025 and 2024.

Accounts Receivable Securitization Facility

As of March 31, 2025, we have a $150.0 million revolving accounts receivable securitization facility (the “AR Facility”), which terminates in June 2027, unless further extended.

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

As of March 31, 2025, there were $50.0 million of outstanding borrowings under the AR Facility, at a borrowing rate of 5.6%. As of March 31, 2025, borrowing capacity remaining under the AR Facility was $100.0 million based on approximately $312.9 million of accounts receivable that could be used as collateral for the AR Facility in accordance with the agreements governing the AR Facility. The commitment fee based on the amount of unused commitments under the AR Facility was $0.1 million in each of the three months ended March 31, 2025 and 2024. In April 2025, we made a repayment of $10.0 million under the AR Facility.

Debt Covenants

Our credit agreement, dated as of January 31, 2014 (as amended, restated, amended and restated, supplemented or otherwise modified, the “Credit Agreement”), governing the Senior Credit Facilities, the agreements governing the AR Facility, and the indentures governing our senior notes contain customary affirmative and negative covenants, subject to certain exceptions, including but not limited to those that restrict the Company’s and its subsidiaries’ abilities to (i) pay dividends on, repurchase or make distributions in respect to the Company’s or its wholly-owned subsidiary, Outfront Media Capital LLC’s capital stock or make other restricted payments other than dividends or distributions necessary for us to maintain our REIT status, subject to certain conditions and exceptions, (ii) enter into agreements restricting certain subsidiaries’ ability to pay dividends or make other intercompany or third-party transfers, and (iii) incur additional indebtedness. One of the exceptions to the restriction on our ability to incur additional indebtedness is satisfaction of a Consolidated Total Leverage Ratio, which is the ratio of our consolidated total debt to our Consolidated EBITDA (as defined in the Credit Agreement) for the trailing four consecutive quarters, of no greater than 6.0 to 1.0. As of March 31, 2025, our Consolidated Total Leverage Ratio was 4.8 to 1.0, as adjusted to give pro forma effect to the Transaction, in accordance with the Credit Agreement.

The terms of the Credit Agreement (and under certain circumstances, the agreements governing the AR Facility) require that we maintain a Consolidated Net Secured Leverage Ratio, which is the ratio of (i) our consolidated secured debt (less up to $150.0 million of unrestricted cash) to (ii) our Consolidated EBITDA (as defined in the Credit Agreement) for the trailing four consecutive quarters, of no greater than 4.5 to 1.0. As of March 31, 2025, our Consolidated Net Secured Leverage Ratio was 1.6 to 1.0, as adjusted to give pro forma effect to the Transaction, in accordance with the Credit Agreement. As of March 31, 2025, we are in compliance with our debt covenants.

Deferred Financing Costs

As of March 31, 2025, we had deferred $19.6 million in fees and expenses associated with the Term Loan, the Revolving Credit Facility, the AR Facility and our senior notes. We are amortizing the deferred fees through Interest expense, net, on our Consolidated Statement of Operations over the respective terms of the Term Loan, Revolving Credit Facility, AR Facility and our senior notes.

Equity

At-the-Market Equity Offering Program

We have a sales agreement in connection with an “at-the-market” equity offering program (the “ATM Program”), under which we may, from time to time, issue and sell shares of our common stock up to an aggregate offering price of $300.0 million. We have no obligation to sell any of our common stock under the sales agreement and may at any time suspend solicitations and offers under the sales agreement. No shares were sold under the ATM Program during the three months ended March 31, 2025. As of March 31, 2025, we had approximately $232.5 million of capacity remaining under the ATM Program.

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

Reverse Stock Split

On January 17, 2025, we effectuated a 1-for-1.024549 reverse stock split on our common stock (the “Reverse Stock Split”). All shares of the Company’s common stock and per-share data included in the Consolidated Financial Statements have been retroactively adjusted as though the Reverse Stock Split has been effected prior to all periods presented.

Cash Flows

The following table presents our cash flows in the three months ended March 31, 2025 and 2024.

	Three Months Ended
	March 31,		%
(in millions, except percentages)	2025	2024	Change
Net cash flow provided by operating activities	$33.6	$30.6	10%
Net cash flow used for investing activities	(24.7)	(19.0)	30
Net cash flow used for financing activities	(25.3)	(4.9)	*
Effect of exchange rate changes on cash and cash equivalents	—	(0.3)	*
Net increase (decrease) in cash and cash equivalents	$(16.4)	$6.4	*
*Calculation is not meaningful.

Cash provided by operating activities increased $3.0 million, or 10%, in the three months ended March 31, 2025, compared to the same prior-year period, due primarily to the timing of receivables and a lower net loss in 2025 compared to 2024, due to an impairment charge in 2024 and lower interest expense, partially offset by a larger use of cash related to accounts payable and accrued expenses, driven by higher incentive compensation payments made in 2025.

Cash used by investing activities increased by $5.7 million, or 30%, in the three months ended March 31, 2025, compared to the same prior-year period, due primarily to lower proceeds from dispositions.

The following table presents our capital expenditures in the three months ended March 31, 2025 and 2024.

	Three Months Ended
	March 31,		%
(in millions, except percentages)	2025	2024	Change
Growth	$10.9	$13.7	(20)%
Maintenance	6.3	4.7	34
Total capital expenditures	$17.2	$18.4	(7)

Capital expenditures decreased $1.2 million, or 7%, in the three months ended March 31, 2025, compared to the same prior-year period, primarily due to the impact of the Transaction and lower spending on safety-related projects, partially offset by increased growth in digital displays, higher spending on software and technology, and increased maintenance spending for billboard display upgrades.

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

Cash used for financing activities increased by $20.4 million in the three months ended March 31, 2025 compared to the same prior-year period. In the three months ended March 31, 2025, we paid total cash dividends of $53.0 million on our common stock, the Series A Preferred Stock and vested restricted share units granted to employees, and drew net borrowings on the AR Facility of $40.0 million. In the three months ended March 31, 2024, we paid total cash dividends of $52.4 million on our common stock, the Series A Preferred Stock and vested restricted share units granted to employees, and drew net borrowings on the AR Facility of $55.0 million.

Cash paid for income taxes was $0.1 million in the three months ended March 31, 2024. Cash paid for income taxes in the three months ended March 31, 2025, was immaterial.

Off-Balance Sheet Arrangements

Our off-balance sheet commitments primarily consist of guaranteed minimum annual payments and letters of credit. (See Note 16. Commitments and Contingencies to the Consolidated Financial Statements for information about our off-balance sheet commitments.)

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

For information regarding accounting policies we consider to be the most critical as they are significant to our financial condition and results of operations, and require significant judgment and estimates on the part of management in their application, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 28, 2025.

For a summary of our significant accounting policies, see Item 8., Note 2. Summary of Significant Accounting Policies to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 28, 2025.

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

While forward-looking statements reflect our good-faith beliefs, they are not guarantees of future performance. All forward-looking statements in this Quarterly Report on Form 10-Q apply as of the date of this report or as of the date they were made and, except as required by applicable law, we disclaim any obligation to publicly update or revise any forward-looking statement to reflect changes in underlying assumptions or factors, of new information, data or methods, future events or other changes. For a further discussion of these and other factors that could impact our future results, performance or transactions, see the section entitled “Risk Factors” in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 28, 2025. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider any such list to be a complete set of all potential risks or uncertainties.

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

We do not currently use derivatives or other financial instruments to mitigate our exposure to commodity price risk. However, we do enter into contracts with commodity providers to limit our exposure to commodity price fluctuations. For the year ended December 31, 2024, such contracts accounted for 8.2% of our total utility costs. As of March 31, 2025, we had active electricity purchase agreements with fixed contract rates for locations in Illinois, New Jersey, New York, Pennsylvania and Texas, which expire at various dates through October 2027.

Interest Rate Risk

We are subject to interest rate risk to the extent we have variable-rate debt outstanding, including under the Senior Credit Facilities and the AR Facility.

As of March 31, 2025, we had a $400.0 million variable-rate Term Loan due 2026 outstanding, which has an interest rate of 6.1% per year. An increase or decrease of 1/4% in our interest rate on the Term Loan will change our annualized interest expense by approximately $1.0 million.

As of March 31, 2025, there were $50.0 million of outstanding borrowings under the AR Facility, at a borrowing rate of 5.6%. An increase or decrease of 1/4% in our interest rate on the AR Facility will change our annualized interest expense by approximately $0.1 million. In April 2025, we made a repayment of $10.0 million under the AR Facility.

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

Item 4.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management has carried out an evaluation, under the supervision of and with the participation of our Interim Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on the foregoing, our Interim Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report, were effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to our management, including our Interim Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Item 1A. Risk Factors.

We have disclosed the risk factors affecting our business, results of operations and financial condition in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 28, 2025. There have been no material changes from the risk factors previously disclosed.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

On March 14, 2025, Richard H. Sauer, the Company’s Executive Vice President, General Counsel, adopted a trading arrangement for the sale of the Company’s common stock (the “Rule 10b5-1 Trading Plan”) that is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act. The Rule 10b5-1 Trading Plan, which has a term of six months, provides for the sale of up to 50,000 shares of the Company’s common stock pursuant to the terms of the Rule 10b5-1 Trading Plan.

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

10.1
Letter Agreement between OUTFRONT Media Inc. and Nicolas Brien, dated as of January 31, 2025 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-36367), filed on February 4, 2025).

10.2
Form of Certificate and Terms and Conditions for Performance-Based Restricted Share Units Awards with Time Vesting granted under the OUTFRONT Media Inc. Amended and Restated Omnibus Stock Incentive Plan.

10.3
Form of Certificate and Terms and Conditions for One-Time Transition Performance-Based Restricted Share Units Awards with Time Vesting granted under the OUTFRONT Media Inc. Amended and Restated Omnibus Stock Incentive Plan.

10.4
Form of Certificate and Terms and Conditions for One-Time Interim Chief Executive Officer Restricted Share Units Award with Time Vesting granted under the OUTFRONT Media Inc. Amended and Restated Omnibus Stock Incentive Plan.

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

Date: May 9, 2025