Form 10-Q
period 2025-06-30
OUTFRONT Media Inc.
filed 2025-08-06
CIK 1579877

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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

As of August 5, 2025, the number of shares outstanding of the registrant’s common stock was 167,224,576.

OUTFRONT MEDIA INC.
QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2025

PART I
Item 1.    Financial Statements.
OUTFRONT Media Inc.
Consolidated Statements of Financial Position
(Unaudited)

	As of
(in millions)	June 30, 2025	December 31, 2024
Assets:
Current assets:
Cash and cash equivalents	$28.5	$46.9
Receivables, less allowance ($21.0 in 2025 and $20.6 in 2024)	299.6	305.3
Prepaid lease and transit franchise costs	2.8	4.0
Other prepaid expenses	14.2	17.8
Other current assets	10.0	11.8
Total current assets	355.1	385.8
Property and equipment, net (Note 3)	647.5	648.9
Goodwill	2,006.4	2,006.4
Intangible assets (Note 4)	635.2	652.0
Operating lease assets (Note 5)	1,486.7	1,503.8
Other assets	18.1	18.3
Total assets	$5,149.0	$5,215.2

Liabilities:
Current liabilities:
Accounts payable	$40.6	$51.4
Accrued compensation	48.9	56.7
Accrued interest	34.2	34.5
Accrued lease and franchise costs	66.3	82.8
Other accrued expenses	59.6	54.3
Deferred revenues	44.5	42.8
Short-term debt (Note 8)	70.0	10.0
Short-term operating lease liabilities (Note 5)	178.6	168.7
Other current liabilities	37.8	19.6
Total current liabilities	580.5	520.8
Long-term debt, net (Note 8)	2,484.8	2,482.5
Asset retirement obligation (Note 6)	34.3	33.9
Operating lease liabilities (Note 5)	1,331.0	1,351.8
Other liabilities	38.6	42.2
Total liabilities	4,469.2	4,431.2

Commitments and contingencies (Note 17)

Redeemable noncontrolling interests (Notes 9 and 19)	19.4	13.6
Preferred stock (2025 - 50.0 shares authorized, and 0.1 shares of Series A Preferred Stock issued and outstanding; 2024 - 50.0 shares authorized, and 0.1 shares of Series A Preferred Stock issued and outstanding) (Note 10)	119.8	119.8
Stockholders’ equity (Note 10):
Common stock (2025 - 450.0 shares authorized, and 167.1 shares issued and outstanding; 2024 - 450.0 shares authorized, and 166.0 issued and outstanding)	1.7	1.7
Additional paid-in capital	2,489.8	2,493.6
Distribution in excess of earnings	(1,952.3)	(1,846.2)
Accumulated other comprehensive loss	(0.1)	(0.1)
Total stockholders’ equity	539.1	649.0
Noncontrolling interests	1.5	1.6
Total liabilities and equity	$5,149.0	$5,215.2
See accompanying notes to unaudited consolidated financial statements.

OUTFRONT Media Inc.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions, except per share amounts)	2025	2024	2025	2024
Revenues	$460.2	$477.3	$850.9	$885.8
Expenses:
Operating	231.5	239.8	452.8	478.5
Selling, general and administrative	110.6	119.1	225.3	229.6
Restructuring charges	19.8	—	19.8	—
Net (gain) loss on dispositions	1.1	(155.2)	1.2	(155.1)
Impairment charges	—	8.8	—	17.9
Depreciation	23.6	18.4	47.2	36.9
Amortization	17.4	17.3	34.5	34.9
Total expenses	404.0	248.2	780.8	642.7
Operating income	56.2	229.1	70.1	243.1
Interest expense, net	(36.5)	(41.1)	(72.5)	(82.5)
Loss on extinguishment of debt	—	(1.2)	—	(1.2)
Other income, net	—	1.1	—	1.1
Income (loss) before provision for income taxes and equity in earnings of investee companies	19.7	187.9	(2.4)	160.5
Provision for income taxes	(0.2)	(11.1)	(0.7)	(10.6)
Equity in earnings of investee companies, net of tax	—	0.2	1.9	—
Net income (loss) before allocation to redeemable and non-redeemable noncontrolling interests	19.5	177.0	(1.2)	149.9
Net income (loss) attributable to redeemable and non-redeemable noncontrolling interests	—	0.2	(0.1)	0.3
Net income (loss) attributable to OUTFRONT Media Inc.	$19.5	$176.8	$(1.1)	$149.6

Net income (loss) per common share:
Basic	$0.10	$1.08	$(0.03)	$0.90
Diluted	$0.10	$1.04	$(0.03)	$0.88

Weighted average shares outstanding:
Basic	167.1	161.9	166.8	161.7
Diluted	168.0	170.5	166.8	170.2
See accompanying notes to unaudited consolidated financial statements.

OUTFRONT Media Inc.
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2025	2024	2025	2024
Net income (loss) before allocation to redeemable and non-redeemable noncontrolling interests	$19.5	$177.0	$(1.2)	$149.9
Net income (loss) attributable to redeemable and non-redeemable noncontrolling interests	—	0.2	(0.1)	0.3
Net income (loss) attributable to OUTFRONT Media Inc.	19.5	176.8	(1.1)	149.6
Other comprehensive income, net of tax:
Cumulative translation adjustments	—	(0.9)	—	(4.0)
Write-off of currency translation losses related to a disposition	—	9.5	—	9.5
Total other comprehensive income, net of tax	—	8.6	—	5.5
Total comprehensive income (loss)	$19.5	$185.4	$(1.1)	$155.1
See accompanying notes to unaudited consolidated financial statements.

OUTFRONT Media Inc.
Consolidated Statements of Redeemable Noncontrolling Interests, Preferred Stock and Equity
(Unaudited)

				Stockholders’ Equity
(in millions, except per share amounts)	Redeemable Non-controlling Interests	Shares of Series A Preferred Stock	Series A Preferred Stock ($0.01 per share par value)	Shares of Common Stock	Common Stock ($0.01 per share par value)	Additional Paid-In Capital	Distribution in Excess of Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Non-controlling Interests
Balance as of March 31, 2024	$34.9	$0.1	$119.8	$161.9	$1.7	$2,398.6	$(1,900.5)	$(8.9)	$490.9	$1.6
Net income	0.2	—	—	—	—	—	176.8	—	176.8	—
Other comprehensive income	—	—	—	—	—	—	—	8.6	8.6	—
Stock-based payments:
Vested	—	—	—	0.1	—	—	—	—	—	—
Amortization	—	—	—	—	—	7.6	—	—	7.6	—
Shares paid for tax withholding for stock-based payments	—	—	—	—	—	(0.2)	—	—	(0.2)	—
Series A Preferred Stock dividends (7%)	—	—	—	—	—	—	(2.2)	—	(2.2)	—
Dividends ($0.30 per share)	—	—	—	—	—	—	(49.9)	—	(49.9)	—
Adjustment to redeemable value of noncontrolling interests	2.9	—	—	—	—	(2.9)	—	—	(2.9)	—
Other	0.2	—	—	—	—	—	—	—	—	—
Balance as of June 30, 2024	$38.2	0.1	$119.8	162.0	$1.7	$2,403.1	$(1,775.8)	$(0.3)	$628.7	$1.6

Balance as of March 31, 2025	$17.4	$0.1	$119.8	$167.1	$1.7	$2,484.4	$(1,919.1)	$(0.1)	$566.9	$1.6
Net income	—	—	—	—	—	—	19.5	—	19.5	—
Stock-based payments:
Amortization	—	—	—	—	—	8.2	—	—	8.2	—
Shares paid for tax withholding for stock-based payments	—	—	—	—	—	(0.9)	—	—	(0.9)	—
Series A Preferred Stock dividends (7%)	—	—	—	—	—	—	(2.2)	—	(2.2)	—
Dividends ($0.30 per share)	—	—	—	—	—	—	(50.5)	—	(50.5)	—
Adjustment to redeemable value of noncontrolling interests	1.9	—	—	—	—	(1.9)	—	—	(1.9)	—
Other	0.1	—	—	—	—	—	—	—	—	(0.1)
Balance as of June 30, 2025	$19.4	0.1	$119.8	167.1	$1.7	$2,489.8	$(1,952.3)	$(0.1)	$539.1	$1.5

OUTFRONT Media Inc.
Consolidated Statements of Redeemable Noncontrolling Interests, Preferred Stock and Equity (Continued)
(Unaudited)

				Stockholders’ Equity
(in millions, except per share amounts)	Redeemable Non-controlling Interests	Shares of Series A Preferred Stock	Series A Preferred Stock ($0.01 per share par value)	Shares of Common Stock	Common Stock ($0.01 per share par value)	Additional Paid-In Capital	Distribution in Excess of Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Non-controlling Interests
Balance as of December 31, 2023	$31.3	0.1	$119.8	161.1	$1.7	$2,402.5	$(1,821.1)	$(5.8)	$577.3	$1.7
Net income	0.3	—	—	—	—	—	149.6	—	149.6	—
Other comprehensive income	—	—	—	—	—	—	—	5.5	5.5	—
Stock-based payments:
Vested	—	—	—	1.5	—	—	—	—	—	—
Amortization	—	—	—	—	—	14.8	—	—	14.8	—
Shares paid for tax withholding for stock-based payments	—	—	—	(0.6)	—	(7.7)	—	—	(7.7)	—
Series A Preferred Stock dividends (7%)	—	—	—	—	—	—	(4.4)	—	(4.4)	—
Dividends ($0.60 per share)	—	—	—	—	—	—	(99.9)	—	(99.9)	—
Adjustment to redeemable value of noncontrolling interests	6.5	—	—	—	—	(6.5)	—	—	(6.5)	—
Other	0.1	—	—	—	—	—	—	—	—	(0.1)
Balance as of June 30, 2024	$38.2	0.1	$119.8	162.0	$1.7	$2,403.1	$(1,775.8)	$(0.3)	$628.7	$1.6

Balance as of December 31, 2024	$13.6	0.1	$119.8	166.0	$1.7	$2,493.6	$(1,846.2)	$(0.1)	$649.0	$1.6
Net loss	(0.1)	—	—	—	—	—	(1.1)	—	(1.1)	—
Stock-based payments:
Vested	—	—	—	1.9	—	—	—	—	—	—
Amortization	—	—	—	—	—	17.7	—	—	17.7	—
Shares paid for tax withholding for stock-based payments	—	—	—	(0.8)	—	(15.8)	—	—	(15.8)	—
Series A Preferred Stock dividends (7%)	—	—	—	—	—	—	(4.4)	—	(4.4)	—
Dividends ($0.60 per share)	—	—	—	—	—	—	(100.6)	—	(100.6)	—
Adjustment to redeemable value of noncontrolling interests	5.7	—	—	—	—	(5.7)	—	—	(5.7)	—
Other	0.2	—	—	—	—	—	—	—	—	(0.1)
Balance as of June 30, 2025	$19.4	0.1	$119.8	167.1	$1.7	$2,489.8	$(1,952.3)	$(0.1)	$539.1	$1.5
See accompanying notes to unaudited consolidated financial statements.

OUTFRONT Media Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30,
(in millions)	2025	2024
Operating activities:
Net income (loss) attributable to OUTFRONT Media Inc.	$(1.1)	$149.6
Adjustments to reconcile net income (loss) to net cash flow provided by operating activities:
Net income (loss) attributable to redeemable and non-redeemable noncontrolling interests	(0.1)	0.3
Depreciation and amortization	81.7	71.8
Deferred tax benefit	—	(1.2)
Stock-based compensation	17.7	14.8
Provision for doubtful accounts	2.9	2.2
Accretion expense	1.4	1.5
Net (gain) loss on dispositions	1.2	(155.1)
Loss on extinguishment of debt	—	1.2
Equity in earnings of investee companies, net of tax	(1.9)	—
Distributions from investee companies	0.3	0.8
Amortization of deferred financing costs and debt discount	3.0	3.1
Change in assets and liabilities, net of investing and financing activities:
Decrease in receivables	2.8	11.0
Decrease in prepaid expenses and other current assets	5.9	3.8
Decrease in accounts payable and accrued expenses	(36.2)	(26.8)
Increase in operating lease assets and liabilities	7.7	8.6
Increase in deferred revenues	1.7	6.6
Increase (decrease) in income taxes	(0.7)	10.6
Decrease in assets and liabilities held for sale, net	—	(2.1)
Other, net	14.4	0.9
Net cash flow provided by operating activities	100.7	101.6

Investing activities:
Capital expenditures	(42.9)	(42.3)
Acquisitions	(8.5)	(7.6)
MTA franchise rights	(12.5)	—
Net proceeds from dispositions	0.9	309.4
Return of investment in investee companies	1.5	—
Net cash flow provided by (used for) investing activities	(61.5)	259.5

Financing activities:
Repayments of long-term debt borrowings	—	(200.0)
Proceeds from borrowings under short-term debt facilities	90.0	95.0
Repayments of borrowings under short-term debt facilities	(30.0)	(130.0)
Payments of deferred financing costs	(0.1)	(0.2)
Taxes withheld for stock-based compensation	(12.2)	(7.5)
Dividends	(105.3)	(104.4)
Net cash flow used for financing activities	(57.6)	(347.1)

OUTFRONT Media Inc.
Consolidated Statements of Cash Flows (Continued)
(Unaudited)

	Six Months Ended
	June 30,
(in millions)	2025	2024
Effect of exchange rate changes on cash and cash equivalents	—	(0.4)
Net increase (decrease) in cash and cash equivalents	(18.4)	13.6
Cash and cash equivalents at beginning of period	46.9	36.0
Cash and cash equivalents at end of period	$28.5	$49.6

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$1.4	$1.2
Cash paid for interest	70.1	79.9

Non-cash investing and financing activities:
Accrued purchases of property and equipment	$10.0	$7.4
Accrued MTA franchise rights	1.7	—
Taxes withheld for stock-based compensation	3.6	0.2
See accompanying notes to unaudited consolidated financial statements.

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)

Note 1. Description of Business and Basis of Presentation

Description of Business

OUTFRONT Media Inc. (the “Company”) and its subsidiaries (collectively, “we,” “us” or “our”) is a real estate investment trust (“REIT”), which provides advertising space (“displays”) on out-of-home advertising structures and sites in the United States (the “U.S.”). Our inventory consists of billboard displays, which are primarily located on the most heavily traveled highways and roadways in top Nielsen Designated Market Areas (“DMAs”), and transit advertising displays operated under exclusive multi-year contracts with municipalities in large cities across the U.S. In total, we have displays in approximately 120 markets across the U.S., including the 25 largest markets in the U.S. We currently manage our operations through two reportable operating segments—(1) Billboard and (2) Transit. Prior to its sale, our Canadian operations comprised our International operating segment, which did not meet the criteria to be a reportable segment and accordingly, was included in Other. Historical operating results of our Canadian operations are included in Other through the date of sale.

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

The impact of the revisions has been reflected throughout the Consolidated Financial Statements, including the applicable Notes to the Consolidated Financial Statements, as appropriate.

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

Recent Pronouncements

In November 2024 and January 2025, the FASB issued guidance to improve disclosure of expenses by providing more detailed information about specific expense categories included in commonly presented financial statement expense captions in the notes to the financial statements. The guidance is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. This guidance does not change or remove current expense disclosure requirements and will not have any impact on our consolidated financial statements. We are evaluating the impact to our Notes to the Consolidated Financial Statements.

Note 3. Property and Equipment, Net

The table below presents the balances of major classes of assets and accumulated depreciation.

		As of
(in millions)	Estimated Useful Lives	June 30, 2025	December 31, 2024
Land		$110.3	$110.2
Buildings	15 to 35 years	47.9	47.1
Advertising structures	3 to 20 years	1,771.9	1,752.8
Furniture, equipment and other	3 to 10 years	194.3	186.8
Construction in progress		33.7	32.9
		2,158.1	2,129.8
Less: Accumulated depreciation		1,510.6	1,480.9
Property and equipment, net		$647.5	$648.9

Depreciation expense was $23.6 million in the three months ended June 30, 2025, $18.4 million in the three months ended June 30, 2024, $47.2 million in the six months ended June 30, 2025, and $36.9 million in the six months ended June 30, 2024.

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

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)
Our identifiable intangible assets consist of the following:

(in millions)	Gross	Accumulated Amortization	Impairment	Net
As of June 30, 2025:
Permits and leasehold agreements	$1,539.6	$(961.7)	$—	$577.9
Franchise agreements(a)	901.2	(366.0)	(485.8)	49.4
Other intangible assets	18.2	(10.3)	—	7.9
Total intangible assets	$2,459.0	$(1,338.0)	$(485.8)	$635.2

As of December 31, 2024:
Permits and leasehold agreements	$1,535.9	$(935.7)	$—	$600.2
Franchise agreements(a)	888.8	(360.9)	(485.8)	42.1
Other intangible assets	19.5	(9.8)	—	9.7
Total intangible assets	$2,444.2	$(1,306.4)	$(485.8)	$652.0
(a)We reclassified all Prepaid MTA equipment deployment costs (see Note 17. Commitments and Contingencies) and recorded impairments in the first and second quarters of 2024, due to the long-term outlook of our Transit reporting unit.

In the six months ended June 30, 2025, we acquired 10 displays, resulting in amortizable intangible assets for permits and leasehold agreements of $6.7 million, which are amortized using the straight-line method over their estimated useful lives, an average period of 18.1 years.

All of our intangible assets, except goodwill, are subject to amortization. Amortization expense was $17.4 million in the three months ended June 30, 2025, $17.3 million in the three months ended June 30, 2024, $34.5 million in the six months ended June 30, 2025, and $34.9 million in the six months ended June 30, 2024.

As a result of negative aggregate undiscounted cash flow forecasts related to our New York Metropolitan Transportation Authority (the “MTA”) asset group, we performed quarterly impairment analyses on the MTA asset group during the six months ended June 30, 2024, and recorded impairment charges of $8.8 million during the three months ended June 30, 2024, and $17.9 million during the six months ended June 30, 2024, representing additional MTA equipment deployment cost spending during the periods. No impairment charges were recorded during the three and six months ended June 30, 2025.

Note 5. Leases

Lessee

The following table presents our operating lease assets and liabilities:

	As of
(in millions, except years and percentages)	June 30, 2025	December 31, 2024
Operating lease assets	$1,486.7	$1,503.8
Short-term operating lease liabilities	178.6	168.7
Non-current operating lease liabilities	1,331.0	1,351.8

Weighted-average remaining lease term	10.7 years	10.8 years
Weighted-average discount rate	6.5%	6.4%

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)
The components of our lease expenses were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2025	2024	2025	2024
Operating expenses	$111.3	$121.8	$220.7	$243.0
Selling, general and administrative expenses	3.1	4.0	6.0	7.9
Variable costs	27.3	30.3	53.2	58.9

Cash paid for operating leases(a)	104.5	113.5	237.5	256.0
Leased assets obtained in exchange for new operating lease liabilities	57.2	45.1	113.3	105.6
(a)In 2024, includes amounts related to Canada. (See Note 13. Acquisitions and Dispositions: Dispositions.)

For each of the three and six months ended June 30, 2025 and 2024, sublease income related to office properties was immaterial.

Lessor

We recorded rental income of $324.7 million for the three months ended June 30, 2025, $345.8 million for the three months ended June 30, 2024, $613.8 million for the six months ended June 30, 2025, and $649.9 million for the six months ended June 30, 2024, in Revenues on our Consolidated Statement of Operations.

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

(in millions)
As of December 31, 2024	$33.9
Accretion expense	1.4
Additions	0.2
Liabilities settled	(1.2)
As of June 30, 2025	$34.3

Note 7. Related Party Transactions

On January 18, 2023, we entered into a transaction with an affiliate of Providence Equity Partners L.L.C. (the “Providence Affiliate”) in connection with the Providence Affiliate’s purchase of a lease for certain outdoor advertising assets (the “Assets”) from a third-party seller. Pursuant to an agreement between us and the Providence Affiliate (the “Billboard Agreement”), we agreed to exclusively market, license and make advertising space available on the Assets to third-party advertisers for a term of up to ten years (the “Billboard Transaction”). In return, we will retain all revenues from the sale of advertising with respect to the Assets less the following payments to the Providence Affiliate or its payment designee, as applicable: (i) a minimum annual guarantee payment paid to the Providence Affiliate’s payment designee that increases from approximately $1.8 million to $3.5 million during the term of the Billboard Agreement; (ii) a minimum annual guarantee payment paid to the Providence Affiliate that increases from $8.5 million to $12.0 million by year six and adjusted for inflation thereafter through year ten; (iii) a percentage revenue share payment on gross revenues generated above $22.0 million paid to the Providence Affiliate during the term of the Billboard Agreement; (iv) a percentage revenue share payment on net revenues until $100.0 million is paid to the Providence Affiliate or its payment designee, as applicable; and (v) a one-time payment of $10.0 million paid to the Providence Affiliate on the fifth anniversary of the closing of the Billboard Transaction (the “Billboard Transaction Closing”) if we have not yet acquired the Assets as described below. The Billboard Agreement also provides that (i) we have the option to acquire the Assets from the Providence Affiliate between the third and seventh anniversaries of the Billboard Transaction

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)
Closing at pre-agreed prices depending on the time at which we exercise the option; (ii) prior to the seventh anniversary of the Billboard Transaction Closing, we have a right of first offer prior to any sale of the Assets by the Providence Affiliate to a third-party; and (iii) in the event of a termination of the Billboard Agreement by the Providence Affiliate after a sale to a third-party, we may in certain circumstances be entitled to receive a termination payment. As of June 30, 2025, operating lease assets related to the Billboard Agreement were $81.0 million, current operating lease liabilities related to the Billboard Agreement were $4.7 million and non-current operating lease liabilities related to the Billboard Agreement were $86.2 million, and are included in Operating lease assets, current Operating lease liabilities and non-current Operating lease liabilities, respectively, on the Consolidated Statements of Financial Position. Billboard revenues related to the Billboard Agreement were $3.1 million in the three months ended June 30, 2025, $2.4 million in the three months ended June 30, 2024, $6.1 million in the six months ended June 30, 2025, and $5.2 million in the six months ended June 30, 2024, and recorded in Revenues on the Consolidated Statement of Operations. Operating lease expenses related to the Billboard Agreement were $2.9 million in the three months ended June 30, 2025, $2.8 million in the three months ended June 30, 2024, $5.9 million in the six months ended June 30, 2025, and $6.3 million in the six months ended June 30, 2024, and recorded in Operating expenses on the Consolidated Statement of Operations.

Joint Ventures

Additionally, we have a 50% ownership interest in one active joint venture that operates transit shelters in the greater Los Angeles area and two active joint ventures which operate a total of nine billboard displays in New York and Boston. All of these joint ventures are accounted for as equity investments. These investments totaled $8.7 million as of June 30, 2025, and $8.6 million as of December 31, 2024, and are included in Other assets on the Consolidated Statements of Financial Position. We provided sales and management services to these joint ventures and recorded management fees in Revenues on the Consolidated Statement of Operations of $0.7 million in the three months ended June 30, 2025, $1.2 million in the three months ended June 30, 2024, $1.3 million in the six months ended June 30, 2025, and $2.2 million in the six months ended June 30, 2024.

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)
Note 8. Debt

Debt, net, consists of the following:

	As of
(in millions, except percentages)	June 30, 2025	December 31, 2024
Short-term debt:
AR Facility	$70.0	$10.0
Total short-term debt	70.0	10.0

Long-term debt:
Term loan, due 2026	399.7	399.5

Senior secured notes:
7.375% senior secured notes, due 2031	450.0	450.0

Senior unsecured notes:
5.000% senior unsecured notes, due 2027	650.0	650.0
4.250% senior unsecured notes, due 2029	500.0	500.0
4.625% senior unsecured notes, due 2030	500.0	500.0
Total senior unsecured notes	1,650.0	1,650.0

Debt issuance costs	(14.9)	(17.0)
Total long-term debt, net	2,484.8	2,482.5

Total debt, net	$2,554.8	$2,492.5

Weighted average cost of debt	5.4%	5.4%

Term Loan

The interest rate on the term loan due in 2026 (the “Term Loan”) was 6.1% per annum as of June 30, 2025. As of June 30, 2025, a discount of $0.3 million on the Term Loan remains unamortized. The discount is being amortized through Interest expense, net, on the Consolidated Statement of Operations.

Revolving Credit Facility

We also have a $500.0 million revolving credit facility, which matures in 2028 (the “Revolving Credit Facility,” together with the Term Loan, the “Senior Credit Facilities”).

As of June 30, 2025, there were no outstanding borrowings under the Revolving Credit Facility.

The commitment fee based on the amount of unused commitments under the Revolving Credit Facility was $0.5 million in each of the three months ended June 30, 2025 and 2024, and $1.0 million in each of the six months ended June 30, 2025 and 2024. As of June 30, 2025, we had issued letters of credit totaling approximately $5.3 million against the letter of credit facility sublimit under the Revolving Credit Facility.

Standalone Letter of Credit Facilities

As of June 30, 2025, we had issued letters of credit totaling approximately $64.6 million under our aggregate $81.0 million standalone letter of credit facilities. The total fees under the letter of credit facilities were immaterial in each of the three and six months ended June 30, 2025 and 2024.

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)

Accounts Receivable Securitization Facility

As of June 30, 2025, we have a $150.0 million revolving accounts receivable securitization facility (the “AR Facility”), which terminates in June 2027, unless further extended.

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

As of June 30, 2025, there were $70.0 million of outstanding borrowings under the AR Facility, at a borrowing rate of 5.6%. As of June 30, 2025, borrowing capacity remaining under the AR Facility was $80.0 million based on approximately $360.1 million of accounts receivable that could be used as collateral for the AR Facility in accordance with the agreements governing the AR Facility. The commitment fee based on the amount of unused commitments under the AR Facility was $0.1 million in the three months ended June 30, 2025, $0.2 million in the six months ended June 30, 2025, and $0.1 million in the six months ended June 30, 2024, and was immaterial for three months ended June 30, 2024. In August 2025, we made a repayment of $20.0 million under the AR Facility.

Debt Covenants

Our credit agreement, dated as of January 31, 2014 (as amended, restated, amended and restated, supplemented or otherwise modified, the “Credit Agreement”), governing the Senior Credit Facilities, the agreements governing the AR Facility, and the indentures governing our senior notes contain customary affirmative and negative covenants, subject to certain exceptions, including but not limited to those that restrict the Company’s and its subsidiaries’ abilities to (i) pay dividends on, repurchase or make distributions in respect to the Company’s or its wholly-owned subsidiary, Outfront Media Capital LLC’s capital stock or make other restricted payments other than dividends or distributions necessary for us to maintain our REIT status, subject to certain conditions and exceptions, (ii) enter into agreements restricting certain subsidiaries’ ability to pay dividends or make other intercompany or third-party transfers, and (iii) incur additional indebtedness. One of the exceptions to the restriction on our ability to incur additional indebtedness is satisfaction of a Consolidated Total Leverage Ratio, which is the ratio of our consolidated total debt to our Consolidated EBITDA (as defined in the Credit Agreement) for the trailing four consecutive quarters, of no greater than 6.0 to 1.0. As of June 30, 2025, our Consolidated Total Leverage Ratio was 4.8 to 1.0 in accordance with the Credit Agreement.

The terms of the Credit Agreement (and under certain circumstances, the agreements governing the AR Facility) require that we maintain a Consolidated Net Secured Leverage Ratio, which is the ratio of (i) our consolidated secured debt (less up to $150.0 million of unrestricted cash) to (ii) our Consolidated EBITDA (as defined in the Credit Agreement) for the trailing four consecutive quarters, of no greater than 4.5 to 1.0. As of June 30, 2025, our Consolidated Net Secured Leverage Ratio was 1.6 to 1.0 in accordance with the Credit Agreement. As of June 30, 2025, we are in compliance with our debt covenants.

Deferred Financing Costs

As of June 30, 2025, we had deferred $18.2 million in fees and expenses associated with the Term Loan, the Revolving Credit Facility, the AR Facility and our senior notes. We are amortizing the deferred fees through Interest expense, net, on our

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)
Consolidated Statement of Operations over the respective terms of the Term Loan, Revolving Credit Facility, AR Facility and our senior notes.

Fair Value

Under the fair value hierarchy, observable inputs such as unadjusted quoted prices in active markets for identical assets or liabilities are defined as Level 1; observable inputs other than quoted prices included within Level 1 that are either directly or indirectly observable for the asset or liability are defined as Level 2; and unobservable inputs for the asset or liability are defined as Level 3. The aggregate fair value of our debt, which is estimated based on quoted market prices of similar liabilities, was approximately $2.6 billion as of June 30, 2025, and $2.5 billion as of December 31, 2024. The fair value of our debt as of both June 30, 2025, and December 31, 2024, is classified as Level 2.

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

Note 10. Equity

As of June 30, 2025, 450,000,000 shares of our common stock, par value $0.01 per share, were authorized; 167,148,980 shares were issued and outstanding; and 50,000,000 shares of our preferred stock, par value $0.01 per share, were authorized, with 125,000 shares of our Series A Convertible Perpetual Preferred Stock (the “Series A Preferred Stock”), par value $0.01 per share, issued and outstanding.

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

During the three months ended June 30, 2025, we paid cash dividends of $2.2 million on the Series A Preferred Stock and during the six months ended June 30, 2025, we paid cash dividends of $4.4 million on the Series A Preferred Stock. As of June 30, 2025, the maximum number of shares of common stock that could be required to be issued on conversion of the outstanding shares of Series A Preferred Stock was approximately 7.8 million shares.

We have a sales agreement in connection with an “at-the-market” equity offering program (the “ATM Program”), under which we may, from time to time, issue and sell shares of our common stock up to an aggregate offering price of $300.0 million. We have no obligation to sell any of our common stock under the sales agreement and may at any time suspend solicitations and

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)
offers under the sales agreement. No shares were sold under the ATM Program during the six months ended June 30, 2025. As of June 30, 2025, we had approximately $232.5 million of capacity remaining under the ATM Program.

On January 17, 2025, we effectuated a 1-for-1.024549 reverse stock split on our common stock (the “Reverse Stock Split”). All shares of the Company’s common stock included in these Consolidated Financial Statements have been retroactively adjusted as though the Reverse Stock Split has been effected prior to all periods presented.

On August 5, 2025, we announced that our board of directors approved a quarterly cash dividend of $0.30 per share on our common stock payable on September 30, 2025, to stockholders of record at the close of business on September 5, 2025.

Note 11. Revenues

The following table summarizes revenues by source:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2025	2024	2025	2024
Billboard:
Static displays	$230.2	$243.5	$437.1	$466.3
Digital displays	107.2	117.4	199.5	211.3
Other	13.9	12.5	25.4	24.6
Billboard revenues	351.3	373.4	662.0	702.2
Transit:
Static displays	46.4	51.8	80.5	90.5
Digital displays	49.9	43.0	85.5	75.8
Other	10.0	9.0	18.0	16.9
Transit revenues	106.3	103.8	184.0	183.2
Other	2.6	0.1	4.9	0.4
Total revenues	$460.2	$477.3	$850.9	$885.8

Rental income was $324.7 million in the three months ended June 30, 2025, $345.8 million in the three months ended June 30, 2024, $613.8 million in the six months ended June 30, 2025, and $649.9 million in the six months ended June 30, 2024, and is recorded in Revenues on the Consolidated Statement of Operations.

The following table summarizes revenues by geography:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2025	2024	2025	2024
United States:
Billboard	$351.3	$360.2	$662.0	$674.1
Transit	106.3	100.7	184.0	176.4
Other	2.6	0.1	4.9	0.4
Total United States revenues	460.2	461.0	850.9	850.9
Canada	—	16.3	—	34.9
Total revenues	$460.2	$477.3	$850.9	$885.8

We recognized substantially all of the Deferred revenues on the Consolidated Statement of Financial Position as of December 31, 2024, during the three months ended March 31, 2025.

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)
Note 12. Restructuring Charges

On June 23, 2025, we announced a restructuring and reduction in force plan (the “Plan”) intended to achieve the Company’s strategic goals of increasing sales demand, enhancing customer experience, optimizing internal cost efficiencies, and realigning its organization. The Plan provides for a reduction of the Company’s workforce by approximately 120 employees, or 6% of the Company’s total employees as of June 23, 2025. As of June 30, 2025, all reductions have been completed. In the three months ended June 30, 2025, we recorded restructuring charges of approximately $19.8 million associated with the Plan, consisting of $17.6 million of severance payments, employee benefits and related costs (including approximately $2.2 million in non-cash charges for stock-based compensation), and $2.2 million of professional fees. Restructuring charges of $8.2 million were recorded in Billboard, $3.6 million were recorded in Transit and $8.0 million were recorded in Corporate. As of June 30, 2025, approximately $14.3 million in restructuring reserves related to severance payments, employee benefits and related costs remained outstanding and is included in Other current liabilities on the Consolidated Statement of Financial Position.

Note 13. Acquisitions and Dispositions

Acquisitions

We completed several asset acquisitions for a total purchase price of approximately $8.5 million in the six months ended June 30, 2025, and $7.6 million in the six months ended June 30, 2024. The value of the assets acquired during 2025 and 2024 has primarily been allocated to the related permits and leasehold agreements intangible assets (see Note 4. Intangible Assets).

Dispositions

On June 7, 2024, the Company completed the sale of the Canadian Business in the Transaction. In connection with the Transaction, the Company received C$410.0 million in cash, subject to certain purchase price adjustments.

Note 14. Stock-Based Compensation

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

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)
The following table summarizes our stock-based compensation expense for the six months ended June 30, 2025 and 2024.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2025	2024	2025	2024
Stock-based compensation expenses (RSUs and PRSUs), before income taxes	$8.2	$7.6	$17.7	$14.8
Tax benefit	(0.7)	(0.4)	(1.1)	(0.6)
Stock-based compensation expense, net of tax	$7.5	$7.2	$16.6	$14.2

As of June 30, 2025, total unrecognized compensation cost related to non-vested RSUs and PRSUs was $33.0 million, which is expected to be recognized over a weighted average period of 2.1 years.

RSUs and PRSUs

The following table summarizes activity for the six months ended June 30, 2025, of RSUs and PRSUs issued to our employees.

	Activity	Weighted Average Per Share Grant Date Fair Market Value
Non-vested as of December 31, 2024	3,282,970	$15.37
Granted:
RSUs	1,075,876	18.21
PRSUs	435,384	20.81
Vested:
RSUs	(1,117,505)	16.96
PRSUs	(498,297)	16.80
Forfeitures:
RSUs	(116,631)	17.41
PRSUs	(17,456)	18.33
Non-vested as of June 30, 2025	3,044,341	16.24

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

In the six months ended June 30, 2025, our effective tax rate differed from the U.S. federal statutory income tax rate primarily due to our REIT status, including the dividends paid deduction, and the impact of state and local taxes. In the six months ended June 30, 2024, our effective tax rate also included the effect of foreign operations before the impact of the Transaction.

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)
Note 16. Earnings Per Share (“EPS”)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2025	2024	2025	2024
Net income (loss) available for common stockholders(a)	$19.5	$176.8	$(1.1)	$149.6
Less: Distributions to holders of Series A Preferred Stock	2.2	2.2	4.4	4.4
Net income (loss) available for common stockholders(b)	$17.3	$174.6	$(5.5)	$145.2

Weighted average shares for basic EPS	167.1	161.9	166.8	161.7
Dilutive potential shares from grants of RSUs and PRSUs	0.9	0.8	—	0.7
Dilutive potential shares issuable upon conversion of Series A Preferred Stock	—	7.8	—	7.8
Weighted average shares for diluted EPS(c)(d)	168.0	170.5	166.8	170.2
(a)For 2024, Net income available for common stockholders for the calculation of diluted EPS.
(b)For 2025, Net income (loss) available for common stockholders for the calculation of both basic and diluted EPS. For 2024, Net income available for common stockholders for the calculation of basic EPS.
(c)The potential impact of 1.2 million granted RSUs and PRSUs in the three months ended June 30, 2025, 0.9 million granted RSUs and PRSUs in the three months ended June 30, 2024, 1.9 million granted RSUs and PRSUs in the six months ended June 30, 2025, and 1.0 million granted RSUs and PRSUs in the six months ended June 30, 2024, were antidilutive.
(d)The potential impact of 7.8 million shares of our common stock issuable upon conversion of the Series A Preferred Stock in each of the three and six months ended June 30, 2025, were antidilutive.

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

•Recoupment of Equipment Deployment Costs. We may retain incremental revenues that exceed an annual base revenue amount for the cost of deploying advertising and communications displays throughout the transit system. Recoupable MTA equipment deployment costs are recorded as Prepaid MTA equipment deployment costs and Intangible assets on our Consolidated Statement of Financial Position, and as these costs are recouped from incremental revenues that the MTA would otherwise be entitled to receive, Prepaid MTA equipment deployment costs will be reduced. If incremental revenues generated over the term of the agreement are not sufficient to cover all or a portion of the equipment deployment costs, the costs will not be recouped, which could have an adverse effect on our business, financial condition and results of operations, including impairment charges (see Note 4. Intangible Assets). If we do

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)
not recoup all costs of deploying advertising and communications screens with respect to the New Inventory by the end of the term of the MTA Agreement, the MTA will be obligated to reimburse us for these costs. Deployment costs in an amount not to exceed $50.7 million, which are deemed authorized before December 31, 2020, will be paid directly by the MTA. For any deployment costs deemed authorized after December 31, 2020, the MTA and the Company will no longer be obligated to directly pay 70% and 30% of the costs, respectively, and these costs will be subject to recoupment in accordance with the MTA Agreement. We did not recoup any equipment deployment costs in the six months ended June 30, 2025. In addition, we currently do not expect to recoup any equipment deployment costs throughout the remainder of the Amended Term (as defined below) of the MTA Agreement.

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

During the six months ended June 30, 2025, we had no recoupment from incremental revenues. As of June 30, 2025, 27,251 digital displays had been installed, composed of 5,011 digital advertising screens on subway and train platforms and entrances, 15,824 smaller-format digital advertising screens on rolling stock and 6,416 MTA communications displays. In the three months ended June 30, 2025, 218 installations occurred, for a total of 1,006 in the six months ended June 30, 2025. During the six months ended June 30, 2025, we incurred equipment deployment costs of $12.3 million, which were recorded as Intangible assets related to franchise agreements. As of June 30, 2025, we had Intangible assets related to franchise agreements balance related to the MTA Agreement of $21.6 million.
As a result of negative aggregate undiscounted cash flow forecasts related to our MTA asset group, we performed quarterly impairment analyses on the MTA asset group during the six months ended June 30, 2024, and recorded impairment charges of $8.8 million during the three months ended June 30, 2024, and $17.9 million during the six months ended June 30, 2024, representing additional MTA equipment deployment cost spending during the periods. No impairment charges were recorded during the three and six months ended June 30, 2025.

Letters of Credit

We have indemnification obligations with respect to letters of credit and surety bonds primarily used as security against non-performance in the normal course of business. As of June 30, 2025, the outstanding letters of credit were approximately $69.9 million and outstanding surety bonds were approximately $172.6 million, and were not recorded on the Consolidated Statements of Financial Position.

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
Note 18. Segment Information

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

The following tables set forth our financial performance by segment. We present Operating income (loss) before Depreciation, Amortization, Net (gain) loss on dispositions, Stock-based compensation, Restructuring charges and Impairment charges (“Adjusted OIBDA”) as the primary measure of profit and loss for our operating segments. Adjusted OIBDA margin is a secondary measure utilized to measure performance of our operating segments.

Our chief operating decision maker utilized Adjusted OIBDA and Adjusted OIBDA margin in evaluating our operating performance and planning and forecasting future periods, as each is an important indicator of our operational strength and business performance. We believe these measures highlight operational trends and provide an important perspective on operational performance across periods.

	Three Months Ended		Six Months Ended
(in millions, except percentages)	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Billboard:
Billboard revenues	$351.3	$360.2	$662.0	$674.1
Billboard property lease(a)	(111.8)	(117.9)	(221.0)	(233.4)
Posting, maintenance and other(a)	(36.7)	(35.6)	(72.4)	(72.2)
Significant Billboard segment operating expenses(a)	(148.5)	(153.5)	(293.4)	(305.6)
Significant Billboard segment selling, general and administrative(b)	(68.4)	(70.7)	(135.2)	(135.4)
Billboard Adjusted OIBDA	$134.4	$136.0	$233.4	$233.1
Billboard Adjusted OIBDA margin	38.3%	37.8%	35.3%	34.6%

Transit:
Transit revenues	$106.3	$100.7	$184.0	$176.4
Transit franchise(a)	(62.8)	(59.7)	(120.8)	(117.7)
Posting, maintenance and other(a)	(18.2)	(17.4)	(34.8)	(33.5)
Significant Transit segment operating expenses(a)	(81.0)	(77.1)	(155.6)	(151.2)
Significant Transit segment selling, general and administrative(b)	(18.1)	(19.1)	(35.4)	(36.0)
Transit Adjusted OIBDA	$7.2	$4.5	$(7.0)	$(10.8)
Transit Adjusted OIBDA margin	6.8%	4.5%	(3.8)%	(6.1)%

Total segments:
Segment revenues	$457.6	$460.9	$846.0	$850.5
Billboard property lease(a)	(111.8)	(117.9)	(221.0)	(233.4)
Transit franchise(a)	(62.8)	(59.7)	(120.8)	(117.7)
Posting, maintenance and other(a)	(54.9)	(53.0)	(107.2)	(105.7)
Significant segment operating expenses(a)	(229.5)	(230.6)	(449.0)	(456.8)
Significant segment selling, general and administrative(b)	(86.5)	(89.8)	(170.6)	(171.4)
Segment Adjusted OIBDA	$141.6	$140.5	$226.4	$222.3

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)

	Three Months Ended		Six Months Ended
(in millions)	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Reconciliation to net income (loss):
Segment Adjusted OIBDA	$141.6	$140.5	$226.4	$222.3
Non-segment Adjusted OIBDA	(17.5)	(14.5)	(38.1)	(29.8)
Total Adjusted OIBDA	124.1	126.0	188.3	192.5
Restructuring charges(c)	(19.8)	—	(19.8)	—
Net gain (loss) on dispositions	(1.1)	155.2	(1.2)	155.1
Impairment charges	—	(8.8)	—	(17.9)
Depreciation	(23.6)	(18.4)	(47.2)	(36.9)
Amortization	(17.4)	(17.3)	(34.5)	(34.9)
Stock-based compensation	(6.0)	(7.6)	(15.5)	(14.8)
Total operating income	56.2	229.1	70.1	243.1
Interest expense, net	(36.5)	(41.1)	(72.5)	(82.5)
Loss on extinguishment of debt	—	(1.2)	—	(1.2)
Other income, net	—	1.1	—	1.1
Income (loss) before benefit (provision) for income taxes and equity in earnings of investee companies	19.7	187.9	(2.4)	160.5
Provision for income taxes	(0.2)	(11.1)	(0.7)	(10.6)
Equity in earnings of investee companies, net of tax	—	0.2	1.9	—
Net income (loss) before allocation to redeemable and non-redeemable noncontrolling interests	19.5	177.0	(1.2)	149.9
Net income (loss) attributable to redeemable and non-redeemable noncontrolling interests	—	0.2	(0.1)	0.3
Net income (loss) attributable to OUTFRONT Media Inc.	$19.5	$176.8	$(1.1)	$149.6

Revenues	$460.2	$477.3	$850.9	$885.8

Billboard property lease(a)	$(111.8)	$(122.2)	$(221.0)	$(243.9)
Transit franchise(a)	(62.8)	(60.5)	(120.8)	(119.5)
Posting, maintenance and other(a)	(56.9)	(57.1)	(111.0)	(115.1)
Operating expenses	(231.5)	(239.8)	(452.8)	(478.5)
Selling, general and administrative(b)	(110.6)	(119.1)	(225.3)	(229.6)
Stock-based compensation	6.0	7.6	15.5	14.8
Adjusted OIBDA	$124.1	$126.0	$188.3	$192.5
(a)The significant expense categories and amounts align with the segment-level information that is regularly provided to the chief operating decision maker.
(b)Selling, general and administrative expenses includes, but is not limited to, compensation and benefits, including commissions, professional fees, office rent and travel and entertainment.
(c)In the three and six months ended June 30, 2025, Restructuring charges associated with the Plan, consists of severance payments, employee benefits and related costs, and professional fees, and includes approximately $2.2 million in non-cash charges for stock-based compensation.

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)
Other disclosures(a):

	Three Months Ended		Six Months Ended
(in millions)	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Revenues(b):
United States	$460.2	$461.0	$850.9	$850.9
Canada	—	16.3	—	34.9
Total revenues	$460.2	$477.3	$850.9	$885.8

			As of
			June 30, 2025	December 31, 2024
Long-lived Assets(c):
United States			$4,785.0	$4,820.7
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

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)
The following tables present the impact of correcting the errors related to the classification of redeemable noncontrolling interests on the affected line items of our Consolidated Statements of Redeemable Noncontrolling Interests, Preferred Stock and Equity for the three and six months ended June 30, 2024.

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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with our historical consolidated financial statements and the notes thereto appearing in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the Securities and Exchange Commission (the “SEC”) on February 28, 2025, and the unaudited consolidated financial statements and the notes thereto included in this Quarterly Report on Form 10-Q. This MD&A contains forward-looking statements that involve numerous risks and uncertainties. The forward-looking statements are subject to a number of important factors, including, but not limited to, those factors discussed in the sections entitled “Risk Factors” in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 28, 2025, and the section entitled “Cautionary Statement Regarding Forward-Looking Statements” in this Quarterly Report on Form 10-Q, that could cause our actual results to differ materially from the results described herein or implied by such forward-looking statements. Except as otherwise indicated or unless the context otherwise requires, all references in this Quarterly Report on Form 10-Q to (i) “OUTFRONT Media,” “the Company,” “we,” “our,” “us” and “our company” mean OUTFRONT Media Inc., a Maryland corporation, and unless the context requires otherwise, its consolidated subsidiaries, and (ii) the “approximately 120 markets in the U.S.,” “25 largest markets in the U.S.” and “Nielsen Designated Market Areas” are based, in whole or in part, on Nielsen Media Research’s 2025 Designated Market Area rankings.

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

Business

We are one of the largest providers of advertising space on out-of-home advertising structures and sites across the U.S. Our inventory consists of billboard displays, which are primarily located on the most heavily traveled highways and roadways in top Nielsen Designated Market Areas (“DMAs”), and transit advertising displays operated under exclusive multi-year contracts with municipalities in large cities across the U.S. In total, we have displays in approximately 120 markets across the U.S., including the 25 largest markets in the U.S. Our top market, high profile location focused portfolio includes sites in and around both Grand Central Station and Times Square in New York, various locations along Sunset Boulevard in Los Angeles, and the Bay Bridge in San Francisco. The breadth and depth of our portfolio provides our customers with a range of options to address their marketing objectives, from national, brand-building campaigns to hyper-local campaigns that drive customers to the advertiser’s website or retail location “one mile down the road.”

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

On June 23, 2025, we announced a restructuring and reduction in force plan (the “Plan”) intended to achieve the Company’s strategic goals of increasing sales demand, enhancing customer experience, optimizing internal cost efficiencies, and realigning its organization. The Plan provides for a reduction of the Company’s workforce by approximately 120 employees, or 6% of the Company’s total employees as of June 23, 2025. As of June 30, 2025, all reductions have been completed. In the three months ended June 30, 2025, we recorded restructuring charges of approximately $19.8 million associated with the Plan, consisting of severance payments, employee benefits and related costs, and professional fees, of which $8.2 million was recorded in Billboard, $3.6 million was recorded in Transit and $8.0 million was recorded in Corporate. These charges consist of approximately $14.3 million of future cash expenditures, the majority of which will be made over the next twelve months, and approximately $2.2 million in non-cash charges for stock-based compensation. Accordingly, as of June 30, 2025, approximately $14.3 million in restructuring reserves remained outstanding and is included in Other current liabilities on the Consolidated Statement of Financial Position. The Company may incur other charges or cash expenditures not currently contemplated due to unanticipated events that may occur in connection with the implementation of the Plan.

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

During the six months ended June 30, 2025, we built or converted 48 new digital billboard displays and entered into marketing arrangements to sell advertising on 4 third-party digital billboard displays. In the six months ended June 30, 2025, we built, converted or replaced 1,009 digital transit displays. The following table sets forth information regarding our digital displays.

	Digital Revenues (in millions) for the Six Months Ended June 30, 2025(a)			Number of Digital Displays as of June 30, 2025(a)
Location	Digital Billboard	Digital Transit	Total Digital Revenues	Digital Billboard Displays	Digital Transit Displays	Total Digital Displays
United States	$199.5	$85.5	$285.0	1,869	29,385	31,254
(a)Digital display amounts include 6,494 displays reserved for transit agency use. Our number of digital displays is impacted by acquisitions, dispositions, management agreements, the net effect of new and lost billboards, and the net effect of won and lost franchises in the period.

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

During the three months ended June 30, 2025, our largest categories of advertisers were entertainment, retail and legal services/lawyers, each of which represented 16%, 11% and 10% of our total revenues from our Billboard and Transit segments, respectively. During the three months ended June 30, 2024, our largest categories of advertisers were entertainment, retail and health/medical, each of which represented 18%, 11% and 8% of our total revenues from our Billboard and Transit segments, respectively. During the six months ended June 30, 2025, our largest categories of advertisers were entertainment, retail and legal services/lawyers, each of which represented 18%, 11% and 10% of our total revenues from our Billboard and Transit segments, respectively. During the six months ended June 30, 2024, our largest categories of advertisers were entertainment, retail and health/medical, each of which represented 19%, 11% and 9% of our total revenues from our Billboard and Transit segments, respectively.

Our large-scale portfolio allows our customers to reach a national audience and also provides the flexibility to tailor campaigns to specific regions or markets. We generated approximately 42% of our total revenues from our Billboard and Transit segments from enterprise (formerly known as national) advertising campaigns in the three months ended June 30, 2025, compared to approximately 43% in the same prior-year period. We generated approximately 42% of our total revenues from our Billboard and Transit segments from enterprise (formerly known as national) advertising campaigns in the six months ended June 30, 2025, compared to approximately 42% in the same prior-year period.

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

	Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%
(in millions, except percentages)	2025	2024	Change	2025	2024	Change
Revenues	$460.2	$477.3	(4)%	$850.9	$885.8	(4)%
Organic revenues(a)(b)	460.2	461.0	—	850.9	850.9	—
Operating income	56.2	229.1	(75)	70.1	243.1	(71)
Adjusted OIBDA(b)	124.1	126.0	(2)	188.3	192.5	(2)
Adjusted OIBDA(b) margin	27.0%	26.4%		22.1%	21.7%
Net income (loss) attributable to OUTFRONT Media Inc.	19.5	176.8	(89)	(1.1)	149.6	(101)
Funds from operations (“FFO”)(b) attributable to OUTFRONT Media Inc.	70.4	83.8	(16)	96.9	106.1	(9)
Adjusted FFO (“AFFO”)(b) attributable to OUTFRONT Media Inc.	85.3	84.8	1	109.2	108.0	1
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
(b)See the “Reconciliation of Non-GAAP Financial Measures” and “Revenues” sections of this MD&A for reconciliations of Operating income (loss) to Operating income (loss) before Depreciation, Amortization, Net (gain) loss on dispositions, Stock-based compensation, Restructuring charges and Impairment charges (“Adjusted OIBDA”) Net income (loss) attributable to OUTFRONT Media Inc. to FFO attributable to OUTFRONT Media Inc. and AFFO attributable to OUTFRONT Media Inc., and Revenues to organic revenues.

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

	Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%
(in millions, except percentages)	2025	2024	Change	2025	2024	Change
Total revenues	$460.2	$477.3	(4)%	$850.9	$885.8	(4)%

Organic revenues(a)	$460.2	$461.0	—	$850.9	$850.9	—
Non-organic revenues	—	16.3	*	—	34.9	*
Total revenues	$460.2	$477.3	(4)	$850.9	$885.8	(4)
*    Calculation is not meaningful.
(a)Organic revenues exclude revenues associated with the impact of the Transaction (“non-organic revenues”).

Total revenues decreased $17.1 million, or 4%, and organic revenues decreased $0.8 million in the three months ended June 30, 2025, compared to the same prior-year period. Total revenues decreased $34.9 million, or 4%, and organic revenues of $850.9 million in the six months ended June 30, 2025, was comparable to the same prior-year period.

In the three and six months ended June 30, 2024, non-organic revenues reflect the impact of the Transaction.

Expenses

	Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%
(in millions, except percentages)	2025	2024	Change	2025	2024	Change
Expenses:
Operating	$231.5	$239.8	(3)%	$452.8	$478.5	(5)%
Selling, general and administrative	110.6	119.1	(7)	225.3	229.6	(2)
Restructuring charges	19.8	—	*	19.8	—	*
Net (gain) loss on dispositions	1.1	(155.2)	*	1.2	(155.1)	*
Impairment charges	—	8.8	*	—	17.9	*
Depreciation	23.6	18.4	28	47.2	36.9	28
Amortization	17.4	17.3	1	34.5	34.9	(1)
Total expenses	$404.0	$248.2	63	$780.8	$642.7	21
*Calculation is not meaningful.

Operating Expenses

	Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%
(in millions, except percentages)	2025	2024	Change	2025	2024	Change
Operating expenses:
Billboard property lease	$111.8	$122.2	(9)%	$221.0	$243.9	(9)%
Transit franchise	62.8	60.5	4	120.8	119.5	1
Posting, maintenance and other	56.9	57.1	—	111.0	115.1	(4)
Total operating expenses	$231.5	$239.8	(3)	$452.8	$478.5	(5)

Billboard property lease expenses represented 24% of total revenues in the three months ended June 30, 2025, 26% in the three months ended June 30, 2024, 26% of total revenues in the six months ended June 30, 2025, and 28% in the six months ended June 30, 2024. The decreases in billboard property lease expenses as a percentage of total revenues in the three and six months ended June 30, 2025, compared to the same prior-year periods were primarily due to lower variable billboard property lease costs driven by higher relative revenue performance in advertising markets that have lower variable billboard property lease costs and lower revenue performance in advertising markets that have higher variable billboard property lease costs (see Note 5. Leases to the Consolidated Financial Statements) and the impact of lost billboards.

Billboard property lease expenses decreased $10.4 million, or 9%, in the three months ended June 30, 2025, compared to the same prior-year period. Billboard property lease expenses decreased $22.9 million, or 9%, in the six months ended June 30, 2025, compared to the same prior-year period. The decreases were primarily due to lost billboards, the impact of the Transaction and lower variable billboard property lease expenses.

Transit franchise expenses represented 14% of total revenues in the three months ended June 30, 2025, and 13% in the three months ended June 30, 2024. Transit franchise expenses represented 14% of total revenues in the six months ended June 30, 2025, and 13% in the six months ended June 30, 2024. The increases in transit franchise expenses, as a percentage of total revenues in the three and six months ended June 30, 2025, compared to the same prior-year periods, were primarily driven by higher guaranteed minimum annual payments to the MTA due to inflation, lower Billboard revenues and the impact of the Transaction.

Transit franchise expenses increased $2.3 million, or 4%, in the three months ended June 30, 2025, compared to the same prior-year period and increased $1.3 million, or 1%, in the six months ended June 30, 2025, compared to the same prior-year period. The increases were primarily due to higher guaranteed minimum annual payments to the MTA due to inflation and the impact of the Transaction.

Posting, maintenance and other expenses, as a percentage of total revenues, were 12% in each of the three months ended June 30, 2025 and 2024, 13% in each of the six months ended June 30, 2025 and 2024. Posting, maintenance and other expenses decreased $0.2 million in the three months ended June 30, 2025, compared to the same prior-year period. Posting, maintenance and other expenses decreased $4.1 million, or 4%, in the six months ended June 30, 2025, compared to the same prior-year period. The decreases were primarily due to the impact of the Transaction, partially offset by higher materials costs driven by higher third-party equipment sales.

Selling, General and Administrative Expenses (“SG&A”)

SG&A expenses decreased $8.5 million, or 7%, in the three months ended June 30, 2025, compared to the same prior-year period, primarily due to the impact of the Transaction, lower compensation-related expenses, including severance and salaries, partially offset by the impact of market fluctuations on an unfunded equity-linked retirement plan offered by the Company to certain employees and higher professional fees, as a result of a management consulting project. SG&A expenses decreased $4.3 million, or 2%, in the six months ended June 30, 2025, compared to the same prior-year period, primarily due to the impact of the Transaction and lower compensation-related expenses, including severance and salaries, partially offset by higher professional fees, as a result of a management consulting project. We expect SG&A expenses to decline for the remainder of 2025 and the first half of 2026 compared to the prior-year periods as a result of the Plan implemented in the second quarter of 2025. We will continue to evaluate additional methods to lower SG&A expenses.

Restructuring Charges

In the three months ended June 30, 2025, we recorded restructuring charges of approximately $19.8 million associated with the Plan, consisting of severance payments, employee benefits and related costs, and professional fees. The restructuring charges include approximately $2.2 million in non-cash charges for stock-based compensation.

Net (Gain) Loss on Dispositions

Net loss on dispositions was $1.1 million in the three months ended June 30, 2025, compared to a Net gain on dispositions of $155.2 million in the three months ended June 30, 2024, due primarily to the Transaction. Net loss on dispositions was $1.2 million in the six months ended June 30, 2025, compared to a Net gain on dispositions of $155.1 million in the six months ended June 30, 2024, due primarily to the Transaction.

Impairment Charges

As a result of negative aggregate undiscounted cash flow forecasts related to our MTA asset group, we performed quarterly impairment analyses on the MTA asset group during the six months ended June 30, 2024. We recorded impairment charges of $8.8 million in the three months ended June 30, 2024, and $17.9 million in the six months ended June 30, 2024, representing additional MTA equipment deployment cost spending during the periods (see Note 4. Intangible Assets to the Consolidated Financial Statements). No impairment charges were recorded during the three and six months ended June 30, 2025.

Depreciation

Depreciation increased $5.2 million, or 28%, in the three months ended June 30, 2025, compared to the same prior-year period. Depreciation increased $10.3 million, or 28%, in the six months ended June 30, 2025, compared to the same prior-year period. The increases were due primarily to higher depreciation related to the change in estimated useful life of certain advertising displays.

Amortization

Amortization increased $0.1 million, or 1%, in the three months ended June 30, 2025, compared to the same prior-year period, and decreased $0.4 million, or 1%, in the six months ended June 30, 2025, compared to the same prior-year period.

Interest Expense, Net

Interest expense, net, was $36.5 million (including $1.5 million of deferred financing costs) in the three months ended June 30, 2025, and $41.1 million (including $1.5 million of deferred financing costs) in the same prior-year period. Interest expense, net, decreased in the three months ended June 30, 2025, compared to the same prior-year period, primarily due to a lower average debt balance and lower interest rates. Interest expense, net, was $72.5 million (including $3.0 million of deferred financing costs) in the six months ended June 30, 2025, and $82.5 million (including $3.1 million of deferred financing costs) in the same prior-year period. Interest expense, net, decreased in the six months ended June 30, 2025, compared to the same prior-year period, primarily due to a lower average debt balance and lower interest rates.

Loss on Extinguishment of Debt

In the three and six months ended June 30, 2024, we recorded a loss on extinguishment of debt of $1.2 million, relating to the write-off of deferred financing costs and a portion of the discount on the Term Loan (as defined below), due to prepayments on the Term Loan.

Provision for Income Taxes

Provision for income taxes decreased $10.9 million, or 98%, in the three months ended June 30, 2025, compared to the same prior-year period, due primarily to the impact of the Transaction. Provision for income taxes decreased $9.9 million, or 93%, in the six months ended June 30, 2025, compared to the same prior-year period, due primarily to the impact of the Transaction.

Net Income (Loss)

Net income before allocation to redeemable and non-redeemable noncontrolling interests decreased $157.5 million, or 89%, in the three months ended June 30, 2025, compared the same prior-year period, primarily driven by a gain on disposition related to the Transaction in 2024 and restructuring charges incurred in 2025, partially offset by impairment charges incurred in 2024. Net loss before allocation to redeemable and non-redeemable noncontrolling interests was $1.2 million in the six months ended June 30, 2025, compared to Net income before allocation to redeemable and non-redeemable noncontrolling interests of $149.9 million in the same prior-year period, primarily driven by a gain on disposition related to the Transaction in 2024 and restructuring charges in 2025, partially offset by impairment charges incurred in 2024.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions, except percentages)	2025	2024	2025	2024
Total revenues	$460.2	$477.3	$850.9	$885.8

Operating income	$56.2	$229.1	$70.1	$243.1
Restructuring charges(a)	19.8	—	19.8	—
Net (gain) loss on dispositions	1.1	(155.2)	1.2	(155.1)
Impairment charges	—	8.8	—	17.9
Depreciation	23.6	18.4	47.2	36.9
Amortization	17.4	17.3	34.5	34.9
Stock-based compensation	6.0	7.6	15.5	14.8
Adjusted OIBDA	$124.1	$126.0	$188.3	$192.5
Adjusted OIBDA margin	27.0%	26.4%	22.1%	21.7%

Net income (loss) attributable to OUTFRONT Media Inc.	$19.5	$176.8	$(1.1)	$149.6
Depreciation of billboard advertising structures	19.2	13.5	38.0	27.1
Amortization of real estate-related intangible assets	15.0	15.9	30.1	32.0
Amortization of direct lease acquisition costs	15.6	16.0	28.8	29.1
Net loss on disposition of real estate assets	1.1	(155.2)	1.2	(155.1)
Impairment charges(b)	—	6.4	—	13.1
Adjustment related to redeemable and non-redeemable noncontrolling interests	—	(0.1)	(0.1)	(0.2)
Income tax effect of adjustments(c)	—	10.5	—	10.5
FFO attributable to OUTFRONT Media Inc.	70.4	83.8	96.9	106.1
Non-cash portion of income taxes	(1.2)	(0.5)	(0.7)	(1.1)
Cash paid for direct lease acquisition costs	(13.4)	(13.4)	(29.8)	(28.7)
Maintenance capital expenditures	(7.0)	(7.7)	(13.3)	(12.4)
Restructuring charges(a)	19.8	—	19.8	—
Other depreciation	4.4	4.9	9.2	9.8
Other amortization	2.4	1.4	4.4	2.9
Impairment charges on non-real estate assets(b)	—	2.4	—	4.8
Stock-based compensation	6.0	7.6	15.5	14.8
Non-cash effect of straight-line rent	2.4	2.9	3.5	6.0
Accretion expense	0.7	0.7	1.4	1.5
Amortization of deferred financing costs	1.5	1.5	3.0	3.1
Loss on extinguishment of debt	—	1.2	—	1.2
Income tax effect of adjustments(c)	(0.7)	—	(0.7)	—
AFFO attributable to OUTFRONT Media Inc.	$85.3	$84.8	$109.2	$108.0
(a)In the three and six months ended June 30, 2025, Restructuring charges associated with the Plan, consists of severance payments, employee benefits and related costs, and professional fees, and includes approximately $2.2 million in non-cash charges for stock-based compensation.
(b)Primarily Impairment charges related to our Transit reporting unit and MTA asset group (see Note 4. Intangible Assets to the Consolidated Financial Statements).
(c)Income tax effect related to Restructuring charges in 2025 and Net gain on disposition of real estate assets in 2024.

FFO attributable to OUTFRONT Media Inc. decreased $13.4 million, or 16%, in the three months ended June 30, 2025, compared to the same prior-year period, due primarily to restructuring charges in 2025 and higher depreciation expense, partially offset by lower interest expense and the impact of impairment charges in 2024. AFFO attributable to OUTFRONT

Media Inc. increased $0.5 million, or 1%, in the three months ended June 30, 2025, compared to the same prior-year period, due primarily to lower interest expense and lower maintenance capital expenditures, partially offset by lower Adjusted OIBDA, lower non-cash effect of straight-line rent and lower other income. FFO attributable to OUTFRONT Media Inc. decreased $9.2 million, or 9%, in the six months ended June 30, 2025, compared to the same prior-year period, due primarily to restructuring charges in 2025 and higher depreciation expense, partially offset by lower interest expense and the impact of impairment charges in 2024. AFFO attributable to OUTFRONT Media Inc. increased $1.2 million, or 1%, in the six months ended June 30, 2025, compared to the same prior-year period, due primarily to lower interest expense and higher equity earnings, partially offset by lower Adjusted OIBDA, lower non-cash effect of straight-line rent, higher maintenance capital expenditures and lower other income.

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

The following table presents our Revenues, Adjusted OIBDA and Operating income by segment in the three and six months ended June 30, 2025 and 2024.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2025	2024	2025	2024
Revenues:
Billboard	$351.3	$360.2	$662.0	$674.1
Transit	106.3	100.7	184.0	176.4
Other	2.6	16.4	4.9	35.3
Total revenues	$460.2	$477.3	$850.9	$885.8

Operating income	$56.2	$229.1	$70.1	$243.1
Restructuring charges(a)	19.8	—	19.8	—
Net (gain) loss on dispositions	1.1	(155.2)	1.2	(155.1)
Impairment charges	—	8.8	—	17.9
Depreciation	23.6	18.4	47.2	36.9
Amortization	17.4	17.3	34.5	34.9
Stock-based compensation(b)	6.0	7.6	15.5	14.8
Total Adjusted OIBDA	$124.1	$126.0	$188.3	$192.5

Adjusted OIBDA:
Billboard	$134.4	$136.0	$233.4	$233.1
Transit	7.2	4.5	(7.0)	(10.8)
Other	0.5	1.6	1.0	2.5
Corporate	(18.0)	(16.1)	(39.1)	(32.3)
Total Adjusted OIBDA	$124.1	$126.0	$188.3	$192.5

Operating income (loss):
Billboard	$88.6	$102.7	$149.6	$166.4
Transit	(0.9)	(6.8)	(17.9)	(34.0)
Other	0.5	156.9	1.0	157.8
Corporate	(32.0)	(23.7)	(62.6)	(47.1)
Total operating income	$56.2	$229.1	$70.1	$243.1
(a)In the three and six months ended June 30, 2025, Restructuring charges associated with the Plan, consists of severance payments, employee benefits and related costs, and professional fees, and includes approximately $2.2 million in non-cash charges for stock-based compensation.
(b)Stock-based compensation is classified as Corporate expense.

Billboard

	Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%
(in millions, except percentages)	2025	2024	Change	2025	2024	Change
Operating income	$88.6	$102.7	(14)%	$149.6	$166.4	(10)%
Restructuring charges	8.2	—	*	8.2	—	*
Net loss on dispositions	1.2	0.1	*	1.9	0.1	*
Depreciation	20.7	16.7	24	42.3	33.4	27
Amortization	15.7	16.5	(5)	31.4	33.2	(5)
Adjusted OIBDA	$134.4	$136.0	(1)	$233.4	$233.1	—

Revenues	$351.3	$360.2	(2)	$662.0	$674.1	(2)
Operating expenses:
Billboard property lease	$(111.8)	$(117.9)	(5)	(221.0)	(233.4)	(5)
Posting, maintenance and other	(36.7)	(35.6)	3	(72.4)	(72.2)	—
Total operating expenses	(148.5)	(153.5)	(3)	(293.4)	(305.6)	(4)
SG&A expenses	(68.4)	(70.7)	(3)	(135.2)	(135.4)	—
Adjusted OIBDA	$134.4	$136.0	(1)	$233.4	$233.1	—
Adjusted OIBDA margin	38.3%	37.8%		35.3%	34.6%

New York metropolitan area revenues as a percentage of Billboard segment revenues	8%	9%		8%	9%
Los Angeles metropolitan area revenues as a percentage of Billboard segment revenues	14%	15%		15%	15%
*    Calculation is not meaningful.

Billboard segment revenues decreased $8.9 million, or 2%, in the three months ended June 30, 2025, compared to the same prior-year period. Billboard segment revenues decreased $12.1 million, or 2%, in the six months ended June 30, 2025, compared to the same prior-year period. The decreases were driven by the impact of lost billboards in the period, partially offset by higher proceeds from condemnations and an increase in average revenue per display (yield), including the impact of programmatic platforms on digital billboard revenues. We expect lost billboards to continue to adversely impact Billboard segment revenue performance throughout the remainder of 2025, particularly in the New York and Los Angeles metropolitan areas. We generated approximately 39% in the three months ended June 30, 2025, 40% in the three months ended June 30, 2024, 39% in the six months ended June 30, 2025, and 38% in the six months ended June 30, 2024, of our Billboard segment revenues from enterprise (formerly known as national) advertising campaigns.

Billboard segment property lease expenses represented 32% of Billboard segment revenues in the three months ended June 30, 2025, and 33% in the three months ended June 30, 2024, 33% of Billboard segment revenues in the six months ended June 30, 2025, and 35% in the six months ended June 30, 2024. Billboard segment property lease expenses decreased $6.1 million, or 5%, in the three months ended June 30, 2025, compared to same prior-year period. Billboard segment property lease expenses decreased $12.4 million, or 5%, in the six months ended June 30, 2025, compared to same prior-year period. The decreases were primarily driven by the impact of lost billboards and lower variable billboard property lease costs. We expect Billboard segment property lease expenses to decline throughout the remainder of 2025, compared to the same prior-year periods, as a result of lost billboards. Billboard segment posting maintenance and other expenses increased $1.1 million, or 3%, in the three months ended June 30, 2025, compared to the same prior-year period, primarily driven by higher production costs and higher compensation-related expenses. Billboard segment posting maintenance and other expenses increased $0.2 million in the six months ended June 30, 2025, compared to the same prior-year period, primarily driven by higher compensation-related expenses, partially offset by lower site-related costs.

SG&A expenses in the Billboard segment decreased $2.3 million, or 3%, in the three months ended June 30, 2025, compared to the same prior-year period, primarily driven by lower credit card usage by customers. SG&A expenses in the Billboard segment of $135.2 million in the six months ended June 30, 2025, was comparable to the same prior-year period, primarily driven by higher travel and entertainment expenses, higher professional fees and a higher provision for doubtful accounts, offset by lower credit card usage by customers and lower office expenses.

Billboard segment Adjusted OIBDA decreased $1.6 million, or 1%, in three months ended June 30, 2025, compared to the same prior-year period. Billboard segment Adjusted OIBDA decreased $0.3 million in six months ended June 30, 2025, compared to the same prior-year period. Billboard segment Adjusted OIBDA margin was 38.3% in the three months ended June 30, 2025, 37.8% in the three months ended June 30, 2024, 35.3% in the six months ended June 30, 2025, and 34.6% in the six months ended June 30, 2024.

Transit

	Three Months Ended		% Change	Six Months Ended		% Change
	June 30,			June 30,
(in millions, except percentages)	2025	2024		2025	2024
Operating loss	$(0.9)	$(6.8)	(87)%	$(17.9)	$(34.0)	(47)%
Restructuring charges	3.6	—	*	3.6	—	*
Net (gain) loss on dispositions	(0.1)	—	*	(0.7)	0.1	*
Impairment charges	—	8.8	*	—	17.9	*
Depreciation	2.9	1.7	71	4.9	3.5	40
Amortization	1.7	0.8	113	3.1	1.7	82
Adjusted OIBDA	$7.2	$4.5	60	$(7.0)	$(10.8)	(35)

Revenues	$106.3	$100.7	6	$184.0	$176.4	4
Operating expenses:
Transit franchise	(62.8)	(59.7)	5	(120.8)	(117.7)	3
Posting, maintenance and other	(18.2)	(17.4)	5	(34.8)	(33.5)	4
Total operating expenses	(81.0)	(77.1)	5	(155.6)	(151.2)	3
SG&A expenses	(18.1)	(19.1)	(5)	(35.4)	(36.0)	(2)
Adjusted OIBDA	$7.2	$4.5	60	$(7.0)	$(10.8)	(35)
Adjusted OIBDA margin	6.8%	4.5%		(3.8)%	(6.1)%

New York metropolitan area revenues as a percentage of Transit segment revenues	55%	56%		56%	55%
Los Angeles metropolitan area revenues as a percentage of Transit segment revenues	8%	9%		7%	9%
*    Calculation is not meaningful.

Transit segment revenues increased $5.6 million, or 6%, in three months ended June 30, 2025, compared to the same prior-year period. Transit segment revenues increased $7.6 million, or 4%, in six months ended June 30, 2025, compared to the same prior-year period. The increases were primarily due to an increase in average revenue per display (yield), partially offset by the impact of new and lost transit franchise contracts in the periods. We generated approximately 52% in the three months ended June 30, 2025, 53% in the three months ended June 30, 2024, 53% in the six months ended June 30, 2025 and 53% in the six months ended June 30, 2024, of our Transit segment revenues from enterprise (formerly known as national) advertising campaigns.

Transit segment franchise expenses represented 59% of Transit segment revenues in the three months ended June 30, 2025, 59% in the three months ended June 30, 2024, 66% in the six months ended June 30, 2025, and 67% in the six months ended June 30, 2024. Transit segment franchise expenses increased $3.1 million, or 5%, in three months ended June 30, 2025, compared to the same prior-year period. Transit segment franchise expenses increased $3.1 million, or 3%, in six months ended June 30, 2025, compared to the same prior-year period. The increases were primarily driven by higher guaranteed minimum annual payments to the MTA due to inflation and higher variable franchise expenses. Transit segment posting, maintenance and other expenses increased $0.8 million, or 5%, in the three months ended June 30, 2025, compared to the same prior-year period. Transit segment posting, maintenance and other expenses increased $1.3 million, or 4%, in the six months ended June 30, 2025, compared to the same prior-year period. The increases were primarily driven by higher maintenance and utility costs, and higher site-related costs, partially offset by lower posting and rotation costs.

SG&A expenses in the Transit segment decreased $1.0 million, or 5%, in the three months ended June 30, 2025, compared to the same prior-year period, primarily driven by lower compensation-related expenses and lower professional fees. SG&A expenses in the Transit segment decreased $0.6 million, or 2%, in the six months ended June 30, 2025, compared to the same prior-year period, primarily driven by lower compensation-related expenses.

We recorded impairment charges of $8.8 million in the three months ended June 30, 2024, and $17.9 million in the six months ended June 30, 2024, primarily related to impairment charges with respect to our MTA asset group and our historical Transit reporting unit (see Note 4. Intangible Assets to the Consolidated Financial Statements).

Transit segment Adjusted OIBDA increased $2.7 million, or 60%, in the three months ended June 30, 2025, compared to the same prior-year period, due primarily to a larger increase in Transit segment revenues compared to a smaller increase in Transit segment operating expenses. Transit segment Adjusted OIBDA loss decreased $3.8 million, or 35%, in the six months ended June 30, 2025, compared to the same prior-year period, due primarily to a larger increase in Transit segment revenues compared to a smaller increase in Transit segment operating expenses.

Other

	Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%
(in millions, except percentages)	2025	2024	Change	2025	2024	Change
Operating income	$0.5	$156.9	(100)%	$1.0	$157.8	(99)%
Net gain on dispositions	—	(155.3)	*	—	(155.3)	*
Adjusted OIBDA	$0.5	$1.6	(69)	$1.0	$2.5	(60)

Revenues	$2.6	$16.4	(84)	$4.9	$35.3	(86)

Organic revenues(a):	$2.6	$0.1	*	$4.9	$0.4	*
Non-organic revenues	—	16.3	*	—	34.9	*
Total revenues	2.6	16.4	(84)	4.9	35.3	(86)
Operating expenses:
Billboard property lease	—	(4.3)	*	—	(10.5)	*
Transit Franchise	—	(0.8)	*	—	(1.8)	*
Posting, maintenance and other	(2.0)	(4.1)	(51)	(3.8)	(9.4)	(60)
Total operating expenses	(2.0)	(9.2)	(78)	(3.8)	(21.7)	(82)
SG&A expenses	(0.1)	(5.6)	(98)	(0.1)	(11.1)	(99)
Adjusted OIBDA	$0.5	$1.6	(69)	$1.0	$2.5	(60)
Adjusted OIBDA margin	19.2%	9.8%		20.4%	7.1%
*    Calculation is not meaningful.
(a)Organic revenues exclude the impact of the Transaction (“non-organic revenues”).

Total Other revenues decreased $13.8 million, or 84%, in the three months ended June 30, 2025, compared to the same prior-year period, primarily driven by the impact of the Transaction, partially offset by an increase in third-party digital equipment sales. Total Other revenues decreased $30.4 million, or 86%, in the six months ended June 30, 2025, compared to the same prior-year period, primarily driven by the impact of the Transaction, partially offset by an increase in third-party digital equipment sales.

In the three and six months ended June 30, 2024, non-organic revenues reflect the impact of the Transaction.

Organic Other revenues increased $2.5 million in the three months ended June 30, 2025, compared to the same prior-year period, primarily driven by an increase in third-party digital equipment sales. Organic Other revenues increased $4.5 million in the six months ended June 30, 2025, compared to the same prior-year period, primarily driven by an increase in third-party digital equipment sales.

Other operating expenses decreased $7.2 million, or 78%, in the three months ended June 30, 2025, compared to the same prior-year period, primarily driven by the impact of the Transaction, partially offset by higher costs related to third-party digital equipment sales. Other operating expenses decreased $17.9 million, or 82%, in the six months ended June 30, 2025, compared to the same prior-year period, primarily driven by the impact of the Transaction, partially offset by higher costs related to third-party digital equipment sales. Other SG&A expenses decreased $5.5 million, or 98%, in the three months ended June 30, 2025, compared to the same prior-year period, primarily driven by the impact of the Transaction. Other SG&A expenses decreased $11.0 million, or 99%, in the six months ended June 30, 2025, compared to the same prior-year period, primarily driven by the impact of the Transaction.

Other Adjusted OIBDA decreased $1.1 million, or 69%, in the three months ended June 30, 2025, compared to the same prior-year period, due primarily to the impact of the Transaction, partially offset by an increase in third-party digital equipment sales. Other Adjusted OIBDA decreased $1.5 million, or 60%, in the six months ended June 30, 2025, compared to the same prior-year period, due primarily to the impact of the Transaction, partially offset by an increase in third-party digital equipment sales.

Corporate

Corporate expenses primarily include expenses associated with employees who provide centralized services. Corporate expenses, excluding restructuring charges and stock-based compensation, increased $1.9 million, or 12%, in the three months ended June 30, 2025, compared to the same prior-year period, primarily due to the impact of market fluctuations on an unfunded equity-linked retirement plan offered by the Company to certain employees and higher professional fees, including fees related to a management consulting project, partially offset by lower compensation-related expenses. Corporate expenses, excluding stock-based compensation, increased $6.8 million, or 21%, in the six months ended June 30, 2025, compared to the same prior-year period, primarily due to higher compensation-related expenses, including severance, and higher professional fees, including fees related to a management consulting project.

Liquidity and Capital Resources

	As of
(in millions, except percentages)	June 30, 2025	December 31, 2024	% Change
Assets:
Cash and cash equivalents	$28.5	$46.9	(39)%
Receivables, less allowance ($21.0 in 2025 and $20.6 in 2024)	299.6	305.3	(2)
Prepaid lease and transit franchise costs	2.8	4.0	(30)
Other prepaid expenses	14.2	17.8	(20)
Other current assets	10.0	11.8	(15)
Total current assets	355.1	385.8	(8)
Liabilities:
Accounts payable	40.6	51.4	(21)
Accrued compensation	48.9	56.7	(14)
Accrued interest	34.2	34.5	(1)
Accrued lease and transit franchise costs	66.3	82.8	(20)
Other accrued expenses	59.6	54.3	10
Deferred revenues	44.5	42.8	4
Short-term debt	70.0	10.0	*
Short-term operating lease liabilities	178.6	168.7	6
Other current liabilities	37.8	19.6	93
Total current liabilities	580.5	520.8	11
Working capital	$(225.4)	$(135.0)	67
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

In addition, as part of our growth strategy, we frequently evaluate strategic opportunities to acquire new businesses, assets or digital technology, directly or in connection with joint ventures (including buy/sell arrangements with joint venture partners) or in connection with other strategic transactions. Consistent with this strategy, we regularly evaluate potential acquisitions, ranging from small transactions to larger acquisitions, which transactions and transaction-related expenses will be funded through cash on hand, additional borrowings, equity or other securities, or some combination thereof.

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

Working capital was a deficit of $225.4 million as of June 30, 2025, compared to a deficit of $135.0 million as of December 31, 2024, primarily driven by increased borrowings under the AR Facility, restructuring reserves recorded in June 2025 and a lower cash balance.

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

•Recoupment of Equipment Deployment Costs. We may retain incremental revenues that exceed an annual base revenue amount for the cost of deploying advertising and communications displays throughout the transit system. Recoupable MTA equipment deployment costs are recorded as Prepaid MTA equipment deployment costs and Intangible assets on our Consolidated Statement of Financial Position, and as these costs are recouped from incremental revenues that the MTA would otherwise be entitled to receive, Prepaid MTA equipment deployment costs will be reduced. If incremental revenues generated over the term of the agreement are not sufficient to cover all or a portion of the equipment deployment costs, the costs will not be recouped, which could have an adverse effect on our business, financial condition and results of operations, including impairment charges (see Note 4. Intangible Assets to the Consolidated Financial Statements). If we do not recoup all costs of deploying advertising and communications screens with respect to the New Inventory by the end of the term of the MTA Agreement, the MTA will be obligated to reimburse us for these costs. Deployment costs in an amount not to exceed $50.7 million, which are deemed authorized before December 31, 2020, will be paid directly by the MTA. For any deployment costs deemed authorized after December 31, 2020, the MTA and the Company will no longer be obligated to directly pay 70% and 30% of the costs, respectively, and these costs will be subject to recoupment in accordance with the MTA Agreement. We did not recoup any equipment deployment costs in the six months ended June 30, 2025. In addition, we currently do not expect to recoup any equipment deployment costs throughout the remainder of the Amended Term (as defined below) of the MTA Agreement. We expect our MTA equipment deployment costs to be approximately $35.0 million in 2025. We expect MTA equipment deployment costs to be approximately $30.0 million to $40.0 million annually throughout the remainder of the Amended Term (as defined below) of the MTA Agreement and encompass replacement costs.

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

We may utilize cash on hand and/or incremental third-party financing to fund equipment deployment costs over the next couple of years. However, we cannot reasonably estimate the aggregate financing amount, if any, at this time. As of June 30, 2025, we have issued surety bonds in favor of the MTA totaling approximately $136.0 million, which amount is subject to change as equipment installations are completed and revenues are generated. We incurred $12.3 million related to MTA equipment deployment costs in the six months ended June 30, 2025 (which includes equipment deployment costs related to future deployments), for a total of $621.2 million to date, of which $33.9 million had been recouped from incremental revenues to date. As of June 30, 2025, we had Intangible assets related to franchise agreements balance related to the MTA Agreement of $21.6 million. As of June 30, 2025, 27,251 digital displays had been installed, composed of 5,011 digital advertising screens on subway and train platforms and entrances, 15,824 smaller-format digital advertising screens on rolling stock and 6,416 MTA communications displays. In the three months ended June 30, 2025, 218 installations occurred, for a total of 1,006 installations in the six months ended June 30, 2025.

As a result of negative aggregate undiscounted cash flow forecasts related to our MTA asset group, we performed quarterly impairment analyses on the MTA asset group during the six months ended June 30, 2024, and recorded impairment charges of $8.8 million for the three months ended June 30, 2024, and $17.9 million for the six months ended June 30, 2024. The impairment charges recorded during 2024 represented additional MTA equipment deployment cost spending during the six months ended June 30, 2024. No impairment charges were recorded during the three and six months ended June 30, 2025. We currently expect positive aggregate cash flows on an undiscounted basis through to the end of the Amended Term of the MTA Agreement. If our MTA performance continues to be in line with, or better than, our current model, we would not expect to incur additional impairment charges on our MTA equipment deployment cost spending. There can be no assurance that these estimates and assumptions will prove to be an accurate prediction of the future, and a downward revision of these estimates and/or assumptions would decrease our cash flows, which could result in additional impairment charges in the future.

On August 5, 2025, we announced that our board of directors approved a quarterly cash dividend of $0.30 per share on our common stock payable on September 30, 2025, to stockholders of record at the close of business on September 5, 2025.

Debt

Debt, net, consists of the following:

	As of
(in millions, except percentages)	June 30, 2025	December 31, 2024
Short-term debt:
AR Facility	$70.0	$10.0
Total short-term debt	70.0	10.0

Long-term debt:
Term loan, due 2026	399.7	399.5

Senior secured notes:
7.375% senior secured notes, due 2031	450.0	450.0

Senior unsecured notes:
5.000% senior unsecured notes, due 2027	650.0	650.0
4.250% senior unsecured notes, due 2029	500.0	500.0
4.625% senior unsecured notes, due 2030	500.0	500.0
Total senior unsecured notes	1,650.0	1,650.0

Debt issuance costs	(14.9)	(17.0)
Total long-term debt, net	2,484.8	2,482.5

Total debt, net	$2,554.8	$2,492.5

Weighted average cost of debt	5.4%	5.4%

	Payments Due by Period
(in millions)	Total	2025	2026-2027	2028-2029	2030 and thereafter
Long-term debt	$2,500.0	$—	$1,050.0	$500.0	$950.0
Interest	580.9	141.3	242.1	144.5	53.0
Total	$3,080.9	$141.3	$1,292.1	$644.5	$1,003.0

Term Loan

The interest rate on the term loan due in 2026 (the “Term Loan”) was 6.1% per annum as of June 30, 2025. As of June 30, 2025, a discount of $0.3 million on the Term Loan remains unamortized. The discount is being amortized through Interest expense, net, on the Consolidated Statement of Operations.

Revolving Credit Facility

We also have a $500.0 million revolving credit facility, which matures in 2028 (the “Revolving Credit Facility,” together with the Term Loan, the “Senior Credit Facilities”).

As of June 30, 2025, there were no outstanding borrowings under the Revolving Credit Facility.

The commitment fee based on the amount of unused commitments under the Revolving Credit Facility was $0.5 million in each of the three months ended June 30, 2025 and 2024, and $1.0 million in each of the six months ended June 30, 2025 and 2024. As of June 30, 2025, we had issued letters of credit totaling approximately $5.3 million against the letter of credit facility sublimit under the Revolving Credit Facility.

Standalone Letter of Credit Facilities

As of June 30, 2025, we had issued letters of credit totaling approximately $64.6 million under our aggregate $81.0 million standalone letter of credit facilities. The total fees under the letter of credit facilities were immaterial in each of the three and six months ended June 30, 2025 and 2024.

Accounts Receivable Securitization Facility

As of June 30, 2025, we have a $150.0 million revolving accounts receivable securitization facility (the “AR Facility”), which terminates in June 2027, unless further extended.

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

As of June 30, 2025, there were $70.0 million of outstanding borrowings under the AR Facility, at a borrowing rate of 5.6%. As of June 30, 2025, borrowing capacity remaining under the AR Facility was $80.0 million based on approximately $360.1 million of accounts receivable that could be used as collateral for the AR Facility in accordance with the agreements governing the AR Facility. The commitment fee based on the amount of unused commitments under the AR Facility was $0.1 million in the three months ended June 30, 2025, $0.2 million in the six months ended June 30, 2025, and $0.1 million in the six months ended June 30, 2024, and was immaterial for three months ended June 30, 2024. In August 2025, we made a repayment of $20.0 million under the AR Facility.

Debt Covenants

Our credit agreement, dated as of January 31, 2014 (as amended, restated, amended and restated, supplemented or otherwise modified, the “Credit Agreement”), governing the Senior Credit Facilities, the agreements governing the AR Facility, and the indentures governing our senior notes contain customary affirmative and negative covenants, subject to certain exceptions, including but not limited to those that restrict the Company’s and its subsidiaries’ abilities to (i) pay dividends on, repurchase or make distributions in respect to the Company’s or its wholly-owned subsidiary, Outfront Media Capital LLC’s capital stock or make other restricted payments other than dividends or distributions necessary for us to maintain our REIT status, subject to certain conditions and exceptions, (ii) enter into agreements restricting certain subsidiaries’ ability to pay dividends or make other intercompany or third-party transfers, and (iii) incur additional indebtedness. One of the exceptions to the restriction on our ability to incur additional indebtedness is satisfaction of a Consolidated Total Leverage Ratio, which is the ratio of our consolidated total debt to our Consolidated EBITDA (as defined in the Credit Agreement) for the trailing four consecutive quarters, of no greater than 6.0 to 1.0. As of June 30, 2025, our Consolidated Total Leverage Ratio was 4.8 to 1.0 in accordance with the Credit Agreement.

The terms of the Credit Agreement (and under certain circumstances, the agreements governing the AR Facility) require that we maintain a Consolidated Net Secured Leverage Ratio, which is the ratio of (i) our consolidated secured debt (less up to $150.0 million of unrestricted cash) to (ii) our Consolidated EBITDA (as defined in the Credit Agreement) for the trailing four consecutive quarters, of no greater than 4.5 to 1.0. As of June 30, 2025, our Consolidated Net Secured Leverage Ratio was 1.6 to 1.0 in accordance with the Credit Agreement. As of June 30, 2025, we are in compliance with our debt covenants.

Deferred Financing Costs

As of June 30, 2025, we had deferred $18.2 million in fees and expenses associated with the Term Loan, the Revolving Credit Facility, the AR Facility and our senior notes. We are amortizing the deferred fees through Interest expense, net, on our Consolidated Statement of Operations over the respective terms of the Term Loan, Revolving Credit Facility, AR Facility and our senior notes.

Equity

At-the-Market Equity Offering Program

We have a sales agreement in connection with an “at-the-market” equity offering program (the “ATM Program”), under which we may, from time to time, issue and sell shares of our common stock up to an aggregate offering price of $300.0 million. We have no obligation to sell any of our common stock under the sales agreement and may at any time suspend solicitations and offers under the sales agreement. No shares were sold under the ATM Program during the six months ended June 30, 2025. As of June 30, 2025, we had approximately $232.5 million of capacity remaining under the ATM Program.

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

Cash Flows

The following table presents our cash flows in the six months ended June 30, 2025 and 2024.

	Six Months Ended
	June 30,		%
(in millions, except percentages)	2025	2024	Change
Net cash flow provided by operating activities	$100.7	$101.6	(1)%
Net cash flow provided by (used for) investing activities	(61.5)	259.5	*
Net cash flow used for financing activities	(57.6)	(347.1)	(83)
Effect of exchange rate changes on cash and cash equivalents	—	(0.4)	*
Net increase (decrease) in cash and cash equivalents	$(18.4)	$13.6	*
*Calculation is not meaningful.

Cash provided by operating activities decreased $0.9 million, or 1%, in the six months ended June 30, 2025, compared to the same prior-year period, due primarily to a larger use of cash related to accounts payable and accrued expenses, driven by higher incentive compensation payments made in 2025, the timing of receivables and the timing of tax payments related to the Transaction in 2024, partially offset by higher net income, as adjusted for non-cash items, and an increase in restructuring reserves to be paid out in future periods.

Cash used by investing activities was $61.5 million in the six months ended June 30, 2025, compared to Cash provided by investing activities of $259.5 million in the same prior-year period, due primarily to MTA franchise rights in 2025 and cash received from the Transaction in 2024.

The following table presents our capital expenditures in the six months ended June 30, 2025 and 2024.

	Six Months Ended
	June 30,		%
(in millions, except percentages)	2025	2024	Change
Growth	$29.6	$29.9	(1)%
Maintenance	13.3	12.4	7
Total capital expenditures	$42.9	$42.3	1

Capital expenditures increased $0.6 million, or 1%, in the six months ended June 30, 2025, compared to the same prior-year period, primarily due to increased growth in digital displays, higher spending on software and technology, and increased maintenance spending for billboard display upgrades, partially offset by the impact of the Transaction and lower spending on safety-related projects.

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

Cash used for financing activities decreased $289.5 million in the six months ended June 30, 2025 compared to the same prior-year period. In the six months ended June 30, 2025, we paid total cash dividends of $105.3 million on our common stock, the Series A Preferred Stock and vested restricted share units granted to employees, and drew net borrowings on the AR Facility of $60.0 million. In the six months ended June 30, 2024, we prepaid $200.0 million on the outstanding balance of the Term Loan, made net repayments on the AR Facility of $35.0 million and paid total cash dividends of $104.4 million on our common stock, the Series A Preferred Stock and vested restricted share units granted to employees.

Cash paid for income taxes increased $0.2 million in the six months ended June 30, 2025, compared to the same prior-year period, due primarily to higher estimated tax payments in 2025.

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
•Establishing operating partnerships as part of our REIT structure; and
•Completing the Plan may be more difficult, costly, or time consuming for the Company and its management than expected and the anticipated benefits of the Plan, including but not limited to projected cost savings, may not be fully realized or realized at all.

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

We do not currently use derivatives or other financial instruments to mitigate our exposure to commodity price risk. However, we do enter into contracts with commodity providers to limit our exposure to commodity price fluctuations. For the year ended December 31, 2024, such contracts accounted for 8.2% of our total utility costs. As of June 30, 2025, we had active electricity purchase agreements with fixed contract rates for locations in Pennsylvania and Texas, which expire at various dates through October 2027.

Interest Rate Risk

We are subject to interest rate risk to the extent we have variable-rate debt outstanding, including under the Senior Credit Facilities and the AR Facility.

As of June 30, 2025, we had a $400.0 million variable-rate Term Loan due 2026 outstanding, which has an interest rate of 6.1% per year. An increase or decrease of 1/4% in our interest rate on the Term Loan will change our annualized interest expense by approximately $1.0 million.

As of June 30, 2025, there were $70.0 million of outstanding borrowings under the AR Facility, at a borrowing rate of 5.6%. An increase or decrease of 1/4% in our interest rate on the AR Facility will change our annualized interest expense by approximately $0.2 million. In August 2025, we made a repayment of $20.0 million under the AR Facility.

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

10.1	Letter Agreement between OUTFRONT Media Inc. and Jodi Senese, dated as of May 1, 2025.

10.2	Employment Agreement with Mark Bonanni, dated as of June 2, 2025.

10.3
Amended and Restated OUTFRONT Media Excess 401(k) Plan (incorporated herein by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 (File No. 333-286904), filed on May 1, 2025).

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

Date: August 6, 2025