Form 10-Q
period 2025-09-30
OUTFRONT Media Inc.
filed 2025-11-07
CIK 1579877

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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

As of November 6, 2025, the number of shares outstanding of the registrant’s common stock was 167,234,555.

OUTFRONT MEDIA INC.
QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2025

PART I	3
Item 1. Financial Statements (Unaudited)	3
Consolidated Statements of Financial Position as of September 30, 2025, and December 31, 2024	3
Consolidated Statements of Operations for the three and nine months ended September 30, 2025 and 2024	4
Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2025 and 2024	5
Consolidated Statements of Redeemable Noncontrolling Interests, Preferred Stock and Equity for the three and nine months ended September 30, 2025 and 2024	6
Consolidated Statements of Cash Flows for the nine months ended September 30, 2025 and 2024	9
Notes to Consolidated Financial Statements	11
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	28
Item 3. Quantitative and Qualitative Disclosures About Market Risk	50
Item 4. Controls and Procedures	51
PART II	52
Item 1. Legal Proceedings	52
Item 1A. Risk Factors	52
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	52
Item 3. Defaults Upon Senior Securities	52
Item 4. Mine Safety Disclosures	52
Item 5. Other Information	52
Item 6. Exhibits	52
SIGNATURES	54

PART I
Item 1.    Financial Statements.
OUTFRONT Media Inc.
Consolidated Statements of Financial Position
(Unaudited)

	As of
(in millions)	September 30, 2025	December 31, 2024
Assets:
Current assets:
Cash and cash equivalents	$63.0	$46.9
Receivables, less allowance ($21.4 in 2025 and $20.6 in 2024)	306.3	305.3
Prepaid lease and transit franchise costs	2.8	4.0
Other prepaid expenses	21.1	17.8
Other current assets	11.7	11.8
Total current assets	404.9	385.8
Property and equipment, net (Note 3)	642.5	648.9
Goodwill	2,006.4	2,006.4
Intangible assets (Note 4)	622.2	652.0
Operating lease assets (Note 5)	1,513.0	1,503.8
Other assets	21.5	18.3
Total assets	$5,210.5	$5,215.2

Liabilities:
Current liabilities:
Accounts payable	$39.3	$51.4
Accrued compensation	66.6	56.7
Accrued interest	23.9	34.5
Accrued lease and franchise costs	68.9	82.8
Other accrued expenses	58.0	54.3
Deferred revenues	42.4	42.8
Short-term debt (Note 8)	—	10.0
Short-term operating lease liabilities (Note 5)	179.0	168.7
Other current liabilities	32.6	19.6
Total current liabilities	510.7	520.8
Long-term debt, net (Note 8)	2,582.3	2,482.5
Asset retirement obligation (Note 6)	34.0	33.9
Operating lease liabilities (Note 5)	1,361.0	1,351.8
Other liabilities	39.0	42.2
Total liabilities	4,527.0	4,431.2

Commitments and contingencies (Note 17)

Redeemable noncontrolling interests (Note 9)	19.6	13.6
Preferred stock (2025 - 50.0 shares authorized, and 0.1 shares of Series A Preferred Stock issued and outstanding; 2024 - 50.0 shares authorized, and 0.1 shares of Series A Preferred Stock issued and outstanding) (Note 10)	119.8	119.8
Stockholders’ equity (Note 10):
Common stock (2025 - 450.0 shares authorized, and 167.2 shares issued and outstanding; 2024 - 450.0 shares authorized, and 166.0 issued and outstanding)	1.7	1.7
Additional paid-in capital	2,494.5	2,493.6
Distribution in excess of earnings	(1,953.4)	(1,846.2)
Accumulated other comprehensive loss	(0.2)	(0.1)
Total stockholders’ equity	542.6	649.0
Noncontrolling interests	1.5	1.6
Total liabilities and equity	$5,210.5	$5,215.2
See accompanying notes to unaudited consolidated financial statements.

OUTFRONT Media Inc.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions, except per share amounts)	2025	2024	2025	2024
Revenues	$467.5	$451.9	$1,318.4	$1,337.7
Expenses:
Operating	230.7	233.1	683.5	711.6
Selling, general and administrative	105.2	108.7	330.5	338.3
Restructuring charges	0.3	—	20.1	—
Net (gain) loss on dispositions	1.4	1.5	2.6	(153.6)
Impairment charges	—	—	—	17.9
Depreciation	22.4	18.6	69.6	55.5
Amortization	17.6	18.7	52.1	53.6
Total expenses	377.6	380.6	1,158.4	1,023.3
Operating income	89.9	71.3	160.0	314.4
Interest expense, net	(37.0)	(37.1)	(109.5)	(119.6)
Loss on extinguishment of debt	(0.6)	—	(0.6)	(1.2)
Other income (loss), net	—	(0.1)	—	1.0
Income before benefit (provision) for income taxes and equity in earnings of investee companies	52.3	34.1	49.9	194.6
Benefit (provision) for income taxes	(1.2)	0.2	(1.9)	(10.4)
Equity in earnings of investee companies, net of tax	0.3	0.5	2.2	0.5
Net income before allocation to redeemable and non-redeemable noncontrolling interests	51.4	34.8	50.2	184.7
Net income attributable to redeemable and non-redeemable noncontrolling interests	0.1	0.2	—	0.5
Net income attributable to OUTFRONT Media Inc.	$51.3	$34.6	$50.2	$184.2

Net income per common share:
Basic	$0.29	$0.20	$0.26	$1.10
Diluted	$0.29	$0.20	$0.26	$1.08

Weighted average shares outstanding:
Basic	167.2	162.0	166.9	161.8
Diluted	176.3	163.2	168.1	170.4
See accompanying notes to unaudited consolidated financial statements.

OUTFRONT Media Inc.
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2025	2024	2025	2024
Net income before allocation to redeemable and non-redeemable noncontrolling interests	$51.4	$34.8	$50.2	$184.7
Net income attributable to redeemable and non-redeemable noncontrolling interests	0.1	0.2	—	0.5
Net income attributable to OUTFRONT Media Inc.	51.3	34.6	50.2	184.2
Other comprehensive income (loss), net of tax:
Cumulative translation adjustments	—	—	—	(4.0)
Net actuarial gain	(0.1)	—	(0.1)	—
Write-off of currency translation losses related to a disposition	—	—	—	9.5
Total other comprehensive income (loss), net of tax	(0.1)	—	(0.1)	5.5
Total comprehensive income	$51.2	$34.6	$50.1	$189.7
See accompanying notes to unaudited consolidated financial statements.

OUTFRONT Media Inc.
Consolidated Statements of Redeemable Noncontrolling Interests, Preferred Stock and Equity
(Unaudited)

				Stockholders’ Equity
(in millions, except per share amounts)	Redeemable Non-controlling Interests	Shares of Series A Preferred Stock	Series A Preferred Stock ($0.01 per share par value)	Shares of Common Stock	Common Stock ($0.01 per share par value)	Additional Paid-In Capital	Distribution in Excess of Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Non-controlling Interests
Balance as of June 30, 2024	$38.2	$0.1	$119.8	$162.0	$1.7	$2,403.1	$(1,775.8)	$(0.3)	$628.7	$1.6
Net income	0.3	—	—	—	—	—	34.6	—	34.6	(0.1)
Stock-based payments:
Amortization	—	—	—	—	—	7.0	—	—	7.0	—
Purchase of non-controlling interest	(24.6)	—	—	—	—	0.3	—	—	0.3	—
Series A Preferred Stock dividends (7%)	—	—	—	—	—	—	(2.2)	—	(2.2)	—
Dividends ($0.30 per share)	—	—	—	—	—	—	(49.9)	—	(49.9)	—
Adjustment to redeemable value of noncontrolling interests	0.3	—	—	—	—	(0.3)	—	—	(0.3)	—
Other	(0.7)	—	—	—	—	—	—	—	—	0.1
Balance as of September 30, 2024	$13.5	0.1	$119.8	162.0	$1.7	$2,410.1	$(1,793.3)	$(0.3)	$618.2	$1.6

Balance as of June 30, 2025	$19.4	$0.1	$119.8	$167.1	$1.7	$2,489.8	$(1,952.3)	$(0.1)	$539.1	$1.5
Net income	0.1	—	—	—	—	—	51.3	—	51.3	—
Other comprehensive loss	—	—	—	—	—	—	—	(0.1)	(0.1)	—
Stock-based payments:
Vested	—	—	—	0.2	—	—	—	—	—	—
Amortization	—	—	—	—	—	5.6	—	—	5.6	—
Shares paid for tax withholding for stock-based payments	—	—	—	(0.1)	—	(0.7)	—	—	(0.7)	—
Series A Preferred Stock dividends (7%)	—	—	—	—	—	—	(2.2)	—	(2.2)	—
Dividends ($0.30 per share)	—	—	—	—	—	—	(50.2)	—	(50.2)	—
Adjustment to redeemable value of noncontrolling interests	0.2	—	—	—	—	(0.2)	—	—	(0.2)	—
Other	(0.1)	—	—	—	—	—	—	—	—	—
Balance as of September 30, 2025	$19.6	0.1	$119.8	167.2	$1.7	$2,494.5	$(1,953.4)	$(0.2)	$542.6	$1.5

OUTFRONT Media Inc.
Consolidated Statements of Redeemable Noncontrolling Interests, Preferred Stock and Equity (Continued)
(Unaudited)

				Stockholders’ Equity
(in millions, except per share amounts)	Redeemable Non-controlling Interests	Shares of Series A Preferred Stock	Series A Preferred Stock ($0.01 per share par value)	Shares of Common Stock	Common Stock ($0.01 per share par value)	Additional Paid-In Capital	Distribution in Excess of Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Non-controlling Interests
Balance as of December 31, 2023	$31.3	0.1	$119.8	161.1	$1.7	$2,402.5	$(1,821.1)	$(5.8)	$577.3	$1.7
Net income	0.6	—	—	—	—	—	184.2	—	184.2	(0.1)
Other comprehensive income	—	—	—	—	—	—	—	5.5	5.5	—
Stock-based payments:
Vested	—	—	—	1.5	—	—	—	—	—	—
Amortization	—	—	—	—	—	21.8	—	—	21.8	—
Shares paid for tax withholding for stock-based payments	—	—	—	(0.6)	—	(7.7)	—	—	(7.7)	—
Purchase of non-controlling interest	(24.6)	—	—	—	—	0.3	—	—	0.3	—
Series A Preferred Stock dividends (7%)	—	—	—	—	—	—	(6.6)	—	(6.6)	—
Dividends ($0.90 per share)	—	—	—	—	—	—	(149.8)	—	(149.8)	—
Adjustment to redeemable value of noncontrolling interests	6.8	—	—	—	—	(6.8)	—	—	(6.8)	—
Other	(0.6)	—	—	—	—	—	—	—	—	—
Balance as of September 30, 2024	$13.5	0.1	$119.8	162.0	$1.7	$2,410.1	$(1,793.3)	$(0.3)	$618.2	$1.6

OUTFRONT Media Inc.
Consolidated Statements of Redeemable Noncontrolling Interests, Preferred Stock and Equity (Continued)
(Unaudited)

				Stockholders’ Equity
(in millions, except per share amounts)	Redeemable Non-controlling Interests	Shares of Series A Preferred Stock	Series A Preferred Stock ($0.01 per share par value)	Shares of Common Stock	Common Stock ($0.01 per share par value)	Additional Paid-In Capital	Distribution in Excess of Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Non-controlling Interests
Balance as of December 31, 2024	$13.6	0.1	$119.8	166.0	$1.7	$2,493.6	$(1,846.2)	$(0.1)	$649.0	$1.6
Net income	—	—	—	—	—	—	50.2	—	50.2	—
Other comprehensive loss	—	—	—	—	—	—	—	(0.1)	(0.1)	—
Stock-based payments:
Vested	—	—	—	2.1	—	—	—	—	—	—
Amortization	—	—	—	—	—	23.3	—	—	23.3	—
Shares paid for tax withholding for stock-based payments	—	—	—	(0.9)	—	(16.5)	—	—	(16.5)	—
Series A Preferred Stock dividends (7%)	—	—	—	—	—	—	(6.6)	—	(6.6)	—
Dividends ($0.90 per share)	—	—	—	—	—	—	(150.8)	—	(150.8)	—
Adjustment to redeemable value of noncontrolling interests	5.9	—	—	—	—	(5.9)	—	—	(5.9)	—
Other	0.1	—	—	—	—	—	—	—	—	(0.1)
Balance as of September 30, 2025	$19.6	0.1	$119.8	167.2	$1.7	$2,494.5	$(1,953.4)	$(0.2)	$542.6	$1.5
See accompanying notes to unaudited consolidated financial statements.

OUTFRONT Media Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,
(in millions)	2025	2024
Operating activities:
Net income attributable to OUTFRONT Media Inc.	$50.2	$184.2
Adjustments to reconcile net income to net cash flow provided by operating activities:
Net income attributable to redeemable and non-redeemable noncontrolling interests	—	0.5
Depreciation and amortization	121.7	109.1
Deferred tax benefit	—	(1.2)
Stock-based compensation	23.3	21.8
Provision for doubtful accounts	4.0	4.2
Accretion expense	2.1	2.2
Net (gain) loss on dispositions	2.6	(153.6)
Loss on extinguishment of debt	0.6	1.2
Equity in earnings of investee companies, net of tax	(2.2)	(0.5)
Distributions from investee companies	0.4	0.9
Amortization of deferred financing costs and debt discount	4.4	4.6
Change in assets and liabilities, net of investing and financing activities:
(Increase) decrease in receivables	(5.0)	2.3
Increase in prepaid expenses and other current assets	(3.4)	(2.6)
Decrease in accounts payable and accrued expenses	(27.4)	(19.6)
Increase in operating lease assets and liabilities	11.7	14.3
Increase (decrease) in deferred revenues	(0.4)	7.3
Increase (decrease) in income taxes	(0.1)	0.3
Decrease in assets and liabilities held for sale, net	—	(2.1)
Other, net	7.0	1.4
Net cash flow provided by operating activities	189.5	174.7

Investing activities:
Capital expenditures	(64.0)	(59.9)
Acquisitions	(10.4)	(11.2)
MTA franchise rights	(15.5)	(7.0)
Net proceeds from dispositions	1.1	310.0
Investment in investee companies	—	(1.2)
Return of investment in investee companies	1.5	—
Net cash flow provided by (used for) investing activities	(87.3)	230.7

Financing activities:
Proceeds from long-term debt borrowings	499.4	—
Repayments of long-term debt borrowings	(400.0)	(200.0)
Proceeds from borrowings under short-term debt facilities	90.0	135.0
Repayments of borrowings under short-term debt facilities	(100.0)	(160.0)
Payments of deferred financing costs	(4.6)	(0.3)
Taxes withheld for stock-based compensation	(13.2)	(7.4)
Purchase of redeemable noncontrolling interest	—	(23.9)
Dividends	(157.7)	(156.4)
Net cash flow used for financing activities	(86.1)	(413.0)

OUTFRONT Media Inc.
Consolidated Statements of Cash Flows (Continued)
(Unaudited)

	Nine Months Ended
	September 30,
(in millions)	2025	2024
Effect of exchange rate changes on cash and cash equivalents	—	(0.4)
Net increase (decrease) in cash and cash equivalents	16.1	(8.0)
Cash and cash equivalents at beginning of period	46.9	36.0
Cash and cash equivalents at end of period	$63.0	$28.0

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$2.0	$11.4
Cash paid for interest	115.9	127.1

Non-cash investing and financing activities:
Accrued purchases of property and equipment	$7.7	$7.2
Accrued MTA franchise rights	1.8	2.1
Taxes withheld for stock-based compensation	3.3	0.3
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

Recent Pronouncements

In September 2025, the FASB issued amendments to guidance related to accounting for internal-use software. An entity is required to start capitalizing software costs when management has authorized and committed to funding the software project and it is probable that the project will be completed and the software will be used to perform the function intended. The amendments are effective for annual reporting periods beginning after December 15, 2027, and interim periods within those fiscal years. Early adoption is permitted. We do not expect the amendments to have an impact on our consolidated financial

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)
statements.

In July 2025, the FASB issued guidance in developing reasonable and supportable forecasts as part of estimating expected credit losses. All entities may elect a practical expedient that assumes that current conditions as of the balance sheet date do not change for the remaining life of the asset. The guidance is effective for fiscal years beginning after December 15, 2025, and interim periods within those fiscal years. Early adoption is permitted. We do not expect this guidance to have an impact on our consolidated financial statements.

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

Note 3. Property and Equipment, Net

The table below presents the balances of major classes of assets and accumulated depreciation.

		As of
(in millions)	Estimated Useful Lives	September 30, 2025	December 31, 2024
Land		$110.4	$110.2
Buildings	15 to 35 years	48.2	47.1
Advertising structures	3 to 20 years	1,763.1	1,752.8
Furniture, equipment and other	3 to 10 years	196.0	186.8
Construction in progress		34.1	32.9
		2,151.8	2,129.8
Less: Accumulated depreciation		1,509.3	1,480.9
Property and equipment, net		$642.5	$648.9

Depreciation expense was $22.4 million in the three months ended September 30, 2025, $18.6 million in the three months ended September 30, 2024, $69.6 million in the nine months ended September 30, 2025, and $55.5 million in the nine months ended September 30, 2024.

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

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)
Our identifiable intangible assets consist of the following:

(in millions)	Gross	Accumulated Amortization	Impairment	Net
As of September 30, 2025:
Permits and leasehold agreements	$1,536.7	$(971.1)	$—	$565.6
Franchise agreements(a)	904.2	(368.8)	(485.8)	49.6
Other intangible assets	18.1	(11.1)	—	7.0
Total intangible assets	$2,459.0	$(1,351.0)	$(485.8)	$622.2

As of December 31, 2024:
Permits and leasehold agreements	$1,535.9	$(935.7)	$—	$600.2
Franchise agreements(a)	888.8	(360.9)	(485.8)	42.1
Other intangible assets	19.5	(9.8)	—	9.7
Total intangible assets	$2,444.2	$(1,306.4)	$(485.8)	$652.0
(a)We reclassified all Prepaid MTA equipment deployment costs (see Note 17. Commitments and Contingencies) and recorded impairments in the first and second quarters of 2024, due to the long-term outlook of our Transit reporting unit.

In the nine months ended September 30, 2025, we acquired 12 displays, resulting in amortizable intangible assets for permits and leasehold agreements of $8.3 million, which are amortized using the straight-line method over their estimated useful lives, an average period of 18.1 years.

All of our intangible assets, except goodwill, are subject to amortization. Amortization expense was $17.6 million in the three months ended September 30, 2025, $18.7 million in the three months ended September 30, 2024, $52.1 million in the nine months ended September 30, 2025, and $53.6 million in the nine months ended September 30, 2024.

As a result of negative aggregate undiscounted cash flow forecasts related to our New York Metropolitan Transportation Authority (the “MTA”) asset group, we performed quarterly impairment analyses on the MTA asset group during 2024 and recorded impairment charges of $17.9 million during the nine months ended September 30, 2024, representing additional MTA equipment deployment cost spending during the first six months of 2024. No impairment charges were recorded during the three and nine months ended September 30, 2025.

Note 5. Leases

Lessee

The following table presents our operating lease assets and liabilities:

	As of
(in millions, except years and percentages)	September 30, 2025	December 31, 2024
Operating lease assets	$1,513.0	$1,503.8
Short-term operating lease liabilities	179.0	168.7
Non-current operating lease liabilities	1,361.0	1,351.8

Weighted-average remaining lease term	10.7 years	10.8 years
Weighted-average discount rate	6.5%	6.4%

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)
The components of our lease expenses were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2025	2024	2025	2024
Operating expenses	$110.3	$119.3	$331.0	$362.3
Selling, general and administrative expenses	3.2	2.9	9.2	10.8
Variable costs	28.3	31.6	81.5	90.5

Cash paid for operating leases(a)	105.4	108.6	342.9	364.6
Leased assets obtained in exchange for new operating lease liabilities	90.2	40.8	203.5	146.4
(a)In the nine months ended September 30, 2024, includes amounts related to Canada. (See Note 13. Acquisitions and Dispositions: Dispositions.)

For each of the three and nine months ended September 30, 2025 and 2024, sublease income related to office properties was immaterial.

Lessor

We recorded rental income of $327.2 million for the three months ended September 30, 2025, $338.4 million for the three months ended September 30, 2024, $941.0 million for the nine months ended September 30, 2025, and $988.3 million for the nine months ended September 30, 2024, in Revenues on our Consolidated Statement of Operations.

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

(in millions)
As of December 31, 2024	$33.9
Accretion expense	2.1
Additions	0.2
Liabilities settled	(2.2)
As of September 30, 2025	$34.0

Note 7. Related Party Transactions

On January 18, 2023, we entered into a transaction with an affiliate of Providence Equity Partners L.L.C. (the “Providence Affiliate”) in connection with the Providence Affiliate’s purchase of a lease for certain outdoor advertising assets (the “Assets”) from a third-party seller. Pursuant to an agreement between us and the Providence Affiliate (the “Billboard Agreement”), we agreed to exclusively market, license and make advertising space available on the Assets to third-party advertisers for a term of up to ten years (the “Billboard Transaction”). In return, we will retain all revenues from the sale of advertising with respect to the Assets less the following payments to the Providence Affiliate or its payment designee, as applicable: (i) a minimum annual guarantee payment paid to the Providence Affiliate’s payment designee that increases from approximately $1.8 million to $3.5 million during the term of the Billboard Agreement; (ii) a minimum annual guarantee payment paid to the Providence Affiliate that increases from $8.5 million to $12.0 million by year six and adjusted for inflation thereafter through year ten; (iii) a percentage revenue share payment on gross revenues generated above $22.0 million paid to the Providence Affiliate during the term of the Billboard Agreement; (iv) a percentage revenue share payment on net revenues until $100.0 million is paid to the Providence Affiliate or its payment designee, as applicable; and (v) a one-time payment of $10.0 million paid to the Providence Affiliate on the fifth anniversary of the closing of the Billboard Transaction (the “Billboard Transaction Closing”) if we have not yet acquired the Assets as described below. The Billboard Agreement also provides that (i) we have the option to acquire the Assets from the Providence Affiliate between the third and seventh anniversaries of the Billboard Transaction

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)
Closing at pre-agreed prices depending on the time at which we exercise the option; (ii) prior to the seventh anniversary of the Billboard Transaction Closing, we have a right of first offer prior to any sale of the Assets by the Providence Affiliate to a third-party; and (iii) in the event of a termination of the Billboard Agreement by the Providence Affiliate after a sale to a third-party, we may in certain circumstances be entitled to receive a termination payment. As of September 30, 2025, operating lease assets related to the Billboard Agreement were $78.9 million, current operating lease liabilities related to the Billboard Agreement were $5.2 million and non-current operating lease liabilities related to the Billboard Agreement were $84.6 million, and are included in Operating lease assets, current Operating lease liabilities and non-current Operating lease liabilities, respectively, on the Consolidated Statements of Financial Position. Billboard revenues related to the Billboard Agreement were $2.7 million in the three months ended September 30, 2025, $2.5 million in the three months ended September 30, 2024, $8.8 million in the nine months ended September 30, 2025, and $7.7 million in the nine months ended September 30, 2024, and recorded in Revenues on the Consolidated Statement of Operations. Operating lease expenses related to the Billboard Agreement were $2.9 million in the three months ended September 30, 2025, $2.8 million in the three months ended September 30, 2024, $8.8 million in the nine months ended September 30, 2025, and $9.1 million in the nine months ended September 30, 2024, and recorded in Operating expenses on the Consolidated Statement of Operations.

Joint Ventures

Additionally, we have a 50% ownership interest in one active joint venture that operates transit shelters in the greater Los Angeles area and two active joint ventures which operate a total of nine billboard displays in New York and Boston. All of these joint ventures are accounted for as equity investments. These investments totaled $8.9 million as of September 30, 2025, and $8.6 million as of December 31, 2024, and are included in Other assets on the Consolidated Statements of Financial Position. We provided sales and management services to these joint ventures and recorded management fees in Revenues on the Consolidated Statement of Operations of $0.9 million in the three months ended September 30, 2025, $1.0 million in the three months ended September 30, 2024, $2.2 million in the nine months ended September 30, 2025, and $3.2 million in the nine months ended September 30, 2024.

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)
Note 8. Debt

Debt, net, consists of the following:

	As of
(in millions, except percentages)	September 30, 2025	December 31, 2024
Short-term debt:
AR Facility	$—	$10.0
Total short-term debt	—	10.0

Long-term debt:
Term loan	499.2	399.5

Senior secured notes:
7.375% senior secured notes, due 2031	450.0	450.0

Senior unsecured notes:
5.000% senior unsecured notes, due 2027	650.0	650.0
4.250% senior unsecured notes, due 2029	500.0	500.0
4.625% senior unsecured notes, due 2030	500.0	500.0
Total senior unsecured notes	1,650.0	1,650.0

Debt issuance costs	(16.9)	(17.0)
Total long-term debt, net	2,582.3	2,482.5

Total debt, net	$2,582.3	$2,492.5

Weighted average cost of debt	5.4%	5.4%

On September 24, 2025, the Company, along with its wholly-owned subsidiaries, Outfront Media Capital LLC and Outfront Media Capital Corporation (together, the “Borrowers”), and other guarantor subsidiaries party thereto (together with the Company, the “Guarantors”), entered into a credit agreement dated as of September 24, 2025 (the “Credit Agreement”) to refinance the Company’s previously existing senior secured credit facilities (the “Refinancing”). The Credit Agreement provides for, among other things, (i) a $500.0 million revolving credit facility (the “Revolving Credit Facility”) with a maturity date of September 24, 2030, and (ii) a $500.0 million term loan (the “Term Loan,” together with the Revolving Credit Facility, the “Senior Credit Facilities”) with a maturity date of September 24, 2032. Borrowings under the Revolving Credit Facility and the Term Loan bear interest at a rate equal to SOFR (as defined in the Credit Agreement) or the Base Rate (as defined in the Credit Agreement) plus an applicable margin ranging from 1.25% to 1.75% for SOFR borrowings (or 1.00% less for Base Rate borrowings) of the Revolving Credit Facility and from 1.75% to 2.00% for SOFR borrowings (or 1.00% less for Base Rate borrowings) of the Term Loan, subject to adjustments based on the Company’s Consolidated Net Secured Leverage Ratio (as defined in the Credit Agreement) or the Company’s credit ratings, respectively. The Revolving Credit Facility and the Term Loan are senior secured obligations of the Borrowers, are guaranteed on a senior secured basis by the Guarantors, and are secured by liens on substantially all of the assets of the Borrowers and the Guarantors.

In the three and nine months ended September 30, 2025, we recorded a Loss on extinguishment of debt of $0.6 million on the Consolidated Statement of Operations, relating to the write-off of deferred financing costs and a portion of the discount on our previously existing term loan. In the nine months ended September 30, 2024, we recorded a Loss on extinguishment of debt of $1.2 million on the Consolidated Statement of Operations, relating to the write-off of deferred financing costs and a portion of the discount on our previously existing term loan.

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)
Term Loan

The interest rate on the Term Loan was 6.2% per annum as of September 30, 2025. As of September 30, 2025, a discount of $0.8 million on the Term Loan remains unamortized. The discount is being amortized through Interest expense, net, on the Consolidated Statement of Operations.

Revolving Credit Facility

As of September 30, 2025, there were no outstanding borrowings under the Revolving Credit Facility.

The commitment fee based on the amount of unused commitments under the Revolving Credit Facility was $0.5 million in the three months ended September 30, 2025, $0.5 million in the three months ended September 30, 2024, $1.5 million in the nine months ended September 30, 2025 and $1.5 million in the nine months ended September 30, 2024. As of September 30, 2025, we had issued letters of credit totaling approximately $5.1 million against the letter of credit facility sublimit under the Revolving Credit Facility.

Standalone Letter of Credit Facilities

As of September 30, 2025, we had issued letters of credit totaling approximately $67.2 million under our aggregate $81.0 million standalone letter of credit facilities. The total fees under the letter of credit facilities were immaterial in each of the three and nine months ended September 30, 2025 and 2024.

Accounts Receivable Securitization Facility

As of September 30, 2025, we have a $150.0 million revolving accounts receivable securitization facility (the “AR Facility”), which terminates in June 2027, unless further extended.

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

As of September 30, 2025, there were no outstanding borrowings under the AR Facility. As of September 30, 2025, borrowing capacity remaining under the AR Facility was $150.0 million based on approximately $366.2 million of accounts receivable that could be used as collateral for the AR Facility in accordance with the agreements governing the AR Facility. The commitment fee based on the amount of unused commitments under the AR Facility was $0.1 million in the three months ended September 30, 2025, $0.1 million in the three months ended September 30, 2024, $0.3 million in the nine months ended September 30, 2025, and $0.2 million in the nine months ended September 30, 2024.

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)
Debt Covenants

The Credit Agreement governing the Senior Credit Facilities, the agreements governing the AR Facility, and the indentures governing our senior notes contain customary affirmative and negative covenants, subject to certain exceptions, including but not limited to those that restrict the Company’s and its subsidiaries’ abilities to (i) pay dividends on, repurchase or make distributions in respect to the Company’s or its wholly-owned subsidiary, Outfront Media Capital LLC’s, capital stock or make other restricted payments other than dividends or distributions necessary for us to maintain our REIT status and/or avoid incurring taxes, subject to certain conditions and exceptions, (ii) enter into agreements restricting certain subsidiaries’ ability to pay dividends or make other intercompany or third-party transfers, and (iii) incur additional indebtedness or grant additional liens. One of the exceptions to the restriction on our ability to incur additional indebtedness is satisfaction of a Consolidated Total Leverage Ratio, which is the ratio of our consolidated total debt to our Consolidated EBITDA (as defined in the Credit Agreement) for the trailing four consecutive quarters, of no greater than 6.5 to 1.0. As of September 30, 2025, our Consolidated Total Leverage Ratio was 4.8 to 1.0 in accordance with the Credit Agreement.

The terms of the Credit Agreement (and under certain circumstances, the agreements governing the AR Facility) require that we maintain a Consolidated Net Secured Leverage Ratio, which is the ratio of (i) our consolidated secured debt (less unrestricted cash) to (ii) our Consolidated EBITDA (as defined in the Credit Agreement) for the trailing four consecutive quarters, of no greater than 4.5 to 1.0 (subject to potential acquisition-related adjustments). As of September 30, 2025, our Consolidated Net Secured Leverage Ratio was 1.6 to 1.0 in accordance with the Credit Agreement. As of September 30, 2025, we are in compliance with our debt covenants.

Deferred Financing Costs

As of September 30, 2025, we had deferred $21.7 million in fees and expenses associated with the Term Loan, the Revolving Credit Facility, the AR Facility and our senior notes. We are amortizing the deferred fees through Interest expense, net, on our Consolidated Statement of Operations over the respective terms of the Term Loan, Revolving Credit Facility, AR Facility and our senior notes.

Fair Value

Under the fair value hierarchy, observable inputs such as unadjusted quoted prices in active markets for identical assets or liabilities are defined as Level 1; observable inputs other than quoted prices included within Level 1 that are either directly or indirectly observable for the asset or liability are defined as Level 2; and unobservable inputs for the asset or liability are defined as Level 3. The aggregate fair value of our debt, which is estimated based on quoted market prices of similar liabilities, was approximately $2.6 billion as of September 30, 2025, and $2.5 billion as of December 31, 2024. The fair value of our debt as of both September 30, 2025, and December 31, 2024, is classified as Level 2.

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

Note 10. Equity

As of September 30, 2025, 450,000,000 shares of our common stock, par value $0.01 per share, were authorized; 167,234,469 shares were issued and outstanding; and 50,000,000 shares of our preferred stock, par value $0.01 per share, were authorized, with 125,000 shares of our Series A Convertible Perpetual Preferred Stock (the “Series A Preferred Stock”), par value $0.01 per share, issued and outstanding.

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

During the three months ended September 30, 2025, we paid cash dividends of $2.2 million on the Series A Preferred Stock and during the nine months ended September 30, 2025, we paid cash dividends of $6.6 million on the Series A Preferred Stock. As of September 30, 2025, the maximum number of shares of common stock that could be required to be issued on conversion of the outstanding shares of Series A Preferred Stock was approximately 7.8 million shares.

We have a sales agreement in connection with an “at-the-market” equity offering program (the “ATM Program”), under which we may, from time to time, issue and sell shares of our common stock up to an aggregate offering price of $300.0 million. We have no obligation to sell any of our common stock under the sales agreement and may at any time suspend solicitations and offers under the sales agreement. No shares were sold under the ATM Program during the nine months ended September 30, 2025. As of September 30, 2025, we had approximately $232.5 million of capacity remaining under the ATM Program.

On January 17, 2025, we effectuated a 1-for-1.024549 reverse stock split on our common stock (the “Reverse Stock Split”). All shares of the Company’s common stock included in these Consolidated Financial Statements have been retroactively adjusted as though the Reverse Stock Split has been effected prior to all periods presented.

On November 6, 2025, we announced that our board of directors approved a quarterly cash dividend of $0.30 per share on our common stock payable on December 31, 2025, to stockholders of record at the close of business on December 5, 2025.

Note 11. Revenues

The following table summarizes revenues by source:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2025	2024	2025	2024
Billboard:
Static displays	$231.4	$235.6	$668.5	$701.9
Digital displays	109.5	111.1	309.0	322.4
Other	11.9	13.9	37.3	38.5
Billboard revenues	352.8	360.6	1,014.8	1,062.8
Transit:
Static displays	46.6	44.6	127.1	135.1
Digital displays	56.0	36.6	141.5	112.4
Other	9.8	9.7	27.8	26.6
Transit revenues	112.4	90.9	296.4	274.1
Other	2.3	0.4	7.2	0.8
Total revenues	$467.5	$451.9	$1,318.4	$1,337.7

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)
Rental income was $327.2 million in the three months ended September 30, 2025, $338.4 million in the three months ended September 30, 2024, $941.0 million in the nine months ended September 30, 2025, and $988.3 million in the nine months ended September 30, 2024, and is recorded in Revenues on the Consolidated Statement of Operations.

The following table summarizes revenues by geography:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2025	2024	2025	2024
United States:
Billboard	$352.8	$360.6	$1,014.8	$1,034.7
Transit	112.4	90.9	296.4	267.3
Other	2.3	0.4	7.2	0.8
Total United States revenues	467.5	451.9	1,318.4	1,302.8
Canada	—	—	—	34.9
Total revenues	$467.5	$451.9	$1,318.4	$1,337.7

We recognized substantially all of the Deferred revenues on the Consolidated Statement of Financial Position as of December 31, 2024, during the three months ended March 31, 2025.

Note 12. Restructuring Charges

On June 23, 2025, we announced a restructuring and reduction in force plan (the “Plan”) intended to achieve the Company’s strategic goals of increasing sales demand, enhancing customer experience, optimizing internal cost efficiencies, and realigning its organization. The Plan provided for a reduction of the Company’s workforce by approximately 120 employees, or 6% of the Company’s total employees as of June 23, 2025. As of June 30, 2025, all reductions have been completed. In the three months ended September 30, 2025, we recorded restructuring charges for severance payments of approximately $0.3 million associated with the Plan. In the three months ended September 30, 2025, restructuring charges of $0.2 million were recorded in Billboard and $0.1 million were recorded in Transit. In the nine months ended September 30, 2025, we recorded restructuring charges of approximately $20.1 million associated with the Plan, consisting of $17.9 million of severance payments, employee benefits and related costs (including approximately $2.2 million in non-cash charges for stock-based compensation), and $2.2 million of professional fees. In the nine months ended September 30, 2025, restructuring charges of $8.4 million were recorded in Billboard, $3.7 million were recorded in Transit and $8.0 million were recorded in Corporate. Restructuring reserves related to severance payments, employee benefits and related costs remained outstanding and is included in Other current liabilities on the Consolidated Statement of Financial Position and accrued professional fees related to the Plan remain outstanding and is included in Other accrued expenses on the Consolidated Statement of Financial Position, as follows:

(in millions)	Total Restructuring Reserve	Severance, Employee Benefits, and Related Costs	Professional Fees
As of December 31, 2024	$—	$—	$—
Charged to expense	20.1	17.9	2.2
Non-cash charges for stock-based compensation	(2.2)	(2.2)	—
Liabilities settled	(8.0)	(6.0)	(2.0)
As of September 30, 2025	$9.9	$9.7	$0.2

Note 13. Acquisitions and Dispositions

Acquisitions

We completed several asset acquisitions for a total purchase price of approximately $10.4 million in the nine months ended September 30, 2025, and $11.2 million in the nine months ended September 30, 2024. The value of the assets acquired during 2025 and 2024 has primarily been allocated to the related permits and leasehold agreements intangible assets (see Note 4. Intangible Assets).

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

On September 4, 2025 and September 24, 2025, the Company granted one-time PRSU awards to each of Nicolas Brien, the Company’s Chief Executive Officer, and Matthew Siegel, the Company’s Executive Vice President and Chief Financial Officer, in the amounts of $2,000,000 and $400,000, respectively. The PRSUs are tied to the Company’s common stock price performance over a three-year performance period. If the performance conditions are satisfied, the PRSUs will cliff vest on the earlier of the third anniversary of the respective grant dates and the dates on which Mr. Brien’s and/or Mr. Siegel’s respective employment is terminated by the Company without “Cause” or by Mr. Brien and/or Mr. Siegel for “Good Reason” (as those terms are each defined in Mr. Brien’s and Mr. Siegel’s respective employment agreements). The terms and conditions of the PRSUs are set forth in the OUTFRONT Media Inc. Amended and Restated Omnibus Stock Incentive Plan and the related equity award terms and conditions. In addition, on September 4, 2025, the Company granted a one-time RSU award to Mr. Brien with a value of $1,000,000. The RSUs cliff vest on the earlier of the third anniversary of the grant date and the date on which Mr. Brien’s employment is terminated by the Company without “Cause” or by him for “Good Reason” (as those terms are each defined in his employment agreement).

The following table summarizes our stock-based compensation expense for the three and nine months ended September 30, 2025 and 2024.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2025	2024	2025	2024
Stock-based compensation expenses (RSUs and PRSUs), before income taxes	$5.6	$7.0	$23.3	$21.8
Tax benefit	(0.3)	(0.1)	(1.4)	(0.7)
Stock-based compensation expense, net of tax	$5.3	$6.9	$21.9	$21.1

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)
As of September 30, 2025, total unrecognized compensation cost related to non-vested RSUs and PRSUs was $31.3 million, which is expected to be recognized over a weighted average period of 2.0 years.

RSUs and PRSUs

The following table summarizes activity for the nine months ended September 30, 2025, of RSUs and PRSUs issued to our employees.

	Activity	Weighted Average Per Share Grant Date Fair Market Value
Non-vested as of December 31, 2024	3,282,970	$15.37
Granted:
RSUs	1,171,875	18.24
PRSUs	709,428	16.15
Vested:
RSUs	(1,216,155)	16.75
PRSUs	(515,308)	16.72
Forfeitures:
RSUs	(132,504)	17.25
PRSUs	(17,456)	18.33
Non-vested as of September 30, 2025	3,282,850	15.75

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

In the nine months ended September 30, 2025, our effective tax rate differed from the U.S. federal statutory income tax rate primarily due to our REIT status, including the dividends paid deduction, and the impact of state and local taxes. In the nine months ended September 30, 2024, our effective tax rate also included the effect of foreign operations before the impact of the Transaction.

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)
Note 16. Earnings Per Share (“EPS”)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2025	2024	2025	2024
Net income available for common stockholders(a)	$51.3	$34.6	$50.2	$184.2
Less: Distributions to holders of Series A Preferred Stock	2.2	2.2	6.6	6.6
Net income available for common stockholders(b)	$49.1	$32.4	$43.6	$177.6

Weighted average shares for basic EPS	167.2	162.0	166.9	161.8
Dilutive potential shares from grants of RSUs and PRSUs	1.3	1.2	1.2	0.8
Dilutive potential shares issuable upon conversion of Series A Preferred Stock	7.8	—	—	7.8
Weighted average shares for diluted EPS(c)(d)	176.3	163.2	168.1	170.4
(a)For the three months ended September 30, 2025, and the nine months ended September 30, 2024, Net income available for common stockholders for the calculation of diluted EPS.
(b)For the nine months ended September 30, 2025, and the three months ended September 30, 2024, Net income available for common stockholders for the calculation of both basic and diluted EPS. For the three months ended September 30, 2025, and the nine months ended September 30, 2024, Net income available for common stockholders for the calculation of basic EPS.
(c)The potential impact of 0.1 million granted RSUs and PRSUs in the three months ended September 30, 2025, 0.1 million granted RSUs and PRSUs in the nine months ended September 30, 2025, and 1.0 million granted RSUs and PRSUs in the nine months ended September 30, 2024, were antidilutive.
(d)The potential impact of 7.8 million shares of our common stock issuable upon conversion of the Series A Preferred Stock in the three months ended September 30, 2024 and 7.8 million shares of our common stock issuable upon conversion of the Series A Preferred Stock in the nine months ended September 30, 2025, were antidilutive.

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

•Recoupment of Equipment Deployment Costs. We may retain incremental revenues that exceed an annual base revenue amount for the cost of deploying advertising and communications displays throughout the transit system. Recoupable MTA equipment deployment costs are recorded as Prepaid MTA equipment deployment costs and Intangible assets on our Consolidated Statement of Financial Position, and as these costs are recouped from incremental revenues that the MTA would otherwise be entitled to receive, Prepaid MTA equipment deployment costs will be reduced. If incremental revenues generated over the term of the agreement are not sufficient to cover all or a portion of the

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)
equipment deployment costs, the costs will not be recouped, which could have an adverse effect on our business, financial condition and results of operations, including impairment charges (see Note 4. Intangible Assets). If we do not recoup all costs of deploying advertising and communications screens with respect to the New Inventory by the end of the term of the MTA Agreement, the MTA will be obligated to reimburse us for these costs. Deployment costs in an amount not to exceed $50.7 million, which are deemed authorized before December 31, 2020, will be paid directly by the MTA. For any deployment costs deemed authorized after December 31, 2020, the MTA and the Company will no longer be obligated to directly pay 70% and 30% of the costs, respectively, and these costs will be subject to recoupment in accordance with the MTA Agreement. We did not recoup any equipment deployment costs in the nine months ended September 30, 2025. In addition, we currently do not expect to recoup any equipment deployment costs throughout the remainder of the Amended Term (as defined below) of the MTA Agreement.

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

During the nine months ended September 30, 2025, we had no recoupment from incremental revenues. As of September 30, 2025, 27,341 digital displays had been installed, composed of 5,016 digital advertising screens on subway and train platforms and entrances, 15,904 smaller-format digital advertising screens on rolling stock and 6,421 MTA communications displays. In the three months ended September 30, 2025, 90 installations occurred, for a total of 1,096 in the nine months ended September 30, 2025. During the nine months ended September 30, 2025, we incurred equipment deployment costs of $15.3 million, which were recorded as Intangible assets related to franchise agreements. As of September 30, 2025, we had Intangible assets related to franchise agreements balance related to the MTA Agreement of $23.5 million.
As a result of negative aggregate undiscounted cash flow forecasts related to our MTA asset group, we performed quarterly impairment analyses on the MTA asset group during 2024 and recorded impairment charges of $17.9 million during the nine months ended September 30, 2024, representing additional MTA equipment deployment cost spending during the first six months of 2024. No impairment charges were recorded during the three and nine months ended September 30, 2025.

Letters of Credit

We have indemnification obligations with respect to letters of credit and surety bonds primarily used as security against non-performance in the normal course of business. As of September 30, 2025, the outstanding letters of credit were approximately $72.3 million and outstanding surety bonds were approximately $109.6 million, and were not recorded on the Consolidated Statements of Financial Position.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions, except percentages)	2025	2024	2025	2024
Billboard:
Billboard revenues	$352.8	$360.6	$1,014.8	$1,034.7
Billboard property lease(a)	(110.5)	(119.3)	(331.5)	(352.7)
Posting, maintenance and other(a)	(39.3)	(37.6)	(111.7)	(109.8)
Significant Billboard segment operating expenses(a)	(149.8)	(156.9)	(443.2)	(462.5)
Significant Billboard segment selling, general and administrative(b)	(63.7)	(67.3)	(198.9)	(202.7)
Billboard Adjusted OIBDA	$139.3	$136.4	$372.7	$369.5
Billboard Adjusted OIBDA margin	39.5%	37.8%	36.7%	35.7%

Transit:
Transit revenues	$112.4	$90.9	$296.4	$267.3
Transit franchise(a)	(60.1)	(59.1)	(180.9)	(176.8)
Posting, maintenance and other(a)	(18.9)	(16.7)	(53.7)	(50.2)
Significant Transit segment operating expenses(a)	(79.0)	(75.8)	(234.6)	(227.0)
Significant Transit segment selling, general and administrative(b)	(17.7)	(18.0)	(53.1)	(54.0)
Transit Adjusted OIBDA	$15.7	$(2.9)	$8.7	$(13.7)
Transit Adjusted OIBDA margin	14.0%	(3.2)%	2.9%	(5.1)%

Total segments:
Segment revenues	$465.2	$451.5	$1,311.2	$1,302.0
Billboard property lease(a)	(110.5)	(119.3)	(331.5)	(352.7)
Transit franchise(a)	(60.1)	(59.1)	(180.9)	(176.8)
Posting, maintenance and other(a)	(58.2)	(54.3)	(165.4)	(160.0)
Significant segment operating expenses(a)	(228.8)	(232.7)	(677.8)	(689.5)
Significant segment selling, general and administrative(b)	(81.4)	(85.3)	(252.0)	(256.7)
Segment Adjusted OIBDA	$155.0	$133.5	$381.4	$355.8

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2025	2024	2025	2024
Reconciliation to net income:
Segment Adjusted OIBDA	$155.0	$133.5	$381.4	$355.8
Non-segment Adjusted OIBDA	(17.8)	(16.4)	(55.9)	(46.2)
Total Adjusted OIBDA	137.2	117.1	325.5	309.6
Restructuring charges(c)	(0.3)	—	(20.1)	—
Net gain (loss) on dispositions	(1.4)	(1.5)	(2.6)	153.6
Impairment charges	—	—	—	(17.9)
Depreciation	(22.4)	(18.6)	(69.6)	(55.5)
Amortization	(17.6)	(18.7)	(52.1)	(53.6)
Stock-based compensation	(5.6)	(7.0)	(21.1)	(21.8)
Total operating income	89.9	71.3	160.0	314.4
Interest expense, net	(37.0)	(37.1)	(109.5)	(119.6)
Loss on extinguishment of debt	(0.6)	—	(0.6)	(1.2)
Other income (expense), net	—	(0.1)	—	1.0
Income before benefit (provision) for income taxes and equity in earnings of investee companies	52.3	34.1	49.9	194.6
Benefit (provision) for income taxes	(1.2)	0.2	(1.9)	(10.4)
Equity in earnings of investee companies, net of tax	0.3	0.5	2.2	0.5
Net income before allocation to redeemable and non-redeemable noncontrolling interests	51.4	34.8	50.2	184.7
Net income attributable to redeemable and non-redeemable noncontrolling interests	0.1	0.2	—	0.5
Net income attributable to OUTFRONT Media Inc.	$51.3	$34.6	$50.2	$184.2

Revenues	$467.5	$451.9	$1,318.4	$1,337.7

Billboard property lease(a)	$(110.5)	$(119.3)	$(331.5)	$(363.2)
Transit franchise(a)	(60.1)	(59.1)	(180.9)	(178.6)
Posting, maintenance and other(a)	(60.1)	(54.7)	(171.1)	(169.8)
Operating expenses	(230.7)	(233.1)	(683.5)	(711.6)
Selling, general and administrative(b)	(105.2)	(108.7)	(330.5)	(338.3)
Stock-based compensation	5.6	7.0	21.1	21.8
Adjusted OIBDA	$137.2	$117.1	$325.5	$309.6
(a)The significant expense categories and amounts align with the segment-level information that is regularly provided to the chief operating decision maker.
(b)Selling, general and administrative expenses includes, but is not limited to, compensation and benefits, including commissions, professional fees, office rent and travel and entertainment.
(c)In the three and nine months ended September 30, 2025, Restructuring charges associated with the Plan, consists of severance payments, employee benefits and related costs, and professional fees, and includes approximately $2.2 million in non-cash charges for stock-based compensation.

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)
Other disclosures(a):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2025	2024	2025	2024
Revenues(b):
United States	$467.5	$451.9	$1,318.4	$1,302.8
Canada	—	—	—	34.9
Total revenues	$467.5	$451.9	$1,318.4	$1,337.7

			As of
			September 30, 2025	December 31, 2024
Long-lived Assets(c):
United States			$4,796.5	$4,820.7
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

On June 23, 2025, we announced a restructuring and reduction in force plan (the “Plan”) intended to achieve the Company’s strategic goals of increasing sales demand, enhancing customer experience, optimizing internal cost efficiencies, and realigning its organization. The Plan provided for a reduction of the Company’s workforce by approximately 120 employees, or 6% of the Company’s total employees as of June 23, 2025. As of June 30, 2025, all reductions have been completed. In the three months ended September 30, 2025, we recorded restructuring charges for severance payments of approximately $0.3 million associated with the Plan. In the three months ended September 30, 2025, restructuring charges of $0.2 million were recorded in Billboard and $0.1 million were recorded in Transit. In the nine months ended September 30, 2025, we recorded restructuring charges of approximately $20.1 million associated with the Plan, consisting of severance payments, employee benefits and related costs (including approximately $2.2 million in non-cash charges for stock-based compensation), and professional fees. In the nine months ended September 30, 2025, restructuring charges of $8.4 million were recorded in Billboard, $3.7 million were recorded in Transit and $8.0 million were recorded in Corporate. As of September 30, 2025, approximately $9.7 million in restructuring reserves related to severance payments, employee benefits and related costs remained outstanding and is included in Other current liabilities on the Consolidated Statement of Financial Position. The Company may incur other charges or cash expenditures not currently contemplated due to unanticipated events that may occur in connection with the implementation of the Plan. (See Note 12. Restructuring Charges to the Consolidated Financial Statements.)

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

During the nine months ended September 30, 2025, we built or converted 77 new digital billboard displays and entered into marketing arrangements to sell advertising on 16 third-party digital billboard displays. In the nine months ended September 30, 2025, we built, converted or replaced 1,104 digital transit displays. The following table sets forth information regarding our digital displays.

	Digital Revenues (in millions) for the Nine Months Ended September 30, 2025(a)			Number of Digital Displays as of September 30, 2025(a)
Location	Digital Billboard	Digital Transit	Total Digital Revenues	Digital Billboard Displays	Digital Transit Displays	Total Digital Displays
United States	$309.0	$141.5	$450.5	1,906	29,452	31,358
(a)Digital display amounts include 6,499 displays reserved for transit agency use. Our number of digital displays is impacted by acquisitions, dispositions, management agreements, the net effect of new and lost billboards, and the net effect of won and lost franchises in the period.

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

During the three months ended September 30, 2025, our largest categories of advertisers were entertainment, retail and legal services/lawyers, each of which represented 17%, 10% and 10% of our total revenues from our Billboard and Transit segments, respectively. During the three months ended September 30, 2024, our largest categories of advertisers were entertainment, retail and health/medical, each of which represented 18%, 12% and 8% of our total revenues from our Billboard and Transit segments, respectively. During the nine months ended September 30, 2025, our largest categories of advertisers were entertainment, retail and legal services/lawyers, each of which represented 18%, 11% and 10% of our total revenues from our Billboard and Transit segments, respectively. During the nine months ended September 30, 2024, our largest categories of advertisers were entertainment, retail and health/medical, each of which represented 19%, 12% and 9% of our total revenues from our Billboard and Transit segments, respectively.

Our large-scale portfolio allows our customers to reach a national audience and also provides the flexibility to tailor campaigns to specific regions or markets. We generated approximately 45% of our total revenues from our Billboard and Transit segments from enterprise (formerly known as national) advertising campaigns in the three months ended September 30, 2025, compared to approximately 43% in the same prior-year period. We generated approximately 43% of our total revenues from our Billboard and Transit segments from enterprise (formerly known as national) advertising campaigns in the nine months ended September 30, 2025, compared to approximately 42% in the same prior-year period.

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

	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
(in millions, except percentages)	2025	2024	Change	2025	2024	Change
Revenues	$467.5	$451.9	3%	$1,318.4	$1,337.7	(1)%
Organic revenues(a)(b)	467.5	451.9	3	1,318.4	1,302.8	1
Operating income	89.9	71.3	26	160.0	314.4	(49)
Adjusted OIBDA(b)	137.2	117.1	17	325.5	309.6	5
Adjusted OIBDA(b) margin	29.3%	25.9%		24.7%	23.1%
Net income attributable to OUTFRONT Media Inc.	51.3	34.6	48	50.2	184.2	(73)
Funds from operations (“FFO”)(b) attributable to OUTFRONT Media Inc.	99.7	82.7	21	196.6	188.8	4
Adjusted FFO (“AFFO”)(b) attributable to OUTFRONT Media Inc.	100.3	80.8	24	209.5	188.8	11
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

	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
(in millions, except percentages)	2025	2024	Change	2025	2024	Change
Total revenues	$467.5	$451.9	3%	$1,318.4	$1,337.7	(1)%

Organic revenues(a)	$467.5	$451.9	3	$1,318.4	$1,302.8	1
Non-organic revenues	—	—	*	—	34.9	*
Total revenues	$467.5	$451.9	3	$1,318.4	$1,337.7	(1)
*    Calculation is not meaningful.
(a)Organic revenues exclude revenues associated with the impact of the Transaction (“non-organic revenues”).

Total revenues increased $15.6 million, or 3%, and organic revenues increased $15.6 million, or 3%, in the three months ended September 30, 2025, compared to the same prior-year period. Total revenues decreased $19.3 million, or 1%, and organic revenues increased $15.6 million, or 1%, in the nine months ended September 30, 2025, compared to the same prior-year period.

In the nine months ended September 30, 2024, non-organic revenues reflect the impact of the Transaction.

Expenses

	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
(in millions, except percentages)	2025	2024	Change	2025	2024	Change
Expenses:
Operating	$230.7	$233.1	(1)%	$683.5	$711.6	(4)%
Selling, general and administrative	105.2	108.7	(3)	330.5	338.3	(2)
Restructuring charges	0.3	—	*	20.1	—	*
Net (gain) loss on dispositions	1.4	1.5	(7)	2.6	(153.6)	*
Impairment charges	—	—	*	—	17.9	*
Depreciation	22.4	18.6	20	69.6	55.5	25
Amortization	17.6	18.7	(6)	52.1	53.6	(3)
Total expenses	$377.6	$380.6	(1)	$1,158.4	$1,023.3	13
*Calculation is not meaningful.

Operating Expenses

	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
(in millions, except percentages)	2025	2024	Change	2025	2024	Change
Operating expenses:
Billboard property lease	$110.5	$119.3	(7)%	$331.5	$363.2	(9)%
Transit franchise	60.1	59.1	2	180.9	178.6	1
Posting, maintenance and other	60.1	54.7	10	171.1	169.8	1
Total operating expenses	$230.7	$233.1	(1)	$683.5	$711.6	(4)

Billboard property lease expenses represented 24% of total revenues in the three months ended September 30, 2025, 26% in the three months ended September 30, 2024, 25% of total revenues in the nine months ended September 30, 2025, and 27% in the nine months ended September 30, 2024. The decreases in billboard property lease expenses as a percentage of total revenues in the three and nine months ended September 30, 2025, compared to the same prior-year periods were primarily due to lower variable billboard property lease costs driven by higher relative revenue performance in advertising markets that have lower variable billboard property lease costs and lower revenue performance in advertising markets that have higher variable billboard property lease costs (see Note 5. Leases to the Consolidated Financial Statements) and the impact of lost billboards.

Billboard property lease expenses decreased $8.8 million, or 7%, in the three months ended September 30, 2025, compared to the same prior-year period, primarily due to lost billboards and lower variable billboard property lease expenses. Billboard property lease expenses decreased $31.7 million, or 9%, in the nine months ended September 30, 2025, compared to the same prior-year period, primarily due to lost billboards, the impact of the Transaction and lower variable billboard property lease expenses.

Transit franchise expenses represented 13% of total revenues in each of the three months ended September 30, 2025, and 2024. Transit franchise expenses represented 14% of total revenues in the nine months ended September 30, 2025, and 13% in the nine months ended September 30, 2024. The increase in transit franchise expenses, as a percentage of total revenues in the nine months ended September 30, 2025, compared to the same prior-year periods, were primarily driven by higher guaranteed minimum annual payments to the MTA due to inflation, lower Billboard revenues, partially offset by the impact of the Transaction.

Transit franchise expenses increased $1.0 million, or 2%, in the three months ended September 30, 2025, compared to the same prior-year period, due primarily to higher guaranteed minimum annual payments to the MTA due to inflation. Transit franchise expenses increased $2.3 million, or 1%, in the nine months ended September 30, 2025, compared to the same prior-year period, primarily due to higher guaranteed minimum annual payments to the MTA due to inflation, partially offset by the impact of the Transaction.

Posting, maintenance and other expenses, as a percentage of total revenues, were 13% in the three months ended September 30, 2025, 12% in the three months ended September 30, 2024, and 13% in each of the nine months ended September 30, 2025 and 2024. Posting, maintenance and other expenses increased $5.4 million, or 10%, in the three months ended September 30, 2025, compared to the same prior-year period, primarily due to higher production expenses, higher compensation-related expenses and higher maintenance and utility costs. Posting, maintenance and other expenses increased $1.3 million, or 1%, in the nine months ended September 30, 2025, compared to the same prior-year periods, primarily due to higher production expenses and higher maintenance and utility costs, partially offset by the impact of the Transaction.

Selling, General and Administrative Expenses (“SG&A”)

SG&A expenses decreased $3.5 million, or 3%, in the three months ended September 30, 2025, compared to the same prior-year period, primarily due to lower compensation-related expenses, including severance and salaries, lower credit card usage by customers and a lower provision for doubtful accounts, partially offset by the higher professional fees, as a result of a management consulting project. SG&A expenses decreased $7.8 million, or 2%, in the nine months ended September 30, 2025, compared to the same prior-year period, primarily due to the impact of the Transaction, lower credit card usage by customers and lower rent related to new offices in the first half of 2024, partially offset by higher professional fees, as a result of a management consulting project. We expect to realize the cost savings benefits from the Plan within SG&A expenses. However, those cost savings may potentially be offset by increases in SG&A expenses in future periods as we continue to invest in our strategic initiatives, including technology enhancements and customer experience improvements.

Restructuring Charges

We recorded restructuring charges for severance payments of approximately $0.3 million in the three months ended September 30, 2025, and recorded restructuring charges of $20.1 million, consisting of severance payments, employee benefits and related costs, and professional fees, in the nine months ended September 30, 2025, associated with the Plan. In the nine months ended September 30, 2025, the restructuring charges include approximately $2.2 million in non-cash charges for stock-based compensation.

Net (Gain) Loss on Dispositions

Net loss on dispositions decreased $0.1 million in the three months ended September 30, 2025, compared to the same prior-year period. Net loss on dispositions was $2.6 million in the nine months ended September 30, 2025, compared to a Net gain on dispositions of $153.6 million in the nine months ended September 30, 2024, due primarily to the Transaction.

Impairment Charges

As a result of negative aggregate undiscounted cash flow forecasts related to our MTA asset group, we performed quarterly impairment analyses on the MTA asset group during 2024 and recorded impairment charges of $17.9 million during the nine months ended September 30, 2024, representing additional MTA equipment deployment cost spending during the first six months of 2024 (see Note 4. Intangible Assets to the Consolidated Financial Statements). No impairment charges were recorded during the three and nine months ended September 30, 2025.

Depreciation

Depreciation increased $3.8 million, or 20%, in the three months ended September 30, 2025, compared to the same prior-year period. Depreciation increased $14.1 million, or 25%, in the nine months ended September 30, 2025, compared to the same prior-year period. The increases were due primarily to higher depreciation related to the change in estimated useful life of certain advertising displays.

Amortization

Amortization decreased $1.1 million, or 6%, in the three months ended September 30, 2025, compared to the same prior-year period, and decreased $1.5 million, or 3%, in the nine months ended September 30, 2025, compared to the same prior-year period.

Interest Expense, Net

Interest expense, net, was $37.0 million (including $1.4 million of deferred financing costs) in the three months ended September 30, 2025, and $37.1 million (including $1.5 million of deferred financing costs) in the same prior-year period. Interest expense, net, decreased slightly in the three months ended September 30, 2025, compared to the same prior-year period, primarily due to lower interest rates, partially offset by a higher average debt balance. Interest expense, net, was $109.5 million (including $4.4 million of deferred financing costs) in the nine months ended September 30, 2025, and $119.6 million (including $4.6 million of deferred financing costs) in the same prior-year period. Interest expense, net, decreased in the nine months ended September 30, 2025, compared to the same prior-year period, primarily due to a lower average debt balance and lower interest rates.

Loss on Extinguishment of Debt

In the three and nine months ended September 30, 2025, we recorded a Loss on extinguishment of debt of $0.6 million, relating to the write-off of deferred financing costs and a portion of the discount on our previously existing term loan. In the nine months ended September 30, 2024, we recorded a loss on extinguishment of debt of $1.2 million, relating to the write-off of deferred financing costs and a portion of the discount on our previously existing term loan, due to prepayments on our previously existing term loan.

Benefit (Provision) for Income Taxes

Provision for income taxes was $1.2 million in the three months ended September 30, 2025, compared to a Benefit for income taxes of $0.2 million in the same prior-year period, due primarily to higher taxes related to our transit operations. Provision for income taxes decreased $8.5 million, or 82%, in the nine months ended September 30, 2025, compared to the same prior-year period, due primarily to the impact of the Transaction.

Net Income

Net income before allocation to redeemable and non-redeemable noncontrolling interests increased $16.6 million, or 48%, in the three months ended September 30, 2025, compared the same prior-year period, primarily driven by higher transit revenues. Net income before allocation to redeemable and non-redeemable noncontrolling interests decreased $134.5 million, or 73%, in the nine months ended September 30, 2025, compared to the same prior-year period, primarily driven by a gain on disposition related to the Transaction in 2024 and restructuring charges in 2025, partially offset by impairment charges incurred in 2024, higher transit revenues and lower interest expense.

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

FFO and AFFO

When used herein, references to “FFO” and “AFFO” mean “FFO attributable to OUTFRONT Media Inc.” and “AFFO attributable to OUTFRONT Media Inc.,” respectively. We calculate FFO in accordance with the definition established by the National Association of Real Estate Investment Trusts (“NAREIT”). FFO reflects net income (loss) attributable to OUTFRONT Media Inc. adjusted to exclude gains and losses from the sale of real estate assets, impairment charges, depreciation and amortization of real estate assets, amortization of direct lease acquisition costs and the same adjustments for our equity-based investments and redeemable and non-redeemable noncontrolling interests, as well as the related income tax effect of adjustments, as applicable. We calculate AFFO as FFO adjusted to include cash paid for direct lease acquisition costs as such costs are generally amortized over a period ranging from four weeks to one year and therefore are incurred on a regular basis. AFFO also includes cash paid for maintenance capital expenditures since these are routine uses of cash that are necessary for our operations. In addition, AFFO excludes restructuring charges and losses on extinguishment of debt, as well as certain non-

cash items, including non-real estate depreciation and amortization, impairment charges on non-real estate assets, stock-based compensation expense, accretion expense, the non-cash effect of straight-line rent, amortization of deferred financing costs and the same adjustments for our redeemable and non-redeemable noncontrolling interests, along with the non-cash portion of income taxes, and the related income tax effect of adjustments, as applicable. We use FFO and AFFO measures for managing our business and for planning and forecasting future periods, and each is an important indicator of our operational strength and business performance, especially compared to other REITs. Our management believes users of our financial data are best served if the information that is made available to them allows them to align their analysis and evaluation of our operating results along the same lines that our management uses in managing, planning and executing our business strategy. Our management also believes that the presentations of FFO and AFFO, as supplemental measures, are useful in evaluating our business because adjusting results to reflect items that have more bearing on the operating performance of REITs highlight trends in our business that may not otherwise be apparent when relying solely on GAAP financial measures. It is management’s opinion that these supplemental measures provide users of our financial data with an important perspective on our operating performance and also make it easier to compare our results to other companies in our industry, as well as to REITs.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions, except percentages)	2025	2024	2025	2024
Total revenues	$467.5	$451.9	$1,318.4	$1,337.7

Operating income	$89.9	$71.3	$160.0	$314.4
Restructuring charges(a)	0.3	—	20.1	—
Net (gain) loss on dispositions	1.4	1.5	2.6	(153.6)
Impairment charges	—	—	—	17.9
Depreciation	22.4	18.6	69.6	55.5
Amortization	17.6	18.7	52.1	53.6
Stock-based compensation	5.6	7.0	21.1	21.8
Adjusted OIBDA	$137.2	$117.1	$325.5	$309.6
Adjusted OIBDA margin	29.3%	25.9%	24.7%	23.1%

Net income attributable to OUTFRONT Media Inc.	$51.3	$34.6	$50.2	$184.2
Depreciation of billboard advertising structures	18.2	14.0	56.2	41.1
Amortization of real estate-related intangible assets	15.1	17.0	45.2	49.0
Amortization of direct lease acquisition costs	13.8	16.0	42.6	45.1
Net (gain) loss on disposition of real estate assets	1.4	1.5	2.6	(153.6)
Impairment charges(b)	—	—	—	13.1
Adjustment related to redeemable and non-redeemable noncontrolling interests	(0.1)	—	(0.2)	(0.2)
Income tax effect of adjustments(c)	—	(0.4)	—	10.1
FFO attributable to OUTFRONT Media Inc.	99.7	82.7	196.6	188.8
Non-cash portion of income taxes	0.6	0.1	(0.1)	(1.0)
Cash paid for direct lease acquisition costs	(11.5)	(14.0)	(41.3)	(42.7)
Maintenance capital expenditures	(6.1)	(5.5)	(19.4)	(17.9)
Restructuring charges(a)	0.3	—	20.1	—
Other depreciation	4.2	4.6	13.4	14.4
Other amortization	2.5	1.7	6.9	4.6
Impairment charges on non-real estate assets(b)	—	—	—	4.8
Stock-based compensation	5.6	7.0	21.1	21.8
Non-cash effect of straight-line rent	2.5	2.0	6.0	8.0
Accretion expense	0.7	0.7	2.1	2.2
Amortization of deferred financing costs	1.4	1.5	4.4	4.6
Loss on extinguishment of debt	0.6	—	0.6	1.2
Adjustment related to non-controlling interests	(0.1)	—	(0.1)	—
Income tax effect of adjustments(c)	(0.1)	—	(0.8)	—
AFFO attributable to OUTFRONT Media Inc.	$100.3	$80.8	$209.5	$188.8
(a)In the three months ended September 30, 2025, Restructuring charges associated with the Plan consists of severance payments, employee benefits and related costs. In the nine months ended September 30, 2025, Restructuring charges associated with the Plan consists of severance payments, employee benefits and related costs, and professional fees, and includes approximately $2.2 million in non-cash charges for stock-based compensation.
(b)Primarily Impairment charges related to our Transit reporting unit and MTA asset group (see Note 4. Intangible Assets to the Consolidated Financial Statements).
(c)Income tax effect related to Restructuring charges in 2025 and Net gain on disposition of real estate assets in 2024.

FFO attributable to OUTFRONT Media Inc. increased $17.0 million, or 21%, in the three months ended September 30, 2025, compared to the same prior-year period, due primarily to higher Adjusted OIBDA, partially offset by a provision for income taxes in 2025 and higher interest expense. AFFO attributable to OUTFRONT Media Inc. increased $19.5 million, or 24%, in the three months ended September 30, 2025, compared to the same prior-year period, due primarily to higher Adjusted OIBDA. FFO attributable to OUTFRONT Media Inc. increased $7.8 million, or 4%, in the nine months ended September 30, 2025, compared to the same prior-year period, due primarily to higher Adjusted OIBDA and lower interest expense, partially offset by restructuring charges in 2025 and impairment charges in 2024. AFFO attributable to OUTFRONT Media Inc. increased $20.7 million, or 11%, in the nine months ended September 30, 2025, compared to the same prior-year period, due primarily to higher Adjusted OIBDA.

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

The following table presents our Revenues, Adjusted OIBDA and Operating income by segment in the three and nine months ended September 30, 2025 and 2024.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2025	2024	2025	2024
Revenues:
Billboard	$352.8	$360.6	$1,014.8	$1,034.7
Transit	112.4	90.9	296.4	267.3
Other	2.3	0.4	7.2	35.7
Total revenues	$467.5	$451.9	$1,318.4	$1,337.7

Operating income	$89.9	$71.3	$160.0	$314.4
Restructuring charges(a)	0.3	—	20.1	—
Net (gain) loss on dispositions	1.4	1.5	2.6	(153.6)
Impairment charges	—	0.0	—	17.9
Depreciation	22.4	18.6	69.6	55.5
Amortization	17.6	18.7	52.1	53.6
Stock-based compensation(b)	5.6	7.0	21.1	21.8
Total Adjusted OIBDA	$137.2	$117.1	$325.5	$309.6

Adjusted OIBDA:
Billboard	$139.3	$136.4	$372.7	$369.5
Transit	15.7	(2.9)	8.7	(13.7)
Other	0.4	(0.1)	1.4	2.4
Corporate	(18.2)	(16.3)	(57.3)	(48.6)
Total Adjusted OIBDA	$137.2	$117.1	$325.5	$309.6

Operating income (loss):
Billboard	$103.0	$100.5	$252.6	$266.9
Transit	10.3	(5.6)	(7.6)	(39.6)
Other	0.4	(0.3)	1.4	157.5
Corporate	(23.8)	(23.3)	(86.4)	(70.4)
Total operating income	$89.9	$71.3	$160.0	$314.4
(a)In the three months ended September 30, 2025, Restructuring charges associated with the Plan consists of severance payments, employee benefits and related costs. In the nine months ended September 30, 2025, Restructuring charges associated with the Plan consists of severance payments, employee benefits and related costs, and professional fees, and includes approximately $2.2 million in non-cash charges for stock-based compensation.
(b)Stock-based compensation is classified as Corporate expense.

Billboard

	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
(in millions, except percentages)	2025	2024	Change	2025	2024	Change
Operating income	$103.0	$100.5	2%	$252.6	$266.9	(5)%
Restructuring charges	0.2	—	*	8.4	—	*
Net loss on dispositions	—	1.3	*	1.9	1.4	*
Depreciation	20.5	17.0	21	62.8	50.4	25
Amortization	15.6	17.6	(11)	47.0	50.8	(7)
Adjusted OIBDA	$139.3	$136.4	2	$372.7	$369.5	1

Revenues	$352.8	$360.6	(2)	$1,014.8	$1,034.7	(2)
Operating expenses:
Billboard property lease	$(110.5)	$(119.3)	(7)	(331.5)	(352.7)	(6)
Posting, maintenance and other	(39.3)	(37.6)	5	(111.7)	(109.8)	2
Total operating expenses	(149.8)	(156.9)	(5)	(443.2)	(462.5)	(4)
SG&A expenses	(63.7)	(67.3)	(5)	(198.9)	(202.7)	(2)
Adjusted OIBDA	$139.3	$136.4	2	$372.7	$369.5	1
Adjusted OIBDA margin	39.5%	37.8%		36.7%	35.7%

New York metropolitan area revenues as a percentage of Billboard segment revenues	8%	10%		8%	9%
Los Angeles metropolitan area revenues as a percentage of Billboard segment revenues	13%	14%		14%	15%
*    Calculation is not meaningful.

Billboard segment revenues decreased $7.8 million, or 2%, in the three months ended September 30, 2025, compared to the same prior-year period. Billboard segment revenues decreased $19.9 million, or 2%, in the nine months ended September 30, 2025, compared to the same prior-year period. The decreases were driven by the impact of lost billboards in the period and lower proceeds from condemnations, partially offset by an increase in average revenue per display (yield), including the impact of programmatic platforms on digital billboard revenues. We expect lost billboards to continue to adversely impact Billboard segment revenue performance throughout the remainder of 2025, particularly in the New York and Los Angeles metropolitan areas. We generated approximately 39% in the three months ended September 30, 2025, 40% in the three months ended September 30, 2024, 39% in the nine months ended September 30, 2025, and 39% in the nine months ended September 30, 2024, of our Billboard segment revenues from enterprise (formerly known as national) advertising campaigns.

Billboard segment property lease expenses represented 31% of Billboard segment revenues in the three months ended September 30, 2025, and 33% in the three months ended September 30, 2024, 33% of Billboard segment revenues in the nine months ended September 30, 2025, and 34% in the nine months ended September 30, 2024. Billboard segment property lease expenses decreased $8.8 million, or 7%, in the three months ended September 30, 2025, compared to same prior-year period. Billboard segment property lease expenses decreased $21.2 million, or 6%, in the nine months ended September 30, 2025, compared to same prior-year period. The decreases were primarily driven by the impact of lost billboards and lower variable billboard property lease costs. We expect Billboard segment property lease expenses to decline throughout the remainder of 2025, compared to the same prior-year periods, as a result of lost billboards. Billboard segment posting maintenance and other expenses increased $1.7 million, or 5%, in the three months ended September 30, 2025, compared to the same prior-year period, primarily driven by higher production costs and higher compensation-related expenses. Billboard segment posting maintenance and other expenses increased $1.9 million in the nine months ended September 30, 2025, compared to the same prior-year period, primarily driven by higher compensation-related expenses.

SG&A expenses in the Billboard segment decreased $3.6 million, or 5%, in the three months ended September 30, 2025, compared to the same prior-year period, primarily driven by lower credit card usage by customers, lower compensation-related expenses and a lower provision for doubtful accounts, partially offset by higher professional fees. SG&A expenses in the

Billboard segment decreased $3.8 million, or 2%, in the nine months ended September 30, 2025, compared to the same prior-year period, primarily driven by lower credit card usage by customers and lower compensation-related expenses, partially offset by higher professional fees and higher travel and entertainment expenses.

Billboard segment Adjusted OIBDA increased $2.9 million, or 2%, in the three months ended September 30, 2025, compared to the same prior-year period, and increased $3.2 million in the nine months ended September 30, 2025, compared to the same prior-year period. Billboard segment Adjusted OIBDA margin was 39.5% in the three months ended September 30, 2025, 37.8% in the three months ended September 30, 2024, 36.7% in the nine months ended September 30, 2025, and 35.7% in the nine months ended September 30, 2024.

Transit

	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
(in millions, except percentages)	2025	2024	Change	2025	2024	Change
Operating income (loss)	$10.3	$(5.6)	*	$(7.6)	$(39.6)	(81)%
Restructuring charges	0.1	—	*	3.7	—	*
Net loss on dispositions	1.4	—	*	0.7	0.1	*
Impairment charges	—	—	*	—	17.9	*
Depreciation	1.9	1.6	19%	6.8	5.1	33
Amortization	2.0	1.1	82	5.1	2.8	82
Adjusted OIBDA	$15.7	$(2.9)	*	$8.7	$(13.7)	*

Revenues	$112.4	$90.9	24	$296.4	$267.3	11
Operating expenses:
Transit franchise	(60.1)	(59.1)	2	(180.9)	(176.8)	2
Posting, maintenance and other	(18.9)	(16.7)	13	(53.7)	(50.2)	7
Total operating expenses	(79.0)	(75.8)	4	(234.6)	(227.0)	3
SG&A expenses	(17.7)	(18.0)	(2)	(53.1)	(54.0)	(2)
Adjusted OIBDA	$15.7	$(2.9)	*	$8.7	$(13.7)	*
Adjusted OIBDA margin	14.0%	(3.2)%		2.9%	(5.1)%

New York metropolitan area revenues as a percentage of Transit segment revenues	63%	57%		59%	56%
Los Angeles metropolitan area revenues as a percentage of Transit segment revenues	7%	7%		7%	8%
*    Calculation is not meaningful.

Transit segment revenues increased $21.5 million, or 24%, in three months ended September 30, 2025, compared to the same prior-year period. Transit segment revenues increased $29.1 million, or 11%, in nine months ended September 30, 2025, compared to the same prior-year period. The increases were primarily due to an increase in average revenue per display (yield), partially offset by the impact of new and lost transit franchise contracts in the periods. We generated approximately 63% in the three months ended September 30, 2025, 57% in the three months ended September 30, 2024, 57% in the nine months ended September 30, 2025 and 54% in the nine months ended September 30, 2024, of our Transit segment revenues from enterprise (formerly known as national) advertising campaigns.

Transit segment franchise expenses represented 53% of Transit segment revenues in the three months ended September 30, 2025, 65% in the three months ended September 30, 2024, 61% in the nine months ended September 30, 2025, and 66% in the nine months ended September 30, 2024. Transit segment franchise expenses increased $1.0 million, or 2%, in three months ended September 30, 2025, compared to the same prior-year period and increased $4.1 million, or 2%, in nine months ended September 30, 2025, compared to the same prior-year period. The increases were primarily driven by higher guaranteed minimum annual payments to the MTA due to inflation. Transit segment posting, maintenance and other expenses increased $2.2 million, or 13%, in the three months ended September 30, 2025, compared to the same prior-year period and increased

$3.5 million, or 7%, in the nine months ended September 30, 2025, compared to the same prior-year period. The increases were primarily driven by higher maintenance and utility costs, and higher site-related costs.

SG&A expenses in the Transit segment decreased $0.3 million, or 2%, in the three months ended September 30, 2025, compared to the same prior-year period, primarily driven by lower credit card usage by customers. SG&A expenses in the Transit segment decreased $0.9 million, or 2%, in the nine months ended September 30, 2025, compared to the same prior-year period, primarily driven by lower credit card usage by customers and lower compensation-related expenses.

We recorded impairment charges of $17.9 million in the six months ended June 30, 2024, primarily related to impairment charges with respect to our MTA asset group and our historical Transit reporting unit (see Note 4. Intangible Assets to the Consolidated Financial Statements).

Transit segment Adjusted OIBDA was $15.7 million in the three months ended September 30, 2025, compared to an Adjusted OIBDA loss of $2.9 million in the same prior-year period, due primarily to a larger increase in Transit segment revenues compared to a smaller increase in Transit segment operating expenses. Transit segment Adjusted OIBDA was $8.7 million in the nine months ended September 30, 2025, compared to an Adjusted OIBDA loss of $13.7 million in the same prior-year period, due primarily to a larger increase in Transit segment revenues compared to a smaller increase in Transit segment operating expenses.

Other

	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
(in millions, except percentages)	2025	2024	Change	2025	2024	Change
Operating income	$0.4	$(0.3)	*	$1.4	$157.5	(99)%
Net (gain) loss on dispositions	—	0.2	*	—	(155.1)	*
Adjusted OIBDA	$0.4	$(0.1)	*	$1.4	$2.4	(42)

Revenues	$2.3	$0.4	*	$7.2	$35.7	(80)

Organic revenues(a):	$2.3	$0.4	*	$7.2	$0.8	*
Non-organic revenues	—	—	*	—	34.9	*
Total revenues	2.3	0.4	*	7.2	35.7	(80)
Operating expenses:
Billboard property lease	—	—	*	—	(10.5)	*
Transit Franchise	—	—	*	—	(1.8)	*
Posting, maintenance and other	(1.9)	(0.4)	*	(5.7)	(9.8)	(42)
Total operating expenses	(1.9)	(0.4)	*	(5.7)	(22.1)	(74)
SG&A expenses	—	(0.1)	*	(0.1)	(11.2)	(99)
Adjusted OIBDA	$0.4	$(0.1)	*	$1.4	$2.4	(42)
Adjusted OIBDA margin	17.4%	(25.0)%		19.4%	6.7%
*    Calculation is not meaningful.
(a)Organic revenues exclude the impact of the Transaction (“non-organic revenues”).

Total Other revenues increased $1.9 million in the three months ended September 30, 2025, compared to the same prior-year period, primarily driven by an increase in third-party digital equipment sales. Total Other revenues decreased $28.5 million, or 80%, in the nine months ended September 30, 2025, compared to the same prior-year period, primarily driven by the impact of the Transaction, partially offset by an increase in third-party digital equipment sales.

In the nine months ended September 30, 2024, non-organic revenues reflect the impact of the Transaction.

Organic Other revenues increased $1.9 million in the three months ended September 30, 2025, compared to the same prior-year period, primarily driven by an increase in third-party digital equipment sales. Organic Other revenues increased $6.4 million in the nine months ended September 30, 2025, compared to the same prior-year period, primarily driven by an increase in third-party digital equipment sales.

Other operating expenses increased $1.5 million in the three months ended September 30, 2025, compared to the same prior-year period, primarily driven by higher costs related to third-party digital equipment sales. Other operating expenses decreased $16.4 million, or 74%, in the nine months ended September 30, 2025, compared to the same prior-year period, primarily driven by the impact of the Transaction, partially offset by higher costs related to third-party digital equipment sales. Other SG&A expenses decreased $0.1 million in the three months ended September 30, 2025, compared to the same prior-year period, due to lower costs related to third-party digital equipment sales. Other SG&A expenses decreased $11.1 million, or 99%, in the nine months ended September 30, 2025, compared to the same prior-year period, primarily driven by the impact of the Transaction.

Other Adjusted OIBDA was $0.4 million in the three months ended September 30, 2025, compared to an Adjusted OIBDA loss of $0.1 million in the same prior-year period, due primarily to an increase in third-party digital equipment sales. Other Adjusted OIBDA decreased $1.0 million, or 42%, in the nine months ended September 30, 2025, compared to the same prior-year period, due primarily to the impact of the Transaction, partially offset by an increase in third-party digital equipment sales.

Corporate

Corporate expenses primarily include expenses associated with employees who provide centralized services. Corporate expenses, excluding restructuring charges and stock-based compensation, increased $1.9 million, or 12%, in the three months ended September 30, 2025, compared to the same prior-year period, primarily due to higher professional fees, including fees related to a management consulting project, and costs related to the Refinancing (as defined below). Corporate expenses, excluding stock-based compensation, increased $8.7 million, or 18%, in the nine months ended September 30, 2025, compared to the same prior-year period, primarily due to higher professional fees, including fees related to a management consulting project, higher compensation-related expenses, including severance, and costs related to the Refinancing (as defined below).

Liquidity and Capital Resources

	As of
(in millions, except percentages)	September 30, 2025	December 31, 2024	% Change
Assets:
Cash and cash equivalents	$63.0	$46.9	34%
Receivables, less allowance ($21.4 in 2025 and $20.6 in 2024)	306.3	305.3	—
Prepaid lease and transit franchise costs	2.8	4.0	(30)
Other prepaid expenses	21.1	17.8	19
Other current assets	11.7	11.8	(1)
Total current assets	404.9	385.8	5
Liabilities:
Accounts payable	39.3	51.4	(24)
Accrued compensation	66.6	56.7	17
Accrued interest	23.9	34.5	(31)
Accrued lease and transit franchise costs	68.9	82.8	(17)
Other accrued expenses	58.0	54.3	7
Deferred revenues	42.4	42.8	(1)
Short-term debt	—	10.0	*
Short-term operating lease liabilities	179.0	168.7	6
Other current liabilities	32.6	19.6	66
Total current liabilities	510.7	520.8	(2)
Working capital	$(105.8)	$(135.0)	(22)
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

Working capital was a deficit of $105.8 million as of September 30, 2025, compared to a deficit of $135.0 million as of December 31, 2024, primarily driven by a higher cash balance, decreased borrowings under the AR Facility, due to the impact of the Refinancing (as defined below), and lower accounts payable and accrued expenses, partially offset by higher short-term operating lease liabilities and restructuring reserves.

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

•Recoupment of Equipment Deployment Costs. We may retain incremental revenues that exceed an annual base revenue amount for the cost of deploying advertising and communications displays throughout the transit system. Recoupable MTA equipment deployment costs are recorded as Prepaid MTA equipment deployment costs and Intangible assets on our Consolidated Statement of Financial Position, and as these costs are recouped from incremental revenues that the MTA would otherwise be entitled to receive, Prepaid MTA equipment deployment costs will be reduced. If incremental revenues generated over the term of the agreement are not sufficient to cover all or a portion of the equipment deployment costs, the costs will not be recouped, which could have an adverse effect on our business, financial condition and results of operations, including impairment charges (see Note 4. Intangible Assets to the Consolidated Financial Statements). If we do not recoup all costs of deploying advertising and communications screens with respect to the New Inventory by the end of the term of the MTA Agreement, the MTA will be obligated to reimburse us for these costs. Deployment costs in an amount not to exceed $50.7 million, which are deemed authorized before December 31, 2020, will be paid directly by the MTA. For any deployment costs deemed authorized after December 31, 2020, the MTA and the Company will no longer be obligated to directly pay 70% and 30% of the costs, respectively, and these costs will be subject to recoupment in accordance with the MTA Agreement. We did not recoup any equipment deployment costs in the nine months ended September 30, 2025. In addition, we currently do not expect to recoup any equipment deployment costs throughout the remainder of the Amended Term (as defined below) of the MTA Agreement. We expect our MTA equipment deployment costs to be approximately $20.0 million to $25.0 million in 2025. We expect MTA equipment deployment costs to be approximately $30.0 million to $40.0 million annually throughout the remainder of the Amended Term (as defined below) of the MTA Agreement and encompass replacement costs. Accordingly, we expect annual MTA equipment deployment costs will decline now that we have substantially completed our initial deployment during 2024.

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

We may utilize cash on hand and/or incremental third-party financing to fund equipment deployment costs over the next couple of years. However, we cannot reasonably estimate the aggregate financing amount, if any, at this time. As of September 30, 2025, we have issued surety bonds in favor of the MTA totaling approximately $72.3 million, which amount is subject to change as equipment installations are completed and revenues are generated. We incurred $15.3 million related to MTA equipment deployment costs in the nine months ended September 30, 2025, for a total of $624.2 million to date, of which $33.9 million had been recouped from incremental revenues to date. As of September 30, 2025, we had Intangible assets related to franchise agreements balance related to the MTA Agreement of $23.5 million. As of September 30, 2025, 27,341 digital displays had been installed, composed of 5,016 digital advertising screens on subway and train platforms and entrances, 15,904 smaller-format digital advertising screens on rolling stock and 6,421 MTA communications displays. In the three months ended September 30, 2025, 90 installations occurred, for a total of 1,096 installations in the nine months ended September 30, 2025.

As a result of negative aggregate undiscounted cash flow forecasts related to our MTA asset group, we performed quarterly impairment analyses on the MTA asset group during 2024 and recorded impairment charges of $17.9 million during the nine months ended September 30, 2024, representing additional MTA equipment deployment cost spending during the first six months of 2024. No impairment charges were recorded during the three and nine months ended September 30, 2025. We currently expect positive aggregate cash flows on an undiscounted basis through to the end of the Amended Term of the MTA Agreement. If our MTA performance continues to be in line with, or better than, our current model, we would not expect to incur additional impairment charges on our MTA equipment deployment cost spending. There can be no assurance that these estimates and assumptions will prove to be an accurate prediction of the future, and a downward revision of these estimates and/or assumptions would decrease our cash flows, which could result in additional impairment charges in the future.

On November 6, 2025, we announced that our board of directors approved a quarterly cash dividend of $0.30 per share on our common stock payable on December 31, 2025, to stockholders of record at the close of business on December 5, 2025.

Debt

Debt, net, consists of the following:

	As of
(in millions, except percentages)	September 30, 2025	December 31, 2024
Short-term debt:
AR Facility	$—	$10.0
Total short-term debt	—	10.0

Long-term debt:
Term loan	499.2	399.5

Senior secured notes:
7.375% senior secured notes, due 2031	450.0	450.0

Senior unsecured notes:
5.000% senior unsecured notes, due 2027	650.0	650.0
4.250% senior unsecured notes, due 2029	500.0	500.0
4.625% senior unsecured notes, due 2030	500.0	500.0
Total senior unsecured notes	1,650.0	1,650.0

Debt issuance costs	(16.9)	(17.0)
Total long-term debt, net	2,582.3	2,482.5

Total debt, net	$2,582.3	$2,492.5

Weighted average cost of debt	5.4%	5.4%

	Payments Due by Period
(in millions)	Total	2025	2026-2027	2028-2029	2030 and thereafter
Long-term debt	$2,600.0	$—	$650.0	$500.0	$1,450.0
Interest	586.1	141.0	247.6	144.5	53.0
Total	$3,186.1	$141.0	$897.6	$644.5	$1,503.0

On September 24, 2025, the Company, along with its wholly-owned subsidiaries, Outfront Media Capital LLC and Outfront Media Capital Corporation (together, the “Borrowers”), and other guarantor subsidiaries party thereto (together with the Company, the “Guarantors”), entered into a credit agreement dated as of September 24, 2025 (the “Credit Agreement”) to refinance the Company’s previously existing senior secured credit facilities (the “Refinancing”). The Credit Agreement provides for, among other things, (i) a $500.0 million revolving credit facility (the “Revolving Credit Facility”) with a maturity date of September 24, 2030, and (ii) a $500.0 million term loan (the “Term Loan,” together with the Revolving Credit Facility, the “Senior Credit Facilities”) with a maturity date of September 24, 2032. Borrowings under the Revolving Credit Facility and the Term Loan bear interest at a rate equal to SOFR (as defined in the Credit Agreement) or the Base Rate (as defined in the Credit Agreement) plus an applicable margin ranging from 1.25% to 1.75% for SOFR borrowings (or 1.00% less for Base Rate borrowings) of the Revolving Credit Facility and from 1.75% to 2.00% for SOFR borrowings (or 1.00% less for Base Rate borrowings) of the Term Loan, subject to adjustments based on the Company’s Consolidated Net Secured Leverage Ratio (as defined in the Credit Agreement) or the Company’s credit ratings, respectively. The Revolving Credit Facility and the Term Loan are senior secured obligations of the Borrowers, are guaranteed on a senior secured basis by the Guarantors, and are secured by liens on substantially all of the assets of the Borrowers and the Guarantors.

In the three and nine months ended September 30, 2025, we recorded a Loss on extinguishment of debt of $0.6 million on the Consolidated Statement of Operations, relating to the write-off of deferred financing costs and a portion of the discount on our previously existing term loan. In the nine months ended September 30, 2024, we recorded a Loss on extinguishment of debt of

$1.2 million on the Consolidated Statement of Operations, relating to the write-off of deferred financing costs and a portion of the discount on our previously existing term loan.

Term Loan

The interest rate on the Term Loan was 6.2% per annum as of September 30, 2025. As of September 30, 2025, a discount of $0.8 million on the Term Loan remains unamortized. The discount is being amortized through Interest expense, net, on the Consolidated Statement of Operations.

Revolving Credit Facility

As of September 30, 2025, there were no outstanding borrowings under the Revolving Credit Facility.

The commitment fee based on the amount of unused commitments under the Revolving Credit Facility was $0.5 million in the three months ended September 30, 2025, $0.5 million in the three months ended September 30, 2024, $1.5 million in the nine months ended September 30, 2025 and $1.5 million in the nine months ended September 30, 2024. As of September 30, 2025, we had issued letters of credit totaling approximately $5.1 million against the letter of credit facility sublimit under the Revolving Credit Facility.

Standalone Letter of Credit Facilities

As of September 30, 2025, we had issued letters of credit totaling approximately $67.2 million under our aggregate $81.0 million standalone letter of credit facilities. The total fees under the letter of credit facilities were immaterial in each of the three and nine months ended September 30, 2025 and 2024.

Accounts Receivable Securitization Facility

As of September 30, 2025, we have a $150.0 million revolving accounts receivable securitization facility (the “AR Facility”), which terminates in June 2027, unless further extended.

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

As of September 30, 2025, there were no outstanding borrowings under the AR Facility. As of September 30, 2025, borrowing capacity remaining under the AR Facility was $150.0 million based on approximately $366.2 million of accounts receivable that could be used as collateral for the AR Facility in accordance with the agreements governing the AR Facility. The commitment fee based on the amount of unused commitments under the AR Facility was $0.1 million in the three months ended September 30, 2025, $0.1 million in the three months ended September 30, 2024, $0.3 million in the nine months ended September 30, 2025, and $0.2 million in the nine months ended September 30, 2024.

Debt Covenants

The Credit Agreement governing the Senior Credit Facilities, the agreements governing the AR Facility, and the indentures governing our senior notes contain customary affirmative and negative covenants, subject to certain exceptions, including but not limited to those that restrict the Company’s and its subsidiaries’ abilities to (i) pay dividends on, repurchase or make distributions in respect to the Company’s or its wholly-owned subsidiary, Outfront Media Capital LLC’s, capital stock or make other restricted payments other than dividends or distributions necessary for us to maintain our REIT status and/or avoid incurring taxes, subject to certain conditions and exceptions, (ii) enter into agreements restricting certain subsidiaries’ ability to pay dividends or make other intercompany or third-party transfers, and (iii) incur additional indebtedness or grant additional liens. One of the exceptions to the restriction on our ability to incur additional indebtedness is satisfaction of a Consolidated Total Leverage Ratio, which is the ratio of our consolidated total debt to our Consolidated EBITDA (as defined in the Credit Agreement) for the trailing four consecutive quarters, of no greater than 6.5 to 1.0. As of September 30, 2025, our Consolidated Total Leverage Ratio was 4.8 to 1.0 in accordance with the Credit Agreement.

The terms of the Credit Agreement (and under certain circumstances, the agreements governing the AR Facility) require that we maintain a Consolidated Net Secured Leverage Ratio, which is the ratio of (i) our consolidated secured debt (less unrestricted cash) to (ii) our Consolidated EBITDA (as defined in the Credit Agreement) for the trailing four consecutive quarters, of no greater than 4.5 to 1.0 (subject to potential acquisition-related adjustments). As of September 30, 2025, our Consolidated Net Secured Leverage Ratio was 1.6 to 1.0 in accordance with the Credit Agreement. As of September 30, 2025, we are in compliance with our debt covenants.

Deferred Financing Costs

As of September 30, 2025, we had deferred $21.7 million in fees and expenses associated with the Term Loan, the Revolving Credit Facility, the AR Facility and our senior notes. We are amortizing the deferred fees through Interest expense, net, on our Consolidated Statement of Operations over the respective terms of the Term Loan, Revolving Credit Facility, AR Facility and our senior notes.

Equity

At-the-Market Equity Offering Program

We have a sales agreement in connection with an “at-the-market” equity offering program (the “ATM Program”), under which we may, from time to time, issue and sell shares of our common stock up to an aggregate offering price of $300.0 million. We have no obligation to sell any of our common stock under the sales agreement and may at any time suspend solicitations and offers under the sales agreement. No shares were sold under the ATM Program during the nine months ended September 30, 2025. As of September 30, 2025, we had approximately $232.5 million of capacity remaining under the ATM Program.

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

Cash Flows

The following table presents our cash flows in the nine months ended September 30, 2025 and 2024.

	Nine Months Ended
	September 30,		%
(in millions, except percentages)	2025	2024	Change
Net cash flow provided by operating activities	$189.5	$174.7	8%
Net cash flow provided by (used for) investing activities	(87.3)	230.7	*
Net cash flow used for financing activities	(86.1)	(413.0)	(79)
Effect of exchange rate changes on cash and cash equivalents	—	(0.4)	*
Net increase (decrease) in cash and cash equivalents	$16.1	$(8.0)	*
*Calculation is not meaningful.

Cash provided by operating activities increased $14.8 million, or 8%, in the nine months ended September 30, 2025, compared to the same prior-year period, due primarily to a higher net income, as adjusted for non-cash items, and an increase in restructuring reserves to be paid out in future periods, partially offset by a larger use of cash related to accounts payable and accrued expenses, driven by higher incentive compensation payments made in 2025, the timing of receivables and the timing of tax payments related to the Transaction in 2024.

Cash used by investing activities was $87.3 million in the nine months ended September 30, 2025, compared to Cash provided by investing activities of $230.7 million in the same prior-year period, due primarily to MTA franchise rights in 2025 and cash received from the Transaction in 2024.

The following table presents our capital expenditures in the nine months ended September 30, 2025 and 2024.

	Nine Months Ended
	September 30,		%
(in millions, except percentages)	2025	2024	Change
Growth	$44.6	$42.0	6%
Maintenance	19.4	17.9	8
Total capital expenditures	$64.0	$59.9	7

Capital expenditures increased $4.1 million, or 7%, in the nine months ended September 30, 2025, compared to the same prior-year period, primarily due to increased growth in digital displays and increased maintenance spending for billboard display upgrades, partially offset by the impact of the Transaction.

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

Cash used for financing activities decreased $326.9 million in the nine months ended September 30, 2025 compared to the same prior-year period. In the nine months ended September 30, 2025, we paid total cash dividends of $157.7 million on our common stock, the Series A Preferred Stock and vested restricted share units granted to employees, made net borrowings of $99.4 million under the Term Loan in connection with the Refinancing, and made net repayments on the AR Facility of $10.0 million. In the nine months ended September 30, 2024, we prepaid $200.0 million on the outstanding balance of our previously existing term loan, made net repayments on the AR Facility of $25.0 million, paid total cash dividends of $156.4 million on our common stock, the Series A Preferred Stock and vested restricted share units granted to employees, and paid $23.9 million related to the exercise of a buy/sell arrangement by one of our joint venture partners resulting in our purchase of the outstanding noncontrolling interest in a consolidated subsidiary.

Cash paid for income taxes decreased $9.4 million in the nine months ended September 30, 2025, compared to the same prior-year period, due primarily to income tax payments related to the Transaction in 2024.

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

We do not currently use derivatives or other financial instruments to mitigate our exposure to commodity price risk. However, we do enter into contracts with commodity providers to limit our exposure to commodity price fluctuations. For the year ended December 31, 2024, such contracts accounted for 8.2% of our total utility costs. As of September 30, 2025, we had active electricity purchase agreements with fixed contract rates for locations in Pennsylvania and Texas, which expire at various dates through October 2027.

Interest Rate Risk

We are subject to interest rate risk to the extent we have variable-rate debt outstanding, including under the Senior Credit Facilities and the AR Facility.

As of September 30, 2025, we had a $500.0 million variable-rate Term Loan outstanding, which has an interest rate of 6.2% per year. An increase or decrease of 1/4% in our interest rate on the Term Loan will change our annualized interest expense by approximately $1.3 million.

As of September 30, 2025, there were no outstanding borrowings under the AR Facility.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

On August 22, 2025, Manuel A. Diaz, a member of our board of directors, adopted a trading arrangement for the sale of the Company’s common stock (the “Diaz Rule 10b5-1 Trading Plan”) that is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act. The Diaz Rule 10b5-1 Trading Plan, which has a term of nine months, provides for the sale of up to 33,812 shares of the Company’s common stock pursuant to the terms of the Diaz Rule 10b5-1 Trading Plan.

On August 25, 2025, Peter Mathes, a member of our board of directors, adopted a trading arrangement for the sale of the Company’s common stock (the “Mathes Rule 10b5-1 Trading Plan”) that is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act. The Mathes Rule 10b5-1 Trading Plan, which has a term of approximately one year, provides for the sale of up to 20,000 shares of the Company’s common stock pursuant to the terms of the Mathes Rule 10b5-1 Trading Plan.

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

10.1	Employment Agreement with James Norton, dated as of July 21, 2025.

10.2
Employment Agreement with Nicolas Brien, dated as of August 21, 2025 (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-36367), filed on August 21, 2025).

10.3	Employment Agreement with Laurie Rosenfield, dated as of August 31, 2025.

10.4
Credit Agreement, dated as of September 24, 2025, by and among Outfront Media Capital LLC, Outfront Media Capital Corporation, the guarantors party thereto, Wells Fargo Bank, National Association, and the other lenders party thereto from time to time (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-36367), filed on September 25, 2025).

10.5
Form of Certificate and Terms and Conditions for One-Time Chief Executive Officer and Chief Financial Officer Stock Price Performance-Based Restricted Share Units Awards with Time Vesting granted under the OUTFRONT Media Inc. Amended and Restated Omnibus Stock Incentive Plan.

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

Date: November 7, 2025