Form 10-K
period 2025-12-31
OUTFRONT Media Inc.
filed 2026-02-26
CIK 1579877

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of June 30, 2025, the last business day of the registrant's most recently completed second fiscal quarter, was $2.7 billion based upon the closing price reported for such date on the New York Stock Exchange.

As of February 25, 2026, the number of shares outstanding of the registrant’s common stock was 176,050,169.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement for the 2026 Annual Meeting of Stockholders are incorporated herein by reference into Part III of this Annual Report on Form 10-K where indicated. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant's fiscal year ended December 31, 2025.

OUTFRONT Media Inc.

Except as otherwise indicated or unless the context otherwise requires, all references in this Annual Report on Form 10-K to (i) “OUTFRONT Media,” “the Company,” “we,” “our,” “us” and “our company” mean OUTFRONT Media Inc., a Maryland corporation, and unless the context requires otherwise, its consolidated subsidiaries, and (ii) the “25 largest markets in the U.S.,” “approximately 120 markets across the U.S.” and “Nielsen Designated Market Areas” are based, in whole or in part, on Nielsen Media Research’s 2026 Designated Market Area rankings.

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

PART I

Item 1. Business.

Overview

OUTFRONT Media is a real estate investment trust (“REIT”) that provides advertising space (“displays”) on out-of-home advertising structures and sites in the United States (the “U.S.”), enabling advertisers to engage with audiences in high-impact in-real-life (“IRL”) moments and environments. We are one of the largest providers of advertising space on out-of-home advertising structures and sites across the U.S. Our inventory consists of billboard displays primarily located on the most heavily traveled highways and roadways in top Nielsen Designated Market Areas (“DMAs”), and transit advertising displays operated under exclusive multi-year contracts with municipalities in large cities across the U.S. In total, we have displays in approximately 120 markets across the U.S., including the 25 largest markets in the U.S. Our top market, location-focused portfolio includes sites in and around New York City, Los Angeles and San Francisco, where public spaces can turn into platforms for creativity, connection and cultural relevance. The breadth and depth of our portfolio provides our customers with a range of options to address their marketing objectives by elevating brand influence and credibility through enterprise or commercial brand-building campaigns.

In addition to providing location-based displays, we also focus on delivering mass and targeted audiences to our customers. We believe the continued evolution of out-of-home advertising audience measurement systems, including Geopath and alternative measurement systems, can enhance the value of the out-of-home medium, including transit inventory, by improving audience measurement and enabling more precise demographic and location-based targeting. As part of our investments in our technology platform, we are developing digital out-of-home offerings and capabilities that support full-funnel advertising objectives, including end-to-end campaign processing and automation, research and measurement, and demographic and location-based targeting.

We believe out-of-home continues to be an attractive and trusted form of advertising, as our displays have an IRL presence, are always viewable, and cannot be turned off, skipped, blocked or fast-forwarded. Further, out-of-home advertising can be an effective stand-alone medium, as well as an integral part of a campaign using multiple forms of media (including online, mobile and social media advertising platforms) that bridges commerce, culture and community. We provide our customers with a differentiated advertising solution at an attractive price point relative to other forms of advertising. In addition to leasing displays, we provide other value-added services to our customers, such as pre-campaign category research, consumer insights, print production, creative services and post-campaign tracking and analytics.

We generally (i) own the physical billboard structures on which we display advertising copy for our customers, (ii) hold the legal permits to display advertising thereon and (iii) lease the underlying sites. These lease agreements have terms varying between one month and multiple years, and usually provide renewal options. We estimate that approximately 75% of our billboard structures in the U.S. are “legal nonconforming” billboards, meaning they were legally constructed under laws in effect at the time they were built and remain legal to operate, but could not be constructed under current laws. These structures are often located in areas where it is difficult or not permitted to build additional billboards under current laws, which enhances the value of our portfolio. We have a highly diversified portfolio of advertising sites. As of December 31, 2025, we had approximately 19,100 lease agreements with approximately 17,500 different landlords. A substantial proportion of these lease agreements allow us to abate rent and/or terminate the lease agreement in certain circumstances, which may include when the structure is obstructed, when there is a change in traffic flow and/or when the advertising value of the sign structure is otherwise impaired, providing us with flexibility in renegotiating the terms of our leases with landlords in those circumstances.

We currently manage our operations through two reportable operating segments—(1) Billboard and (2) Transit. Prior to its sale in 2024, our Canadian operations comprised our International operating segment, which did not meet the criteria to be a reportable segment and accordingly, was included in Other. Historical operating results of our Canadian operations are included in Other (see Item 8., Note 20. Segment Information to the Consolidated Financial Statements) through the date of sale. See “—Acquisition and Disposition Activity.”

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

On June 7, 2024, we completed the sale of all of our equity interests in Outdoor Systems Americas ULC and its subsidiaries (the “Transaction”), which held all of the assets of the Company’s outdoor advertising business in Canada (the “Canadian Business”). See “—Acquisition and Disposition Activity.”

Acquisition and Disposition Activity

We regularly evaluate potential acquisitions, ranging from small transactions to larger acquisitions.

On June 7, 2024, the Company completed the sale of the Canadian Business in the Transaction. In connection with the Transaction, the Company received C$410.0 million in cash, subject to certain purchase price adjustments. (See Item 8. Note 14. Acquisitions and Dispositions: Dispositions: Canadian Business.)

For additional information regarding our acquisition and disposition activity, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” and “Item 8. Financial Statements and Supplementary Data.”

Tax Status

Our qualification to be taxed as a REIT is dependent on our ability to meet various complex requirements under the Internal Revenue Code of 1986, as amended (the “Code”), related to, among other things, the sources of our gross income, the composition and values of our assets and the diversity of ownership of our shares. See “Item 1A. Risk Factors—Risks Related to Our Corporate and REIT Structure.” As long as we remain qualified to be taxed as a REIT, we generally will not be subject to U.S. federal income tax on REIT taxable income that we distribute to stockholders. To maintain REIT status, we must meet a number of organizational and operational requirements, including a requirement that we annually distribute to our stockholders at least 90% of our REIT taxable income, determined without regard to the dividends-paid deduction and excluding any net capital gains. This distribution requirement may be satisfied by making distributions to our common stockholders, our preferred stockholders, if any, or a combination of our stockholders. To the extent that we satisfy this distribution requirement and qualify for taxation as a REIT but distribute less than 100% of our REIT taxable income, determined with the above modifications, we will be subject to U.S. federal income tax on our undistributed net taxable income. In addition, we will be subject to a nondeductible 4% excise tax if the amount that we actually distribute to our stockholders in a calendar year is less than a minimum amount specified under U.S. federal tax laws.

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

Growth Strategy

Continue the Digitization of our Portfolio. Increasing the number of digital displays in our prime audience locations is an important element of our organic growth strategy, as digital displays have the potential to attract additional business from both new and existing customers. We believe digital displays are attractive to our customers because they allow for the development of richer and more visually engaging IRL media messaging, provide our customers with the flexibility both to connect with target audiences and to quickly launch new advertising campaigns, and eliminate or greatly reduce print and installation costs. In addition, digital displays enable us to run multiple advertisements on each display. Digital billboard displays generate approximately four to five times more revenue per display on average than comparable traditional static billboard displays. Digital billboard displays also incur, on average, approximately two to four times more costs, including higher variable costs associated with the increase in revenue than comparable traditional static billboard displays. As a result, digital billboard displays generate higher profits and cash flows than comparable traditional static billboard displays.

We have deployed state-of-the-art digital transit displays in connection with several transit franchises we operate. Revenues generated on our network of digital transit displays are generally higher than revenues generated on a comparable portfolio of our static transit displays.

We have incurred significant equipment deployment costs and capital expenditures, and intend to incur significant capital expenditures in the coming years to continue increasing the number of digital displays in our portfolio. Our annual costs with respect to the New York Metropolitan Transportation Authority (the “MTA”) transit franchise will be primarily focused on maintenance of existing MTA display locations for the remainder of the Amended Term (as defined below). See “—Renovation, Improvement and Development” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Drive Revenue Growth Velocity and Brand Expansion. We focus heavily on inventory management and advertising rate to improve average revenue per display (yield) over time across our portfolio of advertising structures and sites. We also focus on brand expansion among new and existing clients and within new and existing industry verticals through the use of dedicated enterprise and commercial sales teams. By carefully managing our pricing on a market-by-market and display-by-display basis, providing value-add IRL brand experiences to clients (including production and creative services), and developing experiential sports marketing and retail media advertising partnerships, we aim to improve profitability.

Consider Strategic Transaction Opportunities. As part of our growth strategy, we frequently evaluate strategic opportunities to acquire or divest businesses, assets or digital technology, directly or in connection with joint ventures (including buy/sell arrangements with joint venture partners) or in connection with other strategic transactions. Consistent with this strategy, we regularly evaluate potential acquisitions, ranging from small transactions to larger acquisitions, which transactions and transaction-related expenses will be funded through cash on hand, additional borrowings, equity or other securities, or some combination thereof. See “—Acquisition and Disposition Activity.” There can be no assurances that any transactions currently being evaluated will be consummated or, if consummated, that such transactions would prove beneficial to us. Further, the scale of our footprint in the U.S. allows us to efficiently manage and optimize our portfolio of advertising structures and sites, and to drive additional revenues and reduce operating costs from acquired billboards. We believe that there is significant opportunity for additional industry consolidation, and we will evaluate strategic transaction opportunities on a case-by-case basis.

Investing in Advanced Advertising Technology and Data Tools. We believe the continued evolution of the out-of-home advertising audience measurement systems, including Geopath and alternative measurement systems, can enhance the value of the out-of-home medium, including transit inventory, by improving audience measurement and enabling more precise demographic and location-based targeting. As part of our investments in our technology platform, we plan to develop digital out-of-home offerings and capabilities that support full-funnel advertising objectives, which may include end-to-end campaign processing and automation, research and measurement, and demographic and location-based targeting. We have also added attribution solutions for advertisers seeking to measure key performance indicators and campaign outcomes. By providing standardized audience measurement metrics and overlaying increasingly available and reliable third-party data and attribution, we can help advertisers plan, target, and measure effective out-of-home campaigns across both static and digital displays. Further, we believe the use of programmatic and direct sale advertising platform technologies in the out-of-home advertising industry will increase, which will present a revenue growth opportunity for us. Programmatic and direct sale advertising platforms allow out-of-home advertising companies to lease displays to customers at competitive rates through an online bidding process or through a direct sale process, and we have pursued, and continue to pursue, strategic opportunities to increase our participation in these platforms.

Our Portfolio of Outdoor Advertising Structures and Sites

Diversification by Customer

For the year ended December 31, 2025, no individual customer represented more than 2% of total Billboard and Transit revenues. Therefore, we do not consider detailed information about any individual customer to be meaningful.

Diversification by Industry

The following table sets forth information regarding the diversification of total Billboard and Transit revenues earned among different industries for 2025, 2024 and 2023. For 2025, as a result of our diverse base of customers in the U.S., no single industry contributed more than 18% of our total Billboard and Transit revenues.

	Percentage of Total Billboard and Transit Revenues for the Year Ended December 31,
Industry	2025	2024	2023
Entertainment	18%	18%	20%
Retail	11	12	11
Legal Services/Lawyers	10	8	7
Health/Medical	8	9	9
Technology	7	7	6
Financial	5	4	3
Travel	4	3	4
Restaurants	4	4	5
Education	4	4	4
Consumer Packaged Goods	4	4	4
Utilities	3	3	3
Government/Political	3	3	3
Automotive	3	4	4
Alcohol	3	3	3
Real Estate	2	2	2
Non-Profit	2	2	2
Insurance	2	2	2
Miscellaneous Service Providers	4	4	4
Other(a)	3	4	4
Total	100%	100%	100%
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

	Percentage of Total Revenues for the Year Ended December 31, 2025			Number of Displays as of December 31, 2025(a)
Location (Metropolitan Area)	Billboard	Transit	Total(b)	Billboard Displays	Transit Displays	Total Displays	Percentage of Total Displays
New York, NY	8%	61%	21%	278	309,375	309,653	56%
Los Angeles, CA	14	7	12	3,702	47,607	51,309	9
Miami, FL	7	6	6	906	20,634	21,540	4
State of New Jersey	5	<1	4	3,304	—	3,304	1
San Francisco, CA	4	4	4	983	15,797	16,780	3
Houston, TX	4	1	3	1,045	176	1,221	<1
Chicago, IL	4	1	3	1,151	9,833	10,984	2
Boston, MA	2	6	3	275	41,670	41,945	8
Detroit, MI	4	<1	3	1,708	—	1,708	<1
Dallas, TX	4	1	3	682	453	1,135	<1
Atlanta, GA	4	<1	3	1,689	—	1,689	<1
Washington D.C.	<1	10	3	20	47,160	47,180	9
Tampa, FL	3	<1	3	1,235	12	1,247	<1
Orlando, FL	3	<1	2	1,110	17	1,127	<1
Phoenix, AZ	2	1	2	1,218	1,490	2,708	1
All other United States(c)	32	2	25	18,934	20,413	39,347	7
Other(b)	—	—	<1	—	—	—	—
Total	100%	100%	100%	38,240	514,637	552,877	100%

Total revenues (in millions)	$1,391.4	$431.2	$1,831.7
(a)All displays, including those reserved for transit agency use.
(b)Includes revenues from third-party digital equipment sales.
(c)No single location (metropolitan area) in “All other United States” individually represents more than 2% of total revenues.

The New York and Los Angeles metropolitan areas contributed 57% and 8%, respectively, of total transit revenues in 2024 and 52% and 9%, respectively, of total transit revenues in 2023. Los Angeles contributed 15% of total billboard revenues in each of 2024 and 2023. New York contributed 9% of total billboard revenues in 2024 and 10% in 2023. For additional information regarding revenues for our billboard displays and transit displays by segment, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data.”

Renovation, Improvement and Development

The following table sets forth information regarding our digital displays.

	Digital Revenues (in millions) for the Year Ended			Number of Digital Displays(a) as of
Location	Digital Billboard	Digital Transit	Total Digital Revenues	Digital Billboard Displays	Digital Transit Displays	Total Digital Displays
December 31, 2025:
United States	$434.3	$214.8	$649.1	1,928	29,493	31,421

December 31, 2024:
United States	$436.9	$164.8	$601.7	1,935	28,388	30,323
Canada(b)	11.5	1.1	12.6	—	—	—
Total	$448.4	$165.9	$614.3	1,935	28,388	30,323

December 31, 2023:
United States	$409.5	$143.7	$553.2	1,874	21,593	23,467
Canada(b)	32.2	2.9	35.1	317	101	418
Total	$441.7	$146.6	$588.3	2,191	21,694	23,885
(a)Digital display amounts include 6,505 displays reserved for transit agency use in 2025, 6,089 in 2024 and 4,980 in 2023. Our number of digital displays is impacted by acquisitions, dispositions, management agreements, the net effect of new and lost billboards, and the net effect of won and lost franchises in the period.
(b)On June 7, 2024, we completed the sale of the Canadian Business in the Transaction. (See Item 8., Note 14. Acquisition and Dispositions: Dispositions to the Consolidated Financial Statements).

Most of our non-maintenance capital expenditures are directed towards new revenue-generating projects, such as the conversion of traditional static billboard displays to digital, the building of new digital displays and the enhancement of our billboard structures to enable us to charge premium rates. We have deployed state-of-the-art digital transit displays in connection with several transit franchises we operate. We intend to incur significant capital expenditures in coming years to continue increasing the number of digital displays in our portfolio. See “—Growth Strategy.”

We built or converted 103 digital billboard displays in the U.S. in 2025, compared to 89 digital billboard displays in the U.S. in 2024, and 84 digital billboard displays in the U.S. in 2023. Additionally, we entered into marketing arrangements to sell advertising on 21 third-party digital billboard displays in the U.S. in 2025, compared to 21 third-party digital billboard displays in the U.S. in 2024 and 46 third-party digital billboard displays in the U.S. in 2023.

We built, converted or replaced 1,170 digital transit and other displays in the U.S. in 2025, and 6,664 digital transit and other displays in the U.S. in 2024. Our total number of digital displays is impacted by acquisitions, dispositions, management agreements and the net effect of new and lost billboards and the net effect of won and lost franchises.

As of December 31, 2025, our average initial investment required for a digital billboard display is approximately $260,000.

We routinely invest capital in the maintenance and repair of our billboard and transit structures. This includes safety initiatives and replaced displays, as well as new billboard components such as panels, sections, catwalks, lighting and ladders. Our maintenance capital expenditures were $30.6 million in 2025, $21.7 million in 2024 and $30.2 million in 2023. Maintenance capital expenditures also include spending on software and technology, and office facilities renovations.

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

Our transit businesses involve periodically obtaining and renewing contracts with municipalities and other governmental entities. All of these contracts have fixed terms, are typically terminable for convenience at the option of the governmental entity (other than with respect to the MTA), and generally provide for payments to the governmental entity based on a percentage of the revenues generated under the contract and/or a guaranteed minimum annual payment, and some may require us to incur capital expenditures. When these contracts expire, we generally must participate in highly competitive bidding processes in order to obtain or renew contracts. For further information about municipal transit contracts, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Our People

As of December 31, 2025, we had a total of 1,986 employees. As of December 31, 2025, 788 employees were sales and sales-related personnel. As of December 31, 2025, 1,981, or 99.7%, of our employees were full-time employees and five, or 0.3%, were part-time employees. Some of these employees are represented by labor unions and are subject to collective bargaining agreements.

Hiring, developing and retaining employees is important to our business. As our business grows, we place a priority on helping our employees build both their skills and careers. We provide regular and ongoing employee development and training, through among other things, our annual performance review process, and employee trainings in consultative selling, technology, safety, compliance, management and leadership skills. We also recognize the efforts of our employees with a variety of equity, cash and non-cash awards.

We continually monitor our employee turnover rates. In 2025, we experienced higher total employee turnover of 19% compared to 12% in 2024, and 13% in 2023. The increase in employee turnover rates in 2025 was primarily due to a restructuring and reduction in force plan, completed in June 2025, intended to achieve the Company’s strategic goals of increasing sales demand, enhancing customer experience, optimizing internal cost efficiencies, and realigning its organization. Voluntary turnover increased slightly in 2025 compared to 2024, and decreased in 2024 compared to 2023.

Culture and Inclusion

We are committed to promoting an inclusive working environment. Inclusion is a core value and driver of our business that we believe positions our employees to reach their full potential and contribute to our collective success. We believe that in order to effectively connect diverse audiences across markets, we need a workforce that reflects the diversity of the communities we represent and in which we operate. Our commitment to inclusive collaboration is reflected in the work of our Culture & Inclusion Advisory Council and seven active employee resource groups (“ERGs”). Together, they lead our Culture & Inclusion program, which is designed to foster a workplace culture that embraces collaboration, respect, and opportunity for all employees. Through ERGs, professional development initiatives, thought-provoking and inclusive events, speaker series and internship programs, we aim to strengthen connections, support career growth, and cultivate a sense of belonging across the organization.

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

We take the health and safety of our employees very seriously. Our safety programs are developed, managed, and enforced by our National Safety Council, which consists of our operations senior leadership and risk management team, licensed and certified safety professionals, and technical experts. Our comprehensive training program is another essential aspect to promoting the safety of our employees. We require all our field operations team members to participate in an extensive training process, which we reinforce with trainings throughout the year. Additionally, all of our company-owned vehicles have been installed with telematic monitoring systems. This allows us to proactively monitor, coach, and improve our employees’ driving behaviors, and facilitates defensive driving practices, which in turn, should create a safer environment for our employees and the people in the markets we serve, along with mitigating our insurance costs.

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

A number of federal, state and local governments in the U.S. have implemented, or introduced legislation to impose, taxes (including taxes on revenues from outdoor advertising or for the right to use outdoor advertising assets), fees and registration requirements in an effort to decrease or restrict the number of outdoor advertising structures and sites or raise revenues, or both. Several jurisdictions have already imposed taxes based on a percentage of our outdoor advertising revenue in those jurisdictions. In addition, some jurisdictions have taxed our personal property and leasehold interests in outdoor advertising locations using various other valuation methodologies. We expect federal, state and local governments in the U.S. to continue to try to impose such laws as a way of increasing their revenue and restricting outdoor advertising.

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

As the owner or operator of various real properties, sites and facilities, we must comply with various federal, state and local environmental, health and safety laws and regulations in the U.S. We and our properties are subject to such laws and regulations related to the use, storage, disposal, emission and release of hazardous and nonhazardous substances and employee health and safety. Historically, with the exception of safety upgrades, we have not incurred significant expenditures to comply with these laws.

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

Financing and Leverage Policy

We may, when appropriate, employ leverage and use debt as a means to finance growth in our business, refinance existing debt, provide additional funds to distribute to stockholders, and/or for corporate purposes. The Company, along with its wholly-owned subsidiaries, Outfront Media Capital LLC and Outfront Media Capital Corporation (together, the “Borrowers”), and other guarantor subsidiaries party thereto, are parties to a credit agreement, dated as of September 24, 2025 (the “Credit Agreement”), pursuant to which the Borrowers may borrow funds under a $500.0 million revolving credit facility, which matures in 2030 (the “Revolving Credit Facility”) and have incurred outstanding indebtedness of $500.0 million under a term loan due in 2032 (the “Term Loan,” together with the Revolving Credit Facility, the “Senior Credit Facilities”). Since 2014, the Borrowers have also been parties to agreements governing our standalone letter of credit facilities. As of December 31, 2025, we had issued letters of credit totaling approximately $67.2 million under our aggregate $81.0 million standalone letter of credit facilities. Additionally, since 2014, the Borrowers have issued senior notes in several private placement transactions and redeemed certain of these senior notes. As of December 31, 2025, of the senior notes issued by the Borrowers, $650.0 million aggregate principal amount of 5.000% Senior Unsecured Notes due 2027 (the “2027 Notes”), $500.0 million aggregate principal amount of 4.250% Senior Unsecured Notes due 2029 (the “2029 Notes”), $500.0 million aggregate principal amount of 4.625% Senior Unsecured Notes due 2030 (the “2030 Notes”) and $450.0 million aggregate principal amount of 7.375% Senior Secured Notes due 2031 (the “2031 Notes,” and collectively with the 2027 Notes, the 2029 Notes and the 2030 Notes, the “Notes”) remain outstanding. In addition, as of December 31, 2025, we have a $150.0 million revolving accounts receivable securitization facility (the “AR Facility”), which terminates in 2027, unless further extended. We have, and from time to time we may, draw funds from the Revolving Credit Facility and/or the AR Facility or other credit facilities that we may establish for specific or general corporate purposes, subject to borrowing capacities available under these facilities. For more information, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

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

Company Securities Policies

In the future, we may issue debt securities (including senior securities), offer common stock, preferred stock, convertible securities or options to purchase common stock in exchange for property, and/or repurchase or otherwise reacquire our common stock or other securities in the open market or otherwise. Except in connection with the Notes, stock dividends and similar transactions, and stock-based employee compensation, in the past four years, we have not offered or issued debt securities, common stock, preferred stock, convertible securities, options to purchase common stock or any other securities in exchange for property or any other purpose. Our charter authorizes us to issue additional authorized but unissued shares of common or preferred stock. In addition, our charter permits a majority of our entire board of directors to, without common stockholder approval, amend our charter to increase or decrease the aggregate number of shares of stock or the number of shares of stock of any class or series that we have authority to issue. We have not engaged in trading, underwriting or agency distribution or sale of securities of other issuers and do not intend to do so.

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

We derive our revenues from providing advertising space to customers on out-of-home advertising structures and sites. A decline in the economic prospects of advertisers, the economy in general or the economy of any individual geographic market or industry, particularly a market or industry in which we conduct substantial business and derive a significant portion of our revenues, such as the New York and Los Angeles metropolitan areas, and the entertainment, retail and legal services/lawyers industries, could alter current or prospective advertisers’ spending priorities. See “Item 1. Business—Our Portfolio of Outdoor Advertising Structures and Sites.” In addition, disasters, acts of terrorism, disease outbreaks and pandemics (such as the COVID-19 pandemic and related restrictions), hostilities, wars, political uncertainty (such as government shutdowns), changes in governmental fiscal and trade policies (such as tariffs), industry shutdowns or slowdowns (including due to labor strikes), extraordinary weather events (such as hurricanes and wildfires), power outages, technological changes and shifts in market demographics and transportation patterns (including reductions in foot traffic, roadway traffic, commuting, transit ridership and overall target audiences due to remote work, safety concerns or otherwise) caused by the foregoing or otherwise, may (i) interrupt our ability to build, deploy, and/or display advertising on, advertising structures and sites; (ii) delay our ability to develop and enhance our products and services; (iii) reduce or curtail our customers’ advertising expenditures and overall demand for our services; (iv) increase the volatility of our customers’ advertising expenditure patterns from period-to-period through short-notice purchases, purchase deferrals, purchase cancellations or otherwise; (v) extend delays in the collection of certain earned advertising revenues from our customers; (vi) limit our access to the capital markets and the leveraged finance markets on reasonable pricing or other terms or at all; and (vii) cause us to fail to satisfy our contractual obligations and/or need to seek relief from our contractual obligations that we may be unable to receive from our counterparties, any of which could have a material adverse effect on our business, financial condition and results of operations. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

The outdoor advertising industry is subject to governmental regulation and enforcement at the federal, state and local levels in the U.S. These regulations have a significant impact on the outdoor advertising industry and our business. See “Part I, Item 1. Business—Regulation.” If there are changes in laws and regulations affecting outdoor advertising at any level of government (including by modification, replacement or invalidation in response to third party legal challenges, competitor lobbying efforts or otherwise), if there are changes or inconsistencies in the enforcement of regulations or if there are allegations of noncompliance with laws or regulations that we are unable to resolve, our structures and sites could be subject to removal or modification and/or prevailing competitive conditions in our markets could be affected in a variety of ways, which could have an adverse effect on our business, financial condition and results of operations. Further, if we are unable to obtain acceptable arrangements or compensation in circumstances in which our structures and sites are subject to removal or modification, it could have an adverse effect on our business, financial condition and results of operations. In addition, governmental regulation and enforcement of advertising displays, especially digital advertising displays, may limit our ability to install new advertising displays, restrict advertising displays to governmentally controlled sites or permit the installation of advertising displays in a manner that could benefit our competitors disproportionately, any of which could have an adverse effect on our business, financial condition and results of operations. Further, as digital advertising displays are introduced into the market on a large scale, new or revised regulations could impose specific restrictions on the installation or use of digital advertising displays.

Operating our digital display platform may be more difficult, costly or time consuming than expected and the anticipated benefits may not be fully realized.

The success of the digital display platform we provide to our customers and partners through deployment and maintenance of digital advertising displays, enhancements to our digital advertising displays, and the use and development of programmatic, direct sale and other advertising platform technologies (including artificial intelligence-assisted tools), and the realization of any anticipated benefits, will depend, in part, on our ability to deliver and demonstrate the value-added capabilities of our digital display platform to our customers and partners, in a timely manner and in satisfaction of our contractual obligations. If we fail to satisfy our contractual obligations and any such failures cannot be resolved, and/or the digital display platform that we provide to our customers and partners do not meet their expectations or are found to be defective, or if we are unable to realize the anticipated benefits of these products due to reduced market demand for these products or digital advertising generally (including as a result of technological changes, competition, shifts in market demographics and transportation patterns or otherwise), then we may incur financial liability, which could have an adverse effect on our business, financial condition and results of operation.

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

Further, we rely on third parties to manufacture, transport and install digital displays, and provide and support programmatic, direct sale and other advertising platform technologies (including artificial intelligence-assisted tools) for our digital display inventory, and if we are not able to engage third parties on reasonable pricing or other terms due to insufficient capacity or plant closures of a particular manufacturer, market-wide supply shortages, labor shortages, logistics disruptions, software issues, inflationary price increases, trade policy changes (such as tariffs) or otherwise, or if the third parties that we do engage fail to meet their obligations to us, whether due to external events beyond anyone’s control or otherwise, we may be unable to operate our digital display platform in an effective manner or at all, and may fail to satisfy our contractual obligations, which could have an adverse effect on our business, financial condition and results of operations.

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

Further, we face the risk of claims that we have infringed third parties’ intellectual property rights with respect to our digital display platform, digital displays and/or any other new products or services we develop, which could be expensive and time consuming to defend, could require us to alter our digital display platform, digital displays and/or any new products or services, prevent us from selling advertising on and/or using our digital display platform, digital displays and/or any new products or services, and/or could require us to pay license, royalty or other fees to third parties in order to continue using our digital display platform, digital displays and/or any new products or services.

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

Restrictions on outdoor advertising of certain products, services or other content are or may be imposed by federal, state and local laws and regulations, as well as contracts with municipalities and transit franchise partners. For example, certain classes and types of tobacco products have been effectively banned from outdoor advertising in all of the jurisdictions in which we currently do business. In addition, state and local governments in some cases limit outdoor advertising of alcohol, which represented 3% of our total revenues from our Billboard and Transit segments in 2025, 3% in 2024 and 3% in 2023. Further, certain municipalities and transit franchise partners limit issue-based outdoor advertising. Content-based restrictions could cause a reduction in our revenues from leasing advertising space on outdoor advertising displays that display such advertisements and a simultaneous increase in the available space on the existing inventory of displays in the outdoor advertising industry, which could have an adverse effect on our business, financial condition and results of operations.

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

We frequently evaluate strategic opportunities both within and outside our existing lines of business. We expect from time to time to pursue additional acquisitions of businesses and/or assets and other strategic transactions, including technology investments, and/or the disposition of certain businesses and/or assets. These acquisitions or transactions could be material, and involve numerous risks, including:

•acquisitions or other strategic transactions may prove unprofitable and/or fail to generate anticipated cash flows or gains;
•integrating acquired businesses and/or assets or entering into other strategic transactions may be more difficult, costly or time consuming than expected and the anticipated benefits and costs savings of such acquisitions or transactions may not be fully realized, for example:
◦we may need to recruit additional senior management and other employees, and we cannot be assured that senior management of acquired businesses and/or assets will continue to work for us, and we cannot be certain that our recruiting efforts will succeed;
◦unforeseen difficulties could divert significant time, attention and effort from management that could otherwise be directed at developing existing business;
◦we may encounter difficulties expanding corporate infrastructure to facilitate the integration of our operations and systems with those of acquired businesses and/or assets or strategic partners, which may cause us to lose the benefits of any expansion; and/or
◦we may lose billboard leases, franchises or advertisers in connection with such acquisitions or transactions, which could disrupt our ongoing businesses;
•we may not be aware of all of the risks associated with any acquired businesses and/or assets or other strategic transactions and certain of our assumptions with respect to these acquisitions or transactions may prove to be inaccurate, which could result in unexpected litigation or regulatory exposure, unfavorable accounting treatment, unexpected increases in taxes due, a loss of anticipated tax benefits or other adverse effects on our business, operating results or financial condition;
•we may not be able to obtain financing necessary to fund potential acquisitions or strategic transactions;

•we may face increased competition for potential acquisitions or strategic transactions from other companies, some of which may have greater financial resources than we do, which may result in higher prices for those businesses and assets;
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

Many governments, regulators, investors, employees, customers and other stakeholders are increasingly focused on environmental, social and governance considerations relating to businesses, including climate change and greenhouse gas emissions, human capital and diversity. We make statements about our environmental, social and governance goals and initiatives through information provided on our website, press statements and other communications, including our proxy statement. Responding to these environmental, social and governance considerations and implementation of these goals and initiatives involves risks and uncertainties and requires ongoing investments. The success of our goals and initiatives may be impacted by factors that are outside our control. In addition, some stakeholders may disagree with our goals and initiatives and the focus and views of stakeholders may change and evolve over time and vary by the jurisdictions in which we operate. Any failure, or perceived failure, by us to achieve our goals, further our initiatives, adhere to our public statements, comply with federal, state or local environmental, social and governance laws and regulations, or meet evolving and varied stakeholder expectations and views could have an adverse effect on our business, financial condition, results of operations and stock price.

Risks Related to Our Indebtedness

We have substantial indebtedness that could adversely affect our financial condition.

As of December 31, 2025, we had total indebtedness of approximately $2.6 billion (consisting of the Term Loan and the Notes with outstanding aggregate principal balances of $500.0 million and $2.1 billion, respectively), undrawn commitments under the Revolving Credit Facility of $500.0 million, excluding $5.1 million of letters of credit issued against the Revolving Credit Facility, and $150.0 million borrowing capacity remaining under the AR Facility. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

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

Borrowings under the Senior Credit Facilities and the AR Facility are at variable rates of interest and expose us to interest rate risk. If interest rates increase, as we have experienced historically, our debt service obligations on the variable rate indebtedness will increase even though the amount borrowed remains the same, and our net income and cash flows will correspondingly decrease. At our level of indebtedness, as of December 31, 2025, a 1/4% change in interest rates on our variable rate Term Loan would have resulted in a $1.3 million change in annual estimated interest expense. Our aggregate annual estimated interest expense will increase if we make any borrowings under our Revolving Credit Facility. We have, and may in the future, enter into interest rate swaps that involve the exchange of floating for fixed rate interest payments in order to reduce future interest rate volatility. However, we may not elect to maintain such interest rate swaps with respect to any of our variable rate indebtedness, and any swaps we enter into may not fully mitigate our interest rate risk.

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

Distributions that we may make will be authorized and determined by our board of directors in its sole discretion out of funds legally available. The availability, amount, timing and frequency of distributions will be at the sole discretion of our board of directors, and will be declared based upon various factors, including, but not limited to: our results of operations, our financial condition and our operating cash inflows and outflows, including capital expenditures and acquisitions; future taxable income; our REIT distribution requirements (which may be satisfied by making distributions to our common stockholders, our preferred stockholders, if any, or a combination of our stockholders); limitations contained in our debt instruments (such as restrictions on distributions in excess of the minimum amount required to maintain our status as a REIT and on the ability of our subsidiaries to distribute cash to the Company); debt service requirements; limitations on our ability to use cash generated in the TRSs to fund distributions; and applicable law. We may need to increase our borrowings in order to fund our intended distributions. See “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Dividend Policy,” “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources,” “—Risks Related to Our Corporate and REIT Structure—Our board of directors has the power to cause us to issue additional shares of stock without common stockholder approval,” and “—Despite our substantial indebtedness level, we and our subsidiaries may be able to incur substantially more indebtedness, including secured indebtedness. This could further exacerbate the risks to our financial condition described above.”

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

For example, we previously issued and sold convertible preferred stock, which ranked senior to our common stock with respect to dividend rights and rights on the distribution of assets on any voluntary or involuntary liquidation, dissolution or winding up of our affairs. As of December 31, 2025, no shares of preferred stock remained outstanding. Further, our REIT distribution requirement may be satisfied by making distributions to our common stockholders, our preferred stockholders or a combination of our stockholders. See “—REIT distribution requirements could adversely affect our ability to execute our business plan.”

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

To maintain REIT status, we must meet a number of organizational and operational requirements, including a requirement that we annually distribute to our stockholders at least 90% of our REIT taxable income, determined without regard to the dividends-paid deduction and excluding any net capital gains. This distribution requirement may be satisfied by making distributions to our common stockholders, our preferred stockholders, if any, or a combination of our stockholders. To the extent that we satisfy this distribution requirement and qualify for taxation as a REIT but distribute less than 100% of our REIT taxable income, determined without regard to the dividends-paid deduction and including any net capital gains, we will be subject to federal, state and local income taxes on our undistributed net taxable income. In addition, we will be subject to a nondeductible 4% excise tax if the amount that we actually distribute to our stockholders in a calendar year is less than a minimum amount specified under U.S. federal tax laws.

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

To remain qualified to be taxed as a REIT for federal, state and local income tax purposes, we must ensure that, at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and “real estate assets” (as defined in the Code), including certain mortgage loans and securities. The remainder of our investments (other than government securities, qualified real estate assets and securities issued by a TRS) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our total assets (other than government securities, qualified real estate assets and securities issued by a TRS) can consist of the securities of any one issuer, and no more than 20% of the value of our total assets can be represented by securities of one or more TRSs for the taxable year ending December 31, 2025, and may not represent more than 25% of the value of a REIT’s total assets for the taxable year ending December 31, 2026, and subsequent years. If we fail to comply with these requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. As a result, we may be required to liquidate or forgo otherwise attractive investments or business opportunities. These actions could have the effect of reducing our income and amounts available for distribution to holders of our common stock.

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

The net income of our TRSs is not required to be distributed to us, and income that is not distributed to us generally will not be subject to the REIT income distribution requirement. However, there may be limitations on our ability to accumulate earnings in our TRSs and the accumulation or reinvestment of significant earnings in our TRSs could result in adverse tax treatment. In particular, if the accumulation of cash in our TRSs causes the fair market value of our securities in our TRSs and certain other non-qualifying assets to exceed 20% of the fair market value of our assets for the taxable year ending December 31, 2025, and to exceed 25% of the fair market value of our assets for the taxable year ending December 31, 2026, and subsequent years, we would fail to remain qualified to be taxed as a REIT for federal, state and local income tax purposes.

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

Under the Cybersecurity Program, systems and networks under Company control are monitored for anomalies using various security tools (including artificial intelligence-assisted tools) that identify potential cybersecurity threats and alert the Company’s internal cybersecurity team to suspicious activity. If a potential cybersecurity incident is identified, it is investigated by the Company’s internal cybersecurity team (including the Company’s Chief Information Security Officer and Senior Director, Cybersecurity (together, the “CISO”) to assess whether a cybersecurity incident has occurred, its severity and the risk involved, in accordance with internal processes and procedures and the Company’s incident response plan. The CISO is responsible for management of these cybersecurity processes, and reports to the Company’s Chief Information Officer (the “CIO”), who reports to the Company’s Chief Technology Officer (the “CTO”). The CISO and CIO will receive input from, and coordinate with, the CTO and the Company’s Chief Privacy Officer (the “CPO”), as necessary. If a cybersecurity incident is discovered, it must be reported by the CIO and the CISO to the Company’s senior management, including the CTO, the Company’s Chief Financial Officer and the Company’s General Counsel for further assessment regarding scope, mitigation, remediation and disclosure obligations, as applicable. The audit committee of our board of directors oversees the Company’s information security and cybersecurity risks, compliance and protections, and receives quarterly cybersecurity updates from the CISO and CIO (with input from the CTO and the CPO, as appropriate) and results of the Company’s incident response plan testing at least annually.

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

Holders

As of February 25, 2026, we had 146 holders of record of our common stock.

Dividend Policy

To maintain REIT status, we must annually distribute to our stockholders at least 90% of our REIT taxable income, determined without regard to the dividends-paid deduction and excluding any net capital gains. This distribution requirement may be satisfied by making distributions to our common stockholders, our preferred stockholders, if any, or a combination of our stockholders. To the extent that we satisfy this distribution requirement and qualify for taxation as a REIT but distribute less than 100% of our REIT taxable income, determined with the above modifications, we will be subject to U.S. federal income tax on our undistributed net taxable income. In addition, we will be subject to a nondeductible 4% excise tax if the amount that we actually distribute to our stockholders in a calendar year is less than a minimum amount specified under U.S. federal tax laws. See “Item 1. Business—Tax Status.”

Distributions that we may make will be authorized and determined by our board of directors in its sole discretion out of funds legally available. The availability, amount, timing and frequency of distributions will be at the sole discretion of our board of directors, and will be declared based upon various factors, including, but not limited to: our results of operations, our financial condition and our operating cash inflows and outflows, including capital expenditures and acquisitions; future taxable income; our REIT distribution requirements (which may be satisfied by making distributions to our common stockholders, our preferred stockholders, if any, or a combination of our stockholders); limitations contained in our debt instruments (such as restrictions on distributions in excess of the minimum amount required to maintain our status as a REIT and on the ability of our subsidiaries to distribute cash to the Company); debt service requirements; limitations on our ability to use cash generated in the TRSs to fund distributions; and applicable law. See “Item 1A. Risk Factors,” “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” and “Item 8. Financial Statements and Supplementary Data.” We may need to increase our borrowings in order to fund our intended distributions. We expect that our distributions may exceed our net income, due, in part, to noncash expenses included in net income (loss).

We anticipate that our distributions generally will be taxable as ordinary income to our stockholders, although we may designate a portion of the distributions as qualified dividend income or capital gain dividends or a portion of the distributions may constitute a return of capital or be taxable as capital gain. We furnish annually to each of our stockholders a statement setting forth distributions paid during the preceding year and their characterization as ordinary income dividends, return of capital, qualified dividends, income or capital gain dividends or non-dividend distributions. Approximately 90.0% of the dividends we distributed in 2025 should be considered ordinary income by our stockholders for tax purposes and approximately 10.0% should be considered a return of capital.

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

The performance graph assumes $100 invested on December 31, 2020, in OUTFRONT Media Inc.’s common stock, Lamar Advertising Company’s common stock, Clear Channel Outdoor Holdings, Inc.’s common stock, the S&P 500, the S&P 500 Media Industry Index, and the FTSE NAREIT All Equity REITs Index, including the reinvestment of dividends, through the calendar year ended December 31, 2025.

Performance Graph

$220
$200
$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
12/31/20
12/31/21
12/31/22
12/31/23
12/31/24
12/31/25
OUTFRONT Media Inc.
Lamar Advertising Company
Clear Channel Outdoor Holdings, Inc.
S&P 500
S&P 500 Media Industry Index
FTSE NAREIT All Equity REITs Index

	Dec. 31, 2020	Dec. 31, 2021	Dec. 31, 2022	Dec. 31, 2023	Dec. 31, 2024	Dec. 31, 2025
OUTFRONT Media Inc.	$100.00	$138.21	$90.66	$83.42	$117.36	$165.90
Lamar Advertising Company	100.00	151.31	124.11	147.18	176.61	193.66
Clear Channel Outdoor Holdings, Inc.	100.00	200.61	63.64	110.30	83.03	133.94
S&P 500	100.00	128.71	105.40	133.10	166.40	196.16
S&P 500 Media Industry Index(a)	100.00	100.34	70.25	84.65	78.77	64.71
FTSE NAREIT All Equity REITs Index	100.00	141.30	106.05	118.09	123.90	126.71

(a)As of December 31, 2025, the S&P 500 Media Industry Index consists of the following companies: Charter Communications, Inc.; Fox Corporation; News Corporation; Omnicom Group Inc; Paramount Skydance Corporation; and Trade Desk, Inc..

Unregistered Sales of Equity Securities

None.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with our historical consolidated financial statements and the notes thereto in “Item 8. Financial Statements and Supplementary Data.” This MD&A contains forward-looking statements that involve numerous risks and uncertainties. The forward-looking statements are subject to a number of important factors, including, but not limited to, those factors discussed in “Item 1A. Risk Factors” and the “Cautionary Statement Regarding Forward-Looking Statements” section of this Annual Report on Form 10-K, that could cause our actual results to differ materially from the results described herein or implied by such forward-looking statements. Management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2024, as compared to the year ended December 31, 2023, is included in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the Securities and Exchange Commission (the “SEC“) on February 28, 2025.

Overview

OUTFRONT Media is a real estate investment trust (“REIT”) that provides advertising space (“displays”) on out-of-home advertising structures and sites in the United States (the “U.S.”), enabling advertisers to engage with audiences in high-impact in-real-life (“IRL”) moments and environments. We currently manage our operations through two reportable operating segments—(1) Billboard and (2) Transit. Prior to its sale in 2024, our Canadian operations comprised our International operating segment, which did not meet the criteria to be a reportable segment and accordingly, was included in Other. Historical operating results of our Canadian operations are included in Other (see Item 8., Note 20. Segment Information to the Consolidated Financial Statements) through the date of sale.

On June 7, 2024, we sold all of our equity interests in Outdoor Systems Americas ULC and its subsidiaries (the “Transaction”), which held all of the assets of the Company’s outdoor advertising business in Canada (the “Canadian Business”). (See Item 8., Note 14. Acquisitions and Dispositions: Dispositions: Canadian Business to the Consolidated Financial Statements).

Business

We are one of the largest providers of advertising space on out-of-home advertising structures and sites across the U.S. Our inventory consists of billboard displays primarily located on the most heavily traveled highways and roadways in top Nielsen Designated Market Areas (“DMAs”), and transit advertising displays operated under exclusive multi-year contracts with municipalities in large cities across the U.S. In total, we have displays in approximately 120 markets across the U.S., including the 25 largest markets in the U.S. Our top market, location-focused portfolio includes sites in and around New York City, Los Angeles and San Francisco, where public spaces can turn into platforms for creativity, connection and cultural relevance. The breadth and depth of our portfolio provides our customers with a range of options to address their marketing objectives by elevating brand influence and credibility through enterprise or commercial brand-building campaigns.

In addition to providing location-based displays, we also focus on delivering mass and targeted audiences to our customers. We believe the continued evolution of out-of-home advertising audience measurement systems, including Geopath and alternative measurement systems, can enhance the value of the out-of-home medium, including transit inventory, by improving audience measurement and enabling more precise demographic and location-based targeting. As part of our investments in our technology platform, we are developing digital out-of-home offerings and capabilities that support full-funnel advertising objectives, including end-to-end campaign processing and automation, research and measurement, and demographic and location-based targeting.

We believe out-of-home continues to be an attractive and trusted form of advertising, as our displays have an IRL presence, are always viewable, and cannot be turned off, skipped, blocked or fast-forwarded. Further, out-of-home advertising can be an effective stand-alone medium, as well as an integral part of a campaign using multiple forms of media (including online, mobile and social media advertising platforms) that bridges commerce, culture and community. We provide our customers with a differentiated advertising solution at an attractive price point relative to other forms of advertising. In addition to leasing displays, we provide other value-added services to our customers, such as pre-campaign category research, consumer insights, print production, creative services and post-campaign tracking and analytics.

Economic Environment

Our revenues and operating results are sensitive to fluctuations in advertising expenditures, general economic conditions and other external events beyond our control, such as supply chain disruptions, inflationary price increases, changes in governmental fiscal and trade policies (such as tariffs), pandemics (such as the COVID-19 pandemic), industry shutdowns or slowdowns (including due to labor strikes), extraordinary weather events (such as hurricanes and wildfires), and shifts in market demographics and transportation patterns (including reductions in foot traffic, roadway traffic, commuting, transit ridership and overall target audiences due to remote work, safety concerns or otherwise), among other things. These sensitivities may adversely impact our revenues and operating results on a consolidated basis and/or may have a disproportionate adverse impact on our Transit segment.

We rely on third parties to manufacture, transport and install our digital displays, and provide and support programmatic, direct sale and other advertising platform technologies (including artificial intelligence-assisted tools) for our digital display inventory. Historically, we have experienced delays and price increases with respect to certain of our digital displays due to external events beyond our control. If we experience delays and/or price increases in the future, it could have an adverse effect on our business, financial condition and results of operations.

Historically, we have experienced inflationary increases with respect to some of our posting, maintenance and other expenses, some of our corporate expenses, and our interest expense. Our billboard property lease expenses and transit franchise expenses have been less impacted by inflation due to the long-term nature of most of our operating leases and transit franchise agreements. However, our transit franchise agreements that contain inflationary price adjustments may cause increases in our transit franchise expenses over the remaining terms of the agreements. Though the Company cannot reasonably estimate the full impact of inflationary increases on our business, financial condition and results of operations at this time, a portion of these increases may be fully or partially offset by increases in advertising rates on our displays and cost efficiencies.

On June 23, 2025, we announced a restructuring and reduction in force plan (the “Plan”) intended to achieve the Company’s strategic goals of increasing sales demand, enhancing customer experience, optimizing internal cost efficiencies, and realigning its organization. The Plan provided for a reduction of the Company’s workforce by approximately 120 employees, or 6% of the Company’s total employees as of June 23, 2025. As of June 30, 2025, all reductions have been completed. In 2025, we recorded restructuring charges of approximately $20.1 million associated with the Plan, consisting of severance payments, employee benefits and related costs (including approximately $2.2 million in non-cash charges for stock-based compensation), and professional fees. In 2025, restructuring charges of $8.4 million were recorded in Billboard, $3.7 million were recorded in Transit and $8.0 million were recorded in Corporate. As of December 31, 2025, approximately $6.6 million in restructuring reserves related to severance payments, employee benefits and related costs remained outstanding and is included in Other current liabilities on the Consolidated Statement of Financial Position. The Company may incur other charges or cash expenditures not currently contemplated due to unanticipated events that may occur in connection with the implementation of the Plan. (See Item 8., Note 13. Restructuring Charges to the Consolidated Financial Statements.)

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

Increasing the number of digital displays in our prime audience locations is an important element of our organic growth strategy, as digital displays have the potential to attract additional business from both new and existing customers. We believe digital displays are attractive to our customers because they allow for the development of richer and more visually engaging IRL media messaging, provide our customers with the flexibility both to connect with target audiences and to quickly launch new advertising campaigns, and eliminate or greatly reduce print and installation costs. In addition, digital displays enable us to run multiple advertisements on each display. Digital billboard displays generate approximately four to five times more revenue per display on average than comparable traditional static billboard displays. Digital billboard displays also incur, on average, approximately two to four times more costs, including higher variable costs associated with the increase in revenue than comparable traditional static billboard displays. As a result, digital billboard displays generate higher profits and cash flows than comparable traditional static billboard displays.

We have deployed state-of-the-art digital transit displays in connection with several transit franchises we operate. Revenues generated on our network of digital transit displays are generally higher than revenues generated on a comparable portfolio of our static transit displays.

We have incurred significant equipment deployment costs and capital expenditures, and intend to incur significant capital expenditures in the coming years to continue increasing the number of digital displays in our portfolio. Our annual costs with respect to the New York Metropolitan Transportation Authority (the “MTA”) transit franchise will be primarily focused on maintenance of existing MTA display locations for the remainder of the Amended Term (as defined below).

Further, we believe the use of programmatic and direct sale advertising platform technologies in the out-of-home advertising industry will increase, which will present a revenue growth opportunity for us. Programmatic and direct sale advertising platforms allow out-of-home advertising companies to lease displays to customers at competitive rates through an online bidding process or through a direct sale process, and we have pursued, and continue to pursue, strategic opportunities to increase our participation in these platforms.

In 2025, we built or converted 103 new digital billboard displays in the U.S. and entered into marketing arrangements to sell advertising on 21 third-party digital billboard displays. In 2025, we built, converted or replaced 1,170 digital transit and other displays. The following table sets forth information regarding our digital displays.

	Digital Revenues (in millions) for the Year Ended December 31, 2025			Number of Digital Displays as of December 31, 2025(a)
Location	Digital Billboard	Digital Transit	Total Digital Revenues	Digital Billboard Displays	Digital Transit Displays	Total Digital Displays
United States	$434.3	$214.8	$649.1	1,928	29,493	31,421
(a)Digital display amounts include 6,505 displays reserved for transit agency use. Our number of digital displays is impacted by acquisitions, dispositions, management agreements, the net effect of new and lost billboards, and the net effect of won and lost franchises in the period.

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

We have a diversified base of customers across various industries. During 2025, our largest categories of advertisers were entertainment, retail and legal services/lawyers, which represented 18%, 11%, and 10% of our total revenues from our Billboard and Transit segments, respectively. During 2024, our largest categories of advertisers were entertainment, retail and health/medical, which represented 18%, 12% and 9% of our total revenues from our Billboard and Transit segments, respectively.

Our large-scale portfolio allows our customers to reach a national audience and also provides the flexibility to tailor campaigns to specific regions or markets. In 2025, we generated approximately 44% of our total revenues from our Billboard and Transit segments from enterprise (formerly known as national) advertising campaigns, compared to approximately 43% in 2024.

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

	Year Ended December 31,
(in millions, except percentages)	2025	2024	% Change
Revenues	$1,831.7	$1,830.9	—%
Organic revenues(a)(b)	1,831.7	1,796.0	2
Operating income	293.5	425.5	(31)
Adjusted OIBDA(b)	499.3	464.8	7
Adjusted OIBDA(b) margin	27.3%	25.4%
Net income attributable to OUTFRONT Media Inc.	147.0	258.2	(43)
Funds from operations (“FFO”)(b) attributable to OUTFRONT Media Inc.	333.5	303.6	10
Adjusted FFO (“AFFO”)(b) attributable to OUTFRONT Media Inc.	337.7	306.0	10
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

	Year Ended December 31,		% Change
(in millions, except percentages)	2025	2024
Total revenues	$1,831.7	$1,830.9	—%

Organic revenues(a)	$1,831.7	$1,796.0	2
Non-organic revenues	—	34.9	*
Total revenues	$1,831.7	$1,830.9	—
*Calculation is not meaningful.
(a)Organic revenues exclude revenues associated with the impact of the Transaction (“non-organic revenues”).

Total revenues increased $0.8 million and organic revenues increased $35.7 million, or 2%, in 2025 compared to 2024. See the “Segment Results of Operations” section of this MD&A.

In 2024, non-organic revenues reflect the impact of the Transaction.

Expenses

	Year Ended December 31,		% Change
(in millions, except percentages)	2025	2024
Expenses:
Operating	$918.5	$949.0	(3)%
Selling, general and administrative	441.7	447.9	(1)
Restructuring charges	20.1	—	*
Net gain on dispositions	(2.3)	(160.9)	*
Impairment charges	—	17.9	*
Depreciation	90.6	79.5	14
Amortization	69.6	72.0	(3)
Total expenses	$1,538.2	$1,405.4	9
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

	Year Ended December 31,		% Change
(in millions, except percentages)	2025	2024
Operating expenses:
Billboard property lease	$446.6	$482.8	(7)%
Transit franchise	243.2	238.1	2
Posting, maintenance and other	228.7	228.1	—
Total operating expenses	$918.5	$949.0	(3)

Billboard property lease expenses represented 24% of total revenues in 2025 and 26% in 2024. The decrease in billboard property lease expenses as a percentage of total revenues in 2025 compared to 2024 is primarily due to lower variable billboard property lease costs driven by higher relative revenue performance in advertising markets that have lower variable billboard property lease costs and lower revenue performance in advertising markets that have higher variable billboard property lease costs (see Item 8., Note 5. Leases to the Consolidated Financial Statements) and the impact of lost billboards.

Billboard property lease expenses decreased $36.2 million, or 7%, primarily due to lost billboards, the impact of the Transaction and lower variable billboard property lease expenses.

Transit franchise expenses represented 13% of total revenues in each of 2025 and 2024. Transit franchise expenses, as a percentage of total revenues in 2025 compared to 2024 was primarily impacted by the Transaction in 2024, partially offset by higher guaranteed minimum annual payments to the MTA due to inflation and lower Billboard revenues.

Transit franchise expenses increased $5.1 million, or 2%, primarily due to higher guaranteed minimum annual payments to the MTA due to inflation, partially offset by the impact of the Transaction.

Posting, maintenance and other expenses, as a percentage of total revenues, were 12% in each of 2025 and 2024. Posting, maintenance and other expenses increased $0.6 million in 2025 compared to 2024, primarily due to higher maintenance and utility costs, and higher production expenses, partially offset by the impact of the Transaction.

Selling, General and Administrative Expenses (“SG&A”)

SG&A expenses represented 24% of Revenues in each of 2025 and 2024. SG&A expenses decreased $6.2 million, or 1%, in 2025 compared to 2024, primarily due to the impact of the Transaction, lower credit card usage by customers, lower rent related to new offices in the first half of 2024 and lower compensation-related expenses, including severance and salaries, partially offset by higher professional fees, as a result of a management consulting project, and higher travel and entertainment expenses. We expect to realize the cost savings benefits from the Plan within SG&A expenses. However, those cost savings may potentially be offset by increases in SG&A expenses in future periods as we continue to invest in our strategic initiatives, including technology enhancements and customer experience improvements.

Restructuring Charges

We recorded restructuring charges of $20.1 million in 2025, consisting of severance payments, employee benefits and related costs, and professional fees associated with the Plan. The restructuring charges include approximately $2.2 million in non-cash charges for stock-based compensation.

Net Gain on Dispositions

Net gain on dispositions decreased $158.6 million in 2025, compared to 2024, primarily due to the Transaction.

Impairment Charges

As a result of negative aggregate undiscounted cash flow forecasts related to our MTA asset group, we performed quarterly impairment analyses on the MTA asset group during 2024 and recorded impairment charges of $17.9 million during 2024, representing additional MTA equipment deployment cost spending during the first six months of 2024 (see Item 8., Note 4. Long-Lived Assets to the Consolidated Financial Statements). No impairment charges were recorded during 2025.

Depreciation

Depreciation increased $11.1 million, or 14%, in 2025 compared to 2024, primarily due to higher depreciation related to the change in estimated useful life of certain advertising displays.

Amortization

Amortization decreased $2.4 million, or 3%, in 2025 compared to 2024.

Interest Expense

Interest expense, net, was $146.4 million (including $5.8 million of deferred financing costs) in 2025 and $156.2 million (including $6.1 million of deferred financing costs) in 2024. The decrease in Interest expense, net, in 2025 compared to 2024, was primarily due to lower average debt balance and lower interest rates.

Loss on Extinguishment of Debt

In 2025, we recorded a Loss on extinguishment of debt of $0.6 million, relating to the write-off of deferred financing costs and a portion of the discount on our previously existing term loan. In 2024, we recorded a Loss on extinguishment of debt of $1.2 million relating to the write-off of deferred financing costs and a portion of the discount on our previously existing term loan, due to prepayments on our previously existing term loan.

Provision for Income Taxes

Provision for income taxes decreased $9.0 million, or 82%, in 2025 compared to 2024, primarily due to the impact of the Transaction. The effective income tax rate was 1.4% for 2025 and 4.1% for 2024.

Net Income

Net income before allocation to redeemable and non-redeemable noncontrolling interests decreased $111.7 million, or 43%, in 2025, compared to 2024, primarily driven by a gain on disposition related to the Transaction in 2024, lower billboard revenues, and restructuring charges in 2025, partially offset by impairment charges incurred in 2024, higher transit revenues and lower interest expense.

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

FFO and AFFO

When used herein, references to “FFO” and “AFFO” mean “FFO attributable to OUTFRONT Media Inc.” and “AFFO attributable to OUTFRONT Media Inc.,” respectively. We calculate FFO in accordance with the definition established by the National Association of Real Estate Investment Trusts (“NAREIT”). FFO reflects net income (loss) attributable to OUTFRONT Media Inc. adjusted to exclude gains and losses from the sale of real estate assets, impairment charges, depreciation and amortization of real estate assets, amortization of direct lease acquisition costs and the same adjustments for our equity-based investments and redeemable and non-redeemable noncontrolling interests, as well as the related income tax effect of adjustments, as applicable. We calculate AFFO as FFO adjusted to include amortization of direct lease acquisition costs as such costs are generally amortized over a period ranging from four weeks to one year and therefore are incurred on a regular basis. AFFO also includes cash paid for maintenance capital expenditures since these are routine uses of cash that are necessary for our operations. In addition, AFFO excludes restructuring charges and losses on extinguishment of debt, as well as certain non-cash items, including non-real estate depreciation and amortization, impairment charges on non-real estate assets, stock-based compensation expense, accretion expense, the non-cash effect of straight-line rent, amortization of deferred financing costs and the same adjustments for our redeemable and non-redeemable noncontrolling interests, along with the non-cash portion of income taxes, and the related income tax effect of adjustments, as applicable. We use FFO and AFFO measures for managing our business and for planning and forecasting future periods, and each is an important indicator of our operational strength and business performance, especially compared to other REITs. Our management believes users of our financial data are best served if the information that is made available to them allows them to align their analysis and evaluation of our operating results along the same lines that our management uses in managing, planning and executing our business strategy. Our management also believes that the presentations of FFO and AFFO, as supplemental measures, are useful in evaluating our business because adjusting results to reflect items that have more bearing on the operating performance of REITs highlight trends in our business that may not otherwise be apparent when relying solely on GAAP financial measures. It is management’s opinion that these supplemental measures provide users of our financial data with an important perspective on our operating performance and also make it easier to compare our results to other companies in our industry, as well as to REITs.

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

Starting at the end of 2025, we modified our calculation of AFFO to include amortization of direct lease acquisition costs instead of the cash paid for direct lease acquisition costs, as management believes that this calculation of AFFO is a more appropriate measure of performance period-over-period and consistent with how we calculate FFO. Accordingly, relevant prior periods have been recast to conform to this presentation.

	Year Ended December 31,
(in millions)	2025	2024
Total revenues	$1,831.7	$1,830.9

Operating income	$293.5	$425.5
Restructuring charges(a)	20.1	—
Net gain on dispositions	(2.3)	(160.9)
Impairment charges	—	17.9
Depreciation	90.6	79.5
Amortization	69.6	72.0
Stock-based compensation	27.8	30.8
Adjusted OIBDA	$499.3	$464.8
Adjusted OIBDA margin	27.3%	25.4%

Net income attributable to OUTFRONT Media Inc.	$147.0	$258.2
Depreciation of billboard advertising structures	72.8	59.5
Amortization of real estate-related intangible assets	60.2	65.5
Amortization of direct lease acquisition costs(b)	56.1	58.4
Net (gain) loss on disposition of real estate assets	(2.3)	(160.9)
Impairment charges(c)	—	13.1
Adjustment related to redeemable and non-redeemable noncontrolling interests	(0.3)	(0.3)
Income tax effect of adjustments(d)	—	10.1
FFO attributable to OUTFRONT Media Inc.	333.5	303.6
Non-cash portion of income taxes	(0.2)	(0.5)
Cash paid for direct lease acquisition costs(b)	(56.1)	(58.4)
Maintenance capital expenditures	(30.6)	(21.7)
Restructuring charges(a)	20.1	—
Other depreciation	17.8	20.0
Other amortization	9.4	6.5
Impairment charges on non-real estate assets(c)	—	4.8
Stock-based compensation	27.8	30.8
Non-cash effect of straight-line rent	7.7	10.7
Accretion expense	2.8	2.9
Amortization of deferred financing costs	5.8	6.1
Loss on extinguishment of debt	0.6	1.2
Adjustment related to non-controlling interests	(0.1)	—
Income tax effect of adjustments(d)	(0.8)	—
AFFO attributable to OUTFRONT Media Inc.	$337.7	$306.0

(a)In 2025, Restructuring charges associated with the Plan consists of severance payments, employee benefits and related costs, and professional fees, and includes approximately $2.2 million in non-cash charges for stock-based compensation.
(b)Variable commissions directly associated with billboard revenues.
(c)Primarily Impairment charges related to our Transit reporting unit and MTA asset group (see Item 8., Note 4. Long-Lived Assets to the Consolidated Financial Statements).
(d)Income tax effect related to Restructuring charges in 2025 and Net gain on disposition of real estate assets in 2024.

FFO attributable to OUTFRONT Media Inc. in 2025 of $333.5 million increased $29.9 million, or 10%, compared to 2024, primarily due to higher Adjusted OIBDA and lower interest expense, partially offset by restructuring charges in 2025 and impairment charges in 2024. AFFO attributable to OUTFRONT Media Inc. in 2025 of $337.7 million increased $31.7 million, or 10%, compared to 2024, primarily due to higher Adjusted OIBDA and lower interest expense, partially offset by higher maintenance capital expenditures.

Segment Results of Operations

We present Adjusted OIBDA as the primary measure of profit and loss for our reportable segments. (See the “Key Performance Indicators” section of this MD&A and Item 8., Note 20. Segment Information to the Consolidated Financial Statements.)

We currently manage our operations through two reportable operating segments—(1) Billboard and (2) Transit. Prior to its sale in 2024, our Canadian operations comprised our International operating segment, which did not meet the criteria to be a reportable segment and accordingly, was included in Other. Historical operating results of our Canadian operations are included in Other (see Item 8., Note 20. Segment Information to the Consolidated Financial Statements) through the date of sale. Also included in Other are operating results for third-party digital equipment sales.

The following table presents our Revenues, Adjusted OIBDA and Operating income by segment in 2025 and 2024.

	Year Ended December 31,
(in millions)	2025	2024
Revenues:
Billboard	$1,391.4	$1,409.3
Transit	431.2	383.8
Other	9.1	37.8
Total revenues	$1,831.7	$1,830.9

Operating income	$293.5	$425.5
Restructuring charges(a)	20.1	—
Net gain on dispositions	(2.3)	(160.9)
Impairment charges	—	17.9
Depreciation	90.6	79.5
Amortization	69.6	72.0
Stock-based compensation(b)	27.8	30.8
Total Adjusted OIBDA	$499.3	$464.8

Adjusted OIBDA:
Billboard	$528.9	$520.5
Transit	43.1	8.3
Other	1.8	2.8
Corporate	(74.5)	(66.8)
Total Adjusted OIBDA	$499.3	$464.8

Operating income (loss):
Billboard	$374.6	$385.9
Transit	27.4	(20.7)
Other	1.8	157.9
Corporate	(110.3)	(97.6)
Total operating income (loss)	$293.5	$425.5
(a)In 2025, Restructuring charges associated with the Plan consists of severance payments, employee benefits and related costs, and professional fees, and includes approximately $2.2 million in non-cash charges for stock-based compensation.
(b)Stock-based compensation is classified as Corporate expense.

Billboard

	Year Ended December 31,		% Change
(in millions, except percentages)	2025	2024
Operating income	$374.6	$385.9	(3)%
Restructuring charges	8.4	—	*
Net (gain) loss on dispositions	1.8	(5.9)	*
Depreciation	81.4	72.5	12
Amortization	62.7	68.0	(8)
Adjusted OIBDA	$528.9	$520.5	2

Revenues	$1,391.4	$1,409.3	(1)
Operating expenses:
Billboard property lease	(446.6)	(472.3)	(5)
Posting, maintenance and other	(149.3)	(148.4)	1
Total operating expenses	(595.9)	(620.7)	(4)
SG&A expenses	(266.6)	(268.1)	(1)
Adjusted OIBDA	$528.9	$520.5	2
Adjusted OIBDA margin	38.0%	36.9%

New York metropolitan area revenues as a percentage of Billboard segment revenues	8%	9%
Los Angeles metropolitan area revenues as a percentage of Billboard segment revenues	14%	15%
*    Calculation is not meaningful.

Billboard segment revenues decreased $17.9 million, or 1%, in 2025 compared to 2024, reflecting the impact of lost billboards in the period, partially offset by an increase in average revenue per display (yield), including the impact of programmatic platforms on digital billboard revenues and higher proceeds from condemnations. We expect lost billboards to continue to adversely impact Billboard segment revenue performance in the first half of 2026, particularly in the Los Angeles metropolitan areas. We generated approximately 39% in 2025 and 40% in 2024 of our Billboard segment revenues from enterprise (formerly known as national) advertising campaigns.

Billboard segment property lease expenses represented 32% of Billboard segment revenues in 2025 and 34% in 2024. Billboard segment property lease expenses decreased $25.7 million, or 5%, in 2025 compared to 2024, primarily driven by the impact of lost billboards and lower variable billboard property lease costs. Billboard segment posting maintenance and other expenses increased $0.9 million, or 1%, in 2025 compared to 2024, primarily driven by higher maintenance and utilities, and higher site-related costs, partially offset by higher compensation-related expenses.

SG&A expenses in the Billboard segment decreased $1.5 million, or 1%, in 2025 compared to 2024, primarily driven by lower credit card usage by customers and lower compensation-related expenses, partially offset by higher professional fees and higher travel and entertainment expenses.

Billboard segment Adjusted OIBDA increased $8.4 million, or 2%, in 2025 compared to 2024, primarily due to larger decrease in Billboard segment operating expenses compared to a smaller decrease in Billboard segment revenues. Billboard segment Adjusted OIBDA margin was 38.0% in 2025 and 36.9% in 2024.

Transit

	Year Ended December 31,		% Change
(in millions, except percentages)	2025	2024
Operating income (loss)	$27.4	$(20.7)	*
Restructuring charges	3.7	—	*
Net (gain) loss on dispositions	(4.1)	0.1	*
Impairment charges	—	17.9	*
Depreciation	9.2	7.0	31%
Amortization	6.9	4.0	73
Adjusted OIBDA	$43.1	$8.3	*

Revenues	$431.2	$383.8	12
Operating expenses:
Transit franchise	(243.2)	(236.3)	3
Posting, maintenance and other	(72.2)	(68.2)	6
Total operating expenses	(315.4)	(304.5)	4
SG&A expenses	(72.7)	(71.0)	2
Adjusted OIBDA	$43.1	$8.3	*
Adjusted OIBDA margin	10.0%	2.2%

New York metropolitan area revenues as a percentage of Transit segment revenues	61%	57%
Los Angeles metropolitan area revenues as a percentage of Transit segment revenues	7%	8%
*    Calculation is not meaningful.

Transit segment revenues increased $47.4 million, or 12%, in 2025 compared to 2024, primarily due to an increase in average revenue per display (yield), partially offset by the impact of new and lost transit franchise contracts. We generated approximately 57% in 2025 and 56% in 2024 of our Transit segment revenues from enterprise (formerly known as national) advertising campaigns.

Transit segment franchise expenses represented 56% of Transit segment revenues in 2025 and 62% in 2024. Transit segment franchise expenses increased $6.9 million, or 3%, in 2025 compared to 2024, primarily driven by higher guaranteed minimum annual payments to the MTA due to inflation. Transit segment posting, maintenance and other expenses increased $4.0 million, or 6%, in 2025 compared to 2024, primarily driven by higher maintenance and utility costs, higher production costs and higher site-related costs.

SG&A expenses in the Transit segment increased $1.7 million, or 2%, in 2025 compared to 2024, primarily driven by higher travel and entertainment expenses and higher compensation-related expenses, partially offset by lower credit card usage by customers.

We recorded impairment charges of $17.9 million in the six months ended June 30, 2024, primarily related to impairment charges with respect to our MTA asset group and our historical Transit reporting unit (see Item 8., Note 4. Long-Lived Assets to the Consolidated Financial Statements).

Transit segment Adjusted OIBDA increased $34.8 million in 2025 compared to 2024. The increase in Transit segment Adjusted OIBDA was primarily due to a larger increase in Transit segment revenues compared to a smaller increase in Transit segment operating expenses.

Other

	Year Ended December 31,		% Change
(in millions, except percentages)	2025	2024
Operating income	$1.8	$157.9	*
Net gain on dispositions	—	(155.1)	*
Adjusted OIBDA	$1.8	$2.8	(36)%

Revenues	$9.1	$37.8	(76)

Organic revenues(a)	$9.1	$2.9	*
Non-organic revenues	—	34.9	*
Total revenues	9.1	37.8	(76)
Operating expenses:
Billboard property lease	—	(10.5)	*
Transit franchise	—	(1.8)	*
Posting, maintenance and other	(7.2)	(11.5)	(37)
Total operating expenses	(7.2)	(23.8)	(70)
SG&A expenses	(0.1)	(11.2)	(99)
Adjusted OIBDA	$1.8	$2.8	(36)
Adjusted OIBDA margin	19.8%	7.4%
*    Calculation is not meaningful.
(a)Organic revenues exclude the impact of the Transaction (“non-organic revenues”).

Total Other revenues decreased $28.7 million, or 76%, in 2025 compared to 2024, primarily driven by the impact of the Transaction, partially offset by an increase in third-party digital equipment sales.

In 2024, non-organic revenues reflect the impact of the Transaction.

Organic Other revenues increased $6.2 million in 2025 compared to 2024, primarily driven by an increase in third-party digital equipment sales.

Other operating expenses decreased $16.6 million, or 70%, in 2025 compared to 2024, primarily driven by the impact of the Transaction, partially offset by higher costs related to third-party digital equipment sales. Other SG&A expenses decreased $11.1 million, or 99%, in 2025 compared to 2024, primarily driven by the impact of the Transaction.

Other Adjusted OIBDA decreased $1.0 million, or 36%, in 2025 compared to 2024, primarily due to the impact of the Transaction, partially offset by an increase in third-party digital equipment sales.

Corporate

Corporate expenses primarily include expenses associated with employees who provide centralized services. Corporate expenses, excluding restructuring charges and stock-based compensation, were $74.5 million in 2025 and $66.8 million in 2024. Corporate expenses increased $7.7 million, or 12%, in 2025 compared to 2024, primarily due to higher professional fees, including fees related to a management consulting project, higher compensation-related expenses, including severance, and the impact of market fluctuations on an unfunded equity-linked retirement plan offered by the Company to certain employees.

Liquidity and Capital Resources

	As of December 31,		%
(in millions, except percentages)	2025	2024	Change
Assets:
Cash and cash equivalents	$99.9	$46.9	113%
Receivables, less allowances of $23.2 in 2025 and $20.6 in 2024	365.7	305.3	20
Prepaid lease and transit franchise costs	5.1	4.0	28
Other prepaid expenses	21.9	17.8	23
Other current assets	11.1	11.8	(6)
Total current assets	503.7	385.8	31
Liabilities:
Accounts payable	50.2	51.4	(2)
Accrued compensation	72.3	56.7	28
Accrued interest	35.1	34.5	2
Accrued lease and franchise costs	72.2	82.8	(13)
Other accrued expenses	55.5	54.3	2
Deferred revenues	57.7	42.8	35
Short-term debt	—	10.0	*
Short-term operating lease liabilities	172.9	168.7	2
Other current liabilities	29.4	19.6	50
Total current liabilities	545.3	520.8	5
Working capital	$(41.6)	$(135.0)	(69)
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

In addition, as part of our growth strategy, we frequently evaluate strategic opportunities to acquire or divest businesses, assets or digital technology, directly or in connection with joint ventures (including buy/sell arrangements with joint venture partners) or in connection with other strategic transactions. Consistent with this strategy, we regularly evaluate potential acquisitions, ranging from small transactions to larger acquisitions, which transactions and transaction-related expenses will be funded through cash on hand, additional borrowings, equity or other securities, or some combination thereof.

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

Although we have taken several actions to date to enhance our financial flexibility and increase our liquidity, our short-term and long-term cash needs and related funding capability may be adversely affected if cash on hand and operating cash flows decrease in 2026, and our ability to issue debt and equity securities and/or borrow under our existing or new credit facilities on reasonable pricing terms, or at all, may become uncertain. (See the “Overview” section of this MD&A.)

Working capital was a deficit of $41.6 million as of December 31, 2025, compared to a deficit of $135.0 million as of December 31, 2024, primarily driven by a higher cash balance, decreased borrowings under the AR Facility, due to the impact of the Refinancing (as defined below), and lower accounts payable, partially offset by higher short-term operating lease liabilities and restructuring reserves.

Under our current agreement with the MTA (as amended, the “MTA Agreement”):

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

•Recoupment of Equipment Deployment Costs. We may retain incremental revenues that exceed an annual base revenue amount for the cost of deploying advertising and communications displays throughout the transit system. Recoupable MTA equipment deployment costs are recorded as Prepaid MTA equipment deployment costs and Intangible assets on our Consolidated Statement of Financial Position, and as these costs are recouped from incremental revenues that the MTA would otherwise be entitled to receive, Prepaid MTA equipment deployment costs will be reduced. If incremental revenues generated over the term of the agreement are not sufficient to cover all or a portion of the equipment deployment costs, the costs will not be recouped, which could have an adverse effect on our business, financial condition and results of operations, including impairment charges (see Item 8., Note 4. Long-Lived Assets to the Consolidated Financial Statements). If we do not recoup all costs of deploying advertising and communications screens with respect to the New Inventory by the end of the term of the MTA Agreement, the MTA will be obligated to reimburse us for these costs. Deployment costs in an amount not to exceed $50.7 million, which were deemed authorized before December 31, 2020, were paid directly by the MTA. All other deployment costs are subject to recoupment in accordance with the MTA Agreement. We did not recoup any equipment deployment costs in 2025. In addition, we currently do not expect to recoup any equipment deployment costs in 2026. However, we do expect to recoup some equipment deployment costs throughout the remainder of the Amended Term (as defined below) of the MTA Agreement. We expect our MTA equipment deployment costs to be approximately $35.0 million in 2026 and approximately $30.0 million to $40.0 million annually throughout the remainder of the Amended Term (as defined below) of the MTA Agreement. These equipment deployment costs primarily encompass maintenance costs (including equipment replacement costs) for existing MTA display locations.

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

We may utilize cash on hand and/or incremental third-party financing to fund costs under the MTA Agreement over the next couple of years. However, we cannot reasonably estimate the aggregate financing amount, if any, at this time. As of December 31, 2025, we have issued surety bonds in favor of the MTA totaling approximately $72.3 million, which amount is subject to change as equipment installations are completed and revenues are generated. We incurred $20.1 million related to MTA equipment deployment costs in 2025 for a total of $629.0 million to date, of which $33.9 million had been recouped from incremental revenues to date. As of December 31, 2025, we had Intangible assets related to franchise agreements balance related to the MTA Agreement of $27.4 million. As of December 31, 2025, 27,354 digital displays had been installed, composed of 5,023 digital advertising screens on subway and train platforms and entrances, 15,904 smaller-format digital advertising screens on rolling stock and 6,427 MTA communications displays. In the fourth quarter of 2025, 13 installations occurred, for a total of 1,109 installations occurring in 2025. We substantially completed our initial deployment in 2024, with the remaining deployment required under the MTA Agreement subject to satisfaction of various conditions and work to be performed by the MTA. We are currently only performing maintenance operations, and replacing damaged and broken displays.

As a result of negative aggregate undiscounted cash flow forecasts related to our MTA asset group, we performed quarterly impairment analyses on the MTA asset group during 2024 and recorded impairment charges of $17.9 million during 2024, representing additional MTA equipment deployment cost spending during the six months ended June 30, 2024. No impairment charges were recorded during 2025. (See the “Critical Accounting Policies” section of this MD&A and Item 8., Note 4. Long-lived Assets to the Consolidated Financial Statements.) We currently expect positive aggregate cash flows on an undiscounted basis through to the end of the Amended Term of the MTA Agreement.

If our MTA performance continues to be in line with, or better than, our current model, we would not expect to incur additional impairment charges on our MTA equipment deployment cost spending and/or would expect to recoup a portion of deployment cost spending. There can be no assurance that these estimates and assumptions will prove to be an accurate prediction of the future, and a downward revision of these estimates and/or assumptions would decrease our cash flows, which could result in additional impairment charges in the future and/or the failure to recoup any deployment cost spending.

On February 25, 2026, we announced that our board of directors approved a quarterly cash dividend of $0.30 per share on our common stock, payable on March 31, 2026, to stockholders of record at the close of business on March 6, 2026.

Debt

Debt, net, consists of the following:

	As of December 31,
(in millions, except percentages)	2025	2024
Short-term debt:
AR Facility	$—	$10.0
Total short-term debt	—	10.0

Long-term debt:
Term loan	$499.3	$399.5

Senior secured notes:
7.375% senior secured notes, due 2031	450.0	450.0

Senior unsecured notes:
5.000% senior unsecured notes, due 2027	650.0	650.0
4.250% senior unsecured notes, due 2029	500.0	500.0
4.625% senior unsecured notes, due 2030	500.0	500.0
Total senior unsecured notes	1,650.0	1,650.0

Debt issuance costs	(15.9)	(17.0)
Total long-term debt, net	2,583.4	2,482.5

Total debt, net	$2,583.4	$2,492.5

Weighted average cost of debt	5.3%	5.4%

	Payments Due by Period
(in millions)	Total	2026	2027-2028	2029-2030	2031 and thereafter
Long-term debt	$2,600.0	$—	$650.0	$1,000.0	$950.0
Interest	526.9	141.7	210.7	134.8	$39.7
Total	$3,126.9	$141.7	$860.7	$1,134.8	$989.7

On September 24, 2025, the Company, along with its wholly-owned subsidiaries, Outfront Media Capital LLC and Outfront Media Capital Corporation (together, the “Borrowers”), and other guarantor subsidiaries party thereto (together with the Company, the “Guarantors”), entered into a credit agreement, dated as of September 24, 2025 (the “Credit Agreement”) to refinance the Company’s previously existing senior secured credit facilities (the “Refinancing”). The Credit Agreement provides for, among other things, (i) a $500.0 million revolving credit facility (the “Revolving Credit Facility”) with a maturity date of September 24, 2030, and (ii) a $500.0 million term loan (the “Term Loan,” together with the Revolving Credit Facility, the “Senior Credit Facilities”) with a maturity date of September 24, 2032. Borrowings under the Revolving Credit Facility and the Term Loan bear interest at a rate equal to SOFR (as defined in the Credit Agreement) or the Base Rate (as defined in the Credit Agreement) plus an applicable margin ranging from 1.25% to 1.75% for SOFR borrowings (or 1.00% less for Base Rate borrowings) of the Revolving Credit Facility and from 1.75% to 2.00% for SOFR borrowings (or 1.00% less for Base Rate borrowings) of the Term Loan, subject to adjustments based on the Company’s Consolidated Net Secured Leverage Ratio (as defined in the Credit Agreement) or the Company’s credit ratings, respectively. The Revolving Credit Facility and the Term Loan are senior secured obligations of the Borrowers, are guaranteed on a senior secured basis by the Guarantors, and are secured by liens on substantially all of the assets of the Borrowers and the Guarantors.

In 2025, we recorded a Loss on extinguishment of debt of $0.6 million on the Consolidated Statement of Operations, relating to the write-off of deferred financing costs and a portion of the discount on our previously existing term loan. In 2024, we recorded a Loss on extinguishment of debt of $1.2 million on the Consolidated Statement of Operations, relating to the write-off of deferred financing costs and a portion of the discount on our previously existing term loan.

Term Loan

The interest rate on the Term Loan was 5.7% per annum as of December 31, 2025. As of December 31, 2025, a discount of $0.7 million on the Term Loan remains unamortized. The discount is being amortized through Interest expense, net, on the Consolidated Statement of Operations.

Revolving Credit Facility

As of December 31, 2025, there were no outstanding borrowings under the Revolving Credit Facility.

The commitment fee based on the amount of unused commitments under the Revolving Credit Facility was $1.9 million in 2025 and $2.0 million in 2024. As of December 31, 2025, we had issued letters of credit totaling approximately $5.1 million against the letter of credit facility sublimit under the Revolving Credit Facility.

Standalone Letter of Credit Facilities

As of December 31, 2025, we had issued letters of credit totaling approximately $67.2 million under our aggregate $81.0 million standalone letter of credit facilities. The total fees under the letter of credit facilities in 2025 and 2024 were immaterial.

Accounts Receivable Securitization Facilities

As of December 31, 2025, we have a $150.0 million revolving accounts receivable securitization facility (the “AR Facility”), which terminates in June 2027, unless further extended.

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

As of December 31, 2025, there were no outstanding borrowings under the AR Facility. As of December 31, 2025, borrowing capacity remaining under the AR Facility was $150.0 million based on approximately $412.6 million of accounts receivable that could be used as collateral for the AR Facility in accordance with the agreements governing the AR Facility. The commitment fee based on the amount of unused commitments under the AR Facility was $0.3 million in 2025 and $0.3 million in 2024.

Debt Covenants

The Credit Agreement governing the Senior Credit Facilities, the agreements governing the AR Facility, and the indentures governing our senior notes contain customary affirmative and negative covenants, subject to certain exceptions, including but not limited to those that restrict the Company’s and its subsidiaries’ abilities to (i) pay dividends on, repurchase or make distributions in respect to the Company’s or its wholly-owned subsidiary, Outfront Media Capital LLC’s, capital stock or make other restricted payments other than dividends or distributions necessary for us to maintain our REIT status and/or avoid incurring taxes, subject to certain conditions and exceptions, (ii) enter into agreements restricting certain subsidiaries’ ability to pay dividends or make other intercompany or third-party transfers, and (iii) incur additional indebtedness or grant additional liens. One of the exceptions to the restriction on our ability to incur additional indebtedness is satisfaction of a Consolidated Total Leverage Ratio, which is the ratio of our consolidated total debt to our Consolidated EBITDA (as defined in the Credit Agreement) for the trailing four consecutive quarters, of no greater than 6.5 to 1.0. As of December 31, 2025, our Consolidated Total Leverage Ratio was 4.7 to 1.0, in accordance with the Credit Agreement.

The terms of the Credit Agreement (and under certain circumstances, the agreements governing the AR Facility) require that we maintain a Consolidated Net Secured Leverage Ratio, which is the ratio of (i) our consolidated secured debt (less unrestricted cash) to (ii) our Consolidated EBITDA (as defined in the Credit Agreement) for the trailing four consecutive quarters, of no greater than 4.5 to 1.0 (subject to potential acquisition-related adjustments). As of December 31, 2025, our Consolidated Net Secured Leverage Ratio was 1.5 to 1.0 in accordance with the Credit Agreement. As of December 31, 2025, we are in compliance with our debt covenants.

Deferred Financing Costs

As of December 31, 2025, we had deferred $20.4 million in fees and expenses associated with the Term Loan, the Revolving Credit Facility, the AR Facility and our senior notes. We are amortizing the deferred fees through Interest expense, net, on our Consolidated Statement of Operations over the respective terms of the Term Loan, Revolving Credit Facility, AR Facility and our senior notes.

Equity

At-the-Market Equity Offering Program

We have a sales agreement in connection with an “at-the-market” equity offering program (the “ATM Program”), under which we may, from time to time, issue and sell shares of our common stock up to an aggregate offering price of $300.0 million. We have no obligation to sell any of our common stock under the sales agreement and may at any time suspend solicitations and offers under the sales agreement. In 2025, no shares of our common stock were sold under the ATM Program. As of December 31, 2025, we had approximately $232.5 million of capacity remaining under the ATM Program.

Reverse Stock Split

On January 17, 2025, we effectuated a 1-for-1.024549 reverse stock split on our common stock (the “Reverse Stock Split”). All shares of the Company’s common stock and per-share data included in the Consolidated Financial Statements have been retroactively adjusted as though the Reverse Stock Split has been effected prior to all periods presented.

Cash Flows

The following table sets forth our cash flows in 2025 and 2024.

	Year Ended December 31,		%
(in millions, except percentages)	2025	2024	Change
Net cash flow provided by operating activities	$307.6	$299.2	3%
Net cash flow provided by (used for) investing activities	(113.7)	207.5	*
Net cash flow used for financing activities	(140.9)	(495.4)	(72)
Effect of exchange rate changes on cash and cash equivalents	—	(0.4)	*
Net increase to cash, cash equivalents and restricted cash	$53.0	$10.9	*
*Calculation is not meaningful.

Cash provided by operating activities increased $8.4 million, or 3%, in 2025 compared to 2024, primarily due to a higher net income, as adjusted for non-cash items, partially offset by the timing of receivables.

Cash used by investing activities was $113.7 million in 2025 compared to Cash provided by investing activities of $207.5 million in 2024, primarily due to MTA franchise rights in 2025 and cash received from the Transaction in 2024.

The following table presents our capital expenditures in 2025 and 2024.

	Year Ended December 31,		%
(in millions, except percentages)	2025	2024	Change
Growth	$58.2	$56.4	3%
Maintenance	30.6	21.7	41
Total capital expenditures	$88.8	$78.1	14

Capital expenditures increased $10.7 million, or 14%, in 2025 compared to 2024, primarily due to increased growth in digital displays, increased maintenance spending for billboard display upgrades and the renovation of certain office facilities, partially offset by the impact of the Transaction.

For the full year of 2026, we expect our capital expenditures to be approximately $90.0 million, which will be used primarily for new and replacement digital displays, safety-related projects, software and technology, the renovation of certain office facilities and maintenance. This estimate does not include equipment deployment costs that will be incurred in connection with the MTA Agreement (as described above).

Cash used for financing activities decreased by $354.5 million, or 72%, in 2025 compared to 2024. In 2025, we paid total cash dividends of $210.3 million on our common stock, the Series A Convertible Perpetual Preferred Stock (the “Series A Preferred Stock”) and vested restricted share units granted to employees, made net borrowings of $99.4 million under the Term Loan in connection with the Refinancing, and made net repayments on the AR Facility of $10.0 million. In 2024, we prepaid $200.0 million on the outstanding balance of the Term Loan, made net repayments on the AR Facility of $55.0 million and paid total cash dividends of $208.4 million on our common stock, the Series A Preferred Stock and vested restricted share units granted to employees, and paid $23.9 million related to the exercise of a buy/sell arrangement by one of our joint venture partners resulting in our purchase of the outstanding noncontrolling interest in a consolidated subsidiary.

Cash paid for income taxes was $2.2 million in 2025 and $11.5 million in 2024. The decrease was primarily due to income tax payments related to the Transaction in 2024.

Contractual Obligations

We have agreements with municipalities and transit operators which entitle us to operate advertising displays within their transit systems, including on the interior and exterior of rail and subway cars and buses, as well as on benches, transit shelters, street kiosks, and transit platforms. Under most of these franchise agreements, the franchisor is entitled to receive the greater of a percentage of the relevant revenues, net of agency fees, or a specified guaranteed minimum annual payment. Guaranteed minimum annual payments are generally paid monthly. (See Item 8., Note 19. Commitments and Contingencies to the Consolidated Financial Statements.)

Total future minimum payments for rental payments under operating leases for billboard sites, office space and equipment of $2,247.2 million include $2,116.9 million for our billboard sites. (See Item 8., Note 5. Leases to the Consolidated Financial Statements.)

As of December 31, 2025, we had long-term debt of approximately $2.6 billion. Interest on the Term Loan is variable. For illustrative purposes, we are assuming an interest rate of 5.7% for all years, which reflects the interest rate as of December 31, 2025. An increase or decrease of 1/4% in the interest rate will change the annual interest expense by $1.3 million. (See Item 8., Note 8. Debt to the Consolidated Financial Statements.)

Off-Balance Sheet Arrangements

Our off-balance sheet commitments primarily consist of guaranteed minimum annual payments and letters of credit. (See Item 8., Note 19. Commitments and Contingencies to the Consolidated Financial Statements for information about our off-balance sheet commitments.)

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

Title to the various digital displays transfers to the MTA on installation, therefore the cost of deploying these screens throughout the transit system does not represent our property and equipment. The portion of recoupable MTA equipment deployment costs expected to be reimbursed from transit franchise fees that would otherwise be payable to the MTA are recorded as Prepaid MTA equipment deployment costs on the Consolidated Statement of Financial Position and charged to operating expenses as advertising revenue is generated. The short-term portion of Prepaid MTA equipment deployment costs represents the costs that we expect to recover from the MTA in the next twelve months. The portion of deployment costs expected to be reimbursed from advertising revenues that would otherwise be retained by us under the contract are recorded as Intangible assets on the Consolidated Statement of Financial Position and charged to amortization expense on a straight-line basis over the contract period. We assess the recoverability of the MTA contract on an as-needed basis and apply significant judgment in assessing factors to determine if there is an indication that the revenues expected to be generated over the term of the agreement will be sufficient to cover all or a portion of the equipment deployment costs, including evaluating macroeconomic conditions, product demand, industry trends, and events specific to the Company, including monitoring the Company’s actual installation of digital displays against the deployment schedule. Additionally, we assess these factors by comparing revenue projections of the deployed digital displays to actual financial results.

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

Additionally, management assesses quantitative factors by comparing revenue projections of the deployed digital displays to actual financial results. In 2023, it was determined that our MTA transit revenue recovery had stalled since our MTA transit revenue did not meet our revenue expectations, and as of June 30, 2023, our revenue pacing and outlook for the remainder of 2023 reflected a continued decline in MTA transit revenues as compared to our 2023 forecast due to the underperformance across the MTA transit system. Accordingly, in the second quarter of 2023, we updated our revenue projections, resulting in the expectation that we did not expect to recoup any Prepaid MTA equipment deployment costs throughout the remainder of the Amended Term of the MTA Agreement. As a result, in the second quarter of 2023, we reclassified $385.0 million of Prepaid MTA equipment deployment costs to Intangible Assets. We then reviewed our MTA long-lived asset group to determine if there was a triggering event for impairment, noting that we were then projecting negative aggregate undiscounted cash flows through the remainder of the Amended Term of the MTA Agreement. Consequently, in the second quarter of 2023, we recorded an impairment charge of $443.1 million, representing all of our MTA long-lived asset group.

Since that time, all future deployment costs spending has been recorded as Intangible assets rather than as Prepaid MTA equipment deployment costs.

We assess these equipment deployment costs for impairment each period based on the assumptions and estimates described in this section and/or other factors that may arise. As a result of our expectation of negative aggregate undiscounted cash flows related to the MTA in 2023, we recorded additional impairment charges of $12.1 million in the third quarter of 2023 and $11.0 million in the fourth quarter of 2023, for a total impairment charge related to the MTA asset group of $466.2 million during the year ended December 31, 2023. As a result of negative aggregate undiscounted cash flow forecasts related to our MTA asset group, we performed quarterly impairment analyses on the MTA asset group during 2024 and recorded impairment charges of $9.1 million in the first quarter of 2024 and $8.8 million in the second quarter of 2024, for a total of $17.9 million in the year ended December 31, 2024. Our analysis performed as of September 30, 2024, and December 31, 2024, resulted in positive aggregate cash flows in excess of the carrying value of our MTA asset group. As such, no impairment charges were recorded during the three months ended September 30, 2024 and three months ended December 31, 2024. The total impairment charge recorded during the year ended December 31, 2024 was $17.9 million.

MTA revenue performance in 2025 has exceeded our prior expectations. As a result of the revenue performance and costs remaining in line with our prior expectations, we did not identify triggering events in 2025 related to the impairment of the MTA asset group and no quantitative tests were performed and no impairment charges were recorded.

We updated our MTA projections at year end due to the strong performance during 2025. As a result of the increase in revenue driven by 2025 performance, we currently expect to recoup a portion of spending from transit franchise fees that would otherwise be payable to the MTA within the remainder of the Amended Term of the MTA Agreement. As such, beginning in 2026, the portion of recoupable MTA equipment deployment costs expected to be reimbursed from transit franchise fees that would otherwise be payable to the MTA will be recorded as Prepaid MTA equipment deployment costs on the Consolidated Statement of Financial Position.

Our current assumption related to annual revenue growth is between 5% and 10% throughout the remainder of the Amended Term of the MTA Agreement.

We currently estimate we will spend between $30.0 million to $40.0 million annually on equipment deployment costs throughout the remainder of the Amended Term of the MTA Agreement.

There can be no assurance that these estimates and assumptions will prove to be an accurate prediction of the future, and a downward revision of these estimates and/or assumptions would decrease our cash flows, which could result in additional impairment charges in the future and/or the failure to recoup any deployment cost spending.

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

As a result of impairment charges recorded in 2023 and the sale of the Canadian Business in the Transaction, the only reporting unit with a goodwill balance is our Billboard reporting unit. In the fourth quarter of 2025, we performed a qualitative assessment on our Billboard reporting unit as the estimated fair value of the reporting unit substantially exceeded carrying value and there were no factors indicating that it was more likely than not that the reporting unit was impaired. As of December 31, 2025, the goodwill balances associated with the Billboard reporting unit was $2.0 billion on the Consolidated Statements of Financial Position.

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

As a result of negative aggregate undiscounted cash flow forecasts related to our MTA asset group, we performed quarterly impairment analyses on the MTA asset group during 2024 and recorded impairment charges of $17.9 million during 2024, representing additional MTA equipment deployment cost spending during the six months ended June 30, 2024. No impairment charges were recorded during 2025. (See the “Critical Accounting Policies: MTA Agreement” section of this MD&A.) We currently expect positive aggregate cash flows on an undiscounted basis through to the end of the Amended Term of the MTA Agreement. If our MTA performance continues to be in line with, or better than, our current model, we would not expect to incur additional impairment charges on our MTA equipment deployment cost spending. There can be no assurance that these estimates and assumptions will prove to be an accurate prediction of the future, and a downward revision of these estimates and/or assumptions would decrease our cash flows, which could result in additional impairment charges in the future.

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

We do not currently use derivatives or other financial instruments to mitigate our exposure to commodity price risk. However, we do enter into contracts with commodity providers to limit our exposure to commodity price fluctuations. For the year ended December 31, 2025, such contracts accounted for 10.7% of our total utility costs. As of December 31, 2025, we had active electricity purchase agreements with fixed contract rates for locations in Illinois, Missouri, Ohio and Texas, which expire at various dates through October 2027.

Interest Rate Risk

We are subject to interest rate risk to the extent we have variable-rate debt outstanding, including under our Senior Credit Facilities and the AR Facility.

As of December 31, 2025, we had a $500.0 million variable-rate Term Loan due 2032 outstanding, which has an interest rate of 5.7% per year. An increase or decrease of 1/4% in our interest rate on the Term Loan will change our annualized interest expense by approximately $1.3 million.

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

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of OUTFRONT Media Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated statements of financial position of OUTFRONT Media Inc. and its subsidiaries (the “Company”) as of December 31, 2025 and 2024, and the related consolidated statements of operations, of comprehensive income (loss), of redeemable noncontrolling interests, preferred stock and equity and of cash flows for each of the three years in the period ended December 31, 2025, including the related notes and financial statement schedules listed in the accompanying index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Revenue Recognition – Billboard and Transit

As described in Notes 2 and 12 to the consolidated financial statements, for the year ended December 31, 2025, the Company’s total revenue was $1,831.7 million, of which Billboard and Transit revenue were $1,391.4 million and $431.2 million, respectively. Billboard display revenues are derived from providing advertising space to customers on physical billboards or other outdoor structures. Billboard display revenues and installation services generated from traditional contracts are recognized on a combined basis under the lease accounting standard as rental income on a straight-line basis over the customer lease term. Transit display revenues are derived from agreements with municipalities and transit operators, which entitle the Company to operate advertising displays within their transit systems, including on the interior and exterior of rail and subway cars and buses, as well as on benches, transit shelters, street kiosks and transit platforms. Transit display revenues generated from traditional contracts are recognized based on the level of units displayed in proportion to the total units to be displayed over the contract period.

The principal considerations for our determination that performing procedures relating to Billboard and Transit revenue recognition is a critical audit matter are a high degree of auditor effort in performing procedures and evaluating audit evidence related to contractual arrangements and delivery of customer advertising copy to displays.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the revenue recognition process, including controls over billboard and transit revenue recognized for displays. These procedures also included, among others, (i) evaluating the appropriateness of the application of the Company’s accounting policies to billboard and transit revenue transactions; (ii) testing a sample of revenue transactions by obtaining and inspecting contractual arrangements and evaluating the appropriateness of the revenue recognized based on the terms of each arrangement; and (iii) obtaining and inspecting, for a sample of revenue transactions, source documents to support the delivery of customer advertising copy to displays.

/s/ PricewaterhouseCoopers LLP
New York, New York
February 26, 2026

We have served as the Company’s auditor since 2008.

OUTFRONT Media Inc.
Consolidated Statements of Financial Position

	As of December 31,
(in millions)	2025	2024
Assets:
Current assets:
Cash and cash equivalents	$99.9	$46.9
Receivables, less allowances of $23.2 in 2025 and $20.6 in 2024	365.7	305.3
Prepaid lease and transit franchise costs	5.1	4.0
Other prepaid expenses	21.9	17.8
Other current assets	11.1	11.8
Total current assets	503.7	385.8
Property and equipment, net (Note 3)	643.8	648.9
Goodwill (Note 4)	2,006.4	2,006.4
Intangible assets (Note 4)	612.0	652.0
Operating lease assets (Note 5)	1,521.5	1,503.8
Other assets	24.2	18.3
Total assets	$5,311.6	$5,215.2

Liabilities:
Current liabilities:
Accounts payable	$50.2	$51.4
Accrued compensation	72.3	56.7
Accrued interest	35.1	34.5
Accrued lease and franchise costs	72.2	82.8
Other accrued expenses	55.5	54.3
Deferred revenues	57.7	42.8
Short-term debt (Note 8)	—	10.0
Short-term operating lease liabilities (Note 5)	172.9	168.7
Other current liabilities	29.4	19.6
Total current liabilities	545.3	520.8
Long-term debt, net (Note 8)	2,583.4	2,482.5
Asset retirement obligation (Note 6)	34.0	33.9
Operating lease liabilities (Note 5)	1,374.7	1,351.8
Other liabilities	40.3	42.2
Total liabilities	4,577.7	4,431.2

Commitments and contingencies (Note 19)

Redeemable noncontrolling interests (Note 9)	22.0	13.6
Preferred stock (2025 - 50.0 shares authorized, and no shares of Series A Preferred Stock issued and outstanding; 2024 - 50.0 shares authorized, and 0.1 shares of Series A Preferred Stock issued and outstanding) (Note 11)	—	119.8
Stockholders’ equity (Note 11):
Common stock (2025 - 450.0 shares authorized, and 175.2 shares issued and outstanding; 2024 - 450.0 shares authorized, and 166.0 shares issued or outstanding)	1.8	1.7
Additional paid-in capital	2,619.3	2,493.6
Distribution in excess of earnings	(1,910.8)	(1,846.2)
Accumulated other comprehensive loss (Note 10)	0.1	(0.1)
Total stockholders’ equity	710.4	649.0
Noncontrolling interests	1.5	1.6
Total liabilities and equity	$5,311.6	$5,215.2
See accompanying notes to consolidated financial statements.

OUTFRONT Media Inc.
Consolidated Statements of Operations

	Year Ended December 31,
(in millions, except per share amounts)	2025	2024	2023
Revenues	$1,831.7	$1,830.9	$1,820.6
Expenses:
Operating	918.5	949.0	963.1
Selling, general and administrative	441.7	447.9	429.7
Restructuring charges	20.1	—	—
Net gain on dispositions	(2.3)	(160.9)	(14.2)
Impairment charges	—	17.9	534.7
Depreciation	90.6	79.5	79.3
Amortization	69.6	72.0	81.2
Total expenses	1,538.2	1,405.4	2,073.8
Operating income (loss)	293.5	425.5	(253.2)
Interest expense, net	(146.4)	(156.2)	(158.4)
Loss on extinguishment of debt	(0.6)	(1.2)	(8.1)
Other income, net	—	1.0	0.3
Income (loss) before provision for income taxes and equity in earnings of investee companies	146.5	269.1	(419.4)
Provision for income taxes	(2.0)	(11.0)	(4.0)
Equity in earnings of investee companies, net of tax	2.5	0.6	(1.1)
Net income (loss) before allocation to redeemable and non-redeemable noncontrolling interests	147.0	258.7	(424.5)
Net income attributable to redeemable and non-redeemable noncontrolling interests	—	0.5	0.7
Net income (loss) attributable to OUTFRONT Media Inc.	$147.0	$258.2	$(425.2)

Net income (loss) per common share:
Basic	$0.83	$1.54	$(2.70)
Diluted	$0.82	$1.51	$(2.70)

Weighted average shares outstanding:
Basic	167.8	161.9	161.0
Diluted	169.2	170.8	161.0
See accompanying notes to consolidated financial statements.

OUTFRONT Media Inc.
Consolidated Statements of Comprehensive Income (Loss)

	Year Ended December 31,
(in millions)	2025	2024	2023
Net income (loss) before allocation to redeemable and non-redeemable noncontrolling interests	$147.0	$258.7	$(424.5)
Net income attributable to redeemable and non-redeemable noncontrolling interests	—	0.5	0.7
Net income (loss) attributable to OUTFRONT Media Inc.	147.0	258.2	(425.2)
Other comprehensive income (loss), net of tax:
Cumulative translation adjustments	—	(4.0)	3.1
Write-off of currency translation losses related to a disposition	—	10.1	—
Net actuarial gain	0.2	0.2	0.2
Write off of net actuarial gain related to a disposition	—	(0.6)	—
Total other comprehensive income (loss), net of tax	0.2	5.7	3.3
Total comprehensive income (loss)	$147.2	$263.9	$(421.9)
See accompanying notes to consolidated financial statements.

OUTFRONT Media Inc.
Consolidated Statements of Redeemable Noncontrolling Interests, Preferred Stock and Equity

				Stockholders’ Equity
(in millions, except per share amounts)	Redeemable Non-Controlling Interests	Shares of Series A Preferred Stock	Series A Preferred Stock ($0.01 per share par value)	Shares of Common Stock	Common Stock $0.01 per share par value)	Additional Paid-In Capital	Distribution in Excess of Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Non-Controlling Interests
Balance as of December 31, 2022	$27.2	0.1	$119.8	160.3	$1.6	$2,391.3	$(1,188.6)	$(9.1)	$1,195.2	$1.8
Net income (loss)	0.7	—	—	—	—	—	(425.2)	—	(425.2)	—
Other comprehensive income	—	—	—	—	—	—	—	3.3	3.3	—
Stock-based payments:
Vested	—	—	—	1.6	0.1	—	—	—	0.1	—
Amortization	—	—	—	—	—	28.4	—	—	28.4	—
Shares paid for tax withholding for stock-based payments	—	—	—	(0.8)	—	(12.5)	—	—	(12.5)	—
Series A Preferred Stock dividends (7%)	—	—	—	—	—	—	(8.8)	—	(8.8)	—
Dividends ($1.20 per share)	—	—	—	—	—	—	(198.5)	—	(198.5)	—
Adjustment to redeemable value of noncontrolling interests	4.7	—	—	—	—	(4.7)	—	—	(4.7)	—
Other	(1.3)			—	—	—	—	—	—	(0.1)
Balance as of December 31, 2023	31.3	0.1	119.8	161.1	1.7	2,402.5	(1,821.1)	(5.8)	577.3	1.7
Net income	0.5	—	—	—	—	—	258.2	—	258.2	—
Other comprehensive income	—	—	—	—	—	—	—	5.7	5.7	—
Stock-based payments:
Vested	—	—	—	1.5	—	—	—	—	—	—
Amortization	—	—	—	—	—	30.8	—	—	30.8	—
Shares paid for tax withholding for stock-based payments	—	—	—	(0.6)	—	(7.8)	—	—	(7.8)	—
Purchase of non-controlling interest	(24.6)	—	—	—	—	0.3	—	—	0.3	—
Series A Preferred Stock dividends (7%)	—	—	—	—	—	—	(8.8)	—	(8.8)	—
Dividends ($1.65 per share)	—	—	—	4.0	—	74.7	(274.5)	—	(199.8)	—
Adjustment to redeemable value of noncontrolling interests	6.9	—	—	—	—	(6.9)	—	—	(6.9)	—
Other	(0.5)	—	—	—	—	—	—	—	—	(0.1)
Balance as of December 31, 2024	$13.6	0.1	$119.8	166.0	$1.7	$2,493.6	$(1,846.2)	$(0.1)	$649.0	$1.6

OUTFRONT Media Inc.
Consolidated Statements of Redeemable Noncontrolling Interests, Preferred Stock and Equity (Continued)

				Stockholders’ Equity
(in millions, except per share amounts)	Redeemable Non-Controlling Interests	Shares of Series A Preferred Stock	Series A Preferred Stock ($0.01 per share par value)	Shares of Common Stock	Common Stock ($0.01 per share par value)	Additional Paid-In Capital	Distribution in Excess of Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Non-Controlling Interests
Balance as of December 31, 2024	$13.6	0.1	$119.8	166.0	$1.7	$2,493.6	$(1,846.2)	$(0.1)	$649.0	$1.6
Net income (loss)	0.1	—	—	—	—	—	147.0	—	147.0	(0.1)
Other comprehensive loss	—	—	—	—	—	—	—	0.2	0.2	—
Stock-based payments:
Vested	—	—	—	2.2	—	—	—	—	—	—
Amortization	—	—	—	—	—	30.0	—	—	30.0	—
Shares paid for tax withholding for stock-based payments		—	—	(0.9)	—	(17.2)	—	—	(17.2)	—
Series A Preferred Stock conversions	—	(0.1)	(121.1)	7.9	0.1	121.0	—	—	121.1	—
Series A Preferred Stock dividends (7%)	—	—	1.3	—	—	—	(7.9)	—	(7.9)	—
Dividends ($1.20 per share)	—	—	—	—	—	—	(203.7)	—	(203.7)	—
Adjustment to redeemable value of noncontrolling interests	8.1	—	—	—	—	(8.1)	—	—	(8.1)	—
Other	0.2	—	—	—	—	—	—	—	—	—
Balance as of December 31, 2025	$22.0	—	$—	175.2	$1.8	$2,619.3	$(1,910.8)	$0.1	$710.4	$1.5

See accompanying notes to consolidated financial statements.

OUTFRONT Media Inc.
Consolidated Statements of Cash Flows

	Year Ended December 31,
(in millions)	2025	2024	2023
Operating activities:
Net income (loss) attributable to OUTFRONT Media Inc.	$147.0	$258.2	$(425.2)
Adjustments to reconcile net income (loss) to net cash flow provided by operating activities:
Net income attributable to redeemable and non-redeemable noncontrolling interests	—	0.5	0.7
Depreciation and amortization	160.2	151.5	160.5
Deferred tax benefit	—	(1.2)	(0.1)
Stock-based compensation	30.0	30.8	28.4
Provision for doubtful accounts	6.6	5.7	5.8
Accretion expense	2.8	2.9	3.1
Net gain on dispositions	(2.3)	(160.9)	(14.2)
Impairment charges	—	—	511.4
Loss on extinguishment of debt	0.6	1.2	8.1
Equity in earnings of investee companies, net of tax	(2.5)	(0.6)	1.1
Distributions from investee companies	0.6	1.1	1.0
Amortization of deferred financing costs and debt discount	5.8	6.1	6.7
Change in assets and liabilities, net of investing and financing activities:
Increase in receivables	(67.0)	(23.3)	(4.0)
Increase in prepaid MTA equipment deployment costs	—	—	(21.8)
(Increase) decrease in prepaid expenses and other current assets	(3.1)	0.1	(4.9)
Increase (decrease) in accounts payable and accrued expenses	4.3	13.7	(9.2)
Increase in operating lease assets and liabilities	8.3	10.2	10.6
Increase in deferred revenues	14.9	5.1	3.5
Increase (decrease) in income taxes	(0.2)	0.7	(2.6)
Decrease in assets and liabilities held for sale, net	—	(2.1)	—
Other, net	1.6	(0.5)	(4.7)
Net cash flow provided by operating activities	307.6	299.2	254.2

Investing activities:
Capital expenditures	(88.8)	(78.1)	(86.8)
Acquisitions	(13.1)	(19.5)	(33.7)
MTA franchise rights	(19.6)	(12.0)	0.6
Net proceeds from dispositions	6.3	317.6	12.4
Investment in investee companies	—	(1.2)	—
Return of investment in investee companies	1.5	0.7	—
Net cash flow provided by (used for) investing activities	(113.7)	207.5	(107.5)

Financing activities:
Proceeds from long-term debt borrowings	499.4	—	450.0
Repayments of long-term debt borrowings	(400.0)	(200.0)	(400.0)
Proceeds from borrowings under short-term debt facilities	90.0	145.0	120.0
Repayments of borrowings under short-term debt facilities	(100.0)	(200.0)	(85.0)
Payments of deferred financing costs	(5.5)	(0.3)	(10.7)
Payments of debt extinguishment charges	—	—	(6.3)
Taxes withheld for stock-based compensation	(14.5)	(7.8)	(12.5)
Purchase of redeemable noncontrolling interest	—	(23.9)	—
Dividends	(210.3)	(208.4)	(207.0)
Net cash flow used for financing activities	(140.9)	(495.4)	(151.5)

OUTFRONT Media Inc.
Consolidated Statements of Cash Flows (Continued)

	Year Ended December 31,
(in millions)	2025	2024	2023
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	(0.4)	0.4
Net increase (decrease) in cash, cash equivalents and restricted cash	53.0	10.9	(4.4)
Cash, cash equivalents and restricted cash at beginning of year	46.9	36.0	40.4
Cash, cash equivalents and restricted cash at end of year	$99.9	$46.9	$36.0

Supplemental disclosure of cash flow information:
Cash paid for income taxes (Note 17)	$2.2	$11.5	$6.7
Cash paid for interest	140.9	151.6	150.7

Non-cash investing and financing activities:
Accrued purchases of property and equipment	$5.4	$7.0	$7.7
Accrued MTA franchise rights	2.5	1.9	3.0
Taxes withheld for stock-based compensation	2.6	—	—

See accompanying notes to consolidated financial statements.

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements

Note 1. Description of Business and Basis of Presentation

Description of Business

OUTFRONT Media Inc. (the “Company”) and its subsidiaries (collectively, “we,” “us” or “our”) is a real estate investment trust (“REIT”) that provides advertising space (“displays”) on out-of-home advertising structures and sites in the United States (the “U.S.”), enabling advertisers to engage with audiences in high-impact in-real-life moments and environments. Our inventory consists of billboard displays primarily located on the most heavily traveled highways and roadways in top Nielsen Designated Market Areas (“DMAs”), and transit advertising displays operated under exclusive multi-year contracts with municipalities in large cities across the U.S. In total, we have displays in approximately 120 markets across the U.S., including the 25 largest markets in the U.S. We currently manage our operations through two reportable operating segments—(1) Billboard and (2) Transit. Prior to its sale in 2024, our Canadian operations comprised our International operating segment, which did not meet the criteria to be a reportable segment and accordingly, was included in Other. Historical operating results of our Canadian operations are included in Other through the date of sale.

On June 7, 2024, we sold all of our equity interests in Outdoor Systems Americas ULC and its subsidiaries (the “Transaction”), which held all of the assets of the Company’s outdoor advertising business in Canada (the “Canadian Business”). (See Note 14. Acquisitions and Dispositions: Dispositions: Canadian Business.)

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

New York Metropolitan Transportation Authority (the “MTA”) Agreement—Under our agreement with the MTA, as title to the various digital displays we are obligated to deploy transfers to the MTA on installation, the cost of deploying these screens throughout the transit system does not represent our property and equipment. The portion of deployment costs expected to be reimbursed from transit franchise fees that would otherwise be payable to the MTA are recorded as Prepaid MTA equipment

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements (Continued)
deployment costs on the Consolidated Statement of Financial Position and charged to operating expenses as advertising revenue is generated. The short-term portion of Prepaid MTA equipment deployment costs represents the costs that we expect to recover from the MTA in the next twelve months. The portion of deployment costs expected to be reimbursed from advertising revenues that would otherwise be retained by us under the contract are recorded as Intangible assets on the Consolidated Statement of Financial Position and charged to amortization expense on a straight-line basis over the contract period. We assess the recoverability of the MTA contract on an as-needed basis and apply significant judgment in assessing factors to determine if there is an indication that the revenues expected to be generated over the term of the agreement will be sufficient to cover all or a portion of the equipment deployment costs, including evaluating macroeconomic conditions, industry trends, and events specific to the Company, including monitoring the Company’s actual installation of digital displays against the deployment schedule. Additionally, we assess these factors by comparing revenue projections of the deployed digital displays to actual financial results.

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

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements (Continued)
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

Adoption of New Accounting Standards

In the fourth quarter of 2025, we retrospectively adopted the FASB’s guidance to enhance the transparency and decision usefulness of income tax disclosures primarily related to rate reconciliation and income taxes paid information. (See Note 17. Income Taxes to the Consolidated Financial Statements.)

Recent Pronouncements

In December 2025, the FASB issued amendments to improve the guidance for interim reporting. The amendments clarify a list of disclosures that are required by U.S. GAAP and requires entities to disclose events since the end of the last annual reporting period that have a material effect on the entity. The amendments are effective for interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. We do not expect the amendments to have a significant impact on our interim financial reporting.

In September 2025, the FASB issued amendments to guidance related to accounting for internal-use software. An entity is required to start capitalizing software costs when management has authorized and committed to funding the software project and it is probable that the project will be completed and the software will be used to perform the function intended. The amendments are effective for annual reporting periods beginning after December 15, 2027, and interim periods within those fiscal years. Early adoption is permitted. We do not expect the amendments to have an impact on our consolidated financial statements.

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

Note 3. Property and Equipment, Net

The table below presents the balances of major classes of assets and accumulated depreciation.

	As of December 31,
(in millions)	2025	2024
Land	$110.4	$110.2
Buildings and improvements	49.0	47.1
Advertising structures	1,743.4	1,752.8
Furniture, equipment and other	194.2	186.8
Construction in progress	29.6	32.9
	2,126.6	2,129.8
Less accumulated depreciation	1,482.8	1,480.9
Property and equipment, net	$643.8	$648.9

Depreciation expense was $90.6 million in 2025, $79.5 million in 2024 and $79.3 million in 2023.

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements (Continued)
Note 4. Long-Lived Assets

Goodwill

Goodwill was $2,006.4 million in each of 2025 and 2024 and was related to our Billboard segment. There were no changes in the book value of goodwill for each of the years ended December 31, 2025 and 2024.

In the fourth quarter of 2025, we performed a qualitative assessment of our Billboard reporting unit for possible goodwill impairment and no additional goodwill impairment was identified.

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

Our identifiable intangible assets consist of the following:

(in millions)	Gross	Accumulated Amortization	Impairment	Net
As of December 31, 2025:
Permits and leasehold agreements	$1,538.1	$(983.8)	$—	$554.3
Franchise agreements(a)	909.0	(371.7)	(485.8)	51.5
Other intangible assets	18.2	(12.0)	—	6.2
Total intangible assets	$2,465.3	$(1,367.5)	$(485.8)	$612.0

As of December 31, 2024:
Permits and leasehold agreements	$1,535.9	$(935.7)	$—	$600.2
Franchise agreements(a)	888.8	(360.9)	(485.8)	42.1
Other intangible assets	19.5	(9.8)	—	9.7
Total intangible assets	$2,444.2	$(1,306.4)	$(485.8)	$652.0
(a)We reclassified all Prepaid MTA equipment deployment costs (see Note 19. Commitments and Contingencies) and recorded impairments in the first and second quarters of 2024, due to the long-term outlook of our Transit reporting unit.

In 2025, we acquired 16 displays, resulting in amortizable intangible assets for permits and leasehold agreements, and other intangible assets of $10.7 million, which are amortized using the straight-line method over their estimated useful lives, an average period of 18.7 years.

All of our intangible assets, except goodwill, are subject to amortization. Amortization expense was $69.6 million in 2025, $72.0 million in 2024 and $81.2 million in 2023.

As a result of negative aggregate undiscounted cash flow forecasts related to our New York Metropolitan Transportation Authority (the “MTA”) asset group, we performed quarterly impairment analyses on the MTA asset group during 2024 and recorded impairment charges of $17.9 million during 2024, representing additional MTA equipment deployment cost spending during the first six months of 2024. No impairment charges were recorded during 2025.

We expect our aggregate annual amortization expense for intangible assets for each of the years 2026 through 2030, to be as follows:

(in millions)	2026	2027	2028	2029	2030
Amortization expense	$67.4	$62.5	$58.4	$55.1	$52.7

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements (Continued)
Note 5. Leases

Lessee

The following table presents our operating lease assets and liabilities:

	As of
(in millions, except years and percentages)	December 31, 2025	December 31, 2024
Operating lease assets	$1,521.5	$1,503.8
Short-term operating lease liabilities	172.9	168.7
Non-current operating lease liabilities	1,374.7	1,351.8

Weighted-average remaining lease term	10.8 years	10.8 years
Weighted-average discount rate	6.4%	6.4%

The components of our lease expenses were as follows:

	Year Ended December 31,
(in millions)	2025	2024	2023
Operating expenses	$445.8	$481.4	$497.7
Selling, general and administrative expenses	12.4	13.8	13.0
Variable costs	113.4	125.8	138.5

Cash paid for operating leases	461.5	485.3	486.6
Leased assets obtained in exchange for new operating lease liabilities	275.9	193.9	397.2

In 2025, 2024 and 2023, sublease income related to office properties was immaterial.

As of December 31, 2025, minimum rental payments under operating leases are as follows:

(in millions)	Operating Leases
2026	$264.9
2027	267.2
2028	224.7
2029	203.5
2030	182.7
2031 and thereafter	1,104.2
Total operating lease payments	2,247.2
Less: Interest	699.6
Present value of lease liabilities	$1,547.6

Lessor

We recorded rental income of $1,287.3 million in 2025, $1,336.9 million in 2024 and $1,349.3 million in 2023 in Revenues on our Consolidated Statement of Operations.

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements (Continued)
As of December 31, 2025, rental payments to be received under non-cancellable operating leases are as follows:

(in millions)	Rental Income
2026	$528.2
2027	48.1
2028	10.4
2029	6.5
2030	2.5
2031 and thereafter	9.9
Total minimum payments	$605.6

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

	Year Ended December 31,
(in millions)	2025	2024
Balance, at beginning of period	$33.9	$33.0
Accretion expense	2.8	2.9
Additions	0.3	0.3
Liabilities settled	(3.0)	(2.1)
Foreign currency translation adjustments	—	(0.2)
Balance, at end of period	$34.0	$33.9

Note 7. Related Party Transactions

On January 18, 2023, we entered into a transaction with an affiliate of Providence Equity Partners L.L.C. (the “Providence Affiliate”) in connection with the Providence Affiliate’s purchase of a lease for certain outdoor advertising assets (the “Assets”) from a third-party seller. Pursuant to an agreement between us and the Providence Affiliate (the “Billboard Agreement”), we agreed to exclusively market, license and make advertising space available on the Assets to third-party advertisers for a term of up to ten years (the “Billboard Transaction”). In return, we will retain all revenues from the sale of advertising with respect to the Assets less the following payments to the Providence Affiliate or its payment designee, as applicable: (i) a minimum annual guarantee payment paid to the Providence Affiliate’s payment designee that increases from approximately $1.8 million to $3.5 million during the term of the Billboard Agreement; (ii) a minimum annual guarantee payment paid to the Providence Affiliate that increases from $8.5 million to $12.0 million by year six and adjusted for inflation thereafter through year ten; (iii) a percentage revenue share payment on gross revenues generated above $22.0 million paid to the Providence Affiliate during the term of the Billboard Agreement; (iv) a percentage revenue share payment on net revenues until $100.0 million is paid to the Providence Affiliate or its payment designee, as applicable; and (v) a one-time payment of $10.0 million paid to the Providence Affiliate on the fifth anniversary of the closing of the Billboard Transaction (the “Billboard Transaction Closing”) if we have not yet acquired the Assets as described below. The Billboard Agreement also provides that (i) we have the option to acquire the Assets from the Providence Affiliate between the third and seventh anniversaries of the Billboard Transaction Closing at pre-agreed prices depending on the time at which we exercise the option; (ii) prior to the seventh anniversary of the Billboard Transaction Closing, we have a right of first offer prior to any sale of the Assets by the Providence Affiliate to a third-party; and (iii) in the event of a termination of the Billboard Agreement by the Providence Affiliate after a sale to a third-party, we may in certain circumstances be entitled to receive a termination payment. As of December 31, 2025, operating lease assets related to the Billboard Agreement were $76.9 million, current operating lease liabilities related to the Billboard Agreement were $5.7 million and non-current operating lease liabilities related to the Billboard Agreement were $83.0 million, and are included in Operating lease assets, current Operating lease liabilities and non-current Operating lease liabilities, respectively, on the Consolidated Statements of Financial Position. Billboard revenues related to the Billboard Agreement were $12.2 million in 2025, $10.6 million in 2024 and recorded in Revenues on the Consolidated Statement of Operations. Operating lease

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements (Continued)
expenses related to the Billboard Agreement were $12.0 million in 2025 and $11.5 million in 2024 and recorded in Operating expenses on the Consolidated Statement of Operations.

Joint Ventures

We have a 50% ownership interest in one active joint venture that operates transit shelters in the greater Los Angeles area and two active joint ventures which operate a total of nine billboard displays in New York and Boston. All of these ventures are accounted for as equity investments. These investments totaled $9.0 million as of December 31, 2025, and $8.6 million as of December 31, 2024, and are included in Other assets on the Consolidated Statements of Financial Position. We provided sales and management services to these joint ventures and recorded management fees in Revenues on the Consolidated Statement of Operations of $3.1 million in 2025, $4.2 million in 2024 and $4.9 million in 2023.

Note 8. Debt

Debt, net, consists of the following:

	As of December 31,
(in millions, except percentages)	2025	2024
Short-term debt:
AR Facility	$—	$10.0
Total short-term debt	—	10.0

Long-term debt:
Term loan	$499.3	$399.5

Senior secured notes:
7.375% senior secured notes, due 2031	450.0	450.0

Senior unsecured notes:
5.000% senior unsecured notes, due 2027	650.0	650.0
4.250% senior unsecured notes, due 2029	500.0	500.0
4.625% senior unsecured notes, due 2030	500.0	500.0
Total senior unsecured notes	1,650.0	1,650.0

Debt issuance costs	(15.9)	(17.0)
Total long-term debt, net	2,583.4	2,482.5

Total debt, net	$2,583.4	$2,492.5

Weighted average cost of debt	5.3%	5.4%

	Payments Due by Period
(in millions)	2026	2027	2028	2029	2030	2031 and Thereafter	Total
Long-term debt	$—	$650.0	$—	$500.0	$500.0	$950.0	$2,600.0

On September 24, 2025, the Company, along with its wholly-owned subsidiaries, Outfront Media Capital LLC and Outfront Media Capital Corporation (together, the “Borrowers”), and other guarantor subsidiaries party thereto (together with the Company, the “Guarantors”), entered into a credit agreement, dated as of September 24, 2025 (the “Credit Agreement”) to refinance the Company’s previously existing senior secured credit facilities (the “Refinancing”). The Credit Agreement provides for, among other things, (i) a $500.0 million revolving credit facility (the “Revolving Credit Facility”) with a maturity date of September 24, 2030, and (ii) a $500.0 million term loan (the “Term Loan,” together with the Revolving Credit Facility,

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements (Continued)
the “Senior Credit Facilities”) with a maturity date of September 24, 2032. Borrowings under the Revolving Credit Facility and the Term Loan bear interest at a rate equal to SOFR (as defined in the Credit Agreement) or the Base Rate (as defined in the Credit Agreement) plus an applicable margin ranging from 1.25% to 1.75% for SOFR borrowings (or 1.00% less for Base Rate borrowings) of the Revolving Credit Facility and from 1.75% to 2.00% for SOFR borrowings (or 1.00% less for Base Rate borrowings) of the Term Loan, subject to adjustments based on the Company’s Consolidated Net Secured Leverage Ratio (as defined in the Credit Agreement) or the Company’s credit ratings, respectively. The Revolving Credit Facility and the Term Loan are senior secured obligations of the Borrowers, are guaranteed on a senior secured basis by the Guarantors, and are secured by liens on substantially all of the assets of the Borrowers and the Guarantors.

In 2025, we recorded a Loss on extinguishment of debt of $0.6 million on the Consolidated Statement of Operations, relating to the write-off of deferred financing costs and a portion of the discount on our previously existing term loan. In 2024, we recorded a Loss on extinguishment of debt of $1.2 million on the Consolidated Statement of Operations, relating to the write-off of deferred financing costs and a portion of the discount on our previously existing term loan.

Term Loan

The interest rate on the Term Loan was 5.7% per annum as of December 31, 2025. As of December 31, 2025, a discount of $0.7 million on the Term Loan remains unamortized. The discount is being amortized through Interest expense, net, on the Consolidated Statement of Operations.

Revolving Credit Facility

As of December 31, 2025, there were no outstanding borrowings under the Revolving Credit Facility.

The commitment fee based on the amount of unused commitments under the Revolving Credit Facility was $1.9 million in 2025, $2.0 million in 2024 and $1.7 million in 2023. As of December 31, 2025, we had issued letters of credit totaling approximately $5.1 million against the letter of credit facility sublimit under the Revolving Credit Facility.

Standalone Letter of Credit Facilities

As of December 31, 2025, we had issued letters of credit totaling approximately $67.2 million under our aggregate $81.0 million standalone letter of credit facilities. The total fees under the letter of credit facilities in 2025, 2024 and 2023 were immaterial.

Accounts Receivable Securitization Facilities

As of December 31, 2025, we have a $150.0 million revolving accounts receivable securitization facility (the “AR Facility”), which terminates in June 2027, unless further extended.

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

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements (Continued)
As of December 31, 2025, there were no outstanding borrowings under the AR Facility. As of December 31, 2025, borrowing capacity remaining under the AR Facility was $150.0 million based on approximately $412.6 million of accounts receivable that could be used as collateral for the AR Facility in accordance with the agreements governing the AR Facility. The commitment fee based on the amount of unused commitments under the AR Facility was $0.3 million in 2025, $0.3 million in 2024 and $0.2 million in 2023.

Debt Covenants

The Credit Agreement governing the Senior Credit Facilities, the agreements governing the AR Facility, and the indentures governing our senior notes contain customary affirmative and negative covenants, subject to certain exceptions, including but not limited to those that restrict the Company’s and its subsidiaries’ abilities to (i) pay dividends on, repurchase or make distributions in respect to the Company’s or its wholly-owned subsidiary, Outfront Media Capital LLC’s, capital stock or make other restricted payments other than dividends or distributions necessary for us to maintain our REIT status and/or avoid incurring taxes, subject to certain conditions and exceptions, (ii) enter into agreements restricting certain subsidiaries’ ability to pay dividends or make other intercompany or third-party transfers, and (iii) incur additional indebtedness or grant additional liens. One of the exceptions to the restriction on our ability to incur additional indebtedness is satisfaction of a Consolidated Total Leverage Ratio, which is the ratio of our consolidated total debt to our Consolidated EBITDA (as defined in the Credit Agreement) for the trailing four consecutive quarters, of no greater than 6.5 to 1.0. As of December 31, 2025, our Consolidated Total Leverage Ratio was 4.7 to 1.0, in accordance with the Credit Agreement.

The terms of the Credit Agreement (and under certain circumstances, the agreements governing the AR Facility) require that we maintain a Consolidated Net Secured Leverage Ratio, which is the ratio of (i) our consolidated secured debt (less unrestricted cash) to (ii) our Consolidated EBITDA (as defined in the Credit Agreement) for the trailing four consecutive quarters, of no greater than 4.5 to 1.0 (subject to potential acquisition-related adjustments). As of December 31, 2025, our Consolidated Net Secured Leverage Ratio was 1.5 to 1.0 in accordance with the Credit Agreement. As of December 31, 2025, we are in compliance with our debt covenants.

Deferred Financing Costs

As of December 31, 2025, we had deferred $20.4 million in fees and expenses associated with the Term Loan, the Revolving Credit Facility, the AR Facility and our senior notes. We are amortizing the deferred fees through Interest expense, net, on our Consolidated Statement of Operations over the respective terms of the Term Loan, Revolving Credit Facility, AR Facility and our senior notes.

Fair Value

Under the fair value hierarchy, observable inputs such as unadjusted quoted prices in active markets for identical assets or liabilities are defined as Level 1; observable inputs other than quoted prices included within Level 1 that are either directly or indirectly observable for the asset or liability are defined as Level 2; and unobservable inputs for the asset or liability are defined as Level 3. The aggregate fair value of our debt, which is estimated based on quoted market prices of similar liabilities, was approximately $2.6 billion as of December 31, 2025 and $2.5 billion as of December 31, 2024. The fair value of our debt as of both December 31, 2025 and 2024 is classified as Level 2.

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

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements (Continued)
Note 10. Accumulated Other Comprehensive Income

The following table presents the changes in the components of accumulated other comprehensive income.

(in millions)	Cumulative Translation Adjustments	Net Actuarial Gain (Loss)	Accumulated Other Comprehensive Income (Loss)
As of December 31, 2022	$(9.2)	$0.1	$(9.1)
Other comprehensive income before reclassifications	3.1	0.2	3.3
Total other comprehensive income, net of tax	3.1	0.2	3.3
As of December 31, 2023	(6.1)	0.3	(5.8)
Reclassification of accumulated comprehensive income (loss) related to a disposition	6.1	(0.6)	5.5
Amortization of actuarial losses reclassified to net income	—	0.2	0.2
Total other comprehensive income (loss), net of tax	6.1	(0.4)	5.7
As of December 31, 2024	—	(0.1)	(0.1)
Other comprehensive income before reclassifications	—	0.2	0.2
Total other comprehensive income net of tax	—	0.2	0.2
As of December 31, 2025	$—	$0.1	$0.1

There was no tax provision or benefit related to net actuarial gain (loss) included in other comprehensive income in 2025, 2024 and 2023.

Note 11. Equity

As of December 31, 2025, 450,000,000 shares of our common stock, par value $0.01 per share, were authorized; 175,177,242 shares were issued and outstanding; and 50,000,000 shares of our preferred stock, par value $0.01 per share, were authorized with no shares issued and outstanding.

On November 26, 2025, the remaining 125,000 shares outstanding of our Series A Convertible Perpetual Preferred Stock (the “Series A Preferred Stock”), par value $0.01 per share, were converted to 7,903,431 shares of our common stock, in accordance with the terms of the Articles Supplementary, effective as of April 20, 2020.

During 2025, we paid cash dividends of $6.6 million on the Series A Preferred Stock.

We have a sales agreement in connection with an “at-the-market” equity offering program (the “ATM Program”), under which we may, from time to time, issue and sell shares of our common stock up to an aggregate offering price of $300.0 million. We have no obligation to sell any of our common stock under the sales agreement and may at any time suspend solicitations and offers under the sales agreement. In 2025, no shares of our common stock were sold under the ATM Program. As of December 31, 2025, we had approximately $232.5 million of capacity remaining under the ATM Program.

On January 17, 2025, we effectuated a 1-for-1.024549 reverse stock split on our common stock (the “Reverse Stock Split”). All shares of the Company’s common stock included in these Consolidated Financial Statements have been retroactively adjusted as though the Reverse Stock Split has been effected prior to all periods presented.

On February 25, 2026, we announced that our board of directors approved a quarterly cash dividend of $0.30 per share on our common stock, payable on March 31, 2026, to stockholders of record at the close of business on March 6, 2026.

Note 12. Revenues

We do not disclose the value of unsatisfied performance obligations for contracts with an original expected term of one year or less, which primarily represent the transaction price allocated to the remaining display period for unsatisfied transit franchise contracts.

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements (Continued)
The following table summarizes revenues by source:

	Years Ended December 31,
(in millions)	2025	2024	2023
Billboard:
Static displays	$904.8	$936.3	$948.0
Digital displays	434.3	448.4	441.7
Other	52.3	52.7	55.2
Billboard revenues	1,391.4	1,437.4	1,444.9
Transit:
Static displays	179.1	185.5	191.8
Digital displays	214.8	165.9	146.6
Other	37.3	39.2	31.1
Transit revenues	431.2	390.6	369.5
Other	9.1	2.9	6.2
Total revenues	$1,831.7	$1,830.9	$1,820.6

Rental income was $1,287.3 million in 2025, $1,336.9 million in 2024 and $1,349.3 million in 2023, and is recorded in Revenues on the Consolidated Statement of Operations.

The following table summarizes revenues by geography:

	Years Ended December 31,
(in millions)	2025	2024	2023
United States:
Billboard	$1,391.4	$1,409.3	$1,369.7
Transit	431.2	383.8	352.6
Other	9.1	2.9	6.2
Total United States revenues	1,831.7	1,796.0	1,728.5
Canada	—	34.9	92.1
Total revenues	$1,831.7	$1,830.9	$1,820.6

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

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements (Continued)

Note 13. Restructuring Charges

On June 23, 2025, we announced a restructuring and reduction in force plan (the “Plan”) intended to achieve the Company’s strategic goals of increasing sales demand, enhancing customer experience, optimizing internal cost efficiencies, and realigning its organization. The Plan provided for a reduction of the Company’s workforce by approximately 120 employees, or 6% of the Company’s total employees as of June 23, 2025. As of June 30, 2025, all reductions have been completed. In 2025, we recorded restructuring charges of approximately $20.1 million associated with the Plan, consisting of $17.9 million of severance payments, employee benefits and related costs (including approximately $2.2 million in non-cash charges for stock-based compensation), and $2.2 million of professional fees. In 2025, restructuring charges of $8.4 million were recorded in Billboard, $3.7 million were recorded in Transit and $8.0 million were recorded in Corporate. As of December 31, 2025, restructuring reserves related to severance payments, employee benefits and related costs remained outstanding and is included in Other current liabilities on the Consolidated Statement of Financial Position, as follows:

(in millions)	Total Restructuring Reserve	Severance, Employee Benefits, and Related Costs	Professional Fees
As of December 31, 2024	$—	$—	$—
Charged to expense	20.1	17.9	2.2
Non-cash charges for stock-based compensation	(2.2)	(2.2)	—
Liabilities settled	(11.3)	(9.1)	(2.2)
As of December 31, 2025	$6.6	$6.6	$—

Note 14. Acquisitions and Dispositions

Acquisitions

We completed several asset acquisitions for a total purchase price of approximately $13.1 million in 2025, $19.5 million in 2024 and $33.7 million in 2023. The value of the assets acquired has primarily been allocated to the related permits and leasehold agreements intangible assets (see Note 4. Long-lived Assets: Intangible Assets).

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

In the first quarter of 2025, the Company updated its long-term equity incentive compensation program for the Company’s executive officers and certain other employees by adding a relative total shareholder return (“TSR”) financial measure and removing adjusted funds from operations as a financial measure for the allocation and calculation of PRSUs awards. The Company modified the vesting schedule for the PRSU awards as well. Accordingly, the Company’s annual long-term equity incentive compensation awards for these employees will be allocated as follows going forward: (i) 60% PRSUs, which contain market and service conditions, (1) with 60% of the awards earned based on one-year Adjusted OIBDA (as defined below) performance, subject to ratable vesting over a three-year period following the grant date, and (2) 40% earned based on the Company’s TSR relative to the TSRs of the companies in a custom peer group based on a three-year performance period from January 1, 2025 to December 31, 2027, subject to cliff vesting in full on the third anniversary of the award grant date; and (ii) 40% time-based restricted share units (“RSUs"), which only contain a service condition, subject to ratable vesting over a three-year period following the grant date. The number of PRSUs eligible to vest will range from 0% to 120% or 0% to 200% of target based on the Company’s Adjusted OIBDA performance and the Company’s relative TSR performance, as applicable. Monte Carlo method simulation has been used to estimate the grant date fair value of the PRSUs that have a market condition.

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

The following table summarizes our stock-based compensation expense for 2025, 2024 and 2023.

	Year Ended December 31,
(in millions)	2025	2024	2023
Stock-based compensation expense (RSUs and PRSUs), before income taxes	$30.0	$30.8	$28.4
Tax benefit	(1.6)	(1.1)	(1.0)
Stock-based compensation expense, net of tax	$28.4	$29.7	$27.4

As of December 31, 2025, total unrecognized compensation cost related to non-vested RSUs and PRSUs was $24.4 million, which is expected to be recognized over a weighted average period of 1.9 years.

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements (Continued)
RSUs and PRSUs

The following table summarizes the 2025 activity of the RSUs and PRSUs issued to our employees.

	Activity	Weighted Average Per Share Grant Date Fair Market Value
Non-vested as of December 31, 2024	3,282,970	$15.37
Granted:
RSUs	1,176,172	18.26
PRSUs	709,428	16.15
Vested:
RSUs	(1,250,059)	16.72
PRSUs	(548,029)	16.64
Forfeitures:
RSUs	(144,272)	17.23
PRSUs	(22,365)	18.33
Non-vested as of December 31, 2025	3,203,845	15.76

The total fair value of RSUs and PRSUs that vested was $30.0 million during 2025, $30.1 million during 2024 and $36.2 million during 2023.

Note 16. Retirement Benefits

Prior to the Transaction, we sponsored two defined benefit pension plans covering specific groups of employees in Canada and the U.S. On June 7, 2024, we completed the sale of the Canadian Business in the Transaction, which included the Outfront Media Canada LP pension plan.

The pension plan in the U.S. covers a small number of hourly employees. The investments of the pension plan in the U.S. consist entirely of the plan’s interest in a trust, which invests the assets of this plan. The pension plan in the U.S. is funded in accordance with requirements of the Employee Retirement Income Security Act of 1974, as amended.

The benefit obligation, fair value of plan assets, net periodic pension costs and activity within these balances as of and for the years ended December 31, 2025 and 2024, related to the pension plan in the U.S. and activity for the Canada pension plan prior to the Transaction, are immaterial. The tables below represents the activity related to both the Canadian and U.S. pension plans for 2023.

We use a December 31 measurement date for all pension plans.

The following table sets forth the change in benefit obligation for our pension plans.

(in millions)	As of December 31, 2023
Benefit obligation, beginning of year	$47.0
Interest cost	2.1
Actuarial gain	(0.3)
Settlements paid	(20.2)
Benefits paid	(2.0)
Cumulative translation adjustments	0.6
Benefit obligation, end of year	$27.2

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements (Continued)
The following tables present the components of net periodic pension cost and amounts recognized in other comprehensive income (loss).

(in millions)	As of December 31, 2023
Interest cost	$2.1
Expected return on plan assets	(2.6)
Settlement gain	(0.5)
Net periodic pension cost	$(1.0)

Estimated future benefit payments for pension plans and expected contributions to our defined benefit pension plan in the U.S. are estimated to be immaterial.

Multi-Employer Pension and Postretirement Benefit Plans

We contribute to multi-employer plans that provide pension and other postretirement benefits to certain employees under collective bargaining agreements. Contributions to these plans were $4.7 million in 2025, $4.2 million in 2024 and $3.3 million in 2023. Based on our contributions to each individual multi-employer plan relative to the total contributions of all participating employers in such plan, no multi-employer plan was deemed to be individually significant to us.

Defined Contribution Plans

Employer contributions for defined contribution plans sponsored by us were $7.2 million in 2025, $7.8 million in 2024 and $8.6 million in 2023.

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

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements (Continued)
Cash paid for income taxes, net of refunds received, was as follows:

	Year Ended December 31,
(in millions)	2025	2024	2023
Federal	$0.3	$(0.9)	$—
State and local(a)	1.3	0.8	1.3
Foreign:
Canada	0.1	1.6	5.4
Withholding taxes	0.5	10.0	—
Cash paid for income taxes, net of refunds received	$2.2	$11.5	$6.7

(a) State and local taxes by jurisdiction:
Texas	$0.7	$0.6	$0.6
Oregon	0.2	0.1	0.1
New York	0.1	—	0.1
New Hampshire	0.1	0.1	—
Massachusetts	—	0.1	0.1
Tennessee	—	(0.2)	0.2
Other	0.2	0.1	0.2
Total state and local taxes by jurisdiction	$1.3	$0.8	$1.3

The U.S. and foreign components of Income (loss) before provision for income taxes and equity in earnings of investee companies were as follows:

	Year Ended December 31,
(in millions)	2025	2024	2023
United States	$146.5	$265.4	$(431.2)
Foreign	—	3.7	11.8
Income (loss) before provision for income taxes and equity in earnings of investee companies	$146.5	$269.1	$(419.4)

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements (Continued)
The following table reconciles Income (loss) before provision for income taxes and equity in earnings of investee companies to REIT taxable income.

	Year Ended December 31,
(in millions)	2025	2024	2023
Income (loss) before provision for income taxes and equity in earnings of investee companies	$146.5	$269.1	$(419.4)
Net income (loss) of TRSs	(1.2)	10.8	151.4
Income (loss) from REIT operations	145.3	279.9	(268.0)
Book/tax differences
Depreciation	35.8	24.7	27.9
Amortization	(18.5)	(15.8)	(13.6)
Dividend from foreign subsidiary	—	5.7	2.1
Stock-based compensation	(7.7)	9.5	(0.9)
Deferred gain for tax	(5.6)	(4.2)	(6.8)
Investments in joint ventures	(2.0)	(6.3)	5.5
Gain from sale of Canada	—	(70.7)	—
Executive compensation	13.0	9.2	11.2
Lease expense	5.4	7.9	8.4
Provision for doubtful accounts	4.6	4.1	1.5
Impairment charges(a)	—	13.1	388.2
Other	16.9	24.0	13.6
REIT taxable income (estimated)	$187.2	$281.1	$169.1
(a)Impairment charges related to our Transit business (see Note 4. Long-Lived Assets).

The components of the Provision for income taxes are as follows:

	Year Ended December 31,
(in millions)	2025	2024	2023
Current:
Federal	$(0.4)	$(0.2)	$—
State and local	(0.9)	(1.1)	(1.0)
Foreign	(0.7)	(10.9)	(3.1)
	(2.0)	(12.2)	(4.1)
Deferred:
Foreign	—	1.2	0.1
	—	1.2	0.1
Provision for income taxes	$(2.0)	$(11.0)	$(4.0)

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements (Continued)
The difference between income taxes expected at the U.S. federal statutory income tax rate of 21% and the Provision for income taxes is summarized as follows:

	Year Ended December 31,
	2025		2024		2023
(in millions, except percentages)	Tax Amount	Tax Rate	Tax Amount	Tax Rate	Tax Amount	Tax Rate
Benefit (provision) for income taxes on income at U.S. statutory rate	$(30.8)	21.0%	$(56.5)	21.0%	$89.2	21.0%
State and local taxes, net of federal tax benefit(a)	(0.8)	0.5	(1.1)	0.4	(1.0)	(0.2)
Effect of foreign operations:
Canada:
Statutory rate difference between Canada and the U.S.	—	—	1.1	(0.4)	0.6	0.1
Provincial taxes	—	—	0.3	(0.1)	(1.1)	(0.2)
Withholding tax on proceeds of the sale of Canadian operations	(0.5)	0.3	(10.0)	3.7	—	—
Other	(0.2)	0.1	(1.1)	0.4	(0.5)	(0.1)
Changes in valuation allowances	0.8	(0.5)	(5.5)	2.0	(4.5)	(1.2)
Nontaxable or nondeductible items:
REIT dividends paid deduction	30.5	(20.7)	58.8	(21.8)	24.2	5.7
Impairment charges(b)	—	—	—	—	(110.6)	(26.0)
Other nondeductible items	(0.9)	0.6	2.5	(1.0)	(0.6)	(0.1)
Other adjustments, net	(0.1)	0.1	0.5	(0.1)	0.3	0.1
Provision for income taxes	$(2.0)	1.4%	$(11.0)	4.1%	$(4.0)	(0.9)%
(a)State and local taxes consist primarily of taxes in Texas and Oregon.
(b)Primarily a permanent book/tax difference for impairment charges related to our Transit business (see Note 4. Long-Lived Assets).

The following table is a summary of the components of deferred income tax assets and liabilities.

	As of December 31,
(in millions)	2025	2024
Deferred income tax assets:
Provision for expenses and losses	$12.3	$9.9
Postretirement and other employee benefits	2.9	2.7
Tax credit and loss carryforwards	4.0	5.4
Property, equipment and intangible assets	4.9	5.8
Total deferred income tax assets	24.1	23.8
Valuation allowance	(24.1)	(23.8)
Deferred income tax assets, net	—	—

Deferred income tax liabilities:
Property, equipment and intangible assets	—	—
Postretirement and other employee benefits	—	—
Other	—	—
Total deferred income tax liabilities	—	—

Deferred income tax liabilities, net	$—	$—

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements (Continued)
As of December 31, 2025, we had federal, state and local net operating loss carryforwards of $15.1 million. These losses can be carried forward indefinitely for federal tax purposes but are subject to certain federal, state and local utilization limitations.

As of December 31, 2025, there are no undistributed earnings of foreign subsidiaries due to the sale of the Canadian Business in the Transaction in 2024. All undistributed earnings of foreign subsidiaries prior to the Transaction were distributed to our stockholders in 2024.

The reserve for uncertain tax positions of $0.2 million as of December 31, 2025.

We recognize interest and penalty charges related to the reserve for uncertain tax positions as part of income tax expense. These charges were not material for any of the periods presented.

We are subject to taxation in the U.S. and various state, local and foreign jurisdictions. Tax years 2022 to present are open for examination by the tax authorities.

Note 18. Earnings Per Share (“EPS”)

	Year Ended December 31,
(in millions)	2025	2024	2023
Net income (loss) available for common stockholders(a)	$147.0	$258.2	$(425.2)
Less: Distributions to holders of Series A Preferred Stock	7.9	8.8	8.8
Net income (loss) available for common stockholders(b)	$139.1	$249.4	$(434.0)

Weighted average shares for basic EPS	167.8	161.9	161.0
Dilutive potential shares from grants of RSUs, PRSUs and stock options(c)	1.4	1.1	—
Dilutive potential shares issuable upon conversion of Series A Preferred Stock(d)	—	7.8	—
Weighted average shares for diluted EPS(c)(d)	169.2	170.8	161.0
(a)For 2024, Net income available for common stockholders for the calculation of diluted EPS.
(b)For 2025 and 2023, Net income (loss) available for common stockholders for the calculation of both basic and diluted EPS. For 2024, Net income (loss) available for common stockholders for the calculation of basic EPS.
(c)The potential impact of an aggregate 0.1 million granted RSUs and PRSUs for 2025 and 1.8 million granted RSUs and PRSUs for 2023 was antidilutive. The potential impact of granted RSUs and PRSUs for 2024 was immaterial.
(d)The potential impact of 7.8 million shares of our common stock issuable upon conversion of our Series A Preferred Stock in 2023 was antidilutive. In November 2025, all outstanding shares of the Series A Preferred Stock were converted to shares of our common stock (see Note 11. Equity).

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

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements (Continued)
As of December 31, 2025, guaranteed minimum annual payments are as follows:

(in millions)	Guaranteed Minimum Annual Payments
2026	$213.8
2027	219.9
2028	224.0
2029	224.7
2030	176.1
2031 and thereafter	113.8
Total minimum payments	$1,172.3

Under our current agreement with the MTA (as amended, the “MTA Agreement”):

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

•Recoupment of Equipment Deployment Costs. We may retain incremental revenues that exceed an annual base revenue amount for the cost of deploying advertising and communications displays throughout the transit system. Recoupable MTA equipment deployment costs are recorded as Prepaid MTA equipment deployment costs and Intangible assets on our Consolidated Statement of Financial Position, and as these costs are recouped from incremental revenues that the MTA would otherwise be entitled to receive, Prepaid MTA equipment deployment costs will be reduced. If incremental revenues generated over the term of the agreement are not sufficient to cover all or a portion of the equipment deployment costs, the costs will not be recouped, which could have an adverse effect on our business, financial condition and results of operations, including impairment charges (see Note 4. Long-Lived Assets). If we do not recoup all costs of deploying advertising and communications screens with respect to the New Inventory by the end of the term of the MTA Agreement, the MTA will be obligated to reimburse us for these costs. Deployment costs in an amount not to exceed $50.7 million, which are deemed authorized before December 31, 2020, will be paid directly by the MTA. All other deployment costs are subject to recoupment in accordance with the MTA Agreement. We did not recoup any equipment deployment costs in 2025. However, we do expect to recoup some equipment deployment costs throughout the remainder of the Amended Term (as defined below) of the MTA Agreement.

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

During 2025, we had no recoupment from incremental revenues. As of December 31, 2025, 27,354 digital displays had been installed, composed of 5,023 digital advertising screens on subway and train platforms and entrances, 15,904 smaller-format

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements (Continued)
digital advertising screens on rolling stock and 6,427 MTA communications displays. In the fourth quarter of 2025, 13 installations occurred, for a total of 1,109 installations occurring in 2025. We substantially completed our initial deployment in 2024, with the remaining deployment required under the MTA Agreement subject to satisfaction of various conditions and work to be performed by the MTA. We are currently only performing maintenance operations, and replacing damaged and broken displays. During 2025, we incurred equipment deployment costs of $20.1 million, which were recorded as Intangible assets related to franchise agreements. As of December 31, 2025, we had Intangible assets related to franchise agreements balance related to the MTA Agreement of $27.4 million.
As a result of negative aggregate undiscounted cash flow forecasts related to our MTA asset group, we performed quarterly impairment analyses on the MTA asset group during 2024 and recorded impairment charges of $17.9 million in 2024, representing additional MTA equipment deployment cost spending during the first six months of 2024. No impairment charges were recorded during 2025.

Letters of Credit

We have indemnification obligations with respect to letters of credit and surety bonds primarily used as security against non-performance in the normal course of business. As of December 31, 2025, the outstanding letters of credit were approximately $72.3 million and outstanding surety bonds were approximately $108.8 million, and were not recorded on the Consolidated Statements of Financial Position.

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

The following tables set forth our financial performance by segment. We present Operating income (loss) before Depreciation, Amortization, Net gain on dispositions, Stock-based compensation, Restructuring charges and Impairment charges (“Adjusted OIBDA”) as the primary measure of profit and loss for our operating segments. Adjusted OIBDA margin is a secondary measure utilized to measure performance of our operating segments.

Our chief operating decision maker utilized Adjusted OIBDA and Adjusted OIBDA margin in evaluating our operating performance and planning and forecasting future periods, as each is an important indicator of our operational strength and business performance. We believe these measures highlight operational trends and provide an important perspective on operational performance across periods.

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements (Continued)

	Year Ended December 31,
(in millions, except percentages)	2025	2024	2023
Billboard:
Billboard revenues	$1,391.4	$1,409.3	$1,369.7
Billboard property lease(a)	(446.6)	(472.3)	(477.3)
Posting, maintenance and other(a)	(149.3)	(148.4)	(134.9)
Significant Billboard segment operating expenses(a)	(595.9)	(620.7)	(612.2)
Significant Billboard segment selling, general and administrative(b)	(266.6)	(268.1)	(256.9)
Billboard Adjusted OIBDA	$528.9	$520.5	$500.6
Billboard Adjusted OIBDA margin	38.0%	36.9%	36.5%

Transit:
Transit revenues	$431.2	$383.8	$352.6
Transit franchise(a)	(243.2)	(236.3)	(235.6)
Posting, maintenance and other(a)	(72.2)	(68.2)	(62.4)
Significant Transit segment operating expenses(a)	(315.4)	(304.5)	(298.0)
Significant Transit segment selling, general and administrative(b)	(72.7)	(71.0)	(70.6)
Transit Adjusted OIBDA	$43.1	$8.3	$(16.0)
Transit Adjusted OIBDA margin	10.0%	2.2%	(4.5)%

Total segments:
Segment revenues	$1,822.6	$1,793.1	$1,722.3
Billboard property lease(a)	(446.6)	(472.3)	(477.3)
Transit franchise(a)	(243.2)	(236.3)	(235.6)
Posting, maintenance and other(a)	(221.5)	(216.6)	(197.3)
Significant segment operating expenses(a)	(911.3)	(925.2)	(910.2)
Significant segment selling, general and administrative(b)	(339.3)	(339.1)	(327.5)
Segment Adjusted OIBDA	$572.0	$528.8	$484.6

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements (Continued)

	Year Ended December 31,
(in millions)	2025	2024	2023
Reconciliation to net income (loss):
Segment Adjusted OIBDA	$572.0	$528.8	$484.6
Non-segment Adjusted OIBDA	(72.7)	(64.0)	(28.4)
Total Adjusted OIBDA	499.3	464.8	456.2
Restructuring charges(c)	(20.1)	—	—
Net gain on dispositions	2.3	160.9	14.2
Impairment charges	—	(17.9)	(534.7)
Depreciation	(90.6)	(79.5)	(79.3)
Amortization	(69.6)	(72.0)	(81.2)
Stock-based compensation	(27.8)	(30.8)	(28.4)
Total operating income (loss)	293.5	425.5	(253.2)
Interest expense, net	(146.4)	(156.2)	(158.4)
Loss on extinguishment of debt	(0.6)	(1.2)	(8.1)
Other income, net	—	1.0	0.3
Income (loss) before provision for income taxes and equity in earnings of investee companies	146.5	269.1	(419.4)
Provision for income taxes	(2.0)	(11.0)	(4.0)
Equity in earnings of investee companies, net of tax	2.5	0.6	(1.1)
Net income (loss) before allocation to redeemable and non-redeemable noncontrolling interests	147.0	258.7	(424.5)
Net income attributable to redeemable and non-redeemable noncontrolling interests	—	0.5	0.7
Net income (loss) attributable to OUTFRONT Media Inc.	$147.0	$258.2	$(425.2)

Revenues	$1,831.7	$1,830.9	$1,820.6

Billboard property lease(a)	(446.6)	(482.8)	(499.7)
Transit franchise(a)	(243.2)	(238.1)	(240.3)
Posting, maintenance and other(a)	(228.7)	(228.1)	(223.1)
Operating expenses(a)	(918.5)	(949.0)	(963.1)
Selling, general and administrative(b)	(441.7)	(447.9)	(429.7)
Stock-based compensation	27.8	30.8	28.4
Adjusted OIBDA	$499.3	$464.8	$456.2
(a)The significant expense categories and amounts align with the segment-level information that is regularly provided to the chief operating decision maker.
(b)Selling, general and administrative expenses includes, but is not limited to, compensation and benefits, including commissions, professional fees, office rent and travel and entertainment.
(c)In 2025, Restructuring charges associated with the Plan, consists of severance payments, employee benefits and related costs, and professional fees, and includes approximately $2.2 million in non-cash charges for stock-based compensation.

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements (Continued)
Other disclosures(a):

	As of and For the Year Ended December 31,
(in millions)	2025	2024	2023
Revenues(b):
United States	$1,831.7	$1,796.0	$1,728.5
Canada	—	34.9	92.1
Total revenues	$1,831.7	$1,830.9	$1,820.6

Long-lived Assets(c):
United States	$4,798.8	$4,820.7	$4,962.6
Canada(d)	—	—	214.3
Total long-lived assets	$4,798.8	$4,820.7	$5,176.9
(a)Total assets and capital expenditures by segment are not regularly provided or reviewed by the chief operating decision maker. These metrics are reviewed and managed on a consolidated basis.
(b)Revenues classifications are based on the geography of the advertising.
(c)Reflects total assets less current assets, investments and non-current deferred tax assets.
(d)On June 7, 2024, the Company completed the sale of the Canadian Business in the Transaction. In 2023, includes amounts reclassified as Assets held for sale on the Consolidated Statement of Financial Position. (See Note 14. Acquisitions and Dispositions: Dispositions: Canadian Business.)

Note 21. Subsequent Event

On February 17, 2026, the Company entered into agreements with AdQuick, Inc. (“AdQuick”), pursuant to which, among other things, (i) AdQuick licenses its out-of-home sales cloud product to the Company for an initial non-cancellable three-year term (including a specified exclusivity period) for an annual fee; and (ii) the Company invests up to $20.0 million in AdQuick, with approximately $4.0 million paid on February 17, 2026, and additional approximately $4.0 million payments made in four equal tranches, subject to the achievement of specified implementation milestones. We are still evaluating the impact of these agreements on our future Consolidated Financial Statements.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our management has concluded that our internal control over financial reporting was effective as of December 31, 2025 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The effectiveness of our internal control over financial reporting as of December 31, 2025 has been audited by PricewaterhouseCoopers LLP (PCAOB ID 238), an independent registered public accounting firm, as stated in their report which appears in “Item 8. Financial Statements and Supplementary Data.”

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

Item 9B. Other Information.

On December 12, 2025, Matthew Siegel, the Company’s Executive Vice President and Chief Financial Officer, adopted a trading arrangement for the sale of the Company’s common stock (the “Rule 10b5-1 Trading Plan”) that is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act. The Rule 10b5-1 Trading Plan, which has a term of one year, provides for the sale of up to 75,000 shares of the Company’s common stock pursuant to the terms of the Rule 10b5-1 Trading Plan.

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

All additional information required by this item is incorporated by reference to our Proxy Statement for the 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2025.

Item 11. Executive Compensation.

The information required by this item is incorporated by reference to our Proxy Statement for the 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2025.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated by reference to our Proxy Statement for the 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2025.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated by reference to our Proxy Statement for the 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2025.

Item 14. Principal Accounting Fees and Services.

The information required by this item is incorporated by reference to our Proxy Statement for the 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2025.

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

Page No.
Schedule II - Valuation and Qualifying Accounts for the years ended December 31, 2025, 2024 and 2023.	98
Schedule III - Schedule of Real Estate and Accumulated Depreciation as of December 31, 2025.	99

OUTFRONT Media Inc.
Schedule II—Valuation and Qualifying Accounts
(in millions)

Col. A	Col. B	Col. C			Col. D	Col. E
Description	Balance at Beginning of Period	Balance Acquired through Acquisitions	Charged to Costs and Expenses	Charged to Other Accounts(a)	Deductions	Balance at End of Period
Allowance for doubtful accounts:
Year ended December 31, 2025	$20.6	$—	$6.5	$0.3	$4.2	$23.2
Year ended December 31, 2024	17.2	—	5.6	1.2	3.4	20.6
Year ended December 31, 2023	20.2	—	5.8	(0.1)	8.7	17.2
Valuation allowance on deferred tax assets:
Year ended December 31, 2025	$23.8	$—	$0.3	$—	$—	$24.1
Year ended December 31, 2024	16.6	—	7.2	—	—	23.8
Year ended December 31, 2023	11.9	—	4.7	—	—	16.6
(a)Reflects recoveries, change in allowance related to foreign currency translation adjustments in 2024 and 2023 and amounts reclassified to Assets held for sale on the Consolidated Statements of Financial Position in 2023.

OUTFRONT Media Inc.
SCHEDULE III – Schedule of Real Estate and
Accumulated Depreciation
as of December 31, 2025
(in millions)

		Initial Cost		Cost Capitalized Subsequent to Acquisition	Gross Carrying Amount at December 31, 2025 (3)
Description (1)	Encumbrances	Land	Structures and Improvements		Land	Structures and Improvements	Total	Accumulated Depreciation	Construction Date	Acquisition Date	Useful Lives
Structures added prior to January 1, 2014
35,834 displays	—	(2)	(2)	(2)	$79.8	$1,410.8	$1,490.6	$(1,126.0)	Various	Various	3 to 20 years
Structures added subsequent to January 1, 2014
2,406 displays		$30.6	$388.9	$(56.3)	$30.6	$332.6	$363.2	$(172.1)	Various	Various	3 to 20 years
Total
38,240 displays					$110.4	$1,743.4	$1,853.8	$(1,298.1)	Various	Various	3 to 20 years
______________________
(1)No single asset exceeded 5% of the total gross carrying amount as of December 31, 2025.
(2)This information is omitted as it would be impracticable to compile on a site-by-site basis.
(3)Includes sites under construction.

The following table summarizes the activity for the Company’s real estate assets, which consist of advertising displays, and the related accumulated depreciation.

	2025	2024	2023
Gross real estate assets:
Balance at the beginning of the year	$1,863.0	$2,186.5	$2,119.0
New Investments	18.8	14.0	19.6
Redevelopments	38.1	33.7	37.2
Recurring capital expenditures	18.8	15.0	8.8
Land acquisitions	0.2	0.1	0.1
Additions for construction of / improvements to structures	75.9	62.8	65.7
Assets sold or written-off	(85.1)	(374.6)	(6.5)
Foreign exchange	—	(11.7)	8.3
Balance at the end of the year	$1,853.8	$1,863.0	$2,186.5
Accumulated depreciation:
Balance at the beginning of the year	$1,307.3	$1,594.4	$1,519.5
Depreciation	72.8	59.5	60.2
Impairment	—	—	12.5
Assets sold or written-off	(82.0)	(335.9)	(5.4)
Foreign exchange	—	(10.7)	7.6
Balance at the end of the year	$1,298.1	$1,307.3	$1,594.4

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

4.5	Description of OUTFRONT Media Inc. Common Stock (incorporated herein by reference to Exhibit 4.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, file No. 001-36367).

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

10.9
OUTFRONT Media Inc. Amended and Restated Executive Bonus Plan (incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2015, File No. 001-36367).*

10.10	OUTFRONT Media Excess 401(k) Plan (incorporated herein by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 (File No. 333-286904), filed on May 1, 2025).*

10.11
Form of Certificate and Terms and Conditions for Performance-Based Restricted Share Units Awards with Time Vesting granted under the OUTFRONT Media Inc. Amended and Restated Omnibus Stock Incentive Plan (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2025, File No. 001-36367).*

10.12
Form of Certificate and Terms and Conditions for One-Time Transition Performance-Based Restricted Share Units Awards with Time Vesting granted under the OUTFRONT Media Inc. Amended and Restated Omnibus Stock Incentive Plan (incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2025, File No. 001-36367).*

10.13
Form of Certificate and Terms and Conditions for One-Time Interim Chief Executive Officer Restricted Share Units Award with Time Vesting granted under the OUTFRONT Media Inc. Amended and Restated Omnibus Stock Incentive Plan (incorporated herein by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2025, File No. 001-36367).*

10.14
Form of Certificate and Terms and Conditions for Restricted Share Units Awards with Time Vesting granted under the OUTFRONT Media Inc. Amended and Restated Omnibus Stock Incentive Plan (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021, File No. 001-36367).*

10.15
Form of Certificate and Terms and Conditions for Restricted Share Units Awards with Time Vesting for Directors granted under the OUTFRONT Media Inc. Amended and Restated Omnibus Stock Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021, File No. 001-36367).*

10.16
Summary of Compensation for Outside Directors, effective June 7, 2022 and July 1, 2022 (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2022, File No. 001-36367).*

10.17
Employment Agreement with Jodi Senese, dated as of June 6, 2016 (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2016, File No. 001-36367).*

10.18
Letter Agreement with Jodi Senese, dated as of May 1, 2025 (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2025, File No. 001-36367).*

10.19
Employment Agreement with Mark Bonanni, dated as of June 2, 2025 (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2025, File No. 001-36367).*

10.20	OUTFRONT Media Inc. Executive Change in Control Severance Plan.*

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

10.31
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

10.32
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

10.33
Letter Agreement between OUTFRONT Media Inc. and Jeremy J. Male, dated as of December 16, 2024 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-36367), filed on December 17, 2024).*

10.34
Letter Agreement between OUTFRONT Media Inc. and Nicolas Brien, dated as of January 31, 2025 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-36367), filed on February 4, 2025).*

10.35
Credit Agreement, dated as of September 24, 2025, by and among Outfront Media Capital LLC, Outfront Media Capital Corporation, the guarantors party thereto, Wells Fargo Bank, National Association, and the other lenders party thereto from time to time (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-36367), filed on September 25, 2025).

10.36
Employment Agreement with James Norton, dated as of July 21, 2025 (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2025, File No. 001-36367).*

10.37
Employment Agreement with Nicolas Brien, dated as of August 21, 2025 (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-36367), filed on August 21, 2025).*

10.38
Employment Agreement with Laurie Rosenfield, dated as of August 31, 2025 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2025 (file No. 001-36367).*

10.39
Form of Certificate and Terms and Conditions for One-Time Chief Executive Officer and Chief Financial Officer Stock Price Performance-Based Restricted Share Units Awards with Time Vesting granted under the OUTFRONT Media Inc. Amended and Restated Omnibus Stock Incentive Plan (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2025 (file No. 001-36367).*

10.40	Employment Agreement with Stacy Minero, dated as of December 1, 2025.*

19.1	OUTFRONT Media Inc. Insider Trading Policy (incorporated herein by reference to Exhibit 19.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, File No. 001-36367).

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

Date:	February 26, 2026	OUTFRONT MEDIA INC.

		By:	/s/ Matthew Siegel
			Name:	Matthew Siegel
			Title:	Executive Vice President and Chief Financial Officer

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

Signature	Title	Date

/s/ Nicolas Brien	Chief Executive Officer and Director	February 26, 2026
Nicolas Brien	(Principal Executive Officer)

/s/ Matthew Siegel	Executive Vice President and Chief Financial Officer	February 26, 2026
Matthew Siegel	(Principal Financial Officer)

/s/ Patrick Martin	Senior Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)	February 26, 2026
Patrick Martin

/s/ Michael Barrett	Director	February 26, 2026
Michael Barrett

/s/ Mark Carleton	Director	February 26, 2026
Mark Carleton

/s/ Angela Courtin	Director	February 26, 2026
Angela Courtin

/s/ Manuel A. Diaz	Director	February 26, 2026
Manuel A. Diaz

/s/ Michael J. Dominguez	Chairman and Director	February 26, 2026
Michael J. Dominguez

/s/ Peter Mathes	Director	February 26, 2026
Peter Mathes

/s/ Nicolle Pangis	Director	February 26, 2026
Nicolle Pangiss

/s/ Susan M. Tolson	Director	February 26, 2026
Susan M. Tolson