Form 10-Q
period 2026-03-31
OUTFRONT Media Inc.
filed 2026-05-08
CIK 1579877

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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

As of May 7, 2026, the number of shares outstanding of the registrant’s common stock was 176,063,510.

OUTFRONT MEDIA INC.
QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2026

PART I
Item 1.    Financial Statements.
OUTFRONT Media Inc.
Consolidated Statements of Financial Position
(Unaudited)

	As of
(in millions)	March 31, 2026	December 31, 2025
Assets:
Current assets:
Cash and cash equivalents	$67.2	$99.9
Receivables, less allowance ($25.0 in 2026 and $23.2 in 2025)	294.3	365.7
Prepaid lease and transit franchise costs	2.6	5.1
Prepaid MTA equipment deployment costs (Note 17)	0.2	—
Other prepaid expenses	25.6	21.9
Other current assets	11.6	11.1
Total current assets	401.5	503.7
Property and equipment, net (Note 3)	644.3	643.8
Goodwill	2,006.4	2,006.4
Intangible assets (Note 4)	603.6	612.0
Operating lease assets (Note 5)	1,553.8	1,521.5
Other assets	28.5	24.2
Total assets	$5,238.1	$5,311.6

Liabilities:
Current liabilities:
Accounts payable	$33.3	$50.2
Accrued compensation	42.4	72.3
Accrued interest	23.4	35.1
Accrued lease and franchise costs	62.7	72.2
Other accrued expenses	63.2	55.5
Deferred revenues	60.1	57.7
Short-term operating lease liabilities (Note 5)	179.5	172.9
Other current liabilities	27.6	29.4
Total current liabilities	492.2	545.3
Long-term debt, net (Note 8)	2,584.5	2,583.4
Asset retirement obligation (Note 6)	34.1	34.0
Operating lease liabilities (Note 5)	1,398.9	1,374.7
Other liabilities	39.2	40.3
Total liabilities	4,548.9	4,577.7

Commitments and contingencies (Note 17)

Redeemable noncontrolling interests (Note 9)	25.8	22.0
Stockholders’ equity (Note 10):
Common stock (2026 - 450.0 shares authorized, and 176.1 shares issued and outstanding; 2025 - 450.0 shares authorized, and 175.2 issued and outstanding)	1.8	1.8
Additional paid-in capital	2,604.6	2,619.3
Distribution in excess of earnings	(1,944.6)	(1,910.8)
Accumulated other comprehensive loss	0.1	0.1
Total stockholders’ equity	661.9	710.4
Noncontrolling interests	1.5	1.5
Total liabilities and equity	$5,238.1	$5,311.6
See accompanying notes to unaudited consolidated financial statements.

OUTFRONT Media Inc.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended
	March 31,
(in millions, except per share amounts)	2026	2025
Revenues	$429.6	$390.7
Expenses:
Operating	227.5	221.3
Selling, general and administrative	107.3	114.7
Net loss on dispositions	1.0	0.1
Depreciation	20.7	23.6
Amortization	17.2	17.1
Total expenses	373.7	376.8
Operating income	55.9	13.9
Interest expense, net	(36.0)	(36.0)
Income (loss) before provision for income taxes and equity in earnings of investee companies	19.9	(22.1)
Provision for income taxes	(0.4)	(0.5)
Equity in earnings of investee companies, net of tax	(0.2)	1.9
Net income (loss) before allocation to redeemable and non-redeemable noncontrolling interests	19.3	(20.7)
Net income (loss) attributable to redeemable and non-redeemable noncontrolling interests	0.2	(0.1)
Net income (loss) attributable to OUTFRONT Media Inc.	$19.1	$(20.6)

Net income (loss) per common share:
Basic	$0.11	$(0.14)
Diluted	$0.11	$(0.14)

Weighted average shares outstanding:
Basic	175.5	166.4
Diluted	177.1	166.4
See accompanying notes to unaudited consolidated financial statements.

OUTFRONT Media Inc.
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended
	March 31,
(in millions)	2026	2025
Net income (loss) before allocation to redeemable and non-redeemable noncontrolling interests	$19.3	$(20.7)
Net income (loss) attributable to redeemable and non-redeemable noncontrolling interests	0.2	(0.1)
Net income (loss) attributable to OUTFRONT Media Inc.	19.1	(20.6)
Total comprehensive income (loss)	$19.1	$(20.6)
See accompanying notes to unaudited consolidated financial statements.

OUTFRONT Media Inc.
Consolidated Statements of Redeemable Noncontrolling Interests, Preferred Stock and Equity
(Unaudited)

				Stockholders’ Equity
(in millions, except per share amounts)	Redeemable Non-controlling Interests	Shares of Series A Preferred Stock	Series A Preferred Stock ($0.01 per share par value)	Shares of Common Stock	Common Stock ($0.01 per share par value)	Additional Paid-In Capital	Distribution in Excess of Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Non-controlling Interests
Balance as of December 31, 2024	$13.6	0.1	$119.8	166.0	$1.7	$2,493.6	$(1,846.2)	$(0.1)	$649.0	$1.6
Net loss	(0.1)	—	—	—	—	—	(20.6)	—	(20.6)	—
Stock-based payments:
Vested	—	—	—	1.9	—	—	—	—	—	—
Amortization	—	—	—	—	—	9.5	—	—	9.5	—
Shares paid for tax withholding for stock-based payments	—	—	—	(0.8)	—	(14.9)	—	—	(14.9)	—
Series A Preferred Stock dividends (7%)	—	—	—	—	—	—	(2.2)	—	(2.2)	—
Dividends ($0.30 per share)	—	—	—	—	—	—	(50.1)	—	(50.1)	—
Adjustment to redeemable value of noncontrolling interests	3.8	—	—	—	—	(3.8)	—	—	(3.8)	—
Other	0.1	—	—	—	—	—	—	—	—	—
Balance as of March 31, 2025	$17.4	0.1	$119.8	167.1	$1.7	$2,484.4	$(1,919.1)	$(0.1)	$566.9	$1.6

Balance as of December 31, 2025	$22.0			175.2	$1.8	$2,619.3	$(1,910.8)	$0.1	$710.4	$1.5
Net income	0.2			—	—	—	19.1	—	19.1	—
Stock-based payments:
Vested	—			1.5	—	—	—	—	—	—
Amortization	—			—	—	5.6	—	—	5.6	—
Shares paid for tax withholding for stock-based payments	—			(0.6)	—	(16.7)	—	—	(16.7)	—
Dividends ($0.30 per share)	—			—	—	—	(52.9)	—	(52.9)	—
Adjustment to redeemable value of noncontrolling interests	3.6			—	—	(3.6)	—	—	(3.6)	—
Balance as of March 31, 2026	$25.8			176.1	$1.8	$2,604.6	$(1,944.6)	$0.1	$661.9	$1.5
See accompanying notes to unaudited consolidated financial statements.

OUTFRONT Media Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31,
(in millions)	2026	2025
Operating activities:
Net income (loss) attributable to OUTFRONT Media Inc.	$19.1	$(20.6)
Adjustments to reconcile net income (loss) to net cash flow provided by operating activities:
Net income (loss) attributable to redeemable and non-redeemable noncontrolling interests	0.2	(0.1)
Depreciation and amortization	37.9	40.7
Stock-based compensation	5.6	9.5
Provision for doubtful accounts	2.2	1.5
Accretion expense	0.7	0.7
Net loss on dispositions	1.0	0.1
Equity in earnings of investee companies, net of tax	0.2	(1.9)
Distributions from investee companies	0.3	0.3
Amortization of deferred financing costs and debt discount	1.4	1.5
Change in assets and liabilities, net of investing and financing activities:
Decrease in receivables	69.2	45.3
Increase in prepaid MTA equipment deployment costs	(0.2)	—
(Increase) decrease in prepaid expenses and other current assets	(3.5)	0.8
Decrease in accounts payable and accrued expenses	(57.1)	(67.8)
Increase in operating lease assets and liabilities	0.5	2.1
Increase in deferred revenues	2.4	16.7
Increase (decrease) in income taxes	—	0.5
Other, net	(4.6)	4.3
Net cash flow provided by operating activities	75.3	33.6

Investing activities:
Capital expenditures	(24.1)	(17.2)
Acquisitions	(8.1)	(5.7)
MTA franchise rights	(1.8)	(4.0)
Net proceeds from dispositions	—	0.7
Investment in investee companies	(4.0)	—
Return of investment in investee companies	—	1.5
Net cash flow used for investing activities	(38.0)	(24.7)

Financing activities:
Proceeds from borrowings under short-term debt facilities	—	50.0
Repayments of borrowings under short-term debt facilities	—	(10.0)
Taxes withheld for stock-based compensation	(16.6)	(12.3)
Dividends	(53.4)	(53.0)
Net cash flow used for financing activities	(70.0)	(25.3)

OUTFRONT Media Inc.
Consolidated Statements of Cash Flows (Continued)
(Unaudited)

	Three Months Ended
	March 31,
(in millions)	2026	2025
Net decrease in cash and cash equivalents	(32.7)	(16.4)
Cash and cash equivalents at beginning of period	99.9	46.9
Cash and cash equivalents at end of period	$67.2	$30.5

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$0.4	$—
Cash paid for interest	47.1	46.2

Non-cash investing and financing activities:
Accrued purchases of property and equipment	$3.3	$13.4
Accrued MTA franchise rights	1.9	1.6
Taxes withheld for stock-based compensation	2.8	2.6
See accompanying notes to unaudited consolidated financial statements.

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)

Note 1. Description of Business and Basis of Presentation

Description of Business

OUTFRONT Media Inc. (the “Company”) and its subsidiaries (collectively, “we,” “us” or “our”) is a real estate investment trust (“REIT”) that provides advertising space (“displays”) on out-of-home advertising structures and sites in the United States (the “U.S.”), enabling advertisers to engage with audiences in high-impact in-real-life moments and environments. Our inventory consists of billboard displays primarily located on the most heavily traveled highways and roadways in top Nielsen Designated Market Areas (“DMAs”), and transit advertising displays operated under exclusive multi-year contracts with municipalities in large cities across the U.S. In total, we have displays in approximately 120 markets across the U.S., including the 25 largest markets. We currently manage our operations through two reportable operating segments—(1) Billboard and (2) Transit.

Basis of Presentation and Use of Estimates

The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules of the Securities and Exchange Commission (the “SEC”). In the opinion of our management, the accompanying unaudited consolidated financial statements reflect all adjustments, consisting of normal and recurring adjustments, necessary for a fair presentation of our financial position, results of operations and cash flows for the periods presented. These financial statements should be read in conjunction with the more detailed financial statements and notes thereto, included in our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on February 26, 2026.

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

Note 2. New Accounting Standards

Adoption of New Accounting Standards

In July 2025, the Financial Accounting Standards Board (the “FASB”) issued guidance in developing reasonable and supportable forecasts as part of estimating expected credit losses. All entities may elect a practical expedient that assumes that current conditions as of the balance sheet date do not change for the remaining life of the asset. The guidance is effective for fiscal years beginning after December 15, 2025, and interim periods within those fiscal years. This guidance did not have an impact on our consolidated financial statements.

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

In November 2024 and January 2025, the FASB issued guidance to improve disclosure of expenses by providing more detailed

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)
information about specific expense categories included in commonly presented financial statement expense captions in the notes to the financial statements. The guidance is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. This guidance does not change or remove current expense disclosure requirements and will not have any impact on our consolidated financial statements. We are evaluating the impact on our notes to the consolidated financial statements.

Note 3. Property and Equipment, Net

The table below presents the balances of major classes of assets and accumulated depreciation.

		As of
(in millions)	Estimated Useful Lives	March 31, 2026	December 31, 2025
Land		$110.4	$110.4
Buildings	15 to 35 years	49.4	49.0
Advertising structures	3 to 20 years	1,750.4	1,743.4
Furniture, equipment and other	3 to 10 years	198.9	194.2
Construction in progress		28.4	29.6
		2,137.5	2,126.6
Less: Accumulated depreciation		1,493.2	1,482.8
Property and equipment, net		$644.3	$643.8

Depreciation expense was $20.7 million in the three months ended March 31, 2026, and $23.6 million in the three months ended March 31, 2025.

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

Our identifiable intangible assets consist of the following:

(in millions)	Gross	Accumulated Amortization	Impairment	Net
As of March 31, 2026:
Permits and leasehold agreements	$1,545.1	$(996.7)	$—	$548.4
Franchise agreements(a)	866.6	(330.8)	(485.8)	50.0
Other intangible assets	18.1	(12.9)	—	5.2
Total intangible assets	$2,429.8	$(1,340.4)	$(485.8)	$603.6

As of December 31, 2025:
Permits and leasehold agreements	$1,538.1	$(983.8)	$—	$554.3
Franchise agreements(a)	909.0	(371.7)	(485.8)	51.5
Other intangible assets	18.2	(12.0)	—	6.2
Total intangible assets	$2,465.3	$(1,367.5)	$(485.8)	$612.0
(a)We reclassified all Prepaid MTA equipment deployment costs and recorded impairments in the first and second quarters of 2024, due to the long-term outlook of our Transit reporting unit.

In the three months ended March 31, 2026, we acquired 6 displays, resulting in amortizable intangible assets for permits and leasehold agreements of $7.7 million, which are amortized using the straight-line method over their estimated useful lives, an average period of 18.4 years.

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)
All of our intangible assets, except goodwill, are subject to amortization. Amortization expense was $17.2 million in the three months ended March 31, 2026, and $17.1 million in the three months ended March 31, 2025.

Note 5. Leases

Lessee

The following table presents our operating lease assets and liabilities:

	As of
(in millions, except years and percentages)	March 31, 2026	December 31, 2025
Operating lease assets	$1,553.8	$1,521.5
Short-term operating lease liabilities	179.5	172.9
Non-current operating lease liabilities	1,398.9	1,374.7

Weighted-average remaining lease term	10.9 years	10.8 years
Weighted-average discount rate	6.4%	6.4%

The components of our lease expenses were as follows:

	Three Months Ended
	March 31,
(in millions)	2026	2025
Operating expenses	$111.4	$109.4
Selling, general and administrative expenses	3.2	2.9
Variable costs	27.1	25.9

Cash paid for operating leases	122.2	133.0
Leased assets obtained in exchange for new operating lease liabilities	96.0	56.1

For each of the three months ended March 31, 2026 and 2025, sublease income related to office properties was immaterial.

Lessor

We recorded rental income of $296.2 million for the three months ended March 31, 2026, and $289.1 million for the three months ended March 31, 2025, in Revenues on our Consolidated Statement of Operations.

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

(in millions)
As of December 31, 2025	$34.0
Accretion expense	0.7
Additions	0.1
Liabilities settled	(0.7)
As of March 31, 2026	$34.1

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)
Note 7. Related Party Transactions

On January 18, 2023, we entered into a transaction with an affiliate of Providence Equity Partners L.L.C. (the “Providence Affiliate”) in connection with the Providence Affiliate’s purchase of a lease for certain outdoor advertising assets (the “Assets”) from a third-party seller. Pursuant to an agreement between us and the Providence Affiliate (the “Billboard Agreement”), we agreed to exclusively market, license and make advertising space available on the Assets to third-party advertisers for a term of up to ten years (the “Billboard Transaction”). In return, we will retain all revenues from the sale of advertising with respect to the Assets less the following payments to the Providence Affiliate or its payment designee, as applicable: (i) a minimum annual guarantee payment paid to the Providence Affiliate’s payment designee that increases from approximately $1.8 million to $3.5 million during the term of the Billboard Agreement; (ii) a minimum annual guarantee payment paid to the Providence Affiliate that increases from $8.5 million to $12.0 million by year six and adjusted for inflation thereafter through year ten; (iii) a percentage revenue share payment on gross revenues generated above $22.0 million paid to the Providence Affiliate during the term of the Billboard Agreement; (iv) a percentage revenue share payment on net revenues until $100.0 million is paid to the Providence Affiliate or its payment designee, as applicable; and (v) a one-time payment of $10.0 million paid to the Providence Affiliate on the fifth anniversary of the closing of the Billboard Transaction (the “Billboard Transaction Closing”) if we have not yet acquired the Assets as described below. The Billboard Agreement also provides that (i) we have the option to acquire the Assets from the Providence Affiliate between the third and seventh anniversaries of the Billboard Transaction Closing at pre-agreed prices depending on the time at which we exercise the option; (ii) prior to the seventh anniversary of the Billboard Transaction Closing, we have a right of first offer prior to any sale of the Assets by the Providence Affiliate to a third-party; and (iii) in the event of a termination of the Billboard Agreement by the Providence Affiliate after a sale to a third-party, we may in certain circumstances be entitled to receive a termination payment. As of March 31, 2026, operating lease assets related to the Billboard Agreement were $74.8 million, current operating lease liabilities related to the Billboard Agreement were $6.2 million and non-current operating lease liabilities related to the Billboard Agreement were $81.4 million, and are included in Operating lease assets, current Operating lease liabilities and non-current Operating lease liabilities, respectively, on the Consolidated Statements of Financial Position. Billboard revenues related to the Billboard Agreement were $2.3 million in the three months ended March 31, 2026, and $3.0 million in the three months ended March 31, 2025, and recorded in Revenues on the Consolidated Statement of Operations. Operating lease expenses related to the Billboard Agreement were $2.8 million in the three months ended March 31, 2026, and $3.0 million in the three months ended March 31, 2025, and recorded in Operating expenses on the Consolidated Statement of Operations.

On February 17, 2026, the Company entered into agreements with AdQuick, Inc. (“AdQuick”), pursuant to which, among other things, (i) AdQuick licenses its out-of-home sales cloud product to the Company for an initial non-cancellable three-year term (including a specified exclusivity period) for an annual fee of $17.0 million; and (ii) the Company invests up to $20.0 million in AdQuick, with approximately $4.0 million paid on February 17, 2026, and additional approximately $4.0 million payments made in four equal tranches, subject to the achievement of specified implementation milestones. We expect AdQuick to be a related party upon the achievement of, and payment with respect to, certain of these milestones. In the three months ended March 31, 2026, we recorded expense of $2.0 million within Selling, general and administrative expenses. The initial investment has been recorded as a cost method investment in Other assets on our Consolidated Statement of Financial Position.

Joint Ventures

Additionally, we have a 50% ownership interest in one active joint venture that operates transit shelters in the greater Los Angeles area and two active joint ventures which operate a total of nine billboard displays in New York and Boston. All of these joint ventures are accounted for as equity investments. These investments totaled $8.6 million as of March 31, 2026, and $9.0 million as of December 31, 2025, and are included in Other assets on the Consolidated Statements of Financial Position. We provided sales and management services to these joint ventures and recorded management fees in Revenues on the Consolidated Statement of Operations of $0.6 million in each of the three months ended March 31, 2026 and 2025.

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)
Note 8. Debt

Debt, net, consists of the following:

	As of
(in millions, except percentages)	March 31, 2026	December 31, 2025
Long-term debt:
Term loan, due 2032	$499.3	$499.3

Senior secured notes:
7.375% senior secured notes, due 2031	450.0	450.0

Senior unsecured notes:
5.000% senior unsecured notes, due 2027	650.0	650.0
4.250% senior unsecured notes, due 2029	500.0	500.0
4.625% senior unsecured notes, due 2030	500.0	500.0
Total senior unsecured notes	1,650.0	1,650.0

Debt issuance costs	(14.8)	(15.9)
Total long-term debt, net	2,584.5	2,583.4

Total debt, net	$2,584.5	$2,583.4

Weighted average cost of debt	5.3%	5.3%

Term Loan

The interest rate on the term loan due in 2032 (the “Term Loan”) was 5.7% per annum as of March 31, 2026. As of March 31, 2026, a discount of $0.7 million on the Term Loan remains unamortized. The discount is being amortized through Interest expense, net, on the Consolidated Statement of Operations.

Revolving Credit Facility

We also have a $500.0 million revolving credit facility, which matures in 2030 (the “Revolving Credit Facility,” together with the Term Loan, the “Senior Credit Facilities”).

As of March 31, 2026, there were no outstanding borrowings under the Revolving Credit Facility.

The commitment fee based on the amount of unused commitments under the Revolving Credit Facility was $0.4 million in the three months ended March 31, 2026, and $0.5 million in the three months ended March 31, 2025. As of March 31, 2026, we had issued letters of credit totaling approximately $5.1 million against the letter of credit facility sublimit under the Revolving Credit Facility.

Standalone Letter of Credit Facilities

As of March 31, 2026, we had issued letters of credit totaling approximately $67.2 million under our aggregate $81.0 million standalone letter of credit facilities. The total fees under the letter of credit facilities were immaterial in each of the three months ended March 31, 2026 and 2025.

Accounts Receivable Securitization Facility

As of March 31, 2026, we have a $150.0 million revolving accounts receivable securitization facility (the “AR Facility”), which terminates in June 2027, unless further extended.

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)

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

As of March 31, 2026, there were no outstanding borrowings under the AR Facility. As of March 31, 2026, borrowing capacity remaining under the AR Facility was $150.0 million based on approximately $351.4 million of accounts receivable that could be used as collateral for the AR Facility in accordance with the agreements governing the AR Facility. The commitment fee based on the amount of unused commitments under the AR Facility was $0.1 million in each of the three months ended March 31, 2026 and 2025.

Debt Covenants

The Credit Agreement governing the Senior Credit Facilities, the agreements governing the AR Facility, and the indentures governing our senior notes contain customary affirmative and negative covenants, subject to certain exceptions, including but not limited to those that restrict the Company’s and its subsidiaries’ abilities to (i) pay dividends on, repurchase or make distributions in respect to the Company’s or its wholly-owned subsidiary, Outfront Media Capital LLC’s, capital stock or make other restricted payments other than dividends or distributions necessary for us to maintain our REIT status and/or avoid incurring taxes, subject to certain conditions and exceptions, (ii) enter into agreements restricting certain subsidiaries’ ability to pay dividends or make other intercompany or third-party transfers, and (iii) incur additional indebtedness or grant additional liens. One of the exceptions to the restriction on our ability to incur additional indebtedness is satisfaction of a Consolidated Total Leverage Ratio, which is the ratio of our consolidated total debt to our Consolidated EBITDA (as defined in the Credit Agreement) for the trailing four consecutive quarters, of no greater than 6.5 to 1.0. As of March 31, 2026, our Consolidated Total Leverage Ratio was 4.4 to 1.0 in accordance with the Credit Agreement.

The terms of the Credit Agreement (and under certain circumstances, the agreements governing the AR Facility) require that we maintain a Consolidated Net Secured Leverage Ratio, which is the ratio of (i) our consolidated secured debt (less unrestricted cash) to (ii) our Consolidated EBITDA (as defined in the Credit Agreement) for the trailing four consecutive quarters, of no greater than 4.5 to 1.0 (subject to potential acquisition-related adjustments). As of March 31, 2026, our Consolidated Net Secured Leverage Ratio was 1.5 to 1.0 in accordance with the Credit Agreement. As of March 31, 2026, we are in compliance with our debt covenants.

Deferred Financing Costs

As of March 31, 2026, we had deferred $19.1 million in fees and expenses associated with the Term Loan, the Revolving Credit Facility, the AR Facility and our senior notes. We are amortizing the deferred fees through Interest expense, net, on our Consolidated Statement of Operations over the respective terms of the Term Loan, Revolving Credit Facility, AR Facility and our senior notes.

Fair Value

Under the fair value hierarchy, observable inputs such as unadjusted quoted prices in active markets for identical assets or liabilities are defined as Level 1; observable inputs other than quoted prices included within Level 1 that are either directly or indirectly observable for the asset or liability are defined as Level 2; and unobservable inputs for the asset or liability are

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)
defined as Level 3. The aggregate fair value of our debt, which is estimated based on quoted market prices of similar liabilities, was approximately $2.6 billion as of both March 31, 2026, and December 31, 2025. The fair value of our debt as of both March 31, 2026, and December 31, 2025, is classified as Level 2.

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

Note 10. Equity

As of March 31, 2026, 450,000,000 shares of our common stock, par value $0.01 per share, were authorized; 176,051,409 shares were issued and outstanding; and 50,000,000 shares of our preferred stock, par value $0.01 per share, were authorized with no shares issued and outstanding.

We have a sales agreement in connection with an “at-the-market” equity offering program (the “ATM Program”), under which we may, from time to time, issue and sell shares of our common stock up to an aggregate offering price of $300.0 million. We have no obligation to sell any of our common stock under the sales agreement and may at any time suspend solicitations and offers under the sales agreement. No shares were sold under the ATM Program during the three months ended March 31, 2026. As of March 31, 2026, we had approximately $232.5 million of capacity remaining under the ATM Program.

On May 7, 2026, we announced that our board of directors approved a quarterly cash dividend of $0.30 per share on our common stock payable on June 30, 2026, to stockholders of record at the close of business on June 5, 2026.

Note 11. Revenues

The following table summarizes revenues by source:

	Three Months Ended
	March 31,
(in millions)	2026	2025
Billboard:
Static displays	$210.5	$206.9
Digital displays	97.9	92.3
Other(a)	24.5	11.5
Billboard revenues	332.9	310.7
Transit:
Static displays	41.0	34.1
Digital displays	44.7	35.6
Other	9.3	8.0
Transit revenues	95.0	77.7
Other	1.7	2.3
Total revenues	$429.6	$390.7

(a)In the first quarter of 2026, includes revenues related to condemnations of $13.5 million.

Rental income was $296.2 million in the three months ended March 31, 2026, and $289.1 million in the three months ended March 31, 2025, and is recorded in Revenues on the Consolidated Statement of Operations.

All revenues were generated in the U.S.

We recognized substantially all of the Deferred revenues on the Consolidated Statement of Financial Position as of December 31, 2025, during the three months ended March 31, 2026.

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)

Note 12. Restructuring Charges

As of June 30, 2025, we completed a restructuring and reduction in force plan (the “Plan”). Restructuring reserves related to severance payments, employee benefits and related costs remained outstanding and is included in Other current liabilities on the Consolidated Statement of Financial Position, as follows:

(in millions)	Severance, Employee Benefits, and Related Costs
As of December 31, 2025	$6.6
Liabilities settled	(2.0)
As of March 31, 2026	$4.6

Note 13. Acquisitions

Acquisitions

We completed several asset acquisitions for a total purchase price of approximately $8.1 million in the three months ended March 31, 2026, and $5.7 million in the three months ended March 31, 2025. The value of the assets acquired has primarily been allocated to the related permits and leasehold agreements intangible assets (see Note 4. Intangible Assets).

Note 14. Stock-Based Compensation

The following table summarizes our stock-based compensation expense for the three months ended March 31, 2026 and 2025.

	Three Months Ended
	March 31,
(in millions)	2026	2025
Stock-based compensation expenses (restricted share units (“RSUs”) and performance-based RSUs (“PRSUs”)), before income taxes	$5.6	$9.5
Tax benefit	(0.3)	(0.4)
Stock-based compensation expense, net of tax	$5.3	$9.1

As of March 31, 2026, total unrecognized compensation cost related to non-vested RSUs and PRSUs was $47.8 million, which is expected to be recognized over a weighted average period of 2.4 years.

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)
RSUs and PRSUs

The following table summarizes activity for the three months ended March 31, 2026, of RSUs and PRSUs issued to our employees.

	Activity	Weighted Average Per Share Grant Date Fair Market Value
Non-vested as of December 31, 2025	3,203,845	$15.76
Granted:
RSUs	723,244	26.16
PRSUs	327,220	32.64
Vested:
RSUs	(1,017,858)	16.15
PRSUs	(409,749)	15.95
Forfeitures:
RSUs	(9,066)	17.84
Non-vested as of March 31, 2026	2,817,636	20.05

Note 15. Income Taxes

We are organized in conformity with the requirements for qualification and taxation as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”) and, accordingly, we have not provided for U.S. federal income tax on our REIT taxable income that we distribute to our stockholders. We have elected to treat our subsidiaries that participate in certain non-REIT qualifying activities as TRSs. As such, we have provided for their federal and state income taxes.

Tax years 2022 to present are open for examination by the tax authorities.

Our effective income tax rate represents a combined annual effective tax rate for federal, state and local taxes applied to interim operating results.

In the three months ended March 31, 2026 and 2025, our effective tax rate differed from the U.S. federal statutory income tax rate primarily due to our REIT status, including the dividends paid deduction, and the impact of state and local taxes.

Note 16. Earnings Per Share (“EPS”)

	Three Months Ended
	March 31,
(in millions)	2026	2025
Net income (loss) available for common stockholders	$19.1	$(20.6)
Less: Distributions to holders of Series A Convertible Perpetual Preferred Stock	—	2.2
Net income (loss) available for common stockholders, basic and diluted	$19.1	$(22.8)

Weighted average shares for basic EPS	175.5	166.4
Dilutive potential shares from grants of RSUs and PRSUs	1.6	—
Weighted average shares for diluted EPS(a)(b)	177.1	166.4
(a)The potential impact of 2.4 million granted RSUs and PRSUs in the three months ended March 31, 2025, were antidilutive. The potential antidilutive impact of granted RSUs and PRSUs in the three months ended March 31, 2026, was immaterial.
(b)The potential impact of 7.8 million shares of our common stock issuable upon conversion of the Series A Convertible Perpetual Preferred Stock (the “Series A Preferred Stock”) in the three months ended March 31, 2025, were antidilutive. In November 2025, all outstanding shares of the Series A Preferred Stock were converted to shares of our common stock.

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)
Note 17. Commitments and Contingencies

Off-Balance Sheet Arrangements

Our off-balance sheet commitments primarily consist of guaranteed minimum annual payments and letters of credit. These arrangements result from our normal course of business and represent obligations that are payable over several years.

Contractual Obligations

New York Metropolitan Transportation Authority (the “MTA”) Agreement

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

Under our current agreement with the MTA (as amended, the “MTA Agreement”):

•Deployments. We must deploy, over a number of years, (i) 5,433 digital advertising screens on subway and train platforms and entrances, (ii) 15,896 smaller-format digital advertising screens on rolling stock, and (iii) 9,283 MTA communications displays, which amounts are subject to the ability of the MTA to fulfill its pre-installation obligations under the MTA Agreement. We are also obligated to deploy certain additional digital advertising screens and MTA communications displays in subway and train stations and rolling stock that the MTA may build or acquire in the future (collectively, the “New Inventory”).

•Recoupment of Equipment Deployment Costs. We may retain incremental revenues that exceed an annual base revenue amount for the cost of deploying advertising and communications displays throughout the transit system. Recoupable MTA equipment deployment costs are recorded as Prepaid MTA equipment deployment costs and Intangible assets on our Consolidated Statement of Financial Position, and as these costs are recouped from incremental revenues that the MTA would otherwise be entitled to receive, Prepaid MTA equipment deployment costs will be reduced. If incremental revenues generated over the term of the agreement are not sufficient to cover all or a portion of the equipment deployment costs, the costs will not be recouped, which could have an adverse effect on our business, financial condition and results of operations, including impairment charges. If we do not recoup all costs of deploying advertising and communications screens with respect to the New Inventory by the end of the term of the MTA Agreement, the MTA will be obligated to reimburse us for these costs. Deployment costs in an amount not to exceed $50.7 million, which are deemed authorized before December 31, 2020, will be paid directly by the MTA. All other deployment costs are subject to recoupment in accordance with the MTA Agreement. We did not recoup any equipment deployment costs in the three months ended March 31, 2026. However, we do expect to recoup some equipment deployment costs throughout the remainder of the Amended Term (as defined below) of the MTA Agreement, beginning in 2026.

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

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)
During the three months ended March 31, 2026, we had no recoupment from incremental revenues. As of March 31, 2026, 27,354 digital displays had been installed, composed of 5,015 digital advertising screens on subway and train platforms and entrances, 15,904 smaller-format digital advertising screens on rolling stock and 6,435 MTA communications displays. In the three months ended March 31, 2026, no installations occurred. We substantially completed our initial deployment in 2024, with the remaining deployment required under the MTA Agreement subject to satisfaction of various conditions and work to be performed by the MTA. We are currently only performing maintenance operations, and replacing damaged and broken displays.

(in millions)	Beginning Balance	Deployment Costs Incurred	Recoupment/MTA Funding	Amortization	Reclassification	Ending Balance
Three months ended March 31, 2026:
Prepaid MTA equipment deployment costs	$—	$0.2	$—	$—	$—	$0.2
Intangible assets (franchise agreements)	27.4	1.2	—	(1.5)	—	27.1
Total	$27.4	$1.4	$—	$(1.5)	$—	$27.3

Year Ended December 31, 2025:
Other current assets	$1.1	$(0.2)	$(0.9)	$—	$—	$—
Intangible assets (franchise agreements)	10.8	20.3	—	(3.7)	—	27.4
Total	$11.9	$20.1	$(0.9)	$(3.7)	$—	$27.4

AdQuick, Inc. Agreement

On February 17, 2026, the Company entered into agreements with AdQuick, Inc. (“AdQuick”), pursuant to which, among other things, (i) AdQuick licenses its out-of-home sales cloud product to the Company for an initial non-cancellable three-year term (including a specified exclusivity period) for an annual fee of $17.0 million; and (ii) the Company invests up to $20.0 million in AdQuick, with approximately $4.0 million paid on February 17, 2026, and additional approximately $4.0 million payments made in four equal tranches, subject to the achievement of specified implementation milestones.

Letters of Credit

We have indemnification obligations with respect to letters of credit and surety bonds primarily used as security against non-performance in the normal course of business. As of March 31, 2026, the outstanding letters of credit were approximately $72.3 million and outstanding surety bonds were approximately $109.0 million, and were not recorded on the Consolidated Statements of Financial Position.

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

Note 18. Segment Information

We have identified our Chief Executive Officer as the chief operating decision maker for purposes of determining segments. We currently manage our operations through two reportable operating segments—(1) Billboard, which provides advertising space on billboard advertising structures and sites in the U.S., and (2) Transit, which provides advertising space on transit advertising displays operating under exclusive multi-year contracts with municipalities in large cities across the U.S. Included in Other are operating results for third-party digital equipment sales, which does not meet the criteria to be a reportable segment.

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)
The following tables set forth our financial performance by segment. We present Operating income (loss) before Depreciation, Amortization, Net loss on dispositions and Stock-based compensation (“Adjusted OIBDA”) as the primary measure of profit and loss for our operating segments. Adjusted OIBDA margin is a secondary measure utilized to measure performance of our operating segments.

Our chief operating decision maker utilized Adjusted OIBDA and Adjusted OIBDA margin in evaluating our operating performance and planning and forecasting future periods, as each is an important indicator of our operational strength and business performance. We believe these measures highlight operational trends and provide an important perspective on operational performance across periods.

	Three Months Ended
	March 31,
(in millions, except percentages)	2026	2025
Billboard:
Billboard revenues	$332.9	$310.7
Billboard property lease(a)	(111.3)	(109.2)
Posting, maintenance and other(a)	(37.1)	(35.7)
Significant Billboard segment operating expenses(a)	(148.4)	(144.9)
Significant Billboard segment selling, general and administrative(b)	(68.1)	(66.8)
Billboard Adjusted OIBDA	$116.4	$99.0
Billboard Adjusted OIBDA margin	35.0%	31.9%

Transit:
Transit revenues	$95.0	$77.7
Transit franchise(a)	(59.7)	(58.0)
Posting, maintenance and other(a)	(17.9)	(16.6)
Significant Transit segment operating expenses(a)	(77.6)	(74.6)
Significant Transit segment selling, general and administrative(b)	(18.8)	(17.3)
Transit Adjusted OIBDA	$(1.4)	$(14.2)
Transit Adjusted OIBDA margin	(1.5)%	(18.3)%

Total segments:
Segment revenues	$427.9	$388.4
Billboard property lease(a)	(111.3)	(109.2)
Transit franchise(a)	(59.7)	(58.0)
Posting, maintenance and other(a)	(55.0)	(52.3)
Significant segment operating expenses(a)	(226.0)	(219.5)
Significant segment selling, general and administrative(b)	(86.9)	(84.1)
Segment Adjusted OIBDA	$115.0	$84.8

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)

	Three Months Ended
	March 31,
(in millions)	2026	2025
Reconciliation to net income (loss):
Segment Adjusted OIBDA	$115.0	$84.8
Non-segment Adjusted OIBDA	(14.6)	(20.6)
Total Adjusted OIBDA	100.4	64.2
Net loss on dispositions	(1.0)	(0.1)
Depreciation	(20.7)	(23.6)
Amortization	(17.2)	(17.1)
Stock-based compensation	(5.6)	(9.5)
Total operating income	55.9	13.9
Interest expense, net	(36.0)	(36.0)
Income (loss) before provision for income taxes and equity in earnings of investee companies	19.9	(22.1)
Provision for income taxes	(0.4)	(0.5)
Equity in earnings of investee companies, net of tax	(0.2)	1.9
Net income (loss) before allocation to redeemable and non-redeemable noncontrolling interests	19.3	(20.7)
Net income (loss) attributable to redeemable and non-redeemable noncontrolling interests	0.2	(0.1)
Net income (loss) attributable to OUTFRONT Media Inc.	$19.1	$(20.6)

Revenues	$429.6	$390.7

Billboard property lease(a)	$(111.3)	$(109.2)
Transit franchise(a)	(59.7)	(58.0)
Posting, maintenance and other(a)	(56.5)	(54.1)
Operating expenses	(227.5)	(221.3)
Selling, general and administrative(b)	(107.3)	(114.7)
Stock-based compensation	5.6	9.5
Adjusted OIBDA	$100.4	$64.2
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

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)
Other disclosures(a):

	Three Months Ended
	March 31,
(in millions)	2026	2025
Revenues(b):
United States	$429.6	$390.7

	As of
	March 31, 2026	December 31, 2025
Long-lived Assets(c):
United States	$4,823.9	$4,798.8
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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with our historical consolidated financial statements and the notes thereto appearing in our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the Securities and Exchange Commission (the “SEC”) on February 26, 2026, and the unaudited consolidated financial statements and the notes thereto included in this Quarterly Report on Form 10-Q. This MD&A contains forward-looking statements that involve numerous risks and uncertainties. The forward-looking statements are subject to a number of important factors, including, but not limited to, those factors discussed in the sections entitled “Risk Factors” in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on February 26, 2026, and the section entitled “Cautionary Statement Regarding Forward-Looking Statements” in this Quarterly Report on Form 10-Q, that could cause our actual results to differ materially from the results described herein or implied by such forward-looking statements. Except as otherwise indicated or unless the context otherwise requires, all references in this Quarterly Report on Form 10-Q to (i) “OUTFRONT Media,” “the Company,” “we,” “our,” “us” and “our company” mean OUTFRONT Media Inc., a Maryland corporation, and unless the context requires otherwise, its consolidated subsidiaries, and (ii) the “approximately 120 markets in the U.S.,” “25 largest markets” and “Nielsen Designated Market Areas” are based, in whole or in part, on Nielsen Media Research’s 2026 Designated Market Area rankings.

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

Business

We are one of the largest providers of advertising space on out-of-home advertising structures and sites across the U.S. Our inventory consists of billboard displays primarily located on the most heavily traveled highways and roadways in top Nielsen Designated Market Areas (“DMAs”), and transit advertising displays operated under exclusive multi-year contracts with municipalities in large cities across the U.S. In total, we have displays in approximately 120 markets across the U.S., including the 25 largest markets. Our top market, location-focused portfolio includes sites in and around New York City, Los Angeles and San Francisco, where public spaces can turn into platforms for creativity, connection and cultural relevance. The breadth and depth of our portfolio provides our customers with a range of options to address their marketing objectives by elevating brand influence and credibility through enterprise or commercial brand-building campaigns.

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

As of June 30, 2025, we completed a restructuring and reduction in force plan (the “Plan”) intended to achieve the Company’s strategic goals of increasing sales demand, enhancing customer experience, optimizing internal cost efficiencies, and realigning its organization. As of March 31, 2026, approximately $4.6 million in restructuring reserves related to severance payments, employee benefits and related costs remained outstanding and is included in Other current liabilities on the Consolidated Statement of Financial Position. The Company may incur other charges or cash expenditures not currently contemplated due to unanticipated events that may occur in connection with the implementation of the Plan. (See Note 12. Restructuring Charges to the Consolidated Financial Statements.)

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

During the three months ended March 31, 2026, we built or converted 14 new digital billboard displays and entered into marketing arrangements to sell advertising on 5 third-party digital billboard displays. In the three months ended March 31, 2026, we built, converted or replaced 47 digital transit and other displays. The following table sets forth information regarding our digital displays.

	Digital Revenues (in millions) for the Three Months Ended March 31, 2026(a)			Number of Digital Displays as of March 31, 2026(a)
Location	Digital Billboard	Digital Transit	Total Digital Revenues	Digital Billboard Displays	Digital Transit Displays	Total Digital Displays
United States	$97.9	$44.7	$142.6	1,932	29,633	31,565
(a)Digital display amounts include 6,513 displays reserved for transit agency use. Our number of digital displays is impacted by acquisitions, dispositions, management agreements, the net effect of new and lost billboards, and the net effect of won and lost franchises in the period.

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

We have a diversified base of customers across various industries. During the three months ended March 31, 2026, our largest categories of advertisers were entertainment, legal services/lawyers and retail, each of which represented 18%, 12% and 10% of our total revenues from our Billboard and Transit segments, respectively. During the three months ended March 31, 2025, our largest categories of advertisers were entertainment, retail and legal services/lawyers, each of which represented 19%, 12% and 11% of our total revenues from our Billboard and Transit segments, respectively.

Our large-scale portfolio allows our customers to reach a national audience and also provides the flexibility to tailor campaigns to specific regions or markets. We generated approximately 37% of our total revenues from our Billboard and Transit segments from enterprise advertising campaigns in the three months ended March 31, 2026, compared to approximately 42% in the same prior-year period.

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

	Three Months Ended
	March 31,		%
(in millions, except percentages)	2026	2025	Change
Revenues	$429.6	$390.7	10%
Operating income	55.9	13.9	*
Adjusted OIBDA(a)	100.4	64.2	56
Adjusted OIBDA(a) margin	23.4%	16.4%
Net income (loss) attributable to OUTFRONT Media Inc.	19.1	(20.6)	*
Funds from operations (“FFO”)(a) attributable to OUTFRONT Media Inc.	63.5	26.5	140
Adjusted FFO (“AFFO”)(a) attributable to OUTFRONT Media Inc.	61.0	27.1	125
*Calculation is not meaningful.
(a)See the “Reconciliation of Non-GAAP Financial Measures” and “Revenues” sections of this MD&A for reconciliations of Operating income to Operating income before Depreciation, Amortization, Net (gain) loss on dispositions and Stock-based compensation (“Adjusted OIBDA”) and Net income (loss) attributable to OUTFRONT Media Inc. to FFO attributable to OUTFRONT Media Inc. and AFFO attributable to OUTFRONT Media Inc.

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

	Three Months Ended
	March 31,		%
(in millions, except percentages)	2026	2025	Change
Total revenues	$429.6	$390.7	10%

Total revenues increased $38.9 million, or 10%, in the three months ended March 31, 2026, compared to the same prior-year period.

Expenses

	Three Months Ended
	March 31,		%
(in millions, except percentages)	2026	2025	Change
Expenses:
Operating	$227.5	$221.3	3%
Selling, general and administrative	107.3	114.7	(6)
Net loss on dispositions	1.0	0.1	*
Depreciation	20.7	23.6	(12)
Amortization	17.2	17.1	1
Total expenses	$373.7	$376.8	(1)
*Calculation is not meaningful.

Operating Expenses

	Three Months Ended
	March 31,		%
(in millions, except percentages)	2026	2025	Change
Operating expenses:
Billboard property lease	$111.3	$109.2	2%
Transit franchise	59.7	58.0	3
Posting, maintenance and other	56.5	54.1	4
Total operating expenses	$227.5	$221.3	3

Billboard property lease expenses represented 26% of total revenues in the three months ended March 31, 2026, and 28% in the three months ended March 31, 2025. The decrease in billboard property lease expenses as a percentage of total revenues in the three months ended March 31, 2026, compared to the same prior-year period were primarily due to higher Transit revenues, higher proceeds from condemnations and the impact of lost billboards in the period.

Billboard property lease expenses increased $2.1 million, or 2%, in the three months ended March 31, 2026, compared to the same prior-year period, primarily due to higher variable billboard property lease expenses, partially offset by the impact of lost billboards in the period.

Transit franchise expenses represented 14% of total revenues in the three months ended March 31, 2026, and 15% in the three months ended March 31, 2025. The decrease in transit franchise expenses, as a percentage of total revenues in the three months ended March 31, 2026, compared to the same prior-year period, was primarily driven by higher Transit revenues, mainly due to MTA revenues growing at a faster rate than the inflationary adjustment to the guaranteed minimum annual payments to the MTA.

Transit franchise expenses increased $1.7 million, or 3%, in the three months ended March 31, 2026, compared to the same prior-year period, primarily due to higher guaranteed minimum annual payments to the MTA due to inflation.

Posting, maintenance and other expenses, as a percentage of total revenues, were 13% in the three months ended March 31, 2026 and 14% in the three months ended March 31, 2025. Posting, maintenance and other expenses increased $2.4 million, or 4%, in the three months ended March 31, 2026, compared to the same prior-year period, primarily due to higher production expenses and higher maintenance and utility costs.

Selling, General and Administrative Expenses (“SG&A”)

SG&A expenses decreased $7.4 million, or 6%, in the three months ended March 31, 2026, compared to the same prior-year period, primarily due to lower compensation-related expenses, including severance and salaries, and lower credit card usage by customers, partially offset by higher professional fees, including software and technology expenses, a higher allowance for bad debt and higher client entertainment expenses. We expect to realize the cost savings benefits from the Plan within SG&A expenses. However, those cost savings may potentially be offset by increases in SG&A expenses in future periods as we continue to invest in our strategic initiatives, including technology enhancements and customer experience improvements.

Net Loss on Dispositions

Net loss on dispositions increased $0.9 million in the three months ended March 31, 2026, compared to the three months ended March 31, 2025.

Depreciation

Depreciation decreased $2.9 million, or 12%, in the three months ended March 31, 2026, compared to the same prior-year period, primarily due to an increase in fully-depreciated assets.

Amortization

Amortization increased $0.1 million, or 1%, in the three months ended March 31, 2026, compared to the same prior-year period.

Interest Expense, Net

Interest expense, net, was $36.0 million (including $1.4 million of deferred financing costs) in the three months ended March 31, 2026, and $36.0 million (including $1.5 million of deferred financing costs) in the same prior-year period. Interest expense, net, in the three months ended March 31, 2026, was comparable to the same prior-year period.

Provision for Income Taxes

Provision for income taxes decreased $0.1 million, or 20%, in the three months ended March 31, 2026, compared to the same prior-year period.

Net Income (Loss)

Net income before allocation to redeemable and non-redeemable noncontrolling interests was $19.3 million in the three months ended March 31, 2026, compared to Net loss before allocation to redeemable and non-redeemable noncontrolling interests of $20.7 million in the same prior-year period, primarily driven by higher transit revenues and higher proceeds from condemnations.

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

Since Adjusted OIBDA, Adjusted OIBDA margin, FFO and AFFO are not measures calculated in accordance with GAAP, they should not be considered in isolation of, or as a substitute for, operating income (loss) and net income (loss) attributable to OUTFRONT Media Inc., the most directly comparable GAAP financial measures, as indicators of operating performance. These measures, as we calculate them, may not be comparable to similarly titled measures employed by other companies. In addition, these measures do not necessarily represent funds available for discretionary use and are not necessarily a measure of our ability to fund our cash needs.

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

	Three Months Ended
	March 31,
(in millions, except percentages)	2026	2025
Total revenues	$429.6	$390.7

Operating income	$55.9	$13.9
Net loss on dispositions	1.0	0.1
Depreciation	20.7	23.6
Amortization	17.2	17.1
Stock-based compensation	5.6	9.5
Adjusted OIBDA	$100.4	$64.2
Adjusted OIBDA margin	23.4%	16.4%

Net income (loss) attributable to OUTFRONT Media Inc.	$19.1	$(20.6)
Depreciation of billboard advertising structures	16.2	18.8
Amortization of real estate-related intangible assets	14.3	15.1
Amortization of direct lease acquisition costs	13.0	13.2
Net loss on disposition of real estate assets	1.0	0.1
Adjustment related to redeemable and non-redeemable noncontrolling interests	(0.1)	(0.1)
FFO attributable to OUTFRONT Media Inc.	63.5	26.5
Non-cash portion of income taxes	—	0.5
Cash paid for direct lease acquisition costs	(13.0)	(13.2)
Maintenance capital expenditures	(7.0)	(6.3)
Other depreciation	4.5	4.8
Other amortization	2.9	2.0
Stock-based compensation	5.6	9.5
Non-cash effect of straight-line rent	2.4	1.1
Accretion expense	0.7	0.7
Amortization of deferred financing costs	1.4	1.5
AFFO attributable to OUTFRONT Media Inc.	$61.0	$27.1

FFO attributable to OUTFRONT Media Inc. increased $37.0 million, or 140%, in the three months ended March 31, 2026, compared to the same prior-year period, due primarily to higher Adjusted OIBDA. AFFO attributable to OUTFRONT Media Inc. increased $33.9 million, or 125%, in the three months ended March 31, 2026, compared to the same prior-year period, due primarily to higher Adjusted OIBDA and a higher non-cash effect of straight-line rent, partially offset by lower equity earnings.

Segment Results of Operations

We present Adjusted OIBDA as the primary measure of profit and loss for our reportable segments. (See the “Key Performance Indicators” section of this MD&A and Note 18. Segment Information to the Consolidated Financial Statements.)

We currently manage our operations through two reportable operating segments—(1) Billboard and (2) Transit. Included in Other are operating results for third-party digital equipment sales, which does not meet the criteria to be a reportable segment.

The following table presents our Revenues, Adjusted OIBDA and Operating income by segment in the three months ended March 31, 2026 and 2025.

	Three Months Ended
	March 31,
(in millions)	2026	2025
Revenues:
Billboard	$332.9	$310.7
Transit	95.0	77.7
Other	1.7	2.3
Total revenues	$429.6	$390.7

Operating income	$55.9	$13.9
Net loss on dispositions	1.0	0.1
Depreciation	20.7	23.6
Amortization	17.2	17.1
Stock-based compensation(a)	5.6	9.5
Total Adjusted OIBDA	$100.4	$64.2

Adjusted OIBDA:
Billboard	$116.4	$99.0
Transit	(1.4)	(14.2)
Other	0.2	0.5
Corporate	(14.8)	(21.1)
Total Adjusted OIBDA	$100.4	$64.2

Operating income (loss):
Billboard	$82.5	$61.0
Transit	(6.4)	(17.0)
Other	0.2	0.5
Corporate	(20.4)	(30.6)
Total operating income	$55.9	$13.9
(a)Stock-based compensation is classified as Corporate expense.

Billboard

	Three Months Ended
	March 31,		%
(in millions, except percentages)	2026	2025	Change
Operating income	$82.5	$61.0	35%
Net loss on dispositions	0.9	0.7	29
Depreciation	18.1	21.6	(16)
Amortization	14.9	15.7	(5)
Adjusted OIBDA	$116.4	$99.0	18

Revenues	$332.9	$310.7	7
Operating expenses:
Billboard property lease	(111.3)	(109.2)	2
Posting, maintenance and other	(37.1)	(35.7)	4
Total operating expenses	(148.4)	(144.9)	2
SG&A expenses	(68.1)	(66.8)	2
Adjusted OIBDA	$116.4	$99.0	18
Adjusted OIBDA margin	35.0%	31.9%

New York metropolitan area revenues as a percentage of Billboard segment revenues	8%	8%
Los Angeles metropolitan area revenues as a percentage of Billboard segment revenues	13%	15%

Billboard segment revenues increased $22.2 million, or 7%, in the three months ended March 31, 2026, compared to the same prior-year period, reflecting higher proceeds from condemnations and an increase in average revenue per display (yield), including the impact of programmatic platforms on digital billboard revenues, partially offset by the impact of lost billboards in the period. We expect lost billboards to continue to adversely impact Billboard segment revenue performance in the first half of 2026, particularly in the Los Angeles metropolitan areas. We generated approximately 34% in the three months ended March 31, 2026, and 39% in the three months ended March 31, 2025, of our Billboard segment revenues from enterprise advertising campaigns.

Billboard segment property lease expenses represented 33% of Billboard segment revenues in the three months ended March 31, 2026, and 35% in the three months ended March 31, 2025. Billboard segment property lease expenses increased $2.1 million, or 2%, in the three months ended March 31, 2026, compared to same prior-year period, primarily driven by higher variable billboard property lease costs, partially offset by the impact of lost billboards in the period. Billboard segment posting maintenance and other expenses increased $1.4 million, or 4%, in the three months ended March 31, 2026, compared to the same prior-year period, primarily driven by higher maintenance and utilities, higher site-related costs and higher compensation-related expenses.

SG&A expenses in the Billboard segment increased $1.3 million, or 2%, in the three months ended March 31, 2026, compared to the same prior-year period, primarily driven by higher professional fees, including software and technology expenses, and a higher allowance for bad debt, partially offset by lower credit card usage by customers and lower compensation-related expenses.

Billboard segment Adjusted OIBDA increased $17.4 million, or 18%, in the three months ended March 31, 2026, compared to the same prior-year period. Billboard segment Adjusted OIBDA margin was 35.0% in the three months ended March 31, 2026, and 31.9% in the three months ended March 31, 2025.

Transit

	Three Months Ended
	March 31,		%
(in millions, except percentages)	2026	2025	Change
Operating loss	$(6.4)	$(17.0)	(62)%
Net (gain) loss on dispositions	0.1	(0.6)	*
Depreciation	2.6	2.0	30
Amortization	2.3	1.4	64
Adjusted OIBDA	$(1.4)	$(14.2)	(90)

Revenues	$95.0	$77.7	22
Operating expenses:
Transit franchise	(59.7)	(58.0)	3
Posting, maintenance and other	(17.9)	(16.6)	8
Total operating expenses	(77.6)	(74.6)	4
SG&A expenses	(18.8)	(17.3)	9
Adjusted OIBDA	$(1.4)	$(14.2)	(90)
Adjusted OIBDA margin	(1.5)%	(18.3)%

New York metropolitan area revenues as a percentage of Transit segment revenues	59%	57%
Los Angeles metropolitan area revenues as a percentage of Transit segment revenues	7%	6%
*    Calculation is not meaningful.

Transit segment revenues increased $17.3 million, or 22%, in the three months ended March 31, 2026, compared to the same prior-year period, primarily due to an increase in average revenue per display (yield), partially offset by the impact of new and lost transit franchise contracts. We generated approximately 49% in the three months ended March 31, 2026 and 54% in the three months ended March 31, 2025, of our Transit segment revenues from enterprise advertising campaigns.

Transit segment franchise expenses represented 63% of Transit segment revenues in the three months ended March 31, 2026, and 75% in the three months ended March 31, 2025. Transit segment franchise expenses increased $1.7 million, or 3%, in the three months ended March 31, 2026, compared to the same prior-year period, primarily driven by higher guaranteed minimum annual payments to the MTA due to inflation. Transit segment posting, maintenance and other expenses increased $1.3 million, or 8%, in the three months ended March 31, 2026, compared to the same prior-year period, primarily driven by higher display production costs and higher posting and rotation costs.

SG&A expenses in the Transit segment increased $1.5 million, or 9%, in the three months ended March 31, 2026, compared to the same prior-year period, primarily driven by higher compensation-related expenses, including severance and commissions, higher professional fees, including software and technology expenses, partially offset by lower credit card usage by customers.

Transit segment Adjusted OIBDA loss decreased $12.8 million, or 90%, in the three months ended March 31, 2026, compared to the same prior-year period, due primarily to a larger increase in Transit segment revenues compared to a smaller increase in Transit segment operating expenses.

Other

Total Other revenues decreased $0.6 million, or 26%, operating expenses decreased $0.3 million, or 17%, and Other Adjusted OIBDA decreased $0.3 million, or 60%, in the three months ended March 31, 2026, compared to the same prior-year period, due primarily to a decrease in third-party digital equipment sales.

Corporate

Corporate expenses primarily include expenses associated with employees who provide centralized services. Corporate expenses, excluding stock-based compensation, decreased $6.3 million, or 30%, in the three months ended March 31, 2026, compared to the same prior-year period, primarily due to lower compensation-related expenses, including severance, and lower professional fees, including fees related to a management consulting project.

Liquidity and Capital Resources

	As of
(in millions, except percentages)	March 31, 2026	December 31, 2025	% Change
Assets:
Cash and cash equivalents	$67.2	$99.9	(33)%
Receivables, less allowance ($25.0 in 2026 and $23.2 in 2025)	294.3	365.7	(20)
Prepaid lease and transit franchise costs	2.6	5.1	(49)
Prepaid MTA equipment deployment costs	0.2	—	*
Other prepaid expenses	25.6	21.9	17
Other current assets	11.6	11.1	5
Total current assets	401.5	503.7	(20)
Liabilities:
Accounts payable	33.3	50.2	(34)
Accrued compensation	42.4	72.3	(41)
Accrued interest	23.4	35.1	(33)
Accrued lease and transit franchise costs	62.7	72.2	(13)
Other accrued expenses	63.2	55.5	14
Deferred revenues	60.1	57.7	4
Short-term operating lease liabilities	179.5	172.9	4
Other current liabilities	27.6	29.4	(6)
Total current liabilities	492.2	545.3	(10)
Working capital	$(90.7)	$(41.6)	118
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

Working capital was a deficit of $90.7 million as of March 31, 2026, compared to a deficit of $41.6 million as of December 31, 2025, primarily driven by a lower cash balance, lower receivables and higher short-term operating lease liabilities, partially offset by lower bonus accruals, lower accounts payable and lower accrued interest.

Under our current agreement with the MTA (as amended, the “MTA Agreement”):

•Deployments. We must deploy, over a number of years, (i) 5,433 digital advertising screens on subway and train platforms and entrances, (ii) 15,896 smaller-format digital advertising screens on rolling stock, and (iii) 9,283 MTA communications displays, which amounts are subject to the ability of the MTA to fulfill its pre-installation obligations under the MTA Agreement. We are also obligated to deploy certain additional digital advertising screens and MTA communications displays in subway and train stations and rolling stock that the MTA may build or acquire in the future (collectively, the “New Inventory”).

•Recoupment of Equipment Deployment Costs. We may retain incremental revenues that exceed an annual base revenue amount for the cost of deploying advertising and communications displays throughout the transit system. Recoupable MTA equipment deployment costs are recorded as Prepaid MTA equipment deployment costs and Intangible assets on our Consolidated Statement of Financial Position, and as these costs are recouped from incremental revenues that the MTA would otherwise be entitled to receive, Prepaid MTA equipment deployment costs will be reduced. If incremental revenues generated over the term of the agreement are not sufficient to cover all or a portion of the equipment deployment costs, the costs will not be recouped, which could have an adverse effect on our business, financial condition and results of operations, including impairment charges. If we do not recoup all costs of deploying advertising and communications screens with respect to the New Inventory by the end of the term of the MTA Agreement, the MTA will be obligated to reimburse us for these costs. Deployment costs in an amount not to exceed $50.7 million, which were deemed authorized before December 31, 2020, were paid directly by the MTA. All other deployment costs are subject to recoupment in accordance with the MTA Agreement. We did not recoup any equipment deployment costs in the three months ended March 31, 2026. However, we do expect to recoup some equipment deployment costs throughout the remainder of the Amended Term (as defined below) of the MTA Agreement, beginning in 2026. We expect our MTA equipment deployment costs to be approximately $35.0 million in 2026 and approximately $30.0 million to $40.0 million annually throughout the remainder of the Amended Term (as defined below) of the MTA Agreement. These equipment deployment costs primarily encompass maintenance costs (including equipment replacement costs) for existing MTA display locations.

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

We may utilize cash on hand and/or incremental third-party financing to fund costs under the MTA Agreement over the next couple of years. However, we cannot reasonably estimate the aggregate financing amount, if any, at this time. As of March 31, 2026, we have issued surety bonds in favor of the MTA totaling approximately $72.3 million, which amount is subject to change as equipment installations are completed and revenues are generated. As indicated in the table below, during the three months ended March 31, 2026, we incurred equipment deployment costs of $1.4 million, for a total of $630.4 million to date, of which $33.9 million had been recouped from incremental revenues to date. As of March 31, 2026, 27,354 digital displays had been installed, composed of 5,015 digital advertising screens on subway and train platforms and entrances, 15,904 smaller-format digital advertising screens on rolling stock and 6,435 MTA communications displays. In the three months ended March 31, 2026, no installations occurred. We substantially completed our initial deployment in 2024, with the remaining deployment required under the MTA Agreement subject to satisfaction of various conditions and work to be performed by the MTA. We are currently only performing maintenance operations, and replacing damaged and broken displays.

We currently expect positive aggregate cash flows on an undiscounted basis through to the end of the Amended Term of the MTA Agreement. If our MTA performance continues to be in line with, or better than, our current model, we would not expect to incur additional impairment charges on our MTA equipment deployment cost spending and/or would expect to recoup a portion of deployment cost spending. Based on MTA revenue performance in the first quarter of 2026 and our outlook for the remainder of the year, we currently expect to recoup a portion of equipment deployment cost spending beginning in 2026. There can be no assurance that these estimates and assumptions will prove to be an accurate prediction of the future, and a downward revision of these estimates and/or assumptions would decrease our cash flows, which could result in impairment charges in the future and/or the failure to recoup any deployment cost spending.

(in millions)	Beginning Balance	Deployment Costs Incurred	Recoupment/MTA Funding	Amortization	Reclassification	Ending Balance
Three months ended March 31, 2026:
Prepaid MTA equipment deployment costs	$—	$0.2	$—	$—	$—	$0.2
Intangible assets (franchise agreements)	27.4	1.2	—	(1.5)	—	27.1
Total	$27.4	$1.4	$—	$(1.5)	$—	$27.3

Year Ended December 31, 2025:
Other current assets	$1.1	$(0.2)	$(0.9)	$—	$—	$—
Intangible assets (franchise agreements)	10.8	20.3	—	(3.7)	—	27.4
Total	$11.9	$20.1	$(0.9)	$(3.7)	$—	$27.4

On May 7, 2026, we announced that our board of directors approved a quarterly cash dividend of $0.30 per share on our common stock payable on June 30, 2026, to stockholders of record at the close of business on June 5, 2026.

Debt

Debt, net, consists of the following:

	As of
(in millions, except percentages)	March 31, 2026	December 31, 2025
Long-term debt:
Term loan, due 2032	$499.3	$499.3

Senior secured notes:
7.375% senior secured notes, due 2031	450.0	450.0

Senior unsecured notes:
5.000% senior unsecured notes, due 2027	650.0	650.0
4.250% senior unsecured notes, due 2029	500.0	500.0
4.625% senior unsecured notes, due 2030	500.0	500.0
Total senior unsecured notes	1,650.0	1,650.0

Debt issuance costs	(14.8)	(15.9)
Total long-term debt, net	2,584.5	2,583.4

Total debt, net	$2,584.5	$2,583.4

Weighted average cost of debt	5.3%	5.3%

	Payments Due by Period
(in millions)	Total	2026	2027-2028	2029-2030	2031 and thereafter
Long-term debt	$2,600.0	$—	$650.0	$1,000.0	$950.0
Interest	527.0	141.8	210.7	134.8	39.7
Total	$3,127.0	$141.8	$860.7	$1,134.8	$989.7

Term Loan

The interest rate on the term loan due in 2032 (the “Term Loan”) was 5.7% per annum as of March 31, 2026. As of March 31, 2026, a discount of $0.7 million on the Term Loan remains unamortized. The discount is being amortized through Interest expense, net, on the Consolidated Statement of Operations.

Revolving Credit Facility

We also have a $500.0 million revolving credit facility, which matures in 2030 (the “Revolving Credit Facility,” together with the Term Loan, the “Senior Credit Facilities”).

As of March 31, 2026, there were no outstanding borrowings under the Revolving Credit Facility.

The commitment fee based on the amount of unused commitments under the Revolving Credit Facility was $0.4 million in the three months ended March 31, 2026, and $0.5 million in the three months ended March 31, 2025. As of March 31, 2026, we had issued letters of credit totaling approximately $5.1 million against the letter of credit facility sublimit under the Revolving Credit Facility.

Standalone Letter of Credit Facilities

As of March 31, 2026, we had issued letters of credit totaling approximately $67.2 million under our aggregate $81.0 million standalone letter of credit facilities. The total fees under the letter of credit facilities were immaterial in each of the three months ended March 31, 2026 and 2025.

Accounts Receivable Securitization Facility

As of March 31, 2026, we have a $150.0 million revolving accounts receivable securitization facility (the “AR Facility”), which terminates in June 2027, unless further extended.

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

As of March 31, 2026, there were no outstanding borrowings under the AR Facility. As of March 31, 2026, borrowing capacity remaining under the AR Facility was $150.0 million based on approximately $351.4 million of accounts receivable that could be used as collateral for the AR Facility in accordance with the agreements governing the AR Facility. The commitment fee based on the amount of unused commitments under the AR Facility was $0.1 million in each of the three months ended March 31, 2026 and 2025.

Debt Covenants

The Credit Agreement governing the Senior Credit Facilities, the agreements governing the AR Facility, and the indentures governing our senior notes contain customary affirmative and negative covenants, subject to certain exceptions, including but not limited to those that restrict the Company’s and its subsidiaries’ abilities to (i) pay dividends on, repurchase or make distributions in respect to the Company’s or its wholly-owned subsidiary, Outfront Media Capital LLC’s, capital stock or make other restricted payments other than dividends or distributions necessary for us to maintain our REIT status and/or avoid incurring taxes, subject to certain conditions and exceptions, (ii) enter into agreements restricting certain subsidiaries’ ability to pay dividends or make other intercompany or third-party transfers, and (iii) incur additional indebtedness or grant additional liens. One of the exceptions to the restriction on our ability to incur additional indebtedness is satisfaction of a Consolidated Total Leverage Ratio, which is the ratio of our consolidated total debt to our Consolidated EBITDA (as defined in the Credit Agreement) for the trailing four consecutive quarters, of no greater than 6.5 to 1.0. As of March 31, 2026, our Consolidated Total Leverage Ratio was 4.4 to 1.0 in accordance with the Credit Agreement.

The terms of the Credit Agreement (and under certain circumstances, the agreements governing the AR Facility) require that we maintain a Consolidated Net Secured Leverage Ratio, which is the ratio of (i) our consolidated secured debt (less unrestricted cash) to (ii) our Consolidated EBITDA (as defined in the Credit Agreement) for the trailing four consecutive quarters, of no greater than 4.5 to 1.0 (subject to potential acquisition-related adjustments). As of March 31, 2026, our Consolidated Net Secured Leverage Ratio was 1.5 to 1.0 in accordance with the Credit Agreement. As of March 31, 2026, we are in compliance with our debt covenants.

Deferred Financing Costs

As of March 31, 2026, we had deferred $19.1 million in fees and expenses associated with the Term Loan, the Revolving Credit Facility, the AR Facility and our senior notes. We are amortizing the deferred fees through Interest expense, net, on our Consolidated Statement of Operations over the respective terms of the Term Loan, Revolving Credit Facility, AR Facility and our senior notes.

Equity

At-the-Market Equity Offering Program

We have a sales agreement in connection with an “at-the-market” equity offering program (the “ATM Program”), under which we may, from time to time, issue and sell shares of our common stock up to an aggregate offering price of $300.0 million. We have no obligation to sell any of our common stock under the sales agreement and may at any time suspend solicitations and offers under the sales agreement. No shares were sold under the ATM Program during the three months ended March 31, 2026. As of March 31, 2026, we had approximately $232.5 million of capacity remaining under the ATM Program.

Cash Flows

The following table presents our cash flows in the three months ended March 31, 2026 and 2025.

	Three Months Ended
	March 31,		%
(in millions, except percentages)	2026	2025	Change
Net cash flow provided by operating activities	$75.3	$33.6	124%
Net cash flow used for investing activities	(38.0)	(24.7)	54
Net cash flow used for financing activities	(70.0)	(25.3)	177
Net decrease in cash and cash equivalents	$(32.7)	$(16.4)	99

Cash provided by operating activities increased $41.7 million, or 124%, in the three months ended March 31, 2026, compared to the same prior-year period, due primarily to a higher net income, as adjusted for non-cash items, and the timing of accounts receivables and a decrease in accounts payable and accrued expenses, partially offset by a decrease in deferred revenues.

Cash used by investing activities increased $13.3 million, or 54%, in the three months ended March 31, 2026, compared to the same prior-year period, due primarily to an increase in capital expenditures and the equity investment in AdQuick, Inc. (see Note 7. Related Party Transactions to the Consolidated Financial Statements).

The following table presents our capital expenditures in the three months ended March 31, 2026 and 2025.

	Three Months Ended
	March 31,		%
(in millions, except percentages)	2026	2025	Change
Growth	$17.1	$10.9	57%
Maintenance	7.0	6.3	11
Total capital expenditures	$24.1	$17.2	40

Capital expenditures increased $6.9 million, or 40%, in the three months ended March 31, 2026, compared to the same prior-year period, primarily due to increased growth in digital displays, increased maintenance spending for billboard display upgrades and increased spending for safety-related projects.

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

Cash used for financing activities increased $44.7 million, or 177%, in the three months ended March 31, 2026 compared to the same prior-year period. In the three months ended March 31, 2026, we paid total cash dividends of $53.4 million on our common stock and vested restricted share units granted to employees. In the three months ended March 31, 2025, we paid total cash dividends of $53.0 million on our common stock, the Series A Convertible Perpetual Preferred Stock and vested restricted share units granted to employees and drew net borrowings on the AR Facility of $40.0 million.

Cash paid for income taxes increased $0.4 million in the three months ended March 31, 2026, compared to the same prior-year period, due primarily to the timing of estimated tax payments.

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

For information regarding accounting policies we consider to be the most critical as they are significant to our financial condition and results of operations, and require significant judgment and estimates on the part of management in their application, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on February 26, 2026.

For a summary of our significant accounting policies, see Item 8., Note 2. Summary of Significant Accounting Policies to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on February 26, 2026.

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

While forward-looking statements reflect our good-faith beliefs, they are not guarantees of future performance. All forward-looking statements in this Quarterly Report on Form 10-Q apply as of the date of this report or as of the date they were made and, except as required by applicable law, we disclaim any obligation to publicly update or revise any forward-looking statement to reflect changes in underlying assumptions or factors, of new information, data or methods, future events or other changes. For a further discussion of these and other factors that could impact our future results, performance or transactions, see the section entitled “Risk Factors” in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on February 26, 2026. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider any such list to be a complete set of all potential risks or uncertainties.

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

We do not currently use derivatives or other financial instruments to mitigate our exposure to commodity price risk. However, we do enter into contracts with commodity providers to limit our exposure to commodity price fluctuations. For the year ended December 31, 2025, such contracts accounted for 10.7% of our total utility costs. As of March 31, 2026, we had active electricity purchase agreements with fixed contract rates for locations in Illinois, Ohio, Pennsylvania and Texas, which expire at various dates through February 2029.

Interest Rate Risk

We are subject to interest rate risk to the extent we have variable-rate debt outstanding, including under our Senior Credit Facilities and the AR Facility.

As of March 31, 2026, we had a $500.0 million variable-rate Term Loan outstanding, which has an interest rate of 5.7% per year. An increase or decrease of 1/4% in our interest rate on the Term Loan will change our annualized interest expense by approximately $1.3 million.

As of March 31, 2026, there were no outstanding borrowings under the AR Facility.

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

Item 1A. Risk Factors.

We have disclosed the risk factors affecting our business, results of operations and financial condition in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on February 26, 2026. There have been no material changes from the risk factors previously disclosed.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

On March 13, 2026, Richard H. Sauer, the Company’s Executive Vice President, General Counsel, adopted a trading arrangement for the sale of the Company’s common stock (a “Rule 10b5-1 Trading Plan”) that is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act. Mr. Sauer’s Rule 10b5-1 Trading Plan, which has a term of six months, provides for the sale of up to 35,000 shares of the Company’s common stock pursuant to the terms of the Rule 10b5-1 Trading Plan.

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

Date: May 8, 2026