Form 10-Q
period 2026-06-30
OUTFRONT Media Inc.
filed 2026-08-06
CIK 1579877

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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

As of August 5, 2026, the number of shares outstanding of the registrant’s common stock was 176,135,251.

OUTFRONT MEDIA INC.
QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2026

PART I
Item 1.    Financial Statements.
OUTFRONT Media Inc.
Consolidated Statements of Financial Position
(Unaudited)

	As of
(in millions)	June 30, 2026	December 31, 2025
Assets:
Current assets:
Cash and cash equivalents	$31.2	$99.9
Receivables, less allowance ($26.2 in 2026 and $23.2 in 2025)	352.3	365.7
Prepaid lease and transit franchise costs	2.5	5.1
Other prepaid expenses	20.1	21.9
Other current assets	9.2	11.1
Total current assets	415.3	503.7
Property and equipment, net (Note 3)	644.3	643.8
Goodwill	2,006.4	2,006.4
Intangible assets (Note 4)	598.5	612.0
Operating lease assets (Note 5)	1,573.5	1,521.5
Other assets	32.3	24.2
Total assets	$5,270.3	$5,311.6

Liabilities:
Current liabilities:
Accounts payable	$36.0	$50.2
Accrued compensation	51.6	78.3
Accrued interest	23.6	35.1
Accrued lease and franchise costs	72.7	72.2
Other accrued expenses	75.9	57.0
Deferred revenues	54.7	57.7
Short-term debt (Note 8)	100.0	—
Short-term operating lease liabilities (Note 5)	178.7	172.9
Other current liabilities	26.6	21.9
Total current liabilities	619.8	545.3
Long-term debt, net (Note 8)	2,429.4	2,583.4
Asset retirement obligation (Note 6)	33.8	34.0
Operating lease liabilities (Note 5)	1,424.4	1,374.7
Other liabilities	42.5	40.3
Total liabilities	4,549.9	4,577.7

Commitments and contingencies (Note 17)

Redeemable noncontrolling interests (Note 9)	25.7	22.0
Stockholders’ equity (Note 10):
Common stock (2026 - 450.0 shares authorized, and 176.1 shares issued and outstanding; 2025 - 450.0 shares authorized, and 175.2 issued and outstanding)	1.8	1.8
Additional paid-in capital	2,611.5	2,619.3
Distribution in excess of earnings	(1,920.1)	(1,910.8)
Accumulated other comprehensive loss	0.1	0.1
Total stockholders’ equity	693.3	710.4
Noncontrolling interests	1.4	1.5
Total liabilities and equity	$5,270.3	$5,311.6
See accompanying notes to unaudited consolidated financial statements.

OUTFRONT Media Inc.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions, except per share amounts)	2026	2025	2026	2025
Revenues	$522.5	$460.2	$952.1	$850.9
Expenses:
Operating	246.1	231.5	473.6	452.8
Selling, general and administrative	123.0	110.6	230.3	225.3
Restructuring charges	—	19.8	—	19.8
Net loss on dispositions	0.3	1.1	1.3	1.2
Depreciation	20.0	23.6	40.7	47.2
Amortization	17.0	17.4	34.2	34.5
Total expenses	406.4	404.0	780.1	780.8
Operating income	116.1	56.2	172.0	70.1
Interest expense, net	(36.2)	(36.5)	(72.2)	(72.5)
Loss on extinguishment of debt	(1.4)	—	(1.4)	—
Income (loss) before provision for income taxes and equity in earnings of investee companies	78.5	19.7	98.4	(2.4)
Provision for income taxes	(0.9)	(0.2)	(1.3)	(0.7)
Equity in earnings of investee companies, net of tax	0.1	—	(0.1)	1.9
Net income (loss) before allocation to redeemable and non-redeemable noncontrolling interests	77.7	19.5	97.0	(1.2)
Net income (loss) attributable to redeemable and non-redeemable noncontrolling interests	0.2	—	0.4	(0.1)
Net income (loss) attributable to OUTFRONT Media Inc.	$77.5	$19.5	$96.6	$(1.1)

Net income (loss) per common share:
Basic	$0.44	$0.10	$0.55	$(0.03)
Diluted	$0.44	$0.10	$0.54	$(0.03)

Weighted average shares outstanding:
Basic	176.1	167.1	175.8	166.8
Diluted	177.5	168.0	177.3	166.8
See accompanying notes to unaudited consolidated financial statements.

OUTFRONT Media Inc.
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2026	2025	2026	2025
Net income (loss) before allocation to redeemable and non-redeemable noncontrolling interests	$77.7	$19.5	$97.0	$(1.2)
Net income (loss) attributable to redeemable and non-redeemable noncontrolling interests	0.2	—	0.4	(0.1)
Net income (loss) attributable to OUTFRONT Media Inc.	77.5	19.5	96.6	(1.1)
Total comprehensive income (loss)	$77.5	$19.5	$96.6	$(1.1)
See accompanying notes to unaudited consolidated financial statements.

OUTFRONT Media Inc.
Consolidated Statements of Redeemable Noncontrolling Interests, Preferred Stock and Equity
(Unaudited)

				Stockholders’ Equity
(in millions, except per share amounts)	Redeemable Non-controlling Interests	Shares of Series A Preferred Stock	Series A Preferred Stock ($0.01 per share par value)	Shares of Common Stock	Common Stock ($0.01 per share par value)	Additional Paid-In Capital	Distribution in Excess of Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Non-controlling Interests
Balance as of March 31, 2025	$17.4	$0.1	$119.8	$167.1	$1.7	$2,484.4	$(1,919.1)	$(0.1)	$566.9	$1.6
Net income	—	—	—	—	—	—	19.5	—	19.5	—
Stock-based payments:
Amortization	—	—	—	—	—	8.2	—	—	8.2	—
Shares paid for tax withholding for stock-based payments	—	—	—	—	—	(0.9)	—	—	(0.9)	—
Series A Preferred Stock dividends (7%)	—	—	—	—	—	—	(2.2)	—	(2.2)	—
Dividends ($0.30 per share)	—	—	—	—	—	—	(50.5)	—	(50.5)	—
Adjustment to redeemable value of noncontrolling interests	1.9	—	—	—	—	(1.9)	—	—	(1.9)	—
Other	0.1	—	—	—	—	—	—	—	—	(0.1)
Balance as of June 30, 2025	$19.4	0.1	$119.8	167.1	$1.7	$2,489.8	$(1,952.3)	$(0.1)	$539.1	$1.5

Balance as of March 31, 2026	$25.8			$176.1	$1.8	$2,604.6	$(1,944.6)	$0.1	$661.9	$1.5
Net income	0.2			—	—	—	77.5	—	77.5	—
Stock-based payments:
Vested	—			0.1	—	—	—	—	—	—
Amortization	—			—	—	6.9	—	—	6.9	—
Shares paid for tax withholding for stock-based payments	—			(0.1)	—	(0.3)	—	—	(0.3)	—
Dividends ($0.30 per share)	—			—	—	—	(53.0)	—	(53.0)	—
Adjustment to redeemable value of noncontrolling interests	(0.3)			—	—	0.3	—	—	0.3	—
Other	—			—	—	—	—	—	—	(0.1)
Balance as of June 30, 2026	$25.7			176.1	$1.8	$2,611.5	$(1,920.1)	$0.1	$693.3	$1.4

OUTFRONT Media Inc.
Consolidated Statements of Redeemable Noncontrolling Interests, Preferred Stock and Equity (Continued)
(Unaudited)

				Stockholders’ Equity
(in millions, except per share amounts)	Redeemable Non-controlling Interests	Shares of Series A Preferred Stock	Series A Preferred Stock ($0.01 per share par value)	Shares of Common Stock	Common Stock ($0.01 per share par value)	Additional Paid-In Capital	Distribution in Excess of Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Non-controlling Interests
Balance as of December 31, 2024	$13.6	0.1	$119.8	166.0	$1.7	$2,493.6	$(1,846.2)	$(0.1)	$649.0	$1.6
Net loss	(0.1)	—	—	—	—	—	(1.1)	—	(1.1)	—
Stock-based payments:
Vested	—	—	—	1.9	—	—	—	—	—	—
Amortization	—	—	—	—	—	17.7	—	—	17.7	—
Shares paid for tax withholding for stock-based payments	—	—	—	(0.8)	—	(15.8)	—	—	(15.8)	—
Series A Preferred Stock dividends (7%)	—	—	—	—	—	—	(4.4)	—	(4.4)	—
Dividends ($0.60 per share)	—	—	—	—	—	—	(100.6)	—	(100.6)	—
Adjustment to redeemable value of noncontrolling interests	5.7	—	—	—	—	(5.7)	—	—	(5.7)	—
Other	0.2	—	—	—	—	—	—	—	—	(0.1)
Balance as of June 30, 2025	$19.4	0.1	$119.8	167.1	$1.7	$2,489.8	$(1,952.3)	$(0.1)	$539.1	$1.5

Balance as of December 31, 2025	$22.0			175.2	$1.8	$2,619.3	$(1,910.8)	$0.1	$710.4	$1.5
Net income	0.4			—	—	—	96.6	—	96.6	—
Stock-based payments:
Vested	—			1.6	—	—	—	—	—	—
Amortization	—			—	—	12.5	—	—	12.5	—
Shares paid for tax withholding for stock-based payments	—			(0.7)	—	(17.0)	—	—	(17.0)	—
Dividends ($0.60 per share)	—			—	—	—	(105.9)	—	(105.9)	—
Adjustment to redeemable value of noncontrolling interests	3.3			—	—	(3.3)	—	—	(3.3)	—
Other	—			—	—	—	—	—	—	(0.1)
Balance as of June 30, 2026	$25.7			176.1	$1.8	$2,611.5	$(1,920.1)	$0.1	$693.3	$1.4
See accompanying notes to unaudited consolidated financial statements.

OUTFRONT Media Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30,
(in millions)	2026	2025
Operating activities:
Net income (loss) attributable to OUTFRONT Media Inc.	$96.6	$(1.1)
Adjustments to reconcile net income (loss) to net cash flow provided by operating activities:
Net income (loss) attributable to redeemable and non-redeemable noncontrolling interests	0.4	(0.1)
Depreciation and amortization	74.9	81.7
Stock-based compensation	12.5	17.7
Provision for doubtful accounts	5.3	2.9
Accretion expense	1.5	1.4
Net loss on dispositions	1.3	1.2
Loss on extinguishment of debt	1.4	—
Equity in earnings of investee companies, net of tax	0.1	(1.9)
Distributions from investee companies	0.4	0.3
Amortization of deferred financing costs and debt discount	2.7	3.0
Change in assets and liabilities, net of investing and financing activities:
Decrease in receivables	8.1	2.8
Decrease in prepaid expenses and other current assets	5.0	5.9
Decrease in accounts payable and accrued expenses	(33.4)	(17.5)
Increase in operating lease assets and liabilities	6.3	7.7
Increase (decrease) in deferred revenues	(3.0)	1.7
Decrease in income taxes	(0.9)	(0.7)
Other, net	4.5	(4.3)
Net cash flow provided by operating activities	183.7	100.7

Investing activities:
Capital expenditures	(41.3)	(42.9)
Acquisitions	(19.2)	(8.5)
MTA franchise rights	(4.9)	(12.5)
Net proceeds from dispositions	0.6	0.9
Investment in investee companies	(8.0)	—
Return of investment in investee companies	—	1.5
Net cash flow used for investing activities	(72.8)	(61.5)

Financing activities:
Proceeds from long-term debt borrowings	500.0	—
Repayments of long-term debt borrowings	(650.0)	—
Proceeds from borrowings under short-term debt facilities	100.0	90.0
Repayments of borrowings under short-term debt facilities	—	(30.0)
Payments of deferred financing costs	(6.7)	(0.1)
Taxes withheld for stock-based compensation	(16.6)	(12.2)
Dividends	(106.3)	(105.3)
Net cash flow used for financing activities	(179.6)	(57.6)

OUTFRONT Media Inc.
Consolidated Statements of Cash Flows (Continued)
(Unaudited)

	Six Months Ended
	June 30,
(in millions)	2026	2025
Net decrease in cash and cash equivalents	(68.7)	(18.4)
Cash and cash equivalents at beginning of period	99.9	46.9
Cash and cash equivalents at end of period	$31.2	$28.5

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$2.2	$1.4
Cash paid for interest	82.4	70.1

Non-cash investing and financing activities:
Accrued purchases of property and equipment	$4.8	$10.0
Accrued MTA franchise rights	1.8	1.7
Taxes withheld for stock-based compensation	3.2	3.6
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

Recent Pronouncements

In December 2025, the FASB issued amendments to improve the guidance for interim reporting. The amendments clarify a list of disclosures that are required by U.S. GAAP and require entities to disclose events since the end of the last annual reporting period that have a material effect on the entity. The amendments are effective for interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. We do not expect the amendments to have a significant impact on our interim financial reporting.

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

Note 3. Property and Equipment, Net

The table below presents the balances of major classes of assets and accumulated depreciation.

		As of
(in millions)	Estimated Useful Lives	June 30, 2026	December 31, 2025
Land		$110.3	$110.4
Buildings	15 to 32 years	49.5	49.0
Advertising structures	10 to 20 years	1,760.6	1,743.4
Furniture, equipment and other	3 to 8 years	201.7	194.2
Construction in progress		28.2	29.6
		2,150.3	2,126.6
Less: Accumulated depreciation		1,506.0	1,482.8
Property and equipment, net		$644.3	$643.8

Depreciation expense was $20.0 million in the three months ended June 30, 2026, $23.6 million in the three months ended June 30, 2025, $40.7 million in the six months ended June 30, 2026, and $47.2 million in the six months ended June 30, 2025.

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

Our identifiable intangible assets consist of the following:

(in millions)	Gross	Accumulated Amortization	Impairment	Net
As of June 30, 2026:
Permits and leasehold agreements	$1,552.6	$(1,009.0)	$—	$543.6
Franchise agreements(a)	869.6	(333.3)	(485.8)	50.5
Other intangible assets	18.1	(13.7)	—	4.4
Total intangible assets	$2,440.3	$(1,356.0)	$(485.8)	$598.5

As of December 31, 2025:
Permits and leasehold agreements	$1,538.1	$(983.8)	$—	$554.3
Franchise agreements(a)	909.0	(371.7)	(485.8)	51.5
Other intangible assets	18.2	(12.0)	—	6.2
Total intangible assets	$2,465.3	$(1,367.5)	$(485.8)	$612.0
(a)We reclassified all Prepaid MTA equipment deployment costs and recorded impairments in the first and second quarters of 2024, due to the long-term outlook of our Transit reporting unit.

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)
In the six months ended June 30, 2026, we acquired 21 displays, resulting in amortizable intangible assets for permits and leasehold agreements of $16.7 million, which are amortized using the straight-line method over their estimated useful lives, an average period of 15.9 years.

All of our intangible assets, except goodwill, are subject to amortization. Amortization expense was $17.0 million in the three months ended June 30, 2026, $17.4 million in the three months ended June 30, 2025, $34.2 million in the six months ended June 30, 2026, and $34.5 million in the six months ended June 30, 2025.

Note 5. Leases

Lessee

The following table presents our operating lease assets and liabilities:

	As of
(in millions, except years and percentages)	June 30, 2026	December 31, 2025
Operating lease assets	$1,573.5	$1,521.5
Short-term operating lease liabilities	178.7	172.9
Non-current operating lease liabilities	1,424.4	1,374.7

Weighted-average remaining lease term	10.9 years	10.8 years
Weighted-average discount rate	6.4%	6.4%

The components of our lease expenses were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2026	2025	2026	2025
Operating expenses	$117.0	$111.3	$228.4	$220.7
Selling, general and administrative expenses	3.2	3.1	6.4	6.0
Variable costs	32.6	27.3	59.7	53.2

Cash paid for operating leases	108.5	104.5	230.7	237.5
Leased assets obtained in exchange for new operating lease liabilities	84.7	57.2	180.7	113.3

For each of the three and six months ended June 30, 2026 and 2025, sublease income related to office properties was immaterial.

Lessor

We recorded rental income of $349.8 million for the three months ended June 30, 2026, $324.7 million for the three months ended June 30, 2025, $646.0 million for the six months ended June 30, 2026, and $613.8 million for the six months ended June 30, 2025, in Revenues on our Consolidated Statement of Operations.

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

(in millions)
As of December 31, 2025	$34.0
Accretion expense	1.5
Additions	0.1
Liabilities settled	(1.8)
As of June 30, 2026	$33.8

Note 7. Related Party Transactions

On January 18, 2023, we entered into a transaction with an affiliate of Providence Equity Partners L.L.C. (the “Providence Affiliate”) in connection with the Providence Affiliate’s purchase of a lease for certain outdoor advertising assets (the “Assets”) from a third-party seller. Pursuant to an agreement between us and the Providence Affiliate (the “Billboard Agreement”), we agreed to exclusively market, license and make advertising space available on the Assets to third-party advertisers for a term of up to ten years (the “Billboard Transaction”). In return, we will retain all revenues from the sale of advertising with respect to the Assets less the following payments to the Providence Affiliate or its payment designee, as applicable: (i) a minimum annual guarantee payment paid to the Providence Affiliate’s payment designee that increases from approximately $1.8 million to $3.5 million during the term of the Billboard Agreement; (ii) a minimum annual guarantee payment paid to the Providence Affiliate that increases from $8.5 million to $12.0 million by year six and adjusted for inflation thereafter through year ten; (iii) a percentage revenue share payment on gross revenues generated above $22.0 million paid to the Providence Affiliate during the term of the Billboard Agreement; (iv) a percentage revenue share payment on net revenues until $100.0 million is paid to the Providence Affiliate or its payment designee, as applicable; and (v) a one-time payment of $10.0 million paid to the Providence Affiliate on the fifth anniversary of the closing of the Billboard Transaction (the “Billboard Transaction Closing”) if we have not yet acquired the Assets as described below. The Billboard Agreement also provides that (i) we have the option to acquire the Assets from the Providence Affiliate between the third and seventh anniversaries of the Billboard Transaction Closing at pre-agreed prices depending on the time at which we exercise the option; (ii) prior to the seventh anniversary of the Billboard Transaction Closing, we have a right of first offer prior to any sale of the Assets by the Providence Affiliate to a third-party; and (iii) in the event of a termination of the Billboard Agreement by the Providence Affiliate after a sale to a third-party, we may in certain circumstances be entitled to receive a termination payment. As of June 30, 2026, operating lease assets related to the Billboard Agreement were $72.7 million, current operating lease liabilities related to the Billboard Agreement were $6.3 million and non-current operating lease liabilities related to the Billboard Agreement were $79.7 million, and are included in Operating lease assets, current Operating lease liabilities and non-current Operating lease liabilities, respectively, on the Consolidated Statements of Financial Position. Billboard revenues related to the Billboard Agreement were $2.5 million in the three months ended June 30, 2026, $3.1 million in the three months ended June 30, 2025, $4.8 million in the six months ended June 30, 2026, and $6.1 million in the six months ended June 30, 2025, and recorded in Revenues on the Consolidated Statement of Operations. Operating lease expenses related to the Billboard Agreement were $2.7 million in the three months ended June 30, 2026, $2.9 million in the three months ended June 30, 2025, $5.5 million in the six months ended June 30, 2026,

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)
and $5.9 million in the six months ended June 30, 2025, and recorded in Operating expenses on the Consolidated Statement of Operations.

On February 17, 2026, the Company entered into agreements with AdQuick, Inc. (“AdQuick”), pursuant to which, among other things, (i) AdQuick licenses its out-of-home sales cloud product to the Company for an initial non-cancellable three-year term (including a specified exclusivity period) for an annual fee of $17.0 million; and (ii) the Company invests up to $20.0 million in AdQuick, with approximately $4.0 million paid on February 17, 2026, and additional approximately $4.0 million payments made in four equal tranches, subject to the achievement of specified implementation milestones, of which one approximately $4.0 million payment was made on May 26, 2026. We expect AdQuick to be a related party upon the achievement of, and payment with respect to, certain of these milestones. We recorded expense of $4.3 million in the three months ended June 30, 2026, and $6.3 million in the six months ended June 30, 2026, within Selling, general and administrative expenses. The initial investment has been recorded as a cost method investment in Other assets on our Consolidated Statement of Financial Position.

Joint Ventures

Additionally, we have a 50% ownership interest in one active joint venture that operates transit shelters in the greater Los Angeles area and two active joint ventures which operate a total of nine billboard displays in New York and Boston. These joint ventures are accounted for as equity investments. These investments totaled $8.6 million as of June 30, 2026, and $9.0 million as of December 31, 2025, and are included in Other assets on the Consolidated Statements of Financial Position. We provided sales and management services to these joint ventures and recorded management fees in Revenues on the Consolidated Statement of Operations of $0.9 million in the three months ended June 30, 2026, $0.7 million in the three months ended June 30, 2025, $1.5 million in of the six months ended June 30, 2026 and $1.3 million in the six months ended June 30, 2025.

Note 8. Debt

Debt, net, consists of the following:

	As of
(in millions, except percentages)	June 30, 2026	December 31, 2025
Short-term debt:
AR Facility	$100.0	$—
Total short-term debt	100.0	—

Long-term debt:
Term loan, due 2032	$499.3	$499.3

Senior secured notes:
7.375% senior secured notes, due 2031	450.0	450.0

Senior unsecured notes:
5.000% senior unsecured notes, due 2027	—	650.0
4.250% senior unsecured notes, due 2029	500.0	500.0
4.625% senior unsecured notes, due 2030	500.0	500.0
6.000% senior unsecured notes, due 2034	500.0	—
Total senior unsecured notes	1,500.0	1,650.0

Debt issuance costs	(19.9)	(15.9)
Total long-term debt, net	2,429.4	2,583.4

Total debt, net	$2,529.4	$2,583.4

Weighted average cost of debt	5.5%	5.3%

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)

Term Loan

The interest rate on the term loan due in 2032 (the “Term Loan”) was 5.4% per annum as of June 30, 2026. As of June 30, 2026, a discount of $0.7 million on the Term Loan remains unamortized. The discount is being amortized through Interest expense, net, on the Consolidated Statement of Operations.

Revolving Credit Facility

We also have a $500.0 million revolving credit facility, which matures in 2030 (the “Revolving Credit Facility,” together with the Term Loan, the “Senior Credit Facilities”).

As of June 30, 2026, there were no outstanding borrowings under the Revolving Credit Facility.

The commitment fee based on the amount of unused commitments under the Revolving Credit Facility was $0.5 million in the three months ended June 30, 2026, $0.5 million in the three months ended June 30, 2025, $0.9 million in the six months ended June 30, 2026, and $1.0 million in the six months ended June 30, 2025. As of June 30, 2026, we had issued letters of credit totaling approximately $5.1 million against the letter of credit facility sublimit under the Revolving Credit Facility.

Standalone Letter of Credit Facilities

As of June 30, 2026, we had issued letters of credit totaling approximately $67.4 million under our aggregate $81.0 million standalone letter of credit facilities. The total fees under the letter of credit facilities were immaterial in each of the three and six months ended June 30, 2026 and 2025.

Accounts Receivable Securitization Facility

As of June 30, 2026, we have a $150.0 million revolving accounts receivable securitization facility (the “AR Facility”), which terminates in June 2027, unless further extended.

In connection with the AR Facility, Outfront Media LLC and Outfront Media Outernet Inc., each a wholly-owned subsidiary of the Company, and certain of the Company’s taxable REIT subsidiaries (“TRSs”) (the “Originators”), will sell and/or contribute their respective existing and future accounts receivable and certain related assets to either Outfront Media Receivables LLC, a special purpose vehicle and wholly-owned subsidiary of the Company relating to the Company’s qualified REIT subsidiary accounts receivable assets (the “QRS SPV”) or Outfront Media Receivables TRS, LLC, a special purpose vehicle and wholly-owned subsidiary of the Company relating to the Company’s TRS accounts receivable assets (the “TRS SPV” and together with the QRS SPV, the “SPVs”). The SPVs may transfer undivided interests in their respective accounts receivable assets to certain purchasers from time to time (the “Purchasers”). The SPVs are separate legal entities with their own separate creditors who will be entitled to access the SPVs’ assets before the assets become available to the Company. Accordingly, the SPVs’ assets are not available to pay creditors of the Company or any of its subsidiaries, although collections from the receivables in excess of amounts required to repay the Purchasers and other creditors of the SPVs may be remitted to the Company. Outfront Media LLC will service the accounts receivables on behalf of the SPVs for a fee. The Company has agreed to guarantee the performance of the Originators and Outfront Media LLC, in its capacity as servicer, of their respective obligations under the agreements governing the AR Facility. Neither the Company, the Originators nor the SPVs guarantee the collectability of the receivables under the AR Facility. Further, the TRS SPV and the QRS SPV are jointly and severally liable for their respective obligations under the agreements governing the AR Facility.

As of June 30, 2026, there were $100.0 million in outstanding borrowings under the AR Facility at a borrowing rate of 5.0%. As of June 30, 2026, borrowing capacity remaining under the AR Facility was $50.0 million based on approximately $431.0 million of accounts receivable that could be used as collateral for the AR Facility in accordance with the agreements governing the AR Facility. The commitment fee based on the amount of unused commitments under the AR Facility was $0.2 million in the three months ended June 30, 2026, $0.1 million in the three months ended June 30, 2025, $0.3 million in the six months ended June 30, 2026 and $0.2 million in the six months ended June 30, 2025.

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)
Senior Unsecured Notes

On June 12, 2026, the Company, along with its wholly-owned subsidiaries, Outfront Media Capital LLC (“Finance LLC”) and Outfront Media Capital Corporation (together with Finance LLC, the “Borrowers”) issued $500.0 million aggregate principal amount of 6.000% Senior Unsecured Notes due 2034 (the “2034 Notes”) in a private placement. The 2034 Notes are senior unsecured obligations of the Borrowers and are guaranteed on a senior unsecured basis by the Company and each of its direct and indirect domestic subsidiaries that guarantee the Senior Credit Facilities. Interest on the 2034 Notes is payable on June 15 and December 15 of each year, beginning on December 15, 2026. On or after June 15, 2029, the Borrowers may redeem at any time, or from time to time, some or all of the 2034 Notes. Prior to such date, the Borrowers may redeem up to 40% of the aggregate principal amount of the 2034 Notes in an amount not to exceed the net cash proceeds from certain equity offerings, at a redemption price of 106.000% of the principal amount thereof, plus accrued and unpaid interest, if any, to the date of redemption, provided that at least 50% of the aggregate principal amount of the 2034 Notes will remain outstanding after such redemption. In addition, the Borrowers may redeem some or all of the 2034 Notes at any time, or from time to time, prior to June 15, 2029, at a price equal to 100% of the principal amount of the 2034 Notes to be redeemed, plus the applicable “make whole” premium, plus accrued and unpaid interest, if any, to the date of redemption.

On June 15, 2026, we used the net proceeds from the issuance of the 2034 Notes, along with borrowings under the AR Facility and cash on hand, to redeem all of our outstanding 5.000% Senior Unsecured Notes due 2027 (the “2027 Notes”) and to pay accrued and unpaid interest on the 2027 Notes, if any, to, but excluding, the redemption date, and to pay fees and expenses in connection with the 2034 Notes offering and the 2027 Notes redemption. In the second quarter of 2026, we recorded a Loss on extinguishment of debt of $1.4 million relating to the 2027 Notes on the Consolidated Statement of Operations.

Debt Covenants

The Company, the Borrowers, and other guarantor subsidiaries party thereto, are parties to a credit agreement dated as of September 24, 2025 (the “Credit Agreement”). The Credit Agreement governing the Senior Credit Facilities, the agreements governing the AR Facility, and the indentures governing our senior notes contain customary affirmative and negative covenants, subject to certain exceptions, including but not limited to those that restrict the Company’s and its subsidiaries’ abilities to (i) pay dividends on, repurchase or make distributions in respect to the Company’s or its wholly-owned subsidiary, Outfront Media Capital LLC’s, capital stock or make other restricted payments other than dividends or distributions necessary for us to maintain our REIT status and/or avoid incurring taxes, subject to certain conditions and exceptions, (ii) enter into agreements restricting certain subsidiaries’ ability to pay dividends or make other intercompany or third-party transfers, and (iii) incur additional indebtedness or grant additional liens. One of the exceptions to the restriction on our ability to incur additional indebtedness under the Credit Agreement is satisfaction of a Consolidated Total Net Leverage Ratio, which is the ratio of our consolidated total debt (less unrestricted cash) to our Consolidated EBITDA (as defined in the Credit Agreement) for the trailing four consecutive quarters, of no greater than 6.5 to 1.0. As of June 30, 2026, our Consolidated Total Net Leverage Ratio was 3.8 to 1.0 in accordance with the Credit Agreement.

The terms of the Credit Agreement (and under certain circumstances, the agreements governing the AR Facility) require that we maintain a Consolidated Net Secured Leverage Ratio, which is the ratio of (i) our consolidated secured debt (less unrestricted cash) to (ii) our Consolidated EBITDA (as defined in the Credit Agreement) for the trailing four consecutive quarters, of no greater than 4.5 to 1.0 (subject to potential acquisition-related adjustments). As of June 30, 2026, our Consolidated Net Secured Leverage Ratio was 1.5 to 1.0 in accordance with the Credit Agreement. As of June 30, 2026, we are in compliance with our debt covenants.

Deferred Financing Costs

As of June 30, 2026, we had deferred $24.0 million in fees and expenses associated with the Term Loan, the Revolving Credit Facility, the AR Facility and our senior notes. We are amortizing the deferred fees through Interest expense, net, on our Consolidated Statement of Operations over the respective terms of the Term Loan, Revolving Credit Facility, AR Facility and our senior notes.

Fair Value

Under the fair value hierarchy, observable inputs such as unadjusted quoted prices in active markets for identical assets or liabilities are defined as Level 1; observable inputs other than quoted prices included within Level 1 that are either directly or indirectly observable for the asset or liability are defined as Level 2; and unobservable inputs for the asset or liability are

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)
defined as Level 3. The aggregate fair value of our debt, which is estimated based on quoted market prices of similar liabilities, was approximately $2.6 billion as of both June 30, 2026, and December 31, 2025. The fair value of our debt as of both June 30, 2026, and December 31, 2025, is classified as Level 2.

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

Note 10. Equity

As of June 30, 2026, 450,000,000 shares of our common stock, par value $0.01 per share, were authorized; 176,125,846 shares were issued and outstanding; and 50,000,000 shares of our preferred stock, par value $0.01 per share, were authorized with no shares issued and outstanding.

We have a sales agreement in connection with an “at-the-market” equity offering program (the “ATM Program”), under which we may, from time to time, issue and sell shares of our common stock up to an aggregate offering price of $300.0 million. We have no obligation to sell any of our common stock under the sales agreement and may at any time suspend solicitations and offers under the sales agreement. No shares were sold under the ATM Program during the six months ended June 30, 2026. As of June 30, 2026, we had approximately $232.5 million of capacity remaining under the ATM Program.

On August 5, 2026, we announced that our board of directors approved a quarterly cash dividend of $0.33 per share on our common stock payable on September 30, 2026, to stockholders of record at the close of business on September 4, 2026.

Note 11. Revenues

The following table summarizes revenues by source:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2026	2025	2026	2025
Billboard:
Static displays	$239.6	$230.2	$450.1	$437.1
Digital displays	126.1	107.2	224.0	199.5
Other(a)	13.7	13.9	38.2	25.4
Billboard revenues	379.4	351.3	712.3	662.0
Transit:
Static displays	59.0	46.4	100.0	80.5
Digital displays	67.6	49.9	112.3	85.5
Other	14.0	10.0	23.3	18.0
Transit revenues	140.6	106.3	235.6	184.0
Other	2.5	2.6	4.2	4.9
Total revenues	$522.5	$460.2	$952.1	$850.9
(a)Includes revenues related to condemnations of $0.5 million in the three months ended June 30, 2026, $1.9 million in the three months ended June 30, 2025, $14.0 million in the six months ended June 30, 2026, and $1.9 million in the six months ended June 30, 2025.

Rental income was $349.8 million in the three months ended June 30, 2026, $324.7 million in the three months ended June 30, 2025, $646.0 million in the six months ended June 30, 2026, and $613.8 million in the six months ended June 30, 2025, and is recorded in Revenues on the Consolidated Statement of Operations.

All revenues were generated in the U.S.

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)
We recognized substantially all of the Deferred revenues on the Consolidated Statement of Financial Position as of December 31, 2025, during the three months ended March 31, 2026.

Note 12. Restructuring Charges

As of June 30, 2025, we completed a restructuring and reduction in force plan (the “Plan”). In the three and six months ended June 30, 2025, we recorded restructuring charges of approximately $19.8 million associated with the Plan, consisting of $17.6 million of severance payments, employee benefits and related costs (including approximately $2.2 million in non-cash charges for stock-based compensation), and $2.2 million of professional fees. Restructuring charges of $8.2 million were recorded in Billboard, $3.6 million were recorded in Transit and $8.0 million were recorded in Corporate.

Restructuring reserves related to severance payments, employee benefits and related costs remain outstanding and are included in Accrued compensation on the Consolidated Statement of Financial Position, as follows:

(in millions)	Severance, Employee Benefits, and Related Costs
As of December 31, 2025	$6.6
Liabilities settled	(4.9)
As of June 30, 2026	$1.7

Note 13. Acquisitions

Acquisitions

We completed several asset acquisitions for a total purchase price of approximately $19.2 million in the six months ended June 30, 2026, and $8.5 million in the six months ended June 30, 2025. The value of the assets acquired has primarily been allocated to the related permits and leasehold agreements intangible assets (see Note 4. Intangible Assets).

Note 14. Stock-Based Compensation

Effective as of June 3, 2026, we amended and restated the OUTFRONT Media Inc. Amended and Restated Omnibus Stock Incentive Plan (as amended and restated, the “Stock Plan”) to increase the number of shares of our common stock reserved for issuance under our prior plan by 3,373,000 shares, so that the aggregate number of shares reserved for issuance under the Stock Plan is 22,948,000 shares of our common stock.

The following table summarizes our stock-based compensation expense for the three and six months ended June 30, 2026 and 2025.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2026	2025	2026	2025
Stock-based compensation expenses (restricted share units (“RSUs”) and performance-based RSUs (“PRSUs”)), before income taxes	$6.9	$8.2	$12.5	$17.7
Tax benefit	(0.3)	(0.7)	(0.6)	(1.1)
Stock-based compensation expense, net of tax	$6.6	$7.5	$11.9	$16.6

As of June 30, 2026, total unrecognized compensation cost related to non-vested RSUs and PRSUs was $42.4 million, which is expected to be recognized over a weighted average period of 2.2 years.

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)
RSUs and PRSUs

The following table summarizes activity for the six months ended June 30, 2026, of RSUs and PRSUs issued to our employees.

	Activity	Weighted Average Per Share Grant Date Fair Market Value
Non-vested as of December 31, 2025	3,203,845	$15.76
Granted:
RSUs	778,176	26.49
PRSUs	332,848	32.53
Vested:
RSUs	(1,088,218)	16.21
PRSUs	(420,794)	16.07
Forfeitures:
RSUs	(25,534)	20.87
Non-vested as of June 30, 2026	2,780,323	20.34

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

In the six months ended June 30, 2026 and 2025, our effective tax rate differed from the U.S. federal statutory income tax rate primarily due to our REIT status, including the dividends paid deduction, and the impact of state and local taxes.

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)
Note 16. Earnings Per Share (“EPS”)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2026	2025	2026	2025
Net income (loss) available for common stockholders	$77.5	$19.5	$96.6	$(1.1)
Less: Distributions to holders of Series A Convertible Perpetual Preferred Stock	—	2.2	—	4.4
Net income (loss) available for common stockholders, basic and diluted	$77.5	$17.3	$96.6	$(5.5)

Weighted average shares for basic EPS	176.1	167.1	175.8	166.8
Dilutive potential shares from grants of RSUs and PRSUs	1.4	0.9	1.5	—
Weighted average shares for diluted EPS(a)(b)	177.5	168.0	177.3	166.8
(a)The potential impact of 0.1 million granted RSUs and PRSUs in each of the three and six months ended June 30, 2026, 1.2 million granted RSUs and PRSUs in the three months ended June 30, 2025, and 1.9 million granted RSUs and PRSUs in the six months ended June 30, 2025, was antidilutive.
(b)The potential impact of 7.8 million shares of our common stock issuable upon conversion of the Series A Convertible Perpetual Preferred Stock (the “Series A Preferred Stock”) in each of the three and six months ended June 30, 2025, were antidilutive. In November 2025, all outstanding shares of the Series A Preferred Stock were converted to shares of our common stock.

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

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)
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

As of June 30, 2026, 27,354 digital displays had been installed, composed of 5,021 digital advertising screens on subway and train platforms and entrances, 15,904 smaller-format digital advertising screens on rolling stock and 6,429 MTA communications displays. In the three and six months ended June 30, 2026, no installations occurred. We substantially completed our initial deployment in 2024, with the remaining deployment required under the MTA Agreement subject to satisfaction of various conditions and work to be performed by the MTA. We are currently only performing maintenance operations and replacing damaged and broken displays. During six months ended June 30, 2026, we incurred equipment deployment costs of $4.2 million, net of tariff refunds received, which were recorded as Intangible assets related to franchise agreements. As of June 30, 2026, we had Intangible assets related to franchise agreements related to the MTA Agreement of $28.6 million. During the three and six months ended June 30, 2026, revenues related to the MTA Agreement exceeded the minimum annual guarantee threshold. However, no Prepaid MTA equipment deployment costs or associated recoupment expenses have been recorded with respect to these revenues, because such revenues are instead recouping equipment deployment costs incurred prior to December 31, 2025, that were previously expensed (including through impairment charges).

AdQuick, Inc. Agreement

On February 17, 2026, the Company entered into agreements with AdQuick, Inc. (“AdQuick”), pursuant to which, among other things, (i) AdQuick licenses its out-of-home sales cloud product to the Company for an initial non-cancellable three-year term (including a specified exclusivity period) for an annual fee of $17.0 million; and (ii) the Company invests up to $20.0 million in AdQuick, with approximately $4.0 million paid on February 17, 2026, and additional approximately $4.0 million payments made in four equal tranches, subject to the achievement of specified implementation milestones, of which one approximately $4.0 million payment was made on May 26, 2026.

Letters of Credit

We have indemnification obligations with respect to letters of credit and surety bonds primarily used as security against non-performance in the normal course of business. As of June 30, 2026, the outstanding letters of credit were approximately $72.5 million and outstanding surety bonds were approximately $125.5 million, and were not recorded on the Consolidated Statements of Financial Position.

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

The following tables set forth our financial performance by segment. We present Operating income (loss) before Depreciation, Amortization, Net loss on dispositions, Restructuring charges and Stock-based compensation (“Adjusted OIBDA”) as the primary measure of profit and loss for our operating segments. Adjusted OIBDA margin is a secondary measure utilized to measure performance of our operating segments.

Our chief operating decision maker utilizes Adjusted OIBDA and Adjusted OIBDA margin in evaluating our operating performance and planning and forecasting future periods, as each is an important indicator of our operational strength and business performance. We believe these measures highlight operational trends and provide an important perspective on operational performance across periods.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions, except percentages)	2026	2025	2026	2025
Billboard:
Billboard revenues	$379.4	$351.3	$712.3	$662.0
Billboard property lease(a)	(117.8)	(111.8)	(229.1)	(221.0)
Posting, maintenance and other(a)	(39.6)	(36.7)	(76.7)	(72.4)
Significant Billboard segment operating expenses(a)	(157.4)	(148.5)	(305.8)	(293.4)
Significant Billboard segment selling, general and administrative(b)	(74.1)	(68.4)	(142.2)	(135.2)
Billboard Adjusted OIBDA	$147.9	$134.4	$264.3	$233.4
Billboard Adjusted OIBDA margin	39.0%	38.3%	37.1%	35.3%

Transit:
Transit revenues	$140.6	$106.3	$235.6	$184.0
Transit franchise(a)	(66.4)	(62.8)	(126.1)	(120.8)
Posting, maintenance and other(a)	(20.4)	(18.2)	(38.3)	(34.8)
Significant Transit segment operating expenses(a)	(86.8)	(81.0)	(164.4)	(155.6)
Significant Transit segment selling, general and administrative(b)	(20.6)	(18.1)	(39.4)	(35.4)
Transit Adjusted OIBDA	$33.2	$7.2	$31.8	$(7.0)
Transit Adjusted OIBDA margin	23.6%	6.8%	13.5%	(3.8)%

Total segments:
Segment revenues	$520.0	$457.6	$947.9	$846.0
Billboard property lease(a)	(117.8)	(111.8)	(229.1)	(221.0)
Transit franchise(a)	(66.4)	(62.8)	(126.1)	(120.8)
Posting, maintenance and other(a)	(60.0)	(54.9)	(115.0)	(107.2)
Significant segment operating expenses(a)	(244.2)	(229.5)	(470.2)	(449.0)
Significant segment selling, general and administrative(b)	(94.7)	(86.5)	(181.6)	(170.6)
Segment Adjusted OIBDA	$181.1	$141.6	$296.1	$226.4

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2026	2025	2026	2025
Reconciliation to net income (loss):
Segment Adjusted OIBDA	$181.1	$141.6	$296.1	$226.4
Non-segment Adjusted OIBDA	(20.8)	(17.5)	(35.4)	(38.1)
Total Adjusted OIBDA	160.3	124.1	260.7	188.3
Restructuring charges(c)	—	(19.8)	—	(19.8)
Net loss on dispositions	(0.3)	(1.1)	(1.3)	(1.2)
Depreciation	(20.0)	(23.6)	(40.7)	(47.2)
Amortization	(17.0)	(17.4)	(34.2)	(34.5)
Stock-based compensation	(6.9)	(6.0)	(12.5)	(15.5)
Total operating income	116.1	56.2	172.0	70.1
Interest expense, net	(36.2)	(36.5)	(72.2)	(72.5)
Loss on extinguishment of debt	(1.4)	—	(1.4)	—
Income (loss) before provision for income taxes and equity in earnings of investee companies	78.5	19.7	98.4	(2.4)
Provision for income taxes	(0.9)	(0.2)	(1.3)	(0.7)
Equity in earnings of investee companies, net of tax	0.1	—	(0.1)	1.9
Net income (loss) before allocation to redeemable and non-redeemable noncontrolling interests	77.7	19.5	97.0	(1.2)
Net income (loss) attributable to redeemable and non-redeemable noncontrolling interests	0.2	—	0.4	(0.1)
Net income (loss) attributable to OUTFRONT Media Inc.	$77.5	$19.5	$96.6	$(1.1)

Revenues	$522.5	$460.2	$952.1	$850.9

Billboard property lease(a)	$(117.8)	$(111.8)	$(229.1)	$(221.0)
Transit franchise(a)	(66.4)	(62.8)	(126.1)	(120.8)
Posting, maintenance and other(a)	(61.9)	(56.9)	(118.4)	(111.0)
Operating expenses	(246.1)	(231.5)	(473.6)	(452.8)
Selling, general and administrative(b)	(123.0)	(110.6)	(230.3)	(225.3)
Stock-based compensation	6.9	6.0	12.5	15.5
Adjusted OIBDA	$160.3	$124.1	$260.7	$188.3
(a)The significant expense categories and amounts align with the segment-level information that is regularly provided to the chief operating decision maker.
(b)Selling, general and administrative expenses includes, but is not limited to, compensation and benefits, including commissions, professional fees, office rent and travel and entertainment.
(c)In the three and six months ended June 30, 2025, Restructuring charges associated with the Plan consisted of severance payments, employee benefits and related costs, and professional fees, and includes approximately $2.2 million in non-cash charges for stock-based compensation.

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)
Other disclosures(a):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2026	2025	2026	2025
Revenues(b):
United States	$522.5	$460.2	$952.1	$850.9

			As of
			June 30, 2026	December 31, 2025
Long-lived Assets(c):
United States			$4,838.2	$4,798.8
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

As of June 30, 2025, we completed a restructuring and reduction in force plan (the “Plan”) intended to achieve the Company’s strategic goals of increasing sales demand, enhancing customer experience, optimizing internal cost efficiencies, and realigning its organization. As of June 30, 2026, approximately $1.7 million in restructuring reserves related to severance payments, employee benefits and related costs remain outstanding and are included in Accrued compensations on the Consolidated Statement of Financial Position. The Company may incur other charges or cash expenditures not currently contemplated due to unanticipated events that may occur in connection with the implementation of the Plan. (See Note 12. Restructuring Charges to the Consolidated Financial Statements.)

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

During the six months ended June 30, 2026, we built or converted 49 new digital billboard displays and entered into marketing arrangements to sell advertising on 13 third-party digital billboard displays. In the six months ended June 30, 2026, we built, converted or replaced 48 digital transit and other displays. The following table sets forth information regarding our digital displays.

	Digital Revenues (in millions) for the Six Months Ended June 30, 2026(a)			Number of Digital Displays as of June 30, 2026(a)
Location	Digital Billboard	Digital Transit	Total Digital Revenues	Digital Billboard Displays	Digital Transit Displays	Total Digital Displays
United States	$224.0	$112.3	$336.3	1,983	29,649	31,632
(a)Digital display amounts include 6,507 displays reserved for transit agency use. Our number of digital displays is impacted by acquisitions, dispositions, management agreements, the net effect of new and lost billboards, and the net effect of won and lost franchises in the period.

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

We have a diversified base of customers across various industries. During the three months ended June 30, 2026, our largest categories of advertisers were entertainment, technology and legal services/lawyers, which represented 16%, 11% and 10% of our total revenues from our Billboard and Transit segments, respectively. During the three months ended June 30, 2025, our largest categories of advertisers were entertainment, retail and legal services/lawyers, which represented 17%, 11% and 10% of our total revenues from our Billboard and Transit segments, respectively. During the six months ended June 30, 2026, our largest categories of advertisers were entertainment, legal services/lawyers and retail, which represented 17%, 11% and 10% of our total revenues from our Billboard and Transit segments, respectively. During the six months ended June 30, 2025, our largest categories of advertisers were entertainment, retail and legal services/lawyers, which represented 18%, 11% and 10% of our total revenues from our Billboard and Transit segments, respectively.

Our large-scale portfolio allows our customers to reach a national audience and also provides the flexibility to tailor campaigns to specific regions or markets. We generated approximately 41% of our total revenues from our Billboard and Transit segments from enterprise advertising campaigns in the three months ended June 30, 2026, compared to approximately 41% in the same prior-year period. We generated approximately 40% of our total revenues from our Billboard and Transit segments from enterprise advertising campaigns in the six months ended June 30, 2026, compared to approximately 41% in the same prior-year period.

Our transit businesses require us to periodically obtain and renew contracts with municipalities and other governmental entities. When these contracts expire, we generally must participate in highly competitive bidding processes in order to obtain or renew contracts.

Key Performance Indicators

Our management reviews our performance by focusing on the indicators described below.

Several of our key performance indicators are not prepared in conformity with Generally Accepted Accounting Principles in the United States of America (“GAAP”). We believe these non-GAAP performance indicators are meaningful supplemental measures of our operating performance and should not be considered in isolation or as a substitute for their most directly comparable GAAP financial measures.

	Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%
(in millions, except percentages)	2026	2025	Change	2026	2025	Change
Revenues	$522.5	$460.2	14%	$952.1	$850.9	12%
Operating income	116.1	56.2	107	172.0	70.1	145
Adjusted OIBDA(a)	160.3	124.1	29	260.7	188.3	38
Adjusted OIBDA(a) margin	30.7%	27.0%		27.4%	22.1%
Net income (loss) attributable to OUTFRONT Media Inc.	77.5	19.5	*	96.6	(1.1)	*
Funds from operations (“FFO”)(a) attributable to OUTFRONT Media Inc.	123.5	70.4	75	187.0	96.9	93
Adjusted FFO (“AFFO”)(a) attributable to OUTFRONT Media Inc.	120.8	83.1	45	181.8	110.2	65
*Calculation is not meaningful.
(a)See the “Reconciliation of Non-GAAP Financial Measures” and “Revenues” sections of this MD&A for reconciliations of Operating income to Operating income before Depreciation, Amortization, Net (gain) loss on dispositions, Restructuring charges and Stock-based compensation (“Adjusted OIBDA”) and Net income (loss) attributable to OUTFRONT Media Inc. to FFO attributable to OUTFRONT Media Inc. and AFFO attributable to OUTFRONT Media Inc.

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

	Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%
(in millions, except percentages)	2026	2025	Change	2026	2025	Change
Total revenues	$522.5	$460.2	14%	$952.1	$850.9	12%

Total revenues increased $62.3 million, or 14%, in the three months ended June 30, 2026, compared to the same prior-year period and increased $101.2 million, or 12%, in the six months ended June 30, 2026, compared to the same prior-year period.

Expenses

	Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%
(in millions, except percentages)	2026	2025	Change	2026	2025	Change
Expenses:
Operating	$246.1	$231.5	6%	$473.6	$452.8	5%
Selling, general and administrative	123.0	110.6	11	230.3	225.3	2
Restructuring charges	—	19.8	*	—	19.8	*
Net loss on dispositions	0.3	1.1	(73)	1.3	1.2	8
Depreciation	20.0	23.6	(15)	40.7	47.2	(14)
Amortization	17.0	17.4	(2)	34.2	34.5	(1)
Total expenses	$406.4	$404.0	1	$780.1	$780.8	—
*Calculation is not meaningful.

Operating Expenses

	Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%
(in millions, except percentages)	2026	2025	Change	2026	2025	Change
Operating expenses:
Billboard property lease	$117.8	$111.8	5%	$229.1	$221.0	4%
Transit franchise	66.4	62.8	6	126.1	120.8	4
Posting, maintenance and other	61.9	56.9	9	118.4	111.0	7
Total operating expenses	$246.1	$231.5	6	$473.6	$452.8	5

Billboard property lease expenses represented 23% of total revenues in the three months ended June 30, 2026, and 24% in the three months ended June 30, 2025. The decrease in billboard property lease expenses as a percentage of total revenues in the three months ended June 30, 2026, compared to the same prior-year period was primarily due to higher Transit revenues and the impact of lost billboards in the period. Billboard property lease expenses represented 24% of total revenues in the six months ended June 30, 2026, and 26% in the six months ended June 30, 2025. The decrease in billboard property lease expenses as a percentage of total revenues in the six months ended June 30, 2026, compared to the same prior-year period was primarily due to higher Transit revenues, higher proceeds from condemnations and the impact of lost billboards in the period.

Billboard property lease expenses increased $6.0 million, or 5%, in the three months ended June 30, 2026, compared to the same prior-year period, primarily due to higher variable billboard property lease expenses, partially offset by the impact of lost billboards in the period. Billboard property lease expenses increased $8.1 million, or 4%, in the six months ended June 30, 2026, compared to the same prior-year period, primarily due to higher variable billboard property lease expenses, partially offset by the impact of lost billboards in the period.

Transit franchise expenses represented 13% of total revenues in the three months ended June 30, 2026, 14% in the three months ended June 30, 2025, 13% in the six months ended June 30, 2026, and 14% in the six months ended June 30, 2025. Transit franchise expenses, as a percentage of total revenues in the three and six months ended June 30, 2026, were comparable to the same prior-year periods, primarily driven by higher variable transit franchise expenses driven by higher Transit revenues outside of New York.

Transit franchise expenses increased $3.6 million, or 6%, in the three months ended June 30, 2026, compared to the same prior-year period, primarily due to higher variable transit franchise expenses driven by higher Transit revenues outside of New York and higher guaranteed minimum annual payments to the MTA due to inflation. Transit franchise expenses increased $5.3 million, or 4%, in the six months ended June 30, 2026, compared to the same prior-year period, primarily due to higher variable transit franchise expenses driven by higher Transit revenues outside of New York and higher guaranteed minimum annual payments to the MTA due to inflation.

Posting, maintenance and other expenses, as a percentage of total revenues, were 12% in the three months ended June 30, 2026, 12% in the three months ended June 30, 2025, 12% in the six months ended June 30, 2026 and 13% in the six months ended June 30, 2025. Posting, maintenance and other expenses increased $5.0 million, or 9%, in the three months ended June 30,

2026, compared to the same prior-year period, primarily due to higher production expenses and higher maintenance and utility costs, partially offset by lower site-related costs. Posting, maintenance and other expenses increased $7.4 million, or 7%, in the six months ended June 30, 2026, compared to the same prior-year period, primarily due to higher production expenses and higher maintenance and utility costs, partially offset by lower site-related costs.

Selling, General and Administrative Expenses (“SG&A”)

SG&A expenses increased $12.4 million, or 11%, in the three months ended June 30, 2026, compared to the same prior-year period, primarily due to higher professional fees, including software and technology expenses, higher compensation-related expenses, a higher allowance for bad debt and the impact of market fluctuations on an unfunded equity-linked retirement plan offered by the Company to certain employees, partially offset by lower credit card usage by customers. SG&A expenses increased $5.0 million, or 2%, in the six months ended June 30, 2026, compared to the same prior-year period, primarily due to higher professional fees, including software and technology expenses, a higher allowance for bad debt, higher compensation-related expenses, including severance and salaries, higher client entertainment expenses, and the impact of market fluctuations on an unfunded equity-linked retirement plan offered by the Company to certain employees, partially offset by lower credit card usage by customers. We expect SG&A expenses to outpace our revenue growth for the remainder of 2026, as we continue to invest in our strategic initiatives, including digital sales, data analytics, technology enhancements, customer experience improvements, employee training and recruitment.

Restructuring Charges

In the three months ended June 30, 2025, we recorded restructuring charges of approximately $19.8 million associated with the Plan, consisting of severance payments, employee benefits and related costs, and professional fees. The restructuring charges include approximately $2.2 million in non-cash charges for stock-based compensation.

Net Loss on Dispositions

Net loss on dispositions decreased $0.8 million, or 73%, in the three months ended June 30, 2026, compared to the same prior-year period. Net loss on dispositions increased $0.1 million, or 8.3%, in the six months ended June 30, 2026, compared to the same prior-year period.

Depreciation

Depreciation decreased $3.6 million, or 15%, in the three months ended June 30, 2026, and decreased $6.5 million, or 14%, in the six months ended June 30, 2026, compared to the same prior-year periods, primarily due to an increase in fully-depreciated assets.

Amortization

Amortization decreased $0.4 million, or 2%, in the three months ended June 30, 2026, and decreased $0.3 million, or 1%, in the six months ended June 30, 2026, compared to the same prior-year periods.

Interest Expense, Net

Interest expense, net, was $36.2 million (including $1.3 million of deferred financing costs) in the three months ended June 30, 2026, and $36.5 million (including $1.5 million of deferred financing costs) in the same prior-year period. Interest expense, net, was $72.2 million (including $2.7 million of deferred financing costs) in the six months ended June 30, 2026, and $72.5 million (including $3.0 million of deferred financing costs) in the same prior-year period. Interest expense, net, in the three and six months ended June 30, 2026, decreased slightly compared to the same prior-year periods, due primarily to the refinancing of the 2027 Notes (as defined below), partially by a higher interest rates.

Loss on Extinguishment of Debt

In June 2026, we recorded a loss on extinguishment of debt of $1.4 million relating to the redemption of all of our outstanding 5.000% Senior Unsecured Notes due 2027 (the “2027 Notes”).

Provision for Income Taxes

Provision for income taxes increased $0.7 million in the three months ended June 30, 2026, and increased $0.6 million, or 86%, in the six months ended June 30, 2026, compared to the same prior-year periods, due primarily to higher income from taxable REIT subsidiaries (“TRSs”).

Net Income (Loss)

Net income before allocation to redeemable and non-redeemable noncontrolling interests increased $58.2 million in the three months ended June 30, 2026, compared to the same prior-year period, primarily driven by higher transit revenues. Net income before allocation to redeemable and non-redeemable noncontrolling interests was $97.0 million in the six months ended June 30, 2026, compared to Net loss before allocation to redeemable and non-redeemable noncontrolling interests of $1.2 million in the same prior-year period, primarily driven by higher transit revenues and higher proceeds from condemnations.

Reconciliation of Non-GAAP Financial Measures

Adjusted OIBDA

We calculate Adjusted OIBDA as operating income (loss) before depreciation, amortization, net (gain) loss on dispositions, restructuring charges and stock-based compensation. We calculate Adjusted OIBDA margin by dividing Adjusted OIBDA by total revenues. Adjusted OIBDA and Adjusted OIBDA margin are among the primary measures we use for managing our business, evaluating our operating performance and planning and forecasting future periods, as each is an important indicator of our operational strength and business performance. Our management believes users of our financial data are best served if the information that is made available to them allows them to align their analysis and evaluation of our operating results along the same lines that our management uses in managing, planning and executing our business strategy. Our management also believes that the presentations of Adjusted OIBDA and Adjusted OIBDA margin, as supplemental measures, are useful in evaluating our business because eliminating certain non-comparable items highlights operational trends in our business that may not otherwise be apparent when relying solely on GAAP financial measures. It is management’s opinion that these supplemental measures provide users of our financial data with an important perspective on our operating performance and also make it easier for users of our financial data to compare our results with other companies that have different financing and capital structures or tax rates.

FFO and AFFO

When used herein, references to “FFO” and “AFFO” mean “FFO attributable to OUTFRONT Media Inc.” and “AFFO attributable to OUTFRONT Media Inc.,” respectively. We calculate FFO in accordance with the definition established by the National Association of Real Estate Investment Trusts (“NAREIT”). FFO reflects net income (loss) attributable to OUTFRONT Media Inc. adjusted to exclude gains and losses from the sale of real estate assets, depreciation and amortization of real estate assets, amortization of direct lease acquisition costs and the same adjustments for our equity-based investments and redeemable and non-redeemable noncontrolling interests, as well as the related income tax effect of adjustments, as applicable. We calculate AFFO as FFO adjusted to include amortization of direct lease acquisition costs as such costs are generally amortized over a period ranging from four weeks to one year and therefore are incurred on a regular basis. AFFO also includes cash paid for maintenance capital expenditures since these are routine uses of cash that are necessary for our operations. In addition, AFFO excludes restructuring charges and losses on extinguishment of debt, as well as certain non-cash items, including non-real estate depreciation and amortization, stock-based compensation expense, accretion expense, the non-cash effect of straight-line rent, amortization of deferred financing costs and the same adjustments for our redeemable and non-redeemable noncontrolling interests, along with the non-cash portion of income taxes, and the related income tax effect of adjustments, as applicable. We use FFO and AFFO measures for managing our business and for planning and forecasting future periods, and each is an important indicator of our operational strength and business performance, especially compared to other REITs. Our management believes users of our financial data are best served if the information that is made available to them allows them to align their analysis and evaluation of our operating results along the same lines that our management uses in managing, planning and executing our business strategy. Our management also believes that the presentations of FFO and AFFO, as supplemental measures, are useful in evaluating our business because adjusting results to reflect items that have more bearing on the operating performance of REITs highlights trends in our business that may not otherwise be apparent when relying solely on GAAP financial measures. It is management’s opinion that these supplemental measures provide users of our financial data with an important perspective on our operating performance and also make it easier to compare our results to other companies in our industry, as well as to REITs.

Since Adjusted OIBDA, Adjusted OIBDA margin, FFO and AFFO are not measures calculated in accordance with GAAP, they should not be considered in isolation or as a substitute for operating income (loss) and net income (loss) attributable to

OUTFRONT Media Inc., the most directly comparable GAAP financial measures, as indicators of operating performance. These measures, as we calculate them, may not be comparable to similarly titled measures employed by other companies. In addition, these measures do not necessarily represent funds available for discretionary use and are not necessarily a measure of our ability to fund our cash needs.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions, except percentages)	2026	2025	2026	2025
Total revenues	$522.5	$460.2	$952.1	$850.9

Operating income	$116.1	$56.2	$172.0	$70.1
Restructuring charges(a)	—	19.8	—	19.8
Net loss on dispositions	0.3	1.1	1.3	1.2
Depreciation	20.0	23.6	40.7	47.2
Amortization	17.0	17.4	34.2	34.5
Stock-based compensation	6.9	6.0	12.5	15.5
Adjusted OIBDA	$160.3	$124.1	$260.7	$188.3
Adjusted OIBDA margin	30.7%	27.0%	27.4%	22.1%

Net income (loss) attributable to OUTFRONT Media Inc.	$77.5	$19.5	$96.6	$(1.1)
Depreciation of billboard advertising structures	15.7	19.2	31.9	38.0
Amortization of real estate-related intangible assets	14.1	15.0	28.4	30.1
Amortization of direct lease acquisition costs	16.0	15.6	29.0	28.8
Net loss on disposition of real estate assets	0.3	1.1	1.3	1.2
Adjustment related to redeemable and non-redeemable noncontrolling interests	(0.1)	—	(0.2)	(0.1)
FFO attributable to OUTFRONT Media Inc.	123.5	70.4	187.0	96.9
Non-cash portion of income taxes	(0.9)	(1.2)	(0.9)	(0.7)
Amortization of direct lease acquisition costs	(16.0)	(15.6)	(29.0)	(28.8)
Maintenance capital expenditures	(5.6)	(7.0)	(12.6)	(13.3)
Restructuring charges(a)	—	19.8	—	19.8
Other depreciation	4.3	4.4	8.8	9.2
Other amortization	2.9	2.4	5.8	4.4
Stock-based compensation	6.9	6.0	12.5	15.5
Non-cash effect of straight-line rent	2.2	2.4	4.6	3.5
Accretion expense	0.8	0.7	1.5	1.4
Amortization of deferred financing costs	1.3	1.5	2.7	3.0
Loss on extinguishment of debt	1.4	—	1.4	—
Income tax effect of adjustments(b)	—	(0.7)	—	(0.7)
AFFO attributable to OUTFRONT Media Inc.	$120.8	$83.1	$181.8	$110.2
(a)In the three and six months ended June 30, 2025, Restructuring charges associated with the Plan consisted of severance payments, employee benefits and related costs, and professional fees, and includes approximately $2.2 million in non-cash charges for stock-based compensation.
(b)Income tax effect related to Restructuring charges in 2025.

FFO attributable to OUTFRONT Media Inc. increased $53.1 million, or 75%, in the three months ended June 30, 2026, compared to the same prior-year period, due primarily to higher Adjusted OIBDA and restructuring charges in 2025. FFO attributable to OUTFRONT Media Inc. increased $90.1 million, or 93%, in the six months ended June 30, 2026, compared to the same prior-year period, due primarily to higher Adjusted OIBDA and restructuring charges in 2025. AFFO attributable to OUTFRONT Media Inc. increased $37.7 million, or 45%, in the three months ended June 30, 2026, compared to the same prior-year period, due primarily to higher Adjusted OIBDA. AFFO attributable to OUTFRONT Media Inc. increased $71.6 million, or 65%, in the six months ended June 30, 2026, compared to the same prior-year period, due primarily to higher Adjusted OIBDA.

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

The following table presents our Revenues, Adjusted OIBDA and Operating income by segment in the three and six months ended June 30, 2026 and 2025.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2026	2025	2026	2025
Revenues:
Billboard	$379.4	$351.3	$712.3	$662.0
Transit	140.6	106.3	235.6	184.0
Other	2.5	2.6	4.2	4.9
Total revenues	$522.5	$460.2	$952.1	$850.9

Operating income	$116.1	$56.2	$172.0	$70.1
Restructuring charges(a)	—	19.8	—	19.8
Net loss on dispositions	0.3	1.1	1.3	1.2
Depreciation	20.0	23.6	40.7	47.2
Amortization	17.0	17.4	34.2	34.5
Stock-based compensation(b)	6.9	6.0	12.5	15.5
Total Adjusted OIBDA	$160.3	$124.1	$260.7	$188.3

Adjusted OIBDA:
Billboard	$147.9	$134.4	$264.3	$233.4
Transit	33.2	7.2	31.8	(7.0)
Other	0.5	0.5	0.7	1.0
Corporate	(21.3)	(18.0)	(36.1)	(39.1)
Total Adjusted OIBDA	$160.3	$124.1	$260.7	$188.3

Operating income (loss):
Billboard	$115.2	$88.6	$197.7	$149.6
Transit	28.6	(0.9)	22.2	(17.9)
Other	0.5	0.5	0.7	1.0
Corporate	(28.2)	(32.0)	(48.6)	(62.6)
Total operating income	$116.1	$56.2	$172.0	$70.1
(a)In the three and six months ended June 30, 2025, Restructuring charges associated with the Plan consisted of severance payments, employee benefits and related costs, and professional fees, and includes approximately $2.2 million in non-cash charges for stock-based compensation.
(b)Stock-based compensation is classified as Corporate expense.

Billboard

	Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%
(in millions, except percentages)	2026	2025	Change	2026	2025	Change
Operating income	$115.2	$88.6	30%	$197.7	$149.6	32%
Restructuring charges	—	8.2	*	—	8.2	*
Net loss on dispositions	0.4	1.2	—	1.3	1.9	(32)
Depreciation	17.6	20.7	(15)	35.7	42.3	(16)
Amortization	14.7	15.7	(6)	29.6	31.4	(6)
Adjusted OIBDA	$147.9	$134.4	10	$264.3	$233.4	13

Revenues	$379.4	$351.3	8	$712.3	$662.0	8
Operating expenses:
Billboard property lease	$(117.8)	$(111.8)	5	(229.1)	(221.0)	4
Posting, maintenance and other	(39.6)	(36.7)	8	(76.7)	(72.4)	6
Total operating expenses	(157.4)	(148.5)	6	(305.8)	(293.4)	4
SG&A expenses	(74.1)	(68.4)	8	(142.2)	(135.2)	5
Adjusted OIBDA	$147.9	$134.4	10	$264.3	$233.4	13
Adjusted OIBDA margin	39.0%	38.3%		37.1%	35.3%

New York metropolitan area revenues as a percentage of Billboard segment revenues	8%	8%		8%	8%
Los Angeles metropolitan area revenues as a percentage of Billboard segment revenues	13%	14%		13%	15%

Billboard segment revenues increased $28.1 million, or 8%, in the three months ended June 30, 2026, compared to the same prior-year period, reflecting an increase in average revenue per display (yield), including the impact of programmatic and direct sale advertising platforms on digital billboard revenues, and revenues related to the 2026 Federation Internationale de Football Association (“FIFA”) World Cup, partially offset by the impact of lost billboards in the period. Billboard segment revenues increased $50.3 million, or 8%, in the six months ended June 30, 2026, compared to the same prior-year period, reflecting an increase in average revenue per display (yield), including the impact of programmatic and direct sale advertising platforms on digital billboard revenues, revenues related to the 2026 FIFA World Cup and higher proceeds from condemnations, partially offset by the impact of lost billboards in the period. We generated approximately 39% in the three months ended June 30, 2026, 38% in the three months ended June 30, 2025, 37% in the six months ended June 30, 2026, and 38% in the six months ended June 30, 2025, of our Billboard segment revenues from enterprise advertising campaigns.

Billboard segment property lease expenses represented 31% of Billboard segment revenues in the three months ended June 30, 2026, 32% in the three months ended June 30, 2025, 32% in the six months ended June 30, 2026, and 33% in the six months ended June 30, 2025. Billboard segment property lease expenses increased $6.0 million, or 5%, in the three months ended June 30, 2026, compared to the same prior-year period, primarily driven by higher variable billboard property lease expenses, partially offset by the impact of lost billboards in the period. Billboard segment property lease expenses increased $8.1 million, or 4%, in the six months ended June 30, 2026, compared to the same prior-year period, primarily driven by higher variable billboard property lease expenses, partially offset by the impact of lost billboards in the period. Billboard segment posting maintenance and other expenses increased $2.9 million, or 8%, in the three months ended June 30, 2026, compared to the same prior-year period, primarily driven by higher maintenance and utilities, higher production expenses, and higher compensation-related expenses, partially offset by lower site-related costs. Billboard segment posting maintenance and other expenses increased $4.3 million, or 6%, in the six months ended June 30, 2026, compared to the same prior-year period, primarily driven by higher maintenance and utilities, higher production expenses, and higher compensation-related expenses, partially offset by lower site-related costs.

SG&A expenses in the Billboard segment increased $5.7 million, or 8%, in the three months ended June 30, 2026, compared to the same prior-year period, primarily driven by higher professional fees, including software and technology expenses, and a higher allowance for bad debt, partially offset by lower credit card usage by customers and lower compensation-related expenses. SG&A expenses in the Billboard segment increased $7.0 million, or 5%, in the six months ended June 30, 2026, compared to the same prior-year period, primarily driven by higher professional fees, including software and technology expenses, and a higher allowance for bad debt, partially offset by lower credit card usage by customers and lower compensation-related expenses.

Billboard segment Adjusted OIBDA increased $13.5 million, or 10%, in the three months ended June 30, 2026, compared to the same prior-year period. Billboard segment Adjusted OIBDA increased $30.9 million, or 13%, in the six months ended June 30, 2026, compared to the same prior-year period. Billboard segment Adjusted OIBDA margin was 39.0% in the three months ended June 30, 2026, 38.3% in the three months ended June 30, 2025, 37.1% in the six months ended June 30, 2026, and 35.3% in the six months ended June 30, 2025.

Transit

	Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%
(in millions, except percentages)	2026	2025	Change	2026	2025	Change
Operating income (loss)	$28.6	$(0.9)	*	$22.2	$(17.9)	(224)%
Restructuring charges	—	3.6	*	—	3.6	*
Net gain on dispositions	(0.1)	(0.1)	*	—	(0.7)	*
Depreciation	2.4	2.9	(17)%	5.0	4.9	2
Amortization	2.3	1.7	35	4.6	3.1	48
Adjusted OIBDA	$33.2	$7.2	*	$31.8	$(7.0)	*

Revenues	$140.6	$106.3	32	$235.6	$184.0	28
Operating expenses:
Transit franchise	(66.4)	(62.8)	6	(126.1)	(120.8)	4
Posting, maintenance and other	(20.4)	(18.2)	12	(38.3)	(34.8)	10
Total operating expenses	(86.8)	(81.0)	7	(164.4)	(155.6)	6
SG&A expenses	(20.6)	(18.1)	14	(39.4)	(35.4)	11
Adjusted OIBDA	$33.2	$7.2	*	$31.8	$(7.0)	*
Adjusted OIBDA margin	23.6%	6.8%		13.5%	(3.8)%

New York metropolitan area revenues as a percentage of Transit segment revenues	62%	55%		61%	56%
Los Angeles metropolitan area revenues as a percentage of Transit segment revenues	8%	8%		8%	7%
*    Calculation is not meaningful.

Transit segment revenues increased $34.3 million, or 32%, in the three months ended June 30, 2026, compared to the same prior-year period, primarily due to an increase in average revenue per display (yield) and revenues related to the 2026 FIFA World Cup, partially offset by the impact of new and lost transit franchise contracts. Transit segment revenues increased $51.6 million, or 28%, in the six months ended June 30, 2026, compared to the same prior-year period, primarily due to an increase in average revenue per display (yield) and revenues related to the 2026 FIFA World Cup, partially offset by the impact of new and lost transit franchise contracts. We generated approximately 46% in the three months ended June 30, 2026, 53% in the three months ended June 30, 2025, 48% in the six months ended June 30, 2026 and 53% in the six months ended June 30, 2025, of our Transit segment revenues from enterprise advertising campaigns.

Transit segment franchise expenses represented 47% of Transit segment revenues in the three months ended June 30, 2026, 59% in the three months ended June 30, 2025, 54% in the six months ended June 30, 2026, and 66% in the six months ended June 30, 2025. Transit segment franchise expenses increased $3.6 million, or 6%, in the three months ended June 30, 2026, compared to the same prior-year period, primarily due to higher variable transit franchise expenses driven by higher Transit revenues outside of New York and higher guaranteed minimum annual payments to the MTA due to inflation. Transit segment franchise expenses increased $5.3 million, or 4%, in the six months ended June 30, 2026, compared to the same prior-year period, primarily due to higher variable transit franchise expenses driven by higher Transit revenues outside of New York and higher guaranteed minimum annual payments to the MTA due to inflation. Transit segment posting, maintenance and other expenses increased $2.2 million, or 12%, in the three months ended June 30, 2026, compared to the same prior-year period, primarily driven by higher display production costs and higher posting and rotation costs, partially offset by lower site-related costs. Transit segment posting, maintenance and other expenses increased $3.5 million, or 10%, in the six months ended June 30, 2026, compared to the same prior-year period, primarily driven by higher display production costs and higher posting and rotation costs.

SG&A expenses in the Transit segment increased $2.5 million, or 14%, in the three months ended June 30, 2026, compared to the same prior-year period, primarily driven by higher professional fees, including software and technology expenses, higher compensation-related expenses, including commissions, and a higher allowance for bad debt, partially offset by lower credit card usage by customers. SG&A expenses in the Transit segment increased $4.0 million, or 11%, in the six months ended June 30, 2026, compared to the same prior-year period, primarily driven by higher professional fees, including software and technology expenses, higher compensation-related expenses, including commissions, and a higher allowance for bad debt, partially offset by lower credit card usage by customers.

Transit segment Adjusted OIBDA increased $26.0 million in the three months ended June 30, 2026, compared to the same prior-year period, due primarily to a larger increase in Transit segment revenues compared to a smaller increase in Transit segment operating expenses. Transit segment Adjusted OIBDA was $31.8 million in the six months ended June 30, 2026, compared to an Adjusted OIBDA loss of $7.0 million in the same prior-year period, due primarily to a larger increase in Transit segment revenues compared to a smaller increase in Transit segment operating expenses.

Other

Total Other revenues decreased $0.1 million, or 4%, operating expenses decreased $0.1 million, or 5%, and Other Adjusted OIBDA in the three months ended June 30, 2026, was comparable to the same prior-year period, due primarily to a decrease in third-party digital equipment sales. Total Other revenues decreased $0.7 million, or 14%, operating expenses decreased $0.4 million, or 11%, and Other Adjusted OIBDA decreased $0.3 million, or 30%, in the six months ended June 30, 2026, compared to the same prior-year period, due primarily to a decrease in third-party digital equipment sales.

Corporate

Corporate expenses primarily include expenses associated with employees who provide centralized services. Corporate expenses, excluding restructuring charges and stock-based compensation, increased $3.3 million, or 18%, in the three months ended June 30, 2026, compared to the same prior-year period, primarily due to higher compensation-related expenses, including severance, and the impact of market fluctuations on an unfunded equity-linked retirement plan offered by the Company to certain employees. Corporate expenses, excluding restructuring charges and stock-based compensation, decreased $3.0 million, or 8%, in the six months ended June 30, 2026, compared to the same prior-year period, primarily due to lower professional fees, including fees related to a management consulting project, and lower compensation-related expenses, including severance, partially offset by the impact of market fluctuations on an unfunded equity-linked retirement plan offered by the Company to certain employees.

Liquidity and Capital Resources

	As of
(in millions, except percentages)	June 30, 2026	December 31, 2025	% Change
Assets:
Cash and cash equivalents	$31.2	$99.9	(69)%
Receivables, less allowance ($26.2 in 2026 and $23.2 in 2025)	352.3	365.7	(4)
Prepaid lease and transit franchise costs	2.5	5.1	(51)
Prepaid MTA equipment deployment costs	—	—	*
Other prepaid expenses	20.1	21.9	(8)
Other current assets	9.2	11.1	(17)
Total current assets	415.3	503.7	(18)
Liabilities:
Accounts payable	36.0	50.2	(28)
Accrued compensation	51.6	78.3	(34)
Accrued interest	23.6	35.1	(33)
Accrued lease and transit franchise costs	72.7	72.2	1
Other accrued expenses	75.9	57.0	33
Deferred revenues	54.7	57.7	(5)
Short-term debt	100.0	—	*
Short-term operating lease liabilities	178.7	172.9	3
Other current liabilities	26.6	21.9	21
Total current liabilities	619.8	545.3	14
Working capital	$(204.5)	$(41.6)	*
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

Working capital was a deficit of $204.5 million as of June 30, 2026, compared to a deficit of $41.6 million as of December 31, 2025, primarily driven by higher short-term debt, a lower cash balance and lower receivables, partially offset by lower bonus accruals, lower accounts payable and lower accrued interest.

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

•Recoupment of Equipment Deployment Costs. We may retain incremental revenues that exceed an annual base revenue amount for the cost of deploying advertising and communications displays throughout the transit system. Recoupable MTA equipment deployment costs are recorded as Prepaid MTA equipment deployment costs and Intangible assets on our Consolidated Statement of Financial Position, and as these costs are recouped from incremental revenues that the MTA would otherwise be entitled to receive, Prepaid MTA equipment deployment costs will be reduced. If incremental revenues generated over the term of the agreement are not sufficient to cover all or a portion of the equipment deployment costs, the costs will not be recouped, which could have an adverse effect on our business, financial condition and results of operations, including impairment charges. If we do not recoup all costs of deploying advertising and communications screens with respect to the New Inventory by the end of the term of the MTA Agreement, the MTA will be obligated to reimburse us for these costs. Deployment costs in an amount not to exceed $50.7 million, which were deemed authorized before December 31, 2020, were paid directly by the MTA. All other deployment costs are subject to recoupment in accordance with the MTA Agreement. Based on the recent performance of our MTA assets, we currently expect to recoup some but not all of our MTA equipment deployment costs incurred prior to December 31, 2025, but do not expect to recoup current period or future MTA equipment deployment costs incurred throughout the remainder of the Amended Term (as defined below) of the MTA Agreement even if revenues related to the MTA Agreement exceed the minimum annual guarantee threshold. (See the “Critical Accounting Policies” section of this MD&A for further discussion of our accounting for recoupment of equipment deployment costs). During the three and six months ended June 30, 2026, revenues related to the MTA Agreement exceeded the minimum annual guarantee threshold. However, no Prepaid MTA equipment deployment costs or associated recoupment expenses were recorded, consistent with our accounting treatment. We expect our MTA equipment deployment costs to be approximately $30.0 million in 2026 and approximately $30.0 million to $40.0 million annually throughout the remainder of the Amended Term of the MTA Agreement. These equipment deployment costs primarily encompass maintenance costs (including equipment replacement costs) for existing MTA display locations.

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

We may utilize cash on hand and/or incremental third-party financing to fund costs under the MTA Agreement over the next couple of years. However, we cannot reasonably estimate the aggregate financing amount, if any, at this time. As of June 30, 2026, we have issued surety bonds in favor of the MTA totaling approximately $90.0 million, which amount is subject to change as equipment installations are completed and revenues are generated. During the six months ended June 30, 2026, we incurred equipment deployment costs of $4.2 million, for a total of $633.2 million to date, of which $33.9 million had been recouped from incremental revenues to date. As of June 30, 2026, we had Intangible assets related to franchise agreements related to the MTA Agreement of $28.6 million. As of June 30, 2026, 27,354 digital displays had been installed, composed of 5,021 digital advertising screens on subway and train platforms and entrances, 15,904 smaller-format digital advertising screens on rolling stock and 6,429 MTA communications displays. In the three and six months ended June 30, 2026, no installations occurred. We substantially completed our initial deployment in 2024, with the remaining deployment required under the MTA Agreement subject to satisfaction of various conditions and work to be performed by the MTA. We are currently only performing maintenance operations and replacing damaged and broken displays.

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

On August 5, 2026, we announced that our board of directors approved a quarterly cash dividend of $0.33 per share on our common stock payable on September 30, 2026, to stockholders of record at the close of business on September 4, 2026.

Debt

Debt, net, consists of the following:

	As of
(in millions, except percentages)	June 30, 2026	December 31, 2025
Short-term debt:
AR Facility	$100.0	$—
Total short-term debt	100.0	—

Long-term debt:
Term loan, due 2032	$499.3	$499.3

Senior secured notes:
7.375% senior secured notes, due 2031	450.0	450.0

Senior unsecured notes:
5.000% senior unsecured notes, due 2027	—	650.0
4.250% senior unsecured notes, due 2029	500.0	500.0
4.625% senior unsecured notes, due 2030	500.0	500.0
6.000% senior unsecured notes, due 2034	500.0	—
Total senior unsecured notes	1,500.0	1,650.0

Debt issuance costs	(19.9)	(15.9)
Total long-term debt, net	2,429.4	2,583.4

Total debt, net	$2,529.4	$2,583.4

Weighted average cost of debt	5.5%	5.3%

	Payments Due by Period
(in millions)	Total	2026	2027-2028	2029-2030	2031 and thereafter
Long-term debt	$2,450.0	$—	$—	$1,000.0	$1,450.0
Interest	890.6	151.9	265.3	194.8	278.6
Total	$3,340.6	$151.9	$265.3	$1,194.8	$1,728.6

Term Loan

The interest rate on the term loan due in 2032 (the “Term Loan”) was 5.4% per annum as of June 30, 2026. As of June 30, 2026, a discount of $0.7 million on the Term Loan remains unamortized. The discount is being amortized through Interest expense, net, on the Consolidated Statement of Operations.

Revolving Credit Facility

We also have a $500.0 million revolving credit facility, which matures in 2030 (the “Revolving Credit Facility,” together with the Term Loan, the “Senior Credit Facilities”).

As of June 30, 2026, there were no outstanding borrowings under the Revolving Credit Facility.

The commitment fee based on the amount of unused commitments under the Revolving Credit Facility was $0.5 million in the three months ended June 30, 2026, $0.5 million in the three months ended June 30, 2025, $0.9 million in the six months ended June 30, 2026, and $1.0 million in the six months ended June 30, 2025. As of June 30, 2026, we had issued letters of credit totaling approximately $5.1 million against the letter of credit facility sublimit under the Revolving Credit Facility.

Standalone Letter of Credit Facilities

As of June 30, 2026, we had issued letters of credit totaling approximately $67.4 million under our aggregate $81.0 million standalone letter of credit facilities. The total fees under the letter of credit facilities were immaterial in each of the three and six months ended June 30, 2026 and 2025.

Accounts Receivable Securitization Facility

As of June 30, 2026, we have a $150.0 million revolving accounts receivable securitization facility (the “AR Facility”), which terminates in June 2027, unless further extended.

In connection with the AR Facility, Outfront Media LLC and Outfront Media Outernet Inc., each a wholly-owned subsidiary of the Company, and certain of the Company’s TRSs (the “Originators”), will sell and/or contribute their respective existing and future accounts receivable and certain related assets to either Outfront Media Receivables LLC, a special purpose vehicle and wholly-owned subsidiary of the Company relating to the Company’s qualified REIT subsidiary accounts receivable assets (the “QRS SPV”) or Outfront Media Receivables TRS, LLC, a special purpose vehicle and wholly-owned subsidiary of the Company relating to the Company’s TRS accounts receivable assets (the “TRS SPV” and together with the QRS SPV, the “SPVs”). The SPVs may transfer undivided interests in their respective accounts receivable assets to certain purchasers from time to time (the “Purchasers”). The SPVs are separate legal entities with their own separate creditors who will be entitled to access the SPVs’ assets before the assets become available to the Company. Accordingly, the SPVs’ assets are not available to pay creditors of the Company or any of its subsidiaries, although collections from the receivables in excess of amounts required to repay the Purchasers and other creditors of the SPVs may be remitted to the Company. Outfront Media LLC will service the accounts receivables on behalf of the SPVs for a fee. The Company has agreed to guarantee the performance of the Originators and Outfront Media LLC, in its capacity as servicer, of their respective obligations under the agreements governing the AR Facility. Neither the Company, the Originators nor the SPVs guarantee the collectability of the receivables under the AR Facility. Further, the TRS SPV and the QRS SPV are jointly and severally liable for their respective obligations under the agreements governing the AR Facility.

As of June 30, 2026, there were $100.0 million in outstanding borrowings under the AR Facility at a borrowing rate of 5.0%. As of June 30, 2026, borrowing capacity remaining under the AR Facility was $50.0 million based on approximately $431.0 million of accounts receivable that could be used as collateral for the AR Facility in accordance with the agreements governing the AR Facility. The commitment fee based on the amount of unused commitments under the AR Facility was $0.2 million in the three months ended June 30, 2026, $0.1 million in the three months ended June 30, 2025, $0.3 million in the six months ended June 30, 2026 and $0.2 million in the six months ended June 30, 2025.

Senior Unsecured Notes

On June 12, 2026, the Company, along with its wholly-owned subsidiaries, Outfront Media Capital LLC (“Finance LLC”) and Outfront Media Capital Corporation (together with Finance LLC, the “Borrowers”) issued $500.0 million aggregate principal amount of 6.000% Senior Unsecured Notes due 2034 (the “2034 Notes”) in a private placement. The 2034 Notes are senior unsecured obligations of the Borrowers and are guaranteed on a senior unsecured basis by the Company and each of its direct and indirect domestic subsidiaries that guarantee the Senior Credit Facilities. Interest on the 2034 Notes is payable on June 15 and December 15 of each year, beginning on December 15, 2026. On or after June 15, 2029, the Borrowers may redeem at any time, or from time to time, some or all of the 2034 Notes. Prior to such date, the Borrowers may redeem up to 40% of the aggregate principal amount of the 2034 Notes in an amount not to exceed the net cash proceeds from certain equity offerings, at a redemption price of 106.000% of the principal amount thereof, plus accrued and unpaid interest, if any, to the date of redemption, provided that at least 50% of the aggregate principal amount of the 2034 Notes will remain outstanding after such redemption. In addition, the Borrowers may redeem some or all of the 2034 Notes at any time, or from time to time, prior to June 15, 2029, at a price equal to 100% of the principal amount of the 2034 Notes to be redeemed, plus the applicable “make whole” premium, plus accrued and unpaid interest, if any, to the date of redemption.

On June 15, 2026, we used the net proceeds from the issuance of the 2034 Notes, along with borrowings under the AR Facility and cash on hand, to redeem all of our outstanding 5.000% Senior Unsecured Notes due 2027 (the “2027 Notes”) and to pay accrued and unpaid interest on the 2027 Notes, if any, to, but excluding, the redemption date, and to pay fees and expenses in connection with the 2034 Notes offering and the 2027 Notes redemption. In the second quarter of 2026, we recorded a Loss on extinguishment of debt of $1.4 million relating to the 2027 Notes on the Consolidated Statement of Operations.

Debt Covenants

The Company, the Borrowers, and other guarantor subsidiaries party thereto, are parties to a credit agreement dated as of September 24, 2025 (the “Credit Agreement”). The Credit Agreement governing the Senior Credit Facilities, the agreements governing the AR Facility, and the indentures governing our senior notes contain customary affirmative and negative covenants, subject to certain exceptions, including but not limited to those that restrict the Company’s and its subsidiaries’ abilities to (i) pay dividends on, repurchase or make distributions in respect to the Company’s or its wholly-owned subsidiary, Outfront Media Capital LLC’s, capital stock or make other restricted payments other than dividends or distributions necessary for us to maintain our REIT status and/or avoid incurring taxes, subject to certain conditions and exceptions, (ii) enter into agreements restricting certain subsidiaries’ ability to pay dividends or make other intercompany or third-party transfers, and (iii) incur additional indebtedness or grant additional liens. One of the exceptions to the restriction on our ability to incur additional indebtedness under the Credit Agreement is satisfaction of a Consolidated Total Net Leverage Ratio, which is the ratio of our consolidated total debt (less unrestricted cash) to our Consolidated EBITDA (as defined in the Credit Agreement) for the trailing four consecutive quarters, of no greater than 6.5 to 1.0. As of June 30, 2026, our Consolidated Total Net Leverage Ratio was 3.8 to 1.0 in accordance with the Credit Agreement.

The terms of the Credit Agreement (and under certain circumstances, the agreements governing the AR Facility) require that we maintain a Consolidated Net Secured Leverage Ratio, which is the ratio of (i) our consolidated secured debt (less unrestricted cash) to (ii) our Consolidated EBITDA (as defined in the Credit Agreement) for the trailing four consecutive quarters, of no greater than 4.5 to 1.0 (subject to potential acquisition-related adjustments). As of June 30, 2026, our Consolidated Net Secured Leverage Ratio was 1.5 to 1.0 in accordance with the Credit Agreement. As of June 30, 2026, we are in compliance with our debt covenants.

Deferred Financing Costs

As of June 30, 2026, we had deferred $24.0 million in fees and expenses associated with the Term Loan, the Revolving Credit Facility, the AR Facility and our senior notes. We are amortizing the deferred fees through Interest expense, net, on our Consolidated Statement of Operations over the respective terms of the Term Loan, Revolving Credit Facility, AR Facility and our senior notes.

Equity

At-the-Market Equity Offering Program

We have a sales agreement in connection with an “at-the-market” equity offering program (the “ATM Program”), under which we may, from time to time, issue and sell shares of our common stock up to an aggregate offering price of $300.0 million. We have no obligation to sell any of our common stock under the sales agreement and may at any time suspend solicitations and offers under the sales agreement. No shares were sold under the ATM Program during the six months ended June 30, 2026. As of June 30, 2026, we had approximately $232.5 million of capacity remaining under the ATM Program.

Cash Flows

The following table presents our cash flows in the six months ended June 30, 2026 and 2025.

	Six Months Ended
	June 30,		%
(in millions, except percentages)	2026	2025	Change
Net cash flow provided by operating activities	$183.7	$100.7	82%
Net cash flow used for investing activities	(72.8)	(61.5)	18
Net cash flow used for financing activities	(179.6)	(57.6)	*
Net decrease in cash and cash equivalents	$(68.7)	$(18.4)	*

Cash provided by operating activities increased $83.0 million, or 82%, in the six months ended June 30, 2026, compared to the same prior-year period, due primarily to higher net income, as adjusted for non-cash items, and the timing of accounts receivables and a decrease in accounts payable and accrued expenses, partially offset by a decrease in deferred revenues.

Cash used by investing activities increased $11.3 million, or 18%, in the six months ended June 30, 2026, compared to the same prior-year period, due primarily to higher cash paid for acquisitions and the equity investment in AdQuick, Inc. (see Note 7. Related Party Transactions to the Consolidated Financial Statements), partially offset by MTA franchise rights in 2025.

The following table presents our capital expenditures in the six months ended June 30, 2026 and 2025.

	Six Months Ended
	June 30,		%
(in millions, except percentages)	2026	2025	Change
Growth	$28.7	$29.6	(3)%
Maintenance	12.6	13.3	(5)
Total capital expenditures	$41.3	$42.9	(4)

Capital expenditures decreased $1.6 million, or 4%, in the six months ended June 30, 2026, compared to the same prior-year period, primarily due to decreased spending on digital displays, office remodels and billboard display upgrades, partially offset by the timing of payments.

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

Cash used for financing activities increased $122.0 million in the six months ended June 30, 2026 compared to the same prior-year period. In the six months ended June 30, 2026, we paid total cash dividends of $106.3 million on our common stock and vested restricted share units granted to employees, made net repayments of $150.0 million related to the offering of the 2034 Notes and the redemption of the 2027 Notes, and drew net borrowings on the AR Facility of $100.0 million. In the six months ended June 30, 2025, we paid total cash dividends of $105.3 million on our common stock, the Series A Convertible Perpetual Preferred Stock and vested restricted share units granted to employees, and drew net borrowings on the AR Facility of $60.0 million.

Cash paid for income taxes increased $0.8 million in the six months ended June 30, 2026, compared to the same prior-year period, due primarily to higher estimated TRS income.

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

Title to the various digital displays transfers to the MTA on installation, therefore the cost of deploying these screens throughout the transit system does not represent our property and equipment. The portion of recoupable MTA equipment deployment costs expected to be reimbursed from transit franchise fees that would otherwise be payable to the MTA, which have not been previously charged to operating expenses, are recorded as Prepaid MTA equipment deployment costs on the Consolidated Statement of Financial Position and charged to operating expenses as advertising revenue is generated. The short-term portion of Prepaid MTA equipment deployment costs represents the costs that we expect to recover from the MTA in the next twelve months. The portion of deployment costs expected to be reimbursed from advertising revenues that would otherwise be retained by us under the contract are recorded as Intangible assets on the Consolidated Statement of Financial Position and charged to amortization expense on a straight-line basis over the contract period. We assess the recoverability of the MTA contract on an as-needed basis and apply significant judgment in assessing factors to determine if there is an indication that the revenues expected to be generated over the term of the agreement will be sufficient to cover all or a portion of the equipment deployment costs, including evaluating macroeconomic conditions, product demand, industry trends, and events specific to the Company, including monitoring the Company’s actual installation of digital displays against the deployment schedule. Additionally, we assess these factors by comparing revenue projections of the deployed digital displays to actual financial results.

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

We assess these equipment deployment costs for impairment each period based on the assumptions and estimates described in this section and/or other factors that may arise. As a result of our expectation of negative aggregate undiscounted cash flows related to the MTA in 2023, we recorded total impairment charges related to the MTA asset group of $466.2 million during the year ended December 31, 2023. As a result of negative aggregate undiscounted cash flow forecasts related to our MTA asset group, we performed quarterly impairment analyses on the MTA asset group during 2024 and recorded total impairment charges of $17.9 million during the year ended December 31, 2024. Our analysis performed as of September 30, 2024, and December 31, 2024, resulted in positive aggregate cash flows in excess of the carrying value of our MTA asset group.

MTA revenue performance in 2025 exceeded our prior expectations. As a result of the revenue performance and costs remaining in line with our prior expectations, we did not identify triggering events in 2025 related to the impairment of the MTA asset group and no quantitative tests were performed and no impairment charges were recorded.

We updated our MTA projections at the end of 2025 and again during the second quarter of 2026 to reflect the strong performance experienced during these periods. As a result of the increase in revenue driven by performance since 2025, we currently expect to recoup some but not all of our MTA equipment deployment costs incurred prior to December 31, 2025, but do not expect to recoup current period or future MTA equipment deployment costs incurred throughout the remainder of the Amended Term of the MTA Agreement even if revenues related to the MTA Agreement exceed the minimum annual guarantee threshold. In accounting for recoupment of equipment deployment costs, we apply a first-dollar convention under which any incremental revenues are deemed to first recoup the earliest equipment deployment costs incurred and not yet recovered under the MTA Agreement — in this case, equipment deployment costs incurred prior to December 31, 2025, substantially all of which were previously charged to operating expenses (including impairment charges). Because incremental revenues are deemed under this first-dollar methodology to recoup the earliest unrecovered costs first, we do not expect any portion of current period or future equipment deployment costs incurred during the remainder of the Amended Term of the MTA Agreement to be recouped, even in periods where revenues under the MTA Agreement exceed the minimum annual guarantee threshold.

Accordingly, although we currently expect revenues related to the MTA Agreement to exceed the minimum annual guarantee threshold for periods after December 31, 2025, no Prepaid MTA equipment deployment costs or associated recoupment expense will be recorded with respect to these revenues, because such revenues are instead recouping equipment deployment costs incurred prior to December 31, 2025 that were previously expensed (including through impairment charges) and do not result in an incremental recoupment right. (See Note 17. Commitments and Contingencies to the Consolidated Financial Statements for further information regarding equipment deployment costs incurred and the related Intangible assets balance as of and for the six months ended June 30, 2026.) Equipment deployment costs incurred for periods after December 31, 2025, and throughout the remainder of the Amended Term of the MTA Agreement, will instead continue to be recorded as Intangible assets on the Consolidated Statement of Financial Position, consistent with our treatment of equipment deployment costs since 2023.

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

We do not currently use derivatives or other financial instruments to mitigate our exposure to commodity price risk. However, we do enter into contracts with commodity providers to limit our exposure to commodity price fluctuations. For the year ended December 31, 2025, such contracts accounted for 10.7% of our total utility costs. As of June 30, 2026, we had active electricity purchase agreements with fixed contract rates for locations in Illinois, New Jersey, New York, Ohio, Pennsylvania and Texas, which expire at various dates through June 2029.

Interest Rate Risk

We are subject to interest rate risk to the extent we have variable-rate debt outstanding, including under our Senior Credit Facilities and the AR Facility.

As of June 30, 2026, we had a $500.0 million variable-rate Term Loan outstanding, which has an interest rate of 5.4% per year. An increase or decrease of 1/4% in our interest rate on the Term Loan will change our annualized interest expense by approximately $1.3 million.

As of June 30, 2026, there were $100.0 million of outstanding borrowings under the AR Facility at a borrowing rate of 5.0%. An increase or decrease of 1/4% in our interest rate on the AR Facility will change our annualized interest expense by approximately $0.3 million.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

On May 20, 2026, Patrick Martin, the Company’s Senior Vice President, Controller and Chief Accounting Officer, adopted a trading arrangement for the sale of the Company’s common stock (a “Rule 10b5-1 Trading Plan”) that is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act. Mr. Martin’s Rule 10b5-1 Trading Plan, which has a term of one year, provides for the sale of up to 17,500 shares of the Company’s common stock pursuant to the terms of the Rule 10b5-1 Trading Plan.

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

4.1
Indenture, dated as of June 12, 2026, by and among Outfront Media Capital LLC, Outfront Media Capital Corporation, the guarantors named therein and Deutsche Bank Trust Company Americas (including the Form of Senior Notes) (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-36367), filed on June 12, 2026).

10.1
OUTFRONT Media Inc. Amended and Restated Omnibus Stock Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-36367), filed on June 3, 2026).

10.2	Summary of Outside Director Compensation of OUTFRONT Media Inc., effective June 3, 2026 and July 1, 2026.

31.1	Certification of the Chief Executive Officer of OUTFRONT Media Inc. pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of OUTFRONT Media Inc. pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer of OUTFRONT Media Inc. furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer of OUTFRONT Media Inc. furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Definition Document

101.LAB	Inline XBRL Taxonomy Label Linkbase

101.PRE	Inline XBRL Taxonomy Presentation Linkbase

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
_______________________

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OUTFRONT MEDIA INC.

By:	/s/ Matthew Siegel
	Name:	Matthew Siegel
	Title:	Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

Date: August 6, 2026