Form 10-Q
period 2026-09-30
OUTFRONT Media Inc.
filed 2026-11-06
CIK 1579877

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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

As of November 5, 2026, the number of shares outstanding of the registrant’s common stock was 176,167,276.

OUTFRONT MEDIA INC.
QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2026

PART I	3
Item 1. Financial Statements (Unaudited)	3
Consolidated Statements of Financial Position as of September 30, 2026, and December 31, 2025	3
Consolidated Statements of Operations for the three and nine months ended September 30, 2026 and 2025	4
Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2026 and 2025	5
Consolidated Statements of Redeemable Noncontrolling Interests, Preferred Stock and Equity for the three and nine months ended September 30, 2026 and 2025	6
Consolidated Statements of Cash Flows for the nine months ended September 30, 2026 and 2025	8
Notes to Consolidated Financial Statements	10
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	27
Item 3. Quantitative and Qualitative Disclosures About Market Risk	49
Item 4. Controls and Procedures	50
PART II	51
Item 1. Legal Proceedings	51
Item 1A. Risk Factors	51
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	51
Item 3. Defaults Upon Senior Securities	51
Item 4. Mine Safety Disclosures	51
Item 5. Other Information	51
Item 6. Exhibits	51
SIGNATURES	53

PART I
Item 1.    Financial Statements.
OUTFRONT Media Inc.
Consolidated Statements of Financial Position
(Unaudited)

	As of
(in millions)	September 30, 2026	December 31, 2025
Assets:
Current assets:
Cash and cash equivalents	$74.1	$99.9
Receivables, less allowance ($28.6 in 2026 and $23.2 in 2025)	346.0	365.7
Prepaid lease and transit franchise costs	2.4	5.1
Other prepaid expenses	24.7	21.9
Other current assets	8.9	11.1
Total current assets	456.1	503.7
Property and equipment, net (Note 3)	639.5	643.8
Goodwill	2,006.4	2,006.4
Intangible assets (Note 4)	591.2	612.0
Operating lease assets (Note 5)	1,584.0	1,521.5
Other assets	32.5	24.2
Total assets	$5,309.7	$5,311.6

Liabilities:
Current liabilities:
Accounts payable	$38.3	$50.2
Accrued compensation	62.6	78.3
Accrued interest	28.4	35.1
Accrued lease and franchise costs	78.0	72.2
Other accrued expenses	75.1	57.0
Deferred revenues	47.3	57.7
Short-term debt (Note 8)	100.0	—
Short-term operating lease liabilities (Note 5)	179.2	172.9
Other current liabilities	22.9	21.9
Total current liabilities	631.8	545.3
Long-term debt, net (Note 8)	2,430.4	2,583.4
Asset retirement obligation (Note 6)	33.1	34.0
Operating lease liabilities (Note 5)	1,439.1	1,374.7
Other liabilities	41.5	40.3
Total liabilities	4,575.9	4,577.7

Commitments and contingencies (Note 17)

Redeemable noncontrolling interests (Note 9)	26.8	22.0
Stockholders’ equity (Note 10):
Common stock (2026 - 450.0 shares authorized, and 176.2 shares issued and outstanding; 2025 - 450.0 shares authorized, and 175.2 issued and outstanding)	1.8	1.8
Additional paid-in capital	2,617.3	2,619.3
Distribution in excess of earnings	(1,913.6)	(1,910.8)
Accumulated other comprehensive loss	0.1	0.1
Total stockholders’ equity	705.6	710.4
Noncontrolling interests	1.4	1.5
Total liabilities and equity	$5,309.7	$5,311.6
See accompanying notes to unaudited consolidated financial statements.

OUTFRONT Media Inc.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions, except per share amounts)	2026	2025	2026	2025
Revenues	$511.1	$467.5	$1,463.2	$1,318.4
Expenses:
Operating	242.9	230.7	716.5	683.5
Selling, general and administrative	129.5	105.2	359.8	330.5
Restructuring charges	—	0.3	—	20.1
Net (gain) loss on dispositions	(1.9)	1.4	(0.6)	2.6
Depreciation	20.0	22.4	60.7	69.6
Amortization	17.8	17.6	52.0	52.1
Total expenses	408.3	377.6	1,188.4	1,158.4
Operating income	102.8	89.9	274.8	160.0
Interest expense, net	(36.9)	(37.0)	(109.1)	(109.5)
Loss on extinguishment of debt	—	(0.6)	(1.4)	(0.6)
Income before provision for income taxes and equity in earnings of investee companies	65.9	52.3	164.3	49.9
Provision for income taxes	(1.3)	(1.2)	(2.6)	(1.9)
Equity in earnings of investee companies, net of tax	0.5	0.3	0.4	2.2
Net income before allocation to redeemable and non-redeemable noncontrolling interests	65.1	51.4	162.1	50.2
Net income attributable to redeemable and non-redeemable noncontrolling interests	0.3	0.1	0.7	—
Net income attributable to OUTFRONT Media Inc.	$64.8	$51.3	$161.4	$50.2

Net income per common share:
Basic	$0.37	$0.29	$0.92	$0.26
Diluted	$0.36	$0.29	$0.91	$0.26

Weighted average shares outstanding:
Basic	176.1	167.2	175.9	166.9
Diluted	177.6	176.3	177.4	168.1
See accompanying notes to unaudited consolidated financial statements.

OUTFRONT Media Inc.
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2026	2025	2026	2025
Net income before allocation to redeemable and non-redeemable noncontrolling interests	$65.1	$51.4	$162.1	$50.2
Net income attributable to redeemable and non-redeemable noncontrolling interests	0.3	0.1	0.7	—
Net income attributable to OUTFRONT Media Inc.	64.8	51.3	161.4	50.2
Other comprehensive loss, net of tax:
Net actuarial loss	—	(0.1)	—	(0.1)
Total other comprehensive loss, net of tax	—	(0.1)	—	(0.1)
Total comprehensive income	$64.8	$51.2	$161.4	$50.1
See accompanying notes to unaudited consolidated financial statements.

OUTFRONT Media Inc.
Consolidated Statements of Redeemable Noncontrolling Interests, Preferred Stock and Equity
(Unaudited)

				Stockholders’ Equity
(in millions, except per share amounts)	Redeemable Non-controlling Interests	Shares of Series A Preferred Stock	Series A Preferred Stock ($0.01 per share par value)	Shares of Common Stock	Common Stock ($0.01 per share par value)	Additional Paid-In Capital	Distribution in Excess of Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Non-controlling Interests
Balance as of June 30, 2025	$19.4	$0.1	$119.8	$167.1	$1.7	$2,489.8	$(1,952.3)	$(0.1)	$539.1	$1.5
Net income	0.1	—	—	—	—	—	51.3	—	51.3	—
Other comprehensive loss	—	—	—	—	—	—	—	(0.1)	(0.1)	—
Stock-based payments:
Vested	—	—	—	0.2	—	—	—	—	—	—
Amortization	—	—	—	—	—	5.6	—	—	5.6	—
Shares paid for tax withholding for stock-based payments	—	—	—	(0.1)	—	(0.7)	—	—	(0.7)	—
Series A Preferred Stock dividends (7%)	—	—	—	—	—	—	(2.2)	—	(2.2)	—
Dividends ($0.30 per share)	—	—	—	—	—	—	(50.2)	—	(50.2)	—
Adjustment to redeemable value of noncontrolling interests	0.2	—	—	—	—	(0.2)	—	—	(0.2)	—
Other	(0.1)	—	—	—	—	—	—	—	—	—
Balance as of September 30, 2025	$19.6	0.1	$119.8	167.2	$1.7	$2,494.5	$(1,953.4)	$(0.2)	$542.6	$1.5

Balance as of June 30, 2026	$25.7			$176.1	$1.8	$2,611.5	$(1,920.1)	$0.1	$693.3	$1.4
Net income	0.3			—	—	—	64.8	—	64.8	—
Stock-based payments:
Vested	—			0.1	—	—	—	—	—	—
Amortization	—			—	—	6.6	—	—	6.6	—
Shares paid for tax withholding for stock-based payments	—			—	—	(0.1)	—	—	(0.1)	—
Dividends ($0.33 per share)	—			—	—	—	(58.3)	—	(58.3)	—
Adjustment to redeemable value of noncontrolling interests	0.7			—	—	(0.7)	—	—	(0.7)	—
Other	0.1			—	—	—	—	—	—	—
Balance as of September 30, 2026	$26.8			176.2	$1.8	$2,617.3	$(1,913.6)	$0.1	$705.6	$1.4

OUTFRONT Media Inc.
Consolidated Statements of Redeemable Noncontrolling Interests, Preferred Stock and Equity (Continued)
(Unaudited)

				Stockholders’ Equity
(in millions, except per share amounts)	Redeemable Non-controlling Interests	Shares of Series A Preferred Stock	Series A Preferred Stock ($0.01 per share par value)	Shares of Common Stock	Common Stock ($0.01 per share par value)	Additional Paid-In Capital	Distribution in Excess of Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Non-controlling Interests
Balance as of December 31, 2024	$13.6	0.1	$119.8	166.0	$1.7	$2,493.6	$(1,846.2)	$(0.1)	$649.0	$1.6
Net income	—	—	—	—	—	—	50.2	—	50.2	—
Other comprehensive loss	—			—	—	—	—	(0.1)	(0.1)	—
Stock-based payments:
Vested	—	—	—	2.1	—	—	—	—	—	—
Amortization	—	—	—	—	—	23.3	—	—	23.3	—
Shares paid for tax withholding for stock-based payments	—	—	—	(0.9)	—	(16.5)	—	—	(16.5)	—
Series A Preferred Stock dividends (7%)	—	—	—	—	—	—	(6.6)	—	(6.6)	—
Dividends ($0.90 per share)	—	—	—	—	—	—	(150.8)	—	(150.8)	—
Adjustment to redeemable value of noncontrolling interests	5.9	—	—	—	—	(5.9)	—	—	(5.9)	—
Other	0.1	—	—	—	—	—	—	—	—	(0.1)
Balance as of September 30, 2025	$19.6	0.1	$119.8	167.2	$1.7	$2,494.5	$(1,953.4)	$(0.2)	$542.6	$1.5

Balance as of December 31, 2025	$22.0			175.2	$1.8	$2,619.3	$(1,910.8)	$0.1	$710.4	$1.5
Net income	0.7			—	—	—	161.4	—	161.4	—
Stock-based payments:
Vested	—			1.7	—	—	—	—	—	—
Amortization	—			—	—	19.1	—	—	19.1	—
Shares paid for tax withholding for stock-based payments	—			(0.7)	—	(17.1)	—	—	(17.1)	—
Dividends ($0.93 per share)	—			—	—	—	(164.2)	—	(164.2)	—
Adjustment to redeemable value of noncontrolling interests	4.0			—	—	(4.0)	—	—	(4.0)	—
Other	0.1			—	—	—	—	—	—	(0.1)
Balance as of September 30, 2026	$26.8			176.2	$1.8	$2,617.3	$(1,913.6)	$0.1	$705.6	$1.4
See accompanying notes to unaudited consolidated financial statements.

OUTFRONT Media Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,
(in millions)	2026	2025
Operating activities:
Net income attributable to OUTFRONT Media Inc.	$161.4	$50.2
Adjustments to reconcile net income to net cash flow provided by operating activities:
Net income attributable to redeemable and non-redeemable noncontrolling interests	0.7	—
Depreciation and amortization	112.7	121.7
Stock-based compensation	19.1	23.3
Provision for doubtful accounts	8.7	4.0
Accretion expense	2.2	2.1
Net (gain) loss on dispositions	(0.6)	2.6
Loss on extinguishment of debt	1.4	0.6
Equity in earnings of investee companies, net of tax	(0.4)	(2.2)
Distributions from investee companies	0.5	0.4
Amortization of deferred financing costs and debt discount	4.0	4.4
Change in assets and liabilities, net of investing and financing activities:
(Increase) decrease in receivables	11.0	(5.0)
Increase in prepaid expenses and other current assets	(1.3)	(3.4)
Decrease in accounts payable and accrued expenses	(5.5)	(10.1)
Increase in operating lease assets and liabilities	10.7	11.7
Decrease in deferred revenues	(10.4)	(0.4)
Decrease in income taxes	(1.1)	(0.1)
Other, net	(1.5)	(10.3)
Net cash flow provided by operating activities	311.6	189.5

Investing activities:
Capital expenditures	(60.7)	(64.0)
Acquisitions	(21.8)	(10.4)
MTA franchise rights	(13.3)	(15.5)
Net proceeds from dispositions	7.4	1.1
Investment in investee companies	(8.0)	—
Return of investment in investee companies	—	1.5
Net cash flow used for investing activities	(96.4)	(87.3)

Financing activities:
Proceeds from long-term debt borrowings	500.0	499.4
Repayments of long-term debt borrowings	(650.0)	(400.0)
Proceeds from borrowings under short-term debt facilities	100.0	90.0
Repayments of borrowings under short-term debt facilities	—	(100.0)
Payments of deferred financing costs	(7.4)	(4.6)
Taxes withheld for stock-based compensation	(19.2)	(13.2)
Dividends	(164.4)	(157.7)
Net cash flow used for financing activities	(241.0)	(86.1)

OUTFRONT Media Inc.
Consolidated Statements of Cash Flows (Continued)
(Unaudited)

	Nine Months Ended
	September 30,
(in millions)	2026	2025
Net increase (decrease) in cash and cash equivalents	(25.8)	16.1
Cash and cash equivalents at beginning of period	99.9	46.9
Cash and cash equivalents at end of period	$74.1	$63.0

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$3.7	$2.0
Cash paid for interest	113.6	115.9

Non-cash investing and financing activities:
Accrued purchases of property and equipment	$2.9	$7.7
Accrued MTA franchise rights	2.0	1.8
Taxes withheld for stock-based compensation	0.5	3.3
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

The preparation of our financial statements in conformity with generally accepted accounting principles in the United States of America (“GAAP”) requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amount of revenues and expenses during the reporting period. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions or conditions.

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

Recent Pronouncements

In December 2025, the FASB issued amendments to improve the guidance for interim reporting. The amendments clarify a list of disclosures that are required by GAAP and require entities to disclose events since the end of the last annual reporting period that have a material effect on the entity. The amendments are effective for interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. We do not expect the amendments to have a significant impact on our interim financial reporting.

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

Note 3. Property and Equipment, Net

The table below presents the balances of major classes of assets and accumulated depreciation.

		As of
(in millions)	Estimated Useful Lives	September 30, 2026	December 31, 2025
Land		$109.9	$110.4
Buildings	15 to 32 years	43.8	49.0
Advertising structures	10 to 20 years	1,771.8	1,743.4
Furniture, equipment and other	3 to 8 years	203.8	194.2
Construction in progress		24.0	29.6
		2,153.3	2,126.6
Less: Accumulated depreciation		1,513.8	1,482.8
Property and equipment, net		$639.5	$643.8

Depreciation expense was $20.0 million in the three months ended September 30, 2026, $22.4 million in the three months ended September 30, 2025, $60.7 million in the nine months ended September 30, 2026, and $69.6 million in the nine months ended September 30, 2025.

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

Our identifiable intangible assets consist of the following:

(in millions)	Gross	Accumulated Amortization	Impairment	Net
As of September 30, 2026:
Permits and leasehold agreements	$1,553.4	$(1,021.8)	$—	$531.6
Franchise agreements(a)	878.2	(336.4)	(485.8)	56.0
Other intangible assets	18.2	(14.6)	—	3.6
Total intangible assets	$2,449.8	$(1,372.8)	$(485.8)	$591.2

As of December 31, 2025:
Permits and leasehold agreements	$1,538.1	$(983.8)	$—	$554.3
Franchise agreements(a)	909.0	(371.7)	(485.8)	51.5
Other intangible assets	18.2	(12.0)	—	6.2
Total intangible assets	$2,465.3	$(1,367.5)	$(485.8)	$612.0
(a)We reclassified all Prepaid MTA equipment deployment costs and recorded impairments in 2023 and 2024, due to the long-term outlook of our Transit reporting unit.

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)
In the nine months ended September 30, 2026, we acquired 26 displays, resulting in amortizable intangible assets for permits and leasehold agreements of $18.6 million, which are amortized using the straight-line method over their estimated useful lives, an average period of 16.1 years.

All of our intangible assets, except goodwill, are subject to amortization. Amortization expense was $17.8 million in the three months ended September 30, 2026, $17.6 million in the three months ended September 30, 2025, $52.0 million in the nine months ended September 30, 2026, and $52.1 million in the nine months ended September 30, 2025.

Note 5. Leases

Lessee

The following table presents our operating lease assets and liabilities:

	As of
(in millions, except years and percentages)	September 30, 2026	December 31, 2025
Operating lease assets	$1,584.0	$1,521.5
Short-term operating lease liabilities	179.2	172.9
Non-current operating lease liabilities	1,439.1	1,374.7

Weighted-average remaining lease term	10.8 years	10.8 years
Weighted-average discount rate	6.5%	6.4%

The components of our lease expenses were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2026	2025	2026	2025
Operating expenses	$118.2	$110.3	$346.6	$331.0
Selling, general and administrative expenses	3.1	3.2	9.5	9.2
Variable costs	32.6	28.3	92.3	81.5

Cash paid for operating leases	109.5	105.4	340.2	342.9
Leased assets obtained in exchange for new operating lease liabilities	77.2	90.2	257.9	203.5

For each of the three and nine months ended September 30, 2026 and 2025, sublease income related to office properties was immaterial.

Lessor

We recorded rental income of $344.1 million for the three months ended September 30, 2026, $327.2 million for the three months ended September 30, 2025, $990.1 million for the nine months ended September 30, 2026, and $941.0 million for the nine months ended September 30, 2025, in Revenues on our Consolidated Statement of Operations.

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

(in millions)
As of December 31, 2025	$34.0
Accretion expense	2.2
Additions	0.1
Liabilities settled	(3.2)
As of September 30, 2026	$33.1

Note 7. Related Party Transactions

On January 18, 2023, we entered into a transaction with an affiliate of Providence Equity Partners L.L.C. (the “Providence Affiliate”) in connection with the Providence Affiliate’s purchase of a lease for certain outdoor advertising assets (the “Assets”) from a third-party seller. Pursuant to an agreement between us and the Providence Affiliate (the “Billboard Agreement”), we agreed to exclusively market, license and make advertising space available on the Assets to third-party advertisers for a term of up to ten years (the “Billboard Transaction”). In return, we will retain all revenues from the sale of advertising with respect to the Assets less the following payments to the Providence Affiliate or its payment designee, as applicable: (i) a minimum annual guarantee payment paid to the Providence Affiliate’s payment designee that increases from approximately $1.8 million to $3.5 million during the term of the Billboard Agreement; (ii) a minimum annual guarantee payment paid to the Providence Affiliate that increases from $8.5 million to $12.0 million by year six and adjusted for inflation thereafter through year ten; (iii) a percentage revenue share payment on gross revenues generated above $22.0 million paid to the Providence Affiliate during the term of the Billboard Agreement; (iv) a percentage revenue share payment on net revenues until $100.0 million is paid to the Providence Affiliate or its payment designee, as applicable; and (v) a one-time payment of $10.0 million paid to the Providence Affiliate on the fifth anniversary of the closing of the Billboard Transaction (the “Billboard Transaction Closing”) if we have not yet acquired the Assets as described below. The Billboard Agreement also provides that (i) we have the option to acquire the Assets from the Providence Affiliate between the third and seventh anniversaries of the Billboard Transaction Closing at pre-agreed prices depending on the time at which we exercise the option; (ii) prior to the seventh anniversary of the Billboard Transaction Closing, we have a right of first offer prior to any sale of the Assets by the Providence Affiliate to a third-party; and (iii) in the event of a termination of the Billboard Agreement by the Providence Affiliate after a sale to a third-party, we may in certain circumstances be entitled to receive a termination payment. As of September 30, 2026, operating lease assets related to the Billboard Agreement were $70.6 million, current operating lease liabilities related to the Billboard Agreement were $6.5 million and non-current operating lease liabilities related to the Billboard Agreement were $78.0 million, and are included in Operating lease assets, current Operating lease liabilities and non-current Operating lease liabilities, respectively, on the Consolidated Statements of Financial Position. Billboard revenues related to the Billboard Agreement were $2.7 million in the three months ended September 30, 2026, $2.7 million in the three months ended September 30, 2025, $7.5 million in the nine months ended September 30, 2026, and $8.8 million in the nine months ended September 30, 2025, and recorded in Revenues on the Consolidated Statement of Operations. Operating lease expenses related to the Billboard Agreement were $2.7 million in the three months ended September 30, 2026, $2.9 million in the three months ended September 30, 2025, $8.2

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)
million in the nine months ended September 30, 2026, and $8.8 million in the nine months ended September 30, 2025, and recorded in Operating expenses on the Consolidated Statement of Operations.

On February 17, 2026, the Company entered into agreements with AdQuick, Inc. (“AdQuick”), pursuant to which, among other things, (i) AdQuick licenses its out-of-home sales cloud product to the Company for an initial non-cancellable three-year term (including a specified exclusivity period) for an annual fee of $17.0 million; and (ii) the Company invests up to $20.0 million in AdQuick, with approximately $4.0 million paid on February 17, 2026, and additional approximately $4.0 million payments made in four equal tranches, subject to the achievement of specified implementation milestones. The first tranche was paid on May 26, 2026. We expect AdQuick to be a related party upon the achievement of, and payment with respect to, certain of these milestones. We recorded expense of $4.2 million in the three months ended September 30, 2026, and $10.5 million in the nine months ended September 30, 2026, within Selling, general and administrative expenses. The initial investment has been recorded as a cost method investment in Other assets on our Consolidated Statement of Financial Position.

Joint Ventures

Additionally, we have a 50% ownership interest in one active joint venture that operates transit shelters in the greater Los Angeles area and two active joint ventures which operate a total of eight billboard displays in New York and Boston. These joint ventures are accounted for as equity investments. These investments totaled $8.9 million as of September 30, 2026, and $9.0 million as of December 31, 2025, and are included in Other assets on the Consolidated Statements of Financial Position. We provided sales and management services to these joint ventures and recorded management fees in Revenues on the Consolidated Statement of Operations of $0.9 million in the three months ended September 30, 2026, $0.9 million in the three months ended September 30, 2025, $2.4 million in the nine months ended September 30, 2026, and $2.2 million in the nine months ended September 30, 2025.

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)
Note 8. Debt

Debt, net, consists of the following:

	As of
(in millions, except percentages)	September 30, 2026	December 31, 2025
Short-term debt:
AR Facility	$100.0	$—
Total short-term debt	100.0	—

Long-term debt:
Term loan, due 2032	$499.3	$499.3

Senior secured notes:
7.375% senior secured notes, due 2031	450.0	450.0

Senior unsecured notes:
5.000% senior unsecured notes, due 2027	—	650.0
4.250% senior unsecured notes, due 2029	500.0	500.0
4.625% senior unsecured notes, due 2030	500.0	500.0
6.000% senior unsecured notes, due 2034	500.0	—
Total senior unsecured notes	1,500.0	1,650.0

Debt issuance costs	(18.9)	(15.9)
Total long-term debt, net	2,430.4	2,583.4

Total debt, net	$2,530.4	$2,583.4

Weighted average cost of debt	5.5%	5.3%

Term Loan

The interest rate on the term loan due in 2032 (the “Term Loan”) was 5.7% per annum as of September 30, 2026. As of September 30, 2026, a discount of $0.7 million on the Term Loan remains unamortized. The discount is being amortized through Interest expense, net, on the Consolidated Statement of Operations. In the three and nine months ended September 30, 2025, we recorded a Loss on extinguishment of debt of $0.6 million on the Consolidated Statement of Operations, relating to the write-off of deferred financing costs and a portion of the discount on our previously existing term loan.

Revolving Credit Facility

We also have a $500.0 million revolving credit facility, which matures in 2030 (the “Revolving Credit Facility,” together with the Term Loan, the “Senior Credit Facilities”).

As of September 30, 2026, there were no outstanding borrowings under the Revolving Credit Facility.

The commitment fee based on the amount of unused commitments under the Revolving Credit Facility was $0.4 million in the three months ended September 30, 2026, $0.5 million in the three months ended September 30, 2025, $1.3 million in the nine months ended September 30, 2026, and $1.5 million in the nine months ended September 30, 2025. As of September 30, 2026, we had issued letters of credit totaling approximately $5.1 million against the letter of credit facility sublimit under the Revolving Credit Facility.

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)
Standalone Letter of Credit Facilities

As of September 30, 2026, we had issued letters of credit totaling approximately $65.6 million under our aggregate $81.0 million standalone letter of credit facilities. The total fees under the letter of credit facilities were immaterial in each of the three and nine months ended September 30, 2026 and 2025.

Accounts Receivable Securitization Facility

As of September 30, 2026, we have a $150.0 million revolving accounts receivable securitization facility (the “AR Facility”), which terminates in June 2027, unless further extended.

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

As of September 30, 2026, there were $100.0 million in outstanding borrowings under the AR Facility at a borrowing rate of 5.1%. As of September 30, 2026, borrowing capacity remaining under the AR Facility was $50.0 million based on approximately $418.4 million of accounts receivable that could be used as collateral for the AR Facility in accordance with the agreements governing the AR Facility. The commitment fee based on the amount of unused commitments under the AR Facility was $0.1 million in the three months ended September 30, 2025, $0.3 million in the nine months ended September 30, 2026 and $0.3 million in the nine months ended September 30, 2025. The commitment fee based on the amount of unused commitments under the AR Facility for the three months ended September 30, 2026, was immaterial.

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

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)

Debt Covenants

The Company, the Borrowers, and other guarantor subsidiaries party thereto, are parties to a credit agreement dated as of September 24, 2025 (the “Credit Agreement”). The Credit Agreement governing the Senior Credit Facilities, the agreements governing the AR Facility, and the indentures governing our senior notes contain customary affirmative and negative covenants, subject to certain exceptions, including but not limited to those that restrict the Company’s and its subsidiaries’ abilities to (i) pay dividends on, repurchase or make distributions in respect to the Company’s or its wholly-owned subsidiary, Outfront Media Capital LLC’s, capital stock or make other restricted payments other than dividends or distributions necessary for us to maintain our REIT status and/or avoid incurring taxes, subject to certain conditions and exceptions, (ii) enter into agreements restricting certain subsidiaries’ ability to pay dividends or make other intercompany or third-party transfers, and (iii) incur additional indebtedness or grant additional liens. One of the exceptions to the restriction on our ability to incur additional indebtedness under the Credit Agreement is satisfaction of a Consolidated Total Net Leverage Ratio, which is the ratio of our consolidated total debt (less unrestricted cash) to our Consolidated EBITDA (as defined in the Credit Agreement) for the trailing four consecutive quarters, of no greater than 6.5 to 1.0. As of September 30, 2026, our Consolidated Total Net Leverage Ratio was 3.7 to 1.0 in accordance with the Credit Agreement.

The terms of the Credit Agreement (and under certain circumstances, the agreements governing the AR Facility) require that we maintain a Consolidated Net Secured Leverage Ratio, which is the ratio of (i) our consolidated secured debt (less unrestricted cash) to (ii) our Consolidated EBITDA (as defined in the Credit Agreement) for the trailing four consecutive quarters, of no greater than 4.5 to 1.0 (subject to potential acquisition-related adjustments). As of September 30, 2026, our Consolidated Net Secured Leverage Ratio was 1.4 to 1.0 in accordance with the Credit Agreement. As of September 30, 2026, we are in compliance with our debt covenants.

Deferred Financing Costs

As of September 30, 2026, we had deferred $22.7 million in fees and expenses associated with the Term Loan, the Revolving Credit Facility, the AR Facility and our senior notes. We are amortizing the deferred fees through Interest expense, net, on our Consolidated Statement of Operations over the respective terms of the Term Loan, Revolving Credit Facility, AR Facility and our senior notes.

Fair Value

Under the fair value hierarchy, observable inputs such as unadjusted quoted prices in active markets for identical assets or liabilities are defined as Level 1; observable inputs other than quoted prices included within Level 1 that are either directly or indirectly observable for the asset or liability are defined as Level 2; and unobservable inputs for the asset or liability are defined as Level 3. The aggregate fair value of our debt, which is estimated based on quoted market prices of similar liabilities, was approximately $2.5 billion as of September 30, 2026, and $2.6 billion as of December 31, 2025. The fair value of our debt as of both September 30, 2026, and December 31, 2025, is classified as Level 2.

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

Note 10. Equity

As of September 30, 2026, 450,000,000 shares of our common stock, par value $0.01 per share, were authorized; 176,163,891 shares were issued and outstanding; and 50,000,000 shares of our preferred stock, par value $0.01 per share, were authorized with no shares issued and outstanding.

We have a sales agreement in connection with an “at-the-market” equity offering program (the “ATM Program”), under which we may, from time to time, issue and sell shares of our common stock up to an aggregate offering price of $300.0 million. We have no obligation to sell any of our common stock under the sales agreement and may at any time suspend solicitations and offers under the sales agreement. No shares were sold under the ATM Program during the nine months ended September 30, 2026. As of September 30, 2026, we had approximately $232.5 million of capacity remaining under the ATM Program.

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)

On November 5, 2026, we announced that our board of directors approved a quarterly cash dividend of $0.33 per share on our common stock payable on December 31, 2026, to stockholders of record at the close of business on December 4, 2026.

Note 11. Revenues

The following table summarizes revenues by source:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2026	2025	2026	2025
Billboard:
Static displays	$237.2	$231.4	$687.3	$668.5
Digital displays	123.5	109.5	347.5	309.0
Other(a)	13.0	11.9	51.2	37.3
Billboard revenues	373.7	352.8	1,086.0	1,014.8
Transit:
Static displays	59.3	46.6	159.3	127.1
Digital displays	65.3	56.0	177.6	141.5
Other	10.7	9.8	34.0	27.8
Transit revenues	135.3	112.4	370.9	296.4
Other	2.1	2.3	6.3	7.2
Total revenues	$511.1	$467.5	$1,463.2	$1,318.4
(a)Includes revenues related to condemnations of $0.8 million in the three months ended September 30, 2026, $0.5 million in the three months ended September 30, 2025, $14.8 million in the nine months ended September 30, 2026, and $2.4 million in the nine months ended September 30, 2025.

Rental income was $344.1 million in the three months ended September 30, 2026, $327.2 million in the three months ended September 30, 2025, $990.1 million in the nine months ended September 30, 2026, and $941.0 million in the nine months ended September 30, 2025, and is recorded in Revenues on the Consolidated Statement of Operations.

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

Restructuring reserves related to severance payments, employee benefits and related costs remain outstanding and are included in Accrued compensation on the Consolidated Statement of Financial Position, as follows:

(in millions)	Severance, Employee Benefits, and Related Costs
As of December 31, 2025	$6.6
Liabilities settled	(5.3)
As of September 30, 2026	$1.3

Note 13. Acquisitions

Acquisitions

We completed several asset acquisitions for a total purchase price of approximately $21.8 million in the nine months ended September 30, 2026, and $10.4 million in the nine months ended September 30, 2025. The value of the assets acquired has primarily been allocated to the related permits and leasehold agreements intangible assets (see Note 4. Intangible Assets).

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

The following table summarizes our stock-based compensation expense for the three and nine months ended September 30, 2026 and 2025.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2026	2025	2026	2025
Stock-based compensation expenses (restricted share units (“RSUs”) and performance-based RSUs (“PRSUs”)), before income taxes	$6.6	$5.6	$19.1	$23.3
Tax benefit	(0.2)	(0.3)	(0.8)	(1.4)
Stock-based compensation expense, net of tax	$6.4	$5.3	$18.3	$21.9

As of September 30, 2026, total unrecognized compensation cost related to non-vested RSUs and PRSUs was $35.5 million, which is expected to be recognized over a weighted average period of 2.0 years.

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)
RSUs and PRSUs

The following table summarizes activity for the nine months ended September 30, 2026, of RSUs and PRSUs issued to our employees.

	Activity	Weighted Average Per Share Grant Date Fair Market Value
Non-vested as of December 31, 2025	3,203,845	$15.76
Granted:
RSUs	779,393	26.50
PRSUs	334,673	32.54
Vested:
RSUs	(1,126,903)	16.26
PRSUs	(420,794)	16.07
Forfeitures:
RSUs	(43,730)	21.48
Non-vested as of September 30, 2026	2,726,484	20.38

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

In the nine months ended September 30, 2026 and 2025, our effective tax rate differed from the U.S. federal statutory income tax rate primarily due to our REIT status, including the dividends paid deduction, and the impact of state and local taxes.

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)
Note 16. Earnings Per Share (“EPS”)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2026	2025	2026	2025
Net income available for common stockholders(a)	$64.8	$51.3	$161.4	$50.2
Less: Distributions to holders of Series A Convertible Perpetual Preferred Stock	—	2.2	—	6.6
Net income available for common stockholders(b)	$64.8	$49.1	$161.4	$43.6

Weighted average shares for basic EPS	176.1	167.2	175.9	166.9
Dilutive potential shares from grants of RSUs and PRSUs	1.5	1.3	1.5	1.2
Dilutive potential shares issuable upon conversion of Series A Preferred Stock	—	7.8	—	—
Weighted average shares for diluted EPS(c)(d)	177.6	176.3	177.4	168.1
(a)For the three months ended September 30, 2025, Net income available for common stockholders for the calculation of diluted EPS.
(b)For three and nine months ended September 30, 2026, and the nine months ended September 30, 2025, Net income available for common stockholders for the calculation of both basic and diluted EPS. For the three months ended September 30, 2025, Net income available for common stockholders for the calculation of basic EPS.
(c)The potential impact of 0.1 million granted RSUs and PRSUs in each of the three months ended September 30, 2026 and 2025 and the nine months ended September 30, 2026 and 2025, was antidilutive.
(d)The potential impact of 7.8 million shares of our common stock issuable upon conversion of the Series A Convertible Perpetual Preferred Stock (the “Series A Preferred Stock”) in the nine months ended September 30, 2025, was antidilutive. In November 2025, all outstanding shares of the Series A Preferred Stock were converted to shares of our common stock.

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

As of September 30, 2026, 27,345 digital displays had been installed, composed of 5,025 digital advertising screens on subway and train platforms and entrances, 15,904 smaller-format digital advertising screens on rolling stock and 6,416 MTA communications displays. As of September 30, 2026, this active installed digital display count decreased by nine compared to December 31, 2025, due to the removal of digital displays as a result of MTA station construction and screen repair or replacement timing. We substantially completed our initial deployment in 2024, with the remaining deployment required under the MTA Agreement subject to satisfaction of various conditions and work to be performed by the MTA. We are currently only performing maintenance operations and replacing damaged and broken displays. During the nine months ended September 30, 2026, we incurred equipment deployment costs of $12.8 million, net of tariff refunds received, which were recorded as Intangible assets related to franchise agreements. As of September 30, 2026, we had Intangible assets related to franchise agreements related to the MTA Agreement of $35.2 million. During the three and nine months ended September 30, 2026, revenues related to the MTA Agreement exceeded the minimum annual guarantee threshold. However, no Prepaid MTA equipment deployment costs or associated recoupment expenses have been recorded with respect to these revenues, because such revenues are instead recouping equipment deployment costs incurred prior to December 31, 2025, that were previously expensed (including through impairment charges).

AdQuick, Inc. Agreement

On February 17, 2026, the Company entered into agreements with AdQuick, Inc. (“AdQuick”), pursuant to which, among other things, (i) AdQuick licenses its out-of-home sales cloud product to the Company for an initial non-cancellable three-year term (including a specified exclusivity period) for an annual fee of $17.0 million; and (ii) the Company invests up to $20.0 million in AdQuick, with approximately $4.0 million paid on February 17, 2026, and additional approximately $4.0 million payments made in four equal tranches, subject to the achievement of specified implementation milestones. The first tranche was paid on May 26, 2026.

Letters of Credit

We have indemnification obligations with respect to letters of credit and surety bonds primarily used as security against non-performance in the normal course of business. As of September 30, 2026, the outstanding letters of credit were approximately $70.7 million and outstanding surety bonds were approximately $125.6 million, and were not recorded on the Consolidated Statements of Financial Position.

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

The following tables set forth our financial performance by segment. We present Operating income (loss) before Depreciation, Amortization, Net (gain) loss on dispositions, Restructuring charges and Stock-based compensation (“Adjusted OIBDA”) as the primary measure of profit and loss for our operating segments. Adjusted OIBDA margin is a secondary measure utilized to measure performance of our operating segments.

Our chief operating decision maker utilizes Adjusted OIBDA and Adjusted OIBDA margin in evaluating our operating performance and planning and forecasting future periods, as each is an important indicator of our operational strength and business performance. We believe these measures highlight operational trends and provide an important perspective on operational performance across periods.

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions, except percentages)	2026	2025	2026	2025
Billboard:
Billboard revenues	$373.7	$352.8	$1,086.0	$1,014.8
Billboard property lease(a)	(117.9)	(110.5)	(347.0)	(331.5)
Posting, maintenance and other(a)	(39.2)	(39.3)	(115.9)	(111.7)
Significant Billboard segment operating expenses(a)	(157.1)	(149.8)	(462.9)	(443.2)
Significant Billboard segment selling, general and administrative(b)	(77.1)	(63.7)	(219.3)	(198.9)
Billboard Adjusted OIBDA	$139.5	$139.3	$403.8	$372.7
Billboard Adjusted OIBDA margin	37.3%	39.5%	37.2%	36.7%

Transit:
Transit revenues	$135.3	$112.4	$370.9	$296.4
Transit franchise(a)	(64.8)	(60.1)	(190.9)	(180.9)
Posting, maintenance and other(a)	(19.3)	(18.9)	(57.6)	(53.7)
Significant Transit segment operating expenses(a)	(84.1)	(79.0)	(248.5)	(234.6)
Significant Transit segment selling, general and administrative(b)	(22.3)	(17.7)	(61.7)	(53.1)
Transit Adjusted OIBDA	$28.9	$15.7	$60.7	$8.7
Transit Adjusted OIBDA margin	21.4%	14.0%	16.4%	2.9%

Total segments:
Segment revenues	$509.0	$465.2	$1,456.9	$1,311.2
Billboard property lease(a)	(117.9)	(110.5)	(347.0)	(331.5)
Transit franchise(a)	(64.8)	(60.1)	(190.9)	(180.9)
Posting, maintenance and other(a)	(58.5)	(58.2)	(173.5)	(165.4)
Significant segment operating expenses(a)	(241.2)	(228.8)	(711.4)	(677.8)
Significant segment selling, general and administrative(b)	(99.4)	(81.4)	(281.0)	(252.0)
Segment Adjusted OIBDA	$168.4	$155.0	$464.5	$381.4

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2026	2025	2026	2025
Reconciliation to net income:
Segment Adjusted OIBDA	$168.4	$155.0	$464.5	$381.4
Non-segment Adjusted OIBDA	(23.1)	(17.8)	(58.5)	(55.9)
Total Adjusted OIBDA	145.3	137.2	406.0	325.5
Restructuring charges(c)	—	(0.3)	—	(20.1)
Net (gain) loss on dispositions	1.9	(1.4)	0.6	(2.6)
Depreciation	(20.0)	(22.4)	(60.7)	(69.6)
Amortization	(17.8)	(17.6)	(52.0)	(52.1)
Stock-based compensation	(6.6)	(5.6)	(19.1)	(21.1)
Total operating income	102.8	89.9	274.8	160.0
Interest expense, net	(36.9)	(37.0)	(109.1)	(109.5)
Loss on extinguishment of debt	—	(0.6)	(1.4)	(0.6)
Income before provision for income taxes and equity in earnings of investee companies	65.9	52.3	164.3	49.9
Provision for income taxes	(1.3)	(1.2)	(2.6)	(1.9)
Equity in earnings of investee companies, net of tax	0.5	0.3	0.4	2.2
Net income before allocation to redeemable and non-redeemable noncontrolling interests	65.1	51.4	162.1	50.2
Net income attributable to redeemable and non-redeemable noncontrolling interests	0.3	0.1	0.7	—
Net income attributable to OUTFRONT Media Inc.	$64.8	$51.3	$161.4	$50.2

Revenues	$511.1	$467.5	$1,463.2	$1,318.4

Billboard property lease(a)	$(117.9)	$(110.5)	$(347.0)	$(331.5)
Transit franchise(a)	(64.8)	(60.1)	(190.9)	(180.9)
Posting, maintenance and other(a)	(60.2)	(60.1)	(178.6)	(171.1)
Operating expenses	(242.9)	(230.7)	(716.5)	(683.5)
Selling, general and administrative(b)	(129.5)	(105.2)	(359.8)	(330.5)
Stock-based compensation	6.6	5.6	19.1	21.1
Adjusted OIBDA	$145.3	$137.2	$406.0	$325.5
(a)The significant expense categories and amounts align with the segment-level information that is regularly provided to the chief operating decision maker.
(b)Selling, general and administrative expenses includes, but is not limited to, compensation and benefits, including commissions, professional fees, office rent and travel and entertainment.
(c)In the three months ended September 30, 2025, Restructuring charges associated with the Plan consisted of severance payments, employee benefits and related costs. In the nine months ended September 30, 2025, Restructuring charges associated with the Plan consisted of severance payments, employee benefits and related costs, and professional fees, and includes approximately $2.2 million in non-cash charges for stock-based compensation.

OUTFRONT Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)
Other disclosures(a):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2026	2025	2026	2025
Revenues(b):
United States	$511.1	$467.5	$1,463.2	$1,318.4

			As of
			September 30, 2026	December 31, 2025
Long-lived Assets(c):
United States			$4,836.5	$4,798.8
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

As of June 30, 2025, we completed a restructuring and reduction in force plan (the “Plan”) intended to achieve the Company’s strategic goals of increasing sales demand, enhancing customer experience, optimizing internal cost efficiencies, and realigning its organization. As of September 30, 2026, approximately $1.3 million in restructuring reserves related to severance payments, employee benefits and related costs remain outstanding and are included in Accrued compensation on the Consolidated Statement of Financial Position. The Company may incur other charges or cash expenditures not currently contemplated due to unanticipated events that may occur in connection with the implementation of the Plan. (See Note 12. Restructuring Charges to the Consolidated Financial Statements.)

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

During the nine months ended September 30, 2026, we built or converted 71 new digital billboard displays and entered into marketing arrangements to sell advertising on 20 third-party digital billboard displays. In the nine months ended September 30, 2026, we built, converted or replaced 101 digital transit and other displays. The following table sets forth information regarding our digital displays.

	Digital Revenues (in millions) for the Nine Months Ended September 30, 2026(a)			Number of Digital Displays as of September 30, 2026(a)
Location	Digital Billboard	Digital Transit	Total Digital Revenues	Digital Billboard Displays	Digital Transit Displays	Total Digital Displays
United States	$347.5	$177.6	$525.1	2,014	29,587	31,601
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

We have a diversified base of customers across various industries. During the three months ended September 30, 2026, our largest categories of advertisers were entertainment, legal services/lawyers and retail, which represented 17%, 10% and 10% of our total revenues from our Billboard and Transit segments, respectively. During the three months ended September 30, 2025, our largest categories of advertisers were entertainment, retail and legal services/lawyers, which represented 17%, 10% and 10% of our total revenues from our Billboard and Transit segments, respectively. During the nine months ended September 30, 2026, our largest categories of advertisers were entertainment, technology and legal services/lawyers, which represented 17%, 11% and 11% of our total revenues from our Billboard and Transit segments, respectively. During the nine months ended September 30, 2025, our largest categories of advertisers were entertainment, retail and legal services/lawyers, which represented 18%, 11% and 10% of our total revenues from our Billboard and Transit segments, respectively.

Our large-scale portfolio allows our customers to reach a national audience and also provides the flexibility to tailor campaigns to specific regions or markets. We generated approximately 43% of our total revenues from our Billboard and Transit segments from enterprise advertising campaigns in the three months ended September 30, 2026, compared to approximately 44% in the same prior-year period. We generated approximately 41% of our total revenues from our Billboard and Transit segments from enterprise advertising campaigns in the nine months ended September 30, 2026, compared to approximately 42% in the same prior-year period.

Our transit businesses require us to periodically obtain and renew contracts with municipalities and other governmental entities. When these contracts expire, we generally must participate in highly competitive bidding processes in order to obtain or renew contracts. We may be unable to successfully obtain or renew these contracts on favorable economic terms or at all.

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

	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
(in millions, except percentages)	2026	2025	Change	2026	2025	Change
Revenues	$511.1	$467.5	9%	$1,463.2	$1,318.4	11%
Operating income	102.8	89.9	14	274.8	160.0	72
Adjusted OIBDA(a)	145.3	137.2	6	406.0	325.5	25
Adjusted OIBDA(a) margin	28.4%	29.3%		27.7%	24.7%
Net income attributable to OUTFRONT Media Inc.	64.8	51.3	26	161.4	50.2	*
Funds from operations (“FFO”)(a) attributable to OUTFRONT Media Inc.	105.6	99.7	6	292.6	196.6	49
Adjusted FFO (“AFFO”)(a) attributable to OUTFRONT Media Inc.	102.9	98.0	5	284.7	208.2	37
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

	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
(in millions, except percentages)	2026	2025	Change	2026	2025	Change
Total revenues	$511.1	$467.5	9%	$1,463.2	$1,318.4	11%

Total revenues increased $43.6 million, or 9%, in the three months ended September 30, 2026, compared to the same prior-year period and increased $144.8 million, or 11%, in the nine months ended September 30, 2026, compared to the same prior-year period.

Expenses

	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
(in millions, except percentages)	2026	2025	Change	2026	2025	Change
Expenses:
Operating	$242.9	$230.7	5%	$716.5	$683.5	5%
Selling, general and administrative	129.5	105.2	23	359.8	330.5	9
Restructuring charges	—	0.3	*	—	20.1	*
Net (gain) loss on dispositions	(1.9)	1.4	*	(0.6)	2.6	*
Depreciation	20.0	22.4	(11)	60.7	69.6	(13)
Amortization	17.8	17.6	1	52.0	52.1	—
Total expenses	$408.3	$377.6	8	$1,188.4	$1,158.4	3
*Calculation is not meaningful.

Operating Expenses

	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
(in millions, except percentages)	2026	2025	Change	2026	2025	Change
Operating expenses:
Billboard property lease	$117.9	$110.5	7%	$347.0	$331.5	5%
Transit franchise	64.8	60.1	8	190.9	180.9	6
Posting, maintenance and other	60.2	60.1	—	178.6	171.1	4
Total operating expenses	$242.9	$230.7	5	$716.5	$683.5	5

Billboard property lease expenses represented 23% of total revenues in the three months ended September 30, 2026, and 24% in the three months ended September 30, 2025. The decrease in billboard property lease expenses as a percentage of total revenues in the three months ended September 30, 2026, compared to the same prior-year period was primarily due to higher Transit revenues. Billboard property lease expenses represented 24% of total revenues in the nine months ended September 30, 2026, and 25% in the nine months ended September 30, 2025. The decrease in billboard property lease expenses as a percentage of total revenues in the nine months ended September 30, 2026, compared to the same prior-year period was primarily due to higher Transit revenues, higher proceeds from condemnations and the impact of lost billboards in the period.

Billboard property lease expenses increased $7.4 million, or 7%, in the three months ended September 30, 2026, compared to the same prior-year period, primarily due to higher variable billboard property lease expenses. Billboard property lease expenses increased $15.5 million, or 5%, in the nine months ended September 30, 2026, compared to the same prior-year period, primarily due to higher variable billboard property lease expenses, partially offset by the impact of lost billboards in the period.

Transit franchise expenses represented 13% of total revenues in the three months ended September 30, 2026, 13% in the three months ended September 30, 2025, 13% in the nine months ended September 30, 2026, and 14% in the nine months ended September 30, 2025. Transit franchise expenses, as a percentage of total revenues in the three and nine months ended September 30, 2026, were comparable to the same prior-year periods, primarily driven by higher variable transit franchise expenses driven by higher Transit revenues outside of New York.

Transit franchise expenses increased $4.7 million, or 8%, in the three months ended September 30, 2026, compared to the same prior-year period, primarily due to higher variable transit franchise expenses driven by higher Transit revenues outside of New York and higher guaranteed minimum annual payments to the MTA due to inflation. Transit franchise expenses increased $10.0 million, or 6%, in the nine months ended September 30, 2026, compared to the same prior-year period, primarily due to higher variable transit franchise expenses driven by higher Transit revenues outside of New York and higher guaranteed minimum annual payments to the MTA due to inflation.

Posting, maintenance and other expenses, as a percentage of total revenues, were 12% in the three months ended September 30, 2026, 13% in the three months ended September 30, 2025, 12% in the nine months ended September 30, 2026 and 13% in the nine months ended September 30, 2025. Posting, maintenance and other expenses increased $0.1 million in the three months ended September 30, 2026, compared to the same prior-year period, primarily due to higher site-related costs, partially offset by lower production expenses. Posting, maintenance and other expenses increased $7.5 million, or 4%, in the nine months ended September 30, 2026, compared to the same prior-year period, primarily due to higher production expenses and higher maintenance and utility costs, partially offset by lower site-related costs.

Selling, General and Administrative Expenses (“SG&A”)

SG&A expenses increased $24.3 million, or 23%, in the three months ended September 30, 2026, compared to the same prior-year period, primarily due to higher compensation-related expenses, including incentive-based compensation and salaries, higher professional fees, including software and technology expenses, a higher allowance for bad debt and higher client entertainment expenses, partially offset by the impact of market fluctuations on an unfunded equity-linked retirement plan offered by the Company to certain employees. SG&A expenses increased $29.3 million, or 9%, in the nine months ended September 30, 2026, compared to the same prior-year period, primarily due to higher professional fees, including software and technology expenses, higher compensation-related expenses, including incentive-based compensation, salaries and severance, a higher allowance for bad debt and higher client entertainment expenses, partially offset by lower credit card usage by customers and the impact of market fluctuations on an unfunded equity-linked retirement plan offered by the Company to certain employees. We expect SG&A expenses to outpace our revenue growth for the remainder of 2026, as we continue to invest in our strategic initiatives, including digital sales, data analytics, technology enhancements, customer experience improvements, employee training and recruitment.

Restructuring Charges

We recorded restructuring charges for severance payments of approximately $0.3 million in the three months ended September 30, 2025, and recorded restructuring charges of $20.1 million consisting of severance payments, employee benefits and related costs, and professional fees in the nine months ended September 30, 2025, associated with the Plan. In the nine months ended September 30, 2025, the restructuring charges include approximately $2.2 million in non-cash charges for stock-based compensation.

Net (Gain) Loss on Dispositions

Net gain on dispositions was $1.9 million in the three months ended September 30, 2026, compared to a Net loss on dispositions of $1.4 million in the same prior-year period. Net gain on dispositions was $0.6 million in the nine months ended September 30, 2026, compared to a Net loss on dispositions of $2.6 million in the same prior-year period.

Depreciation

Depreciation decreased $2.4 million, or 11%, in the three months ended September 30, 2026, and decreased $8.9 million, or 13%, in the nine months ended September 30, 2026, compared to the same prior-year periods, primarily due to an increase in fully-depreciated assets.

Amortization

Amortization increased $0.2 million, or 1%, in the three months ended September 30, 2026, and decreased $0.1 million in the nine months ended September 30, 2026, compared to the same prior-year periods.

Interest Expense, Net

Interest expense, net, was $36.9 million (including $1.3 million of deferred financing costs) in the three months ended September 30, 2026, and $37.0 million (including $1.4 million of deferred financing costs) in the same prior-year period. Interest expense, net, was $109.1 million (including $4.0 million of deferred financing costs) in the nine months ended September 30, 2026, and $109.5 million (including $4.4 million of deferred financing costs) in the same prior-year period. Interest expense, net, in the three and nine months ended September 30, 2026, decreased slightly compared to the same prior-year periods, due primarily to lower aggregate interest expense following the refinancing of the 5.000% Senior Unsecured Notes due 2027 (the “2027 Notes”), as the reduction in principal amount of senior notes outstanding was partially funded with lower-cost borrowings under the AR Facility (as defined below).

Loss on Extinguishment of Debt

In the nine months ended September 30, 2026, we recorded a Loss on extinguishment of debt of $1.4 million relating to the redemption of the 2027 Notes. In the three and nine months ended September 30, 2025, we recorded a Loss on extinguishment of debt of $0.6 million on the Consolidated Statement of Operations, relating to the write-off of deferred financing costs and a portion of the discount on our previously existing term loan.

Provision for Income Taxes

Provision for income taxes increased $0.1 million in the three months ended September 30, 2026, and increased $0.7 million, or 37%, in the nine months ended September 30, 2026, compared to the same prior-year periods, due primarily to higher income from taxable REIT subsidiaries (“TRSs”).

Net Income

Net income before allocation to redeemable and non-redeemable noncontrolling interests increased $13.7 million in the three months ended September 30, 2026, compared to the same prior-year period, primarily driven by higher Transit revenues. Net income before allocation to redeemable and non-redeemable noncontrolling interests increased $111.9 million in the nine months ended September 30, 2026, compared to the same prior-year period, primarily driven by higher Transit revenues and higher proceeds from condemnations.

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

FFO and AFFO

When used herein, references to “FFO” and “AFFO” mean “FFO attributable to OUTFRONT Media Inc.” and “AFFO attributable to OUTFRONT Media Inc.,” respectively. We calculate FFO in accordance with the definition established by the National Association of Real Estate Investment Trusts (“NAREIT”). FFO reflects net income (loss) attributable to OUTFRONT Media Inc. adjusted to exclude gains and losses from the sale of real estate assets, depreciation and amortization of real estate assets, amortization of direct lease acquisition costs and the same adjustments for our equity-based investments and redeemable and non-redeemable noncontrolling interests, as well as the related income tax effect of adjustments, as applicable. We calculate AFFO as FFO adjusted to include amortization of direct lease acquisition costs as such costs are generally amortized over a period ranging from four weeks to one year and therefore are incurred on a regular basis. AFFO also includes cash paid for maintenance capital expenditures since these are routine uses of cash that are necessary for our operations. In addition, AFFO excludes restructuring charges and losses on extinguishment of debt, as well as certain non-cash items, including non-real estate depreciation and amortization, a net loss on disposition of non-real estate assets, stock-based compensation expense, accretion expense, the non-cash effect of straight-line rent, amortization of deferred financing costs and the same adjustments for our redeemable and non-redeemable noncontrolling interests, along with the non-cash portion of income taxes, and the related income tax effect of adjustments, as applicable. We use FFO and AFFO measures for managing our business and for planning and forecasting future periods, and each is an important indicator of our operational strength and business performance, especially compared to other REITs. Our management believes users of our financial data are best served if the information that is made available to them allows them to align their analysis and evaluation of our operating results along the same lines that our management uses in managing, planning and executing our business strategy. Our management also believes that the presentations of FFO and AFFO, as supplemental measures, are useful in evaluating our business because adjusting results to reflect items that have more bearing on the operating performance of REITs highlights trends in our business that may not otherwise be apparent when relying solely on GAAP financial measures. It is management’s opinion that these supplemental measures provide users of our financial data with an important perspective on our operating performance and also make it easier to compare our results to other companies in our industry, as well as to REITs.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions, except percentages)	2026	2025	2026	2025
Total revenues	$511.1	$467.5	$1,463.2	$1,318.4

Operating income	$102.8	$89.9	$274.8	$160.0
Restructuring charges(a)	—	0.3	—	20.1
Net (gain) loss on dispositions	(1.9)	1.4	(0.6)	2.6
Depreciation	20.0	22.4	60.7	69.6
Amortization	17.8	17.6	52.0	52.1
Stock-based compensation	6.6	5.6	19.1	21.1
Adjusted OIBDA	$145.3	$137.2	$406.0	$325.5
Adjusted OIBDA margin	28.4%	29.3%	27.7%	24.7%

Net income attributable to OUTFRONT Media Inc.	$64.8	$51.3	$161.4	$50.2
Depreciation of billboard advertising structures	15.6	18.2	47.5	56.2
Amortization of real estate-related intangible assets	14.2	15.1	42.6	45.2
Amortization of direct lease acquisition costs	15.0	13.8	44.0	42.6
Net (gain) loss on disposition of real estate assets	(3.9)	1.4	(2.6)	2.6
Adjustment related to redeemable and non-redeemable noncontrolling interests	(0.1)	(0.1)	(0.3)	(0.2)
FFO attributable to OUTFRONT Media Inc.	105.6	99.7	292.6	196.6
Non-cash portion of income taxes	(0.2)	0.6	(1.1)	(0.1)
Amortization of direct lease acquisition costs	(15.0)	(13.8)	(44.0)	(42.6)
Maintenance capital expenditures	(7.3)	(6.1)	(19.9)	(19.4)
Restructuring charges(a)	—	0.3	—	20.1
Net loss on disposition of non-real estate assets	2.0	—	2.0	—
Other depreciation	4.4	4.2	13.2	13.4
Other amortization	3.6	2.5	9.4	6.9
Stock-based compensation	6.6	5.6	19.1	21.1
Non-cash effect of straight-line rent	1.3	2.5	5.9	6.0
Accretion expense	0.7	0.7	2.2	2.1
Amortization of deferred financing costs	1.3	1.4	4.0	4.4
Loss on extinguishment of debt	—	0.6	1.4	0.6
Adjustment related to redeemable and non-redeemable noncontrolling interests	(0.1)	(0.1)	(0.1)	(0.1)
Income tax effect of adjustments(b)	—	(0.1)	—	(0.8)
AFFO attributable to OUTFRONT Media Inc.	$102.9	$98.0	$284.7	$208.2
(a)In the three months ended September 30, 2025, Restructuring charges associated with the Plan consisted of severance payments, employee benefits and related costs. In the nine months ended September 30, 2025, Restructuring charges associated with the Plan consisted of severance payments, employee benefits and related costs, and professional fees, and includes approximately $2.2 million in non-cash charges for stock-based compensation.
(b)Income tax effect related to Restructuring charges in 2025.

FFO attributable to OUTFRONT Media Inc. increased $5.9 million, or 6%, in the three months ended September 30, 2026, compared to the same prior-year period, due primarily to higher Adjusted OIBDA. FFO attributable to OUTFRONT Media Inc. increased $96.0 million, or 49%, in the nine months ended September 30, 2026, compared to the same prior-year period, due primarily to higher proceeds from condemnations, higher Adjusted OIBDA and restructuring charges in 2025. AFFO attributable to OUTFRONT Media Inc. increased $4.9 million, or 5%, in the three months ended September 30, 2026, compared to the same prior-year period, due primarily to higher Adjusted OIBDA. AFFO attributable to OUTFRONT Media Inc. increased $76.5 million, or 37%, in the nine months ended September 30, 2026, compared to the same prior-year period, due primarily to higher proceeds from condemnations and higher Adjusted OIBDA.

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

The following table presents our Revenues, Adjusted OIBDA and Operating income by segment in the three and nine months ended September 30, 2026 and 2025.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2026	2025	2026	2025
Revenues:
Billboard	$373.7	$352.8	$1,086.0	$1,014.8
Transit	135.3	112.4	370.9	296.4
Other	2.1	2.3	6.3	7.2
Total revenues	$511.1	$467.5	$1,463.2	$1,318.4

Operating income	$102.8	$89.9	$274.8	$160.0
Restructuring charges(a)	—	0.3	—	20.1
Net (gain) loss on dispositions	(1.9)	1.4	(0.6)	2.6
Depreciation	20.0	22.4	60.7	69.6
Amortization	17.8	17.6	52.0	52.1
Stock-based compensation(b)	6.6	5.6	19.1	21.1
Total Adjusted OIBDA	$145.3	$137.2	$406.0	$325.5

Adjusted OIBDA:
Billboard	$139.5	$139.3	$403.8	$372.7
Transit	28.9	15.7	60.7	8.7
Other	0.4	0.4	1.1	1.4
Corporate	(23.5)	(18.2)	(59.6)	(57.3)
Total Adjusted OIBDA	$145.3	$137.2	$406.0	$325.5

Operating income (loss):
Billboard	$110.9	$103.0	$308.6	$252.6
Transit	23.6	10.3	45.8	(7.6)
Other	0.4	0.4	1.1	1.4
Corporate	(32.1)	(23.8)	(80.7)	(86.4)
Total operating income	$102.8	$89.9	$274.8	$160.0
(a)In the three months ended September 30, 2025, Restructuring charges associated with the Plan consisted of severance payments, employee benefits and related costs. In the nine months ended September 30, 2025, Restructuring charges associated with the Plan consisted of severance payments, employee benefits and related costs, and professional fees, and includes approximately $2.2 million in non-cash charges for stock-based compensation.
(b)Stock-based compensation is classified as Corporate expense.

Billboard

	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
(in millions, except percentages)	2026	2025	Change	2026	2025	Change
Operating income	$110.9	$103.0	8%	$308.6	$252.6	22%
Restructuring charges	—	0.2	*	—	8.4	*
Net (gain) loss on dispositions	(3.9)	—	*	(2.6)	1.9	*
Depreciation	17.6	20.5	(14)	53.3	62.8	(15)
Amortization	14.9	15.6	(4)	44.5	47.0	(5)
Adjusted OIBDA	$139.5	$139.3	—	$403.8	$372.7	8

Revenues	$373.7	$352.8	6	$1,086.0	$1,014.8	7
Operating expenses:
Billboard property lease	$(117.9)	$(110.5)	7	(347.0)	(331.5)	5
Posting, maintenance and other	(39.2)	(39.3)	—	(115.9)	(111.7)	4
Total operating expenses	(157.1)	(149.8)	5	(462.9)	(443.2)	4
SG&A expenses	(77.1)	(63.7)	21	(219.3)	(198.9)	10
Adjusted OIBDA	$139.5	$139.3	—	$403.8	$372.7	8
Adjusted OIBDA margin	37.3%	39.5%		37.2%	36.7%

New York metropolitan area revenues as a percentage of Billboard segment revenues	9%	8%		8%	8%
Los Angeles metropolitan area revenues as a percentage of Billboard segment revenues	12%	13%		13%	14%

Billboard segment revenues increased $20.9 million, or 6%, in the three months ended September 30, 2026, compared to the same prior-year period, reflecting an increase in average revenue per display (yield), including the impact of programmatic and direct sale advertising platforms on digital billboard revenues, and revenues related to the 2026 Federation Internationale de Football Association (“FIFA”) World Cup. Billboard segment revenues increased $71.2 million, or 7%, in the nine months ended September 30, 2026, compared to the same prior-year period, reflecting an increase in average revenue per display (yield), including the impact of programmatic and direct sale advertising platforms on digital billboard revenues, revenues related to the 2026 FIFA World Cup and higher proceeds from condemnations, partially offset by the impact of lost billboards in the period. We generated approximately 38% in the three months ended September 30, 2026, 39% in the three months ended September 30, 2025, 37% in the nine months ended September 30, 2026, and 38% in the nine months ended September 30, 2025, of our Billboard segment revenues from enterprise advertising campaigns.

Billboard segment property lease expenses represented 32% of Billboard segment revenues in the three months ended September 30, 2026, 31% in the three months ended September 30, 2025, 32% in the nine months ended September 30, 2026, and 33% in the nine months ended September 30, 2025. Billboard segment property lease expenses increased $7.4 million, or 7%, in the three months ended September 30, 2026, compared to the same prior-year period, primarily driven by higher variable billboard property lease expenses. Billboard segment property lease expenses increased $15.5 million, or 5%, in the nine months ended September 30, 2026, compared to the same prior-year period, primarily driven by higher variable billboard property lease expenses, partially offset by the impact of lost billboards in the period. Billboard segment posting, maintenance and other expenses decreased $0.1 million in the three months ended September 30, 2026, compared to the same prior-year period, primarily driven by lower production expenses, partially offset by higher site-related costs and higher compensation-related expenses. Billboard segment posting, maintenance and other expenses increased $4.2 million, or 4%, in the nine months ended September 30, 2026, compared to the same prior-year period, primarily driven by higher maintenance and utilities, and higher compensation-related expenses.

SG&A expenses in the Billboard segment increased $13.4 million, or 21%, in the three months ended September 30, 2026, compared to the same prior-year period, primarily driven by higher professional fees, including software and technology expenses, higher compensation-related expenses and a higher allowance for bad debt. SG&A expenses in the Billboard segment increased $20.4 million, or 10%, in the nine months ended September 30, 2026, compared to the same prior-year period, primarily driven by higher professional fees, including software and technology expenses, a higher allowance for bad debt and higher compensation-related expenses, partially offset by lower credit card usage by customers.

Billboard segment Adjusted OIBDA increased $0.2 million in the three months ended September 30, 2026, compared to the same prior-year period. Billboard segment Adjusted OIBDA increased $31.1 million, or 8%, in the nine months ended September 30, 2026, compared to the same prior-year period, due primarily to a larger increase in Billboard segment revenues compared to a smaller increase in Billboard segment operating expenses. Billboard segment Adjusted OIBDA margin was 37.3% in the three months ended September 30, 2026, 39.5% in the three months ended September 30, 2025, 37.2% in the nine months ended September 30, 2026, and 36.7% in the nine months ended September 30, 2025.

Transit

	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
(in millions, except percentages)	2026	2025	Change	2026	2025	Change
Operating income (loss)	$23.6	$10.3	129%	$45.8	$(7.6)	*
Restructuring charges	—	0.1	*	—	3.7	*
Net loss on dispositions	—	1.4	*	—	0.7	*
Depreciation	2.4	1.9	26	7.4	6.8	9%
Amortization	2.9	2.0	45	7.5	5.1	47
Adjusted OIBDA	$28.9	$15.7	84	$60.7	$8.7	*

Revenues	$135.3	$112.4	20	$370.9	$296.4	25
Operating expenses:
Transit franchise	(64.8)	(60.1)	8	(190.9)	(180.9)	6
Posting, maintenance and other	(19.3)	(18.9)	2	(57.6)	(53.7)	7
Total operating expenses	(84.1)	(79.0)	6	(248.5)	(234.6)	6
SG&A expenses	(22.3)	(17.7)	26	(61.7)	(53.1)	16
Adjusted OIBDA	$28.9	$15.7	84	$60.7	$8.7	*
Adjusted OIBDA margin	21.4%	14.0%		16.4%	2.9%

New York metropolitan area revenues as a percentage of Transit segment revenues	64%	63%		62%	59%
Los Angeles metropolitan area revenues as a percentage of Transit segment revenues	7%	7%		7%	7%
*    Calculation is not meaningful.

Transit segment revenues increased $22.9 million, or 20%, in the three months ended September 30, 2026, compared to the same prior-year period, primarily due to an increase in average revenue per display (yield) and revenues related to the 2026 FIFA World Cup, partially offset by the impact of new and lost transit franchise contracts. Transit segment revenues increased $74.5 million, or 25%, in the nine months ended September 30, 2026, compared to the same prior-year period, primarily due to an increase in average revenue per display (yield) and revenues related to the 2026 FIFA World Cup, partially offset by the impact of new and lost transit franchise contracts. We generated approximately 57% in the three months ended September 30, 2026, 62% in the three months ended September 30, 2025, 51% in the nine months ended September 30, 2026 and 56% in the nine months ended September 30, 2025, of our Transit segment revenues from enterprise advertising campaigns.

Transit segment franchise expenses represented 48% of Transit segment revenues in the three months ended September 30, 2026, 53% in the three months ended September 30, 2025, 51% in the nine months ended September 30, 2026, and 61% in the nine months ended September 30, 2025. The decreases in Transit segment franchise expenses as a percentage of Transit segment revenues in the three and nine months ended September 30, 2026, compared to the same prior-year periods, were primarily due to higher Transit segment revenues relative to guaranteed minimum annual payments to the MTA. Although revenues related to the MTA Agreement exceeded the minimum annual guarantee threshold during these periods, no additional transit franchise expense was recorded with respect to these revenues. (See the “Critical Accounting Policies” section of this

MD&A.) Transit segment franchise expenses increased $4.7 million, or 8%, in the three months ended September 30, 2026, compared to the same prior-year period, primarily due to higher variable transit franchise expenses driven by higher Transit revenues outside of New York and higher guaranteed minimum annual payments to the MTA due to inflation. Transit segment franchise expenses increased $10.0 million, or 6%, in the nine months ended September 30, 2026, compared to the same prior-year period, primarily due to higher variable transit franchise expenses driven by higher Transit revenues outside of New York and higher guaranteed minimum annual payments to the MTA due to inflation. Transit segment posting, maintenance and other expenses increased $0.4 million, or 2%, in the three months ended September 30, 2026, compared to the same prior-year period, primarily driven by higher display production costs. Transit segment posting, maintenance and other expenses increased $3.9 million, or 7%, in the nine months ended September 30, 2026, compared to the same prior-year period, primarily driven by higher display production costs and higher posting and rotation costs.

SG&A expenses in the Transit segment increased $4.6 million, or 26%, in the three months ended September 30, 2026, compared to the same prior-year period, primarily driven by higher professional fees, including software and technology expenses, higher compensation-related expenses, including commissions, a higher allowance for bad debt and higher credit card usage by customers. SG&A expenses in the Transit segment increased $8.6 million, or 16%, in the nine months ended September 30, 2026, compared to the same prior-year period, primarily driven by higher compensation-related expenses, including commissions, and higher professional fees, including software and technology expenses, and a higher allowance for bad debt.

Transit segment Adjusted OIBDA increased $13.2 million, or 84%, in the three months ended September 30, 2026, compared to the same prior-year period, due primarily to a larger increase in Transit segment revenues compared to a smaller increase in Transit segment operating expenses. Transit segment Adjusted OIBDA increased $52.0 million in the nine months ended September 30, 2026, compared to the same prior-year period, due primarily to a larger increase in Transit segment revenues compared to a smaller increase in Transit segment operating expenses.

Other

Total Other revenues decreased $0.2 million, or 9%, operating expenses decreased $0.2 million, or 11%, and Other Adjusted OIBDA in the three months ended September 30, 2026, was comparable to the same prior-year period, due primarily to a decrease in third-party digital equipment sales. Total Other revenues decreased $0.9 million, or 13%, operating expenses decreased $0.6 million, or 11%, and Other Adjusted OIBDA decreased $0.3 million, or 21%, in the nine months ended September 30, 2026, compared to the same prior-year period, due primarily to a decrease in third-party digital equipment sales.

Corporate

Corporate expenses primarily include expenses associated with employees who provide centralized services. Corporate expenses, excluding restructuring charges, a net loss on disposition of non-real estate assets and stock-based compensation, increased $5.3 million, or 29%, in the three months ended September 30, 2026, compared to the same prior-year period, primarily due to higher compensation-related expenses and higher professional fees, partially offset by the impact of market fluctuations on an unfunded equity-linked retirement plan offered by the Company to certain employees. Corporate expenses, excluding restructuring charges, a net loss on disposition of non-real estate assets and stock-based compensation, increased $2.3 million, or 4%, in the nine months ended September 30, 2026, compared to the same prior-year period, primarily due to higher compensation-related expenses, including severance, partially offset by the impact of market fluctuations on an unfunded equity-linked retirement plan offered by the Company to certain employees and lower professional fees, including fees related to a management consulting project.

Liquidity and Capital Resources

	As of
(in millions, except percentages)	September 30, 2026	December 31, 2025	% Change
Assets:
Cash and cash equivalents	$74.1	$99.9	(26)%
Receivables, less allowance ($28.6 in 2026 and $23.2 in 2025)	346.0	365.7	(5)
Prepaid lease and transit franchise costs	2.4	5.1	(53)
Other prepaid expenses	24.7	21.9	13
Other current assets	8.9	11.1	(20)
Total current assets	456.1	503.7	(9)
Liabilities:
Accounts payable	38.3	50.2	(24)
Accrued compensation	62.6	78.3	(20)
Accrued interest	28.4	35.1	(19)
Accrued lease and franchise costs	78.0	72.2	8
Other accrued expenses	75.1	57.0	32
Deferred revenues	47.3	57.7	(18)
Short-term debt	100.0	—	*
Short-term operating lease liabilities	179.2	172.9	4
Other current liabilities	22.9	21.9	5
Total current liabilities	631.8	545.3	16
Working capital	$(175.7)	$(41.6)	*
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

Our short-term cash requirements primarily include payments for operating leases, guaranteed minimum annual payments, interest, repayment of short-term debt, capital expenditures, equipment deployment costs and dividends. Funding for short-term cash needs will come primarily from our cash on hand, operating cash flows, our ability to issue debt and equity securities, and borrowings under the Revolving Credit Facility (as defined below), the AR Facility (as defined below) or other credit facilities that we may establish, to the extent available.

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

Working capital was a deficit of $175.7 million as of September 30, 2026, compared to a deficit of $41.6 million as of December 31, 2025, primarily driven by higher short-term debt, a lower cash balance and lower receivables, partially offset by lower severance and commission accruals, lower accounts payable and lower accrued interest.

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

•Recoupment of Equipment Deployment Costs. We may retain incremental revenues that exceed an annual base revenue amount for the cost of deploying advertising and communications displays throughout the transit system. Recoupable MTA equipment deployment costs are recorded as Prepaid MTA equipment deployment costs and Intangible assets on our Consolidated Statement of Financial Position, and as these costs are recouped from incremental revenues that the MTA would otherwise be entitled to receive, Prepaid MTA equipment deployment costs will be reduced. If incremental revenues generated over the term of the agreement are not sufficient to cover all or a portion of the equipment deployment costs, the costs will not be recouped, which could have an adverse effect on our business, financial condition and results of operations, including impairment charges. If we do not recoup all costs of deploying advertising and communications screens with respect to the New Inventory by the end of the term of the MTA Agreement, the MTA will be obligated to reimburse us for these costs. Deployment costs in an amount not to exceed $50.7 million, which were deemed authorized before December 31, 2020, were paid directly by the MTA. All other deployment costs are subject to recoupment in accordance with the MTA Agreement. Based on the recent performance of our MTA assets, we currently expect to recoup some but not all of our MTA equipment deployment costs incurred prior to December 31, 2025, but do not expect to recoup current period or future MTA equipment deployment costs incurred throughout the remainder of the Amended Term (as defined below) of the MTA Agreement even if revenues related to the MTA Agreement exceed the minimum annual guarantee threshold. (See the “Critical Accounting Policies” section of this MD&A for further discussion of our accounting for recoupment of equipment deployment costs). During the three and nine months ended September 30, 2026, revenues related to the MTA Agreement exceeded the minimum annual guarantee threshold. However, no Prepaid MTA equipment deployment costs or associated recoupment expenses were recorded, consistent with our accounting treatment. We expect our MTA equipment deployment costs to be approximately $25.0 million in 2026 and approximately between $30.0 million and $40.0 million annually throughout the remainder of the Amended Term of the MTA Agreement. These equipment deployment costs primarily encompass maintenance costs (including equipment replacement costs) for existing MTA display locations.

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

We may utilize cash on hand and/or incremental third-party financing to fund costs under the MTA Agreement over the next couple of years. However, we cannot reasonably estimate the aggregate financing amount, if any, at this time. As of September 30, 2026, we have issued surety bonds in favor of the MTA totaling approximately $90.0 million, which amount is subject to change as equipment installations are completed and revenues are generated. During the nine months ended September 30, 2026, we incurred equipment deployment costs of $12.8 million, for a total of $641.8 million to date, of which $33.9 million had been recouped from incremental revenues to date. As of September 30, 2026, we had Intangible assets related to franchise agreements related to the MTA Agreement of $35.2 million. As of September 30, 2026, 27,345 digital displays had been installed, composed of 5,025 digital advertising screens on subway and train platforms and entrances, 15,904 smaller-format digital advertising screens on rolling stock and 6,416 MTA communications displays. As of September 30, 2026, this active installed digital display count decreased by nine compared to December 31, 2025, due to the removal of digital displays as a result of MTA station construction and screen repair or replacement timing. We substantially completed our initial deployment in 2024, with the remaining deployment required under the MTA Agreement subject to satisfaction of various conditions and work to be performed by the MTA. We are currently only performing maintenance operations and replacing damaged and broken displays.

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

On November 5, 2026, we announced that our board of directors approved a quarterly cash dividend of $0.33 per share on our common stock payable on December 31, 2026, to stockholders of record at the close of business on December 4, 2026.

Debt

Debt, net, consists of the following:

	As of
(in millions, except percentages)	September 30, 2026	December 31, 2025
Short-term debt:
AR Facility	$100.0	$—
Total short-term debt	100.0	—

Long-term debt:
Term loan, due 2032	$499.3	$499.3

Senior secured notes:
7.375% senior secured notes, due 2031	450.0	450.0

Senior unsecured notes:
5.000% senior unsecured notes, due 2027	—	650.0
4.250% senior unsecured notes, due 2029	500.0	500.0
4.625% senior unsecured notes, due 2030	500.0	500.0
6.000% senior unsecured notes, due 2034	500.0	—
Total senior unsecured notes	1,500.0	1,650.0

Debt issuance costs	(18.9)	(15.9)
Total long-term debt, net	2,430.4	2,583.4

Total debt, net	$2,530.4	$2,583.4

Weighted average cost of debt	5.5%	5.3%

	Payments Due by Period
(in millions)	Total	2026	2027-2028	2029-2030	2031 and thereafter
Long-term debt	$2,450.0	$—	$—	$1,000.0	$1,450.0
Interest	892.7	153.9	265.3	194.8	278.7
Total	$3,342.7	$153.9	$265.3	$1,194.8	$1,728.7

Term Loan

The interest rate on the term loan due in 2032 (the “Term Loan”) was 5.7% per annum as of September 30, 2026. As of September 30, 2026, a discount of $0.7 million on the Term Loan remains unamortized. The discount is being amortized through Interest expense, net, on the Consolidated Statement of Operations. In the three and nine months ended September 30, 2025, we recorded a Loss on extinguishment of debt of $0.6 million on the Consolidated Statement of Operations, relating to the write-off of deferred financing costs and a portion of the discount on our previously existing term loan.

Revolving Credit Facility

We also have a $500.0 million revolving credit facility, which matures in 2030 (the “Revolving Credit Facility,” together with the Term Loan, the “Senior Credit Facilities”).

As of September 30, 2026, there were no outstanding borrowings under the Revolving Credit Facility.

The commitment fee based on the amount of unused commitments under the Revolving Credit Facility was $0.4 million in the three months ended September 30, 2026, $0.5 million in the three months ended September 30, 2025, $1.3 million in the nine months ended September 30, 2026, and $1.5 million in the nine months ended September 30, 2025. As of September 30, 2026, we had issued letters of credit totaling approximately $5.1 million against the letter of credit facility sublimit under the Revolving Credit Facility.

Standalone Letter of Credit Facilities

As of September 30, 2026, we had issued letters of credit totaling approximately $65.6 million under our aggregate $81.0 million standalone letter of credit facilities. The total fees under the letter of credit facilities were immaterial in each of the three and nine months ended September 30, 2026 and 2025.

Accounts Receivable Securitization Facility

As of September 30, 2026, we have a $150.0 million revolving accounts receivable securitization facility (the “AR Facility”), which terminates in June 2027, unless further extended.

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

As of September 30, 2026, there were $100.0 million in outstanding borrowings under the AR Facility at a borrowing rate of 5.1%. As of September 30, 2026, borrowing capacity remaining under the AR Facility was $50.0 million based on approximately $418.4 million of accounts receivable that could be used as collateral for the AR Facility in accordance with the agreements governing the AR Facility. The commitment fee based on the amount of unused commitments under the AR Facility was $0.1 million in the three months ended September 30, 2025, $0.3 million in the nine months ended September 30, 2026 and $0.3 million in the nine months ended September 30, 2025. The commitment fee based on the amount of unused commitments under the AR Facility for the three months ended September 30, 2026, was immaterial.

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

On June 15, 2026, we used the net proceeds from the issuance of the 2034 Notes, along with borrowings under the AR Facility and cash on hand, to redeem all of the 2027 Notes and to pay accrued and unpaid interest on the 2027 Notes, if any, to, but excluding, the redemption date, and to pay fees and expenses in connection with the 2034 Notes offering and the 2027 Notes redemption. In the second quarter of 2026, we recorded a Loss on extinguishment of debt of $1.4 million relating to the 2027 Notes on the Consolidated Statement of Operations.

Debt Covenants

The Company, the Borrowers, and other guarantor subsidiaries party thereto, are parties to a credit agreement dated as of September 24, 2025 (the “Credit Agreement”). The Credit Agreement governing the Senior Credit Facilities, the agreements governing the AR Facility, and the indentures governing our senior notes contain customary affirmative and negative covenants, subject to certain exceptions, including but not limited to those that restrict the Company’s and its subsidiaries’ abilities to (i) pay dividends on, repurchase or make distributions in respect to the Company’s or its wholly-owned subsidiary, Outfront Media Capital LLC’s, capital stock or make other restricted payments other than dividends or distributions necessary for us to maintain our REIT status and/or avoid incurring taxes, subject to certain conditions and exceptions, (ii) enter into agreements restricting certain subsidiaries’ ability to pay dividends or make other intercompany or third-party transfers, and (iii) incur additional indebtedness or grant additional liens. One of the exceptions to the restriction on our ability to incur additional indebtedness under the Credit Agreement is satisfaction of a Consolidated Total Net Leverage Ratio, which is the ratio of our consolidated total debt (less unrestricted cash) to our Consolidated EBITDA (as defined in the Credit Agreement) for the trailing four consecutive quarters, of no greater than 6.5 to 1.0. As of September 30, 2026, our Consolidated Total Net Leverage Ratio was 3.7 to 1.0 in accordance with the Credit Agreement.

The terms of the Credit Agreement (and under certain circumstances, the agreements governing the AR Facility) require that we maintain a Consolidated Net Secured Leverage Ratio, which is the ratio of (i) our consolidated secured debt (less unrestricted cash) to (ii) our Consolidated EBITDA (as defined in the Credit Agreement) for the trailing four consecutive quarters, of no greater than 4.5 to 1.0 (subject to potential acquisition-related adjustments). As of September 30, 2026, our Consolidated Net Secured Leverage Ratio was 1.4 to 1.0 in accordance with the Credit Agreement. As of September 30, 2026, we are in compliance with our debt covenants.

Deferred Financing Costs

As of September 30, 2026, we had deferred $22.7 million in fees and expenses associated with the Term Loan, the Revolving Credit Facility, the AR Facility and our senior notes. We are amortizing the deferred fees through Interest expense, net, on our Consolidated Statement of Operations over the respective terms of the Term Loan, Revolving Credit Facility, AR Facility and our senior notes.

Equity

At-the-Market Equity Offering Program

We have a sales agreement in connection with an “at-the-market” equity offering program (the “ATM Program”), under which we may, from time to time, issue and sell shares of our common stock up to an aggregate offering price of $300.0 million. We have no obligation to sell any of our common stock under the sales agreement and may at any time suspend solicitations and offers under the sales agreement. No shares were sold under the ATM Program during the nine months ended September 30, 2026. As of September 30, 2026, we had approximately $232.5 million of capacity remaining under the ATM Program.

Cash Flows

The following table presents our cash flows in the nine months ended September 30, 2026 and 2025.

	Nine Months Ended
	September 30,		%
(in millions, except percentages)	2026	2025	Change
Net cash flow provided by operating activities	$311.6	$189.5	64%
Net cash flow used for investing activities	(96.4)	(87.3)	10
Net cash flow used for financing activities	(241.0)	(86.1)	180
Net increase (decrease) in cash and cash equivalents	$(25.8)	$16.1	*

Cash provided by operating activities increased $122.1 million, or 64%, in the nine months ended September 30, 2026, compared to the same prior-year period, due primarily to higher net income, as adjusted for non-cash items, and the timing of accounts receivables and a decrease in accounts payable and accrued expenses, partially offset by a decrease in deferred revenues.

Cash used by investing activities increased $9.1 million, or 10%, in the nine months ended September 30, 2026, compared to the same prior-year period, due primarily to higher cash paid for acquisitions and the equity investment in AdQuick, Inc. (see Note 7. Related Party Transactions to the Consolidated Financial Statements), partially offset by higher net proceeds from dispositions and lower MTA franchise rights payments.

The following table presents our capital expenditures in the nine months ended September 30, 2026 and 2025.

	Nine Months Ended
	September 30,		%
(in millions, except percentages)	2026	2025	Change
Growth	$40.8	$44.6	(9)%
Maintenance	19.9	19.4	3
Total capital expenditures	$60.7	$64.0	(5)

Capital expenditures decreased $3.3 million, or 5%, in the nine months ended September 30, 2026, compared to the same prior-year period, primarily due to decreased spending on office remodels, digital displays and billboard display upgrades, partially offset by the timing of payments.

For the full year of 2026, we expect our capital expenditures to be approximately $85.0 million, which will be used primarily for new and replacement digital displays, safety-related projects, software and technology, the renovation of certain office facilities and maintenance. This estimate does not include equipment deployment costs that will be incurred in connection with the MTA Agreement (as described above).

Cash used for financing activities increased $154.9 million, or 180%, in the nine months ended September 30, 2026 compared to the same prior-year period. In the nine months ended September 30, 2026, we paid total cash dividends of $164.4 million on our common stock and vested restricted share units granted to employees, made net repayments of $150.0 million related to the offering of the 2034 Notes and the redemption of the 2027 Notes, and drew net borrowings on the AR Facility of $100.0 million. In the nine months ended September 30, 2025, we paid total cash dividends of $157.7 million on our common stock, the Series A Convertible Perpetual Preferred Stock and vested restricted share units granted to employees, made net borrowings of $99.4 million under the Term Loan in connection with a refinancing of our previously existing term loan in 2025 and made net repayments on the AR Facility of $10.0 million.

Cash paid for income taxes increased $1.7 million, or 85%, in the nine months ended September 30, 2026, compared to the same prior-year period, due primarily to higher estimated TRS income.

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

Title to the various digital displays transfers to the MTA on installation; therefore, the cost of deploying these screens throughout the transit system does not represent our property and equipment. The portion of recoupable MTA equipment deployment costs expected to be reimbursed from transit franchise fees that would otherwise be payable to the MTA, which have not been previously charged to operating expenses, is recorded as Prepaid MTA equipment deployment costs on the Consolidated Statement of Financial Position and charged to operating expenses as advertising revenue is generated. The short-term portion of Prepaid MTA equipment deployment costs represents the costs that we expect to recover from the MTA in the next twelve months. The portion of deployment costs expected to be reimbursed from advertising revenues that would otherwise be retained by us under the contract is recorded as Intangible assets on the Consolidated Statement of Financial Position and charged to amortization expense on a straight-line basis over the contract period. We assess the recoverability of the MTA contract on an as-needed basis and apply significant judgment in assessing factors to determine if there is an indication that the revenues expected to be generated over the term of the agreement will be sufficient to cover all or a portion of the equipment deployment costs, including evaluating macroeconomic conditions, product demand, industry trends, and events specific to the Company, including monitoring the Company’s actual installation of digital displays against the deployment schedule. Additionally, we assess these factors by comparing revenue projections of the deployed digital displays to actual financial results.

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

Since that time, all future deployment cost spending has been recorded as Intangible assets rather than as Prepaid MTA equipment deployment costs.

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

Accordingly, although we currently expect revenues related to the MTA Agreement to exceed the minimum annual guarantee threshold for periods after December 31, 2025, no Prepaid MTA equipment deployment costs or associated recoupment expense will be recorded with respect to these revenues, because such revenues are instead recouping equipment deployment costs incurred prior to December 31, 2025 that were previously expensed (including through impairment charges) and do not result in an incremental recoupment right. (See Note 17. Commitments and Contingencies to the Consolidated Financial Statements for further information regarding equipment deployment costs incurred and the related Intangible assets balance as of and for the nine months ended September 30, 2026.) Equipment deployment costs incurred for periods after December 31, 2025, and throughout the remainder of the Amended Term of the MTA Agreement, will instead continue to be recorded as Intangible assets on the Consolidated Statement of Financial Position, consistent with our treatment of equipment deployment costs since 2023.

We currently estimate we will spend between $30.0 million and $40.0 million annually on equipment deployment costs throughout the remainder of the Amended Term of the MTA Agreement.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to commodity prices and, to a limited extent, interest rates and credit risks.

Commodity Price Risk

We incur various operating costs that are subject to price risk caused by volatility in underlying commodity values. Commodity price risk is present in electricity costs associated with powering our digital billboard displays and lighting our traditional static billboard displays at night.

We do not currently use derivatives or other financial instruments to mitigate our exposure to commodity price risk. However, we do enter into contracts with commodity providers to limit our exposure to commodity price fluctuations. For the year ended December 31, 2025, such contracts accounted for 10.7% of our total utility costs. As of September 30, 2026, we had active electricity purchase agreements with fixed contract rates for locations in Illinois, New Jersey, New York, Ohio, Pennsylvania and Texas, which expire at various dates through July 2029.

Interest Rate Risk

We are subject to interest rate risk to the extent we have variable-rate debt outstanding, including under our Senior Credit Facilities and the AR Facility.

As of September 30, 2026, we had a $500.0 million variable-rate Term Loan outstanding, which has an interest rate of 5.7% per year. An increase or decrease of 1/4% in our interest rate on the Term Loan will change our annualized interest expense by approximately $1.3 million.

As of September 30, 2026, there were $100.0 million of outstanding borrowings under the AR Facility at a borrowing rate of 5.1%. An increase or decrease of 1/4% in our interest rate on the AR Facility will change our annualized interest expense by approximately $0.3 million.

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

Date: November 6, 2026